Form 10-Q
period 1995-09-30
LAKELAND BANCORP INC
filed 1995-11-13
CIK 846901

SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

      (MARK  ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _____________________.



Commission File Number          33-27312



                      Lakeland Bancorp, Inc.
      (Exact name of registrant as specified in its charter)


New Jersey                                             22-2953275
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

         250 Oak Ridge Road, Oak Ridge, N.J.            07438-8906
   (Address of principal executive offices)             (Zip Code)

                              (201) 697-2000
             (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes  X             No _______

               APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1995, 1,616,727, common shares, $2.50 par value, were outstanding.

                         LAKELAND  BANCORP,  INC.

                                   INDEX


                                                                    Page
                                                                    Number

Part I.   Financial Information                                       1

Item 1.  Financial Statements

         Consolidated Statements of                                   2
         Condition as of December 31, 1994,
         and September 30, 1995 (Unaudited)

         Consolidated Statements of Income                            3
         for the Three and Nine Months Ended
         September 30, 1994 and 1995 (Unaudited)

         Consolidated Statements of Cash Flows                       4-5
         for the Nine Months Ended
         September 30, 1994 and 1995 (Unaudited)

         Notes to Consolidated Financial                             6-9
         Statements (Unaudited)

Item 2.  Management's Discussion and Analysis                      10-19
         of Financial Condition and Results of
         Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                             20

Signatures                                                            21


PART I.     Financial Information


      Item 1.     Financial Statements

      Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Lakeland Bancorp, Inc. (the "registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

       The results of operations for the three and nine month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year.



                          LAKELAND BANCORP, INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CONDITION
                                (Unaudited)

                                                           December 31, September 30,
                                                               1994             1995
ASSETS
Cash and due from banks                                   $  16,211,222    $  13,877,487
Federal funds sold                                            1,300,000        8,800,000
                                                             __________       __________
  Cash and cash equivalents                                  17,511,222       22,677,487

Securities available for sale,
  at estimated fair value                                    84,430,286       79,330,292
Securities held to maturity,
  estimated fair value of
  $43,882,000 in 1994 and $46,366,000
  in 1995                                                    44,872,434       46,025,962
Loans, net                                                  172,196,797      183,538,824
Premises and equipment, net                                   8,261,801        7,989,276
Accrued interest receivable                                   3,663,145        3,783,701
Other assets                                                  2,652,087        1,667,418
                                                            ___________      ___________
     Total Assets                                         $ 333,587,772    $ 345,012,960
                                                            ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits:
  Non-interest-bearing demand                           $   57,786,252    $  55,604,739
  Savings and interest-bearing demand                      178,068,491      158,216,428
  Club accounts                                              4,382,874        3,874,378
  Time                                                      57,324,563       83,469,031
  Time of $100,000 and over                                  9,559,163       12,598,479
                                                           ___________      ___________
     Total deposits                                        307,121,343      313,763,055
Other liabilities                                              305,386          694,889
                                                           ___________      ___________
     Total liabilities                                     307,426,729      314,457,944
                                                           ___________      ___________
Stockholders' equity

Common stock (par value $2.50 per share):

                                     1994          1995
   Authorized shares                3,379,098    3,456,284
   Issued and outstanding shares    1,527,131    1,616,727   3,817,828        4,041,818
Surplus                                                     17,736,878       20,379,560
Undivided profits                                            5,410,825        5,313,585
Unrealized (loss) gain on securities
 available for sale, net                                      (804,488)         820,053
                                                           ___________     ____________
    Total stockholders' equity                              26,161,043       30,555,016
    Total liabilities and stockholders' equity           $ 333,587,772    $ 345,012,960
                                                           ===========      ===========

                       LAKELAND BANCORP INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                                      Three Months Ended        Nine Months Ended
                                         September 30,              September 30,
                                 1994        1995        1994          1995
INTEREST INCOME:
  Loans and fees             $3,526,752  $4,035,342  $10,068,524  $  11,758,551
  Federal funds sold            101,219     159,254      295,520        361,025
  Securities:
    U.S. Treasury             1,261,655   1,081,880    3,693,574      3,296,151
    U.S. Government agencies    443,578     417,262    1,340,912      1,179,516
    State and political
       subdivisions             247,544     209,749      747,232        635,902
    Other                       121,712     135,696      334,078        396,917
                              _________   _________   __________     __________
    Total interest income     5,702,460   6,039,183   16,479,840     17,628,062
                              _________   _________   __________     __________

INTEREST EXPENSE:
    Deposits                  1,942,816   2,389,330    5,680,388      6,671,380
                              _________   _________    _________      _________
    Borrowed money                 -          -              -           13,318


      Total interest expense  1,942,816   2,389,330    5,680,388      6,684,698

      Net interest income     3,759,644   3,649,853   10,799,452     10,943,364

PROVISION FOR LOAN LOSSES        41,678      98,685      105,763        107,465
                               ________   _________    _________     __________
      Net iinterest income
      after provision for
      loan losses             3,717,966   3,551,168   10,693,689     10,835,899
                              _________   _________   __________     __________
OTHER INCOME:
  Service charges on deposit
    accounts                    379,343     391,937    1,137,608      1,178,097
  Other income                   91,755      74,184      206,416        225,980
  Gain on sales and calls of
    securities available for sale    -          -           -            11,015
  Gain on calls of securities
    held to maturity                 -          -           -                90
  Gain on sale of premises
    and equipment                13,165         -         13,165             -
                                 ______       ______     _______        _______

  Total other income            484,263      466,121   1,357,189      1,415,182
                                _______     ________   _________      _________
OTHER EXPENSES
  Salaries and benefits       1,338,183   1,324,116    3,681,839      4,028,763
  Occupancy expense, net        267,494     256,245      807,455        757,946
  Furniture and equipment       203,527     225,277      606,977        670,489
  Other                         601,539     374,542    1,769,274      1,611,560
                              _________   _________    _________      _________
     Total other expense      2,410,743   2,180,180    6,865,545      7,068,758

INCOME BEFORE INCOME TAXES    1,791,486   1,837,109    5,185,333      5,182,323
INCOME TAXES                    552,796     612,996    1,569,457      1,654,244
                              _________   _________    _________      _________
  NET INCOME                 $1,238,690  $1,224,113  $ 3,615,876    $ 3,528,079
                              =========   =========    =========      =========
 Net income per common share $      .78  $      .76  $      2.27    $      2.19
 Weighted average number of   =========   =========    =========      =========
   shares outstanding         1,597,563   1,614,771    1,594,285      1,610,472
                              =========   =========    =========      =========


        See accompanying notes to consolidated financial statements


                              LAKELAND BANCORP INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                           Nine Months Ended September 30,
                                                  1994             1995

Cash flows from operating activities:
Net income                                  $   3,615,876   $   3,528,079
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Net amortization of premiums
    and discounts on securities                 1,717,785       1,311,390
  Amortization of unearned
    interest and deferred loan
    cost and fees                                  41,373          57,446
  Depreciation and amortization
    of premises and equipment                     608,054         658,283
  Provision for loan losses                       105,763         107,465
  Gain on sales and calls of securities
    available for sale                               -            (11,015)
  Gain on calls of securities held to maturity       -                (90)
  Gain on sale of premises and equipment          (13,165)           -
  Gain on sale of other real estate                (9,420)           -
   (Increase) in accured interest receivable     (118,655)       (120,556)
   (Increase) in other assets                    (608,874)       (207,471)
            Increase in other liabilities          50,086         389,503
                                                _________       _________

     Net cash provided by operating
       activities                               5,388,823       5,713,034
                                                _________       _________

Cash flows from investing activities:
   Proceeds from repayments and maturities of
      securities available for sale            10,598,800      14,891,641
   Proceeds from sales of securities
      available for sale                          -             5,086,032
   Proceeds from calls of securities
      available for sale                          300,000         500,000
   Purchases of securities available for sale (15,178,705)    (13,517,050)
   Proceeds from repayments and maturities of
      securities held to maturity               7,608,312       8,453,300
   Proceeds from calls of securities
      held to maturity                             -              100,000
   Purchases of securities held to maturity    (9,548,805)    (10,143,411)
   Proceeds from sale of student loans             -              303,281
   Proceeds from sale of participation
      interest in loan                             -              400,000
   Net increase in loans receivable           (17,778,667)    (12,255,711)
   Loan recoveries                                 99,659         123,988
   Proceeds from sale of bank premises             28,865            -
   Additions to premises and equipment, net      (854,993)       (385,758)
   Proceeds from sale of real estate owned         10,809          13,854
                                               __________      ___________

     Net cash (used in) investing activities  (24,714,725)     (6,429,834)
                                               __________      ___________
Cash flows from financing activities:
   Net increase in deposits                    13,248,862       6,641,712
   Proceeds from sale of common stock             163,800         409,200
   Cash dividends paid on common stock           (898,358)     (1,167,847)
                                               __________      ___________

            Net cash provided by financing
                 activities                    12,514,304       5,883,065
                                               __________      __________
Net (decrease) increase in cash and cash
    equivalents                                (6,811,598)      5,166,265
Cash and cash equivalents - beginning          25,615,849      17,511,222
                                               __________      __________

Cash and cash equivalents - ending         $   18,804,251   $  22,677,487
                                               ==========      ==========

       See accompanying notes to consolidated financials statements.




                           LAKELAND BANCORP INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                          Nine Months Ended September 30,
                                              1994              1995
Supplemental disclosures of cash flow information:
  Cash paid during the nine month period for:
    Income taxes (federal and state)     $ 1,890,192      $  1,783,672
    Interest                               5,650,170         6,353,103

Supplemental schedule of noncash
  investing and financing activities:
    Transfer of securities from held to
       maturity to available for sale    $92,666,375      $       -
    Unrealized (loss) gain on securities
       available for sale, net of deferred
       income taxes                         (113,435)       1,624,541
    Charge off of loans receivable to
       allowance for loan losses             180,422          131,453
    Transfer of loans receivable to real
       estate owned                          291,833           70,254
    Loan to facilitate the sale of
       real estate owned                        -             148,750
    Stock dividend                         3,584,309        2,457,472



                           LAKELAND BANCORP INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to Lakeland Bancorp, Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31,1994, for information regarding the Corporation's audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  NET INCOME PER COMMON SHARE

Net income per share of common stock is calculated based on the weighted average number of shares of common stock outstanding during the period. On May 24, 1995, the Corporation's Board of Directors authorized a 5% stock dividend which was distributed on June 30, 1995. Per share amounts have been retroactively restated to give effect of the stock dividend.

3.  NEW ACCOUNTING STANDARDS

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 generally requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are classified as held to maturity. Securities can be classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities must be classified as trading securities or securities available for sale. Unrealized holding gains or losses for securities available for sale are to be excluded from earnings and reported as a separate component of stockholders' equity. Unrealized holding gains and losses for trading securities are to be included in earnings. The statement's effective date is for fiscal years beginning after December 15, 1993. Upon adoption of Statement No. 115, effective January 1, 1994, $92,666,375 of investment securities were classified as available for sale, the effect of which was to increase stockholders' equity, net of deferred income taxes, by approximately $1,866,000. The adoption of Statement No. 115 had no effect on net income.

In May 1993, the FASB issued Statement No. 114 "Accounting by Creditors for Impairment of a Loan." Statement No. 114 generally requires all creditors to account for impaired loans, except for large groups of smaller-balance homogenous loans that are collectively evaluated for impairment and those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows
discounted at the loan's  effective  interest rate.   Statement No. 114
also provides that in-substance foreclosed loans should not be included in real estate owned for financial reporting purposes, but rather
should be included in the loan portfolio.   Statement No.  114  is effective
for fiscal years beginning after December 15,  1994.  In  October 1994, the FASB amended certain provisions of Statement No. 114 via the issuance of Statement No. 118, "Accounting by Creditors for Impairment of a
Loan - Income Recognition and Disclosures." Statement No. 118 amends Statement No. 114 by eliminating provisions describing how a creditor should report income on an impaired loan and increasing disclosure requirements as to information on recorded investments in certain impaired loans and how a creditor recognizes related interest income. The effective
date  of  Statement  No.  118 is the same as for Statement  No.  114.   The
provisions of Statement No. 114, as amended by Statement No. 118, were adopted effective January 1, 1995. Such adoption did not have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

4.  SECURITIES AVAILABLE FOR SALE

                                       December 31, 1994

                               Amortized       Gross Unrealized      Carrying
                                 Cost        Gains       Losses        Value

U.S. Treasury               $  47,139,986  $   20,158  $  964,019  $  46,196,125
U.S. Government agencies       16,262,173      19,915     341,838     15,940,250
States and political
subsidivisions                 17,424,791     101,042     141,648     17,384,185
Other debt securities           3,743,470         -       124,689      3,618,781
Equity security                 1,204,882      86,063        -         1,290,945
                               __________     _______   _________     __________
                            $  85,775,302  $  227,178  $1,572,194  $  84,430,286
                               ==========     =======   =========     ==========

                                                       September 30, 1995
                                    Amortized           Gross Unrealized     Carrying
                                     Costs          Gains       Losses         Value
U.S. Treasury                    $ 39,729,014    $  348,693   $  67,519  $  40,010,188
U.S. Government agencies           15,669,578        77,634      17,524     15,729,688
States and political subdivisions  16,852,511       310,993     157,725     17,005,779
Other debt securities               4,494,992        34,290      10,156      4,519,126
Equity security                     1,204,882       860,630        -         2,065,512
                                   __________     _________     _______     __________
                                 $ 77,950,977   $ 1,632,240  $  252,924  $  79,330,293
                                   ==========     =========     =======     ==========


4.  SECURITIES AVAILABLE FOR SALE (Cont'd).

The following is a summary of securities available for sale by maturity:

                                                September 30, 1995
                                           Amortized            Carrying
                                             Cost                  Value

Due in one year or less                $  27,968,570           $  28,186,975
Due after one year through five years     48,737,525              49,037,806
Due after five years through ten years        40,000                  40,000
Equity security                            1,204,882               2,065,512
                                          __________              __________
                                       $  77,950,977           $  79,330,293
                                          ==========              ==========

5.  SECURITIES HELD TO MATURITY

                                                  December 31, 1994
                              Carrying        Gross Unrealized          Estimated
                               Value         Gains        Losses       Fair Value

U.S. Treasury               $28,865,887     $  24,715  $   759,758   $  28,130,844
U. S. Government agencies     9,773,308        22,239      132,766       9,662,781
States and political
  subsidivisions              2,069,081        32,689         -          2,101,770
Other debt securities         4,164,158         2,063      179,799       3,986,422
                             __________        ______    _________      __________
                            $44,872,434     $  81,706  $ 1,072,323  $   43,881,817
                             ==========        ======    =========      ==========

                                                     September 30, 1995
                                Carrying           Gross Unrealized      Estimated
                                  Value            Gains     Losses      Fair Value

U.S. Treasury                  $29,653,545        $354,896  $197,941    $29,810,500
U.S. Government agencies        11,028,187         167,405    16,436     11,179,156
State and political subdivision  1,566,336          53,519     9,567      1,610,288
Other debt securities            3,777,894           5,586    17,730      3,765,750
                                __________         _______   _______     __________
                               $46,025,962        $581,406  $241,674    $46,365,694
                                ==========         =======   =======     ==========

                           LAKELAND BANCORP INC.
                             AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd)

A summary of securities held to maturity by maturity follows:

                                            September 30, 1995
                                            Carrying         Estimated
                                             Value          Fair Value

Due in one year or less                 $  12,465,019     $  12,684,584
Due after on eyear through five years      33,360,943        33,478,360
Due after ten years                           200,000           202,750
                                           __________        __________
                                        $  46,025,962     $  46,365,694
                                           ==========         ==========
6.  LOANS, NET

                                         December 31,      September 30,
                                              1994            1995

Loans                                 $   175,244,413    $   186,722,443
Less:  Unearned income                        (47,616)           (83,619)
       Allowance for loans losses          (3,000,000)        (3,100,000)
                                          ___________        ___________
                                      $   172,196,797    $   183,538,824
                                          ===========        ===========
A summary of the activity in the allowance for loan losses is as follows:

                                               Nine Months
                                            Ended September 30,
                                            1994              1995

Balance - beginning                       $  3,000,000  $ 3,000,000
Provisions charged to operations               105,763      107,465
Loans charged off                             (180,422)    (131,453)
Recoveries of loans previously charged off      99,659      123,988
                                             _________    _________
Balance - ending                          $  3,025,000  $ 3,100,000
                                             =========    =========


                             PART I -- ITEM 2
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

                            Three Month Summary

      The third quarter of 1995 resulted in decreased earnings for Lakeland
Bancorp,  Inc.  (the "Company") when compared to the same period  in  1994.
Net  income for the third quarter decreased $14,577 or 1.18% and net income per share decreased $.02 or 2.56% compared to the same period in 1994.  The decline  reflects decreases of $109,791 in net interest income and  $18,142 in  other income, combined with increases in the provision for loan  losses of  $57,007 and income taxes of $60,200, partially offset by a decrease  in other expenses of $230,563.

       The Company's annualized return on average assets and average stockholders' equity for the third quarter of 1995 were 1.45% and 16.31%, respectively, compared to 1.47% and 19.43%, respectively, for the same period in 1994.

                           Results of Operations

       Total  interest  income increased $336,723 or 5.90%  for  the  three months ended September 30, 1995, when compared to the same period in  1994.
This  increase  resulted from increases of $508,590 or 14.42%  in  interest earned  on  the loan portfolio and $58,035 or 57.34% in interest earned  on federal  funds sold, which were partially offset by a decrease of  $229,902 or 11.08% in interest earned on securities.

       The increase in interest income on loans was attributable to an increase in average balances of $18.1 million (principally real estate mortgage and commercial loans) along with a 29 basis point increase in average yield. The increase in interest income on federal funds sold was attributable primarily to a 118 basis point increase in average yield. The decrease in interest income on the securities portfolio was primarily a result of a decrease in average balances of $14.2 million. The average balance decrease in this category reflects the Company's investment of funds into higher yielding loans.

       Interest expense on deposits increased $446,514 or 22.98% for the third quarter of 1995 compared to the same period in 1994. This increase is attributable to a 77 basis point increase in the average rate paid on interest-bearing deposits, which more than offset a decrease in average balances of $6.1 million in interest-bearing deposits.

       Net  interest income decreased $109,791 or 2.92% as the increase  in interest  income  of  $336,723 was more than  offset  by  the  increase  in interest expense of $446,514.  The decrease was the result of a decline  in net  interest  margin, which more than offset an increase  in  average  net earning  assets.  The annualized net interest margin (the average yield  on
interest-earning   assets,  less  the  average  cost  of   interest-bearing
liabilities)  decreased 49 basis points from 4.34%  to  3.85%.   While  the
average  yield  on earning assets increased 28 basis points from  7.31%  to
7.59%,  the average rate paid on interest-bearing liabilities increased  77 basis points from 2.97% to 3.74%.

       The  provision for loan losses increased $57,007 during this period.
During  the  third  quarter of 1995, the Company charged off  $103,355  and recovered  $4,670 previously charged off compared to $125,440  and  $8,762,
respectively,  during  the same period in 1994.   The  allowance  for  loan
losses  at September 30, 1995, was 1.66% of total loans, compared to  1.71%
at  June  30, 1995, and 1.82% at September 30, 1994.  The Company believes, based  on  management's ongoing review of loan quality, economic condition, loss  experience, and loan growth, that the allowance for  loan  losses  is adequate.

       The  following table sets forth for the nine months ending September
30, 1994, and 1995, and for each of the five years ended December 31, 1990, through 1994, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:


                                     NINE MONTHS ENDED
                                        SEPTEMBER 30,              YEAR ENDED DECEMBER 31,
                                     1995         1994       1994      1993      1992        1991      1990
                                                (Dollars in Thousands)
Balance of allowance at beginning
 of period                         $ 3,000     $ 3,000    $ 3,000    $ 2,450   $ 2,035    $ 1,400    $  780
                                     _____       _____      _____      _____     _____      _____       ___
Charge-offs:
   Commercial                           92          89        234         57       256        267       446
   Installment                          25          37         85        107        87         89        78
   Mortgage                             14          54         23         35        45          -         -
                                       ___         ___       ____        ___       ___         ___      ___
      Total charge-offs                131         180        342        199       388         356      524
Recoveries:
   Commercial                          107          66         69         13         1           9       14
   Installment                          17          33         48         41        13          27       14
                                       ___         ___        ___         __        __          __       __
      Total recoveries                 124          99        117         54        14          36       28
                                       ___          __        ___        ___       ___         ___      ___
Net charge-offs                          7          81        225        145       374         320      496
                                       ___         ___        ___        ___       ___         ___    _____
Provision for loan losses              107         106        225        695       789         955    1,116
                                       ___         ___        ___        ___       ___         ___    _____
Balance of allowance at
  end of period                    $ 3,100     $ 3,025    $ 3,000    $ 3,000   $ 2,450     $ 2,035  $ 1,400
                                     =====       =====      =====      =====     ======      =====    =====
Ratio of net charge-offs to average
  loans outstanding                   .00%        .05%       .14%       .11%     . 34%        .32%      .52%
Balance of allowance at end of period
  as a percent of loans              1.66%       1.71%      1.71%      2.01%     2.02%       1.94%     1.44%

On January 1, 1995, the Company adopted SFAS 114 ("Accounting by Creditors for Impairment of a Loan") and SFAS 118 ("Accounting by Creditors for Impairment of a Loan --Income Recognition and Disclosures") as required by generally accepted accounting principles. In doing so, the Company has identified loans for which the provisions of these pronouncements apply and has established criteria to determine whether such loans are impaired. SFAS 114 provides that the provisions of such Statement are not applicable to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Accordingly, management has determined that SFAS 114 and 118 do not apply to the following groups of smaller-balance homogeneous loans:

                 CATEGORY                           INVESTMENT

             Mortgage:   Residential               $350,000 or less
             Mortgage:   Non-Residential            200,000 or less
             Commercial: Unsecured                   75,000 or less
             Commercial: Secured                    200,000 or less
             Consumer                                All loans
             Home Equity                            100,000 or less



       A loan evaluated under SFAS 114 is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant delay, which is defined as up to 90 days by the Company, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Company does not aggregate such loans for evaluation purposes.

       The Company's policy concerning non-accrual loans states that loans are placed on a non-accrual status when payments are 90 days delinquent or more. Therefore, a loan will be considered to be impaired, when it is 90 days delinquent and it exceeds the balance guidelines for SFAS 114 non-applicability stated above. It is, therefore, possible for a loan to be on non-accrual status and not be impaired if the balance falls within the above stated guidelines.

      SFAS 114 also requires that loans renegotiated, as part of a troubled debt restructuring, be classified as impaired and measured for impairment by discounting the total expected cash flow under the renegotiated terms at the loan's original effective interest rate. This requirement applies only to loans renegotiated on or after the effective date of SFAS 114.

       Loans, or portions thereof, are charged-off when it is determined that a loss has occurred. Until such time, an allowance for loan loss is maintained for estimated losses. With regard to interest income recognition for payments received on impaired loans, as well as all non-accrual loans, the Company follows FDIC guidelines, which apply any payments to principal as long as there is doubt as to the collectibility of the loan balance.

       As of September 30, 1995, based on the above criteria, the Company classified four commercial loans, including one renegotiated loan, totalling $1,060,000 and four renegotiated residential mortgage loans, totalling $476,000, as impaired. The impairment of these loans is measured using the present value of future cash flows for the five renegotiated loans and is based on the fair value of the underlying collateral for the remaining three commercial loans. Based upon such evaluation, $212,000 has been allocated to the allowance for loan losses for impairment.

       The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1994) as of September 30, 1995, and as of December 31 of each of the last five years:

                        SEPTEMBER 30,                        DECEMBER 31,
                          1995             1994        1993     1992      1991     1990
                                                            (In Thousands)
Non-accrual loans         $ 1,533         $ 1,501  $   483   $  213   $ 1,124  $   24
Past due loans                592             554    2,934    3,714     1,223   2,716
Renegotiated loans          2,332           1,740    2,366       --       --      --
                            _____           _____    _____     ____     _____   _____
  Total non-accrual, past due
  and renegotiated loans    4,457           3,795    5,783    3,927     2,347   2,740
Other real estate owned       527             629      458      --        --      --
                            _____           _____    _____    _____     _____   _____
   Total                  $ 4,984         $ 4,424  $ 6,241  $ 3,927   $ 2,347 $ 2,740
                            =====           =====    =====    =====     =====   =====

       Included in the above schedule are two non-accrual commercial loans, totalling $629,000, one commercial past due loan, totalling $288,000, and five renegotiated loans, totalling $619,000, which represents all loans categorized as impaired. Therefore, SFAS 114 has no impact on the comparability of data in the above credit risk table.

       At September 30, 1995, non-accrual loans totaled $1,533,000, a decrease of $123,000 compared to June 30, 1995. This net change is primarily the result of the charging off of one commercial loan along with payments received on other commercial loans. Of the total non-accrual loans at September 30, 1995, all are either in foreclosure, in various stages of litigation, or on a repayment schedule.

       Other income decreased $18,142 or 3.75%. Service charges on deposit accounts increased $12,594 or 3.32%, and other income decreased by $17,571 as compared to the third quarter of 1994. Additionally, there was a gain on the sale of premises and equipment in 1994, totalling $13,165.

      Other expenses decreased by $230,563 or 9.56%. Salaries and benefits decreased by $14,067 or 1.05%. Occupancy expense decreased $11,249 or
4.21%. This was primarily the result of lower maintenance costs. An increase of $21,750 or 10.69% in furniture and fixtures expense was primarily the result of higher depreciation expenses due to asset additions at the Company's twelve offices. Other non-interest expenses decreased by $226,997 or 37.74%. This was primarily due to a $191,535 refund received from the FDIC during the third quarter. This refund represented a reduction in the FDIC assessed deposit insurance rate from 23 basis points to four basis points retroactive to June 1, 1995. Management anticipates a $150,000 reduction in quarterly expenses related to FDIC deposit insurance to continue in the near-term.

      Income taxes for the third quarter of 1995 totalled $612,996 or 33.4% of income before income taxes, as compared to $552,796 or 30.9% in the comparable 1994 period.

                            PART  I -- ITEM  2
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


                            Nine Month Summary

       The first nine months of 1995 resulted in decreased earnings for the Company, when compared to the same period in 1994. Net income for the first nine months decreased $87,797 or 2.43% and net income per share decreased $.08 or 3.52% compared to the same period in 1994. Increases of $143,912 in net interest income and $57,993 in other income were more than offset by increases in other expenses of $203,213 and income taxes of $84,787.

       The Company's annualized return on average assets and average stockholders' equity for the first nine months of 1995 were 1.42% and 16.48%, respectively, compared to 1.46% and 19.41% for the same period in 1994.


                           Results of Operations


       Total interest income increased $1,148,222 or 6.97% for the nine months ended September 30, 1995, when compared to the same period in 1994. This increase resulted primarily from increases of $1,690,027 or 16.79% in interest earned on the loan portfolio and $65,505 or 22.17% on federal funds sold, which were partially offset by a decrease of $607,310 or 9.93% in interest earned on the securities portfolio.

       The increase in interest income on loans was attributable to an increase in average balances of $20.5 million (principally real estate mortgage and commercial loans) along with a 32 basis point increase in average yield. The decrease in interest income on the securities portfolio was primarily a result of a decrease in average balances of $12.4 million. The average balance decrease in this category reflects the Company's investment of funds into higher yielding loans.

       Interest expense on deposits increased $990,992 or 17.45% for the nine months of 1995 compared to the same period in 1994. This increase is attributable to a 64 basis point increase in the average rate paid on interest-bearing deposits, which more than offset a decrease in average balances of $8.7 million in interest-bearing deposits. Total interest expense increased $1,004,310 or 17.68%, reflecting the aforementioned deposit factors along with $13,318 in interest expense incurred in the first quarter of 1995 on federal funds purchased.

       Net interest income increased $143,912 or 1.33% primarily as the result of increased balances of net earning assets, which more than offset a decline in net interest margin. The growth in net earning assets was primarily due to a 13% expansion in the loan portfolio funded largely by non-interest earning deposits. The annualized net interest margin decreased 28 basis points from 4.23% to 3.95%. While the average yield on earning assets increased 36 basis points from 7.20% to 7.56%, the average rate paid on interest-bearing liabilities increased 64 basis points from 2.97% to 3.61%.

       Other income increased $57,993 or 4.27%. Service charges on deposit accounts increased $40,489 or 3.56%, gains on securities transactions totalled $11,105 in 1995, and miscellaneous income increased by $19,564 or 9.48% as compared to the first nine months of 1994.

      Other expenses increased by $203,213 or 2.96%. Salaries and benefits increased by $346,924 or 9.42% due to normal salary and benefit cost increases. Occupancy expense decreased $49,509 or 6.13%. This was primarily the result of lower maintenance costs. An increase of $63,512 or 10.46% in furniture and equipment expense was primarily the result of higher depreciation expenses due to asset additions at the Company's twelve offices. A decrease of $157,714 or 8.91% in other expenses is primarily due to a $191,535 refund received from the FDIC during the third quarter of 1995, representing a 19 basis point deposit premium reduction retroactive to June 1, 1995. Exclusive of the deposit insurance refund, other expenses increased 1.91% from the prior period in 1994.

      Income taxes for the first nine months of 1995 totalled $1,654,244 or 31.9% of income before income taxes as opposed to $1,569,457 or 30.3% in the comparable prior period.


                            Financial Condition

       The Company's total assets increased $11.4 million or 3.42% from December 31, 1994, to September 30, 1995. This increase is primarily attributable to a $7.5 million increase in federal funds sold and a $11.3 million increase in the loan portfolio, which was partially offset by a $3.9 million decrease in the securities portfolio and a $1.0 million decrease in other assets.

       At September 30, 1995, the Company's securities portfolio of $125,356,254 is segregated into classifications of "available for sale" and "held to maturity" in accordance with FASB Statement No. 115. As required, available for sale securities are carried at fair value. Unrealized gains and losses of $1,632,240 and $252,924, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at September 30, 1995, is to increase stockholders' equity by $820,053. Securities held to maturity continue to be carried at historical cost and, at September 30, 1995, contain unrealized gains and losses of $581,406 and $241,674, respectively. For the entire securities portfolio, net unrealized gain stands at $1,719,048 at September 30, 1995, as compared with a $2,335,633 unrealized loss at December 31, 1994. Such improvement is a reflection of the decline in market interest rates experienced during the first nine months of 1995 and its effect on debt security market values.

       See  notes  3,  4,  and  5  of the Notes to  Consolidated  Financial
Statements.

       Total deposits increased $6.6 million or 2.16% from December 31, 1994, to September 30, 1995. Savings, club, and interest-bearing demand deposits decreased $20.4 million, while time deposits increased by $29.2 million. This shifting of deposits reflects the transferring of lower interest rate savings and transaction account deposits to higher yielding time deposits. Time deposits at September 30, 1995, represented 30.62% of total deposits compared to 21.78% at December 31, 1994.

       For the nine months ended September 30, 1995, cash and cash equivalents increased $5.2 million to $22.7 million at September 30, 1995. Cash provided by a $6.6 million net increase in deposits, $5.7 million in operating activities, as well as $5.2 million from securities transactions, were partially offset by cash required to fund a $10.1 million excess of loans originated over repayments and to pay dividends on common stock of $1.2 million.

                            CAPITAL  RESOURCES


      In March 1989, the FDIC adopted a risk-based capital policy statement which imposed a minimum capital standard on insured banks. The minimum ratio of risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is now 8%. At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for loan losses. The Federal Reserve Board adopted a similar risk-based capital guideline for the Company which is computed on a consolidated basis.

      In addition, the Federal Reserve Board has established leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

       The following table reflects the Company's capital ratios as of September 30, 1995:

                                            Amount             Ratio
                                                   (In Thousands)

Risk-Based Capital Ratios:
Actual Tier I Capital                      $ 29,735            16.65%
Tier I Capital minimum amount                 7,142             4.00%
                                             ______            _____
Excess                                     $ 22,593            12.65%
                                             ======            =====

Actual Combined Tier I and Tier II Capital $ 31,978            17.91%
Combined Tier I and Tier II
  Capital minimum requirement                14,285             8.00%
                                             ______             ____
Excess                                     $ 17,393             9.91%
                                             ======             ====
                                            Amount              Ratio
Leverage Ratio:
Actual Tier I Capital to average
 third quarter assets                      $ 29,735              8.76%
Minimum leverage target                        *                   *
                                             ______              ____
Excess*                                        *                   *
                                             ======              ====

 * No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of
                            September 30, 1995.

                        PART II  OTHER  INFORMATION



Item 1          Legal Proceedings                  Not Applicable

Item 2          Changes in Securities              Not Applicable

Item 3          Defaults Upon Senior Securities    Not Applicable

Item 5          Other Information                  Not Applicable

Item 6          Exhibits and Reports on Form 8-K   None


(b) Current Reports on Form 8-K filed during the quarter ended September 30, 1995: None


                                 SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Lakeland Bancorp, Inc.
                                          (Registrant)



                                          /s/Arthur L. Zande
                                          Arthur L. Zande
                                          Executive Vice President
                                          (Chief Executive Officer)



                                          /s/William J. Eckhardt
                                          William J. Eckhardt
                                          Vice President and Treasurer
                                          (Chief Financial Officer)



Date