Form 10-K
period 1995-12-31
LAKELAND BANCORP INC
filed 1996-03-25
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10K

     (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ______ TO ______.

                            Commission file number:
                                   33-27312

                            LAKELAND BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              NEW JERSEY                              22-2953275
    -------------------------------        --------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               identification No.)

    250 OAK RIDGE ROAD, OAK RIDGE, NEW JERSEY                 07438
    -----------------------------------------         ---------------------
     (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (201)697-2000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class
-----------------------------
COMMON STOCK, $2.50 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of February 15, 1996, is estimated to have been approximately $53,220,760.

The number of shares outstanding of the registrant's Common Stock, as of February 15, 1996, was 3,264,224.


                    DOCUMENTS  INCORPORATED  BY  REFERENCE:

Lakeland Bancorp, Inc., Proxy Statement dated April 12, 1996 (Part III).

                           LAKELAND  BANCORP,  INC.

                                Form 10-K Index


                                    PART  I

                                                            PAGE
Item 1.   Business............................................. 4
Item 2.   Properties...........................................12
Item 3.   Legal Proceedings....................................12
Item 4.   Submission of Matters to a Vote of Security Holders..12
Item 4A.  Executive Officers of the Registrant.................12

                                   PART  II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters..........................14
Item 6.   Selected Financial Data..............................15
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................16
Item 8.   Financial Statements and Supplementary Data..........27
Item 9.   Changes in and disagreements with Accountants
          on Accounting and Financial Disclosure...............38

                                   PART  III

Item 10.  Directors of the Registrant..........................38
Item 11.  Executive Compensation...............................38
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management.......................................38
Item 13.  Certain Relationships and Related Transactions.......39

                                   PART  IV

Item 14.  Exhibits, Financial Statements Schedules and Reports
          on Form 8-K..........................................39
Signatures.....................................................40

                                    PART  I
                                    -------

ITEM 1 - BUSINESS
                                    GENERAL
                                    -------
Lakeland Bancorp, Inc. (the "Company"), a New Jersey corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland State Bank ("LSB" or the "Bank"). The Company's primary business consists of managing and supervising LSB. The principal source of income is dividends paid by LSB. At December 31, 1995, the Company had total assets, deposits, and stockholder's equity of approximately $360.7 million, $327.9 million, and $32.0 million, respectively.

LSB was organized as Lakeland State Bank on May 19, 1969. LSB is a state banking association, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). LSB is not a member of the Federal Reserve System. LSB is a full-service commercial bank offering a complete range of consumer, commercial, and trust services. Its 12 branch offices are located in the following three New Jersey counties: Morris, Passaic, and Sussex.

COMMERCIAL BANK SERVICES

The Bank offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses in its northern New Jersey market area. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans and mortgage loans. Depository products include: demand deposits, savings accounts, and time accounts. In addition, LSB offers collection, wire transfer, and night depository services.

CONSUMER BANKING

The Bank also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, secured and unsecured loans, consumer installment loans, mortgage loans, safe deposit services, and traveler's cheques. LSB also provides discount brokerage services to its customers through a third party.

TRUST SERVICES

A variety of fiduciary services are available through a third party. These include investment management, advisory services, and custodial functions for individuals. The trust function also administers, in a fiduciary capacity, pensions, personal trusts, and estates.

                         SUPERVISION  AND  REGULATION
                         ----------------------------

Lakeland Bancorp, Inc.
----------------------

The Company is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act. The Company is subject to examination by the Federal Reserve Board.

The Holding Company Act limits the activities which may be engaged in by the Company and its subsidiaries to those of banking, the ownership and acquisition of assets and securities of banking organizations, and the management of banking organizations, and to certain non-banking activities which the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company or a subsidiary thereof and activities commenced by acquisition of a going concern.

With respect to the acquisition of banking organizations, the Company is required to obtain the prior approval of the Federal Reserve Board before it may, by merger, purchase or otherwise, directly or indirectly acquire all or substantially all of the assets of any bank or bank holding company, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank or bank holding company. The Holding Company Act does not permit the Federal Reserve Board to approve the acquisition by the Company, or any subsidiary, of any voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside the State of New Jersey, unless such acquisition is specifically authorized by the laws of the state in which such bank is located. Reciprocal legislation allowing interstate acquisitions has been enacted by many States, including New Jersey.

With respect to non-banking activities, the Federal Reserve Board has by regulation determined that several non-banking activities are closely related to banking within the meaning of the Holding Company Act and thus may be performed by bank holding companies. Although the Company's management periodically reviews other avenues of business opportunities that are included in that regulation, the Company has no present plans to engage in any of these activities other than providing discount brokerage services through a third party.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of such holding company or its subsidiaries, and on the acceptance of such stocks or securities as collateral for loans. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit or lease or sale of property or furnishing of services.

Lakeland State Bank

LSB is a state chartered banking association subject to supervision and examination by the State of New Jersey and the FDIC. The regulations of the State of New Jersey and FDIC govern most aspects of LSB's business, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location of branch offices. LSB is subject to certain restrictions imposed by law on, among other things, (i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of the Company or any subsidiary of the Company, and (iii) the taking of such stock or securities as collateral for loans to any borrower.

Securities and Exchange Commission

The common stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "1934 Act"). As a result of such registration, the Company and its officers, directors, and major stockholders are obligated to file certain reports with the SEC. Furthermore, the Company is subject to proxy and tender offer rules promulgated pursuant to the 1934 Act.

Effect of Government Monetary Policies

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies.

The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through the Board's power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate of borrowings of banks and the reserve requirements against bank deposits. It is not possible to predict the nature and impact of future changes in monetary fiscal policies.

FIRREA

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") restructured the regulation, supervision, and deposit insurance of savings and loan associations and federal savings banks whose deposits were formerly insured by the Federal Savings and Loan Insurance Corporation ("FSLIC"). FSLIC was replaced by the Savings Association Insurance Fund ("SAIF") administered by the FDIC. A separate fund, the Bank Insurance Fund ("BIF"), which was essentially a continuation of the FDIC's then existing fund, was established for banks. For further information regarding assessments, see "FDICIA".

FIRREA and the Crime Control Act of 1990 expanded the enforcement powers available to federal banking regulators including providing greater flexibility to impose enforcement actions, expanding the persons dealing with a bank who are subject to enforcement actions, and increasing the potential civil and criminal penalties.

Under FIRREA, failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

Capital Adequacy Guidelines

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. Their guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital-to-assets ratio of at least 4% and a total capital-to-assets ratio of at least 8%. At December 31, 1995, the Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 16.78% and 18.03%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company and banks such as LSB. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. LSB is subject to similar minimum leverage criteria. The Company's leverage ratio was 8.85% at December 31, 1995.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal banking agencies have established certain additional minimum levels of capital which accord with guidelines established under that Act. See "FDICIA".

Dividend Restrictions
---------------------

The Company is a legal entity separate and distinct from the Bank. Virtually all of the revenue of the Company available for payment of dividends on its capital stock will result from amounts paid to the Company by the Bank. All such dividends are subject to various limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies. The Bank is required to obtain the approval of the FDIC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years, less any required transfer to surplus. Furthermore, under State law, the Bank may not pay dividends unless, following the dividend payment, the capital stock of the bank would be unimpaired and either (a) the Bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of the dividend will not reduce the surplus of the Bank.

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Further, as described above, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements and guidelines could limit the amount of dividends which the Company and the Bank may pay. Under FDICIA, banking institutions which are deemed to be "undercapitalized" will, in most instances, be prohibited from paying dividends. See "FDICIA". See the "Dividend Limitation" Note of the Notes to Consolidated Financial Statements for further information regarding dividends.


FDICIA
Enacted in December 1991, FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. Under FDICIA, federal banking agencies were required to establish minimum levels of capital (including both a leverage limit and a risk-based capital requirement) and specify for each capital measure the levels at which depository institutions will be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". A depository institution will be deemed to be "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below any such measure and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives and unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if the bank has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

FDICIA generally prohibits an insured depository institution from paying management fees to any person that controls the institution if it thereafter would be undercapitalized. If an institution becomes undercapitalized, it will be generally restricted from borrowing from the Federal Reserve, increasing its average total assets, making any acquisitions, establishing any branches or
engaging in any new line of business.   An undercapitalized institution must
submit an acceptable capital restoration plan to the appropriate federal banking agency, which plan must, in the opinion of such agency, be based on realistic assumptions and be "likely to succeed" in restoring the institution's capital. In connection with the approval of such a plan, the holding company of the institution must guarantee that the institution will comply with the plan, subject to a limitation of liability equal to a portion of the institution's assets. If an undercapitalized institution fails to submit an acceptable plan or fails to implement such a plan, it will be treated as if it is significantly undercapitalized.

Under FDICIA, bank regulators are directed to require "significantly undercapitalized" institutions, among other things, to restrict business activities, raise capital through a sale of stock, merge with another institution and/or take any other action which the agency determines would better carry out the purposes of FDICIA.

Within 90 days after an institution is determined to be "critically undercapitalized", the appropriate federal banking agency must, in most cases, appoint a receiver or conservator for the institution or take such other action as the agency determines would better achieve the purposes of FDICIA. In general, "critically undercapitalized" institutions will be prohibited from paying principal or interest on their subordinated debt and will be subject to other substantial restrictions.

Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits. Undercapitalized institutions are prohibited from offering interest rates on deposits significantly higher than prevailing rates.

The provisions of FDICIA governing capital regulations became effective on December 19, 1992. FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate.

Proposed Legislation

From time to time proposals are made in the United States Congress, the New Jersey Legislature, and before various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banking organizations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Company and its subsidiaries.

In accordance with federal law providing for deregulation of interest on all deposits, banks and thrift organizations are now unrestricted by law or regulation from paying interest at any rate on most time deposits. It is not clear whether deregulation and other pending changes in certain aspects of the banking industry will result in further increases in the cost of funds in relation to prevailing lending rates.


Competition

LSB operates in a highly competitive market environment within northern New Jersey. Three major multi-bank holding companies in addition to large independent regional banks and several large multi-state thrift holding companies operate within LSB's market area. These larger institutions have substantially larger lending capacities and typically offer services which LSB does not offer.

In recent years, the financial services industry has expanded rapidly as barriers to competition within the industry have become less significant. Within the banking field, banks must compete not only with other banks and traditional financial institutions, but also with other business corporations that have begun to deliver financial services.

Concentration

The Company and LSB are not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company or LSB.

Employees

At December 31, 1995, there were 174 persons employed by the Company and LSB.

ITEM 2 - PROPERTIES

The Company's principal offices are located at 250 Oak Ridge Road, Oak Ridge, New Jersey.

LSB operates 12 banking locations located in Passaic, Morris, and Sussex Counties, New Jersey. LSB's Wantage office is leased under a long term lease expiring August 1, 1999. LSB's Rockaway office is under a long-term lease expiring May 15, 2009. LSB's Newton office is under a lease expiring October 1, 2000. LSB's Wharton Office is under a lease, expiring August 22, 2005.

All other offices of LSB and the Company's principal office are owned by LSB and are unencumbered.

ITEM 3 - LEGAL PROCEEDINGS

There are no significant pending legal proceedings involving the Company or LSB other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of such litigation will have a material effect on the financial condition or results of operations of the Company and LSB on a consolidated basis.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1995.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name and age of each executive officer of the Company and LSB. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

                       Officer of    Position with the Company,
Name and Age            LSB since    LSB, and Business Experience
---------------------------------------------------------------------------
Robert B. Nicholson        1969      Chairman of The Board
Age 67 of the Company since 1989; Chairman of the Board, LSB; Chairman of the Board, Eastern Propane Corp. (a fuel distribution company)

John W. Fredericks     1969          President of the Company since
Age 60                                1989; President, LSB; President,
                                      Fredericks Fuel and Heating
                                      Service (a fuel distribution
                                      company)

Arthur L. Zande        1971          Executive Vice President and
Age 61                                CEO of the Company since 1989;
                                      Executive Vice President
                                      and CEO, LSB

William J. Eckhardt    1975          Vice President and Treasurer
Age 45                                of the Company since 1994;
                                      Vice President and Treasurer, LSB

                                    PART  II

ITEM 5 -- MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
          RELATED  STOCKHOLDER  MATTERS

The Company's Common Stock, $2.50 par value, is traded in the over the counter market, although the Company does not regard that market to be an established public trading market with respect to the Company's Common Stock. As of December 31, 1995, there were 1,921 shareholders of record of Common Stock.

The market maker for the Common Stock is:
                          Ryan, Beck & Company
                          80 Main Street
                          West Orange, N.J.  07052

The following table indicates the quarterly high and low bid prices of the Common Stock as provided by Ryan, Beck and Company and the cash dividends declared per share of Common Stock (adjusted for subsequent stock dividends).

                                           Bid          Dividends
                                          Prices         Declared

                                        High     Low
Year ended December 31, 1994          -------  -------
                    First Quarter     $11 7/8  $11 1/2       $.09
                    Second Quarter     12 3/8   11 3/8        .09
                    Third Quarter      13 5/8   11 7/8        .10
                    Fourth Quarter     14 1/4   13 5/8        .10


Year ended December 31, 1995
                    First Quarter     $15 1/4  $14 1/4       $.12
                    Second Quarter     16       15 1/4        .12
                    Third Quarter      17 1/2   16            .12
                    Fourth Quarter     19       17 1/2        .13

The prices listed above reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Dividends on the Company's Common Stock are within the discretion of the Board of Directors of the Company and are dependent upon various factors, including the future earnings and financial condition of the Company and the Bank and bank regulatory policies. Federal and State laws and regulations contain restrictions on the ability of the Company and the Bank to pay dividends.

State of New Jersey Banking laws specify that no dividend shall be paid by the Bank on its capital stock unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the Bank. Capital guideline and other regulatory requirements may further limit the Bank's and the Company's ability to pay dividends.

ITEM 6  SELECTED FINANCIAL DATA                                                                Lakeland Bancorp, Inc.
                                                                                                  and Subsidiaries
=====================================================================================================================

                                                                                   AT DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                   1995       1994       1993       1992       1991
                                                                 --------   --------   --------   --------   --------
                                                                                    (In Thousands)
Selected balance sheet data:
  Investment securities (1).................................     $125,972   $129,303   $135,621   $124,178   $ 74,899
  Short-term investments (2)................................       17,325      1,300     12,200     22,100      6,100
  Loans, net................................................      187,812    172,197    145,957    119,000    102,663
  Total assets..............................................      360,661    333,588    320,593    293,600    202,486
  Deposits..................................................      327,942    307,121    297,301    272,903    183,425
  Mortgage payable..........................................            -          -          -      2,988      3,000
  Stockholders' equity......................................       32,040     26,161     23,069     17,341     15,592

                                                                               YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                   1995       1994       1993       1992       1991
                                                                 --------   --------   --------   --------   --------
                                                               (In Thousands Except for Per Share and Ratio Information)
Selected operating data:
  Interest income...........................................     $ 23,848   $ 22,184   $ 20,431   $ 18,395   $ 16,006
  Interest expense..........................................        9,114      7,607      7,822      8,562      8,303
                                                                 --------   --------   --------   --------   --------
  Net interest income.......................................       14,734     14,577     12,609      9,833      7,703
  Provision for loan losses.................................          129        226        695        789        955
                                                                 --------   --------   --------   --------   --------
  Net interest income
    after provision for loan losses.........................       14,605     14,351     11,914      9,044      6,748
  Other income..............................................        1,982      1,912      1,832      1,704      1,853
  Other expenses............................................        9,505      9,257      8,589      7,390      6,502
                                                                 --------   --------   --------   --------   --------
  Income before income taxes................................        7,082      7,006      5,157      3,358      2,099
  Income taxes..............................................        2,286      2,175      1,509        848        377
                                                                 --------   --------   --------   --------   --------
  Net income................................................     $  4,796   $  4,831   $  3,648   $  2,510   $  1,722
                                                                 ========   ========   ========   ========   ========

  Weighted average common shares outstanding (3)............        3,226      3,193      2,924      2,909      2,909
  Net income per common share (3)...........................        $1.49      $1.51      $1.25       $.86       $.59
Selected other data:
  Return on average assets..................................         1.42%      1.46%      1.22%      1.02%       .91%
  Return on average stockholders' equity....................        16.62      19.29      19.45      15.45      11.40
  Average stockholders'
    equity to average assets................................         8.55       7.59       6.25       6.58       8.02
  Cash dividend per share (3)...............................         $.49       $.38       $.31       $.26       $.25
  Dividend payout ratio.....................................        32.79%     25.22%     24.85%     30.32%     42.63%


(1) Includes securities available for sale and held to maturity.
(2) Comprised of federal funds sold.
(3) Per share figures are based on the weighted average number of shares outstanding during the periods after giving retroactive effect to a 100% stock dividend distributed on October 25, 1995, a 5% stock dividend distributed on June 30, 1995, a 10% stock dividend distributed on June 10, 1994, a 6% stock dividend distributed on June 30, 1993, a 10% stock dividend distributed on December 10, 1992, and a 3% stock dividend distributed on April 10, 1992.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF        Lakeland Bancorp, Inc.
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     and Subsidiaries
===============================================================================

FINANCIAL REVIEW

Lakeland Bancorp, Inc., (the "Company") reported net income of $4.8 million for both the years ended December 31, 1995, and December 31, 1994. Net income per share decreased $.02 or 1.32% to $1.49 per share for the year ended December 31, 1995 as compared to $1.51 per share for the year ended December 31, 1994. An increased level of net interest-earning assets was largely offset by a decrease in the Company's net interest spread. Net income in 1994 increased $1.2 million compared to 1993; this increase was primarily attributable to an increased volume of net earning assets together with an improvement in the Company's net interest spread. As of December 31, 1995, the Company had total assets of $360.7 million, an increase of $27.1 million or 8.12% compared to $333.6 million at December 31, 1994.

The Company's return on average assets and average stockholders' equity was 1.42% and 16.62%, respectively, for 1995, compared to 1.46% and 19.29%, respectively, in 1994 and 1.22% and 19.45%, respectively, in 1993.

The Company's gross loan portfolio increased $15.6 million or 8.88% from $175.2 million at December 31, 1994 to $190.8 million at December 31, 1995. This increase was reflected in commercial loan increases of $8.5 million, mortgage loan increases of $5.0 million, and consumer installment loan increases of $2.1 million.

The investment portfolio, including both held to maturity and available for sale securities, decreased $3.3 million or 2.58% from $129.3 million at December 31, 1994, to $126.0 million at December 31, 1995. A $9.4 million decrease in U.S. Treasury securities was partially offset by a $6.7 million increase in U.S. Government Agency securities. The decrease in the investment portfolio was used to fund increases in the loan portfolio. The investment portfolio contains net unrealized gains of $2.6 million at December 31, 1995, an improvement of $4.9 million over the net unrealized loss of $2.3 million in the portfolio at December 31, 1994. Such improvement is attributable to lower market interest rates and the resultant effect on security values.

Cash and cash equivalents increased $16.3 million, or 92.87%, to $33.8 million at December 31, 1995 from $17.5 million at December 31, 1994, principally due to an increase in deposits of $20.1 million, $14.2 million of which occurred in the fourth quarter of 1995. This increase was primarily attributable to an increase in non-interest bearing demand deposits and interest-bearing demand deposits of $7.0 million and $5.7 million, respectively, during the fourth quarter.

Other assets decreased $1.34 million, or 50.71%, to $1.31 million at December 31, 1995, from $2.65 million at December 31, 1994, due primarily to decreases of $1.16 million in deferred income tax assets, which was largely the result of unrealized gains in the securities available for sale portfolio, and in other real estate owned of $373,000.

INTEREST INCOME

Interest income (on a tax equivalent basis) increased $1.6 million or 7.00% to $24.2 million in 1995. In 1994, interest income increased $1.7 million or 8.15% to $22.6 million from $20.9 million in 1993.

The increase in 1995 was attributable to increases in both the volume of average interest earning assets of $8.4 million or 2.73% and an increase of 31 basis points in the average interest rates earned on those assets. Interest income on loans increased $2.2 million, or 15.74%, to $15.9 million in 1995 from $13.7 million in 1994, due to increases in both average loan balances and average yields. During 1995, average loans increased $19.3 million, comprised of increases in the average volume of commercial loans of $9.6 million, mortgage loans (including construction loans) of $7.2 million, and consumer installment loans (including home equity and improvement loans) of $2.5 million. Along with these increased average balances was an increase of 28 basis points in the average yield on such loans.

Interest income on taxable investment securities decreased $584,000 or 8.20% to $6.5 million in 1995 from $7.1 million in 1994 primarily due to a $9.9 million, or 8.50%, decrease in the average balance of such securities. The average yield on taxable investment securities remained little changed in 1995 at 6.14% as compared to 6.12% in 1994.

Interest income on tax-exempt securities (on a tax equivalent basis) decreased $229,000 or 16.32% to $1.2 million in 1995 from $1.4 million in 1994, due to decreases in both average balance and yield.

Interest income on federal funds sold increased $230,000 or 70.55% to $556,000 in 1995 from $326,000 in 1994, due primarily to a 202 basis point increase in yield, which resulted from higher short term market interest rates.

The increase in interest income in 1994 was attributable to an increase in the volume of average interest earning assets of $28.4 million or 10.22% which more than offset a decrease of 14 basis points in the average interest rates earned on those assets. Interest income on loans increased $1.9 million or 16.14% to $13.7 million in 1994 from $11.8 million in 1993 as a $29.7 million or 22.50% increase in average loans more than offset a 46 basis point decline in loan yield. During 1994 average loans increased $29.7 million, comprised of increases in the average volume of consumer installment loans (including home equity and improvement loans) of $13.7 million, commercial loans of $8.1 million, and mortgage loans (including construction loans) of $7.9 million. Interest income on securities, both taxable and non-taxable, declined $66,000 or 0.8% to $7.5 million in 1994 from $7.6 million in 1993, due to a decline in yield of 35 basis points which was only partially offset by a $6.3 million or 4.8% increase in the average balance of investment securities, which included both held to maturity and available for sale securities. The increased volume was primarily reflected in an increase in the average balance of taxable securities of $7.2 million.

INTEREST EXPENSE

Interest paid on deposits during 1995 increased $1.5 million or 19.68% to $9.1 million from $7.6 million in 1994. While the average volume of interest-bearing deposits decreased $4.3 million during 1995, the average rate paid on those deposits increased 65 basis points, due primarily to an increasing interest rate environment which prevailed during the first half of 1995 and a migration of deposits from savings accounts to higher cost time deposits. During 1995, the average volume of time deposits increased $33.3 million, while the average rate paid on time deposits increased by 138 basis points. The increase in the average volume of interest-bearing time deposits was more than offset by a $29.9 million decrease in the average volume of savings deposits and a $7.7 million decrease in the average volume of interest-bearing demand deposits. Interest expense on interest-bearing demand deposits and savings deposits declined primarily due to the aforementioned volume declines as rates

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   Lakeland Bancorp, Inc.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                and Subsidiaries
================================================================================

paid were little changed. The average rate paid on savings deposits increased 3 basis points, while the average rate paid on interest-bearing demand deposits decreased 5 basis points.

Interest paid on deposits during 1994 decreased $153,000 or 1.97% to $7.6 million from $7.7 million in 1993. While the average volume of interest-bearing deposits increased $16.8 million during 1994, the average rate paid on those deposits decreased 28 basis points, due primarily to a declining interest rate environment which prevailed during the first half of 1994. Interest expense on interest-bearing demand deposits and savings deposits remained little changed in 1994 compared to 1993. The increase of $11.2 million in average savings deposits, the largest component of interest-bearing deposits, was offset by a decrease of 26 basis points in the average interest rate paid on those deposits. Average interest-bearing demand deposits increased by $5.4 million. However, the 25 basis point reduction in the average rate paid on these deposits more than offset the impact of the increased volume. Interest expense on time deposits decreased $122,000 or 5.27% to $2.2 million in 1994 from $2.3 million in 1993 due largely to a 24 basis point decline in average rate paid as the average balance remained little changed.

Total interest expense decreased $215,000 or 2.75%, reflecting the decreased average interest rates paid together with the reduction of interest on "other borrowings" as the Company paid its mortgage loan in full during the first quarter of 1993.

NET INTEREST INCOME

Net interest income, typically the largest component of the Company's income, is the difference between interest and fees earned on loans and other interest earning assets, and interest paid on deposits and other funding sources.

The following table reflects the components of the Company's net interest income, setting forth for the years presented herein, (1) average assets, liabilities and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) the Company's net yield on interest-earning assets. Rates are computed on a taxable equivalent basis.



                                                                      YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------------------
                                               1995                          1994                             1993
                                   ----------------------------- -------------------------------  -------------------------------
                                            INTEREST   AVERAGE             INTEREST    AVERAGE              INTEREST    AVERAGE
                                   AVERAGE  INCOME/     RATES    AVERAGE   INCOME/      RATES     AVERAGE   INCOME/      RATES
                                   BALANCE  EXPENSE  EARNED/PAID BALANCE   EXPENSE   EARNED/PAID  BALANCE   EXPENSE   EARNED/PAID
                                   -------  -------- ----------- -------   --------  -----------  -------   --------  -----------
                                                                      (Dollars in Thousands)
Assets:
Interest-earning assets:
 Loans (A)........................ $181,013  $15,917    8.79%    $161,684  $13,752      8.51%     $131,984    $11,840    8.97%
 Taxable Investment
   securities (B).................  106,483    6,535    6.14      116,397    7,119      6.12       109,215      7,003    6.41
 Tax-exempt investment
   securities (c).................   17,996    1,174    6.52       20,048    1,403      7.00        20,968      1,585    7.56
 Federal funds sold...............    9,462      556    5.88        8,446      326      3.86        15,981        469    2.93
                                   --------  -------             --------  -------                --------    -------
   Total interest-earning assets..  314,954   24,182    7.68      306,575   22,600      7.37       278,148     20,897    7.51
                                             -------                       -------                            -------
Net-interest-earning assets:
 Allowance for loan losses........   (3,062)                       (3,069)                          (2,663)
 Other assets.....................   25,580                        26,488                           24,546
                                   --------                      --------                         --------
  Total assets.................... $337,472                      $329,994                         $300,031
                                   ========                      ========                         ========
Interest-bearing liabilities:
 Interest-bearing demand
  deposits........................ $ 53,128    1,071    2.02     $ 60,794    1,257      2.07      $ 55,390      1,287    2.32
 Savings and club deposits........  108,734    3,290    3.03      138,681    4,154      3.00       127,524      4,155    3.26
 Time deposits....................   88,169    4,740    5.38       54,884    2,193      4.00        54,596      2,315    4.24
 Other borrowings.................      221       13    5.88           66        3      4.55           663         65    9.80
                                   --------  -------             --------  -------                --------    -------
  Total interest-bearing
   liabilities:...................  250,252    9,114    3.64      254,425    7,607      2.99       238,173      7,822    3.28
                                             -------                       -------                            -------
Non-interest-bearing liabilities:
 Demand deposits..................   56,840                        49,609                           42,212
 Other liabilities................    1,516                           922                              896
Stockholders' equity..............   28,864                        25,038                           18,750
                                   --------                      --------                         --------
  Total liabilities and
   stockholders' equity........... $337,472                      $329,994                         $300,031
                                   ========                      ========                         ========
Net interest income/net
 interest spread (taxable
  equivalent basis)...............           $15,068    4.04%              $14,993      4.38%                 $13,075    4.23%
                                             ======= ===========           =======   ===========              ======= ===========
Net yield on interest-earning
 assets (taxable equivalent
 basis) (D).......................                      4.78%                           4.89%                            4.70%
                                                     ===========                     ===========                      ===========

CODE
(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans.
(B) Includes certificates of deposit and interest-bearing cash accounts.
(C) The taxable equivalent adjustments, which total $335,000, $416,000 and $466,000 in 1995, 1994 and 1993, respectively, are based on a marginal tax rate of 34% and the provisions of Section 291 of the Internal Revenue Code.
(D) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   Lakeland Bancorp, Inc.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                and Subsidiaries
================================================================================

VOLUME/RATE ANALYSIS

The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates on a taxable equivalent basis. The table reflects the extent to which changes in the Company's interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

                                                1995 VERSUS 1994                     1994 VERSUS 1993
                                       -----------------------------------  -----------------------------------
                                                                    (In Thousands)
                                             INCREASE                             INCREASE
                                            (DECREASE)                           (DECREASE)
                                         DUE TO CHANGE IN                     DUE TO CHANGE IN
                                       ---------------------      TOTAL     ---------------------      TOTAL
                                                                 INCREASE                             INCREASE
                                       VOLUME          RATE     (DECREASE)  VOLUME          RATE     (DECREASE)
                                       --------    ---------    ----------  --------    ---------    ----------
Interest income:
  Loans.............................     $1,698        $ 467      $2,165      $2,546        $(634)     $1,912
  Taxable investment securities.....       (607)          23        (584)        444         (328)        116
  Tax-exempt investment securities..       (137)         (92)       (229)        (68)        (114)       (182)
  Federal funds sold................         46          184         230        (263)         120        (143)
                                       --------    ---------    --------    --------    ---------    ----------
    Total interest income...........      1,000          582       1,582       2,659         (956)      1,703
                                       --------    ---------    --------    --------    ---------    ----------
Interest expense:
  Interest-bearing demand deposits..       (157)         (29)       (186)        117         (147)        (30)
  Savings deposits..................       (905)          41       ( 864)        347         (348)         (1)
  Time deposits.....................      1,625          922       2,547          12         (134)       (122)
  Other borrowings..................          9            1          10         (39)         (23)        (62)
                                       --------    ---------    --------    --------    ---------    ----------
    Total interest expense..........        572          935       1,507         437         (652)       (215)
                                       --------    ---------    --------    --------    ---------    ----------
Net interest income.................     $  428        $(353)     $   75      $2,222        $(304)     $1,918
                                       ========    =========    ========    ========    =========    ==========

For the year ended 1995, net interest income on a tax equivalent basis increased $75,000 to $15.1 million from $15.0 million in 1994. A $12.6 million increase in the excess of average interest-earning assets over average interest-bearing liabilities was offset by a 34 basis point decrease in the net interest spread and a decrease of 11 basis points in the net yield on interest-earning assets. For the year ended 1994, net interest income on a tax equivalent basis increased $1.9 million or 14.67% to $15.0 million from $13.1 million in 1993. This increase was primarily attributable to a $12.2 million increase in the excess of average interest-earning assets over average interest-bearing liabilities, together with an increase of 15 basis points in the net interest spread.

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made by means of charges against current earnings and recoveries on loans previously charged to the allowance. The level of the allowance is determined by the loan review committee and Board of Directors after considering such elements as economic conditions, risk exposure, adequacy of collateral, and such other factors as are deemed to be relevant. The loan review committee assigns a specific reserve allocation to each commercial loan in excess of $100,000 together with a general percentage based on experience to commercial loans less than $100,000 and to all real estate mortgage and consumer installment loans.

During 1995 the Company provided $129,000 to the allowance and had net charge-offs of $219,000 for a $90,000 decrease to the allowance, leaving a balance of $2.9 million. At December 31, 1994, the allowance stood at $3.0 million, remaining the same as at December 31, 1993, as the Company provided $225,000 to the allowance and had net charge-offs of $225,000. Based on its ongoing loan review process, its collateral positions, and its loss and recovery experience, the Company believes that its allowance for loan losses at December 31, 1995, was adequate.

At December 31, 1995, the allowance for loan losses as a percentage of total loans was 1.53%, as compared to 1.71% and 2.01% at December 31, 1994, and 1993, respectively. The decrease in the allowance as a percentage of total loans is the result of improvements in the local economy and local real estate market which management believes have reduced the risk inherent in the loan portfolio. At December 31, 1995, 1994, and 1993, such loans represented 0.84%, 1.17%, and 2.29%, respectively, of total loans. At December 31, 1995, the Company's allowance balance of $2,910,000 significantly exceeded the balance of non-accrual and 90 day delinquent and accruing loans of $1,604,000.

OTHER INCOME

Other (i.e., non-interest) income increased $70,000 or 3.68% to $2.0 million in 1995 from $1.9 million in 1994 and represented 7.68% of total income for 1995. This increase was primarily attributable to a $53,000 or 3.47% increase on service charges on deposits. The increase in service charges on deposits reflected the higher deposit base.

Other income increased $80,000 or 4.38% to $1.9 million in 1994 from $1.8 million in 1993 and represented 7.94% of total income for 1994, as compared to 8.23% of total 1993 income. This increase was primarily attributable to $58,000 in proceeds received during 1994 from the Company's share of a split-dollar life insurance policy on a deceased officer, along with a $68,000 or 4.60% increase on service charges on deposits, which more than offset a $58,000 gain on sale of bank premises recorded during 1993. The increase in service charges on deposits reflected the higher deposit base.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   Lakeland Bancorp, Inc.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                and Subsidiaries
================================================================================

OTHER EXPENSES

Other (i.e., non-interest) expenses in 1995 increased $247,000 or 2.67% over 1994. Salaries and benefits, the largest component of other expenses, increased $317,000 or 6.36%, due primarily to normal salary and benefit increases. Occupancy and furniture and equipment expenses increased $27,000 or 1.44%, primarily as the result of higher maintenance and depreciation costs on the Company's twelve offices. Federal Deposit Insurance premium expense decreased $312,000 or 47.02%, due to a reduction in the assessment rate from 23 basis points of deposits to four basis points effective June 1, 1995.

Recently, the FDIC has voted to reduce the assessment schedule for the first half of 1996 so that most institutions, including the Bank, will pay only the statutory minimum semi-annual assessment of $1,000. 1996 results are expected to be favorably impacted by this development.

Expenses other than the foregoing increased $215,000 or 12.52% to $1.9 million in 1995 from $1.7 million in 1994. This was primarily attributable to increased stationery and supplies, and postage costs, resulting from expanding operations, and a $94,000 increase in miscellaneous losses due to two check frauds along with thefts which occurred at two branch locations.

Other expenses in 1994 increased $668,000 or 7.78% over 1993. Salaries and benefits increased $301,000 or 6.43%, due primarily to normal salary and benefit increases. Occupancy and furniture and equipment expenses increased $166,000 or 9.59%, primarily as the result of higher maintenance and depreciation costs on the Company's twelve offices. Federal Deposit Insurance increased $73,000 or 12.39%, reflecting increased deposit balances. Other elements increased an aggregate 8.06% due to expanded operations and normal inflationary increases.

INCOME TAXES

The components of income taxes are summarized as follows:

                                            YEAR ENDED DECEMBER 31,
                                     ------------------------------------
                                        1995         1994         1993
                                     ----------   ----------   ----------
Current............................  $2,469,763   $2,372,072   $1,685,317
Deferred...........................    (183,090)    (196,789)    (176,069)
                                     ----------   ----------   ----------
                                     $2,286,673   $2,175,283   $1,509,248
                                     ==========   ==========   ==========

The Company's effective income tax rate was 32.3%, 31.0%, and 29.3%, in the years ended December 31, 1995, 1994, and 1993, respectively. The increasing effective rate in 1995 and 1994 is the result of the reduced contribution of income from tax-exempt investments.

LOANS

The following table sets forth the classification of the Company's loans by major category as of December 31 for each of the last five years:

                                                       DECEMBER 31,
                                     ------------------------------------------------
                                       1995      1994      1993      1992      1991
                                     --------  --------  --------  --------  --------
                                                      (In Thousands)
Commercial.........................  $ 65,190  $ 56,730  $ 44,808  $ 39,152  $ 34,037
Real estate mortgage...............    83,688    78,551    68,995    60,855    52,792
Real estate construction...........     1,535     1,687     2,652     2,897       351
Home equity and
  consumer installment.............    40,401    38,277    32,546    18,722    17,723
                                     --------  --------  --------  --------  --------
    Total Loans....................   190,814   175,245   149,001   121,626   104,903
Less: Unearned income..............        92        48        44       176       205
    Allowance for loan losses......     2,910     3,000     3,000     2,450     2,035
                                     --------  --------  --------  --------  --------
Net loans..........................  $187,812  $172,197  $145,957  $119,000  $102,663
                                     ========  ========  ========  ========  ========

The Company has not made loans to borrowers outside the United States.

Commercial loans at December 31, 1995 represented 34.1% of total loans as compared to 32.4% at December 31, 1994. These loans are primarily to borrowers within the Company's market area.

Real Estate loans increased $5.0 million from December 31, 1994, but declined to 44.7% of the total loan portfolio at December 31, 1995, from 45.8% at December 31, 1994. Of that $5.0 million increase, $4.1 million was attributable to commercial mortgages and the balance was attributable to residential mortgages.

Home equity and consumer installment loans increased $2.1 million, representing 21.2% of total loans at December 31, 1995, as compared to 21.8% at December 31, 1994.

Rate sensitive loans of $28.1 million represented 14.7% of total loans at December 31, 1995, as compared to $27.0 million or 15.4% of total loans at December 31, 1994. These rate sensitive loans consist primarily of commercial loans of $23.4 million and home equity loans of $4.7 million that will reprice with changes in the prime lending rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   Lakeland Bancorp, Inc.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                and Subsidiaries
================================================================================

The following table sets forth certain categories of loans as of December 31, 1995 in terms of contractual maturity:

                             WITHIN    1 TO 5   AFTER 5
                             1 YEAR    YEARS     YEARS    TOTAL
                            --------  --------  -------  --------
                                       (In Thousands)
Commercial................   $28,768   $34,989   $1,433   $65,190
Real estate construction..     1,535        --       --     1,535
                             -------   -------   ------   -------
  Total...................   $30,303   $34,989   $1,433   $66,725
                             =======   =======   ======   =======

The following table sets forth the dollar amount of all commercial and real estate construction loans due one year or more after December 31, l995, which have pre-determined interest rates or adjustable interest rates:

                                1 TO 5   AFTER 5
                                YEARS     YEARS    TOTAL
                               --------  -------  --------
                                     (In Thousands)
Loans with fixed rates.......   $24,287   $  388   $24,675
Loans with adjustable rates..    10,702    1,045    11,747
                                -------   ------   -------
  Total......................   $34,989   $1,433   $36,422
                                =======   ======   =======

RISK ELEMENTS

Commercial loans are placed on a non-accrual status when principal or interest are in default for a period of 90 days or more except where there exists sufficient collateral to cover the defaulted principal and interest payments or management's knowledge of the specific circumstances warrant continued accrual. Real estate mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments or management's knowledge of the specific circumstances warrant continued accrual. Installment loans are regularly charged off when principal and interest payments are six months in arrears. Interest earned thereafter is taken into income when received.

The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned as of December 31 of each of the last five years:

                                               DECEMBER 31,
                                -------------------------------------------
                                 1995     1994     1993     1992     1991
                                -------  -------  -------  -------  -------
                                              (In Thousands)
Non-accrual loans (A)..........  $1,545   $1,501   $  483   $  213   $1,124
Past due loans (B).............      59      554    2,934    3,714    1,223
Renegotiated loans (C).........   2,325    1,740    2,366       --       --
                                 ------   ------   ------   ------   ------
  Total non-accrual, past due
   and renegotiated loans......   3,929    3,795    5,783    3,927    2,347
Other real estate owned........     255      629      458       --       --
                                 ------   ------   ------   ------   ------
  Total........................  $4,184   $4,424   $6,241   $3,927   $2,347
                                 ======   ======   ======   ======   ======

(A) Generally represents loans as to which the payment of interest or principal is in arrears for a period of more than 90 days. Current policy requires that interest previously accrued on these loans and not yet paid be reversed and charged against income during the current period. Interest earned thereafter is only included in income to the extent that it is received in cash.
(B) Represents loans as to which payments of interest or principal are contractually past due 90 days or more but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only when such loans are believed to be fully collectible.
(C) At December 31, 1995, 1994 and 1993, the loan portfolio included loans whose terms had been renegotiated due to financial difficulties of borrowers. All such loans were performing in accordance with the renegotiated terms and in management's view, do not present a significant risk of loss as of December 31, 1995.

Included in the above schedule are two non-accrual commercial loans totalling $629,000, and six renegotiated loans totalling $1,763,000, which represents all loans categorized as impaired. Therefore, SFAS 114 has no impact on the comparability of data in the above credit risk table.

There were no loans at December 31, 1995, other than those included in the above table, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as a non-accrual, past due or renegotiated at a future date.

At December 31, 1995, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

Non-accrual loans at December 31, 1995, increased $44,000 to $1,545,000 from $1,501,000 at December 31, 1994. At December 31, 1995, non-accrual loans consisted of one home equity loan, three mortgage loans, eleven commercial loans, and three consumer loans. All of these loans are in various stages of litigation, foreclosure, or workout.

Loans past due ninety days or more and still accruing decreased $495,000 to $59,000 at December 31, 1995, from $554,000 at December 31, 1994.

For 1995, the gross interest income that would have been recorded, had the loans classified at year-end as either non-accrual or renegotiated been performing in conformance with their original loan terms, would have been approximately $397,000. The amount of interest income actually recorded on those loans for 1995 was $193,000. The resultant income lost of $204,000 for

Management's Discussion and Analysis of                   Lakeland Bancorp, Inc.
Financial Condition and Results of Operations                and Subsidiaries
================================================================================

1995 compares to $162,000 and $99,000 for 1994 and 1993, respectively.

On January 1, 1995, the Company adopted SFAS 114 ("Accounting by Creditors for Impairment of a Loan") and SFAS 118 ("Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures") as required by generally accepted accounting principles. In doing so, the Company has identified loans for which the provisions of these pronouncements apply and has established criteria to determine whether such loans are impaired. SFAS 114 provides that the provisions of such Statement are not applicable to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Accordingly, management has determined that SFAS 114 and 118 do not apply to the following groups of smaller-balance homogeneous loans:

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

The Company's policy concerning non-accrual loans states that except as described above, loans are placed on a non-accrual status when payments are 90 days delinquent or more. Therefore, a loan will be considered to be impaired, when it is 90 days delinquent and it exceeds the balance guidelines for SFAS 114 non-applicability stated above. It is, therefore, possible for a loan to be on non-accrual status and not be impaired if the balance falls within the above stated guidelines.

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

As of December 31, 1995, based on the above criteria, the Company classified three commercial loans, including one renegotiated loan, totalling $772,000, and five mortgage loans, including four renegotiated residential mortgage loans, totalling $1,620,000, as impaired. The impairment of these loans is measured using the present value of future cash flows for the five renegotiated loans and is based on the fair value of the underlying collateral for the remaining three commercial loans and one mortgage loan. Based upon such evaluation, $379,000 has been allocated to the allowance for loan losses for impairment.

The following table sets forth for each of the five years ended December 31, 1995, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

                                                         DECEMBER 31
                                        ----------------------------------------------
                                         1995      1994      1993      1992      1991
                                        ------    ------    ------    ------    ------
                                                    (Dollars in Thousands)
Balance of allowance at beginning
 of year............................... $3,000    $3,000    $2,450    $2,035    $1,400
                                        ------    ------    ------    ------    ------
Charge-offs:
 Commercial............................    114       234        57       256       267
 Installment...........................     33        85       107        87        89
 Mortgage..............................    217        23        35        45         -
                                        ------    ------    ------    ------    ------
  Total charge-offs....................    364       342       199       388       356
                                        ------    ------    ------    ------    ------
Recoveries:
 Commercial............................    108        69        13         1         9
 Installment...........................     37        48        41        13        27
                                        ------    ------    ------    ------    ------
  Total recoveries.....................    145       117        54        14        36
                                        ------    ------    ------    ------    ------
Net charge-offs........................    219       225       145       374       320
                                        ------    ------    ------    ------    ------
Provision for loan losses..............    129       225       695       789       955
                                        ------    ------    ------    ------    ------
Balance of allowance at end of year.... $2,910    $3,000    $3,000    $2,450    $2,035
                                        ======    ======    ======    ======    ======
Ratio of net charge-offs to average
 loans outstanding.....................    .12%      .14%      .11%      .34%      .32%
Balance of allowance at end of year
 as a percent of year end loans........   1.53%     1.71%     2.01%     2.02%     1.94%

Management's Discussion and Analysis of                   Lakeland Bancorp, Inc.
Financial Condition and Results of Operations                and Subsidiaries
================================================================================

The ratio of the allowance for loan losses to loans outstanding reflects management's evaluation of the underlying credit risk inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses is based on management's evaluation of the risk characteristics of the loan portfolio considering such factors as the financial condition of the borrowers, fair market value of collateral, past due and delinquency levels, size and nature of the loan portfolio, general economic conditions, charge-off experience and the level of non-performing loans.

The Company regards the majority of the allowance as a general allowance which is available to absorb losses from all loans. However, for the purpose of complying with disclosure requirements of the Commission, the table below presents an allocation of the allowance among various loan categories and sets forth the percentage of loans in each category to total loans. The allocation of the allowance as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.

The following table sets forth the allocation of the allowance for loan losses at the dates indicated by category of loans:

                                                                     AT DECEMBER 31,
                                   ---------------------------------------------------------------------------------
                                         1995             1994             1993              1992           1991
                                   ------------------------------------------------------------------------------------
                                         PERCENT /(1)/    PERCENT /(1)/    PERCENT /(1)/      PERCENT /(1)/    PERCENT /(1)/
                                              OF               OF               OF                OF               OF
                                   AMOUNT   TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL    AMOUNT    TOTAL   AMOUNT   TOTAL
                                   ------   -----   ------   -----   ------   -----    ------    -----   ------   -----
                                                                   (Dollars in Thousands)
Commercial.........................$1,517    34.2   $1,478    32.4   $1,450    30.1    $1,207     32.2   $1,060    32.5
Real estate mortgage...............   628    43.9      786    44.8      690    46.3       609     50.0      527    50.3
Real estate construction...........    31      .8       34     1.0       80     1.8        72      2.4        9      .3
Home equity and consumer
    installment....................   734    21.1      702    21.8      780    21.8       562     15.4      439    16.9
                                   ------   -----   ------   -----   ------   -----    ------    -----   ------   -----
                                   $2,910   100.0   $3,000   100.0   $3,000   100.0    $2,450    100.0   $2,035   100.0
                                   ======   =====   ======   =====   ======   =====    ======    =====   ======   =====

(1) Represents the percentage of type of loan to total loans outstanding.


INVESTMENT SECURITIES

Commencing with fiscal 1994, the Company has classified its investment securities into the available for sale and held to maturity categories pursuant to Statement No. 115 of the Financial Accounting Standards Board "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). For information regarding Statement No. 115, See Notes to the Company's Consolidated Financial Statements.

The following table sets forth the carrying value of the Company's investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years. Securities available for sale are stated at estimated fair value while securities held for maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                   DECEMBER 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------
U.S. Treasury....................... $ 65,668,659  $ 75,062,012  $ 80,929,508
U.S. Government agencies............   32,396,287    25,713,558    27,873,938
States and political subdivisions...   17,717,473    19,453,266    20,662,858
Other debt securities...............    7,951,593     7,782,939     6,154,375
Equity security.....................    2,237,637     1,290,945        --
                                     ------------  ------------  ------------
    Totals.......................... $125,971,649  $129,302,720  $135,620,679
                                     ============  ============  ============

The following tables present the estimated fair values and unrealized gains and losses on investment securities at December 31, 1995:

SECURITIES AVAILABLE FOR SALE

                                                     DECEMBER 31, 1995
                                     ------------------------------------------------
                                                      GROSS UNREALIZED
                                      AMORTIZED    ---------------------   ESTIMATED
                                        COST         GAINS      LOSSES    FAIR VALUE
                                     -----------   ----------   --------  -----------
U.S. Treasury........................$35,579,991   $  494,926   $ 24,573  $36,050,344
U.S. Government agencies............. 19,762,429      190,384       --     19,952,813
States and political subdivisions.... 16,168,610      363,572     60,684   16,471,498
Other debt securities................  4,485,032       39,005     38,830    4,485,207
Equity security......................  1,204,882    1,032,755       --      2,237,637
                                     -----------   ----------   --------  -----------
    Totals...........................$77,200,944   $2,120,642   $124,087  $79,197,499
                                     ===========   ==========   ========  ===========

Proceeds from sales and calls of securities available for sale totalled $5,086,032 and $1,499,840, respectively, during the year ended December 31, 1995. Gross gains of $16,774 and gross losses of $5,759 were realized on those transactions.

Management's Discussion and Analysis of                   Lakeland Bancorp, Inc.
Financial Condition and Results of Operations                and Subsidiaries
================================================================================

SECURITIES HELD TO MATURITY

                                                    DECEMBER 31, 1995
                                     --------------------------------------------
                                                    GROSS UNREALIZED
                                       CARRYING    -----------------   ESTIMATED
                                        VALUE        GAINS    LOSSES   FAIR VALUE
                                     -----------   --------   ------  -----------
U.S. Treasury........................$29,618,315   $363,177   $  461  $29,981,031
U.S. Government agencies............. 12,443,474    234,035      790   12,676,719
States and political subdivisions....  1,245,975     35,815    2,720    1,279,070
Other................................  3,466,386     15,384    2,261    3,479,509
                                     -----------   --------   ------  -----------
    Totals...........................$46,774,150   $648,411   $6,232  $47,416,329
                                     ===========   ========   ======  ===========

There were no sales of securities held to maturity during the year ended December 31, 1995. Proceeds from a call of a security held to maturity during the year ended December 31, 1995, totalled $100,000 and resulted in a gross gain of $90.

Securities with a carrying value of approximately $17,869,000 at December 31, 1995, were pledged to secure public deposits and for other purposes required by applicable law and regulations.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of all securities, both available for sale and held for maturity, as of December 31, 1995.

                                                                   AFTER        AFTER
                                                                  1 YEAR       5 YEARS
                                                      WITHIN    BUT WITHIN   BUT WITHIN     AFTER 10
                                                      1 YEAR      5 YEARS     10 YEARS       YEARS     TOTAL
                                                      -------     -------     --------       -----    --------
                                                                        (Dollars In Thousands)
U.S. Treasury securities:
 Book value...........................................$21,671      $43,997       $ --        $ --     $ 65,668
 Yield................................................   6.14%        6.22%        --          --         6.20%
Obligations of U.S. Government Agencies:
 Book value........................................... 12,172       20,225         --          --       32,397
 Yield................................................   6.94         6.44         --          --         6.63
Obligations of States and Political Subdivisions:
 Book value...........................................  6,812       10,866          25          15      17,718
 Yield................................................   6.69         6.19        9.66        9.66        6.40
Other securities:
 Book value...........................................  2,486        5,265         --          200       7,951
 Yield................................................   6.47         6.26         --         8.65        6.32
                                                      -------      -------       -----       -----    --------
    Total book value..................................$43,141      $80,353       $  25       $ 215    $123,734
                                                      =======      =======       =====       =====    ========
    Weighted average yield............................   6.47%        6.27%       9.66%       8.59%       6.35%
                                                      =======      =======       =====       =====    ========

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of securities available for sale as of December 31, 1995:

                                                                   AFTER        AFTER
                                                                  1 YEAR       5 YEARS
                                                      WITHIN    BUT WITHIN   BUT WITHIN     AFTER 10
                                                      1 YEAR      5 YEARS     10 YEARS       YEARS      TOTAL
                                                      -------     -------     --------       -----     --------
                                                                        (Dollars In Thousands)
U.S. Treasury securities:
 Book value...........................................$13,337      $22,713       $ --       $  --      $36,050
 Yield................................................   5.88%        6.46%        --          --         6.25%
Obligations of U.S. Government Agencies:
 Book value...........................................  8,367       11,586         --          --       19,953
 Yield................................................   6.61         6.30         --          --         6.43
Obligations of States and Political Subdivisions:
 Book value...........................................  6,111       10,321          25          15      16,472
 Yield................................................   6.51         6.20        9.66        9.66        6.33
Other securities:
 Book value...........................................  1,879        2,606         --          --        4,485
 Yield................................................   6.74         6.34         --          --         6.51
                                                      -------      -------       -----       -----     -------
    Total book value..................................$29,694      $47,226       $  25       $  15     $76,960
                                                      =======      =======       =====       =====     =======
    Weighted average yield............................   6.27%        6.36%       9.66%       9.66%       6.33%
                                                      =======      =======       =====       =====     =======

Management's Discussion and Analysis of                   Lakeland Bancorp, Inc.
Financial Condition and Results of Operations                and Subsidiaries
================================================================================

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of securities held for maturity as of December 31, l995:

                                                                   AFTER        AFTER
                                                                  1 YEAR       5 YEARS
                                                      WITHIN    BUT WITHIN   BUT WITHIN     AFTER 10
                                                      1 YEAR      5 YEARS     10 YEARS       YEARS     TOTAL
                                                      -------     -------     --------       -----    --------
                                                                       (Dollars In Thousands)
U.S. Treasury securities:
 Book value...........................................$ 8,334     $21,284      $  --          $ --     $29,618
 Yield................................................   6.57%       5.97%        --            --        6.14%
Obligations of U.S. Government Agencies:
 Book value...........................................  3,805       8,639         --            --      12,444
 Yield................................................   7.70        6.62         --            --        6.95
Obligations of States and Political Subdivisions:
 Book value...........................................    701         545         --            --       1,246
 Yield................................................   8.46        6.05         --            --        7.41
Other securities:
 Book value...........................................    607       2,659         --            200      3,466
 Yield................................................   5.87        6.24         --           8.65       6.13
                                                      -------     -------      -------        -----    -------
    Total book value..................................$13,447     $33,127      $  --          $ 200    $46,774
                                                      =======     =======      =======        =====    =======
    Weighted average yield............................   6.96%       6.16%        --  %        8.65%      6.39%
                                                      =======     =======      =======        =====    =======

For further information regarding the Company's investment securities, see Notes to the Company's Consolidated Financial Statements.

DEPOSITS

The following table sets forth the average amounts of various types of deposits for each of the three years ended December 31:


                                          1995      1994      1993
                                        --------  --------  --------
                                               (In Thousands)
Non-interest-bearing demand deposits....$ 56,840  $ 49,609  $ 42,212
Interest-bearing demand deposits........  53,128    60,794    55,390
Savings deposits........................ 108,734   138,681   127,524
Time deposits...........................  88,169    54,884    54,596
                                        --------  --------  --------
    Total...............................$306,871  $303,968  $279,722
                                        ========  ========  ========

As of December 31, 1995, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (In Thousands):

Three months or less.........................$ 8,515
Over three months through six months.........  1,835
Over six months through twelve months........  1,689
Over twelve months...........................  2,040
                                             -------
    Total....................................$14,079
                                             =======

LIQUIDITY

The Company's primary sources of liquidity are deposits, asset maturities, and funds provided from operations. At December 31, 1995, liquid assets, consisting of cash and due from banks, federal funds sold and investment securities that mature within one year, amounted to $76.9 million. The maturity schedule of the investment portfolio, at carrying value, indicates that 34.7% of the debt securities included in the portfolio mature within one year, and 99.81% mature within five years. For additional information regarding the investment portfolio, see Notes to Consolidated Financial Statements.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below:

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                            1995         1994
                                                          --------     --------
                                                              (In Thousands)
Cash and cash equivalents at beginning of period..........$ 17,511     $ 25,616
                                                          --------     --------
Operating Activities:
    Net income............................................   4,796        4,831
    Adjustments to reconcile net income to net cash
       provided by operating activities...................   3,006        3,047
                                                          --------     --------
Net cash provided by operating activities.................   7,802        7,878
Net cash used in investing activities..................... (11,444)     (24,869)
Net cash provided by financing activities.................  19,904        8,886
                                                          --------     --------
Net increase (decrease) in cash and equivalents...........  16,262       (8,105)
                                                          --------     --------
Cash and cash equivalents at end of period................$ 33,773     $ 17,511
                                                          ========     ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                 Lakeland Bancorp, Inc.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS              and Subsidiaries
==============================================================================

Cash and cash equivalents increased by $16.2 million during 1995. The bulk of such increase resulted from Financing activities, which produced $19.9 million in cash flow. Financing Activities consisted primarily of deposit inflows offset in part by cash dividends.

Operating activities produced $7.8 million of cash flow, $4.8 million of which was derived from net income. A total of $11.4 million was used in investing activities during 1995. $15.7 million was invested in the loan portfolio, while investment activity produced a net cash inflow of $5.0 million.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. At December 31, 1995, the Company has outstanding loan origination commitments of $10.6 million. Time deposits that mature in one year or less, at December 31, 1995, totalled $84.6 million. Management believes that a substantial portion of such deposits will remain with the Company.

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i.e., the extent to which assets and liabilities are sensitive to changes in interest rates). Interest rate sensitivity is often measured by the extent to which mismatches or "gaps" occur in the repricing of assets and liabilities within a given time period. Gap analysis is utilized to quantify such mismatches. A "positive" gap results when the amount of earning assets repricing within a given time period exceeds the amount of interest-bearing liabilities repricing within that time period. A "negative" gap results when the amount of interest-bearing liabilities repricing within a given time period exceeds the amount of earning assets repricing within such time period.

In general, a financial institution with a positive gap in relevant time periods will benefit from an increase in market interest rates and will experience erosion in net interest income if such rates fall. Likewise, a financial institution with a negative gap in relevant time periods will normally benefit from a decrease in market interest rates and will be adversely affected by an increase in rates. By maintaining a balanced interest rate sensitivity position, where interest rate sensitive assets roughly equal interest sensitive liabilities in relevant time periods, interest rate risk can be limited. At December 31,1995, the Company had a negative interest gap at the one year or less time period.

The following table sets forth the estimated maturity/repricing structure of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1995. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The table does not assume any prepayment of fixed-rate loans. The Company has assumed that all interest-bearing demand accounts will reprice or mature within three months and that all savings accounts will reprice or mature within four to twelve months. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdraw of deposits, is beyond the Company's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.


                                                                    DECEMBER 31, 1995
                                                 -------------------------------------------------------
                                                            MORE THAN
                                                              THREE     MORE THAN
                                                  THREE      MONTHS      1 YEAR
                                                  MONTHS     THROUGH     THROUGH   MORE THAN
                                                 OR LESS    ONE YEAR     5 YEARS    5 YEARS      TOTAL
                                                 --------   ---------   ---------  ---------    --------
                                                                  (Dollars In Thousands)
Interest-earning assets:
 Loans /(1)/:
   Adjustable and floating rate commercial.....  $ 23,444   $    --     $   --     $  --        $ 23,444
   Fixed rate commercial.......................    10,123       6,949     24,352       388        41,812
   Real estate mortgage........................     3,835       6,158     37,593    35,715        83,301
   Real estate construction....................       745         790       --        --           1,535
   Installment and other.......................     8,025       4,510     13,000    15,095        40,630
 Investment securities.........................    11,535      33,844     80,353       240       125,972
 Other investments /(2)/.......................    17,325        --         --        --          17,325
                                                 --------   ---------   --------   -------      --------
    Total interest-earning asset...............    75,032      52,251    155,298    51,438       334,019
                                                 --------   ---------   --------   -------      --------
Interest-bearing liabilities:
 Deposits:
   Savings and interest-bearing demand.........    58,411     106,463       --        --         164,874
   Time........................................    47,795      36,775     15,908      --         100,478
                                                 --------   ---------   --------   -------      --------
    Total interest-bearing liabilities.........   106,206     143,238     15,908      --         265,352
                                                 --------   ---------   --------   -------      --------
GAP during the period..........................  $(31,174)  $ (90,987)  $139,390   $51,438      $ 68,667
                                                 ========   =========   ========   =======      ========
Cumulative GAP.................................  $(31,174)  $(122,161)  $ 17,229   $68,667
                                                 ========   =========   ========   =======
Interest-sensitive assets as a percent of
 interest-sensitive liabilities (cumulative)...     70.65%      51.03%    106.49%   125.88%
Cumulative interest-sensitive assets as
 a percent of total assets.....................     20.80       35.29      78.35     92.61
Ratio of GAP to total assets...................     (8.64)     (25.23)     38.65     14.26
Ratio to cumulative GAP to total assets........     (8.64)     (33.87)      4.78     19.04

(1) Loans are stated net of unearned income.
(2) Other investments consist of federal funds sold and interest-bearing deposits in banks.

CAPITAL RESOURCES

Stockholders' equity increased $5.9 million to $32.0 million at December 31, 1995, from $26.2 million at December 31, 1994, reflecting net proceeds of $657,000 from issuances of common stock, net income during the year of $4.8 million, dividends to stockholders of $1.6 million, and an unrealized gain, net of deferred income taxes, on securities available for sale of $2.0 million.

MANAGEMENTS'S DISCUSSION AND ANALYSIS OF                 Lakeland Bancorp, Inc.
FINANCIAL CONDITION AND RESULTS OF OPERATIONS               and Subsidiaries
================================================================================
In March 1989, the FDIC adopted a risk-based capital policy statement which imposed a minimum capital standard on insured banks. The minimum ratio of risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is now 8%. At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for loan losses. The Federal Reserve Board adopted a similar risk-based capital guideline for the Company which is computed on a consolidated basis.

In addition, the bank regulators have adopted final minimum leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for financial institutions. These guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

The following table reflects the Company's capital ratios as of December 31, 1995:

RISK-BASED CAPITAL RATIOS:                                  AMOUNT   RATIO
                                                            -------  -------
Actual Tier I Capital...................................... $30,845  16.78%
Tier I Capital minimum amount..............................   7,353   4.00
                                                            -------  -------
Excess..................................................... $23,492  12.78%
                                                            =======  =======
Actual Combined Tier I and Tier II Capital................. $33,150  18.03%
Combined Tier I and Tier II Capital minimum requirement....  14,706   8.00
                                                            -------  -------
Excess..................................................... $18,444  10.03%
                                                            =======  =======
LEVERAGE RATIO:
Actual Tier I Capital to average fourth quarter assets..... $30,845   8.85%
Minimum leverage target*...................................    *        *
                                                            -------  -------
Excess..................................................... $  *        * %
                                                            =======  =======

* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of December 31, 1995.

EFFECTS OF INFLATION

The impact of inflation, as it affects banks, differs substantially from the impact on non-financial institutions. Banks have assets which are primarily monetary in nature and which tend to move with inflation. This is especially true for banks with a high percentage of rate sensitive interest earning assets and interest bearing liabilities. A bank can further reduce the impact of inflation with proper management of its rate sensitivity gap. This gap represents the difference between interest sensitive assets and interest rate sensitive liabilities. The Company attempts to structure its assets and liabilities and manage its gap to protect against substantial changes in interest rate scenarios, thus minimizing the potential effects of inflation.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF CONDITION                      Lakeland Bancorp, Inc.
                                                             and Subsidiaries
================================================================================

                                                                               DECEMBER 31,
                                                                         --------------------------
ASSETS                                                                       1995          1994
                                                                         ------------  ------------

Cash and due from banks...............................................   $ 16,448,253  $ 16,211,222
Federal funds sold....................................................     17,325,000     1,300,000
                                                                         ------------  ------------
  Cash and cash equivalents...........................................     33,773,253    17,511,222

Securities available for sale, at estimated fair value................     79,197,499    84,430,286
Securities held to maturity, net; estimated fair value
  of $47,416,000 in 1995 and $43,882,000 in 1994 .....................     46,774,150    44,872,434
Loans, net............................................................    187,812,123   172,196,797
Premises and equipment, net...........................................      8,170,123     8,261,801
Accrued interest receivable...........................................      3,626,861     3,663,145
Other assets..........................................................      1,307,159     2,652,087
                                                                         ------------  ------------
  Total assets........................................................   $360,661,168  $333,587,772
                                                                         ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
-----------
Deposits:
  Non-interest-bearing demand.........................................   $ 62,590,393  $ 57,786,252
  Savings and interest-bearing demand.................................    162,567,499   178,068,491
  Club accounts.......................................................      2,306,027     4,382,874
  Time................................................................     86,398,671    57,324,563
  Time of $100,000 and over...........................................     14,079,311     9,559,163
                                                                         ------------  ------------
      Total deposits..................................................    327,941,901   307,121,343
Other liabilities.....................................................        679,446       305,386
                                                                         ------------  ------------
  Total liabilities...................................................    328,621,347   307,426,729
                                                                         ------------  ------------
Commitments...........................................................            -             -

STOCKHOLDERS' EQUITY
--------------------
Common stock (par value $2.50 per share):
  Authorized 6,912,568 shares in 1995 and 3,379,098 shares in 1994;
  issued and outstanding 3,246,954 in 1995 and 1,527,131 in 1994 .....      8,117,385     3,817,828
Surplus...............................................................     16,551,493    17,736,878
Undivided profits.....................................................      6,176,754     5,410,825
Unrealized gain (loss) on securities available for sale, net..........      1,194,189      (804,488)
                                                                         ------------  ------------
  Total stockholders' equity..........................................     32,039,821    26,161,043
                                                                         ------------  ------------
  Total liabilities and stockholders' equity..........................   $360,661,168  $333,587,772
                                                                         ============  ============

See accompanying notes to consolidated financial statements.

                                                        Lakeland Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME                          and Subsidiaries
==============================================================================

                                                YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1995         1994          1993
                                         -----------  -----------  -----------
INTEREST INCOME:
 Loans and fees........................  $15,917,445  $13,751,881  $11,840,208
 Federal funds sold....................      555,629      325,883      469,419
 Investment securities:
   U.S. Treasury.......................    4,313,807    4,877,085    4,657,154
   U.S. Government agencies............    1,686,565    1,782,778    1,972,254
   State and political subdivisions....      839,108      987,314    1,117,712
   Other...............................      534,944      459,141      373,759
                                         -----------  -----------  -----------
     Total interest income.............   23,847,498   22,184,082   20,430,506
                                         -----------  -----------  -----------

INTEREST EXPENSE:
 Deposits..............................    9,100,671    7,604,150    7,757,182
 Borrowed money........................       13,318        3,285       64,583
                                         -----------  -----------  -----------
   Total interest expense..............    9,113,989    7,607,435    7,821,765
                                         -----------  -----------  -----------
   Net interest income.................   14,733,509   14,576,647   12,608,741
PROVISION FOR LOAN LOSSES..............      128,706      225,436      694,769
                                         -----------  -----------  -----------
   Net interest income after
     provision for loan losses.........   14,604,803   14,351,211   11,913,972
                                         -----------  -----------  -----------

OTHER INCOME:
 Service charges on deposit accounts...    1,592,363    1,538,894    1,471,274
 Gain (loss) on sales
   and calls of investment securities..       11,105        5,749         (867)
 Gain on sale of fixed assets..........         --         13,165       58,385
 Other.................................      379,255      354,625      303,418
                                         -----------  -----------  -----------
   Total other income..................    1,982,723    1,912,433    1,832,210
                                         -----------  -----------  -----------

OTHER EXPENSES:
 Salaries and benefits.................    5,296,717    4,980,117    4,679,079
 Occupancy expense, net................    1,026,169    1,079,040      976,449
 Furniture and equipment expense.......      894,065      814,007      750,956
 Federal deposit insurance.............      351,704      663,860      590,656
 Stationery, supplies and postage......      586,037      457,295      412,361
 Other.................................    1,349,981    1,263,336    1,179,861
                                         -----------  -----------  -----------
   Total other expense.................    9,504,673    9,257,655    8,589,362
                                         -----------  -----------  -----------

INCOME BEFORE INCOME TAXES.............    7,082,853    7,005,989    5,156,820
INCOME TAXES...........................    2,286,673    2,175,283    1,509,248
                                         -----------  -----------  -----------
NET INCOME.............................  $ 4,796,180  $ 4,830,706  $ 3,647,572
                                         ===========  ===========  ===========

Net income per common share............     $1.49        $1.51        $1.25
                                            =====        =====        =====

Weighted average number
 of common shares outstanding..........    3,225,660    3,192,920    2,924,321
                                         ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES                                                                   Lakeland Bancorp, Inc.
IN STOCKHOLDERS' EQUITY                                                                                 and Subsidiaries
=============================================================================================================================

                                                               UNREALIZED
                                                                 GAIN
                                                               (LOSS) ON
                                                              SECURITIES                                            TOTAL
                                  NUMBER OF      COMMON        AVAILABLE                         UNDIVIDED      STOCKHOLDERS'
                                   SHARES        STOCK       FOR SALE, NET       SURPLUS          PROFITS          EQUITY
                                  ---------    ----------    -------------     -----------      -----------     -------------
Balance, December 31, 1992......  1,187,826    $2,969,565    $   --            $10,100,000      $ 4,271,816     $17,341,381
Net income......................     --            --            --                 --            3,647,572       3,647,572
Stock dividend..................     71,269       178,172        --              1,425,380       (1,603,552)         --
Stock issuances.................    119,488       298,720        --              2,688,135           --           2,986,855
Cash dividend...................     --            --            --                 --             (906,568)       (906,568)
Transfer to surplus.............     --            --            --                 16,485          (16,485)         --
                                  ---------    ----------    ----------        -----------      -----------     -----------

Balance, December 31, 1993......  1,378,583     3,446,457        --             14,230,000        5,392,783      23,069,240
Net income......................     --            --            --                 --            4,830,706       4,830,706
Unrealized loss, net
  of deferred taxes, on
  securities available
  for sale......................     --            --          (804,488)            --               --            (804,488)
Stock dividend..................    138,248       345,621        --              3,248,828       (3,594,449)         --
Stock Issuances.................     10,300        25,750        --                258,050           --             283,800
Cash dividend...................     --            --            --                 --           (1,218,215)     (1,218,215)
                                  ---------    ----------    ----------        -----------      -----------     -----------

Balance, December 31, 1994......  1,527,131     3,817,828      (804,488)        17,736,878        5,410,825      26,161,043
Net income......................     --            --            --                 --            4,796,180       4,796,180
Unrealized gain,
  net of deferred
  taxes, on securities
  available for sale............     --            --         1,998,677             --               --           1,998,677
Stock dividends.................  1,696,523     4,241,307        --             (1,783,835)      (2,457,472)         --
Stock issuances.................     23,300        58,250        --                598,450           --             656,700
Cash dividend...................     --            --            --                 --           (1,572,779)     (1,572,779)
                                  ---------    ----------    ----------        -----------      -----------     -----------
Balance, December 31, 1995......  3,246,954    $8,117,385    $1,194,189        $16,551,493      $ 6,176,754     $32,039,821
                                  =========    ==========    ==========        ===========      ===========     ===========

See accompanying notes to consolidated financial statements.

                                                                                                       Lakeland Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                     and Subsidiaries
===============================================================================================================================

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                         1995           1994           1993
                                                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................................   $  4,796,180   $  4,830,706   $  3,647,572
Adjustments to reconcile net income to net cash provided by operating activities:
 Net amortization of premiums and discounts on investments........................      1,683,931      2,234,497      1,957,468
 Amortization of unearned interest and deferred loan fees and costs...............         70,321         46,163        (56,514)
 Depreciation and amortization of premises and equipment..........................        882,146        818,013        757,862
 Provision for loan losses........................................................        128,706        225,436        694,769
 (Gain) loss on sales and calls of securities.....................................        (11,105)        (5,749)           867
 Gain on sales of premises and equipment..........................................           --          (13,165)       (58,385)
 Gain on sales of other real estate owned.........................................           --           (8,213)          --
 Deferred federal income tax (benefit)............................................       (183,090)      (196,789)      (176,069)
 Decrease (increase) in accrued interest receivable...............................         36,284         14,550       (210,433)
 Decrease (increase) in other assets..............................................         24,329       (149,821)      (533,038)
 Increase (decrease) in other liabilities.........................................        374,060         82,082       (144,176)
                                                                                     ------------   ------------   ------------
   Net cash provided by operating activities......................................      7,801,762      7,877,710      5,879,923
                                                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from repayments on and maturities of securities available for sale......     21,194,096     13,048,853           --
 Proceeds from calls of securities available for sale.............................      1,499,840        300,000           --
 Proceeds from sales of securities available for sale.............................      5,086,032      7,222,807           --
 Purchases of securities available for sale.......................................    (20,302,151)   (15,303,244)          --
 Proceeds from repayments on and maturities of
   investment securities held to maturity.........................................     10,654,284      9,809,084     13,440,756
 Proceeds from sales of  investment securities held to maturity...................           --             --          195,687
 Proceeds from calls of investment securities held to maturity....................        100,000           --        1,000,640
 Purchases of investment securities held to maturity..............................    (13,232,285)   (12,333,305)   (28,038,211)
 Net increase in loans............................................................    (16,084,208)   (26,847,513)   (26,914,918)
 Purchase of loans................................................................       (500,000)          --         (735,000)
 Sale of loans and participation interest in loan.................................        703,281         22,257           --
 Loan recoveries..................................................................        145,070        116,663         54,387
 Proceeds from sales of premises and equipment....................................           --           30,877        329,385
 Additions to premises and equipment..............................................       (790,468)      (969,442)      (721,955)
 Proceeds from sales of and payments on other real estate owned...................         82,299         34,502           --
                                                                                     ------------   ------------   ------------
   Net cash used in investing activities..........................................    (11,444,210)   (24,868,461)   (41,389,229)
                                                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits.........................................................     20,820,558      9,820,539     24,397,642
 Repayments on mortgage payable...................................................           --             --       (2,987,733)
 Proceeds from common stock issuances.............................................        656,700        283,800      2,986,855
 Cash dividends paid on common stock..............................................     (1,572,779)    (1,218,215)      (906,568)
                                                                                     ------------   ------------   ------------
   Net cash provided by financing activities......................................     19,904,479      8,886,124     23,490,196
                                                                                     ------------   ------------   ------------
 Net increase (decrease) in cash and cash equivalents.............................     16,262,031     (8,104,627)   (12,019,110)
 Cash and cash equivalents - beginning............................................     17,511,222     25,615,849     37,634,959
                                                                                     ------------   ------------   ------------
 Cash and cash equivalents - ending...............................................   $ 33,773,253   $ 17,511,222   $ 25,615,849
                                                                                     ============   ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
   Transfer of securities held to maturity to securities available for sale.......   $       --     $ 92,666,375   $       --
   Unrealized gain (loss) net of deferred income taxes on
    securities available for sale:
      Upon initial application of Statement of Financial
         Accounting Standards No. 115 on January 1, 1994..........................           --        1,872,000           --
      Subsequent changes..........................................................      1,998,677     (2,676,488)          --
   Charge-off of loans receivable to allowance for loan losses....................        363,776        342,099        199,156
   Transfer of loans receivable to other real estate..............................         70,254        291,833        457,711
   Loan to facilitate the sale of other real estate...............................        148,750         94,500           --
   Stock dividend.................................................................      2,457,472      3,594,449      1,603,552
   Transfer of undivided profits to surplus.......................................           --             --           16,485
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
    Income taxes (federal and state)..............................................   $  2,543,672   $  2,522,692   $  1,767,435
    Interest......................................................................      8,778,774      7,559,032      7,934,181

See accompanying notes to consolidated financial statements.

                                                         Lakeland Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  and Subsidiaries
===============================================================================

ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation, the Corporation's wholly owned Subsidiary, Lakeland State Bank (the "Bank") and the Bank's wholly owned Subsidiary, Lakeland Investment Corporation ("LIC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant changes relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds sold are for one day periods.

SECURITIES

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which is effective for fiscal years beginning after December 15, 1993.

Statement No. 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are required to be classified into one of three categories: held-to-maturity, available-for-sale, or trading.

Pursuant to Statement No. 115, investments in debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities nor as held-to-maturity securities, shall be classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in a separate component of stockholders' equity.

The initial application of Statement No. 115, effective January 1, 1994, resulted in the reclassification of securities totalling $92,666,000 to the available for sale category and the recognition of an unrealized gain, net of deferred income taxes, of $1,872,000 as a component of stockholders' equity.

Premiums and discounts on all securities are amortized/accreted using the interest method. Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, is recognized in the consolidated financial statements when earned. The adjusted cost basis of an identified security sold or called is used for determining security gains and losses recognized in the consolidated statements of income.

LOANS

Loans are stated at the amount of unpaid principal less unearned income, which includes unearned interest and net deferred loan origination fees, and the allowance for loan losses. Interest on commercial, mortgage and simple interest installment loans is recognized as income based on the loan principal outstanding. Interest on discounted installment loans is credited to income based on a method which approximates the actuarial method. Recognition of interest on the accrual method is generally discontinued when factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on a non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to an accrual status when factors indicating doubtful collectibility no longer exist.

LOAN ORIGINATION FEES

Loan origination fees and certain direct loan origination costs are deferred and subsequently amortized as an adjustment of yield over the contractual lives of the related loans.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to absorb future losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

Effective January 1, 1995, the Company adopted FASB Statement Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". The provisions of these statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value and to all loans that are renegotiated in a troubled debt restructuring involving a modification of terms.

Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, except that loans renegotiated as part of a troubled debt restructuring subsequent to the adoption of Statement Nos. 114 and 118 must be measured for impairment by discounting the total expected cash flow under the renegotiated terms at each loan's original effective interest rate.

A loan evaluated for impairment pursuant to Statement No. 114 is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms

Notes to Consolidated Financial Statements               Lakeland Bancorp, Inc.
                                                            and Subsidiaries
================================================================================

of the loan agreement. An insignificant payment delay, which is defined as up to 90 days by the Bank, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.

Payments received on impaired loans are applied to principal, accrued interest receivable and interest income, in that order.

CONCENTRATION OF RISK

The Bank's lending activity is concentrated in loans secured by real estate located in the State of New Jersey.

PREMISES AND EQUIPMENT

Land is carried at cost. Buildings, furniture, fixtures and equipment, and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation and amortization charges are computed on the straight-line method over the following estimated useful lives:

Buildings and building improvements                   10 to 50 years

Furniture, fixtures and equipment                      2 to 30 years

Leasehold improvements       Shorter of useful life or term of lease

Significant renewals and betterments are charged to the premises and equipment account. Maintenance and repairs are charged to expense in the year incurred. Rental income is netted against occupancy expense in the consolidated statements of income.

INCOME TAXES

The Corporation uses the accrual basis of accounting for financial and income tax reporting. Provision for income taxes in the consolidated financial statements differs from the amounts reflected in the Corporation's income tax returns due to temporary differences in reporting certain items, primarily depreciation and the provision for loan losses. The income tax provision shown in the consolidated financial statements relates to items of income and expense in those statements irrespective of temporary variances for income tax return purposes. The tax effect of these temporary variances is accounted for as deferred federal income taxes applicable to future years.

NET INCOME PER COMMON SHARE

Net income per share of common stock is calculated based on the weighted average number of shares of common stock outstanding during the period. On May 11, 1994, the Corporation's Board of Directors authorized a 10% stock dividend, which was distributed on June 10, 1994. On May 24, 1995, the Corporation's Board of Directors authorized a 5% stock dividend, which was distributed on June 30, 1995. On September 13, 1995, the Corporation's Board of Directors authorized a 100% stock dividend, which was distributed on October 25, 1995. Net income per common share has been retroactively restated to give effect to the stock dividends.

INTEREST-RATE RISK

The Corporation, through the Bank, is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate and, to a lesser extent, commercial and consumer loans. Additionally, such funds are utilized to purchase investment securities. The potential for interest-rate risk exists as a result of the shorter duration of the Corporation's interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing the market value of long-term assets and net interest income. For this reason, management regularly monitors the maturity structure of the Corporation's assets and liabilities in order to measure its level of interest-rate risk and plan for future volatility.

RECLASSIFICATION

Certain amounts for the years ended December 31, 1994 and 1993 have been reclassified to conform to the current year's presentation.

SECURITIES AVAILABLE FOR SALE

                                                  DECEMBER 31, 1995
                                 --------------------------------------------------
                                                  GROSS UNREALIZED
                                  AMORTIZED   ------------------------   CARRYING
                                    COST         GAINS       LOSSES       VALUE
                                 -----------  -----------  -----------  -----------
U.S. Treasury..................  $35,579,991  $   494,926  $    24,573  $36,050,344
U.S. Government
   agencies....................   19,762,429      190,384         --     19,952,813
States and political
   subdivisions................   16,168,610      363,572       60,684   16,471,498
Other debt securities..........    4,485,032       39,005       38,830    4,485,207
Equity security................    1,204,882    1,032,755         --      2,237,637
                                 -----------  -----------  -----------  -----------
                                 $77,200,944  $ 2,120,642  $   124,087  $79,197,499
                                 ===========  ===========  ===========  ===========


                                                  DECEMBER 31, 1994
                                 --------------------------------------------------
                                                  GROSS UNREALIZED
                                  AMORTIZED   ------------------------   CARRYING
                                    COST         GAINS       LOSSES       VALUE
                                 -----------  -----------  -----------  -----------
U.S. Treasury..................  $47,139,986  $    20,158  $   964,019  $46,196,125
U.S. Government
   agencies....................   16,262,173       19,915      341,838   15,940,250
States and political
   subdivisions................   17,424,791      101,042      141,648   17,384,185
Other debt securities..........    3,743,470         --        124,689    3,618,781
Equity security................    1,204,882       86,063         --      1,290,945
                                 -----------  -----------  -----------  -----------
                                 $85,775,302  $   227,178  $ 1,572,194  $84,430,286
                                 ===========  ===========  ===========  ===========

A summary of securities by maturity follows:

                                                     DECEMBER 31,
                                 --------------------------------------------------
                                          1995                      1994
                                 ------------------------  ------------------------
                                  AMORTIZED     CARRYING    AMORTIZED     CARRYING
                                    COST         VALUE        COST         VALUE
                                 -----------  -----------  -----------  -----------
Due in one year or less........  $29,443,072  $29,693,695  $23,261,973  $23,169,207
Due after one year
   through five years..........   46,512,990   47,226,167   61,263,447   59,925,134
Due after five years
   through ten years...........       25,000       25,000       25,000       25,000
Due after ten years............       15,000       15,000       20,000       20,000
Equity security................    1,204,882    2,237,637    1,204,882    1,290,945
                                 -----------  -----------  -----------  -----------
                                 $77,200,944  $79,197,499  $85,775,302  $84,430,286
                                 ===========  ===========  ===========  ===========

Proceeds from sales and calls of securities available for sale totalled $5,086,032 and $1,499,840, respectively, during the year ended December 31, 1995. Gross gains of $16,774 and gross losses of $5,759 were realized on those transactions. Proceeds from sales and calls of securities available for sale totalled $7,222,807 and $300,000, respectively, during the year ended December 31, 1994. Gross gains of $10,467 and gross losses of $4,718 were realized on those transactions.

Notes to Consolidated Financial Statements               Lakeland Bancorp, Inc.
                                                            and Subsidiaries
================================================================================

Securities with a carrying value of approximately $17,869,000 and $17,357,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes required by applicable law and regulations.

SECURITIES HELD TO MATURITY

                                                  DECEMBER 31, 1995
                                 --------------------------------------------------
                                                  GROSS UNREALIZED
                                  CARRYING    ------------------------   ESTIMATED
                                    VALUE         GAINS       LOSSES    FAIR VALUE
                                 -----------  -----------  -----------  -----------
U.S. Treasury..................  $29,618,315  $   363,177  $       461  $29,981,031
U.S. Government
   agencies....................   12,443,474      234,035          790   12,676,719
States and political
   subdivisions................    1,245,975       35,815        2,720    1,279,070
Other..........................    3,466,386       15,384        2,261    3,479,509
                                 -----------  -----------  -----------  -----------
   Totals......................  $46,774,150  $   648,411  $     6,232  $47,416,329
                                 ===========  ===========  ===========  ===========

                                                  DECEMBER 31, 1994
                                 --------------------------------------------------
                                                  GROSS UNREALIZED
                                  CARRYING    ------------------------   ESTIMATED
                                    VALUE         GAINS       LOSSES    FAIR VALUE
                                 -----------  -----------  -----------  -----------
U.S. Treasury..................  $28,865,887  $    24,715  $   759,758  $28,130,844
U.S. Government
   agencies....................    9,773,308       22,239      132,766    9,662,781
States and political
   subdivisions................    2,069,081       32,689        --       2,101,770
Other..........................    4,164,158        2,063      179,799    3,986,422
                                 -----------  -----------  -----------  -----------
   Totals......................  $44,872,434  $    81,706  $ 1,072,323  $43,881,817
                                 ===========  ===========  ===========  ===========

A summary of securities by maturity follows:

                                                     DECEMBER 31,
                                 --------------------------------------------------
                                          1995                    1994
                                 ------------------------  ------------------------
                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                    VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                 -----------  -----------  -----------  -----------
Due in one year or less........  $13,447,140  $13,582,192  $10,717,115  $10,748,417
Due after one year
   through five years..........   33,127,010   33,632,199   33,955,319   32,931,337
Due after ten years............      200,000      201,938      200,000      202,063
                                 -----------  -----------  -----------  -----------
                                 $46,774,150  $47,416,329  $44,872,434  $43,881,817
                                 ===========  ===========  ===========  ===========

There were no sales of securities held to maturity during the years ended December 31, 1995 and 1994. Proceeds from a call of a security held to maturity during the year ended December 31, 1995 totalled $100,000 and resulted in a gross gain of $90. Proceeds from the sale of a security and from calls of securities during the year ended December 31, 1993 totalled $195,687 and $1,000,640, respectively. Gross gains of $3,446 and a gross loss of $4,313 were recognized on these transactions.

LOANS, NET

                                              DECEMBER 31,
                                       --------------------------
                                           1995          1994
                                       ------------  ------------
Commercial...........................  $ 65,190,372  $ 56,729,959
Construction.........................     1,534,682     1,686,662
Mortgage.............................    83,688,515    78,550,791
Home equity and improvement..........    27,841,445    25,492,907
Consumer installment.................    12,559,074    12,784,094
                                       ------------  ------------
                                        190,814,088   175,244,413
                                       ------------  ------------
Less: Unearned income................        91,965        47,616
        Allowance for loan losses....     2,910,000     3,000,000
                                       ------------  ------------
                                          3,001,965     3,047,616
                                       ------------  ------------
                                       $187,812,123  $172,196,797
                                       ============  ============

At December 31, 1995, 1994 and 1993, loans serviced by the Bank for the benefit of others totalled approximately $886,000, $641,000 and $694,000, respectively.

Non-performing loans consist of non-accrual and renegotiated loans. Non-accrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers' financial difficulties. Interest on these loans is either accrued or credited directly to interest income. Non-performing loans were as follows (in thousands):

                                                                   DECEMBER 31,
                                                             ----------------------
                                                              1995    1994    1993
                                                             ------  ------  ------
Non-accrual................................................  $1,545  $1,501  $  483
Renegotiated...............................................   2,325   1,740   2,366
                                                             ------  ------  ------
                                                             $3,870  $3,241  $2,849
                                                             ======  ======  ======

The impact of non-performing loans on interest income is as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                            ----------------------
                                                             1995    1994    1993
                                                            ------  ------  ------
Interest income if performing in accordance
 with original terms......................................  $  397  $  341  $  296
Interest income actually recorded.........................     193     179     197
                                                            ------  ------  ------
Interest income lost......................................  $  204  $  162  $   99
                                                            ======  ======  ======

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers and their affiliates on the same terms as those prevailing for comparable transactions with other borrowers. These loans, at December 31, 1995, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. A summary of unpaid balances of loans outstanding with respect to directors, officers and principal stockholders and affiliates of such persons who had borrowings of $60,000 or more, is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                        --------------------------
                                                           1995            1994
                                                        -----------    -----------
Balance - beginning...................................  $10,629,002    $ 6,513,705
Loans originated......................................    7,869,057      9,853,716
Repayments............................................   (7,589,679)    (5,598,514)
Other changes.........................................       83,395       (139,905)
                                                        -----------    -----------
Balance - ending......................................  $10,991,775    $10,629,002
                                                        ===========    ===========

ALLOWANCE FOR LOAN LOSSES

                                                    YEAR ENDED DECEMBER 31,
                                            ---------------------------------------
                                               1995          1994           1993
                                            ----------    ----------     ----------
Balance - beginning.......................  $3,000,000    $3,000,000     $2,450,000
Provision for loan losses.................     128,706       225,436        694,769
Loans charged off.........................    (363,776)     (342,099)      (199,156)
Recoveries................................     145,070       116,663         54,387
                                            ----------    ----------     ----------
Balance - ending..........................  $2,910,000    $3,000,000     $3,000,000
                                            ==========    ==========     ==========

Notes to Consolidated Financial Statements               Lakeland Bancorp, Inc.
                                                            and Subsidiaries
================================================================================

Impaired loans and related amounts recorded in the allowance for loan losses at December 31, 1995 are summarized as follows:

Recorded investment in impaired loans:
    With recorded allowances..............  $1,920,196
    Without recorded allowances...........     472,098
                                            ----------
          Total impaired loans............   2,392,294
Related allowance for loan losses.........     378,528
                                            ----------
          Net impaired loans..............  $2,013,766
                                            ==========

For the year ended December 31, 1995, the average recorded investment in impaired loans totalled $1,678,000. Interest income recognized on such loans during the time each was impaired totalled $60,000, none of which was recorded on the cash-basis.

PREMISES AND EQUIPMENT, NET

                                                          DECEMBER 31,
                                                    ------------------------
                                                        1995         1994
                                                    -----------  -----------
Land..............................................  $ 1,061,508  $ 1,070,508
Buildings.........................................    5,693,629    5,689,954
Leasehold improvements............................      663,439      662,064
Furniture, fixtures and equipment.................    4,317,201    3,755,348
                                                    -----------  -----------
                                                     11,735,777   11,177,874
Less accumulated depreciation and amortization....    3,565,654    2,916,073
                                                    -----------  -----------
                                                    $ 8,170,123  $ 8,261,801
                                                    ===========  ===========

INCOME TAXES

Income tax assets are reflected in the consolidated statements of condition under the caption "other assets" and are summarized as follows:

                                     DECEMBER 31,
                                 --------------------
                                   1995        1994
                                 --------  ----------
Prepaid state..................  $404,000  $  290,000
Current federal................        85      45,912
Deferred federal and state.....   288,586   1,448,390
                                 --------  ----------
                                 $692,671  $1,784,302
                                 ========  ==========

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                  DECEMBER 31,
                                                             -----------------------
                                                                1995         1994
                                                             ----------   ----------
Deferred tax assets:
 Allowance for loan and real estate losses in excess
  of tax reserves..........................................  $  993,123   $1,030,067
 Unrealized loss on securities available for sale..........        --        540,528
 Non-accrued interest......................................      92,262       52,365
 Other.....................................................      33,159         --
                                                             ----------   ----------
                                                              1,118,544    1,622,960
                                                             ----------   ----------
Deferred tax liabilities:
 Unrealized gain on securities
  available for sale.......................................     802,366         --
 Depreciation..............................................      17,650      161,262
 Other.....................................................       9,942       13,308
                                                             ----------   ----------
                                                                829,958      174,570
                                                             ----------   ----------
Net deferred tax assets....................................  $  288,586   $1,448,390
                                                             ==========   ==========

The components of income taxes are summarized as follows:

                                      YEAR ENDED DECEMBER 31,
                               ------------------------------------
                                  1995         1994         1993
                               ----------   ----------   ----------
Current......................  $2,469,763   $2,372,072   $1,685,317
Deferred.....................    (183,090)    (196,789)    (176,069)
                               ----------   ----------   ----------
                               $2,286,673   $2,175,283   $1,509,248
                               ==========   ==========   ==========

The following table presents a reconciliation between the reported income taxes and the income taxes that would have been computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                            YEAR ENDED DECEMBER 31,
                      --------------------------------------------------------------------
                               1995                   1994                   1993
                      ---------------------   --------------------   ---------------------
                        AMOUNT      PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                      ----------    -------   ----------   -------   ----------   --------
Federal income
tax.................  $2,408,170     34.00   $2,382,036     34.00   $1,753,319     34.00
Add (deduct)
effect of:
Non-taxable
interest in-
come, net...........    (252,248)    (3.56)    (304,261)    (4.34)    (342,851)    (6.65)
State income
tax, net of
federal income
tax effect..........     200,084      2.82       54,595       .78       91,781      1.78
Other items, net....     (69,333)     (.98)      42,913       .61        6,999       .14
                      ----------     -----   ----------     -----   ----------    ------
                      $2,286,673     32.28   $2,175,283     31.05   $1,509,248     29.27
                      ==========     =====   ==========     =====   ==========     =====

PROFIT SHARING PLAN

The Bank has a profit sharing plan for the employees and their beneficiaries. The plan meets the requirements of the Employee Retirement Income Security Act of 1974. The Bank's annual contribution to the plan is determined by the Board of Directors with the maximum amount being the maximum tax deduction permitted for that year under the Internal Revenue Code. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement or, at the discretion of the plan committee, upon termination of employment. The cost of the plan charged to expense for the years ended December 31, 1995, 1994 and 1993 was approximately $200,000, $200,000 and $150,000, respectively.

COMMITMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                       Lakeland Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                and Subsidiaries
=============================================================================

At December 31, 1995, the Bank had commitments to extend credit aggregating approximately $10,649,000 all of which were at fixed rates ranging from 6.00% to 10.00%.

Additionally, the Bank, at December 31, l995, was committed for approximately $28,907,000 of unused lines of credit, including $5,212,000 related to a home equity line of credit program, $1,167,000 related to an unsecured line of credit program, and $22,528,000 related to commercial lines of credit. Amounts drawn on the unused home equity and commercial lines of credit are predominantly assessed interest at rates which fluctuate with the prime rate, while amounts drawn on the unused unsecured lines are assessed interest at 14.9%.

Commitments under standby letters of credit aggregated approximately $1,658,000 at December 31, 1995, of which $1,535,000 and $123,000 expire in 1996 and 1997, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary.

Rentals under long-term operating leases amounted to approximately $123,000, $122,000 and $106,000 for 1995, 1994 and 1993, respectively. At December 31,
1995, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2008 are as follows:

                         DECEMBER 31,             AMOUNT
                         ------------          ----------
                             1996                $236,457
                             1997                 236,457
                             1998                 236,457
                             1999                 161,434
                             2000                 140,314
                          Thereafter              941,485
                                               ----------
                                               $1,952,604
                                               ==========

The Corporation and its subsidiaries are also subject to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the financial position of the Corporation.

DIVIDEND LIMITATION

A limitation exists on the ability of the Bank to pay dividends to the Corporation. State of New Jersey Banking laws specify that no dividend shall be paid by the Bank on its capital stock unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of not less that 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the Bank. Under this limitation, approximately $25,367,000 was available for payments of dividends as of December 31, 1995.

LAKELAND BANCORP, INC. (PARENT COMPANY ONLY)

Condensed financial statements of the Corporation (Parent Company only) follow:

                            STATEMENTS OF CONDITION
                            -----------------------
                                                      DECEMBER 31,
                                                ------------------------
                                                   1995         1994
                                                -----------  -----------
Assets:
 Cash and due from banks......................  $   158,907  $     8,218
 Securities available for sale................    2,237,638    1,290,945
 Investment in subsidiaries...................   29,612,649   24,731,012
 Other assets.................................      445,666      165,455
                                                -----------  -----------
  Total assets................................  $32,454,860  $26,195,630
                                                ===========  ===========
Liabilities:
 Deferred income taxes........................  $   415,039  $    34,587
Stockholders' equity..........................   32,039,821   26,161,043
                                                -----------  -----------
  Total liabilities and stockholders' equity..  $32,454,860  $26,195,630
                                                ===========  ===========

                             STATEMENTS OF INCOME
                             --------------------
                                                 YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1995        1994         1993
                                           ----------  ----------   ----------
Dividends from subsidiary bank..........   $1,347,131  $2,203,344   $  865,177
Other expenses..........................           40          40         --
                                           ----------  ----------   ----------
Income before income tax benefit........    1,347,091   2,203,304      865,177
Income tax expense (benefit)............          112          (8)         (11)
                                           ----------  ----------   ----------
Income before undistributed earnings of
  subsidiaries..........................    1,346,979   2,203,312      865,188
Equity in undistributed earnings of
  subsidiaries..........................    3,449,201   2,627,394    2,782,384
                                           ----------  ----------   ----------

Net income..............................   $4,796,180  $4,830,706   $3,647,572
                                           ==========  ==========   ==========

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                    1995          1994          1993
                                                -----------   -----------   -----------
Cash flows from operating activities:
   Net income................................   $ 4,796,180   $ 4,830,706   $ 3,647,572
Adjustments to reconcile net income to net
   cash provided by operating activities:
      (Increase) In other assets.............      (280,211)     (125,508)      (19,041)
      Equity in undistributed earnings
           of subsidiaries...................    (3,449,201)   (2,627,394)   (2,782,384)
                                                -----------   -----------   -----------
              Net cash provided by operating
                  activities.................     1,066,768     2,077,804       846,147
                                                -----------   -----------   -----------
Cash flows from investing activities:
   Purchase of securities available for sale.          --      (1,204,882)         --
   Investment in subsidiary..................          --            --      (2,859,631)
                                                -----------   -----------   -----------
      Net cash (used in)
          investing activities...............          --      (1,204,882)   (2,859,631)
                                                -----------   -----------   -----------
Cash flows from financing activities:
   Proceeds from issuances of common stock...       656,700       283,800     2,986,855
   Cash dividends paid on common stock.......    (1,572,779)   (1,218,215)     (906,568)
                                                -----------   -----------   -----------
      Net cash (used in)
          provided by financing activities...      (916,079)     (934,415)    2,080,287
                                                -----------   -----------   -----------
Net Increase (decrease) in cash and
   cash equivalents..........................       150,689       (61,493)       66,803
Cash and cash equivalents -- beginning.......         8,218        69,711         2,908
                                                -----------   -----------   -----------
Cash and cash equivalents -- ending..........   $   158,907   $     8,218   $    69,711
                                                ===========   ===========   ===========

                                                        Lakeland Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 and Subsidiaries
==============================================================================

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Significant estimations were used for the purposes of this disclosure. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used and the estimated fair values and carrying values of the financial instruments are set forth below:

CASH AND CASH EQUIVALENTS AND ACCRUED INTEREST RECEIVABLE

The carrying amounts for cash and cash equivalents and accrued interest receivable approximate fair value.

SECURITIES

The fair values for securities are based on quoted market prices or dealer prices, if available. If quoted market prices or dealer prices are not available, fair value is estimated using quoted market prices or dealer prices for similar securities.

LOANS

The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans with similar remaining maturities would be made to borrowers with similar credit ratings.

DEPOSITS

For demand, savings and club accounts, fair value is the carrying amount reported in the consolidated financial statements. For fixed-maturity certificates of deposit, fair value is estimated using the rates currently offered for deposits of similar remaining maturities.

COMMITMENTS

The fair values of commitments to extend credit, standby letters of credit and financial guarantees written are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The carrying values and estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                DECEMBER 31,
                                  ---------------------------------------------
                                          1995                  1994
                                  --------------------- -----------------------
                                   CARRYING   ESTIMATED   CARRYING   ESTIMATED
                                     VALUE    FAIR VALUE    VALUE    FAIR VALUE
FINANCIAL ASSETS                  ---------   ----------  --------   ----------
Cash and cash equivalents......... $ 33,773    $ 33,773   $ 17,511     $ 17,511
Securities available for sale.....   79,197      79,197     84,430       84,430
Securities held to maturity.......   46,774      47,416     44,872       43,882
Loans.............................  187,812     190,904    172,197      172,651
Accrued interest receivable.......    3,627       3,627      3,663        3,663
FINANCIAL LIABILITIES
Deposits..........................  327,942     328,383    307,121      306,813
COMMITMENTS
Loan origination..................   10,649      10,649      5,249        5,249
Unused lines of credit............   28,907      28,907     24,316       24,316
Standby letters of credit.........    1,658       1,658      2,322        2,322

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In addition, fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business, and exclude the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment and other real estate owned. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                         QUARTER ENDED
                                        -----------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                           1995        1995         1995        1995
                                        ----------  ----------   ----------  ----------
Total interest income................   $5,696,857  $5,892,022   $6,039,183  $6,219,436
Total interest expense...............    2,012,598   2,282,770    2,389,330   2,429,291
                                        ----------  ----------   ----------  ----------
Net interest income..................    3,684,259   3,609,252    3,649,853   3,790,145
Provision for loan losses............       34,116     (25,336)      98,685      21,241
Other income.........................      485,941     463,120      466,121     567,541
Other expenses.......................    2,467,738   2,420,840    2,180,180   2,435,915
Income taxes.........................      481,101     560,147      612,996     632,429
                                        ----------  ----------   ----------  ----------
Net income...........................   $1,187,245  $1,116,721   $1,224,113  $1,268,101
                                        ==========  ==========   ==========  ==========
Net income per common share..........      $.37        $.35         $.38        $.39
                                           ====        ====         ====        ====
Weighted average number of
   common shares outstanding.........    3,211,801   3,221,292    3,229,542   3,240,003
                                        ==========  ==========   ==========  ==========

                                                         QUARTER ENDED
                                        -----------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                          1994        1994         1994        1994
                                        ----------  ----------   ----------  ----------
Total interest income................   $5,284,113  $5,493,267   $5,702,460  $5,704,242
Total interest expense...............    1,840,813   1,896,759    1,942,816   1,927,047
                                        ----------  ----------   ----------  ----------
Net interest income..................    3,443,300   3,596,508    3,759,644   3,777,195
Provision for loan losses............       28,666      35,419       41,678     119,673
Other income.........................      428,538     444,068      484,263     555,564
Other expenses.......................    2,108,874   2,345,928    2,410,743   2,392,110
Income taxes.........................      537,369     479,292      552,796     605,826
                                        ----------  ----------   ----------  ----------
Net income...........................   $1,196,929  $1,179,937   $1,238,690  $1,215,150
                                        ==========  ==========   ==========  ==========
Net income per common share..........      $.37        $.37         $.39        $.38
                                           ====        ====         ====        ====
Weighted average number of
   common shares outstanding.........    3,184,526   3,186,057    3,195,127   3,205,971
                                        ==========  ==========   ==========  ==========

Net income per common share and weighted average number of common shares outstanding for the quarters ended September 30, 1995 and prior have been restated to give retroactive effect to subsequent stock dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               Lakeland Bancorp, Inc.
                                                            and Subsidiaries
===============================================================================
IMPACT OF RECENT ACCOUNTING STANDARDS

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 does not apply to financial instruments, long-term customer relationships of a financial institution (i.e. core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. Statement No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is to be recognized if the carrying value of such asset exceeds its fair value. In regard to long-lived assets to be disposed of either through sales or abandonment, such assets are to be carried the lower of cost or fair value less costs to sell. Statement No. 121 is effective for fiscal years beginning after December 15, 1995 and restatement of previously issued financial statements is not permitted. Statement No. 121, when adopted, is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

In June 1995, the FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights." Statement No. 122 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights were acquired, should such loans be sold or securitized and the related mortgage servicing rights retained. The servicing rights are to be recorded based upon an allocation of the total investment in related loans to the relative fair values of the loans and the separated servicing rights retained, providing it is practical to estimate those fair values. Statement No. 122 is effective prospectively in fiscal years beginning after December 15, 1995 and early application is encouraged. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of this statement is prohibited. Statement No. 122, when adopted, is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

In October 1995, FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue the use of the accounting method under Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in Statement No. 123 had been applied. Statement No. 123 is effective for transactions entered into during fiscal years that begin after December 15, 1995. Statement No. 123, when adopted, is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

                                   PART  III
                                   ---------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.

ITEM 11 - EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.

                                    PART  IV
                                    --------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) 1. The following portions of the Company's consolidated financial statements are setforth in Item 8 of this Annual Report.

     (i) Consolidated Statements of Condition as of December 31, 1995 and 1994.

    (ii) Consolidated Statements of Income for each of three years ended December 31, 1995, 1994 and 1993.

   (iii) Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 1995, 1994, and 1993.

    (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1995, 1994 and 1993.

     (v) Notes to Consolidated Financial Statements

    (vi) Report of Radics & Co., LLC

(a)  2.  Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a)  3.  Exhibits

     3.1 Certificate of Incorporation of Lakeland Bancorp, Inc., incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-2 filed by the Company with the Commission on August 23, 1993.

     3.2 By Laws of Lakeland Bancorp, Inc. are incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed by the Company with the Commission on March 30, 1990.

    22.1  Subsidiaries of Registrant incorporated herein by reference to Exhibit
          22.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    23.1  Consent of Radics & Co., LLC Independent Certified Public Accountants

    27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended December 31, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LAKELAND BANCORP, INC.

       March 13, 1996                    /s/ Arthur L. Zande
Dated:_________________              By ___________________________
                                              Arthur L. Zande
                                          Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Capacity                            Date
---------                   --------                            ----

/s/ Robert B. Nicholson
_________________________   Director                       March 13, 1996
  (Robert B. Nicholson)

/s/ John W. Fredericks
_________________________   Director                       March 13, 1996
  (John W. Fredericks)

/s/ Bruce G. Bohuny
_________________________   Director                       March 13, 1996
    (Bruce G. Bohuny)

/s/ Mary Ann Deacon
_________________________   Director                       March 13, 1996
    (Mary Ann Deacon)

/s/ Mark J. Fredericks
_________________________   Director                       March 13, 1996
  (Mark J. Fredericks)

/s/ John Pier, Jr.
_________________________   Director                       March 13, 1996
    (John Pier, Jr.)

/s/ Albert S. Riggs
_________________________   Director                       March 13, 1996
    (Albert S. Riggs)

/s/ Arthur L. Zande
_________________________   Executive Vice President       March 13, 1996
    (Arthur L. Zande)       and Director (Chief
                            Executive Officer)
/s/ William J. Eckhardt
_________________________   Vice President and             March 13, 1996
  (William J. Eckhardt)     Treasurer (Chief Financial
                            and Accounting Officer)