Form 10-Q
period 1996-03-31
LAKELAND BANCORP INC
filed 1996-05-09
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       TO
         --------------------.

Commission File Number      33-27312
                      -----------------


                            Lakeland Bancorp, Inc.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)


           New Jersey                                        22-2953275
- ---------------------------------------           ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)


  250 Oak Ridge Road, Oak Ridge, New Jersey                  07438-8906
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


       (201) 697-2000
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes    X              No
                                -------              -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:



     As of March 31, 1996, 3,264,224 common shares, $2.50 par value, were outstanding.

                            LAKELAND BANCORP, INC.

                                     INDEX



                                                                          Page
                                                                         Number
                                                                        --------

    Part I.      Financial Information                                       1


      Item 1.    Financial Statements

                 Consolidated Statements of Condition as of
                  December 31, 1995 and March 31, 1996 (Unaudited)           2


                 Consolidated Statements of Income for the
                  Three Months Ended March 31, 1995 and 1996 (Unaudited)     3


                 Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1995 and 1996 (Unaudited) 4 - 5


                 Notes to Consolidated Financial Statements              6 - 10


      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          11 - 17



    Part II.     Other Information


      Item 6.    Exhibits and Reports on Form 8-K                            18


      Signatures                                                             19

     PART I.   Financial Information


        Item 1.  Financial Statements
                 --------------------

          Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Lakeland Bancorp, Inc., (the "registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

        The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

                                         LAKELAND BANCORP INC.
                                           AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CONDITION
                                  ------------------------------------
                                              (Unaudited)



                                                                       December 31,    March 31,
            ASSETS                                                         1995           1996
                                                                       ------------   ------------
            Cash and due from banks                                    $ 16,448,253   $ 15,433,642
            Federal funds sold                                           17,325,000     14,875,000
                                                                       ------------   ------------
                  Cash and cash equivalents                              33,773,253     30,308,642

            Securities available for sale, at estimated fair value       79,197,499     75,330,404
            Securities held to maturity, estimated fair value of
             $47,416,000 in 1995 and $46,835,000 in 1996                 46,774,150     46,574,290
            Loans, net                                                  187,812,123    189,768,341
            Premises and equipment, net                                   8,170,123      8,454,959
            Accrued interest receivable                                   3,626,861      3,727,571
            Other assets                                                  1,307,159      1,370,884
                                                                       ------------   ------------
                  Total assets                                         $360,661,168   $355,535,091
                                                                       ============   ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
            Liabilities
            -----------
            Deposits:
               Non-interest-bearing demand                             $ 62,590,393   $ 56,140,575
               Savings and interest-bearing demand                      162,567,499    160,665,820
               Club accounts                                              2,306,027      2,875,334
               Time                                                      86,398,671     89,303,406
               Time of $100,000 and over                                 14,079,311     12,573,965
                                                                       ------------   ------------
                  Total deposits                                        327,941,901    321,559,100

            Other liabilities                                               679,446      1,202,028
                                                                       ------------   ------------
                  Total liabilities                                     328,621,347    322,761,128
                                                                       ------------   ------------
            Stockholders' equity
            --------------------
            Common stock (par value $2.50 per share):
               Authorized 6,912,568 shares
                in 1995 and 1996; issued and
                outstanding 3,246,954 in 1995
                and 3,264,224 in 1996                                     8,117,385      8,160,560
            Surplus                                                      16,551,493     16,846,268
            Undivided profits                                             6,176,754      6,969,855
            Unrealized gain on
             securities available for sale, net                           1,194,189        797,280
                                                                       ------------   ------------

                  Total stockholders' equity                             32,039,821     32,773,963
                                                                       ------------   ------------

                  Total liabilities and stockholders' equity           $360,661,168   $355,535,091
                                                                       ============   ============



            See accompanying notes to consolidated financial statements.

                                        LAKELAND BANCORP, INC.
                                           AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                   ---------------------------------
                                              (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                   1995           1996
            INTEREST INCOME:                                    -----------    -----------
               Loans and fees                                   $ 3,806,869    $ 4,177,686
               Federal funds sold                                    36,923        167,116
               Securities:
                  U.S. Treasury                                   1,112,647        980,501
                  U.S. Government agencies                          389,769        534,844
                  State and political subdivisions                  222,044        204,058
                  Other                                             128,605        137,710
                                                                -----------    -----------
                     Total interest income                        5,696,857      6,201,915

            INTEREST EXPENSE:
               Deposits                                           1,999,280      2,429,198
               Borrowed money                                        13,318           -
                                                                -----------    -----------
                     Total interest expense                       2,012,598      2,429,198
                                                                -----------    -----------
                  Net interest income                             3,684,259      3,772,717

            PROVISION FOR LOAN LOSSES                                34,116         35,087
                                                                -----------    -----------
                     Net interest income
                      after provision for loan losses             3,650,143      3,737,630
                                                                -----------    -----------

            OTHER INCOME:
               Service charges on deposit accounts                  392,253        381,282
               Gains on calls of securities                          11,191            227
               Other income                                          82,497        121,487
                                                                -----------    -----------
                     Total other income                             485,941        502,996
                                                                -----------    -----------
            OTHER EXPENSES:
               Salaries and benefits                              1,351,651      1,325,623
               Occupancy expense, net                               249,567        312,237
               Furniture and equipment                              224,798        232,955
               Other                                                641,722        521,418
                                                                -----------    -----------
                     Total other expense                          2,467,738      2,392,233
                                                                -----------    -----------
            INCOME BEFORE INCOME TAXES                            1,668,346      1,848,393
            INCOME TAXES                                            481,101        632,219
                                                                -----------    -----------
            NET INCOME                                          $ 1,187,245    $ 1,216,174
                                                                ===========    ===========

            Net income per common share                            $  .37         $  .37
                                                                ===========    ===========

            Weighted average number of shares outstanding         3,211,801      3,259,041
                                                                ===========    ===========

            See accompanying notes to consolidated financial statements.

                                        LAKELAND BANCORP, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                              (Unaudited)




                                                                                             Three Months Ended March 31,
                                                                                                1995             1996
               Cash flows from operating activities:                                        ------------     ------------
                  Net income                                                                $  1,187,245     $  1,216,174
                  Adjustments to reconcile net income to
                   net cash provided by operating activities:
                     Net amortization of premiums and discounts on securities                    479,358          362,840
                     Amortization of unearned interest and deferred loan costs and fees           28,147           19,728
                     Depreciation and amortization of premises and equipment                     220,115          227,253
                     Provision for loan losses                                                    34,116           35,087
                     (Gain) loss on sales and calls of securities available for sale             (11,191)              98
                     Gain from calls of securities held to maturity                                 -                (325)
                     Decrease (increase) in accrued interest receivable                           65,085         (100,710)
                     (Increase) decrease in other assets                                        (111,658)          50,471
                     Increase in other liabilities                                               521,360          522,582
                                                                                            ------------     ------------
                        Net cash provided by operating activities                              2,412,577        2,333,198
                                                                                            ------------     ------------
               Cash flows from investing activities:
                  Proceeds from maturities of
                   and repayments on securities available for sale                             4,789,015        4,855,299
                  Proceeds from calls of securities available for sale                              -           1,999,903
                  Proceeds from sales of securities available for sale                         5,086,032             -
                  Purchases of securities available for sale                                    (156,000)      (3,872,356)
                  Proceeds from maturities of
                   and repayments on securities held to maturity                               3,650,000        2,901,740
                  Proceeds from calls of securities held to maturity                                -             500,000
                  Purchases of securities held to maturity                                    (3,543,531)      (3,343,518)
                  Net increase in loans receivable                                            (3,644,438)      (2,127,022)
                  Loan recoveries                                                                  8,169           12,769
                  Additions to premises and equipment                                            (35,849)        (512,089)
                  Proceeds from sales of real estate owned                                        13,854          255,389
                                                                                            ------------     ------------
                        Net cash provided by investing activities                              6,167,252          670,115
                                                                                            ------------     ------------
               Cash flows from financing activities:
                  Net increase (decrease) in deposits                                          4,436,505       (6,382,801)
                  Proceeds from sale of common stock                                             136,400          337,950
                  Cash dividends paid on common stock                                           (381,783)        (423,073)
                                                                                            ------------     ------------
                        Net cash provided by (used in) financing activities                    4,191,122       (6,467,924)
                                                                                            ------------     ------------
               Net increase (decrease) in cash and cash equivalents                           12,770,951       (3,464,611)
               Cash and cash equivalents - beginning                                          17,511,222       33,773,253
                                                                                            ------------     ------------
               Cash and cash equivalents - ending                                           $ 30,282,173     $ 30,308,642
                                                                                            ============     ============




            See accompanying notes to consolidated financial statements.

                                        LAKELAND BANCORP, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                              (Unaudited)


                                                                                             Three Months Ended March 31,
                                                                                             ----------------------------
                                                                                                1995             1996
               Supplemental disclosures of cash flow information:                            ----------------------------
                  Cash paid during the three month period for:
                     Federal income taxes                                                   $       -        $      8,579
                     Interest                                                                  1,862,547        2,446,349

               Supplemental schedule of noncash investing and financing activities:
                  Unrealized gain (loss) on securities
                   available for sale, net of deferred income taxes                         $    878,385     $   (396,909)
                  Charge off of loans receivable to allowance for loan losses                     22,285           12,856
                  Loan receivable transferred to real estate owned                                  -             103,220
                  Loan to facilitate the sale of real estate owned                               148,750             -





            See accompanying notes to consolidated financial statements.

                                         LAKELAND BANCORP INC.
                                           AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------------------------------


1.  BASIS OF PRESENTATION
- -------------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to Lakeland Bancorp, Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1995, for information regarding the Corporation's audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year.



2.  NET INCOME PER COMMON SHARE
- -------------------------------
Net income per share of common stock is calculated based on the weighted average number of shares of common stock outstanding during the period. On May 24, 1995, the Corporation's Board of Directors authorized a 5% stock dividend, which was distributed on June 30, 1995. On September 13, 1995, the Corporation's Board of Directors authorized a 100% stock dividend, which was distributed on October 25, 1995. Per share amounts have been retroactively restated to give effect to these stock dividends.


3.  NEW ACCOUNTING STANDARDS
- ----------------------------
Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("Statement") Nos. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The provisions of these statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value and to all loans that are renegotiated in a troubled debt restructuring involving a modification of terms.

Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, except that loans renegotiated as part of a trouble debt restructuring subsequent to the adoption of Statement Nos. 114 and 118 must be measured for impairment by discounting the total expected cash flow under the renegotiated terms at each loan's original effective interest rate.

                                         LAKELAND BANCORP INC.
                                           AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  NEW ACCOUNTING STANDARDS (Cont'd.)
- ----------------------------

A loan evaluated for impairment pursuant to Statement No. 114 is deemed to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined as up to 90 days by the Corporation, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Corporation expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Corporation ex-pects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Corporation does not aggregate such loans for evaluation purposes.

Payments received on impaired loans are applied to principal, accrued interest receivable and interest income, in that order.

The adoption of Statements No. 114 and 118 did not have a material effect on the Corporation's consolidated financial condition or results of operations.


4.  SECURITIES AVAILABLE FOR SALE
- ---------------------------------



                                                               December 31, 1995
                                               ------------------------------------------------
                                                Amortized      Gross Unrealized      Carrying
                                                               ----------------
                                                   Cost        Gains      Losses       Value
                                               -----------  ----------  ----------  -----------
            U.S. Treasury                      $35,579,991  $  494,926  $   24,573  $36,050,344
            U.S. Government agencies            19,762,429     190,384        -      19,952,813
            States and political subdivisions   16,168,610     363,572      60,684   16,471,498
            Other debt securities                4,485,032      39,005      38,830    4,485,207
            Equity security                      1,204,882   1,032,755        -       2,237,637
                                               -----------  ----------  ----------  -----------
                                               $77,200,944  $2,120,642  $  124,087  $79,197,499
                                               ===========  ==========  ==========  ===========


                                                                March 31, 1996
                                               ------------------------------------------------
                                                Amortized      Gross Unrealized      Carrying
                                                               ----------------
                                                   Cost        Gains      Losses       Value
                                               ------------------------------------------------
            U.S. Treasury                      $32,446,874  $  317,314  $   17,563  $32,746,625
            U.S. Government agencies            18,711,006      90,937      78,849   18,723,094
            States and political subdivisions   16,861,022     115,959      19,347   16,957,634
            Other debt securities                4,773,339      27,726       6,557    4,794,508
            Equity security                      1,204,882     903,661        -       2,108,543
                                               -----------  ----------  ----------  -----------
                                               $73,997,123  $1,455,597  $  122,316  $75,330,404
                                               ===========  ==========  ==========  ===========

                                         LAKELAND BANCORP INC.
                                           AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------------------------------


4.  SECURITIES AVAILABLE FOR SALE (Cont'd.)
- ---------------------------------



The following is a summary of securities available for sale by maturity:



                                                  December 31, 1995            March 31, 1996
                                              -------------------------   -------------------------
                                               Amortized     Carrying      Amortized     Carrying
                                                 Cost          Value         Cost          Value
                                              -----------   -----------   -----------   -----------
               Due in one year or less        $29,443,072   $29,693,695   $31,769,206   $31,806,246
               Due after one year
                through five years             46,512,990    47,226,167    40,983,035    41,375,615
               Due after five years
                through ten years                  25,000        25,000        25,000        25,000
               Due after ten years                 15,000        15,000        15,000        15,000
               Equity security                  1,204,882     2,237,637     1,204,882     2,108,543
                                              -----------   -----------   -----------   -----------
                                              $77,200,944   $79,197,499   $73,997,123   $75,330,404
                                              ===========   ===========   ===========   ===========



5.  SECURITIES HELD TO MATURITY
- -------------------------------
                                                                  December 31, 1995
                                                ---------------------------------------------------
                                                  Carrying       Gross Unrealized        Estimated
                                                                 ----------------
                                                   Value        Gains        Losses     Fair Value
                                                -----------   ----------   ----------   -----------
            U.S. Treasury                       $29,618,315   $  363,177   $      461   $29,981,031
            U.S. Government agencies             12,443,474      234,035          790    12,676,719
            States and political subdivisions     1,245,975       35,815        2,720     1,279,070
            Other debt securities                 3,466,386       15,384        2,261     3,479,509
                                                -----------   ----------   ----------   -----------
                                                $46,774,150   $  648,411   $    6,232   $47,416,329
                                                ============  ==========   ==========   ===========


                                                                  March 31, 1996
                                                ---------------------------------------------------
                                                  Carrying       Gross Unrealized        Estimated
                                                    Value       Gains        Losses      Fair Value
                                                -----------   ----------   ----------   -----------
            U.S. Treasury                       $29,021,093   $  239,213   $   85,525   $29,174,781
            U.S. Government agencies             12,913,135      144,768       48,715    13,009,188
            States and political subdivisions     1,184,823       11,095        1,505     1,194,413
            Other debt securities                 3,455,239        8,374        7,209     3,456,404
                                                -----------   ----------   ----------   -----------
                                                $46,574,290   $  403,450   $  142,954   $46,834,786
                                                ===========   ==========   ==========   ===========

                                         LAKELAND BANCORP INC.
                                           AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------------------------------


5.  SECURITIES HELD TO MATURITY (Cont'd.)
- -------------------------------

A summary of securities held to maturity by maturity follows:

                                                                                    C>


                                                 December 31                   March 31
                                          -------------------------   --------------------------
                                           Carrying      Estimated     Carrying       Estimated
                                             Value       Fair Value      Value        Fair Value
                                          -----------   -----------   -----------    -----------
               Due in one year or less    $13,447,140   $13,582,192   $14,480,024    $14,516,429
               Due after one year
                through five years         33,127,010    33,632,199    31,894,266     32,118,357
               Due after ten years            200,000       201,938       200,000        200,000
                                          -----------   -----------   -----------    -----------
                                          $46,774,150   $47,416,329   $46,574,290    $46,834,786
                                          ===========   ===========   ===========    ===========


6.  LOANS, NET
- --------------



                                                                      December 31,     March 31,
                                                                         1995            1996
                                                                     ------------    ------------
            Loans                                                    $190,814,088    $192,790,006
            Less:  Unearned income                                        (91,965)        (76,665)
                   Allowance for loan losses                           (2,910,000)     (2,945,000)
                                                                     ------------    ------------
                                                                      $187,812,123    $189,768,341
                                                                     =============   =============

A summary of the activity in the allowance for loan losses is as follows:

                                                                      Three Months
                                                                     Ended March 31,
                                                                 -----------------------
                                                                     1995         1996
                                                                 ----------   ----------
               Balance - beginning                               $3,000,000   $2,910,000
               Provisions charged to operations                      34,116       35,087
               Loans charged off                                    (22,285)     (12,856)
               Recoveries of loans previously charged off             8,169       12,769
                                                                 ----------    ---------
               Balance - ending                                  $3,020,000   $2,945,000
                                                                 ==========   ==========

                                        LAKELAND BANCORP, INC.
                                           AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------------------------------


6.  LOANS, NET (Cont'd.)
- ------------------------
Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:


                                                               December 31,    March 31,
                                                                   1995          1996
                                                               ------------   -----------
               Recorded investment in impaired loans:
                  With recorded allowances                      $1,920,196    $2,439,494
                  Without recorded allowances                      472,098       468,621
                                                               ------------   -----------
                     Total impaired loans                        2,392,294     2,908,115

                  Related allowance for loan losses                378,528       405,528
                                                               ------------   -----------
                     Net impaired loans                         $2,013,766    $2,502,587
                                                               ===========    ==========

The average recorded investment in impaired loans and the interest income recognized on such loans were as follows:


                                                                      Three Months Ended
                                                                          March 31,
                                                                  -----------------------
                                                                     1995         1996
                                                                  -----------  ----------
     Average recorded investment                                  $  823,329   $2,560,484
     Interest income recognized                                         -           9,769


                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              THREE MONTH SUMMARY

     The first three months of 1996 resulted in increased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1995. Net income increased $28,929, or 2.44%, to $1,216,174 for the first three months of 1996 from $1,187,245 for the same period in 1995. Net income per share remained the same at $.37. Increases of $88,458 in net interest income and $17,055 in other income and a decrease of $75,505 in other expenses more than offset an increase in income tax expense of $151,118.

     The Company's annualized return on average assets and average stockholders' equity for the first three months of 1996 were 1.39% and 14.95%, respectively, compared to 1.46% and 17.59%, respectively, for the same period in 1995.



                             RESULTS OF OPERATIONS

     Total interest income increased $505,058, or 8.87% to $6,201,915 for the three months ended March 31, 1996, when compared to $5,696,857 for the same period in 1995. The overall increase in this category was a result of increases of $370,817 or 9.74% in interest earned on the loan portfolio, $130,193 or 352.61% in interest earned on federal funds sold, and $4,048 or .22% in interest earned on the securities portfolio.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $14.5 million. The increase in interest income on federal funds sold was attributable to an increase in average balances of $10.4 million which more than offset a 144 basis point decrease in yield. The slight increase in interest income on securities was attributable to a $1.8 million increase in average balances, which offset a

7 basis point decrease in yield.

     Interest expense on deposits increased $429,918 or 21.50% to $2,429,198 for the first quarter of 1996 compared to $1,999,280 for the same period in 1995. This increase is attributable to a 43 basis point increase in the average rate paid on interest-bearing deposits along with an increase of $16.4 million in average balances. Total interest expense increased $416,600 or 20.70%, reflecting the aforementioned deposit factors along with $13,318 in interest expense incurred in the first quarter of 1995 on federal funds purchased.

     Net interest income increased $88,458 or 2.40% to $3,772,717 for the first three months of 1996 from $3,684,259 for the same period in 1995, primarily as the result of increased balances of net earning assets, which more than offset a 43 basis point decrease in net interest margin. The annualized net interest margin (the average yield on interest earning assets, less the average cost of interest-bearing liabilities) decreased from 4.19% to 3.76%. While the average yield on earning assets remained the same at 7.58%, the average rate paid on interest-bearing liabilities increased 43 basis points from 3.39% to 3.82%.

     The provision for loan losses remained virtually unchanged at $35,087 for the three months ended March 31, 1996, as compared with $34,116 for the same prior year period. During the first quarter of 1996, the Company charged off loans of $12,856 and recovered $12,769 in previously charged off loans compared to $22,285 and $8,169, respectively, during the same period in 1995. The allowance for loan losses at March 31, 1996, was 1.53% of total loans, compared to 1.53% at December 31, 1995, and 1.69% at March 31, 1995. The Company believes, based on management's ongoing review of loan quality, economic condition, loss experience, and loan growth, that the allowance for loan losses is adequate.

     The following table sets forth for the three months ending March 31, 1996 and 1995, and for each of the years in the five years ended December 31, 1995, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:


                                              THREE  MONTHS  ENDED
                                         ----------------------------------------------------------------------
                                         March 31,                   YEAR  ENDED  DECEMBER 31,
                                                               --------------------------------------
                                            1996       1995      1995      1994      1993      1992      1991
                                         ----------  --------  --------  --------  --------  --------  --------
                                                                 (Dollars in Thousands)
Balance of allowance at beginning
   of period...........................     $2,910    $3,000    $3,000    $3,000    $2,450    $2,035    $1,400
                                            ------    ------    ------    ------    ------    ------    ------
Charge-offs:
   Commercial..........................          3        --       114       234        57       256       267
   Installment.........................         10         8        33        85       107        87        89
   Mortgage............................         --        14       217        23        35        45        --
                                            ------    ------    ------    ------    ------    ------    ------
      Total charge-offs................         13        22       364       342       199       388       356
                                            ------    ------    ------    ------    ------    ------    ------
Recoveries:
   Commercial..........................          6         4       108        69        13         1         9
   Installment.........................          7         4        37        48        41        13        27
                                            ------    ------    ------    ------    ------    ------    ------
      Total recoveries.................         13         8       145       117        54        14        36
                                            ------    ------    ------    ------    ------    ------    ------
Net charge-offs........................         --        14       219       225       145       374       320
                                            ------    ------    ------    ------    ------    ------    ------
Provision for loan losses..............         35        34       129       225       695       789       955
                                            ------    ------    ------    ------    ------    ------    ------
Balance of allowance at end of period..     $2,945    $3,020    $2,910    $3,000    $3,000    $2,450    $2,035
                                            ======    ======    ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding...................         --%      .01%      .12%      .14%      .11%      .34%      .32%
Balance of allowance at end of period
   as a percent of loans...............       1.53%     1.69%     1.53%     1.71%     2.01%     2.02%     1.94%


     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("Statement") Nos. 114 ("Accounting by Creditors for Impairment of a Loan") and 118 ("Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures") as required by generally accepted accounting principles. See Note 6 of the Notes to Consolidated Financial Statements. In doing so, the Company has identified loans for which the provisions of these pronouncements apply and has established criteria to determine whether such loans are impaired. Statement No. 114 provides that the provisions of such Statement are not applicable to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Accordingly, management has determined that Statement Nos. 114 and 118 do not apply to the following groups of smaller-balance homogeneous loans:

                CATEGORY                          INVESTMENT
                --------                          ----------

          Mortgage:  Residential           $350,000 or less
          Mortgage:  Non-Residential        200,000 or less
          Commercial:  Unsecured             75,000 or less
          Commercial:  Secured              200,000 or less
          Consumer                             All loans
          Home Equity                       100,000 or less

     A loan evaluated under Statement No. 114 is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant delay, which is defined as up to 90 days by the Company, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Company does not aggregate such loans for evaluation purposes.

     The Company's policy concerning non-accrual loans states that loans are placed on a non-accrual status when payments are 90 days delinquent or more, unless the asset is both well secured and in the process of collection. Therefore, a loan will be considered to be impaired when it is 90 days delinquent and it exceeds the balance guidelines for Statement No. 114 non-
           ---
applicability stated above. It is, therefore, possible for a loan to be on non-accrual status and not be impaired if the balance falls within the above stated guidelines.

     Statement No. 114 also requires that loans renegotiated as part of a troubled debt restructuring be classified as impaired and measured for impairment by discounting the total expected cash flow under the renegotiated terms at the loan's original effective interest rate. This requirement applies only to loans renegotiated on or after the effective date of Statement No. 114.

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

     As of March 31, 1996, based on the above criteria, the Company classified four commercial loans, totalling $1,291,344, and five renegotiated mortgage loans, totalling $1,616,772, as impaired. The impairment of these loans is measured using the present value of future cash flows for the five renegotiated loans and is based on the fair value of the underlying collateral for the remaining four commercial loans. Based upon such evaluation of these impaired loans, $405,528 has been allocated to the allowance for loan losses.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1995) as of March 31, 1996, and as of December 31 of each of the last five years:


                                  March 31,                  DECEMBER 31,
                                  ---------  -------------------------------------------
                                    1996      1995     1994     1993     1992     1991
                                  ---------  -------  -------  -------  -------  -------
                                                      (In Thousands)

Non-accrual loans...............     $1,393   $1,545   $1,501   $  483   $  213   $1,124
Past due loans..................      2,205       59      554    2,934    3,714    1,223
Renegotiated loans..............      1,027    2,325    1,740    2,366       --       --
                                     ------   ------   ------   ------   ------   ------
   Total non-accrual, past due
      and renegotiated loans          4,625    3,929    3,795    5,783    3,927    2,347
Other real estate owned.........        103      255      629      458       --       --
                                     ------   ------   ------   ------   ------   ------
   Total........................     $4,728   $4,184   $4,424   $6,241   $3,927   $2,347
                                     ======   ======   ======   ======   ======   ======


     Included in the above schedule at March 31, 1996, are three non-accrual commercial loans, totalling $751,941, one commercial loan and one mortgage loan past due over 90 days, totalling $1,687,554, and four renegotiated loans, totalling $468,621, which represents all loans categorized as impaired. Therefore, Statement No. 114 has no impact on the comparability of data in the above credit risk table.

     At March 31, 1996, non-accrual loans totaled $1,393,443, a decrease of $151,090 compared to December 31, 1995. This net change is primarily the result of the addition of one commercial loan, which was previously included in the restructured loan category, along with the removal of three commercial loans and one home equity loan. Of the total non-accrual loans at March 31, 1996, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At March 31, 1996, loans past due 90 days or more and still accruing totalled $2,205,363, an increase of $2,145,502 compared to December 31, 1995. This net change is primarily the result of the addition of three commercial loans and one mortgage loan, which are past due minimally over 90 days and expected to be resolved within the next quarter, and one renegotiated mortgage loan becoming past due over 90 days. At March 31, 1996, renegotiated loans totalled $1,026,472, a decrease of $1,298,608 compared to December 31, 1995. This net change is primarily the result of the previously noted renegotiated commercial loan being placed in the non-accrual category and the previously noted renegotiated mortgage loan becoming past due over 90 days.

     Other income increased $17,055 or 3.51% to $502,996 for the first three months of 1996 from $485,941 for the same period in 1995.

     Other expenses decreased by $75,505 or 3.06% to $2,392,233 for the first three months of 1996 from $2,467,738 for the same period in 1995. Salaries and benefits decreased by $26,028 or 1.93%. While salaries increased by $36,179 or 3.64% due to normal salary increases, benefit expense decreased by $62,207 or 20.26% as the Company has realized a cost reduction due to a change in health insurance plans. Occupancy expense increased $62,670 or 25.11%. This was primarily the result of an increase of $38,654 or 57.38% in building maintenance, which was the result of higher costs associated with the harsh winter, as compared to the mild winter in 1995. The increase of $8,157 or 3.63% in furniture and fixtures expense is primarily the result of higher depreciation expenses due to asset additions at the Company's thirteen offices. Other expenses decreased $120,304 or 18.75%. Significant sources of changes in other expenses included FDIC Insurance expense, which totalled the statutory minimum of $500 in 1996 as compared to $187,429 in 1995, and other real estate owned expense, which totalled $59,226 in 1996 as compared to no expense in 1995. The 1996 expense was predominantly due to the payment of prior year real estate taxes for a property which was maintained in other real estate owned.

     Income tax expense increased $151,118 or 31.41% to $632,219 for the first three months of 1996 from $481,101 for the same period in 1995. $70,437 of this increase relates to the recording of a $4,330 expense of prior year taxes in 1996, as compared to a $66,107 income tax credit recorded in 1995, relating to an overpayment of federal taxes in 1994. The remainder of the increase in income tax expense was due to higher pre-tax earnings.

                              FINANCIAL CONDITION

     The Company's total assets decreased $5.1 million or 1.42% from December 31, 1995, to March 31, 1996. A $3.5 million decrease in cash and cash equivalents and a $4.1 million decrease in the Company's securities portfolio more than offset a $2.0 million increase in the loan portfolio. The decrease in cash and cash equivalents resulted primarily from a $6.4 million decrease in deposits as well as cash dividend payments of $.4 million.

     At March 31, 1996, the Company's securities portfolio of $121.9 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value. Unrealized gains and losses of $1,456,000 and $122,000, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at March 31, 1996, is to increase stockholders' equity by $797,000. Securities held to maturity continue to be carried at historical cost and, at March 31, 1996, contain unrealized gains and losses of $403,000 and $143,000, respectively. For the entire securities portfolio, net unrealized gains stand at $1,594,000 at March 31, 1996, as compared with a $2,639,000 net unrealized gain at

December 31, 1995. Such decline is a reflection of the increase in market interest rates experienced during the first three months of 1996 and its effect on debt security market values.

     See notes 4 and 5 of the Notes to Consolidated Financial Statements.

     Total deposits decreased $6.4 million or 1.95% from December 31, 1995, to March 31, 1996. This was primarily due to a decrease of $6.5 million in non-interest bearing demand deposits. Time deposits at March 31, 1996, represented 31.68% of total deposits as compared to 30.64% at December 31, 1995.

     Stockholders' equity increased $734,000 or 2.29% as net income of $1.2 million and $338,000 in dividend reinvestments were partially offset by dividends paid to stockholders of $423,000 and a $397,000 decrease in the equity component related to available for sale securities.

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

     The following table reflects the Company's capital ratios as of March 31, 1996.



                                                  AMOUNT   RATIO
                                                  (In Thousands)
RISK-BASED CAPITAL RATIOS:
Actual Tier I Capital                             $31,977  17.33%
Tier I Capital minimum amount                       7,381   4.00%
                                                  -------  -----
Excess                                            $24,596  13.33%
                                                  =======  =====


Actual Combined Tier I and Tier II Capital        $34,291  18.58%
Combined Tier I and Tier II Capital minimum
   requirement                                     14.762   8.00%
                                                  -------  -----
Excess                                            $19,529  10.58%
                                                  =======  =====

                                                  AMOUNT   RATIO

LEVERAGE RATIO:
Actual Tier I Capital to average first quarter
   assets                                         $31,977   9.11%
Minimum leverage target*                          *        *
                                                  -------  -----
Excess                                            $   *    * %
                                                  =======  =====


* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of March 31, 1996.

                          PART II  OTHER  INFORMATION




Item 1           Legal Proceedings         Not Applicable

Item 2    Change in Securities             Not Applicable

Item 3    Defaults Upon Senior Securities  Not Applicable

Item 5    Other Information                Not Applicable

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b) Current Reports on Form 8-K Filed During The Quarter Ended March 31, 1996: None

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Lakeland Bancorp, Inc.
                                    ----------------------------------
                                               (Registrant)


                                         /s/ Arthur L. Zande
                                    ----------------------------------
                                             Arthur L. Zande
                                        Executive Vice President
                                        (Chief Executive Officer)


                                        /s/ William J. Eckhardt
                                    ----------------------------------
                                            William J. Eckhardt
                                       Vice President and Treasurer
                                        (Chief Financial Officer)

 May 9, 1996
- -------------
    Date