Form 10-Q
period 1996-06-30
LAKELAND BANCORP INC
filed 1996-08-08
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________TO
       _________________________ .


Commission File Number      33-27312
                       __________________

                            Lakeland Bancorp, Inc.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)


         New Jersey                                        22-2953275
_______________________________                        ____________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


        250 Oak Ridge Road, Oak Ridge, New Jersey            07438-8906
________________________________________________________________________________
(Address of principal executive offices)                      (Zip Code)


        (201) 697-2000
________________________________________________________________________________
(Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   X              No _______
                           ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:



As of June 30, 1996, 3,275,149 common shares, $2.50 par value, were outstanding.

                            LAKELAND BANCORP, INC.

                                     INDEX


                                                                          Page
                                                                         Number
                                                                         ------

Part I.           Financial Information                                     1


        Item 1.   Financial Statements

                  Consolidated Statements of Condition as of
                   December 31, 1995 and June 30, 1996 (Unaudited)          2


                  Consolidated Statements of Income for the Three and
                   Six Months Ended June 30, 1995 and 1996 (Unaudited)      3


                  Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 1995 and 1996 (Unaudited)    4 - 5


                  Notes to Consolidated Financial Statements              6 - 10



        Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         11 - 19



Part II.          Other Information


        Item 6.   Exhibits and Reports on Form 8-K                          20


        Signatures                                                          21

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

        The results of operations for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

                                         LAKELAND BANCORP INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CONDITION
                                 ------------------------------------
                                              (Unaudited)



                                                                       December 31,     June 30,
            ASSETS                                                         1995           1996
            ------                                                     ------------    -----------
            Cash and due from banks                                    $ 16,448,253   $ 18,910,919
            Federal funds sold                                           17,325,000      3,300,000
                                                                       ------------   ------------
                  Cash and cash equivalents                              33,773,253     22,210,919

            Securities available for sale, at estimated fair value       79,197,499     77,088,381
            Securities held to maturity, estimated fair value of
             $47,416,000 in 1995 and $46,933,000 in 1996                 46,774,150     47,132,732
            Loans, net                                                  187,812,123    203,246,287
            Premises and equipment, net                                   8,170,123      8,595,418
            Accrued interest receivable                                   3,626,861      3,652,702
            Other assets                                                  1,307,159      1,656,032
                                                                       ------------   ------------
                  Total assets                                         $360,661,168   $363,582,471
                                                                       ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
            Liabilities
            -----------
            Deposits:
               Non-interest-bearing demand                             $ 62,590,393   $ 61,867,270
               Savings and interest-bearing demand                      162,567,499    163,530,176
               Club accounts                                              2,306,027      2,963,601
               Time                                                      86,398,671     88,383,071
               Time of $100,000 and over                                 14,079,311     12,681,837
                                                                       ------------   ------------
                  Total deposits                                        327,941,901    329,425,955

            Other liabilities                                               679,446        587,483
                                                                       ------------   ------------
                  Total liabilities                                     328,621,347    330,013,438
                                                                       ------------   ------------
            Stockholders' equity
            --------------------
            Common stock (par value $2.50 per share):
               Authorized 6,912,568 shares
                in 1995 and 1996; issued and
                outstanding 3,246,954 in 1995
                and 3,275,149 in 1996                                     8,117,385      8,187,873
            Surplus                                                      16,551,493     17,057,155
            Undivided profits                                             6,176,754      7,843,178
            Unrealized gain on
             securities available for sale, net                           1,194,189        480,827
                                                                       ------------   ------------
                  Total stockholders' equity                             32,039,821     33,569,033
                                                                       ------------   ------------
                  Total liabilities and stockholders' equity           $360,661,168   $363,582,471
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

                                        LAKELAND BANCORP, INC.
                                           AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                   ---------------------------------
                                              (Unaudited)



                                                   Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                   ------------------         -----------------
                                                    1995         1996         1995         1996
                                                   ------------------         -----------------
            INTEREST INCOME:
               Loans and fees                    $ 3,916,340  $ 4,347,514  $ 7,723,209  $ 8,525,200
               Federal funds sold                    164,848      157,352      201,771      324,468
               Securities:
                  U.S. Treasury                    1,101,624      958,374    2,214,271    1,938,875
                  U.S. Government agencies           372,485      537,901      762,254    1,072,745
                  State and                      --------------------------------------------------
                   political subdivisions            204,109      198,684      426,153      402,742
                  Other                              132,616      145,202      261,221      282,912

                     Total interest income         5,892,022    6,345,027   11,588,879   12,546,942
                                                 --------------------------------------------------
            INTEREST EXPENSE:
               Deposits                            2,282,770    2,405,127    4,282,050    4,834,325
               Borrowed money                           -            -          13,318         -
                                                  --------------------------------------------------
                    Total interest expense        2,282,770    2,405,127    4,295,368    4,834,325
                                                  --------------------------------------------------
                  Net interest income              3,609,252    3,939,900    7,293,511    7,712,617

            PROVISION FOR LOAN LOSSES                (25,336)      83,908        8,780      118,995
                     Net interest income after    --------------------------------------------------
                      provision for loan losses    3,634,588    3,855,992    7,284,731    7,593,622
                                                  --------------------------------------------------
            OTHER INCOME:
               Service charges
                on deposit accounts                  393,907      438,343      786,160      861,505
               Other income                           69,299      100,419      151,796      180,026
               Gains (losses) on sales and calls
                of securities available for sale        (176)        -          11,015          (98)
               Gains on calls of
                securities held to maturity               90         -              90          325
                                                    ------------------------------------------------
                     Total other income              463,120      538,762      949,061    1,041,758
                                                    ------------------------------------------------
            OTHER EXPENSES:
               Salaries and benefits               1,352,996    1,412,430    2,704,647    2,738,053
               Occupancy expense, net                252,134      277,412      501,701      589,649
               Furniture and equipment               220,414      195,443      445,212      428,398
               Other                                 595,296      534,399    1,237,018    1,055,817
                                                   ------------------------------------------------
                     Total other expense           2,420,840    2,419,684    4,888,578    4,811,917
                                                   ------------------------------------------------
            INCOME BEFORE INCOME TAXES             1,676,868    1,975,070    3,345,214    3,823,463
            INCOME TAXES                             560,147      676,839    1,041,248    1,309,058
                                                   ------------------------------------------------
            NET INCOME                           $ 1,116,721  $ 1,298,231  $ 2,303,966  $ 2,514,405
                                                  =================================================

            Net income per common share             $  .35       $  .40       $  .72       $  .77
                                                    ===============================================

            Weighted average
             number of shares outstanding          3,221,292    3,271,946    3,216,574    3,265,494
                                                   ================================================

         See accompanying notes to consolidated financial statements.
                                     - 3 -

                                        LAKELAND BANCORP, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                              (Unaudited)



                                                                                               Six Months Ended June 30,
                                                                                               -------------------------
                                                                                                  1995           1996
                                                                                               -------------------------
               Cash flows from operating activities:
                  Net income                                                                  $  2,303,966   $  2,514,405
                  Adjustments to reconcile net income to
                   net cash provided by operating activities:
                     Net amortization of premiums and discounts on securities                      911,133        703,302
                     Amortization of unearned interest and deferred loan costs and fees             39,292         41,106
                     Depreciation and amortization of premises and equipment                       438,761        418,230
                     Provision for loan losses                                                       8,780        118,995
                     (Gain) loss on sales and calls of securities available for sale               (11,015)            98
                     Gain from calls of securities held to maturity                                    (90)          (325)
                     Decrease (increase) in accrued interest receivable                            202,109        (25,841)
                     (Increase) in other assets                                                   (440,269)       (21,740)
                     Increase (decrease) in other liabilities                                      268,028        (91,963)
                                                                                              -------------   -----------
                        Net cash provided by operating activities                                3,720,695      3,656,267
                                                                                              -------------   -----------
               Cash flows from investing activities:
                  Proceeds from repayments and maturities of securities available for sale      11,351,079     13,758,599
                  Proceeds from sales of securities available for sale                           5,086,032           -
                  Proceeds from calls of securities available for sale                             500,000      2,999,902
                  Purchases of securities available for sale                                    (8,923,707)   (16,260,068)
                  Proceeds from repayments and maturities of securities held to maturity         6,452,103      7,509,801
                  Proceeds from calls of securities held to maturity                               100,000        900,000
                  Purchases of securities held to maturity                                      (8,077,161)    (9,053,437)
                  Net increase in loans receivable                                              (5,792,308)   (15,712,152)
                  Loan recoveries                                                                  119,318         14,667
                  Additions to premises and equipment, net                                        (176,821)      (843,525)
                  Proceeds from sales of real estate owned                                          13,854        255,389
                                                                                              -------------   -----------
                        Net cash provided by (used in) investing activities                        652,389    (16,430,824)
                                                                                              -------------   -----------
               Cash flows from financing activities:
                  Net increase in deposits                                                       5,505,492      1,484,054
                  Proceeds from sale of common stock                                               277,200        576,150
                  Cash dividends paid on common stock                                             (764,666)      (847,981)
                                                                                              -------------   -----------
                        Net cash provided by financing activities                                5,018,026      1,212,223
                                                                                              -------------   -----------
               Net (decrease) increase in cash and cash equivalents                              9,391,110    (11,562,334)
               Cash and cash equivalents - beginning                                            17,511,222     33,773,253
                                                                                              -------------   -----------
               Cash and cash equivalents - ending                                             $ 26,902,332   $ 22,210,919
                                                                                              =============   ===========

         See accompanying notes to consolidated financial statements.

                                        LAKELAND BANCORP, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                              (Unaudited)



                                                                                               Six Months Ended June 30,
                                                                                               -------------------------
                                                                                                  1995           1996
                                                                                               -------------------------
               Supplemental disclosures of cash flow information:
                  Cash paid during the six month period for:
                     Income taxes (federal and state)                                         $  1,117,625   $  1,261,080
                     Interest                                                                    4,025,835      4,860,371


               Supplemental schedule of noncash investing and financing activities:
                  Unrealized gain (loss) on securities
                   available for sale, net of deferred income taxes                           $  1,452,724   $    479,302
                  Charge off of loans receivable to allowance for loan losses                       28,098         93,662
                  Transfer of loans receivable to real estate owned                                 70,254        103,220
                  Loan to facilitate the sale of real estate owned                                 148,750           -
                  Stock dividend                                                                 2,457,472           -












         See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  BASIS OF PRESENTATION
- -------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to Lakeland Bancorp, Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1995, for information regarding the Corporation's audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year.



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

                             LAKELAND BANCORP INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



3.  NEW ACCOUNTING STANDARDS (Cont'd.)
- --------------------------------------

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



4.  SECURITIES AVAILABLE FOR SALE
- ---------------------------------



                                                    December 31, 1995
                                    --------------------------------------------
                                    Amortized     Gross Unrealized      Carrying
                                                  ----------------
                                      Cost        Gains      Losses       Value
                                    --------------------------------------------
U.S. Treasury                      $35,579,991  $  494,926  $   24,573  $36,050,344
U.S. Government agencies            19,762,429     190,384        -      19,952,813
States and political subdivisions   16,168,610     363,572      60,684   16,471,498
Other debt securities                4,485,032      39,005      38,830    4,485,207
Equity security                      1,204,882   1,032,755        -       2,237,637
                                    ------------------------------------------------
                                   $77,200,944  $2,120,642  $  124,087  $79,197,499
                                   =================================================


                                                       June 30, 1996
                                    ---------------------------------------------
                                    Amortized      Gross Unrealized      Carrying
                                                   -----------------
                                      Cost          Gains     Losses       Value
                                    ----------------------------------------------
U.S. Treasury                      $31,790,175  $  136,210  $   35,041  $31,891,344
U.S. Government agencies            20,663,818      19,882     262,325   20,421,375
States and political subdivisions   17,455,596      62,616      59,948   17,458,264
Other debt securities                5,170,019      12,811      17,007    5,165,823
Equity security                      1,204,882     946,693        -       2,151,575
                                   -------------------------------------------------
                                   $76,284,490  $1,178,212  $  374,321  $77,088,381
                                   =================================================

                                         LAKELAND BANCORP INC.
                                           AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              -------------------------------------------


4.  SECURITIES AVAILABLE FOR SALE (Cont'd.)

The following is a summary of securities available for sale by maturity:

                                                  December 31, 1995             June 30, 1996
                                              ----------------------------------------------------
                                               Amortized     Carrying      Amortized     Carrying
                                                 Cost          Value         Cost          Value
                                              ----------------------------------------------------
               Due in one year or less        $29,443,072   $29,693,695   $29,376,992   $29,325,583
               Due after one year
                through five years             46,512,990    47,226,167    45,667,616    45,576,223
               Due after five years
                through ten years                  25,000        25,000        25,000        25,000
               Due after ten years                 15,000        15,000        10,000        10,000
               Equity security                  1,204,882     2,237,637     1,204,882     2,151,575
                                              -----------------------------------------------------
                                              $77,200,944   $79,197,499   $76,284,490   $77,088,381
                                              =====================================================


5.  SECURITIES HELD TO MATURITY


                                                                  December 31, 1995
                                                ----------------------------------------------------
                                                  Carrying       Gross Unrealized        Estimated
                                                                 ----------------
                                                   Value        Gains        Losses     Fair Value
                                                ----------------------------------------------------
            U.S. Treasury                       $29,618,315   $  363,177   $      461   $29,981,031
            U.S. Government agencies             12,443,474      234,035          790    12,676,719
            States and political subdivisions     1,245,975       35,815        2,720     1,279,070
            Other debt securities                 3,466,386       15,384        2,261     3,479,509
                                                ---------------------------------------------------
                                                $46,774,150   $  648,411   $    6,232   $47,416,329
                                                ===================================================

                                                                  June 30, 1996
                                               -------------------------------------------------------
                                                  Carrying       Gross Unrealized        Estimated
                                                                 ----------------
                                                    Value       Gains        Losses      Fair Value
                                               -------------------------------------------------------
            U.S. Treasury                       $29,591,205   $   86,177   $  206,585   $29,470,797
            U.S. Government agencies             12,609,046       72,383      140,023    12,541,406
            States and political subdivisions     1,488,389        7,377        5,322     1,490,444
            Other debt securities                 3,444,092          811       14,423     3,430,480
                                                ------------------------------------------------------
                                                $47,132,732   $  166,748   $  366,353   $46,933,127
                                                ======================================================

                                         LAKELAND BANCORP INC.
                                           AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------------------------------


5.  SECURITIES HELD TO MATURITY (Cont'd.)
- -----------------------------------------

A summary of securities held to maturity by maturity follows:




                                               December 31, 1995               June 30,
                                           -----------------------------------------------------
                                            Carrying      Estimated     Carrying      Estimated
                                              Value       Fair Value      Value       Fair Value
                                           -----------------------------------------------------
               Due in one year or less     $13,447,140   $13,582,192   $13,616,188   $13,585,843
               Due after one year
                through five years          33,127,010    33,632,199    33,316,544    33,149,659
               Due after ten years             200,000       201,938       200,000       197,625
                                           -----------------------------------------------------
                                           $46,774,150   $47,416,329   $47,132,732   $46,933,127
                                           =====================================================


6.  LOANS, NET
- --------------


                                                                      December 31,    June 30,
                                                                         1995           1996
                                                                     ---------------------------
            Loans                                                    $190,814,088   $206,253,176
            Less:  Unearned income                                        (91,965)       (56,889)
                   Allowance for loan losses                           (2,910,000)    (2,950,000)

                                                                     $187,812,123   $203,246,287
                                                                     ============================


A summary of the activity in the allowance for loan losses is as follows:



                                                                               Six Months
                                                                             Ended June 30,
                                                                         ----------------------
                                                                            1995         1996
                                                                         -----------------------
               Balance - beginning                                       $3,000,000   $2,910,000
               Provisions charged to operations                               8,780      118,995
               Loans charged off                                            (28,098)     (93,662)
               Recoveries of loans previously charged off                   119,318       14,667
                                                                         ------------------------

               Balance - ending                                          $3,100,000   $2,950,000
                                                                         ========================


                                        LAKELAND BANCORP, INC.
                                           AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------------------------------


6.  LOANS, NET (Cont'd.)

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:



                                                               December 31,    June 30,
                                                                   1995          1996
                                                               -------------------------
               Recorded investment in impaired loans:
                  With recorded allowances                      $1,920,196    $2,153,159
                  Without recorded allowances                      472,098       464,874
                                                                ------------------------
                     Total impaired loans                        2,392,294     2,618,033

                  Related allowance for loan losses                378,528       537,444
                                                                ------------------------
                     Net impaired loans                         $2,013,766    $2,080,589
                                                                ========================

The average recorded investment in impaired loans and the interest income recognized on such loans were as follows:



                                                                    Six Months Ended
                                                                        June 30,
                                                                    -----------------
                                                                    1995         1996
                                                                    -----------------
               Average recorded investment                       $  962,770   $2,661,779
               Interest income recognized                              -          61,737

                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              THREE MONTH SUMMARY

     The second quarter of 1996 resulted in increased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1995. Net income increased $181,510, or 16.25%, to $1,298,231 for the second three months of 1996 from $1,116,721 for the same period in 1995. Net income per share increased $.05 or 14.29%. Increases of $330,648 in net interest income and $75,642 in other income more than offset increases in income tax expense of $116,692 and $109,244 in the provision for loan losses.
     The Company's annualized return on average assets and average stockholders' equity for the second three months of 1996 were 1.44% and 15.64%, respectively, compared to 1.31% and 15.57%, respectively, for the same period in 1995.



                             RESULTS OF OPERATIONS

     Total interest income increased $453,005, or 7.69% to $6,345,027 for the three months ended June 30, 1996, when compared to $5,892,022 for the same period in 1995. The overall increase in this category was a result of increases of $431,174 or 11.01% in interest earned on the loan portfolio and $29,327 or 1.62% in interest earned on the securities portfolio, which was partially offset by a decrease in interest earned on federal funds sold of $7,496 or 4.55%.
     The increase in interest income on loans was primarily attributable to an increase in average balances of $19.1 million. The slight increase in interest income on securities was attributable to a $589,000 increase in average balances, along with a 6 basis point increase in yield. The slight decrease in interest income on federal funds sold was attributable to a 67 basis point decrease in yield, offset in part by an increase in average balances of $650,000.
     Interest expense on deposits increased $122,357 or 5.36% to $2,405,127 for the second quarter of 1996 compared to $2,282,770 for the same period in 1995. This increase is attributable to an increase of $14.3 million in average balances.
     Net interest income increased $330,648 or 9.16% to $3,939,900 for the second three months of 1996 from $3,609,252 for the same period in 1995, primarily as the result of increased balances of net earning assets, along with a 9 basis point increase in net interest margin. The annualized net interest margin (the average yield on interest-earning assets, less the average cost of interest-bearing liabilities) increased from 3.89% to 3.98%. While the average yield on earning assets increased 7 basis points from 7.56% to 7.63%, the average rate paid on interest-bearing liabilities decreased 2 basis points from 3.67% to 3.65%.

     The provision for loan losses increased $109,244 to $83,908 for the three months ended June 30, 1996, as compared to a $25,336 credit balance for the same prior year period. During the second quarter of 1996, the Company charged off loans of $80,806 and recovered $1,898 in previously charged off loans compared to $5,813 and $111,149, respectively, during the same period in 1995. The allowance for loan losses at June 30, 1996, was 1.43% of total loans, compared to 1.53% at December 31, 1995, and 1.71% at June 30, 1995. The Company believes, based on management's ongoing review of loan quality, economic condition, loss experience, and loan growth, that the allowance for loan losses is adequate.
     The following table sets forth for the six months ending June 30, 1996 and 1995, and for each of the years in the five years ended December 31, 1995, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:



                                         SIX  MONTHS  ENDED
                                         ------------------
                                         June 30,                    YEAR  ENDED  DECEMBER 31,
                                                               --------------------------------------
                                           1996       1995       1995      1994      1993      1992      1991
                                         ---------  ---------  --------  --------  --------  --------  --------
                                                                             (Dollars in Thousands)
Balance of allowance at beginning
   of period...........................    $2,910    $3,000     $3,000    $3,000    $2,450    $2,035    $1,400
                                           ------    ------     ------    ------    ------    ------    ------
Charge-offs:
   Commercial..........................        70         2        114       234        57       256       267
   Installment.........................        24        14         33        85       107        87        89
   Mortgage............................        --        14        217        23        35        45        --
                                           ------    ------     ------    ------    ------    ------    ------
      Total charge-offs................        94        30        364       342       199       388       356
                                           ------    ------     ------    ------    ------    ------    ------
Recoveries:
   Commercial..........................         7       109        108        69        13         1         9
   Installment.........................         8        12         37        48        41        13        27
                                           ------    ------     ------    ------    ------    ------    ------
      Total recoveries.................        15       121        145       117        54        14        36
                                           ------    ------     ------    ------    ------    ------    ------
Net charge-offs.(recoveries)...........        79      <91>        219       225       145       374       320
                                           ------    ------     ------    ------    ------    ------    ------
Provision for loan losses..............       119         9        129       225       695       789       955
                                           ------    ------     ------    ------    ------    ------    ------
Balance of allowance at end of period..    $2,950    $3,100     $2,910    $3,000    $3,000    $2,450    $2,035
                                           ======    ======     ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding (1)...............       .08%     (.10%)      .12%      .14%      .11%      .34%      .32%
Balance of allowance at end of period
   as a percent of loans...............      1.43%     1.71%      1.53%     1.71%     2.01%     2.02%     1.94%

(1)  annualized for the six month periods ended June 30, 1996, and 1995.

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

     Statement No. 114 also requires that loans renegotiated as part of a troubled debt restructuring be classified as impaired and measured for impairment by discounting the total expected cash flow under the renegotiated terms at the loan's original effective interest rate. This requirement applies only to loans renegotiated on or after the effective date of Statement No. 114.
     Loans, or portions thereof, are charged-off when it is determined that a loss has occurred. Until such time, an allowance for loan loss is maintained for estimated losses. With regard to interest income recognition for payments received on impaired loans, as well as all non-accrual loans, the Company follows FDIC guidelines, which apply any payments to principal as long as there is doubt as to the collectibility of the loan balance.
     As of June 30, 1996, based on the above criteria, the Company classified three commercial loans, including one renegotiated loan of $1,471,990, totalling $2,153,159, and four renegotiated mortgage loans, totalling $464,874, as impaired. The impairment of these loans is measured using the present value of future cash flows for the four renegotiated loans and is based on the fair value of the underlying collateral for the remaining three commercial loans. Based upon such evaluation of these impaired loans, $537,444 has been allocated to the allowance for loan losses.
     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1995) as of June 30, 1996, and as of December 31 of each of the last five years:



                                  JUNE 30,                      DECEMBER 31,
                                  --------           ----------------------------------
                                    1996     1995     1994     1993     1992     1991
                                  --------  -------  -------  -------  -------  -------
                                                            (In Thousands)

Non-accrual loans...............    $  815   $1,545   $1,501   $  483   $  213   $1,124
Past due loans..................     1,704       59      554    2,934    3,714    1,223
Renegotiated loans..............     2,041    2,325    1,740    2,366       --       --
                                    ------   ------   ------   ------   ------   ------
   Total non-accrual, past due
      and renegotiated loans         4,560    3,929    3,795    5,783    3,927    2,347
Other real estate owned.........       103      255      629      458       --       --
                                    ------   ------   ------   ------   ------   ------
   Total........................    $4,663   $4,184   $4,424   $6,241   $3,927   $2,347
                                    ======   ======   ======   ======   ======   ======

     Included in the above schedule at June 30, 1996, is one non-accrual commercial loan, totalling $142,515, one commercial loan past due over 90 days, totalling $538,654, and five renegotiated loans, totalling $1,936,864, which represents all loans categorized as impaired. Therefore, Statement No. 114 has no impact on the comparability of data in the above credit risk table.
     At June 30, 1996, non-accrual loans totaled $815,411, a decrease of $578,032 compared to March 31, 1996. This net change is primarily the result of the reduction of one commercial loan, which has been renegotiated, and a payment on another commercial loan that is in litigation. Of the total non-accrual loans at June 30, 1996, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At June 30, 1996, loans past due 90 days or more and still accruing totalled $1,703,896, a decrease of $501,467 compared to March 31, 1996.

This net change is primarily the result of the addition of three commercial loans and two mortgage loans, which are past due minimally over 90 days and expected to be resolved within the next quarter, and the reduction of one mortgage loan, which has been renegotiated and one commercial loan, which has been making scheduled payments. At June 30, 1996, renegotiated loans totalled $2,040,576, an increase of $1,014,104 compared to March 31, 1996. This net change is primarily the result of the previously noted renegotiated loans being placed on an accrual status, partially offset by one renegotiated commercial loan, which has been paid in full.
     Other income increased $75,642 or 16.33% to $538,762 for the second three months of 1996 from $463,120 for the same period in 1995.
     Other expenses decreased by $1,156 or .05% to $2,419,684. Salaries and benefits increased by $59,434 or 4.39% due to normal salary increases.
Occupancy expense increased $25,278 or 10.03%. This was primarily the result of higher costs associated with operating the Company's thirteen offices. The decrease of $24,971 or 11.33% in furniture and fixtures expense is primarily the result of furniture and fixtures in the administrative building becoming fully depreciated in March of 1996. Other non-interest expenses decreased $60,897 or 10.23%. A significant source of change in other expenses is FDIC Insurance expense, which totalled the statutory minimum of $500 in 1996 as compared to $187,429 in 1995. Excluding the effect of the decrease in FDIC insurance expense, other non-interest expenses increased $126,532, largely due to increases in advertising, postage, and stationery and supplies expenses, aggregating $69,948 and reflecting increased marketing efforts.
     Income taxes for the second quarter of 1996 totalled $676,839 or 34.3% of income before income taxes, as compared to $560,147 or 33.4% in the comparable 1995 period.

                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                               SIX MONTH SUMMARY

     The first six months of 1996 resulted in increased earnings for the Company, when compared to the same period in 1995. Net income increased $210,439, or 9.13%, to $2,514,405 for the first six months of 1996 from $2,303,966 for the same period in 1995. Net income per share increased $.05 or 6.94%. Increases of $419,106 in net interest income and $92,697 in other income and a decrease of $76,661 in other expenses more than offset increases in income tax expense of $267,810 and the provision for loan losses of $110,215.
     The Company's annualized return on average assets and average stockholders' equity for the first six months of 1996 were 1.42% and 15.29%, respectively, compared to 1.40% and 16.56%, respectively, for the same period in 1995.



                             RESULTS OF OPERATIONS

     Total interest income increased $958,063, or 8.27% to $12,546,942 for the six months ended June 30, 1996, when compared to $11,588,879 for the same period in 1995. The overall increase in this category was a result of increases of $801,991 or 10.38% in interest earned on the loan portfolio, $122,697 or 60.81% in interest earned on federal funds sold, and $33,375 or .91% in interest earned on the securities portfolio.
     The increase in interest income on loans was primarily attributable to an increase in average balances of $17.3 million. The increase in interest income on federal funds sold was attributable to an increase in average balances of $5.6 million which more than offset a 81 basis point decrease in yield. The slight increase in interest income on securities was attributable to a $1.1 million increase in average balances.
     Interest expense on deposits increased $552,275 or 12.90% to $4,834,325 for the first six months of 1996 compared to $4,282,050 for the same period in 1995. This increase is attributable to a 21 basis point increase in the average rate paid on interest-bearing deposits along with an increase of $15.2 million in average balances. Total interest expense increased $538,957 or 12.55%, reflecting the aforementioned deposit factors along with $13,318 in interest expense incurred in the first quarter of 1995 on federal funds purchased.

     Net interest income increased $419,106 or 5.75% to $7,712,617 for the first six months of 1996 from $7,293,511 for the same period in 1995, primarily as the result of increased balances of net earning assets, which more than offset a 18 basis point decrease in net interest margin. The annualized net interest margin (the average yield on interest earning assets, less the average cost of interest-bearing liabilities) decreased from 4.02% to 3.84%. While the average yield on earning assets increased 3 basis points from 7.56% to 7.59%, the average rate paid on interest-bearing liabilities increased 21 basis points from 3.54% to 3.75%.
     Other income increased $92,697 or 9.77% to $1,041,758 for the first six months of 1996 from $949,061 for the same period in 1995. This was primarily the result of an increase of $75,345 or 9.58% in service charges on deposits.
     Other expenses decreased by $76,661 or 1.57% to $4,811,917 for the first six months of 1996 from $4,888,578 for the same period in 1995. Salaries and benefits increased by $33,406 or 1.24%. While salaries increased by $88,645 or 4.48% due to normal salary increases, benefit expense decreased by $55,239 or 7.59% as the Company has realized a cost reduction due to a change in health insurance plans. Occupancy expense increased $87,948 or 17.53%. This was primarily the result of an increase of $46,332 or 34.53% in building maintenance, which was the result of higher costs associated with the harsh 1996 winter, as compared to the mild winter in 1995. The decrease of $16,814 or 3.78% in furniture and fixtures expense is primarily the result of furniture and fixtures in the administration building becoming fully depreciated in March 1996. Other expenses decreased $181,201 or 14.65%. Significant sources of changes in other expenses included FDIC Insurance expense, which totalled the statutory minimum of $1,000 in 1996 as compared to $374,858 in 1995, and other real estate owned expense, which totalled $59,226 in 1996 as compared to no expense in 1995 and was predominantly due to the payment of prior year real estate taxes for a property which was maintained in other real estate owned. Exclusive of FDIC insurance and other real estate owned expenses, other expenses increased $133,432 due primarily to increased marketing expenses incurred in the second quarter, as previously discussed.
     Income tax expense increased $267,810 or 25.72% to $1,309,058 for the first six months of 1996 from $1,041,248 for the same period in 1995. $70,437 of this increase relates to the recording of a $4,330 expense of 1995 taxes in 1996, as compared to a $66,107 income tax credit recorded in 1995, relating to an overpayment of federal taxes in 1994. The remainder of the increase in income tax expense was due to higher pre-tax earnings.

                              FINANCIAL CONDITION

     The Company's total assets increased $2.9 million or .81% from December 31, 1995, to June 30, 1996. A $15.4 million increase in loans more than offset an $11.6 million decrease in cash and cash equivalents, and a $1.8 million decrease in the Company's securities portfolio. The 8.2% increase in the loan portfolio is the result of increased loan demand and was funded by the redeployment of amounts previously invested in federal funds.
     At June 30, 1996, the Company's securities portfolio of $124.2 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value.
Unrealized gains and losses of $1,178,000 and $374,000, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at June 30, 1996, is to increase stockholders' equity by $481,000. Securities held to maturity continue to be carried at historical cost and, at June 30, 1996, contain unrealized gains and losses of $167,000 and $366,000, respectively. For the entire securities portfolio, net unrealized gains stand at $604,000 at June 30, 1996, as compared with a $2,639,000 net unrealized gain at December 31, 1995. Such decline is a reflection of the increase in market interest rates experienced during the first six months of 1996 and its effect on debt security market values.
     See notes 4 and 5 of the Notes to Consolidated Financial Statements.
     Total deposits increased $1.5 million from December 31, 1995, to June 30, 1996. Time deposits at
June 30, 1996, represented 31.58% of total deposits as compared to 30.64% at December 31, 1995.
     Stockholders' equity increased $1.5 million or 4.77% as net income of $2.5 million and $576,000 in dividend reinvestments were partially offset by dividends paid to stockholders of $848,000 and a $713,000 decrease in the equity component related to available for sale securities.

CAPITAL  RESOURCES

     In March 1989, the FDIC adopted a risk-based capital policy statement which imposed a minimum capital standard on insured banks. The minimum ratio of risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is now 8%. At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for loan losses. The Federal Reserve Board adopted a similar risk-based capital guideline for the Company which is computed on a consolidated basis.
     In addition, the Federal Reserve Board has established leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.
     The following table reflects the Company's capital ratios as of June 30, 1996.



                                                  AMOUNT   RATIO
                                                  (In Thousands)

RISK-BASED CAPITAL RATIOS:
Actual Tier I Capital                             $33,088  17.04%
Tier I Capital minimum amount                       7,766   4.00%
                                                  -------  -----
Excess                                            $25,322  13.04%
                                                  =======  =====


Actual Combined Tier I and Tier II Capital        $35,521  18.30%
Combined Tier I and Tier II Capital minimum
   requirement                                     15,531   8.00%
                                                  -------  -----
Excess                                            $19,990  10.30%
                                                  =======  =====


                                                  AMOUNT   RATIO

LEVERAGE RATIO:
Actual Tier I Capital to average second quarter
   assets                                         $33,088   9.16%
Minimum leverage target*                             *       *
                                                  -------  -----
Excess                                            $  *       * %
                                                  =======  =====


* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of June 30, 1996.

                          PART II  OTHER  INFORMATION



Item 1           Legal Proceedings         Not Applicable

Item 2    Change in Securities             Not Applicable

Item 3    Defaults Upon Senior Securities  Not Applicable

Item 5    Other Information                Not Applicable

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b) Current Reports on Form 8-K Filed During The Quarter Ended June 30, 1996: None

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

August 7, 1996
- --------------
     Date