Form 10-Q
period 1996-09-30
LAKELAND BANCORP INC
filed 1996-11-08
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(MARK ONE)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 1996.

   _______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

   _______________________ TO _________________.


Commission File Number   33-27312
                         --------

                            Lakeland Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               New Jersey                                22-2953275
---------------------------------------------      ----------------------
(State or other jurisdiction of incorporation        (IRS Employer
or organization)                                   Identification Number)


    250 Oak Ridge Road, Oak  Ridge, New Jersey          07438-8906       .
 -------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

              (201) 697-2000                                             .
--------------------------------------------------------------------------
(Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X  Yes     No
                                 ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 1996, 3,287,709 common shares, $2.50 par value, were outstanding.

                             LAKELAND BANCORP, INC.
                                     INDEX


                                                                       PAGE
                                                                      NUMBER
                                                                      ------

Part I.      Financial Information                                       1

  Item 1.    Financial Statements

             Consolidated Statements of Condition as of
             December 31, 1995 and September 30, 1996 (Unaudited)        2

             Consolidated Statements of Income for the Three and
             Nine Months Ended September 30, 1995 and 1996
             (Unaudited)                                                 3

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1995 and 1996
             (Unaudited)                                             4 - 5

             Notes to Consolidated Financial Statements             6 - 10

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations           11-19

Part II.     Other Information

  Item 6.    Exhibits and Reports on Form 8-K                           20

  Signatures                                                            21

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

  The results of operations for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                      ------------------------------------
                                  (Unaudited)

ASSETS
------
                                                           December 31,  September 30,
                                                              1995          1996
                                                           -----------  ------------
Cash and due from banks                                   $ 16,448,253  $ 18,478,708
Federal funds sold                                          17,325,000     1,500,000
                                                          ------------  ------------

   Cash and cash equivalents                                33,773,253    19,978,708

Securities available for sale, at estimated fair value      79,197,499    69,753,066
Securities held to maturity, estimated fair value of
 $47,416,000 in 1995 and $48,171,000 in 1996                46,774,150    48,105,244
Loans, net                                                 187,812,123   214,827,173
Premises and equipment, net                                  8,170,123     9,001,432
Accrued interest receivable                                  3,626,861     3,557,070
Other assets                                                 1,307,159     1,259,125
                                                          ------------  ------------

   Total assets                                           $360,661,168  $366,481,818
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
-----------

Deposits:
   Non-interest-bearing demand                            $ 62,590,393  $ 65,112,262
   Savings and interest-bearing demand                     162,567,499   160,898,605
   Club accounts                                             2,306,027     3,422,662
   Time                                                     86,398,671    86,618,364
   Time of $100,000 and over                                14,079,311    14,646,110
                                                          ------------  ------------

          Total deposits                                   327,941,901   330,698,003

   Other liabilities                                           679,446       644,596
                                                          ------------  ------------

          Total liabilities                                328,621,347   331,342,599
                                                          ------------  ------------

Stockholders' equity
--------------------

Common stock (par value $2.50 per share):
   Authorized 6,912,568 shares in 1995 and 1996;
   issued and outstanding 3,246,954 in 1995
   and 3,287,709 in 1996                                     8,117,385     8,219,273
Surplus                                                     16,551,493    17,312,185
Undivided profits                                            6,176,754     8,782,601
Unrealized gain on securities available for sale, net        1,194,189       825,160
                                                          ------------  ------------

   Total stockholders' equity                               32,039,821    35,139,219
                                                          ------------  ------------

   Total liabilities and stockholders' equity             $360,661,168  $366,481,818
                                                          ============  ============

See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                      Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                  -------------------------  ------------------------
                                     1995           1996        1995          1996
                                  ---------     -----------  -----------  ------------
INTEREST INCOME:
  Loans and fees                  $4,035,342     $4,560,677  $11,758,551  $13,085,877
  Federal funds sold                 159,254         77,275      361,025      401,743
  Securities:
   U.S. Treasury                   1,081,880        912,097    3,296,151    2,850,972
   U.S. Government agencies          417,262        527,351    1,179,516    1,600,096
   States and political
    subdivisions                     209,749        200,716      635,902      603,458
   Other                             135,696        136,663      396,917      419,575
                                  ----------     ----------  -----------  -----------
     Total interest income         6,039,183      6,414,779   17,628,062   18,961,721
                                  ----------     ----------  -----------  -----------

INTEREST EXPENSE:
  Deposits                         2,389,330      2,413,288    6,671,380    7,247,613
  Borrowed money                           -              -       13,318           -
                                  ----------     ----------  -----------  -----------

     Total interest expense        2,389,330      2,413,288    6,684,698    7,247,613
                                  ----------     ----------  -----------  -----------

       Net interest income         3,649,853      4,001,491   10,943,364   11,714,108
PROVISION FOR LOAN LOSSES             98,685         50,096      107,465      169,091
                                  ----------     ----------  -----------  -----------
  Net interest income after
   provision for loan losses       3,551,168      3,951,395   10,835,899   11,545,017
                                  ----------     ----------  -----------  -----------

OTHER INCOME:
  Service charges on
   deposit accounts                  391,937        452,331    1,178,097    1,313,836
  Other income                        74,184         85,875      225,980      265,901
  Gains (losses) on sales
   and calls
   of securities available for
    sale                                   -          1,223       11,015        1,125
  Gains on calls of
   securities held
   to maturity                             -              -           90          325
                                  ----------     ----------  -----------  -----------
    Total other income               466,121        539,429    1,415,182    1,581,187
                                  ----------     ----------  -----------  -----------
OTHER EXPENSES:
  Salaries and benefits            1,324,116      1,375,983    4,028,763    4,114,036
  Occupancy expense, net             256,245        285,239      757,946      874,888
  Furniture and equipment            225,277        186,570      670,489      614,968
  Other                              374,542        565,619    1,611,560    1,621,436
                                  ----------     ----------  -----------  -----------

   Total other expense             2,180,180      2,413,411    7,068,758    7,225,328
                                  ----------     ----------  -----------  -----------
INCOME BEFORE INCOME TAXES         1,837,109      2,077,413    5,182,323    5,900,876

INCOME TAXES                         612,996        711,584    1,654,244    2,020,642
                                  ----------     ----------  -----------  -----------
NET INCOME                        $1,224,113     $1,365,829  $ 3,528,079  $ 3,880,234
                                  ==========     ==========  ===========  ===========

Net income per common share             $.38           $.42        $1.10        $1.19
                                  ==========     ==========  ===========  ===========
Weighted average  number of
  shares outstanding               3,229,542      3,283,962    3,220,944    3,271,695
                                  ==========     ==========  ===========  ===========

See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                                                 Nine Months Ended
                                                                                   September  30,
                                                                           ------------------------------
                                                                               1995             1996
                                                                           ------------      ------------
Cash flows from operating activities:
  Net income                                                               $  3,528,079      $  3,880,234
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Net amortization of premiums and discounts on securities                 1,311,390         1,016,340
     Amortization of unearned interest and deferred loan costs and fees          57,446            53,492
     Depreciation and amortization of premises and equipment                    658,283           605,548
     Provision for loan losses                                                  107,465           169,091
     Gain on sales and calls of securities available for sale                   (11,015)           (1,125)
     Gain from calls of securities held to maturity                                 (90)             (325)
     (Increase) decrease in accrued interest receivable                        (120,556)           69,791
     (Increase) decrease in other assets                                       (207,471)           40,592
     Increase (decrease) in other liabilities                                   389,503           (34,850)
                                                                            -----------      ------------

       Net cash provided by operating activities                              5,713,034         5,798,788
                                                                            -----------      ------------

Cash flows from investing activities:
  Proceeds from repayments and maturities on securities available for sale   14,891,641        17,711,465
  Proceeds from sales of securities available for sale                        5,086,032         4,017,037
  Proceeds from calls of securities available for sale                          500,000         2,999,902
  Purchases of securities available for sale                                (13,517,050)      (16,490,374)
  Proceeds from repayments and maturities of securities held to maturity      8,453,300        10,211,193
  Proceeds from calls of securities held to maturity                            100,000           900,000
  Purchases of securities held to maturity                                  (10,143,411)      (12,867,750)
  Proceeds from sale of student loans                                           303,281                 -
  Proceeds from sale of participation interest in loan                          400,000                 -
  Net increase in loans receivable                                          (12,255,711)      (27,362,683)
  Loan recoveries                                                               123,988            21,830
  Additions to premises and equipment                                          (385,758)       (1,436,857)
  Proceeds from sales of real estate owned                                       13,854           358,609
                                                                            -----------      ------------

              Net cash (used in) investing activities                        (6,429,834)      (21,937,628)
                                                                            -----------       -----------

Cash flows from financing activities:
  Net increase in deposits                                                    6,641,712        2,756,102
  Proceeds from sales of common stock                                           409,200          862,580
  Cash dividends paid on common stock                                        (1,167,847)      (1,274,387)
                                                                            -----------     ------------

            Net cash provided by financing activities                         5,883,065        2,344,295
                                                                            -----------     ------------

Net increase (decrease) in cash and cash equivalents                          5,166,265      (13,794,545)
Cash and cash equivalents - beginning                                        17,511,222       33,773,253
                                                                            -----------     ------------

Cash and cash equivalents  - ending                                        $ 22,677,487     $ 19,978,708
                                                                            ===========     ============

See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                               September  30,
                                                                        -------------------------
                                                                           1995           1996
                                                                        ----------     ----------
Supplemental disclosures of cash flow information:
  Cash paid during the nine month period for:
     Income taxes (federal and state)                                   $1,783,672     $2,079,080
     Interest                                                            6,353,103      7,264,367


Supplemental schedule of noncash investing and financing activities:
   Unrealized gain (loss) on securities
   available for sale, net of deferred income taxes                     $1,624,541      $(369,029)
   Charge off of loans receivable to allowance for loan losses             131,453        125,921
   Transfer of loans receivable to real estate owned                        70,254        103,220
   Loan to facilitate the sale of real estate owned                        148,750              -
   Stock dividend                                                        2,457,472              -


See accompanying notes to consolidated financial statements.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to Lakeland Bancorp, Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1995, for information regarding the Corporation's audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.  NET INCOME PER COMMON SHARE
-------------------------------

Net income per share of common stock is calculated based on the weighted average number of shares of common stock outstanding during the period. On September 13, 1995, the Corporation's Board of Directors authorized a 100% stock dividend, which was distributed on October 25, 1995. Per share amounts have been retroactively restated to give effect to this stock dividend.


3.  NEW ACCOUNTING STANDARDS
----------------------------

Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("Statement") No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The provisions of these statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value, and to all loans that are renegotiated in a troubled debt restructuring involving a modification of terms.

Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, except that loans renegotiated as part of a troubled debt restructuring subsequent to the adoption of Statements No. 114 and 118 must be measured for impairment by discounting the total expected cash flow under the renegotiated terms at each loan's original effective interest rate.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


3.  NEW ACCOUNTING STANDARDS (Cont'd)
----------------------------

A loan evaluated for impairment pursuant to Statement No. 114 is deemed to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined as up to 90 days by the Corporation, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Corporation expects to collect all amounts due, including interest accrued at the contractual interest rates for the period of delay. Thus a demand loan or other loan with no stated maturity is not impaired if the Corporation expects to collect all amounts due, including interest accrued at the contractual interest rate during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Corporation does not aggregate such loans for evaluation purposes.

Payments received on impaired loans are applied to principal, accrued interest receivable and interest income, in that order.

The adoption of Statements No. 114 and 118 did not have a material effect on the Corporation's consolidated financial condition or results of operations.


4.  SECURITIES AVAILABLE FOR SALE
---------------------------------

                                                          December 31, 1995
                                           ----------------------------------------------
                                                           Gross    Unrealized
                                           Amortized       -------------------  Carrying
                                             Cost          Gains      Losses     Value
                                          -----------   ----------  --------  -----------
U.S. Treasury                             $35,579,991   $  494,926  $ 24,573  $36,050,344
U.S. Government agencies                   19,762,429      190,384         -   19,952,813
States and political subdivisions          16,168,610      363,572    60,684   16,471,498
Other debt securities                       4,485,032       39,005    38,830    4,485,207
Equity security                             1,204,882    1,032,755         -    2,237,637
                                          -----------   ----------  --------  -----------
                                          $77,200,944   $2,120,642  $124,087  $79,197,499
                                          ===========   ==========  ========  ===========



                                                         September 30, 1996
                                           ----------------------------------------------
                                                           Gross    Unrealized
                                           Amortized       -------------------  Carrying
                                             Cost          Gains      Losses     Value
                                          -----------   ----------  --------  -----------
U.S. Treasury                             $25,380,718   $  182,648  $  4,085  $25,559,281
U.S. Government agencies                   20,619,071       61,316   126,856   20,553,531
States and political subdivisions          16,456,535       82,945    21,611   16,517,869
Other debt securities                       4,712,281        9,454     9,114    4,712,621
Equity security                             1,204,882    1,204,882         -    2,409,764
                                          -----------   ----------  --------  -----------

                                          $68,373,487   $1,541,245  $161,666  $69,753,066
                                          ===========   ==========  ========  ===========


                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



4.  SECURITIES AVAILABLE FOR SALE (Cont'd)
---------------------------------

The following is a summary of securities available for sale by maturity:


                                       December 31, 1995       September 30, 1996
                                  ------------------------  -------------------------
                                   Amortized    Carrying     Amortized      Carrying
                                     Cost         Value        Cost          Value
                                  -----------  -----------  -----------  -------------
  Due in one year or less         $29,443,072  $29,693,695  $26,998,479    $27,029,510
  Due after one year through
   five years                      46,512,990   47,226,167   40,135,126     40,278,792
  Due after five years through
   ten years                           25,000       25,000       25,000         25,000
  Due after ten years                  15,000       15,000       10,000         10,000
  Equity security                   1,204,882    2,237,637    1,204,882      2,409,764
                                  -----------  -----------  -----------    -----------

                                  $77,200,944  $79,197,499  $68,373,487    $69,753,066
                                  ===========  ===========  ===========    ===========


5.  SECURITIES HELD TO MATURITY
-------------------------------



                                                 December 31, 1995
                                ------------------------------------------------
                                                Gross Unrealized
                                  Carrying     -----------------      Estimated
                                   Value        Gains       Losses    Fair Value
                                ------------   --------    --------  -----------

U.S. Treasury                    $29,618,315   $363,177    $    461  $29,981,031
U.S. Government Agencies          12,443,474    234,035         790   12,676,719
States and political
 subdivisions                      1,245,975     35,815       2,720    1,279,070
Other debt securities              3,466,386     15,384       2,261    3,479,509
                                 -----------   --------    --------  -----------

                                 $46,774,150   $648,411    $  6,232  $47,416,329
                                 ===========   ========    ========  ===========


                                                September 30, 1996
                                                --------------------------
                                                Gross Unrealized
                                   Carrying     ----------------    Estimated
                                    Value      Gains       Losses   Fair Value
                                 -----------  --------    --------  ----------
U.S. Treasury                    $31,611,328  $153,130    $ 94,770  $31,669,688
U.S. Government Agencies          11,973,725    71,824      59,987   11,985,562
States and political
 subdivisions                      1,386,475     4,840       1,955   11,389,360
Other debt securities              3,133,716     1,614       9,052    3,126,278
                                 -----------  --------    --------  -----------

                                 $48,105,244  $231,408    $165,764  $48,170,888
                                 ===========  ========    ========  ===========


                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


5.  SECURITIES HELD TO MATURITY  (Cont'd)
-------------------------------

The following is a summary of securities available for sale by maturity:

                                        December 31, 1995         September 30, 1996
                                    ----------------------------  ---------------------
                                      Carrying    Estimated     Carrying     Estimated
                                       Value      Fair Value      Value       Value
                                    ------------  -----------  -----------  -----------
Due in one year or less              $13,447,140  $13,582,192  $13,944,813  $13,926,777
Due after one year through
 five years                           33,127,010   33,632,199   33,960,431   34,045,236
Due after 10 years                       200,000      201,938      200,000      198,875
                                     -----------  -----------  -----------  -----------

                                     $46,774,150  $47,416,329  $48,105,244  $48,170,888
                                     ===========  ===========  ===========  ===========


6.  LOANS, NET
    ----------

                                   December 31,   September 30,
                                      1995           1996
                                  ------------   ------------

Loans                             $190,814,088   $217,851,350
Less:  Unearned income                 (91,965)       (49,177)
       Allowance for loan losses    (2,910,000)    (2,975,000)
                                  ------------   ------------

                                  $187,812,123   $214,827,173
                                  ============   ============

A summary of the activity in the allowance for loan losses is as follows:

                                                               Nine Months
                                                            Ended September 30,
                                                      ---------------------------
                                                           1995            1996
                                                      ------------   ------------
 Balance - beginning                                  $  3,000,000   $  2,910,000
 Provisions charged to operations                          107,465        169,091
 Loans charged off                                        (131,453)      (125,921)
 Recoveries of loans previously charged off                123,988         21,830
                                                      ------------   ------------

 Balance - ending                                     $  3,100,000   $  2,975,000
                                                      ============   ============

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


6.  LOANS, NET (Cont'd)
--------------

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                           December 31,  September 30,
                                               1995          1996
                                           ------------  -------------
Recorded investment in impaired loans:
      With recorded allowances               $1,920,196     $2,603,179
      Without recorded allowances               472,098        442,636
                                             ----------     ----------

            Total impaired loans              2,392,294      3,045,815

      Related allowance for loan losses         378,528        645,963
                                             ----------     ----------

            Net impaired loans               $2,013,766     $2,080,589
                                             ==========     ==========


The average recorded investment in impaired loans and the interest income recognized on such loans were as follows:

                                          Nine Months Ended
                                            September 30,
                                      ----------------------
                                        1995            1996
                                      ----------  ----------

Average recorded investment           $1,439,378  $2,718,494
Interest income recognized                27,764      90,798

                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              THREE MONTH SUMMARY

     The third quarter of 1996 resulted in increased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1995. Net income increased $141,716, or 11.58%, to $1,365,829 for the third quarter of 1996 from $1,224,113 for the same period in 1995. Net income per share increased $.04 or 10.53%. Increases of $351,638 in net interest income and $73,308 in other income along with a decrease of $48,589 in the provision for loan losses more than offset increases of $98,588 in income tax expense and $233,231 in other expenses.

     The Company's annualized return on average assets and average stockholders' equity for the third quarter of 1996 were 1.50% and 15.90%, respectively, compared to 1.45% and 16.31%, respectively, for the same period in 1995.



                             RESULTS OF OPERATIONS

     Total interest income increased $375,596, or 6.22% to $6,414,779 for the three months ended September 30, 1996, when compared to $6,039,183 for the same period in 1995. The overall increase in this category was a result of an increase of $525,335 or 13.02% in interest earned on the loan portfolio, which more than offset decreases in interest earned on federal funds sold of $81,979 or 51.48% and $67,760 or 3.67% in interest earned on the securities portfolio.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $29.4 million, which more than offset a 23 basis point decrease in yield. The decrease in interest income on securities was primarily attributable to a $4.6 million decrease in average balances as proceeds from the sale or maturity of investment securities were used to expand the Company's loan base. The decrease in interest income on federal funds sold was attributable to a 44 basis point decrease in yield, along with a decrease in average balances of $5.2 million.

     Interest expense on deposits increased $23,958 or 1.00% to $2,413,288 for the third quarter of 1996 compared to $2,389,330 for the same period in 1995. This increase is attributable to an increase of $13.9 million in average balances, which more than offset a 16 basis point decrease in cost.

     Net interest income increased $351,638 or 9.63% to $4,001,491 for the third three months of 1996 from $3,649,853 for the same period in 1995, primarily as the result of increased balances in the loan portfolio, along with a 17 basis point increase in net interest margin. The annualized net interest margin (the average yield on interest-earning assets, less the average cost of interest-bearing liabilities) increased from 3.82% to 3.99%. While the average yield on earning assets increased 1 basis point from 7.59% to 7.60%, the average rate paid on interest-bearing liabilities decreased 16 basis points from 3.77% to 3.61%.

     The provision for loan losses decreased $48,589 to $50,096 for the three months ended September 30, 1996, as compared to $98,685 for the same prior year period. During the third quarter of 1996, the Company charged off loans of $32,259 and recovered $7,163 in previously charged off loans compared to $103,355 and $4,670, respectively, during the same period in 1995. The allowance for loan losses at September 30, 1996, was 1.37% of total loans, compared to 1.53% at December 31, 1995, and 1.66% at September 30, 1995. The Company believes, based on management's ongoing review of loan quality, economic conditions, loss experience, and loan growth, that the allowance for loan losses is adequate.

     The following table sets forth for the nine months ending September 30, 1996 and 1995, and for each of the years in the five years ended December 31, 1995, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:



                                          NINE MONTHS ENDED
                                            September 30,                  YEAR ENDED DECEMBER 31,
                                         ------------------  -----------------------------------------------
                                           1996      1995      1995      1994      1993      1992      1991
                                         --------  --------  --------  --------  --------  --------  --------
                                                                (Dollars in Thousands)
Balance of allowance at beginning
   of period...........................   $2,910    $3,000    $3,000    $3,000    $2,450    $2,035    $1,400
                                          ------    ------    ------    ------    ------    ------    ------
Charge-offs:
   Commercial..........................       70        92       114       234        57       256       267
   Installment.........................       33        25        33        85       107        87        89
   Mortgage............................       23        14       217        23        35        45        --
                                          ------    ------    ------    ------    ------    ------    ------
      Total charge-offs................      126       131       364       342       199       388       356
                                          ------    ------    ------    ------    ------    ------    ------
Recoveries:
   Commercial..........................        8       107       108        69        13         1         9
   Installment.........................       14        17        37        48        41        13        27
                                          ------    ------    ------    ------    ------    ------    ------
      Total recoveries.................       22       124       145       117        54        14        36
                                          ------    ------    ------    ------    ------    ------    ------
Net charge-offs........................      104         7       219       225       145       374       320
                                          ------    ------    ------    ------    ------    ------    ------
Provision for loan losses..............      169       107       129       225       695       789       955
                                          ------    ------    ------    ------    ------    ------    ------
Balance of allowance at end of period..   $2,975    $3,100    $2,910    $3,000    $3,000    $2,450    $2,035
                                          ======    ======    ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding (1)...............      .05%      .00%      .12%      .14%      .11%      .34%      .32%
Balance of allowance at end of period
   as a percent of loans...............     1.37%     1.66%     1.53%     1.71%     2.01%     2.02%     1.94%


(1)  annualized for the nine month periods ended September 30, 1996, and 1995.

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

     As of September 30, 1996, based on the above criteria, the Company classified three commercial loans, including one renegotiated loan, and five mortgage loans, including four renegotiated mortgage loans, totalling $3,045,815, as impaired. The impairment of these loans is measured using the present value of future cash flows for the four renegotiated loans and is based on the fair value of the underlying collateral for the remaining three commercial loans. Based upon such evaluation of these impaired loans, $645,965 has been allocated to the allowance for loan losses.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1995) as of September 30, 1996, and as of

December 31 of each of the last five years:



                                  SEPTEMBER 30,                DECEMBER 31,
                                  -------------  -------------------------------------------
                                      1996         1995    1994     1993     1992     1991
                                  -------------  -------  -------  -------  -------  -------
                                                        (In Thousands)
Non-accrual loans...............    $1,207        $1,545   $1,501   $  483   $  213   $1,124
Past due loans..................     2,446            59      554    2,934    3,714    1,223
Renegotiated loans..............     2,220         2,325    1,740    2,366       --       --
                                    ------        ------   ------   ------   ------   ------
   Total non-accrual, past due
      and renegotiated loans         5,873         3,929    3,795    5,783    3,927    2,347
Other real estate owned.........        --           255      629      458       --       --
                                    ------        ------   ------   ------   ------   ------
   Total........................    $5,873        $4,184   $4,424   $6,241   $3,927   $2,347
                                    ======        ======   ======   ======   ======   ======


     Included in the above schedule at September 30, 1996, is one non-accrual commercial loan, totalling $142,515; one non-accrual mortgage loan, totalling $436,466; one commercial loan past due over 90 days, totalling $536,154; and, five renegotiated loans, totalling $1,930,680 (three loans totaling $289,243 were restructured prior to 1995 and are not considered to be impaired), which represents all loans categorized as impaired. Therefore, Statement No. 114 has no impact on the comparability of data in the above credit risk table.

     At September 30, 1996, non-accrual loans totaled $1,206,532, an increase of $391,121 as compared to June 30, 1996. This net change is primarily the result of the addition of one mortgage loan, along with the reduction of two mortgage loans. Of the total non-accrual loans at September 30, 1996, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At September 30, 1996, loans past due 90 days or more and still accruing totalled $2,446,409, an increase of $742,513 as compared to June 30, 1996. This net change is primarily the result of the addition of three commercial loans and three mortgage loans, which are past due minimally over 90 days, and the reduction of one mortgage loan and four commercial loans, which have been making scheduled payments. At September 30, 1996, renegotiated loans totalled $2,220,377, an increase of $179,801 compared to June 30, 1996.

     Other income increased $73,308 or 15.73% to $539,429 for the third quarter of 1996 from $466,121 for the same period in 1995. Increased service charges on a larger deposit base accounts for $60,394 of this increase.

     Other expenses increased by $233,231 or 10.70% to $2,413,411. Salaries and benefits increased by $51,867 or 3.92% due to normal salary increases.
Occupancy expense increased $28,994 or 11.31%. This was primarily the result of higher costs associated with operating the Company's thirteen offices. The decrease of $38,707 or 17.18% in furniture and fixtures expense is primarily the result of furniture and fixtures in the administrative building becoming fully depreciated in March of 1996. Other non-interest expenses increased $191,077 or 51.02%. A significant source of change in other expenses is FDIC Insurance expense, which totalled the statutory minimum of $500 in 1996 as compared to a net credit of $53,259 for the third quarter of 1995 after a $191,535 refund was received from the FDIC in September 1995. Excluding the effect of FDIC insurance expense, other non-interest expenses increased $137,318, largely due to increases in advertising, automatic teller machine, postage, and stationery and supplies expenses, reflecting increased marketing efforts and the increased size and branch network of the Bank.

     Income taxes for the third quarter of 1996 totalled $711,584 or 34.3% of income before income taxes, as compared to $612,996 or 33.4% in the comparable 1995 period.

                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                               NINE MONTH SUMMARY

     The first nine months of 1996 resulted in increased earnings for the Company, when compared to the same period in 1995. Net income increased $352,155, or 9.98%, to $3,880,234 for the first nine months of 1996 from $3,528,079 for the same period in 1995. Net income per share increased $.09 or 8.18%. Increases of $770,744 in net interest income and $166,005 in other income more than offset increases in income tax expense of $366,398, the provision for loan losses of $61,626, and other expenses of $156,570.

     The Company's annualized return on average assets and average stockholders' equity for the first nine months of 1996 were 1.45% and 15.48%, respectively, compared to 1.42% and 16.48%, respectively, for the same period in 1995.



                             RESULTS OF OPERATIONS

     Total interest income increased $1,333,659, or 7.57% to $18,961,721 for the nine months ended September 30, 1996, when compared to $17,628,062 for the same period in 1995. The overall increase in this category was a result of increases of $1,327,326 or 11.29% in interest earned on the loan portfolio and $40,718 or 11.28% in interest earned on federal funds sold, which were partially offset by a decrease of $34,385 or .62% in interest earned on the securities portfolio.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $21.4 million, which more than offset a 4 basis point decline in yield. The increase in interest income on federal funds sold was attributable to an increase in average balances of $2.0 million, which more than offset a 63 basis point decrease in yield. The slight decrease in interest income on securities was attributable to a $1.9 million decrease in average balances.

     Interest expense on deposits increased $576,233 or 8.64% to $7,247,613 for the first nine months of 1996 compared to $6,671,380 for the same period in 1995. This increase is attributable to an 8 basis point increase in the average rate paid on interest-bearing deposits along with an increase of

$14.7 million in average balances. Total interest expense increased $562,915 or 8.42%, reflecting the aforementioned deposit factors along with $13,318 in interest expense incurred in the first quarter of 1995 on federal funds purchased.

     Net interest income increased $770,744 or 7.04% to $11,714,108 for the first nine months of 1996 from $10,943,364 for the same period in 1995, primarily as the result of increased balances of net earning assets, which more than offset a 2 basis point decrease in net interest margin. The annualized net interest margin (the average yield on interest earning assets, less the average cost of interest-bearing liabilities) decreased from 3.95% to 3.93%. While the average yield on earning assets increased 6 basis points from 7.56% to 7.62%, the average rate paid on interest-bearing liabilities increased 8 basis points from 3.61% to 3.69%.

     The provision for loan losses increased $61,626 to $169,091 during this period, as compared to $107,465 during the same period in 1995. For the first nine months, the Company charged off loans totalling $125,921 and recovered $21,830 in previously charged off loans, compared to $131,453 and $123,988, respectively, during the same period in 1995.

     Other income increased $166,005 or 11.73% to $1,581,187 for the first nine months of 1996 from $1,415,182 for the same period in 1995. This was primarily the result of an increase of $135,739 or 11.52% in service charges on deposits.

     Other expenses increased by $156,570 or 2.21% to $7,225,328 for the first nine months of 1996 from $7,068,758 for the same period in 1995. Salaries and benefits increased by $85,273 or 2.12%. While salaries increased by $163,908 or 5.28% due to normal salary increases, benefit expense decreased by $78,635 or 8.50% as the Company has realized a cost reduction due to a change in health insurance plans. Occupancy expense increased $116,942 or 15.43%. This was primarily the result of an increase of $62,441 or 32.08% in building maintenance, which was the result of higher costs associated with the harsh 1996 winter, as compared to the mild winter in 1995. The decrease of $55,521 or 8.28% in furniture and fixtures expense is primarily the result of furniture and fixtures in the administration building becoming fully depreciated in March 1996. Other expenses increased $9,876 or .61%.
Significant sources of changes in other expenses included FDIC Insurance expense, which totalled the statutory minimum of $1,500 in 1996 as compared to $321,598 in 1995, and other real estate owned expense, which totalled $61,100 in 1996 as compared to no expense in 1995 and was predominantly due to the payment of prior year real estate taxes for a property which was maintained in other real estate owned. Exclusive of FDIC insurance and other real estate owned expenses, other expenses increased $268,874 due primarily to increased advertising, automatic teller machine, postage, stationery, and supplies expenses, reflecting increased marketing efforts and the increased size and branch network of the bank.

     Income tax expense increased $366,398 or 22.15% to $2,020,642, or 34.2% of income before income taxes, for the first nine months of 1996 from $1,654,244, or 31.9% of income before income taxes, for the same period in 1995. $70,437 of this increase relates to the recording of a $4,330 expense for 1995 taxes in 1996, as compared to a $66,107 income tax credit recorded in 1995, relating to an overpayment of federal taxes in 1994. The remainder of the increase in income tax expense was due to higher pre-tax earnings.

                              FINANCIAL CONDITION

     The Company's total assets increased $5.8 million or 1.61% from $360.7 million at December 31, 1995, to $366.5 million at September 30, 1996. A $27.0 million increase in loans more than offset decreases of $13.8 million in cash and cash equivalents and $8.1 million in the Company's securities portfolio. The 14.2% increase in the loan portfolio is the result of increased loan demand and was funded by the redeployment of amounts previously invested in federal funds and the securities portfolio.

     At September 30, 1996, the Company's securities portfolio of $117.9 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value. Unrealized gains and losses of $1,541,245 and $161,666, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at September 30, 1996, is to increase stockholders' equity by $825,160. Securities held to maturity continue to be carried at historical cost and, at September 30, 1996, contain unrealized gains and losses of $231,408 and $165,764, respectively. For the entire securities portfolio, net unrealized gains stand at $1,445,223 at September 30, 1996, as compared with a $2,638,734 net unrealized gain at December 31, 1995. Such decline is a reflection of the increase in market interest rates experienced during the first nine months of 1996 and its effect on debt security market values.

     See notes 4 and 5 of the Notes to Consolidated Financial Statements.

     Total deposits increased $2.8 million, or .84%, from December 31, 1995, to September 30, 1996. Time deposits at September 30, 1996, represented 30.62% of total deposits as compared to 30.64% at December 31, 1995.

     Stockholders' equity increased $3.1 million or 9.67% as net income of $3.9 million and $858,000 in proceeds from stock sold via dividend reinvestments were partially offset by dividends paid to stockholders of $1,274,000 and a $369,000 decrease in the equity component related to available for sale securities.

     Cash and cash equivalents decreased by $13.8 million, during the first nine months of 1996. This decrease reflects $21.9 million of cash and cash equivalents used in investing activities. This was primarily due to a $27.4 million excess of loans originated over repayments and $1.4 million in additions to premises and equipment offset partially by the excess of proceeds from called, sold, and repaid securities over issues purchased totaling a net $6.5 million decrease in the Company's investment securities activities. The funds used in investing activities was partially offset by $5.8 million cash and cash equivalents provided by other operating activities (principally from net income of $3.9 million); and, $2.3 million in net cash provided by financing activities, which is the result of a $2.8 million increase in deposits and $863,000 in net proceeds from the issuance of Common Stock pursuant to the Company's dividend reinvestment plan, partially offset by $1.3 million for dividends paid on the Company's Common Stock.

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

     The following table reflects the Company's capital ratios as of September 30, 1996.



                                                  AMOUNT   RATIO
                                           (In Thousands)
RISK-BASED CAPITAL RATIOS:
Actual Tier I Capital                             $34,314  16.87%
Tier I Capital minimum amount                       8,136   4.00%
                                                  -------  -----
Excess                                            $26,178  12.87%
                                                  =======  =====


Actual Combined Tier I and Tier II Capital        $36,859  18.12%
Combined Tier I and Tier II Capital minimum
   requirement                                     16,271   8.00%
                                                  -------  -----
Excess                                            $20,588  10.12%
                                                  =======  =====


                                                  AMOUNT   RATIO

LEVERAGE RATIO:
Actual Tier I Capital to average third quarter
   assets                                         $34,314   9.41%
Minimum leverage target*                              *      *
                                                  -------  -----
Excess                                            $   *      * %
                                                  =======  =====



* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of September 30, 1996.

                          PART II  OTHER  INFORMATION


Item 1    Legal Proceedings                Not Applicable

Item 2    Change in Securities             Not Applicable

Item 3    Defaults Upon Senior Securities  Not Applicable

Item 5    Other Information                Not Applicable

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b) Current Reports on Form 8-K Filed During The Quarter Ended September 30, 1996: None

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

November 8, 1996
----------------
      Date