Form 10-K
period 1996-12-31
LAKELAND BANCORP INC
filed 1997-03-24
CIK 846901

                     SECURITIES   AND  EXCHANGE  COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10K
          (MARK  ONE)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
               TRANSITION PERIOD FROM        TO
                                      ------    ------.


                            Commission file number:
                                    33-27312


                           LAKELAND  BANCORP,  INC.
         ------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



          NEW JERSEY                                      22-2953275
------------------------------                  --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          identification No.)

 250 OAK RIDGE ROAD, OAK RIDGE, NEW JERSEY                       07438
------------------------------------------                  ---------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of February 1, 1997, is estimated to have been approximately $69,858,100.

The number of shares outstanding of the registrant's Common Stock, as of February 1, 1997, was 3,375,590.


                    DOCUMENTS  INCORPORATED  BY  REFERENCE:

Lakeland Bancorp, Inc., Proxy Statement for 1997 Annual Meeting of Shareholders (Part III).

                            LAKELAND  BANCORP,  INC.

                                Form 10-K Index


                                    PART  I
                                                              PAGE
Item 1.   Business............................................. 4
Item 2.   Properties...........................................12
Item 3.   Legal Proceedings....................................12
Item 4.   Submission of Matters to a Vote of Security Holders..12
Item 4A.  Executive Officers of the Registrant.................12

                                    PART  II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters..........................14
Item 6.   Selected Financial Data..............................15
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................16
Item 8.   Financial Statements and Supplementary Data..........30
Item 9.   Changes in and disagreements with Accountants
          on Accounting and Financial Disclosure...............43

                                   PART  III

Item 10.  Directors of the Registrant..........................43
Item 11.  Executive Compensation...............................43
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management.......................................43
Item 13.  Certain Relationships and Related Transactions.......43

                                    PART  IV

Item 14.  Exhibits, Financial Statements Schedules and Reports
          on Form 8-K..........................................43
Signatures.....................................................45

                                    PART  I
                                    -------

ITEM 1 - BUSINESS
                                    GENERAL
                                    -------
Lakeland Bancorp, Inc. (the "Company"), a New Jersey corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland State Bank ("LSB" or the "Bank"). The Company's primary business consists of managing and supervising LSB. The principal source of income is dividends paid by LSB. At December 31, 1996, the Company had total assets, deposits, and stockholder's equity of approximately $377.5 million, $340.1 million, and $36.8 million, respectively.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Banking and Branching Act") permits bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, a state may "opt in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.
During 1996, New Jersey enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

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

The policy of the Federal Reserve Board provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support such subsidiary bank in circumstances in which it might not do so absent such policy.


Lakeland State Bank
-------------------

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

Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a state non-member bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. Under the FDIC's CRA evaluation system, the FDIC focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

Securities and Exchange Commission
----------------------------------

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

Effect of Government Monetary Policies
--------------------------------------
The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies.

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

Under FIRREA, failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC. Furthermore, under FIRREA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. FIRREA also imposes certain independent appraisal requirements upon a bank's real estate lending activities and further imposes certain loan-to-value restrictions on a bank's real estate lending activities.


Capital Adequacy Guidelines
---------------------------
The Federal Reserve Board has adopted Risk-Based Capital Guidelines. Their guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital-to-risk-weighted-assets ratio of at least 4% and a total capital-to-risk-weighted-assets ratio of at least 8%. At December 31, 1996, the Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 17.01% and 18.26%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company and banks such as LSB. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. LSB is subject to similar minimum leverage criteria. The Company's leverage ratio was 9.53% at December 31, 1996.

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

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements and guidelines could limit the amount of dividends which the Company and the Bank may pay. Under FDICIA, banking institutions which are deemed to be "undercapitalized" will, in most instances, be prohibited from paying dividends. See "FDICIA". See also the "Dividend Limitation" Note of the Notes to Consolidated Financial Statements for further information regarding dividends.


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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if the bank has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if the bank has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.

In addition, FDICIA requires banking regulators to promulgate standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Proposed Legislation
--------------------

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

Competition
-----------

LSB operates in a highly competitive market environment within northern New Jersey. Three major multi-bank holding companies in addition to several large independent regional banks and several large multi-state thrift holding companies operate within LSB's market area. These larger institutions have substantially larger lending capacities and typically offer services which LSB does not offer.

In recent years, the financial services industry has expanded rapidly as bariers to competition within the industry have become less significant. Within the banking field, banks must compete not only with other banks and traditional fiancial institutions, but also with other business corporations that have begun to deliver financial services.

Concentration
-------------

The Company and LSB are not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company or LSB.

Employees
---------
At December 31, 1996, there were 198 persons employed by the Company and LSB.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1996.


ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name and age of each executive officer of the Company and LSB. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.


                       Officer of   Position with the Company,
Name and Age           LSB since   LSB, and Business Experience
---------------------------------------------------------------
Robert B. Nicholson          1969  Chairman of The Board
Age 68                                  of the Company
                                        and LSB; Chairman
                                        of the Board,
                                        Eastern Propane
                                        Corp. (a fuel
                                        distribution
                                        company)

John W. Fredericks           1969  President of the Company and
Age 61                                  LSB; President,
                                        Fredericks Fuel
                                        and Heating
                                        Service (a fuel
                                        distribution
                                        company)

Arthur L. Zande              1971  Executive Vice President and
Age 62                                  CEO of the
                                        Company and LSB

William J. Eckhardt          1975  Vice President and Treasurer
Age 46                                  of the Company
                                        since 1994; Vice
                                        President and
                                        Treasurer, LSB

                                    PART  II

ITEM 5 -- MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
          RELATED  STOCKHOLDER  MATTERS

The Company's Common Stock, $2.50 par value, is traded in the over the counter market, although the Company does not regard that market to be an established public trading market with respect to the Company's Common Stock. As of December 31, 1996, there were 1961 shareholders of record of Common Stock.

The market maker for the Common Stock is:
     Ryan, Beck & Company
     80 Main Street
     West Orange, N.J.  07052

The following table indicates the quarterly high and low bid prices of the Common Stock as provided by Ryan, Beck and Company and the cash dividends declared per share of Common Stock (adjusted for subsequent stock dividends).

                                    Bid            Dividends
                                   Prices           Declared

Year ended December 31, 1995     High      Low
                                -------  -------
     First Quarter              $15      $14          $.118
     Second Quarter              15 5/8   15           .118
     Third Quarter               17 1/8   15 5/8       .118
     Fourth Quarter              18 5/8   17 1/8       .127


Year ended December 31, 1996
     First Quarter              $21 1/8  $18 5/8      $.127
     Second Quarter              22       21 1/8       .127
     Third Quarter               23       22           .127
     Fourth Quarter              24       23           .13


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

ITEM 6

Selected Consolidated Financial And Other Data
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                                 At December 31,
                                                             ----------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                             --------   --------   --------   --------   --------
                                                                                 (In Thousands)
Selected balance sheet data:
 Investment securities (1)                                   $116,959   $125,972   $129,303   $135,621   $124,178
 Short-term investments (2)                                     2,750     17,325      1,300     12,200     22,100
 Loans, net                                                   222,950    187,812    172,197    145,957    119,000
 Total assets                                                 377,545    360,661    333,588    320,593    293,600
 Deposits                                                     340,084    327,942    307,121    297,301    272,903
 Mortgage payable                                                --         --         --         --        2,988
 Stockholders' equity                                          36,819     32,040     26,161     23,069     17,341

                                                                              Year Ended December 31,
                                                             ----------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                             --------   --------   --------   --------   --------
                                                           (In Thousands Except for Per Share and Ratio Information)
Selected operating data:
 Interest income                                             $ 25,475   $ 23,848   $ 22,184   $ 20,431   $ 18,395
 Interest expense                                               9,696      9,114      7,607      7,822      8,562
                                                             --------   --------   --------   --------   --------
 Net interest income                                           15,779     14,734     14,577     12,609      9,833
 Provision for loan losses                                        534        129        226        695        789
                                                             --------   --------   --------   --------   --------
 Net interest income
  after provision for loan losses                              15,245     14,605     14,351     11,914      9,044
 Other income                                                   2,234      1,982      1,912      1,832      1,704
 Other expenses                                                 9,783      9,505      9,257      8,589      7,390
                                                             --------   --------   --------   --------   --------
 Income before income taxes                                     7,696      7,082      7,006      5,157      3,358
 Income taxes                                                   2,635      2,286      2,175      1,509        848
                                                             --------   --------   --------   --------   --------
 Net income                                                  $  5,061   $  4,796   $  4,831   $  3,648   $  2,510
                                                             ========   ========   ========   ========   ========

 Weighted average common shares outstanding (3)                 3,346      3,290      3,257      2,983      2,967
 Net income per common share (3)                             $   1.51   $   1.46   $   1.48   $   1.22   $   0.85
Other selected data:
 Return on average assets                                        1.40%      1.42%      1.46%      1.22%      1.02%
 Return on average stockholders' equity                         14.86      16.62      19.29      19.45      15.45
 Average stockholders' equity to average assets                  9.41       8.55       7.59       6.25       6.58
 Cash dividend per share (3)                                 $   0.51   $   0.48   $   0.37   $   0.30   $   0.26
 Dividend payout ratio                                          33.66%     32.79%     25.22%     24.85%     30.32%

(1)  Includes securities available for sale and held to maturity.
(2)  Comprised of federal funds sold.
(3) Per share figures are based on the weighted average number of shares outstanding during the periods after giving retroactive effect to a 2% dividend distributed on December 10, 1996, a 100% stock dividend distributed on October 25, 1995, a 5% stock dividend distributed on June 30, 1995, a 10% stock dividend distributed on June 10, 1994, and a 6% stock dividend distributed on June 30, 1993.

ITEM 7

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

FINANCIAL REVIEW

Lakeland Bancorp, Inc., (the "Company") reported net income of $5.1 million for the year ended December 31, 1996, an increase of $265,000 or 5.53% compared to $4.8 million for the year ended December 31, 1995. Net income per share increased $.05 or 3.42% to $1.51 per share for the year ended December 31, 1996, as compared to $1.46 per share for the year ended December 31, 1995. Increases in net interest income, derived primarily from an average volume increase in the loan portfolio, and an increase in other income were partially offset by increases in the provision for loan losses, other expenses, and income tax expense. Net income in both 1995 and 1994 was $4.8 million. As of December 31, 1996, the Company had total assets of $377.5 million, an increase of $16.8 million or 4.66% compared to $360.7 million at December 31, 1995.

The Company's return on average assets and average stockholders' equity was 1.40% and 14.86%, respectively, for 1996, compared to 1.42% and 16.62%, respectively, in 1995 and 1.46% and 19.29%, respectively, in 1994. The decline in the return on average stockholders' equity since 1994 reflects increases in stockholders' equity resulting primarily from profitable operations over this period along with an increased capital generated pursuant to the Company's dividend reinvestment and optional cash purchase program.

The Company's gross loan portfolio increased $35.2 million or 18.45% from $190.8 million at December 31, 1995, to $226.0 million at December 31, 1996. This increase was reflected in commercial loan increases of $10.3 million, mortgage loan increases of $12.5 million, and consumer installment loan increases of $12.4 million.

The investment portfolio, including both held to maturity and available for sale securities, decreased $9.0 million or 7.14% from $126.0 million at December 31, 1995, to $117.0 million at Dec-ember 31, 1996. The decrease in the investment portfolio was used to fund the increase in the loan portfolio. The investment portfolio contains net unrealized gains of $2.3 million at December 31, 1996, a decrease of $300,000 from the net unrealized gain of $2.6 million in the portfolio at December 31, 1995.

Cash and cash equivalents decreased $10.7 million, or 31.66% to $23.1 million at December 31, 1996, from $33.8 million at December 31, 1995, principally due to a $14.6 million decrease in federal funds sold. This decrease was used to partially fund the increase in the loan portfolio.

Premises and equipment increased $1.6 million or 19.94% to $9.8 million in 1996. This increase was due to the acquisition of five properties, which will be used to expand the existing branch network.

INTEREST INCOME

Interest income (on a tax equivalent basis) increased $1.6 million or 6.43% to $25.7 million in 1996. In 1995, interest income increased $1.6 million or 7.00% to $24.2 million from $22.6 million in 1994.

The increase in 1996 was attributable to an increase in average interest earning assets of $21.2 million or 6.73%. Interest income on loans increased $1.9 million, or 11.77%, to $17.8 million in 1996 from $15.9 million in 1995, due to an increase in average loan balances offset partially by a decrease in average yield. During 1996, average loans increased $24.4 million, comprised of increases in the average volume of commercial loans of $10.9 million, mortgage loans (including construction loans) of $6.9 million, and consumer installment loans (including home equity and improvement loans) of $6.6 million. These increased average balances were partially offset by a 13 basis point decrease in the average yield on such loans.

Interest income on taxable investment securities decreased $129,000 or 1.97% to $6.4 million in 1996 from $6.5 million in 1995 primarily due to a $2.7 million, or 2.54%, decrease in the average balance of such securities. The average yield on taxable investment securities remained little changed in 1996 at 6.17% as compared to 6.14% in 1995.

Interest income on tax-exempt securities (on a tax equivalent basis) decreased $122,000 or 10.39% to $1.1 million in 1996 from $1.2 million in 1995, due primarily to a 60 basis point decline in yield.

Interest income on federal funds sold decreased $68,000 or 12.23% to $488,000 in 1996 from $556,000 in 1995, due primarily to a 57 basis point decrease in yield, which resulted from lower short term market interest rates.

The interest income increase in 1995 was attributable to increases in both the volume of average interest earning assets of $8.4 million or 2.73% and an increase of 31 basis points in the average interest rates earned on those assets. Interest income on loans increased $2.2 million, or 15.74%, to $15.9 million in 1995 from $13.8 million in 1994, due to increases in both average loan balances and average yields. During 1995, average loans increased $19.3 million, comprised of increases in the average volume of commercial loans of $9.6 million, mortgage loans (including construction loans) of $7.2 million, and consumer installment loans

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

(including home equity and improvement loans) of $2.5 million. Along with these increased average balances was an increase of 28 basis points in the average yield on such loans.

Interest income on taxable investment securities decreased $584,000 or 8.20% to $6.5 million in 1995 from $7.1 million in 1994 primarily due to a $9.9 million or 8.5% decrease in the average balance of such securities. The average yield on taxable investment securities remained little changed in 1995 at 6.14% as compared to 6.12% in 1994.

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

INTEREST EXPENSE

Interest paid on deposits during 1996 increased $595,000 or 6.54% to $9.7 million from $9.1 million in 1995, as a result of increased average balances. While the average volume of interest-bearing deposits increased $14.0 million or 5.61% during 1996, the average rate paid on those deposits increased by only 3 basis points. During 1996, the average volume of time deposits increased $13.3 million, while the average rate paid on time deposits decreased by 13 basis points. Interest expense on interest bearing demand deposits and savings deposits remained virtually the same, as average volumes and average rates changed slightly.

Interest paid on deposits during 1995 increased $1.5 million or 19.69% to $9.1 million from $7.6 million in 1994. While the average volume of interest-bearing deposits decreased $4.3 million or 1.70% during 1995, the average rate paid on those deposits increased 65 basis points, due primarily to an increasing interest rate environment which prevailed during the first half of 1995 and a migration of deposits from savings accounts to higher cost time deposits. During 1995, the average volume of time deposits increased $33.3 million, while the average rate paid on time deposits increased by 138 basis points. The increase in the average volume of interest-bearing time deposits was more than offset by a $29.9 million decrease in the average volume of savings deposits and a $7.7 million decrease in the average volume of interest-bearing demand deposits. Interest expense on interest-bearing demand deposits and savings deposits declined primarily due to the aforementioned volume declines as rates paid were little changed. The average rate paid on savings deposits increased 3 basis points, while the average rate paid on interest-bearing demand deposits decreased 5 basis points.

NET INTEREST INCOME

Net interest income, typically the largest component of the Company's income, is the difference between interest and fees earned on loans and other interest earning assets, and interest paid on deposits and other funding sources.

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        LAKELAND BANCORP, INC., AND SUBSIDIARIES
--------------------------------------------------------------------------------

The following table refects the components of the Company's net interest income, setting forth for the years presented herein, (1) average assets, liabilities and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread (i.e., the average yield on interest-earning assests less the average cost of interest- bearing liabilities) and (5) the Company's net yield on interest-earning assets. Rates are computed on a taxable equivalent basis.


                                                                      Year Ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                            1996                                1995                               1994
                               -------------------------------    -------------------------------    ------------------------------
                                                       Average                            Average                          Average
                                           Interest     Rates                 Interest     Rates                Interest    Rates
                               Average     Income/     Earned/    Average     Income/     Earned/    Average      Income/  Earned/
                               Balance     Expense      Paid      Balance     Expense      Paid      Balance      Expense   Paid
                               -------     --------    -------    -------     --------    -------    -------    ---------  --------
                                                                       (Dollars in Thousands)
Interest-earnings assets:
     Loans (A)                 $205,425    $ 17,790       8.66%    $181,013    $ 15,917      8.79%    $161,684     $13,752     8.51%

     Taxable investment
      securities (B)            103,778       6,406       6.17      106,483       6,535      6.14      116,397       7,119     6.12
     Tax-exempt investment
      securities (C)             17,770       1,052       5.92       17,996       1,174      6.52       20,048       1,403     7.00
     Federal Funds sold           9,191         488       5.31        9,462         556      5.88        8,446         326     3.86
                               --------    --------       ----     --------    --------      ----   ----------  ----------  -------
     Total
      interest-earning
      assets                    336,164      25,736       7.66      314,954      24,182      7.68      306,575      22,600     7.37
                                           --------                            --------                         ----------

Non-interest-earning
 assets:
     Allowance for loan
      losses                     (2,945)                             (3,062)                            (3,069)
     Other assets                28,698                              25,580                             26,488
                               --------                            --------                         ----------
     Total assets              $361,917                            $337,472                         $  329,994
                               ========                            ========                         ==========

Interest-bearing
 liabilities:
     Interest-bearing
      demand deposits          $ 56,750       1,166       2.05     $ 53,128       1,071      2.02     $ 60,794       1,257     2.07
     Savings and club
      deposits                  105,817       3,204       3.03      108,734       3,290      3.03      138,681       4,154     3.00
     Time deposits              101,494       5,326       5.25       88,169       4,740      5.38       54,884       2,193     4.00
     Other borrowings                --          --         --          221          13      5.88           66           3     4.55
                             ----------  ----------   --------     --------    --------      ----   ----------  ----------  -------
     Total
      interest-bearing
      liabilities               264,061       9,696       3.67      250,252       9,114      3.64      254,425       7,607     2.99
                                           --------                            --------                         ----------
Non-interest-bearing
 liabilities:
     Demand deposits             61,884                              56,840                             49,609
     Other liabilities            1,904                               1,516                                922
Stockholders' equity             34,068                              28,864                             25,038
                               --------                            --------                         ----------
     Total liabilities and
      stockholders' equity     $361,917                            $337,472                           $329,994
                               ========                            ========                         ==========

Net interest income/net
interest spread (taxable
 equivalent basis)             $ 16,040        3.99%               $ 15,068        4.04%              $ 14,993        4.38%
                               ========    ========                ========    ========             ==========  ==========
Net yield on
 interest-earning
assets (taxable equivalent
 basis) (D)                                    4.77%                               4.78%                              4.89%
                                           ========                            ========                         ==========

CODE
(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans.
(B) Includes certificates of deposit and interest-bearing cash accounts.
(C) The taxable equivalent adjustments, which total $262,000, $335,000 and $416,000 in 1996, 1995, and 1994, respectively, are based on a marginal tax rate of 34% and the provisions of Section 291 of the Internal Revenue Code.
(D) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

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

                                                           1996 Versus 1995                       1995 Versus 1994
                                         -----------------------------------------     -----------------------------------
                                                    Increase                                 Increase
                                                    (Decrease)        Total                  (Decrease)       Total
                                                Due to Change In     Increase            Due to Change In    Increase
                                         -------------------------                     --------------------
                                              Volume          Rate  (Decrease)         Volume      Rate     (Decrease)
                                         -----------------------------------------     -----------------------------------
Interest income:
     Loans                                   $2,112         $(239)   $1,873             $1,698      $ 467      $2,165
     Taxable investment securities             (162)           33      (129)              (607)        23        (584)
     Tax-exempt investment securities           (15)         (107)     (122)              (137)       (92)       (229)
     Federal funds sold                         (16)          (52)      (68)                46        184         230
                                             ------         -----    ------             ------      -----      ------

     Total interest income                    1,919          (365)    1,554              1,000        582       1,582
                                             ------         -----    ------             ------      -----      ------
Interest expense:
     Interest-bearing demand deposits            78            17        95               (157)       (29)       (186)
     Savings deposits                           (86)           --       (86)              (905)        41        (864)
     Time deposits                              703          (117)      586              1,625        922       2,547
     Borrowed money                             (13)           --       (13)                 9          1          10
                                             ------         -----    ------             ------      -----      ------
     Total interest expense                     682          (100)      582                572        935       1,507
                                             ------         -----    ------             ------      -----      ------
Net interest income                          $1,237         $(265)   $  972             $  428      $(353)     $   75
                                             ======         =====    ======             ======      =====      ======

For the year ended 1996, net interest income on a tax equivalent basis increased $972,000 to $16.0 million from $15.1 million in 1995. This increase was attributable to an increase in the volume of average interest earning assets. A $7.4 million increase in the excess of average interest-earning assets over average interest-bearing liabilities was offset in part by a 5 basis point decrease in the net interest spread and a decrease of 1 basis point in the net yield on interest-earning assets. For the year ended 1995, net interest income on a tax equivalent basis increased $75,000 to $15.1 million from $15.0 million in 1994. This increase, too, was attributable to an increase in average interest-earning assets. In 1995, a $12.6 million increase in the excess of average interest earning assets over average interest-bearing liabilities was offset in substantial part by a 34 basis point decrease in the net interest spread and an 11 basis point decrease in the net yield on interest-earning assets.
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made by means of charges against current earnings and recoveries on loans previously charged to the allowance. The level of the allowance is determined by the loan review committee and Board of Directors after considering such elements as economic conditions, risk exposure, adequacy of collateral, and such other factors as are deemed to be relevant. The loan review committee assigns a specific reserve allocation to each commercial loan in excess of $100,000 together with a general percentage based on experience with respect to commercial loans less than $100,000 and with respect to all real estate mortgage and consumer installment loans.

During 1996 the Company provided $534,000 to the allowance and had net charge-offs of $444,000 for a $90,000 increase to the allowance, leaving a balance of $3.0 million. At December 31, 1995, the allowance stood at $2.9 million, a $90,000 decrease from December 31, 1994, as the Company provided $129,000 to the allowance and had net charge-offs of $219,000. Based on its ongoing loan review process, its collateral positions, and its loss and recovery experience, the Company believes that its allowance for loan losses at December 31, 1996, was adequate. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. While it constitutes management's reasoned judgement, actual results could differ from management's determination, as a result of a variety of factors, such as economic distress within the Company's

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

primary marketing area and unanticipated financial problems for the Company's significant borrowers.

At December 31, 1996, the allowance for loan losses as a percentage of total loans was 1.33%, as compared to 1.53% and 1.71% at December 31, 1995, and 1994, respectively. At December 31, 1996, the Company's allowance balance of $3,000,000 exceeded the aggregate balance of non-accrual and 90 day delinquent and accruing loans of $2,764,000.

OTHER INCOME

Other (i.e., non-interest) income increased $252,000 or 12.68% to $2.2 million in 1996 from $2.0 million in 1995 and represented 8.06% of total income for 1996. This increase was primarily attributable to an increase in ATM fee income.

Other income increased $70,000 or 3.68% to $2.0 million in 1995 from $1.9 million in 1994 and represented 7.68% of total income for 1995. This increase was primarily attributable to a $53,000 or 3.47% increase on service charges on deposits. The increase in service charges on deposits reflected the higher deposit base.

OTHER EXPENSES

Other (i.e., non-interest) expenses in 1996 increased $279,000 or 2.93% over 1995. Salaries and benefits, the largest component of other expenses, increased by $160,000 or 3.02%. While salaries increased by $232,000 or 5.58% due to normal salary increases, benefit expense decreased by $72,000 or 6.32%, as the Company realized a cost reduction due to a change in health insurance plans. Occupancy expense increased $153,000 or 14.94%. This was primarily the result of an increase of $84,000 or 32.30% in building maintenance, which was the result of higher costs associated with the harsh 1996 winter, as compared to the mild winter in 1995. The decrease of $80,000 or 8.99% in furniture and fixtures expense is primarily the result of furniture and fixtures in the administration building becoming fully depreciated in March 1996. Other expense categories increased, in the aggregate, $46,000 or 1.99%. Significant sources of changes in these expenses included FDIC Insurance expense, which totalled the statutory minimum of $2,000 in 1996 as compared to $352,000 in 1995, and other real estate owned expense, which totalled $61,000 in 1996 as compared to no expense in 1995 and was predominantly due to the payment of prior year real estate taxes for a property which was maintained in other real estate owned. Exclusive of FDIC insurance and other real estate owned expenses, other expenses increased $335,000 or 17.3% due primarily to increased advertising, automatic teller machine, postage, stationery and supplies expenses, reflecting increased marketing efforts and the increased size and branch network of the Company's banking business.

Other expenses in 1995 increased $247,000 or 2.67% over 1994. Salaries and benefits increased $317,000 or 6.36% due primarily to normal salary and benefit increases. Occupancy and furniture and equipment expenses increased $27,000 or 1.44%, primarily as the result of higher maintenance and depreciation costs on the Company's offices. Federal Deposit Insurance premium expense decreased $312,000 or 47.02%, due to a reduction in the assessment rate effective June 1, 1995. Expenses other than the foregoing increased $215,000 or 12.52% to $1.9 million in 1995 from $1.7 million in 1994. This was primarily attributable to increased stationery, supplies, and postage costs, resulting from expanding operations, and a $94,000 increase in miscellaneous losses due to two check frauds and thefts, which occurred at two branch locations.

INCOME TAXES
The components of income taxes are summarized as follows:

                   Year Ended December 31,
            ------------------------------------
               1996         1995         1994
            ----------   ----------   ----------
Current     $2,656,972   $2,469,763   $2,372,072
Deferred      ( 22,662)    (183,090)    (196,789)
            ----------   ----------   ----------
            $2,634,310   $2,286,673   $2,175,283
            ==========   ==========   ==========

The Company's effective income tax rate was 34.2%, 32.3%, and 31.0%, in the years ended December 31, 1996, 1995, and 1994, respectively. The increasing effective rate is the result of the reduced contribution of income from tax-exempt investments.

LOANS
The following table sets forth the classification of the Company's loans by major category as of December 31 for each of the last five years:

                                         December 31,
                         ------------------------------------------------
                           1996      1995      1994      1993      1992
                         --------  --------  --------  --------  --------
                                        (In Thousands)

Commercial               $ 75,528  $ 65,190  $ 56,730  $ 44,808  $ 39,152
Real estate
     mortgage              95,538    83,688    78,551    68,995    60,855
Real estate
     construction           2,186     1,535     1,687     2,652     2,897
Home equity
     and consumer
     installment           52,768    40,401    38,277    32,546    18,722
                         --------  --------  --------  --------  --------
     Total Loans          226,020   190,814   175,245   149,001   121,626
Less: Unearned
     income                    70        92        48        44       176
Allowance for
     loan losses            3,000     2,910     3,000     3,000     2,450
                         --------  --------  --------  --------  --------
Net loans                $222,950  $187,812  $172,197  $145,957  $119,000
                         ========  ========  ========  ========  ========

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

The Company has not made loans to borrowers outside the United States.

Commercial loans increased $10.3 million from December 31, 1995 to December 31, 1996, but declined to 33.4% of total loans as compared to 34.1% at December 31, 1995. These loans are primarily to borrowers within the Company's market area.

Real Estate loans increased $12.5 million from December 31, 1995, but declined to 43.3% of the total loan portfolio at December 31, 1996, from 44.7% at December 31, 1995. Of that $12.5 million increase, $8.4 million was attributable to commercial mortgages and the balance was attributable to residential mortgages.

Home equity and consumer installment loans increased $12.4 million, representing 23.3% of total loans at December 31, 1996, as compared to 21.2% at December 31, 1995.

Rate sensitive loans of $34.1 million represented 15.1% of total loans at December 31, 1996, as compared to $28.1 million or 14.7% of total loans at December 31, 1995. These rate sensitive loans consist primarily of commercial loans of $29.8 million and home equity loans of $4.3 million that will reprice with changes in the prime lending rate.

The following table sets forth certain categories of loans as of December 31, 1996 in terms of contractual maturity:

                     Within    1 to 5   After 5
                     1 Year    Years     Years    Total
                     -------  --------  -------   -------
                               (In Thousands)
Commercial           $38,282   $34,486   $2,760   $75,528
Real estate
    construction       2,186        --       --     2,186
                     -------  --------  -------   -------
      Total          $40,468   $34,486   $2,760   $77,714
                     =======  ========  =======   =======

The following table sets forth the dollar amount of all commercial and real estate construction loans due one year or more after December 31, 1996, which have pre-determined interest rates or adjustable interest rates.

                         1 to 5   After 5
                          Years    Years     Total
                         -------   ------   -------
                              (In Thousands)
Loans with
    fixed rates          $28,178   $2,602   $30,780
Loans with
    adjustable rates       6,308      158     6,466
                         -------   ------   -------
      Total              $34,486   $2,760   $37,246
                         =======   ======   =======
RISK ELEMENTS

Commercial loans are placed on a non-accrual status when principal or interest are in default for a period of ninety days or more except where there exists sufficient collateral to cover the defaulted principal and interest payments or management's knowledge of the specific circumstances warrant continued accrual. Real estate mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments or management's knowledge of the specific circumstances warrant continued accrual. Installment loans are regularly charged off when principal and interest payments are six months in arrears. Interest thereafter on such charged- off installment loans is taken into income when received.

The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned as of December 31, of each of the last five years:

                                       December 31,
                           -----------------------------------------
                            1996     1995     1994     1993    1992
                           ------   ------   ------   ------  ------
                                      (In Thousands)
Non-accrual
     loans (A)             $1,308   $1,545   $1,501   $  483   $  213
Past due
     loans (B)              1,456       59      554    2,934    3,714
Renegotiated
     loans (C)              2,567    2,325    1,740    2,366       --
                           ------   ------   ------   ------  -------
Total
     non-accrual
     past due and
     renegotiated
     loans                  5,331    3,929    3,795    5,783    3,927
Other real
     estate owned              --      255      629      458       --
                           ------   ------   ------   ------  -------
Total                      $5,331   $4,184   $4,424   $6,241   $3,927
                           ======   ======   ======   ======  =======

(A) Generally represents loans as to which the payment of interest or principal as in arrears for a period of more than ninety days. Current policy requires that interest previously accrued on these loans and not yet paid be reversed and charged against income during the current period. Interest earned thereafter is only included in income to the extent that it is received in cash.
(B) Represents loans as to which payments of interest or principal are contractually past due ninety days or more but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only when such loans are believed to be fully collectible.
(C) At December 31, 1996, 1995, 1994 and 1993, the loan portfolio included loans whose terms had been renegotiated due to financial difficulties of borrowers. All such loans were performing in accordance with the renegotiated terms and, in management's view, do not present a significant risk of loss as of December 31, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

There were no loans at December 31, 1996, other than those in the above table, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date. This statement, as well as the last sentence in footnote (C) above, constitutes forward-looking statements under the Private Securities Litigation Reform Act of 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a list of factors which could cause actual results to differ from management's expectations regarding the performance of loans in the Company's loan portfolio.

At December 31, 1996, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

Non-accrual loans at December 31, 1996, decreased $237,000 to $1,308,000 from $1,545,000 at December 31, 1995. At December 31, 1996, non-accrual loans consisted of one home equity loan, five mortgage loans, eight commercial loans, and one consumer loan. All of these loans are in various stages of litigation, foreclosure, or workout.

Loans past due ninety days or more and still accruing increased $1,397,000 to $1,456,000 at December 31, 1996, from $59,000 at December 31, 1995. This increase relates to three mortgage loans, totalling $224,000, and thirteen commercial loans, totalling $1,186,000, which are included in this category. The overall increase in this category is primarily due to financial difficulties encountered by mainly commercial borrowers. However, all of these loans are expected to either be restructured or brought current in the near future.

For 1996, the gross interest income that would have been recorded, had the loans classified at year-end as either non-accrual or renegotiated been performing in conformance with their original loan terms, would have been approximately $367,000. The amount of interest income actually recorded on those loans for 1996 was $219,000. The resultant income lost of $148,000 for 1996 compares to $204,000 and $162,000 for 1995 and 1994, respectively.

On January 1, 1995, the Company adopted SFAS 114 ("Accounting by Creditors for Impairment of a Loan") and SFAS 118 ("Accounting by Creditors for Impairment of a Loan N Income Recognition and Disclosures") as required by generally accepted accounting principles. In doing so, the Company has identified loans for which the provisions of these pronouncements apply and has established criteria to determine whether such loans are impaired. SFAS 114 provides that the provisions of such Statement are not applicable to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Accordingly, management has determined that SFAS 114 and 118 do not apply to the following groups of smaller-balance homogeneous loans:


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

The Company's policy concerning non-accrual loans states that, except for loans which are considered to be fully collectible by virtue of collateral held as well as other relevant factors, loans are placed on a non-accrual status when payments are 90 days delinquent or more. Therefore, a loan will be considered to be impaired, when it is 90 days delinquent and it exceeds the balance guidelines for SFAS 114 non-applicability stated above. It is, therefore, possible for a loan to be on non-accrual status and not be classified as impaired if the balance falls within the above stated guidelines.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

received on impaired loans, as well as all non-accrual loans, the Company follows FDIC guidelines, which apply any payments to principal as long as there is doubt as to the collectibility of the loan balance.

As of December 31, 1996, based on the above criteria, the Company classified three commercial loans, totalling $2,077,000, including one renegotiated loan and five mortgage loans, totalling $894,000, including four renegotiated residential mortgage loans, as impaired. The impairment of these loans is measured using the present value of future cash flows for the five renegotiated loans and is based on the fair value of the underlying collateral for the remaining three commercial loans and one mortgage loan. Based upon such evaluation, $685,000 has been allocated to the allowance for loan losses for impairment.

The following table sets forth from each of the five years ended December 31, 1996, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:


                                      Year Ended December 31,
                           ----------------------------------------------
                            1996      1995      1994      1993      1992
                           ------    ------    ------    ------    ------
                                       (Dollars in Thousands)
Balance of
     allowance at
     beginning
     of year               $2,910    $3,000    $3,000    $2,450    $2,035
                           ------    ------    ------    ------    ------
Charge-offs:
     Commercial               321       114       234        57       256
     Installment               85        33        85       107        87
     Mortgage                  70       217        23        35        45
                           ------    ------    ------    ------    ------
     Total charge-offs        476       364       342       199       388
                           ------    ------    ------    ------    ------
Recoveries:
     Commercial                10       108        69        13         1
     Installment               22        37        48        41        13
                           ------    ------    ------    ------    ------
     Total recoveries          32       145       117        54        14
                           ------    ------    ------    ------    ------
Net charge-offs               444       219       225       145       374
                           ------    ------    ------    ------    ------
Provision for
     loan losses              534       129       225       695       789
                           ------    ------    ------    ------    ------
Balance of
     allowance at
     end of year           $3,000    $2,910    $3,000    $3,000    $2,450
                           ======    ======    ======    ======    ======
Ratio of net
     charge-offs
     to average loans
     outstanding            0.22 %    0.12 %    0.14 %    0.11 %    0.34 %
Balance of
     allowance at
     end of year as
     a percentage of
     years end loans        1.33 %    1.53 %    1.71 %    2.01 %    2.02 %


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

The Company regards the majority of the allowance as a general allowance which is available to absorb losses from all loans. However, for the purpose of complying with disclosure requirements of the Commission, the table below presents an allocation of the allowance among various loan categories and sets forth the percentage of loans in each category to total loans. The allocation of the allowance as shown in the table should neither be interpreted as an indication of future chargeoffs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

The following table sets forth the allocation of the allowance for loan losses at the date indicated by category of loans.

                                                                      At December 31,
                          ---------------------------------------------------------------------------------------------------------
                                 1996                  1995                  1994                  1993               1992
                          --------------------  --------------------  --------------------  --------------------  -----------------
                                    Percent (1)           Percent (1)           Percent (1)           Percent (1)        Percent (1)
                                       of                    of                    of                    of                 of
                          Amount      Total     Amount      Total     Amount      Total     Amount      Total     Amount   Total
                          ------    ----------  ------    ----------  ------    ----------  ------    ----------  ------ ---------
                                                                   (Dollars in Thousands)
Commercial                $1,499       33.4     $1,517       34.2     $1,478       32.4     $1,450       30.1     $1,207    32.2
Real estate mortgage         717       42.3        628       43.9        786       44.8        690       46.3        609    50.0
Real estate construction      44        1.0         31        0.8         34        1.0         80        1.8         72     2.4
Home equity and
   consumer installment      740       23.3        734       21.1        702       21.8        780       21.8        562    15.4
                          ------     ------     ------     ------     ------     ------     ------      -----     ------   -----
                          $3,000      100.0     $2,910      100.0     $3,000      100.0     $3,000      100.0     $2,450   100.0
                          ------     ------     ------     ------     ------     ------     ------      -----     ------   -----

(1) Represents the percentage of type of loan to total loans outstanding.
--------------------------------------------------------------------------------

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

The following table sets forth the carrying value of the Company's investment securities, both available for sale and held for maturity, as of December 31 for each of the last three years. Securities available for sale are stated at estimated fair value while securities held for maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                             December 31,
                                     ----------------------------
                                       1996      1995      1994
                                     --------  --------  --------
                                            (In Thousands)
U.S. Treasury                        $ 58,447  $ 65,668  $ 75,062
U.S. Government agencies               32,471    32,397    25,714
States and political subdivisions      16,668    17,718    19,453
Other debt securities                   6,447     7,951     7,783
Equity security                         2,926     2,238     1,291
                                     --------  --------  --------
      Totals                         $116,959  $125,972  $129,303
                                     ========  ========  ========


The following tables present the estimated fair values and unrealized gains and losses on investment securities at December 31, 1996:

SECURITIES AVAILABLE FOR SALE

                                            December 31, 1996
                          -----------------------------------------------------
                          Amortized           Gross Unrealized       Estimated
                                            --------------------
                             Cost           Gains         Losses     Fair Value
                          ------------  ------------   -----------  -----------
                                             (In Thousands)
U.S. Treasury             $25,527,311     $  194,284       $ 1,095  $25,720,500
U.S. Government
    agencies               20,803,314         78,340        48,685   20,832,969
States and political
    subdivisions           15,329,500        123,655         4,274   15,448,881
Other debt securities       3,606,461         17,706         2,168    3,621,999
Equity security             1,204,882      1,721,260            --    2,926,142
                          -----------     ----------     ---------  -----------
Totals                    $66,471,468     $2,135,245       $56,222  $68,550,491
                          ===========     ==========     =========  ===========

Proceeds from sales and calls of securities available for sale totalled $4,017,000 and $3,000,000, respectively, during the year ended December 31, 1996. Gross gains of $3,075 and gross losses of $1,950 were realized on those transactions.

SECURITIES HELD TO MATURITY

                                              December 31, 1996
                              --------------------------------------------------
                               Carrying       Gross Unrealized        Estimated
                                            --------------------
                                Value        Gains       Losses      Fair Value
                              --------------------------------------------------

U.S. Treasury                 $32,725,897   $231,547     $52,819     $32,904,625
U.S. Government
    agencies                   11,638,493     93,969      26,775      11,705,687
States and political
    subdivisions                1,218,945      6,709          --       1,225,654
Other debt
    securities                  2,824,709      8,582       1,169       2,832,122
                              -----------   --------     -------     -----------
Totals                        $48,408,044   $340,807     $80,763     $48,668,088
                              ===========   ========     =======     ===========

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
                                        LAKELAND BANCORP, INC., AND SUBSIDIARIES

There were no sales of securities held to maturity during the year ended December 31, 1996. Proceeds from a call of a security held to maturity during the year ended December 31, 1996, totalled $900,000 and resulted in a gross gain of $324.

Securities with a carrying value of approximately $ 7,104,000 at December 31, 1996, were pledged to secure public deposits and for other purposes required by applicable law and regulations.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of all debt securities, both available for sale and held to maturity, as of December 31, 1996:

                                       After         After
                                       1 Year       5 Years
                          Within     But Within   But Within   After 10
                          1 Year       5 Years     10 Years     Years      Total
                         --------    ----------   ----------   --------   -------
                                        (Dollars In Thousands)
U.S. Treasury
     securities:
     Book value           $23,451       $34,995   $      --    $     --    $58,447
     Yield                   5.97%         6.38%         --  %       -- %     6.22%
Obligations of
     U.S. Government
     Agencies:
     Book value           $ 9,416       $23,055   $      --    $     -- %  $32,471
     Yield                   6.26%         6.45%         --  %       -- %     6.39%
Obligations of
     States and
     Political
     Subdivisions:
     Book value           $ 3,764       $12,869   $      35    $     --    $16,668
     Yield                   6.42%         6.00%       9.66%         --  %    6.10%
Other securities:
     Book value           $ 3,438       $ 2,809   $     200    $     --    $ 6,447
     Yield                   6.08%         6.34%       6.50%         --  %    6.21%
                         --------    ----------   ----------   --------    --------
Total book
     value                $40,069       $73,728   $     235    $     --    $114,032
                         ========    ==========   ==========   ========    ========
Weighted
     average yield           6.09%         6.33%       6.97%         --  %    6.25%
                         ========    ==========   ==========   ========    ========


The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of debt securities available for sale as of December 31, 1996:

                                       After         After
                                       1 Year       5 Years
                          Within     But Within   But Within   After 10
                          1 Year       5 Years     10 Years     Years      Total
                         --------    ----------   ----------   --------   -------
                                        (Dollars In Thousands)
U.S. Treasury
     securities:
     Book value           $13,859       $11,861   $       --   $     --   $25,720
     Yield                   6.43%         6.41%          --         -- %    6.42%
Obligations of
     U.S. Government
     Agencies:
     Book value           $ 6,494       $14,339   $       --   $     --   $20,833
     Yield                   6.39%         6.31%          -- %       -- %    6.34%
Obligations of
     States and
     Political
     Subdivisions:
     Book value           $ 3,764       $11,650   $       35   $     --   $15,449
     Yield                   6.42%         6.01%        9.66 %       -- %    6.12%
Other securities:
     Book value           $ 1,316       $ 2,306   $       --   $     --   $ 3,622
     Yield                   6.08%        6.46%              %          %    6.32%
                         --------    ----------   ----------   --------   -------
Total book
     value                $25,433       $40,156   $       35   $     --   $65,624
                         ========    ==========   ==========   ========   =======
Weighted
     average yield           6.40%        6.26%        9.66%         -- %    6.32%
                         ========    ==========   ==========   ========   =======

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of debt securities held to maturity as of December 31, 1996:

                                       After         After
                                       1 Year       5 Years
                          Within     But Within   But Within   After 10
                          1 Year       5 Years     10 Years     Years      Total
                         --------    ----------   ----------   --------   -------
                                        (Dollars In Thousands)
U.S. Treasury
     securities:
     Book value          $ 9,592     $23,134      $       --   $     --   $32,726
     Yield                  5.31%       6.37%             -- %       -- %    6.06%
Obligations of
     U.S. Government
     Agencies:
     Book value          $ 2,922     $ 8,716      $       --   $     --   $11,638
     Yield                  5.95%       6.67%             -- %       -- %    6.49%
Obligations of
     States and
     Political
     Subdivisions:
     Book value          $    --     $ 1,219      $       --   $          $ 1,219
     Yield                    -- %      5.87%             -- %       -- %    5.87%
Other securities:
     Book value          $ 2,122     $   503      $      200   $     --   $ 2,825
     Yield                  6.07%       5.85%            6.50%       -- %    6.07%
                         --------    ----------   ----------   --------   -------
Total book
     value               $14,636     $33,572      $      200   $          $48,408
                         ========    ==========   ==========   ========   =======
Weighted
     average yield          5.55%       6.42%           6.50%        -- %    6.16%
                         ========    ==========   ==========   ========   =======

For further information regarding the Company's investment securities, see Notes to the Company's Consolidated Financial Statements.

Deposits
The following table sets forth the average amounts of various types of deposits for each of the three years ended December 31:

                          1996      1995      1994
                        --------  --------  --------
                               (In Thousands)
Non-interest-bearing
  demand deposits       $ 61,884  $ 56,840  $ 49,609
Interest-bearing
  demand deposits         56,750    53,128    60,794
Savings deposits         105,817   108,734   138,681
Time deposits            101,494    88,169    54,884
                        --------  --------  --------
  Total                 $325,945  $306,871  $303,968
                        ========  ========  ========

As of December 31, 1996, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows ( In thousands):


Three months or less                     $ 6,958
Over three months through six months       1,759
Over six months through twelve months      1,826
Over twelve months                         3,393
                                         -------
     Total                               $13,936
                                         =======

LIQUIDITY

The Company's primary sources of liquidity are deposits, asset maturities, and funds provided from operations. At December 31, 1996, liquid assets, consisting of cash and due from banks, federal funds sold and investment securities that mature within one year, amounted to $63.2 million. The maturity schedule of the investment portfolio, at carrying value, indicates that 35.1% of the debt securities included in the portfolio mature within one year, and 99.79% mature within five years. For additional information regarding the investment portfolio, see Notes to Consolidated Financial Statements.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below:

                                                 Year Ended
                                                 December 31,
                                             ------------------
                                               1996        1995
                                             --------    ------
                                                (In Thousands)
Cash and cash equivalents at
     beginning of period                      $ 33,773   $ 17,511
                                              --------   --------
Operating activities:
     Net income                                  5,061      4,796
     Adjustments to reconcile net income
      to net cash provided by operating
      activities                                 2,549      3,006
                                              --------   --------
Net cash provided by operating
     activities                                  7,610      7,802
Net cash used in investing activities          (30,049)   (11,444)
Net cash provided by financing
     activities                                 11,811     19,904
                                              --------   --------
Net (decrease) increase in cash and
     equivalents                               (10,628)    16,262
                                              --------   --------
Cash and cash equivalents at
     end of period                            $ 23,145   $ 33,773
                                              ========   ========

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES

Cash and cash equivalents decreased by $10.6 million during 1996. The bulk of such decrease resulted from investing activities, which used $30.0 million in cash flow. $35.8 million was invested in the loan portfolio and $2.4 million was invested in premises and equipment. This was partially offset by a $7.8 million net cash inflow produced from the investment portfolio.

Operating activities produced $7.6 million of cash flow, $5.1 million of which was derived from net income.

A total of $11.8 million was provided from financing activities during 1996. A net increase in deposits of $12.1 million and $1.4 million in proceeds received from sales of common stock issued pursuant to the Company's dividend reinvestment and optional cash payment plan were partially offset by cash dividends paid of $1.7 million.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. At December 31, 1996, the Company has out-standing loan origination commitments of $8.2 million. Time deposits that mature in one year or less, at December 31, 1996, totalled $77.4 million. Management believes that a substantial portion of such deposits will remain with the Company.

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i.e., the extent to which assets and liabilities are sensitive to changes in interest rates). Interest rate sensitivity is often measured by the extent to which mismatches or "gaps" occur in the repricing of assets and liabilities within a given time period. Gap analysis is utilized to quantify such mismatches. A "positive" gap results when the amount of earning assets repricing within a given time period exceeds the amount of interest bearing liabilities repricing within that time period. A "negative" gap results when the amount of interest bearing liabilities repricing within a given time period exceeds the amount of earning assets repricing within such time period.

In general, a financial institution with a positive gap in relevant time periods will benefit from an increase in market interest rates and will experience erosion in net interest income if such rates fall. Likewise, a financial institution with a negative gap in relevant time periods will normally benefit from a decrease in market interest rates and will be adversely affected by an increase in rates. By maintaining a balanced interest rate sensitivity position, where interest rate sensitive assets roughly equal interest sensitive liabilities in relevant time periods, interest rate risk can be limited. At December 31, 1996, the Company had a positive interest gap at the one year or less time period.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES

The following table sets forth the estimated maturity/repricing structure of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The table does not assume any prepayment of fixed-rate loans. The Company has assumed that all interest-bearing demand accounts and savings accounts will reprice or mature within five years. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loan and withdrawal of deposits, is beyond the Company's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

                                                                        December 31, 1996
                                                        -------------------------------------------------
                                                                   More
                                                                   Than        More
                                                                   Three       Than
                                                         Three     Months     1 Year      More
                                                        Months     Through    Through     Than
                                                        Or Less    One Year   5 Years    5 Years    Total
                                                        -------   ---------   -------    -------    -----
                                                                      (Dollars in Thousands)
Interest-earning assets:
     Loans (1)
     Adjustable and floating rate commercial            $29,848   $   --     $   --     $   --     $ 29,848
     Fixed rate commercial                                5,067      9,888     28,178      2,602     45,735
     Real estate mortgage                                 3,361      7,297     41,741     42,696     95,095
     Real estate construction                             1,272        914       --         --        2,186
     Installment and other                                8,298      7,535     25,722     11,530     53,085
     Investment securities                               14,271     28,724     73,729        235    116,959
     Other investments (2)                                3,612       --         --         --        3,612
                                                        -------   --------   --------   --------   --------
       Total interest-earning assets                     65,729     54,358    169,370     57,063    346,520
                                                        -------    -------   --------    -------   --------
Interest-bearing liabilities:
     Deposits:
     Interest-bearing demand                              2,835      5,802     49,387       --       58,024
     Savings                                              5,282     10,640     89,718       --      105,640
     Time                                                35,801     41,581     31,691       --      109,073
                                                        -------    -------   --------   --------   --------
       Total interest-bearing liabilities                43,918     58,023    170,796       --      272,737
                                                        -------    -------   --------   --------   --------
GAP during the period                                   $21,811    $(3,665)  $ (1,426)   $57,063   $ 73,783
                                                        =======    =======   ========    =======   ========
Cumulative GAP                                          $21,811    $18,146   $ 16,720    $73,783
                                                        =======    =======   ========    =======
Interest-sensitive assets as a percent of interest-
     sensitive liabilities (cumulative)                  153.15%    117.80%    106.13%    127.05%
Cumulative interest-sensitive assets as
     a percent of total assets                            17.41      31.81      76.67      91.78
Ratio of GAP to total assets                               5.78      (0.97)     (0.38)     15.11
Ratio of cumulative GAP to total assets                    5.78       4.81       4.43      19.54

(1) Loans are stated net of unearned income.
(2) Other investments consist of federal funds sold and interest-bearing deposits in banks.
--------------------------------------------------------------------------------

CAPITAL RESOURCES

Stockholders' equity increased $4.8 million to $36.8 million at December 31, 1996, from $32.0 million at December 31, 1995, reflecting net proceeds of $1.4 million from issuances of common stock, net income during the year of $5.1 million, dividends to stockholders of $1.7 million, and an unrealized gain, net of deferred income taxes, on securities available for sale of $49,000.

The FDIC's risk-based capital policy statement imposes a minimum capital standard on insured banks. The minimum ratio of risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for loan losses. The Federal Reserve Board has adopted a similar risk-based capital guideline for the Company which is computed on a consolidated basis.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES

In addition, the bank regulators have adopted minimum leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for financial institutions. These guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

The following table reflects the Company's capital ratios as of December 31, 1996:

Risk-Based Capital Ratios:

                                     Amount   Ratio
                                     -------  -----
Actual Tier I Capital                $35,576  17.01%
Tier I Capital minimum amount          8,365   4.00
                                     -------  -----
Excess                               $27,211  13.01%
                                     -------  -----
Actual Combined Tier I and
   Tier II Capital                   $38,195  18.26%
Combined Tier I and Tier II
   Capital minimum requirement        16,730   8.00
                                     -------  -----
Excess                               $21,465  10.26%
                                     =======  =====

Leverage Ratio:
Actual Tier I Capital to average
   fourth quarter assets             $35,576   9.53%
Minimum leverage target *               *       *
                                    --------  -----
Excess                              $   *       *  %
                                    ========  =====


* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of December 31, 1996.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Condition    LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

                                                        December 31,
                                               ------------------------------
ASSETS                                             1996              1995
                                               ------------------------------
Cash and due from banks                        $ 20,395,240     $ 16,448,253
Federal funds sold                                2,750,000       17,325,000
     Cash and cash equivalents                   23,145,240       33,773,253
Securities available for sale,
  at estimated fair value                        68,550,491       79,197,499
Securities held to maturity;
  estimated fair value of
  $48,668,000 in 1996 and $47,416,000 in 1995    48,408,044       46,774,150
Loans                                           222,949,524      187,812,123
Premises and equipment                            9,798,976        8,170,123
Accrued interest receivable                       3,485,531        3,626,861
Other assets                                      1,206,974        1,307,159
                                               ------------     ------------
     Total assets                              $377,544,780     $360,661,168
                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
     Non-interest-bearing demand               $ 67,346,528     $ 62,590,393
     Savings and interest-bearing demand        161,746,887      162,567,499
     Club accounts                                1,917,278        2,306,027
     Time                                        95,137,066       86,398,671
     Time of $100,000 and over                   13,935,937       14,079,311
                                               ------------     ------------
       Total deposits                           340,083,696      327,941,901
                                               ============     ============
Other liabilities                                   641,729          679,446
                                               ------------     ------------
       Total liabilities                        340,725,425      328,621,347
                                               ============     ============
Commitments                                           --               --

STOCKHOLDERS' EQUITY

Common stock (par value $2.50 per share):
     Authorized shares 7,050,819 in 1996
      and 6,912,568 in 1995;
     issued and outstanding shares 3,375,590
      in 1996 and 3,246,954 in 1995               8,438,975        8,117,385
Surplus                                          19,190,852       16,551,493
Undivided profits                                 7,946,013        6,176,754
Unrealized gain on securities available for
 sale, net                                        1,243,515        1,194,189
                                               ------------     ------------
     Total stockholders' equity                  36,819,355       32,039,821
                                               ============     ============
     Total liabilities and stockholders'
                                               ------------     ------------
       equity                                  $377,544,780     $360,661,168
                                               ============     ============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income       LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                                 ---------------------------------------
INTEREST INCOME:                                                    1996          1995          1994
                                                                 ---------------------------------------
Loans and fees                                                   $17,790,093   $15,917,445   $13,751,881
Federal funds sold                                                   488,119       555,629       325,883
Investment securities:
     U.S. Treasury                                                 3,741,815     4,313,807     4,877,085
     U.S. Government agencies                                      2,130,249     1,686,565     1,782,778
     States and political subdivisions                               789,740       839,108       987,314
     Other                                                           534,412       534,944       459,141
                                                                 -----------   -----------   -----------
     Total interest income                                        25,474,428    23,847,498    22,184,082
                                                                 ===========   ===========   ===========
INTEREST EXPENSE:
Deposits                                                           9,695,746     9,100,671     7,604,150
Borrowed money                                                            --        13,318         3,285
                                                                 -----------   -----------   -----------
     Total interest expense                                        9,695,746     9,113,989     7,607,435
                                                                 ===========   ===========   ===========
     Net interest income                                          15,778,682    14,733,509    14,576,647
PROVISION FOR LOAN LOSSES                                            533,727       128,706       225,436
                                                                 -----------   -----------   -----------
     Net interest income after provision for loan losses          15,244,955    14,604,803    14,351,211
                                                                 ===========   ===========   ===========
OTHER INCOME:
Service charges on deposit accounts                                1,809,861     1,592,363     1,538,894
Gain on sales and calls of securities                                  1,450        11,105         5,749
Other                                                                422,913       379,255       367,790
                                                                 -----------   -----------   -----------
     Total other income                                            2,234,224     1,982,723     1,912,433
                                                                 ===========   ===========   ===========
OTHER EXPENSES:
Salaries and benefits                                              5,457,151     5,296,717     4,980,117
Occupancy expense, net                                             1,179,432     1,026,169     1,079,040
Furniture and equipment expense                                      813,648       894,065       814,007
Federal deposit insurance                                              2,000       351,704       663,860
Stationery, supplies and postage                                     660,004       586,037       457,295
Other                                                              1,671,294     1,349,981     1,263,336
                                                                 -----------   -----------   -----------
     Total other expenses                                          9,783,529     9,504,673     9,257,655
                                                                 ===========   ===========   ===========
INCOME BEFORE INCOME TAXES                                         7,695,650     7,082,853     7,005,989
INCOME TAXES                                                       2,634,310     2,286,673     2,175,283
                                                                 -----------   -----------   -----------
     NET INCOME                                                  $ 5,061,340   $ 4,796,180   $ 4,830,706
                                                                 ===========   ===========   ===========
Net income per common share                                            $1.51         $1.46         $1.48
Weighted average number of common shares outstanding               3,345,798     3,290,173     3,256,778

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES

                                                                            Unrealized
                                                                            Gain (Loss)
                                                                           on Securities                                  Total
                                                Number of      Common        Available                     Undivided   Stockholders'
                                                 Shares         Stock       for sale, Net    Surplus        Profits       Equity
                                               -----------   ------------  --------------  ------------  -----------  --------------
   Balance, December 31, 1993                    1,378,583    $ 3,446,457   $       --      $14,230,000   $5,392,783   $23,069,240
Net income                                             --             --            --              --     4,830,706     4,830,706
Unrealized loss, net
   of deferred taxes,
   on securities
   available for sale                                  --             --        (804,488)           --           --       (804,488)
Stock dividend                                     138,248        345,621            --       3,248,828   (3,594,449)          --
Stock issuances                                     10,300         25,750            --         258,050          --        283,800
Cash dividend                                          --             --             --             --    (1,218,215)   (1,218,215)
                                                ----------  -------------  ------------  --------------  ------------  ------------
   Balance, December 31, 1994                    1,527,131      3,817,828      (804,488)     17,736,878     5,410,825    26,161,043
                                                ==========  =============  ============  ==============  ============  ============

Net income                                             --             --            --              --      4,796,180     4,796,180
Unrealized gain, net
   of deferred taxes,
   on securities
   available for sale                                  --             --      1,998,677             --            --      1,998,677
Stock dividend                                   1,696,523      4,241,307           --       (1,783,835)   (2,457,472)          --
Stock issuances                                     23,300         58,250           --          598,450           --        656,700

Cash dividend                                          --             --            --              --     (1,572,779)   (1,572,779)
                                                ----------  -------------  ------------  --------------  ------------  ------------
   Balance, December 31, 1995                    3,246,954      8,117,385     1,194,189      16,551,493     6,176,754    32,039,821
                                                ==========  =============  ============  ==============  ============  ============


Net income                                             --             --            --              --      5,061,340     5,061,340
Unrealized gain, net
   of deferred taxes,
   on securities
   available for sale                                  --             --         49,326             --            --         49,326
Stock dividend                                      66,185        165,462           --        1,422,978    (1,588,440)          --
Stock issuances                                     62,451        156,128           --        1,216,381           --      1,372,509
Cash dividend                                          --             --            --              --     (1,703,641)   (1,703,641)
                                                ----------  -------------  ------------  --------------  ------------  ------------
   Balance, December 31, 1996                    3,375,590    $ 8,438,975    $1,243,515     $19,190,852   $ 7,946,013   $36,819,355
                                                ==========  =============  ============  ==============  ============  ============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows   LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

                                                               Year Ended December 31,
                                                   --------------------------------------------
Cash flows from operating activities:                  1996            1995            1994
                                                   --------------------------------------------
     Net income                                    $   5,061,340    $ 4,796,180    $  4,830,706
     Adjustments to reconcile net income to
      net cash provided
       by operating activities:
     Net amortization of premiums, discounts
      and deferred loan fees and costs                 1,330,563      1,754,252       2,280,660
     Depreciation and amortization of premises
      and equipment                                      800,932        882,146         818,013
     Provision for loan losses                           533,727        128,706         225,436
     Gain on sales and calls of securities                (1,450)       (11,105)         (5,749)
     Gain on dispositions of premises and equipment      (54,452)           --          (13,165)
     Loss (gain) on sales of other real estate owned      24,468            --           (8,213)
     Deferred federal income tax (benefit)               (87,890)      (183,090)       (196,789)
     Decrease in accrued interest receivable             141,330         36,284          14,550
     (Increase) decrease in other assets                (100,455)        24,329         (149,821)
     (Decrease) increase in other liabilities            (37,717)       374,060           82,082
        Net cash provided by operating activities      7,610,396      7,801,762        7,877,710
Cash flows from investing activities:
     Proceeds from repayments on and
      maturities of securities available for sale     21,513,182     21,194,096       13,048,853
     Proceeds from calls of securities
      available for sale                               3,000,000      1,499,840          300,000
     Proceeds from sales of securities
      available for sale                               4,017,037      5,086,032        7,222,807
     Purchases of securities available for sale      (18,555,204)   (20,302,151)     (15,303,244)
     Proceeds from repayments on and
      maturities of securities held to maturity       13,311,751     10,654,284        9,809,084
     Proceeds from calls of securities held to
      maturity                                           900,000        100,000              --
     Purchases of securities held to maturity        (16,406,358)   (13,232,285)     (12,333,305)
     Net increase in loans                           (35,797,739)   (16,084,208)     (26,847,513)
     Purchase of loans                                       --        (500,000)             --
     Sale of loans and participation interest in loan        --         703,281           22,757
     Loan recoveries                                      32,278        145,070          116,663
     Proceeds from dispositions of premises and
      equipment                                           64,539             --           30,877
     Additions to premises and equipment              (2,439,872)      (790,468)        (969,442)
     Proceeds from sales of and payments on
      other real estate owned                            311,314         82,299           34,502
     Net cash used in investing activities           (30,049,072)   (11,444,210)    ( 24,868,461)
Cash flows from financing activities:
     Net increase in deposits                         12,141,795     20,820,558        9,820,539
     Proceeds from common stock issuances              1,372,509        656,700          283,800
     Cash dividends paid on common stock              (1,703,641)    (1,572,779)      (1,218,215)
     Net cash provided by financing activities        11,810,663     19,904,479        8,886,124
Net (decrease) increase in cash and cash
 equivalents                                         (10,628,013)    16,262,031       (8,104,627)
Cash and cash equivalents - beginning                 33,773,253     17,511,222       25,615,849
Cash and cash equivalents - ending                   $23,145,240    $33,773,253      $17,511,222
Supplemental schedule of noncash investing and
 financing activities:
     Transfer of securities held to maturity
      to securities available for sale               $       --     $       --       $92,666,375
     Unrealized (loss) gain, net of deferred
      income taxes, on securities
       available for sale:
       Upon initial application of Statement of
         Financial Accounting Standards No. 115
         on January 1, 1994                                   --             --        1,872,000
       Subsequent changes                                 49,326      1,998,677       (2,676,488)
     Charge-off of loans receivable to
      allowance for loan losses                          476,005        363,776          342,099
     Transfer of loans receivable to
      other real estate owned                             80,394         70,254          291,833
     Loan to facilitate the sale of
      other real estate owned                                --         148,750           94,500
     Stock dividend                                    1,588,440      2,457,472        3,594,449
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
     Income taxes (federal and state)              $   2,836,080   $  2,543,672     $  2,522,692
     Interest                                          9,725,537      8,778,774        7,559,032

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
                                        LAKELAND BANCORP, INC., AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds sold are for one-day periods.

SECURITIES

Investments in debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities nor as held to maturity securities, are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in a separate component of stockholders' equity. Premiums and discounts on all securities are amortized / accreted using the interest method. Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, is recognized in the consolidated financial statements when earned. The adjusted cost basis of an identified security sold or called is used for determining security gains and losses recognized in the consolidated statements of income.

LOANS

Loans are stated at the amount of unpaid principal less unearned income, which includes unearned interest and net deferred loan origination fees, and the allowance for loan losses. Interest on commercial, mortgage and simple interest installment loans is recognized as income based on the loan principal outstanding. Interest on discounted installment loans is credited to income based on a method which approximates the actuarial method. Recognition of interest on the accrual method is generally discontinued when factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to an accrual status when factors indicating doubtful collectibility no longer exist.

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

Effective January 1, 1995, the Bank adopted Financial Accounting Standards Board ("FASB") Statements No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The provisions of these statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value, and to all loans that are renegotiated in a troubled debt restructuring involving a modification of terms.

Notes to Consolidated Financial Statements
                                        LAKELAND BANCORP, INC., AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

PREMISES AND EQUIPMENT

Land is carried at cost. Buildings, building improvements, furniture, fixtures and equipment and leasehold improvements are carried at cost less accumulated depreciation and amort-ization. Depreciation and amortization charges are computed on the straight-line method over the following estimated useful lives:

     Buildings and building improvements  10 to 50 years
     Furniture, fixtures and equipment    2 to 30 years
     Leasehold improvements               Shorter of useful
                                          life or term of lease

Significant renewals and betterments are charged to the premises and equipment account. Maintenance and repairs are charged to expense in the years incurred. Rental income is netted against occupancy expense in the consolidated statements of income.

INCOME TAXES

The Corporation uses the accrual basis of accounting for financial and income tax reporting. Provisions for income taxes in the consolidated financial statements differ from the amounts reflected in the Corporation's income tax returns due to temporary differences in the reporting of certain items, primarily depreciation and the provision for loan losses, for financial reporting and income tax reporting purposes. The income tax provisions shown in the consolidated financial statements relate to items of income and expense in those statements irrespective of temporary variances for income tax return purposes. The tax effect of these temporary variances is accounted for as deferred income taxes applicable to future years.

The Corporation and its subsidiaries file consolidated federal income tax returns with the amount of income tax expense or benefit computed and allocated on a separate return basis.

NET INCOME PER COMMON SHARE

Net income per share of common stock is calculated based on the weighted average number of shares of common stock out-standing during the period. On May 24, 1995, the Corporation's Board of Directors authorized a 5% stock dividend, which was distributed on June 30, 1995. On September 13, 1995, the Corporation's Board of Directors authorized a 100% stock dividend, which was distributed on October 25, 1995. On October 30, 1996, the Corporation's Board of Directors authorized a 2% stock dividend, which was distributed on December 10, 1996. Net income per common share has been retroactively restated to give effect to the stock dividends.

INTEREST-RATE RISK

The Corporation, through the Bank, is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate and, to a lesser extent, commercial and consumer loans. Additionally, such funds are utilized to purchase investment securities. The potential for interest-rate risk exists as a result of the differences in the duration of the Corporation's interest-sensitive liabilities compared to its interest-sensitive assets. In a changing interest rate environment, liabilities will reprice at different speeds and to different degrees than assets, thereby impacting net interest income. For this reason, management regularly monitors the maturity structure of the Corporation's assets and liabilities in order to measure its level of interest-rate risk and plan for future volatility.

RECLASSIFICATION

Certain amounts for the years ended December 31, 1995 and 1994 have been reclassified to conform to the current year's presentation.

Notes to Consolidated Financial Statements
                                        LAKELAND BANCORP, INC., AND SUBSIDIARIES
--------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE

                                               December 31, 1996
                           -----------------------------------------------------
                            Amortized          Gross Unrealized        Carrying
                                             -------------------
                              Cost           Gains        Losses         Value
                           -----------    -----------  ------------   ----------
U.S. Treasury              $25,527,311   $   194,284   $     1,095  $ 25,720,500
U.S. Government
    agencies                20,803,314        78,340        48,685    20,832,969
States and political
    subdivisions            15,329,500       123,655         4,274    15,448,881
Other debt securities        3,606,461        17,706         2,168     3,621,999
Equity security              1,204,882     1,721,260            --     2,926,142
                           -----------   -----------   -----------   -----------
                           $66,471,468   $ 2,135,245   $    56,222   $68,550,491
                           ===========   ===========   ===========   ===========


                                               December 31, 1995
                           -----------------------------------------------------
                            Amortized          Gross Unrealized        Carrying
                                             -------------------
                              Cost           Gains        Losses         Value
                           -----------    -----------  ------------   ----------
U.S. Treasury              $35,579,991   $   494,926   $    24,573  $ 36,050,344
U.S. Government agencies    19,762,429       190,384            --    19,952,813
States and political
    subdivisions            16,168,610       363,572        60,684    16,471,498
Other debt securities        4,485,032        39,005        38,830     4,485,207
Equity security              1,204,882     1,032,755            --     2,237,637
                           -----------   -----------   -----------   -----------
                           $77,200,944   $ 2,120,642   $   124,087   $79,197,499
                           ===========   ===========   ===========   ===========


                                               December 31,
                           -----------------------------------------------------
                                     1996                         1995
                           ------------------------    -------------------------
                            Amortized     Carrying      Amortized     Carrying
                              Cost          Value         Cost          Value
                           -----------   ----------    -----------   -----------
Due in one year or less    $25,339,254   $25,433,405   $29,443,072   $29,693,695
Due after one year
  through five years        39,892,332    40,155,944    46,512,990    47,226,167
Due after five years
    through ten years           25,000        25,000        25,000        25,000
Due after ten years             10,000        10,000        15,000        15,000
Equity Security              1,204,882     2,926,142     1,204,882     2,237,637
                           -----------   -----------   -----------   -----------
                           $66,471,468   $68,550,491   $77,200,944   $79,197,499
                           ===========   ===========   ===========   ===========

Proceeds from sales and calls of securities available for sale totalled $4,017,037 and $3,000,000, respectively, during the year ended December 31, 1996. Gross gains of $3,075 and gross losses of $1,950 were realized on those transactions. Proceeds from sales and calls of securities available for sale totalled $5,086,032 and $1,499,840, respectively, during the year ended December 31, 1995. Gross gains of $16,774 and gross losses of $5,759 were realized on those transactions. Proceeds from sales and calls of securities available for sale totalled $7,222,807 and $300,000, respectively, during the year ended December 31, 1994. Gross gains of $10,467 and gross losses of $4,718 were realized on those transactions.

Securities with a carrying value of approximately $7,104,000 and $17,869,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.


SECURITIES HELD TO MATURITY

                                                   December 31, 1996
                               -----------------------------------------------------
                               Amortized           Gross Unrealized       Estimated
                                             --------------------------
                                 Cost             Gains        Losses     FairValue
                               -----------------------------------------------------
U.S. Treasury                  $32,725,897   $   231,547   $    52,819   $32,904,625
U.S. Government agencies        11,638,493        93,969        26,775    11,705,687
States and political
    subdivisions                 1,218,945         6,709            --     1,225,654
Other                            2,824,709         8,582         1,169     2,832,122
                               -----------   -----------   -----------  ------------
                               $48,408,044   $   340,807   $    80,763  $ 48,668,088
                               ===========   ===========   ===========  ============

                                                   December 31, 1995
                               -----------------------------------------------------
                               Amortized           Gross Unrealized       Estimated
                                             --------------------------
                                 Cost             Gains        Losses     FairValue
                               -----------------------------------------------------
U.S. Treasury                  $29,618,315   $   363,177   $       461   $29,981,031
U.S. Government agencies        12,443,474       234,035           790    12,676,719
States and political
    subdivisions                 1,245,975        35,815         2,720     1,279,070
Other                            3,466,386        15,384         2,261     3,479,509
                               -----------   -----------   -----------  ------------
                               $46,774,150   $   648,411   $     6,232  $ 47,416,329
                               ===========   ===========   ===========  ============
                                                     December 31,
                               -----------------------------------------------------
                                          1996                      1995
                               --------------------------  -------------------------
                               Amortized      Estimated     Amortized     Estimated
                                 Cost         Fair Value      Cost        Fair Value
                               -----------   -----------   -----------  ------------
Due in one year or less        $14,636,079   $14,628,059   $13,447,140  $13,582,192
Due after one year
 through five years             33,571,965    33,837,966    33,127,010   33,632,199
Due after ten years                200,000       202,063       200,000      201,938
                               -----------   -----------   -----------  ------------
                               $48,408,044   $48,668,088   $46,774,150   $47,416,329
                               ===========   ===========   ===========  ============

There were no sales of securities held to maturity during the years ended December 31, 1996, 1995 and 1994. Proceeds from calls of securities held to maturity during the years ended December 31, 1996 and 1995 totalled $900,000 and $100,000, respectively, and resulted in gross gains of $325 and $90, respectively.

Notes to Consolidated Financial Statements
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

LOANS
                                               December 31,
                                      --------------------------
                                          1996           1995
                                      ------------  ------------
Commercial                            $ 75,527,719  $ 65,190,372
Construction                             2,186,190     1,534,682
Mortgage                                95,538,215    83,688,515
Home equity and improvement             42,141,007    27,841,445
Consumer installment                    10,626,770    12,559,074
                                      ------------  ------------
                                       226,019,901   190,814,088
                                      ------------  ------------
Less: Unearned income                       70,377        91,965
         Allowance for loan losses       3,000,000     2,910,000
                                      ------------  ------------
                                         3,070,377     3,001,965
                                      ------------  ------------
                                      $222,949,524  $187,812,123
                                      ============  ============

At December 31, 1996, 1995 and 1994, loans serviced by the Bank for the benefit of others totalled approximately $849,000, $886,000 and $641,000, respectively.

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

                                         December 31,
                                  -----------------------
                                   1996    1995     1994
                                  ------  -------  ------
Non-accrual                       $1,308   $1,545   $1,501
Renegotiated                       2,567    2,325    1,740
                                  ------   ------  -------
                                  $3,875   $3,870   $3,241
                                  ======   ======  =======

The impact of non-performing loans on interest income is as follows (in thousands):

                                   Year Ended December 31,
                                  ------------------------
                                   1996     1995     1994
                                  ------  --------  ------
Interest income if performing
    in accordance with original
    terms                         $ 367   $    397  $  341
Interest income actually
    recorded                        219        193     179
                                  -----   --------  ------
Interest income lost              $ 148   $    204  $  162
                                  =====   ========  ======


The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans, at December 31, 1996, were current as to principal and interest payments, and do not involve more than normal risk of collectibility.

A summary of lending activity with respect to such persons who had borrowings of $60,000 or more, is as follows:


                                      Year Ended December 31,
                                     -------------------------
                                        1996          1995
                                     -----------   -----------
Balance - beginning                  $10,991,775   $10,629,002
Loans originated                       8,339,438     7,869,057
Repayments                            (7,361,799)   (7,589,679)
Other changes                              --           83,395
                                     -----------   -----------
Balance - ending                     $11,969,414   $10,991,775
                                     ===========   ===========


ALLOWANCE FOR LOAN LOSSES

                                              Year Ended December 31,
                                     ---------------------------------------
                                         1996          1995          1994
                                     -----------   -----------    ----------
Balance - beginning                  $ 2,910,000   $ 3,000,000    $3,000,000
Provision for loan losses                533,727       128,706       225,436
Loans charged off                       (476,005)     (363,776)     (342,099)
Recoveries                                32,278       145,070       116,663
                                     -----------   -----------    ----------
Balance - ending                     $ 3,000,000   $ 2,910,000    $3,000,000
                                     ===========   ===========    ==========

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:


                                                   December 31,
                                           ----------------------------
                                              1996              1995
                                           ----------        ----------
Recorded investment in impaired loans:
    With recorded allowances               $2,513,216        $1,920,196
    Without recorded allowances               457,320           472,098
                                           ----------        ----------
         Total impaired loans               2,970,536         2,392,294
    Related allowance for loan losses         684,655           378,528
                                           ----------        ----------
         Net impaired loans                $2,285,881        $2,013,766
                                           ==========        ==========


For the years ended December 31, 1996 and 1995, the average recorded investment in impaired loans totalled $2,757,000, and $1,678,000, respectively. Interest income recognized on such loans during the time each was impaired totalled $129,000 and $60,000, respectively, none of which was recorded on the cash basis.

Notes to Consolidated Financial Statements
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

PREMISES AND EQUIPMENT
                                             December 31,
                                       -----------------------
                                           1996        1995
                                       -----------  ----------
Land                                   $ 2,663,710  $1,061,508
Buildings and building improvements      5,693,629   5,693,629
Leasehold improvements                     890,655     663,439
Furniture, fixtures and equipment        3,636,544   4,317,201
                                       -----------  ----------
                                        12,884,538  11,735,777
Less accumulated depreciation and
    amortization                         3,085,562   3,565,654
                                       -----------  ----------
                                       $ 9,798,976  $8,170,123
                                       ===========  ==========


Included in land at December 31, 1996, is $1,431,702 related to properties purchased during the year then ended which have not yet been placed in service. Management intends to use such properties for future expansion of the Bank's branch network.

INCOME TAXES

Income tax assets are reflected in the consolidated statements of condition under the caption "other assets" and are summarized as follows:


                                   December 31,
                               -------------------
                                 1996       1995
                               --------   --------
Prepaid state                  $394,401   $404,000
Current federal                 116,051         85
Deferred federal and state      343,334    288,586
                               --------   --------
                               $853,786   $692,671
                               ========   ========

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                 December 31,
                                            ---------------------
                                               1996       1995
                                            ---------- ----------
Deferred tax assets:
     Allowance for loan and real estate
        losses in excess of tax reserves    $1,018,377 $  993,123
     Non-accrued interest                       90,497     92,262
     Depreciation                               27,012         --
     Other                                      54,353     33,159
                                            ---------- ----------
                                             1,190,239  1,118,544
                                            ========== ==========

Deferred tax liabilities:
     Unrealized gain on securities
        available for sale                     835,508    802,366
     Depreciation                                   --     17,650
     Other                                      11,397      9,942
                                            ---------- ----------
                                               846,905    829,958
                                            ---------- ----------
Net deferred tax assets                     $  343,334 $  288,586
                                            ========== ==========


The components of income taxes are summarized as follows:


                   Year Ended December 31,
            ------------------------------------
               1996         1995         1994
            ----------   ----------   ----------
Current     $2,722,200   $2,469,763   $2,372,072
Deferred       (87,890)    (183,090)    (196,789)
            ----------   ----------   ----------
            $2,634,310   $2,286,673   $2,175,283
            ==========   ==========   ==========

The following table presents a reconciliation between the reported income taxes and the income taxes that would have been computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                    Year Ended December 31,
                            -------------------------------------------------------------------------
                                    1996                    1995                        1994
                            --------------------    ----------------------     ----------------------
                              Amount     Percent      Amount       Percent       Amount       Percent
                              ------     -------      ------       -------       ------       -------
Federal income tax          $2,616,521     34.00    $2,408,170       34.00     $2,382,036       34.00
Add (deduct)
     effect of:
     Non-taxable
        interest
        income,
        net                   (236,139)    (3.07)     (252,248)      (3.56)      (304,261)      (4.34)
     State income tax,
        net of
        federal income
        tax effect             251,690      3.27       200,084        2.82         54,595         .78
     Other items, net            2,238       .03       (69,333)       (.98)        42,913         .61
                            ----------   -------    ----------    --------     ----------    --------
                            $2,634,310     34.23    $2,286,673       32.28     $2,175,283       31.05
                            ==========   =======    ==========    ========     ==========    ========

PROFIT SHARING PLAN

The Bank has a profit sharing plan for all eligible employees. The plan meets the requirements of the Employee Retirement Income Security Act of 1974. The Bank's annual contribution to the plan is determined by the Board of Directors with the maximum amount being the maximum tax deduction permitted for that year under the Internal Revenue Code. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement or, at the discretion of the plan committee, upon termination of employment.
The cost of the plan charged to expense for each of the years ended December 31, 1996, 1995 and 1994 was approximately $200,000.

DIRECTORS RETIREMENT PLAN

The Board of Directors of the Corporation adopted a plan, effective January 1, 1996, which provides that any director having attained age 72 (75 for directors active as of the date of plan inception) and having completed fifteen years of service may retire and continue to be paid for a period of ten years at a rate of $5,000, $7,500 or $10,000 per annum, depending upon years of credited service. This plan is unfunded. The following tables present the status of the plan at December 31, 1996 and the components of net periodic plan cost for the year then ended:

Notes to Consolidated Financial Statements
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

Actuarial present value of benefit obligation:
     Vested                                                  $ 253,027
     Nonvested                                                     567
                                                             ---------
                                                             $ 253,594
                                                             =========
Projected benefit obligation                                 $ 258,857

Unrecognized prior service cost
     being amortized over fifteen years                       (224,532)
                                                             ---------
Accrued plan cost included in other liabilities              $  34,325
                                                             =========

Net periodic plan cost included the following components:
     Service cost                                            $   1,754
     Interest cost                                              16,935
     Amortization of prior service cost                         15,636
                                                             ---------
Net periodic plan cost included in other expenses            $  34,325
                                                             =========

A discount rate of 7% was assumed in the plan valuation. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

COMMITMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit polices in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank had commitments to extend credit as follows (in thousands):

                                         December 31,
                                       ----------------
                                        1996      1995
                                       -------  -------
Commitments to originate loans:
     Commercial                        $ 4,887  $ 6,824
     Mortgage                            1,359    2,589
     Consumer including home equity        818      843
Construction loans in process            1,140      393
Unused amounts under approved lines
     of credit:
     Commercial                         22,466   22,528
     Home Equity                         4,990    5,212
     Unsecured consumer                  1,144    1,167
                                       -------  -------
                                       $36,804  $39,556
                                       =======  =======

The commitments to originate loans and amounts to be funded under construction loans in process are predominantly for loans which will carry fixed interest rates. Amounts drawn on the unused home equity and commercial lines of credit are predominantly assessed interest at rates which fluctuate with the prime rate, while amounts drawn on the unused unsecured consumer lines are assessed interest at 14.9%.

Commitments under standby letters of credit aggregated approximately $1,585,000 at December 31, 1996, of which $1,581,000 and $4,000 expire in 1997 and 1998, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

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

Rentals under long-term operating leases amounted to approximately $151,000, $123,000 and $122,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2008 are as follows:

                  December 31,        Amount
               ------------------  ------------
                     1997          $ 241,438
                     1998            241,438
                     1999            166,379
                     2000            144,870
                     2001            144,870
               Thereafter            813,260
                                   ---------
                                  $1,752,255
                                  ==========

Notes to Consolidated Financial Statements
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

The Corporation and its subsidiaries are also subject to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

DIVIDEND LIMITATION

A limitation exists on the ability of the Bank to pay dividends to the Corporation. State of New Jersey Banking laws specify that no dividend shall be paid by the Bank on its capital stock unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the Bank. Under this limitation, approximately $29.3 million was available for payments of dividends as of December 31, 1996.

LAKELAND BANCORP, INC. (PARENT COMPANY ONLY)
Condensed financial statements of the Corporation (Parent Company only) follow:

STATEMENTS OF CONDITION

                                                      December 31,
                                               -----------------------
                                                   1996        1995
                                               -----------  ----------
Assets:
     Cash and due from banks                   $   214,124   $   158,907
     Securities available for sale               2,926,142     2,237,638
     Investment in subsidiaries                 33,747,019    29,612,649
     Other assets                                  623,801       445,666
                                               -----------   -----------
         Total assets                          $37,511,086   $32,454,860
                                               -----------   -----------
Liabilities:
     Deferred income taxes                     $   691,731   $   415,039
Stockholders' equity                            36,819,355    32,039,821
                                               -----------   -----------
Total liabilities and stockholders' equity     $37,511,086   $32,454,860
                                               ===========   ===========

                             STATEMENTS OF INCOME


                                                        Year Ended December 31,
                                               ---------------------------------------
                                                   1996          1995          1994
                                               -----------   -----------   -----------
Dividends from subsidiary bank                 $   568,021   $ 1,347,131   $ 2,203,344
Other expenses                                       3,493            40            40
                                               -----------   -----------   -----------
Income before income tax expense (benefit)         564,528     1,347,091     2,203,304
Income tax expense (benefit)                            44           112            (8)
                                               -----------   -----------   -----------
Income before undistributed
    earnings of subsidiaries                       564,484     1,346,979     2,203,312
Equity in undistributed earnings
    of subsidiaries                              4,496,856     3,449,201     2,627,394
                                               -----------   -----------   -----------
Net income                                     $ 5,061,340   $ 4,796,180   $ 4,830,706
                                               ===========   ===========   ===========

STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                               ---------------------------------------
                                                  1996          1995          1994
                                               ----------    ----------    -----------
Cash flows from operating activities:
     Net income                                $ 5,061,340   $ 4,796,180   $ 4,830,706
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
         (Increase) in other assets               (178,135)     (280,211)     (125,508)
     Equity in undistributed earnings of
       subsidiaries                             (4,496,856)   (3,449,201)   (2,627,394)
                                              ------------   -----------   -----------
         Net cash provided by operating
             activities                            386,349     1,066,768     2,077,804
                                               -----------   -----------   -----------
Cash flows from investing activities:
     Purchase of securities available
        for sale                                        --            --    (1,204,882)
                                               -----------   -----------   -----------
     Net cash (used in)
         investing activities                           --            --    (1,204,882)
                                               -----------   -----------   -----------
Cash flows from financing activities:
     Proceeds from issuances of
     common stock                                1,372,509       656,700       283,800
     Cash dividends paid on
     common
     stock                                      (1,703,641)   (1,572,779)   (1,218,215)
                                               -----------   -----------   -----------
     Net cash (used in)
     financing activities                         (331,132)     (916,079)     (934,415)
                                               -----------   -----------   -----------
Net increase (decrease) in cash
     and cash equivalents                           55,217       150,689       (61,493)
Cash and cash
     equivalents - beginning                       158,907         8,218        69,711
                                               -----------   -----------   -----------
Cash and cash
     equivalents - ending                      $   214,124   $   158,907   $     8,218
                                               ===========   ===========   ===========

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

Notes to Consolidated Financial Statements
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

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

COMMITMENTS

The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The carrying values and estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                            December 31,
                             ------------------------------------------
                                    1996                  1995
                             ------------------------------------------
                             Carrying  Estimated   Carrying  Estimated
                              Value    Fair Value   Value    Fair Value
                             --------  ----------  --------  ----------
Financial assets
Cash and cash
    equivalents              $ 23,145    $ 23,145  $ 33,773    $ 33,773
Securities available
    for sale                   68,550      68,550    79,197      79,197
Securities held
    to maturity                48,408      48,668    46,774      47,416
Loans                         222,950     225,714   187,812     190,904
Accrued interest
    receivable                  3,486       3,486     3,627       3,627
Financial liabilities
Deposits                      340,084     340,358   327,942     328,383
Commitments
Loan origination                8,204       8,204    10,649      10,649
Unused lines of credit         28,600      28,600    28,907      28,907
Standby letters of credit       1,585       1,585     1,658       1,658


Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no established secondary market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In addition, fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business, and exclude the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment, other assets and other liabilities. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform evaluation methodologies introduces a greater degree of subjectivity to these estimated fair values.

Notes to Consolidated Financial Statements
                                        LAKELAND BANCORP, INC., and SUBSIDIARIES
--------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                 Quarter Ended
                               ------------------------------------------------
                                 March 31,   June 30,    Sept. 30,    Dec. 31,
                                   1996        1996         1996        1996
                               -----------  ----------   ----------  ----------
Total interest income           $6,201,915  $6,345,027   $6,414,779  $6,512,707
Total interest expense           2,429,198   2,405,127    2,413,288   2,448,133
                                ----------  ----------   ----------  ----------
   Net interest income           3,772,717    3,939,900   4,001,491   4,064,574
Provision for loan losses           35,087      83,908       50,096     364,636
Other income                       502,996     538,762      539,429     653,037
Other expenses                   2,392,233   2,419,684    2,413,411   2,558,201
Income taxes                       632,219     676,839      711,584     613,668
                                ----------  ----------   ----------  ----------
Net income                      $1,216,174  $1,298,231   $1,365,829  $1,181,106
                                ==========  ==========   ==========  ==========

Net income per
    common share                      $.36        $.39         $.41        $.35
                                      ====        ====         ====        ====
Weighted average
    number of
    common shares
    outstanding                  3,324,222   3,337,385    3,349,641   3,371,805
                                ==========  ==========   ==========  ==========




                                                  Quarter Ended
                                -----------------------------------------------
                                 March 31,    June 30,    Sept. 30,    Dec. 31,
                                   1995        1995        1995         1995
                                ----------   ---------   ----------  ----------
Total interest income           $5,696,857   $5,892,022  $6,039,183  $6,219,436
Total interest expense           2,012,598   2,282,770    2,389,330   2,429,291
                                ----------  ----------   ----------  ----------
   Net interest income           3,684,259   3,609,252    3,649,853   3,790,145
Provision for loan losses           34,116     (25,336)      98,685      21,241
Other income                       485,941     463,120      466,121     567,541
Other expenses                   2,467,738   2,420,840    2,180,180   2,435,915
Income taxes                       481,101     560,147      612,996     632,429
                                ----------  ----------   ----------  ----------
Net income                      $1,187,245  $1,116,721   $1,224,113  $1,268,101
                                ==========  ==========   ==========  ==========
Net income per
    common share                      $.36        $.34         $.37        $.39
                                      ====        ====         ====        ====
Weighted average
    number of
    common shares
    outstanding                  3,276,037   3,285,718    3,294,133   3,304,803
                                ==========  ==========   ==========  ==========


Net income per common share and weighted average number of common shares outstanding for the quarters ended September 30, 1996 and prior have been restated to give retroactive effect to subsequent stock dividends.

IMPACT OF RECENT ACCOUNTING STANDARDS

In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control, as defined, over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.

Statement No. 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable, and requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfer. Further, servicing assets and liabilities must be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and
(b) assessment for asset impairment or increased obligation based on their values.

Statement No. 125 requires that debtors reclassify financial assets pledged as collateral and that creditors recognize those assets and their obligation to return them in certain circum-stances in which the secured party has taken control of those assets.

Statement No. 125 is effective for transactions occurring after December 31, 1996, with the exception of certain provisions which have had their effective date delayed an additional year via FASB Statement No. 127. The application of the provisions of Statement No. 125 is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART  III
                                   ---------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.


ITEM 11 - EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.


                                    PART  IV
                                    --------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) 1. The following portions of the Company's consolidated financial statements are set forth in Item 8 of this Annual Report.

      (i)  Consolidated Statements of Condition as of December 31, 1996 and
           1995.
     (ii) Consolidated Statements of Income for each of the three years ended December 31, 1996, 1995 and 1994.
    (iii) Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 1996, 1995, and 1994.
     (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1996, 1995 and 1994.
      (v)  Notes to Consolidated Financial Statements
     (vi)  Report of Radics & Co., LLC

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

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the three months ended December 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LAKELAND BANCORP, INC.


Dated: 3/12/97                     By    /s/ Arthur L. Zande
      ---------                       --------------------------------
                                             Arthur L. Zande
                                        Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Capacity                        Date
---------                         --------                        ----


  /s/ Robert B. Nicholson         Director                       3/12/97
----------------------------                                     -------
     (Robert B. Nicholson)


  /s/ John W. Fredericks          Director                       3/12/97
----------------------------                                     -------
     (John W. Fredericks)


  /s/ Bruce G. Bohuny             Director                       3/12/97
----------------------------                                     -------
     (Bruce G. Bohuny)


  /s/ Mary Ann Deacon             Director                       3/12/97
----------------------------                                     -------
     (Mary Ann Deacon)


  /s/ Mark J. Fredericks          Director                       3/12/97
----------------------------                                     -------
     (Mark J. Fredericks)


  /s/ John Pier, Jr.              Director                       3/12/97
----------------------------                                     -------
     (John Pier, Jr.)


  /s/ Albert S. Riggs             Director                       3/12/97
----------------------------                                     -------
     (Albert S. Riggs)


  /s/ Arthur L. Zande             Executive Vice President       3/12/97
----------------------------                                     -------
     (Arthur L. Zande)            and Director (Chief
                                  Executive Officer)

  /s/ William J. Eckhardt         Vice President and             3/12/97
----------------------------                                     -------
     (William J. Eckhardt)        Treasurer (Chief Financial
                                  and Accounting Officer)