Form 10-Q
period 1997-03-31
LAKELAND BANCORP INC
filed 1997-05-08
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.


Commission File Number   33-27312
                         ________

                            Lakeland Bancorp, Inc.
            _______________________________________________________
            (Exact name of registrant as specified in its charter)


     New Jersey                                    22-2953275
________________________________              _____________________________
( State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification Number)


     250 Oak Ridge Road, Oak Ridge, New Jersey               07438-8906
________________________________________________________________________________
(Address of principal executive offices)                     (Zip Code)



                                (201) 697-2000
________________________________________________________________________________
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



               Yes  X                   No
                  _______                  _______


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of March 31, 1997, 3,382,540 common shares, $2.50 par value, were outstanding.

                            LAKELAND BANCORP, INC.

                                     INDEX


                                                                 Page
                                                                Number
                                                                ------

Part I.   Financial Information                                    1


  Item 1. Financial Statements

          Consolidated Statements of Condition as of
           December 31, 1996 and March 31, 1997 (Unaudited)        2


          Consolidated Statements of Income for the Three
           Months Ended March 31, 1996 and 1997 (Unaudited)        3


          Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1996 and 1997 (Unaudited)        4 - 5


          Notes to Consolidated Financial Statements               6 - 9


  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations           10 - 16


Part II.    Other Information


  Item 6. Exhibits and Reports on Form 8-K                              17


  Signatures                                                            18

PART I.   Financial Information


     Item 1.        Financial Statements
                    --------------------



     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Lakeland Bancorp, Inc., ( the "registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                      ------------------------------------
                                  (Unaudited)

                                                         December 31,     March 31,
                                                      ------------------------------
                                                          1996                1997
                                                      -------------     ------------
ASSETS
------
Cash and due from banks                                  $ 20,395,240   $ 19,794,954
Federal funds sold                                          2,750,000     15,875,000
                                                        -------------   ------------

   Cash and cash equivalents                               23,145,240     35,669,954

Securities available for sale, at estimated fair value     68,550,491     69,040,449
Securities held to maturity;  estimated fair value of
  $48,668,000 in 1996 and $48,695,000 in 1997              48,408,044     48,686,612
Loans                                                     222,949,524    221,821,432
Premises and equipment                                      9,798,976     10,821,850
Accrued interest receivable                                 3,485,531      3,515,144
Other assets                                                1,206,974        829,453
                                                        -------------   ------------
 Total assets                                            $377,544,780   $390,384,894
                                                        =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
-----------
Deposits:
  Non-interest-bearing demand                            $ 67,346,528   $ 64,814,358
  Savings and interest-bearing demand                     161,746,887    167,689,889
  Club accounts                                             1,917,278      2,521,189
  Time                                                     95,137,066    105,915,313
  Time of $100,000 and over                                13,935,937      9,942,612
                                                        -------------   ------------
    Total deposits                                        340,083,696    350,883,361

Borrowed money                                                      -        322,000
Other liabilities                                             641,729      1,270,028
                                                        -------------   ------------
   Total liabilities                                      340,725,425    352,475,389
                                                        -------------   ------------

Commitments                                                         -              -

Stockholders' equity
--------------------
Common stock (par value $2.50 per share):
  Authorized shares 7,050,819 in 1996 and 1997;
   issued and outstanding shares 3,375,590 in
   1996 and 3,382,540 in 1997                               8,438,975      8,456,350
Surplus                                                    19,190,852     19,348,964
Undivided profits                                           7,946,013      8,699,796
Unrealized gain on securities available for sale, net       1,243,515      1,404,395
                                                        -------------   ------------
   Total stockholders' equity                              36,819,355     37,909,505
                                                        -------------   ------------
   Total liabilities and stockholders' equity            $377,544,780   $390,384,894
                                                        =============   ============

 See accompanying notes to consolidated financial statements.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                               Three Months Ended March 31,
                                                   ---------------------------------------------------
                                                           1996                           1997
                                                   ----------------------      -----------------------
INTEREST INCOME:
   Loans and fees                                             $4,177,686                    $4,805,190
   Federal funds sold                                            167,116                       179,041
   Securities:
     U.S. Treasury                                               980,501                       910,049
     U.S. Government agencies                                    534,844                       499,649
     States and political subdivisions                           204,058                       190,552
     Other                                                       137,710                       100,646
                                                   ---------------------           -------------------
 Total interest income                                         6,201,915                     6,685,127
                                                   ---------------------           -------------------

INTEREST EXPENSE:
   Deposits                                                    2,429,198                     2,651,532
   Borrowed money                                                      -                         7,044
                                                   ---------------------           -------------------
     Total interest expense                                    2,429,198                     2,658,576
                                                   ---------------------           -------------------

     Net interest income                                       3,772,717                     4,026,551

PROVISION FOR LOAN LOSSES                                         35,087                        80,559
                                                   ---------------------           -------------------
      Net interest income
       after provision for loan losses                         3,737,630                     3,945,992
                                                   ---------------------           -------------------

OTHER INCOME:
   Service charges on deposit accounts                           381,282                       505,666
   Gain (loss) on calls of securities                                227                          (804)
   Other income                                                  121,487                       108,217
                                                   ---------------------           -------------------
     Total other income                                          502,996                       613,079
                                                   ---------------------           -------------------

OTHER EXPENSES:
  Salaries and benefits                                        1,325,623                     1,521,229
  Occupancy expense, net                                         312,237                       315,546
  Furniture and equipment                                        232,955                       201,798
  Other                                                          521,418                       622,731
                                                   ---------------------           -------------------
    Total other expenses                                       2,392,233                     2,661,304
                                                   ---------------------           -------------------

INCOME BEFORE INCOME TAXES                                     1,848,393                     1,897,767
INCOME TAXES                                                     632,219                       654,519
                                                   ---------------------           -------------------

NET INCOME                                                    $1,216,174                    $1,243,248
                                                   =====================           ===================
Net income per common share                                         $.36                          $.37
                                                                   =====                          ====

Weighted average number of shares outstanding                  3,324,222                     3,379,065
                                                   =====================           ===================

 See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                   Three Months Ended March 31,
                                                                --------------------------------
                                                                     1996               1997
                                                                --------------  ----------------
Cash flows from operating activities:
 Net income                                                     $ 1,216,174      $ 1,243,248
 Adjustments to reconcile net
 income to net cash provided by operating
 activities:
  Net amortization of premiums and
  discounts on securities                                           362,840          277,295
  Amortization of unearned interest
  and deferred loan costs and fees                                   19,728           49,820
  Depreciation and amortization of
  premises and equipment                                            227,253          199,059
  Provision for loan losses                                          35,087           80,559
  Loss on calls of securities
  available for sale                                                     98              804
  Gain from calls of securities
  held to maturity                                                     (325)               -
  (Increase) in accrued interest
  receivable                                                       (100,710)         (29,613)
  Decrease in other assets                                           50,471          269,428
  Increase in other liabilities                                     522,582          628,299
                                                                ------------        --------
    Net cash provided by operating
    activities                                                    2,333,198        2,718,899
                                                                ------------       ---------

Cash flows from investing activities:
  Proceeds from maturities of and
  repayments on securities
  available for sale                                              4,855,299        6,935,001
  Proceeds from calls of securities
  available for sale                                              1,999,903        1,499,196
  Purchases of securities available
  for sale                                                       (3,872,356)      (8,807,520)
  Proceeds from maturities of and
  repayments on securities
  held to maturity                                                2,901,740        3,404,262
  Proceeds from calls of securities
  held to maturity                                                  500,000                -
  Purchases of securities  held to
  maturity                                                       (3,343,518)      (3,808,591)
  Net increase in loans receivable                               (2,127,022)         912,601
  Loan recoveries                                                    12,769           12,174
  Proceeds from sale of student
  loans                                                                   -           72,938
  Additions to premises and
  equipment                                                        (512,089)        (899,933)
  Proceeds from sales of real
  estate owned                                                      255,389                -
                                                                ------------       ---------
  Net cash provided by (used in)
  investing activities                                              670,115         (679,872)
                                                                ------------       ---------

Cash flows from financing activities:
    Net (decrease) increase in deposits                          (6,382,801)      10,799,665
    Proceeds from sale of common stock                              337,950          175,487
    Cash dividends paid on common stock                            (423,073)        (489,465)
                                                                ------------       ----------

  Net cash (used in) provided by
  financing activities                                           (6,467,924)      10,485,687
                                                                ------------       ----------

  Net (decrease) increase in cash and cash equivalents           (3,464,611)      12,524,714
  Cash and cash equivalents - beginning                          33,773,253       23,145,240
                                                                 ------------     ----------

Cash and cash equivalents - ending                              $30,308,642      $35,669,954
                                                                ===========      ===========

          See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                         Three Months Ended March 31,
                                                                        -----------------------------
                                                                             1996            1997
                                                                        -------------   -------------
    Supplemental disclosures of cash flow information:
          Cash paid during the three month period for:
          Income taxes                                                       $    8,579    $   41,502
          Interest                                                            2,446,349     2,524,234

    Supplemental schedule of noncash investing and financing activities:
          Unrealized gain (loss) on securities available for sale,
          net of deferred income taxes                                       $ (396,909)   $  160,880
          Charge off of loans receivable to allowance for loan losses            12,856        67,733
          Loan receivable transferred to real estate owned                      103,220             -
          Mortgage payable incurred in connection with
          purchase of premises                                                        -       322,000



          See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to Lakeland Bancorp, Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1996, for information regarding the Corporation's audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   NET INCOME PER COMMON SHARE
--------------------------------

Net income per share of common stock is calculated based on the weighted average number of shares of common stock outstanding during the period. On October 30, 1996, the Corporation's Board of Directors authorized a 2% stock dividend, which was distributed on December 10, 1996. Per share amounts have been retroactively restated to give effect to this stock dividend.

3.   SECURITIES AVAILABLE FOR SALE
----------------------------------


                                                        December 31, 1996
                                   ---------------------------------------------------------
                                      Amortized    Gross Unrealized               Carrying
                                                 -----------------------------
                                         Cost           Gains         Losses       Value
                                   -------------- --------------- ------------- ------------
U.S. Treasury                         $25,527,311        $  194,284   $  1,095   $25,720,500
U.S. Government agencies               20,803,314            78,340     48,685    20,832,969
States and political subdivisions      15,329,500           123,655      4,274    15,448,881
Other debt securities                   3,606,461            17,706      2,168     3,621,999
Equity security                         1,204,882         1,721,260          -     2,926,142
                                   --------------   --------------- ----------  ------------
                                      $66,471,468        $2,135,245   $ 56,222   $68,550,491
                                   ==============  ================   ========   ===========

                                                         March 31, 1997
                                   ---------------------------------------------------------
                                      Amortized    Gross Unrealized               Carrying
                                                 -----------------------------
                                         Cost           Gains         Losses       Value
                                   --------------   --------------- ----------  ------------

U.S. Treasury                         $25,724,687        $   91,030   $ 45,529   $25,770,188
U.S. Government agencies               19,759,741            74,555     43,515    19,790,781
States and political subdivisions      16,900,141            61,154     35,012    16,926,283
Other debt securities                   3,103,002            11,647      3,972     3,110,677
Equity security                         1,204,882         2,237,638          -     3,442,520
                                   --------------   --------------- ----------  ------------
                                      $66,692,453        $2,476,024   $128,028   $69,040,449
                                   ==============  ================   ========   ===========

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

3.   SECURITIES AVAILABLE FOR SALE  (Cont'd)
---------------------------------------------

The following is a summary of securities available for sale by maturity:

                                December 31, 1996                   March 31, 1997
                          --------------------------------     ----------------------------
                           Amortized           Carrying        Amortized         Carrying
                              Cost               Value           Cost             Value
                          --------------       -----------     ------------     -----------

Due in one year or less     $25,339,254        $25,433,405      $25,818,599     $25,918,804
Due after one year
   through five years        39,892,332         40,155,944       39,633,972      39,644,125
Due after five years
   through ten years             25,000             25,000           25,000          25,000
Due after ten years              10,000             10,000           10,000          10,000
Equity security               1,204,882          2,926,142        1,204,882       3,442,520
                           ------------         ----------      -----------     -----------
                            $66,471,468        $68,550,491      $66,692,453     $69,040,449
                           ============        ===========      ============    ===========


4.   SECURITIES HELD TO MATURITY
--------------------------------
                                                               December 31, 1996
                                      ------------------------------------------------------------
                                       Carrying             Gross Unrealized             Estimated
                                                 -------------------------------------
                                        Value              Gains               Losses    Fair Value
                                      -----------         ---------           --------   ----------
U.S. Treasury                         $32,725,897          $231,547           $ 52,819   $32,904,625
U.S. Government agencies               11,638,493            93,969             26,775    11,705,687
States and political subdivisions       1,218,945             6,709                  -     1,225,654
Other debt securities                   2,824,709             8,582              1,169     2,832,122
                                     ------------           -------            -------    ----------
                                      $48,408,044          $340,807           $ 80,763   $48,668,088
                                     ============          ========           ========   ===========

                                                             March 31, 1997
                                   -----------------------------------------------------------------
                                       Carrying           Gross Unrealized                 Estimated
                                                 -------------------------------------
                                        Value           Gains                Losses      Fair Value
                                   --------------         ---------         ----------   -----------
U.S. Treasury                         $32,149,995          $ 86,039           $148,503   $32,087,531
U.S. Government agencies               12,198,500            90,048             23,235    12,265,313
States and political subdivisions       1,522,100             5,630              2,506     1,525,224
Other debt securities                   2,816,017             4,868              3,826     2,817,059
                                   --------------          --------           --------   -----------
                                      $48,686,612          $186,585           $178,070   $48,695,127
                                   ==============          ========           ========   ===========

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4.   SECURITIES HELD TO MATURITY   (Cont'd)
--------------------------------

A summary of the securities held to maturity by maturity follows:

                                  December 31, 1996                            March 31, 1997
                                  ----------------------------------    -------------------------------
                                      Carrying           Estimated          Carrying       Estimated
                                        Value            Fair Value           Value        Fair Value
                                  ---------------    ----------------   ---------------- --------------

Due in one year or less               $14,636,079         $14,628,059       $15,898,090    $ 15,960,278
Due after one year
   through five years                  33,571,965          33,837,966        32,588,522      32,535,224
Due after ten years                       200,000             202,063           200,000         199,625
                                  ---------------    ----------------   ---------------     -----------

                                      $48,408,044         $48,668,088       $48,686,612    $ 48,695,127
                                  ===============    ================   =============== ===============


5.  LOANS
----------
                                                                         December 31,      March 31,
                                                                            1996            1997
                                                                    ----------------------------------
Loans                                                                  $   226,019,901    $224,927,293
Less:     Unearned income                                                      (70,377)        (80,861)
           Allowance for loan losses                                        (3,000,000)     (3,025,000)
                                                                   --------------------  -------------
                                                                       $   222,949,524    $221,821,432
                                                                   ===================    ============

   A summary of the activity in the allowance for loan losses is as follows:


                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                              1996               1997
                                                                             -------------  -------------
    Balance  -  beginning                                                     $2,910,000    $3,000,000
    Provisions charged to operations                                              35,087        80,559
    Loans charged off                                                            (12,856)      (67,733)
    Recoveries of loans previously charged off                                    12,769        12,174
                                                                               ----------   ----------
     Balance  -  ending                                                        $2,945,000   $3,025,000
                                                                               ==========   ==========


                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.   LOANS  (Cont'd)
----------
Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                   December 31,                    March 31,
                                                       1996                          1997
                                                -----------------                 ----------
 Recorded investment in impaired loans:
    With recorded allowances                           $2,513,216                 $1,977,062
    Without recorded allowances                           457,320                  1,044,462
                                                -----------------                 ----------
     Total impaired loans                               2,970,536                  3,021,524

 Related allowance for loan losses                        684,655                    657,848
                                                -----------------                 ----------
  Net impaired loans                                   $2,285,881                 $2,363,676
                                                =================                 ==========

The average recorded investment in impaired loans and the interest income recognized on such loans were as follows:

                                                         Three Months Ended March 31,
                                                 -------------------------------------------
                                                      1996                           1997
                                                 -------------------------------------------
Average recorded investment                            $2,560,484                $2,996,029
Interest income recognized                                  9,769                    19,359


                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              THREE MONTH SUMMARY

     The first three months of 1997 resulted in increased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1996. Net income increased $27,074, or 2.23%, to $1,243,248 for the first three months of 1997 from $1,216,174 for the same period in 1996. Net income per share increased $.01 or 2.78% to $.37. Increases of $253,834 in net interest income and $110,083 in other income more than offset increases of $269,071 in other expenses, $45,472 in the provision for loan losses, and $22,300 in income tax expense.

     The Company's annualized return on average assets and average stockholders' equity for the first three months of 1997 were 1.31% and 13.33%, respectively, compared to 1.39% and 14.95%, respectively, for the same period in 1996.



                             RESULTS OF OPERATIONS

     Total interest income increased $483,212, or 7.79% to $6,685,127 for the three months ended March 31, 1997, when compared to $6,201,915 for the same period in 1996. The overall increase in this category was a result of increases of $627,504 or 15.02% in interest earned on the loan portfolio and $11,925 or 7.14% in interest earned on federal funds sold, which were partially offset by a decrease of $156,217 or 8.41% in interest earned on the securities portfolios.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $34.8 million, which was partially offset by a 24 basis point decrease in yield. The increase in interest income on federal funds sold was attributable to an increase in average balances of $878,000. The decrease in interest income on securities was attributable to a $9.1 million decrease in average balances, along with a 7 basis point decrease in yield.
The decrease in the average balances of securities, together with an increase in the volume of deposits, helped to fund the increased volume of loans.

     Interest expense on deposits increased $222,334 or 9.15% to $2,651,532 for the first quarter of 1997 compared to $2,429,198 for the same period in 1996. This increase is primarily attributable to an increase of $26.1 million in average balances of interest bearing deposits, as average cost declined marginally. Total interest expense increased $229,378 or 9.44%, reflecting the aforementioned deposit factors along with $7,044 in interest expense incurred in the first quarter of 1997 on borrowed money.

     Net interest income increased $253,834 or 6.73% to $4,026,551 for the first three months of 1997 from $3,772,717 for the same period in 1996, primarily as the result of increased balances of net earning assets. The annualized net interest margin (the average yield on interest earning assets, less the average cost of interest-bearing liabilities) decreased from 3.76% to 3.75%. While the average yield on earning assets decreased 2 basis points from 7.58% to 7.56%, the average rate paid on interest-bearing liabilities decreased 1 basis point from 3.82% to 3.81%.

     The provision for loan losses increased $45,472 or 129.60% to $80,559 for the three months ended March 31, 1997, as compared with $35,087 for the same prior year period. During the first quarter of 1997, the Company charged off loans of $67,733 and recovered $12,174 in previously charged off loans compared to $12,856 and $12,769, respectively, during the same period in 1996. The allowance for loan losses at March 31, 1997, was 1.34% of total loans, compared to 1.33% at December 31, 1996, and 1.53% at March 31, 1996. The Company believes, based on management's ongoing review of loan quality, economic conditions, loss experience, and loan growth, that the allowance for loan losses is adequate. This statement represents a forward-looking statement. Actual results could differ materially from this statement based upon a number of conditions, including the financial viability of the Company's loan customers, the value of the Company's collateral, and general economic conditions.

     The following table sets forth for the three months ending March 31, 1997 and 1996, and for each of the years in the five years ended December 31, 1996, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:



                                                                 THREE  MONTHS  ENDED
                                         --------------------------------------------------------------------
                                             March 31,                       YEAR  ENDED  DECEMBER 31,
                                         ------------------            --------------------------------------
                                           1997      1996      1996      1995      1994      1993      1992
                                         --------  --------  --------  --------  --------  --------  --------
                                                                          (Dollars in Thousands)
Balance of allowance at beginning
   of period...........................   $3,000    $2,910    $2,910    $3,000    $3,000    $2,450    $2,035
                                          ------    ------    ------    ------    ------    ------    ------
Charge-offs:
   Commercial..........................       52         3       321       114       234        57       256
   Installment.........................       16        10        85        33        85       107        87
   Mortgage............................       --        --        70       217        23        35        45
                                          ------    ------    ------    ------    ------    ------    ------
      Total charge-offs................       68        13       476       364       342       199       388
                                          ------    ------    ------    ------    ------    ------    ------
Recoveries:
   Commercial..........................        6         6        10       108        69        13         1
   Installment.........................        6         7        22        37        48        41        13
                                          ------    ------    ------    ------    ------    ------    ------
      Total recoveries.................       12        13        32       145       117        54        14
                                          ------    ------    ------    ------    ------    ------    ------
Net charge-offs........................       56        --       444       219       225       145       374
                                          ------    ------    ------    ------    ------    ------    ------
Provision for loan losses..............       81        35       534       129       225       695       789
                                          ------    ------    ------    ------    ------    ------    ------
Balance of allowance at end of period..   $3,025    $2,945    $3,000    $2,910    $3,000    $3,000    $2,450
                                          ======    ======    ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding...................      .02%       --%      .22%      .12%      .14%      .11%      .34%
Balance of allowance at end of period
   as a percent of loans...............     1.34%     1.53%     1.33%     1.53%     1.71%     2.01%     2.02%


     The Company has established criteria to identify loans which may be impaired. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment, while other larger-balance loans are independently evaluated. Management has determined that the following are deemed groups of smaller-balance homogeneous loans:

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

     A loan evaluated for impairment is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant delay, which is defined as up to 90 days by the Company, will not cause a loan to be classified as impaired. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is collateral dependent, the fair value of the related collateral. Loan allowance required, based upon impaired loan evaluations, are included in the allowance for loan loss.

     The Company's policy concerning non-accrual loans states that loans, without consideration as to loan balance, are placed on a non-accrual status when payments are 90 days delinquent or more, unless the asset is both well secured and in the process of collection. Due to the difference in measurement criteria, the populations of non-accrual and impaired loans, while having many common elements, will be different in the aggregate.

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

     As of March 31, 1997, based on the above criteria, the Company classified three commercial loans, totalling $2,131,399, and five mortgage loans, totalling $890,125, as impaired. The impairment of these loans is measured using the present value of future cash flows for the five renegotiated loans and is based on the fair value of the underlying collateral for the remaining three loans. Based upon such evaluation of these impaired loans, $657,848 has been allocated to the allowance for loan losses.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1996) as of March 31, 1997, and as of December 31 of each of the last five years:

                                  March 31,                      DECEMBER 31,
                                  ---------           ----------------------------------
                                    1997      1996     1995     1994     1993     1992
                                  ---------  -------  -------  -------  -------  -------
                                                       (In Thousands)

Non-accrual loans...............     $1,139   $1,308   $1,545   $1,501   $  483   $  213
Past due loans..................      1,839    1,456       59      554    2,934    3,714
Renegotiated loans..............      1,330    2,567    2,325    1,740    2,366       --
                                     ------   ------   ------   ------   ------   ------
   Total non-accrual, past due
      and renegotiated loans          4,308    5,331    3,929    3,795    5,783    3,927
Other real estate owned.........         --       --      255      629      458       --
                                     ------   ------   ------   ------   ------   ------
   Total........................     $4,308   $5,331   $4,184   $4,424   $6,241   $3,927
                                     ======   ======   ======   ======   ======   ======


     Included in the above schedule at March 31, 1997, are one non-accrual commercial loan and one non-accrual mortgage loan, totalling $508,981, one commercial loan past due over 90 days, totalling $1,468,081, and five renegotiated loans, totalling $1,044,462, which represents all loans categorized as impaired.

     At March 31, 1997, non-accrual loans totaled $1,139,000, a decrease of $169,000 compared to December 31, 1996. This net change is primarily the result of the removal of three commercial loans from this category. Of the total non-accrual loans at March 31, 1997, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At March 31, 1997, loans past due 90 days or more and still accruing totalled $1,839,000, an increase of $383,000 compared to December 31, 1996. This net change is primarily the result of the addition of one renegotiated commercial loan, totalling $1,468,000, which was partially offset by the removal of eleven mortgage and commercial loans, which have been either resolved or have reduced their delinquency through payments made. At March 31, 1997, renegotiated loans totalled $1,330,000, a decrease of $1,237,000 compared to December 31, 1996. This net change is primarily the result of the previously noted renegotiated commercial loan becoming past due over 90 days.

     Other income increased $110,083 or 21.89% to $613,079 for the first three months of 1997 from $502,996 for the same period in 1996. $52,019 of this increase represents fee income generated from an ATM surcharge in 1997, which was not initiated until later in 1996.

     Other expenses increased by $269,071 or 11.25% to $2,661,304 for the first three months of 1997 from $2,392,233 for the same period in 1996. Salaries and benefits increased by $195,606 or 14.76%. While salaries increased by $131,175 or 12.14% due to increased staff levels, partially due to an additional branch office being opened and normal salary increases, benefit expense increased more significantly by $64,431 or 26.32% as, in addition to the increased staffing level, the Company experienced an increase in health benefit expense. Occupancy expense increased $3,309 or 1.06%. The decrease of $31,157 or 13.37% in furniture and fixtures expense is primarily the result of furniture and fixtures in the administration building becoming fully depreciated in March 1996. Other expenses increased $101,313 or 19.43%. Advertising expense increased $20,954 or 38.59% due to an increase in the annual marketing budget. Postage expense increased $23,115 or 34.54% due to a change in postal rates and increased volume. Also, the Company received a $25,000 insurance recovery in 1996, which was credited to this account.

     Income tax expense increased $22,300 or 3.53% to $654,519 for the first three months of 1997 from $632,219 for the same period in 1996. The increase in income tax expense was due to higher pre-tax earnings.

                              FINANCIAL CONDITION

     The Company's total assets increased $12.8 million or 3.40% from $377.5 million at December 31, 1996, to $390.4 million at March 31, 1997. A $12.5 million increase in cash and cash equivalents resulted primarily from a $10.8 million increase in deposits.

     At March 31, 1997, the Company's securities portfolio of $117.7 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value. Unrealized gains and losses of $2,476,000 and $128,000, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at March 31, 1997, is to increase stockholders' equity by $1,404,000. Securities held to maturity continue to be carried at historical cost and, at March 31, 1997, contain unrealized gains and losses of $187,000 and $178,000, respectively. For the entire securities portfolio, net unrealized gains stand at $2,357,000 at March 31, 1997, as compared with a $2,339,000 net unrealized gain at December 31, 1996.

     See notes 3 and 4 of the Notes to Consolidated Financial Statements.

     Total deposits increased $10.8 million or 3.18% from December 31, 1996, to March 31, 1997. A $6.8 million increase in time deposits and a $6.5 million increase in savings and interest-bearing demand deposits more than offset a $2.5 million decrease in non-interest-bearing demand deposits. Time deposits at March 31, 1997, represented 33.02% of total deposits as compared to 32.07% at December 31, 1996.

     Stockholders' equity increased $1.1 million or 2.96% as net income of $1.2 million, $175,000 in proceeds of common stock sold via dividend reinvestments and a $161,000 increase in the equity component related to available for sale securities were partially offset by dividends paid to stockholders of $489,000.

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

     The following table reflects the Company's capital ratios as of March 31, 1997.


                                                  AMOUNT   RATIO
                                           (In Thousands)
RISK-BASED CAPITAL RATIOS:
Actual Tier I Capital                             $36,505  17.19%
Tier I Capital minimum amount                       8,493   4.00%
                                                  -------  -----
Excess                                            $28,012  13.19%
                                                  =======  =====


Actual Combined Tier I and Tier II Capital        $38,872  18.31%
Combined Tier I and Tier II Capital minimum
   requirement                                     16,986   8.00%
                                                  -------  -----
Excess                                            $21,886  10.31%
                                                  =======  =====

                                                  AMOUNT   RATIO

LEVERAGE RATIO:
Actual Tier I Capital to average first quarter
   assets                                         $36,505   9.59%
Minimum leverage target*                              *        *
                                                  -------  -----
Excess                                            $   *    * %
                                                  =======  =====


* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of March 31, 1997.

                          PART II  OTHER  INFORMATION



Item 1    Legal Proceedings                Not Applicable

Item 2    Change in Securities             Not Applicable

Item 3    Defaults Upon Senior Securities  Not Applicable

Item 5    Other Information                Not Applicable

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b) Current Reports on Form 8-K Filed During The Quarter Ended March 31, 1997: None

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

 May 8, 1997
-------------
     Date