Form 10-Q
period 1997-06-30
LAKELAND BANCORP INC
filed 1997-08-06
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________.


Commission File Number   33-27312
                         ________

                            Lakeland Bancorp, Inc.
           ________________________________________________________
            (Exact name of registrant as specified in its charter)


        New Jersey                                            22-2953275
________________________________                     ___________________________
( State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification Number)


     250 Oak Ridge Road, Oak Ridge, New Jersey                  07438-8906
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


                          Yes       X      No
                                _______       _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of June 30, 1997, 3,390,490 common shares, $2.50 par value, were outstanding.

                            LAKELAND BANCORP, INC.

                                     INDEX


                                                                   Page
                                                                  Number
                                                                  ------

Part I.     Financial Information                                    1


  Item 1.   Financial Statements

            Consolidated Statements of Condition as of
              December 31, 1996 and June 30, 1997 (Unaudited)        2


            Consolidated Statements of Income for the Three and Six
              Months Ended June 30, 1996 and 1997 (Unaudited)        3


            Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1996 and 1997 (Unaudited)        4-5


            Notes to Consolidated Financial Statements               6-9


  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations          10-18


Part II.    Other Information


  Item 6.   Exhibits and Reports on Form 8-K                         19


  Signatures                                                         20

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

     The results of operations for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                     ------------------------------------
                                  (UNAUDITED)

                                                                 December 31,                 June 30,
                                                                -------------               ------------
                                                                    1996                        1997
                                                                -------------               ------------
ASSETS
------
Cash and due from banks                                          $ 20,395,240               $ 21,261,191
Federal funds sold                                                  2,750,000                 12,750,000
                                                                -------------               ------------
     Cash and cash equivalents                                     23,145,240                 34,011,191
Securities available for sale, at estimated fair value             68,550,491                 79,135,018
Securities held to maturity; estimated fair value of
 $48,668,000 in 1996 and $49,602,000 in 1997                       48,408,044                 49,457,268
Loans                                                             222,949,524                224,198,527
Premises and equipment                                              9,798,976                 11,187,990
Accrued interest receivable                                         3,485,531                  3,617,568
Other assets                                                        1,206,974                  1,125,564
                                                                -------------               ------------
   Total assets                                                  $377,544,780               $402,733,126
                                                                =============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
Deposits:
  Non-interest-bearing demand                                    $ 67,346,528               $ 73,031,452
  Savings and interest-bearing demand                             161,746,887                171,481,626
  Club accounts                                                     1,917,278                  2,655,088
  Time                                                             95,137,066                105,355,827
  Time of $100,000 and over                                        13,935,937                 10,438,179
                                                                -------------               ------------
   Total deposits                                                 340,083,696                362,962,172
Other liabilities                                                     641,729                    852,083
                                                                -------------               ------------
   Total liabilities                                              340,725,425                363,814,255
                                                                -------------               ------------
Commitments                                                              -                          -
Stockholders' equity
--------------------
Common stock (par value $2.50 per share):
  Authorized shares 7,050,819 in 1996 and 1997; issued and
   outstanding shares 3,375,590 in
   1996 and 3,390,490 in 1997                                       8,438,975                  8,476,225
Surplus                                                            19,190,852                 19,531,814
Undivided profits                                                   7,946,013                  9,503,665
Unrealized gain on securities available for sale, net               1,243,515                  1,407,167
                                                                -------------               ------------
   Total stockholders' equity                                      36,819,355                 38,918,871
                                                                -------------               ------------
   Total liabilities and stockholders' equity                    $377,544,780               $402,733,126
                                                                =============               ============


See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                                                  Three Months Ended          Six Months Ended
                                                                                       June 30,                   June 30,
                                                                                -----------------------  --------------------------
                                                                                   1996         1997         1996          1997
                                                                                ----------  -----------  ------------  ------------
INTEREST INCOME:
  Loans and fees                                                                $4,347,514   $4,677,657  $ 8,525,200   $ 9,482,847
  Federal funds sold                                                               157,352      208,697      324,468       387,738
  Securities:
    U.S. Treasury                                                                  958,374      992,303    1,938,875     1,902,352
    U.S. Government agencies                                                       537,901      535,712    1,072,745     1,035,361
    States and political subdivisions                                              198,684      209,925      402,742       400,477
    Other                                                                          145,202       90,362      282,912       191,008
                                                                               -----------   ----------  -----------   -----------
       Total interest income                                                     6,345,027    6,714,656   12,546,942    13,399,783
                                                                                ==========   ==========   ==========    ==========
INTEREST EXPENSE:
  Deposits                                                                       2,405,127    2,592,298    4,834,325     5,243,830
  Borrowed money                                                                      -           2,856         -            9,900
                                                                               -----------   ----------  -----------   -----------
       Total interest expense                                                    2,405,127    2,595,154    4,834,325     5,253,730
                                                                               -----------   ----------  -----------   -----------
    Net interest income                                                          3,939,900    4,119,502    7,712,617     8,146,053
PROVISION FOR LOAN LOSSES                                                           83,908       32,652      118,995       113,211
                                                                               -----------   ----------  -----------   -----------
    Net interest income after provision
      for loan losses                                                            3,855,992    4,086,850    7,593,622     8,032,842
                                                                               -----------   ----------  -----------   -----------

OTHER INCOME:
  Service charges on deposit accounts                                              438,343      491,840      861,505       997,506
  Other income                                                                     100,419      108,000      180,026       216,217
  Losses on sales and calls of securities
   available for sale                                                                 -            -             (98)         (804)
  Gains on calls of securities held to maturity                                       -            -             325          -
                                                                               -----------   ----------  -----------   -----------
       Total other income                                                          538,762      599,840    1,041,758     1,212,919
                                                                               -----------   ----------  -----------   -----------
OTHER EXPENSES:
  Salaries and benefits                                                          1,412,430    1,551,432    2,738,053     3,072,661
  Occupancy expense, net                                                           277,412      320,118      589,649       635,664
  Furniture and equipment                                                          195,443      216,236      428,398       418,034
  other                                                                            534,399      646,946    1,055,817     1,269,677
                                                                               -----------   ----------  -----------   -----------
       Total other expenses                                                      2,419,684    2,734,732    4,811,917     5,396,036
                                                                               -----------   ----------  -----------   -----------
INCOME BEFORE INCOME TAXES                                                       1,975,070    1,951,958    3,823,463     3,849,725
INCOME TAXES                                                                       676,839      657,621    1,309,058     1,312,140
                                                                               -----------   ----------  -----------   -----------
NET INCOME                                                                     $ 1,298,231   $1,294,337  $ 2,514,405   $ 2,537,585
                                                                               ===========   ==========  ===========   ===========
Net income per common share                                                    $      0.39   $     0.38  $     $0.75   $      0.75
                                                                               ===========   ==========  ===========   ===========
Weighted average number of shares
 outstanding                                                                     3,337,385    3,386,646    3,330,804     3,382,876
                                                                               ===========   ==========  ===========   ===========

See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                          1996         1997
                                                                                       -----------  -----------
Cash flows from operating activities:
  Net income                                                                           $2,514,405   $2,537,585
  Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of premiums and discounts on securities                              703,302      517,943
    Amortization of unearned interest and deferred loan costs and fees                     41,106      101,301
    Depreciation and amortization of premises and equipment                               418,230      409,012
    Provision for loan losses                                                             118,995      113,211
    Loss on sales and calls of securities available for sale                                   98          804
    Gain from calls of securities held to maturity                                           (325)        -
    Gain on sale of student loans                                                            -         (10,604)
    (Increase) in accrued interest receivable                                             (25,841)    (132,037)
    (Increase) decrease in other assets                                                   (21,740)      71,454
    (Decrease) increase in other liabilities                                              (91,963)     210,354
       Net cash provided by operating activities                                        3,656,267    3,819,023
                                                                                     ------------ ------------
Cash flows from investing activities:
  Proceeds from maturities of and repayments on securities available for sale          13,758,599   13,007,120
  Proceeds from calls of securities available for sale                                  2,999,902    3,499,196
  Purchases of securities available for sale                                          (16,260,068) (27,103,697)
  Proceeds from maturities of and repayments on securities held to maturity             7,509,801    6,707,511
  Proceeds from calls of securities held to maturity                                      900,000         -
  Purchases of securities held to maturity                                             (9,053,437)  (7,989,020)
  Net increase in loans receivable                                                    (15,712,152)  (3,778,385)
  Proceeds from sale of student loans                                                        -       2,309,124
  Loan recoveries                                                                          14,667       16,350
  Additions to premises and equipment                                                    (843,525)  (1,476,026)
  Purchase of real estate held for investment                                                -        (100,000)
  Proceeds from sales of real estate owned                                                255,389         -
                                                                                     ------------ ------------
       Net cash (used in) investing activities                                        (16,430,824) (14,907,827)
                                                                                     ------------ ------------
Cash flows from financing activities:

  Net increase in deposits                                                              1,484,054   22,878,476
  Proceeds from sale of common stock                                                      576,150      378,212
  Repayment of borrowed money                                                                         (322,000)
  Cash dividends paid on common stock                                                    (847,981)    (979,933)
                                                                                     ------------ ------------

     Net cash provided by financing
      activities                                                                        1,212,223   21,954,755
                                                                                     ------------  -----------
Net (decrease) increase in Cash and cash equivalents                                  (11,562,334)  10,865,951
Cash and cash equivalents - beginning                                                  33,773,253   23,145,240
                                                                                     ------------ ------------
Cash and cash equivalents - ending                                                   $ 22,210,919 $ 34,011,191
                                                                                     ============ ============

See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                                                                                   Six Months Ended June 30,
                                                                                                   -------------------------
                                                                                                       1996         1997
                                                                                                   ----------   ----------
Supplemental disclosures of cash flow information:
  Cash paid during the six month period for:
    Income taxes                                                                                   $1,261,080   $1,258,502
    Interest                                                                                        4,860,371    5,107,789

Supplemental schedule of noncash investing and financing activities:
  Unrealized gain on securities available for sale, net of deferred income taxes                   $  479,302   $  163,652
  Charge off of loans receivable to allowance for loan losses                                          93,662      204,561
  Loan receivable transferred to real estate owned                                                    103,220         -
  Mortgage payable incurred in connection with purchase of premises                                      -         322,000

See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to Lakeland BANCORP; Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1996, for information regarding the Corporation's audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.  SECURITIES AVAILABLE FOR SALE
---------------------------------

                                                                    December 31, 1996
                                                       ---------------------------------------------
                                                         Amortized    Gross Unrealized   Carrying
                                                                    -------------------
                                                           Cost       Gains       Losses   Value
                                                       -----------  ----------  -------  -----------
U.S. Treasury                                          $25,527,311  $  194,284  $ 1,095  $25,720,500
U.S. Government agencies                                20,803,314      78,340   48,685   20,832,969
States and political subdivisions                       15,329,500     123,655    4,274   15,448,881
Other debt securities                                    3,606,461      17,706    2,168    3,621,999
Equity security                                          1,204,882   1,721,260     -       2,926,142
                                                       -----------  ----------  -------  -----------
                                                       $66,471,468  $2,135,245  $56,222  $68,550,491
                                                       ===========  ==========  =======  ===========

                                                                    June 30, 1997
                                                       ---------------------------------------------
                                                        Amortized     Gross Unrealized    Carrying
                                                                    -------------------
                                                          Cost      Gains       Losses      Value
U.S. Treasury                                          $33,065,913  $  161,851  $ 3,397  $33,224,367
U.S. Government agencies                                21,739,256      46,905   55,206   21,730,955
States and political subdivisions                       17,971,347      92,405    7,937   18,055,815
Other debt securities                                    2,800,991      10,823    1,359    2,810,455
Equity security                                          1,204,882   2,108,544     -       3,313,426
                                                       -----------  ----------  -------  -----------
                                                       $76,782,389  $2,420,528  $67,899  $79,135,018
                                                       ===========  ==========  =======  ===========

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


3.  SECURITIES AVAILABLE FOR SALE (Cont'd)
---------------------------------

The following is a summary of securities available for sale by maturity:

                                                December 31, 1996            June 30, 1997
                                           --------------------------  ------------------------
                                             Amortized      Carrying     Amortized   Carrying
                                               Cost           Value        Cost       Value
                                           ------------  ------------  -----------  -----------
Due in one year or less                      25,339,254  $ 25,433,405  $22,781,104  $22,845,751
Due after one year
 through five years                          39,892,332    40,155,944   52,766,403   52,945,841
Due after five years
 through ten years                               25,000        25,000       25,000       25,000
Due after ten years                              10,000        10,000        5,000        5,000
Equity security                               1,204,882     2,926,142    1,204,882    3,313,426
                                           ------------  ------------  -----------  -----------
                                           $ 66,471,468   $68,550,491  $76,782,389  $79,135,018
                                           ============  ============  ===========  ===========

4.  SECURITIES HELD TO MATURITY
-------------------------------

                                                        December 31, 1996
                                           -----------------------------------------------
                                             Carrying       Gross Unrealized    Estimated
                                                          -------------------
                                               Value       Gains      Losses    Fair Value
                                           ------------   --------   -------   -----------
U.S. Treasury                              $ 32,725,897   $231,547   $52,819   $32,904,625
U.S. Government agencies                     11,638,493     93,969    26,775    11,705,687
States and political subdivisions             1,218,945      6,709      -        1,225,654
Other debt securities                         2,824,709      8,582     1,169     2,832,122
                                           ------------   --------   -------   -----------
                                           $ 48,408,044   $340,807   $80,763   $48,668,088
                                           ============   ========   =======   ===========

                                                              June 30, 1997
                                           -----------------------------------------------
                                             Carrying       Gross Unrealized    Estimated
                                                          -------------------
                                               Value       Gains      Losses    Fair Value
                                           ------------   --------   -------   -----------
U.S. Treasury                              $ 33,760,688   $174,170   $56,147   $33,878,711
U.S. Government agencies                     11,666,278     57,151    30,883    11,692,546
States and political subdivisions             1,721,760      7,537       886     1,728,411
Other debt securities                        2,308,542       1,606     7,377     2,302,771
                                           ------------   --------   -------   -----------
                                           $ 49,457,268   $240,464   $95,293   $49,602,439
                                           ============   ========   =======   ===========

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4.  SECURITIES HELD TO MATURITY (Cont'd)
-------------------------------

A summary of the securities held to maturity by maturity follows:

                                 December 31, 1996          June 30, 1997
                             ------------------------  ------------------------
                               Carrying    Estimated    Carrying    Estimated
                                Value      Fair Value    Value      Fair Value
                             -----------  -----------  -----------  -----------
Due in one year or less      $14,636,079  $14,628,059  $14,980,727  $15,051,457
Due after one year
 through five years           33,571,965   33,837,966   34,276,541   34,355,982
Due after ten years              200,000      202,063      200,000      195,000
                             -----------  -----------  -----------  -----------
                             $48,408,044  $48,668,088  $49,457,268  $49,602,439
                             ===========  ===========  ===========  ===========

5.  LOANS
---------

                                                    December 31,     June 30,
                                                       1996            1997
                                                    ------------   ------------
Loans                                               $226,019,901   $227,238,469
Less:  Unearned income                                   (70,377)      (114,942)
       Allowance for loan losses                      (3,000,000)    (2,925,000)
                                                    ------------   ------------
                                                    $222,949,524   $224,198,527
                                                    ============   ============


A summary of the activity in the allowance for loan losses is as follows:

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                   1996         1997
                                                               ------------  -----------
   Balance - beginning                                          $2,910,000   $3,000,000
   Provisions charged to operations                                118,995      113,211
   Loans charged off                                               (93,662)    (204,561)
   Recoveries of loans previously charged off                       14,667       16,350
                                                                ----------   ----------
   Balance - ending                                             $2,950,000   $2,925,000
                                                                ==========   ==========

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5. LOANS (Cont'd)
--------

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                  December 31,  June 30,
                                                      1996        1997
                                                   ----------  ----------

       Recorded investment in impaired loans:
           With recorded allowances                $2,513,216  $1,052,957
           Without recorded allowances                457,320   1,148,428
                                                   ----------  ----------
             Total impaired loans                   2,970,536   2,201,385
           Related allowance for loan losses          684,655     563,861
                                                   ----------  ----------
             Net impaired loans                    $2,285,881  $1,637,524
                                                   ==========  ==========

The average recorded investment in impaired loans and the interest income recognized on such loans were as follows:


                                                Six Months Ended June 30,
                                                -------------------------
                                                     1996        1997
                                                ------------  -----------
    Average recorded investment                   $2,661,779  $2,803,742
    Interest income recognized                        61,737      44,731

                               PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              THREE MONTH SUMMARY

     The second quarter of 1997 resulted in slightly decreased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1996. Net income decreased $3,894, or .30%, to $1,294,337 for the second three months of 1997 from $1,298,231 for the same period in 1996. Net income per share decreased $.01 or 2.56%. Increases of $179,602 in net interest income and $61,078 in other income along with decreases in the provision for loan losses of $51,256 and income tax expense of $19,218 were offset by an increase in other expenses of $315,048.

     The Company's annualized return on average assets and average stockholders' equity for the second three months of 1997 were 1.27% and 13.22%, respectively, compared to 1.44% and 15.64%, respectively, for the same period in 1996.



                             RESULTS OF OPERATIONS

     Total interest income increased $369,629, or 5.83% to $6,714,656 for the three months ended June 30, 1997, when compared to $6,345,027 for the same period in 1996. The overall increase in this category was a result of increases of $330,143 or 7.59% in interest earned on the loan portfolio and $51,345 or 32.63% in interest earned on federal funds sold, which were partially offset by a decrease in interest earned on the investment portfolio of $11,859 or .64%.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $27.3 million, which was partially offset by a 51 basis point decrease in yield. The increase in interest income on federal funds sold was attributable to a $3.3 million increase in average balances, along with a 21 basis point increase in yield. The slight decrease in interest income on the investment portfolio was attributable to an 8 basis point decrease in yield, offset in part by an increase in average balances of $908,000.

     Interest expense on deposits increased $187,171 or 7.78% to $2,592,298 for the second quarter of 1997 compared to $2,405,127 for the same period in 1996. This increase is attributable to an increase of $25.4 million in average balances.

     Net interest income increased $179,602 or 4.56% to $4,119,502 for the second three months of 1997 from $3,939,900 for the same period in 1996, primarily as the result of increased balances of average net earning assets, which was partially offset by a 20 basis point decrease in net interest margin. The annualized net interest margin (the average yield on interest-earning assets, less the average cost of interest-bearing liabilities) decreased from 3.96% to 3.76%. While the average yield on earning assets decreased 25 basis points from 7.61% to 7.36%, the average rate paid on interest-bearing liabilities decreased 5 basis points from 3.65% to 3.60%.

     The provision for loan losses decreased $51,256 to $32,652 for the three months ended June 30, 1997, as compared to $83,908 for the same prior year period. During the second quarter of 1997, the Company charged off loans of $136,828 and recovered $4,176 in previously charged off loans compared to $80,806 and $1,898, respectively, during the same period in 1996. The allowance for loan losses at June 30, 1997, was 1.29% of total loans, compared to 1.33% at December 31, 1996, and 1.43% at June 30, 1996. The Company believes, based on management's ongoing review of loan quality, economic conditions, loss experience, and loan growth, that the allowance for loan losses is adequate. This statement represents a forward-looking statement. Actual results could differ materially from this statement based upon a number of conditions, including the financial viability of the Company's loan customers, the value of the Company's collateral, and general economic conditions.

     The following table sets forth for the six months ended June 30, 1997 and 1996, and for each of the years in the five years ended December 31, 1996, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

                                               SIX MONTHS ENDED
                                               ----------------
                                                    June 30,                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------
                                                1997        1996      1996      1995      1994      1993      1992
                                             -----------  --------  --------  --------  --------  --------  -------
                                                                        (Dollars in Thousands)
Balance of allowance at beginning
   of period...............................      $ 3,000   $2,910    $2,910    $3,000    $3,000    $2,450    $2,035
                                                 -------   ------    ------    ------    ------    ------    ------
Charge-offs:
   Commercial..............................          175       70       321       114       234        57       256
   Installment.............................           30       24        85        33        85       107        87
   Mortgage................................           --       --        70       217        23        35        45
                                                    ----   ------    ------    ------    ------    ------    ------
      Total charge-offs....................          205       94       476       364       342       199       388
                                                    ----   ------    ------    ------    ------    ------    ------
Recoveries:
   Commercial..............................            7        7        10       108        69        13         1
   Installment.............................           10        8        22        37        48        41        13
                                                    ----   ------    ------    ------    ------    ------    ------
      Total recoveries.....................           17       15        32       145       117        54        14
                                                    ----   ------    ------    ------    ------    ------    ------
Net charge-offs............................          188       79       444       219       225       145       374
                                                    ----   ------    ------    ------    ------    ------    ------
Provision for loan losses..................          113      119       534       129       225       695       789
                                                    ----   ------    ------    ------    ------    ------    ------
Balance of allowance at end of period......      $ 2,925   $2,950    $3,000    $2,910    $3,000    $3,000    $2,450
                                                 =======   ======    ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding (1)...................         .17%     .08%      .22%      .12%      .14%      .11%      .34%
Balance of allowance at end of period
   as a percent of loans...................        1.29%    1.43%     1.33%     1.53%     1.71%     2.01%     2.02%

(1)  annualized for the six month periods ended June 30, 1997, and 1996.

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

     A loan evaluated for impairment is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant delay, which is defined as up to 90 days by the Company, will not cause a loan to be classified as impaired. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is collateral dependent, the fair value of the related collateral. Loan allowances required, based upon impaired loan evaluations, are included in the allowance for loan loss.

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

     As of June 30, 1997, based on the above criteria, the Company classified four commercial loans, totalling $770,759, and six mortgage loans, totalling $1,430,626, as impaired. The impairment of these loans is measured using the present value of future cash flows for the six classified loans, which have been renegotiated, and is based on the fair value of the underlying collateral for the remaining four loans. Based upon such evaluation of these impaired loans, $563,861 has been allocated to the allowance for loan losses.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1996) as of June 30, 1997, and as of December 31 of each of the last five years:

                                  June 30,             DECEMBER 31,
                                  --------  ----------------------------------
                                    1997     1996     1995     1994     1993     1992
                                  --------  -------  -------  -------  -------  -------
                                                     (In Thousands)
Non-accrual loans...............    $1,750   $1,308   $1,545   $1,501   $  483   $  213
Past due loans..................       747    1,456       59      554    2,934    3,714
Renegotiated loans..............     1,390    2,567    2,325    1,740    2,366       --
                                    ------   ------   ------   ------   ------   ------
   Total non-accrual, past due
      and renegotiated loans         3,887    5,331    3,929    3,795    5,783    3,927
Other real estate owned.........       100       --      255      629      458       --
                                    ------   ------   ------   ------   ------   ------
   Total........................    $3,987   $5,331   $4,184   $4,424   $6,241   $3,927
                                    ======   ======   ======   ======   ======   ======

     Included in the above schedule at June 30, 1997, are one non-accrual commercial loan and three non-accrual mortgage loans, totalling $1,095,623, and six renegotiated loans, totalling $1,105,762, which represents all loans categorized as impaired.

     At June 30, 1997, non-accrual loans totaled $1,750,000, an increase of $611,000 compared to March 31, 1997. This net change is primarily the result of the addition of one commercial loan in this category, totalling $544,000. Of the total non-accrual loans at June 30, 1997, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At June 30, 1997, loans past due 90 days or more and still accruing totalled $747,000, a decrease of $1,092,000 compared to March 31, 1997. This net change is primarily the result of the payoff of one commercial loan, totalling $1,468,000, which was partially offset by the addition of four commercial loans, totalling $485,000 to this category. At June 30, 1997, renegotiated loans totalled $1,390,000, an increase of $60,000 compared to March 31, 1997. This net change is primarily the result of the addition of two commercial loans to this category.

     Other income increased $61,078 or 11.34% to $599,840 for the second three months of 1997 from $538,762 for the same period in 1996. $53,259 of this increase represents fee income generated from an ATM surcharge in 1997, which was not initiated until later in 1996.

     Other expenses increased by $315,048 or 13.02% to $2,734,732 for the second three months of 1997 from $2,419,684 for the same period in 1996. Salaries and benefits increased by $139,002 or 9.84%, due to increased staff levels, partially due to an additional branch office being opened, and normal salary increases. Occupancy expense increased $42,706 or 15.39%. Furniture and fixtures expense increased $20,793 or 10.64%. The increase in the previous two categories is primarily the result of branch expansion and renovations, as well as the increased cost of maintaining the fourteen locations. Other expenses increased $112,547 or 21.06%. Advertising expense increased $7,268 or 15.67% due to an increase in the annual marketing budget. Postage expense increased $17,319 or 23.33% due to a change in postal rates and increased volume. Also, the Company received a $30,000 insurance recovery in 1996, which was credited to this account. The remaining components of other expenses increased 13.06% in the aggregate, reflecting the increased size of the Company.

     Income tax expense decreased $19,218 or 2.84% to $657,621 for the second three months of 1997 from $676,839 for the same period in 1996. The decrease in income tax expense was due to lower pre-tax earnings.

                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                               SIX MONTH SUMMARY

     The first six months of 1997 resulted in slightly increased earnings for the Company, when compared to the same period in 1996. Net income increased $23,180, or .92%, to $2,537,585 for the first six months of 1997 from $2,514,405 for the same period in 1996. Net income per share remained the same at $.75. Increases of $433,436 in net interest income and $171,161 in other income were substantially offset by an increase of $584,119 in other expenses.

     The Company's annualized return on average assets and average stockholders' equity for the first six months of 1997 were 1.31% and 13.41%, respectively, compared to 1.42% and 15.29%, respectively, for the same period in 1996.



                             RESULTS OF OPERATIONS

     Total interest income increased $852,841, or 6.80% to $13,399,783 for the six months ended June 30, 1997, when compared to $12,546,942 for the same period in 1996. The overall increase in this category was a result of increases of $957,647 or 11.23% in interest earned on the loan portfolio and $63,270 or 19.50% in interest earned on federal funds sold, which offset a decrease of $168,076 or 4.55% in interest earned on the securities portfolio.

     The increase in interest income on loans was attributable to an increase in average balances of $31.0 million, which more than offset a 36 basis point decrease in yield. The increase in interest income on federal funds sold was attributable to an increase in average balances of $2.1 million along with a 13 basis point increase in yield. The decrease in interest income on securities was attributable to a $3.3 million decrease in average balances along with a decline of 12 basis points in yield.

     Interest expense on deposits increased $409,505 or 8.47% to $5,243,830 for the first six months of 1997 compared to $4,834,325 for the same period in 1996. This increase is attributable to an increase of $25.8 million in average balances. Total interest expense increased $419,405 or 8.68%, reflecting the aforementioned deposit factors along with $9,900 in interest expense incurred in the first six months of 1997 on borrowed money.

     Net interest income increased $433,436 or 5.62% to $8,146,053 for the first six months of 1997 from $7,712,617 for the same period in 1996, primarily as the result of increased balances of average net earning assets, which more than offset a 12 basis point decrease in net interest margin. The annualized net interest margin decreased from 3.84% to 3.72%. While the average yield on earning assets decreased 16 basis points from 7.59% to 7.43%, the average rate paid on interest-bearing liabilities decreased 4 basis points from 3.75% to 3.71%.

     Other income increased $171,161 or 16.43% to $1,212,919 for the first six months of 1997 from $1,041,758 for the same period in 1996. This was primarily the result of an increase of $136,001 or 15.79% in service charges on deposits. $106,916 of this increase represents fee income generated from an ATM surcharge in 1997, which was not initiated until later in 1996.

     Other expenses increased by $584,119 or 12.14% to $5,396,036 for the first six months of 1997 from $4,811,917 for the same period in 1996. Salaries and benefits increased by $334,608 or 12.22%, due to increased staffing levels and normal salary increases. Occupancy expense increased $46,015 or 7.80%. This was primarily the result of the increased cost of maintaining the fourteen locations from which the Company operates. The decrease of $10,364 or 2.42% in furniture and fixtures expense is primarily the result of furniture and fixtures in the administration building becoming fully depreciated in March 1996. Other expenses increased $213,860 or 20.26%. Significant sources of changes in this category are advertising expense, which increased $28,493 or 35.85%; and, postage expense, which increased $40,432 or 28.64%. FDIC Insurance expense increased $19,405 from the statutory $1,000 minimum in 1996. Additionally, $52,548 was credited to Miscellaneous Losses in 1996, which represents recoveries received in 1996 from an insurance company on thefts that occurred in 1995. The remaining component of other expenses increased 8.23% in the aggregate, reflecting the increased size of the Company.

     Income tax expense increased $3,082 or .24% to $1,312,140 for the first six months of 1997 from $1,309,058 for the same period in 1996. The increase in income tax expense was due to higher pre-tax earnings.

                              FINANCIAL CONDITION

     The Company's total assets increased $25.2 million or 6.67% from $377.5 million at December 31, 1996, to $402.7 million at June 30, 1997. Increases of $10.9 million in cash and cash equivalents and $11.6 million in the securities portfolio resulted primarily from a $22.9 million increase in deposits.

     At June 30, 1997, the Company's securities portfolio of $128.6 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value.
Unrealized gains and losses of $2,420,528 and $67,899, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at June 30, 1997, is to increase stockholders' equity by $1,407,167. Securities held to maturity continue to be carried at historical cost and, at June 30, 1997, contain unrealized gains and losses of $240,464 and $95,293, respectively. For the entire securities portfolio, net unrealized gains stand at $2,497,800 at June 30, 1997, as compared with a $2,339,067 net unrealized gain at December 31, 1996. See notes 3 and 4 of the Notes to Consolidated Financial Statements.

     Total deposits increased $22.9 million or 6.73% from December 31, 1996, to June 30, 1997. Non-interest-bearing demand, savings and interest-bearing demand and time accounts increased $5.7 million, $10.5 million, and $6.7 million, respectively, in the first six months of 1997. Time deposits at June 30, 1997, represented 31.90% of total deposits as compared to 32.07% at December 31, 1996.

     Stockholders' equity increased $2.1 million or 5.70% as net income of $2.5 million, $378,000 in proceeds of common stock sold via dividend reinvestments and a $164,000 increase in the equity component related to available for sale securities were partially offset by dividends paid to stockholders of $980,000.

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

     The following table reflects the Company's capital ratios as of June 30, 1997.


                                                    AMOUNT         RATIO
                                                 (In Thousands)
RISK-BASED CAPITAL RATIOS:
Actual Tier I Capital                               $37,512        17.23%
Tier I Capital minimum amount                         8,710         4.00%
                                                    -------        ------
Excess                                              $28,802        13.23%
                                                    =======        ======


Actual Combined Tier I and Tier II Capital          $39,873        18.31%
Combined Tier I and Tier II Capital minimum
   requirement                                       17,420         8.00%
                                                    -------        ------
Excess                                              $22,453        10.31%
                                                    =======        ======

                                                                   AMOUNT
 RATIO

LEVERAGE RATIO:
Actual Tier I Capital to average second quarter
   assets                                           $37,512         9.36%
Minimum leverage target*                               *              *
                                                   --------        ------
Excess                                             $   *              * %
                                                   ========        ======


* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of June 30, 1997.

                          PART II  OTHER  INFORMATION



Item 1           Legal Proceedings                     Not Applicable

Item 2           Change in Securities                  Not Applicable

Item 3           Defaults Upon Senior Securities       Not Applicable

Item 4           Submission of Matters to a Vote of Security Holders

             The Company's Annual Meeting of Shareholders was held on May 14, 1997. At that meeting, the two Board nominees were elected to the Board of Directors. The following table shows, for each nominee, the number of shares voted for such nominee, the shares for which authority was withheld, abstentions, and broker non-votes:


                                             AUTHORITY                BROKER
                                     FOR     WITHHELD   ABSTENTIONS  NON-VOTES
                                     ---     ---------  -----------  ---------

          BRUCE BOHUNY            2,785,265    3,341       1,559       68,669

          MARY ANN DEACON         2,785,265    3,341       1,559       68,669



Item 5    Other Information                        Not Applicable

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b) Current Reports on Form 8-K Filed During The Quarter Ended June 30, 1997: None

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Lakeland Bancorp, Inc.
                                      --------------------------------------
                                                (Registrant)


                                        /s/ Arthur L. Zande
                                      --------------------------------------
                                            Arthur L. Zande
                                            Executive Vice President
                                              (Chief Executive Officer)



                                        /s/ William J. Eckhardt
                                      --------------------------------------
                                            William J. Eckhardt
                                            Vice President and Treasurer
                                              (Chief Financial Officer)

August 6, 1997
--------------
     Date