Form 10-Q
period 1997-09-30
LAKELAND BANCORP INC
filed 1997-11-07
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.



 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________.


Commission File Number   33-27312
                         --------

                            Lakeland Bancorp, Inc.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     New Jersey                                             22-2953275
---------------------------------                     ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)


     250 Oak Ridge Road, Oak Ridge, New Jersey                  07438-8906
----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



                                (201) 697-2000
----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



               Yes   X              No
                  --------             --------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of September 30, 1997, 3,561,694 common shares, $2.50 par value, were outstanding.

                             LAKELAND BANCORP, INC.

                                     INDEX


                                                                   Page
                                                                   Number
                                                                   ------

Part I.   Financial Information                                     1


  Item 1. Financial Statements

          Consolidated Statements of Condition as of
           December 31, 1996 and September 30, 1997 (Unaudited)     2


          Consolidated Statements of Income for the Three and Nine
           Months Ended September 30, 1996 and 1997 (Unaudited)     3


          Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1996 and 1997 (Unaudited)     4 - 5


          Notes to Consolidated Financial Statements                6 - 9


  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations           10 - 20


Part II.  Other Information


  Item 6. Exhibits and Reports on Form 8-K                         21


  Signatures                                                       22

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

     The results of operations for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                      ------------------------------------
                                  (Unaudited)

                                                                           December 31,      September 30,
                                                                          -------------       ------------
                                                                              1996               1997
                                                                          -------------       ------------
ASSETS
------
Cash and due from banks                                                   $  20,395,240       $ 20,736,571
Federal funds sold                                                            2,750,000          3,500,000
                                                                          -------------       ------------
    Cash and cash equivalents                                                23,145,240         24,236,571

Securities available for sale, at estimated fair value                       68,550,491         78,913,726
Securities held to maturity; estimated fair value of
 $48,668,000 in 1996 and $50,300,000 in 1997                                 48,408,044         49,973,474
Loans                                                                       222,949,524        230,355,223
Premises and equipment                                                        9,798,976         11,363,643
Accrued interest receivable                                                   3,485,531          3,391,022
Other assets                                                                  1,206,974            964,921
                                                                          -------------       ------------
    Total assets                                                          $ 377,544,780       $399,198,580
                                                                          =============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
-----------
Deposits:
  Non-interest-bearing demand                                             $  67,346,528       $ 68,001,659
  Savings and interest-bearing demand                                       161,746,887        168,535,485
  Club accounts                                                               1,917,278          3,219,631
  Time                                                                       95,137,066        105,249,341
  Time of $100,000 and over                                                  13,935,937         12,898,310
                                                                          -------------       ------------
    Total deposits                                                          340,083,696        357,904,426

Other liabilities                                                               641,729          1,024,343
                                                                          -------------       ------------
    Total liabilities                                                       340,725,425        358,928,769
                                                                          -------------       ------------
Commitments                                                                       -                  -

Stockholders' equity
--------------------
Common stock (par value $2.50 per share):
  Authorized shares 7,050,819 in 1996 and 7,403,359 in 1997;
   issued and outstanding shares 3,375,590 in
   1996 and 3,561,694 in 1997                                                 8,438,975          8,904,235
Surplus                                                                      19,190,852         23,640,710
Undivided profits                                                             7,946,013          5,882,443
Unrealized gain on securities available for sale, net                         1,243,515          1,842,423
                                                                          -------------       ------------

Total stockholders' equity                                                   36,819,355         40,269,811
                                                                          -------------       ------------
Total liabilities and stockholders' equity                                $ 377,544,780       $399,198,580
                                                                          =============       ============

See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)
                                  -----------


                                                                                 Three Months Ended           Nine Months Ended
                                                                                    September 30,               September 30,
                                                                              -------------------------   ------------ -----------
                                                                                1996            1997          1996          1997
                                                                              ----------     ----------   -----------  -----------
INTEREST INCOME:
 Loans and fees                                                               $4,560,677     $4,828,030   $13,085,877  $14,310,877
 Federal funds sold                                                               77,275        137,258       401,743      524,996
  Securities:
   U.S Treasury                                                                  912,097      1,045,119     2,850,972    2,947,471
   U.S. Government agencies                                                      527,351        564,268     1,600,096    1,599,629
   States and political subdivisions                                             200,716        227,544       603,458      628,021
   Other                                                                         136,663         86,709       419,575      277,717
                                                                              ----------     ----------   -----------  -----------
       Total interest income                                                   6,414,779      6,888,928    18,961,721   20,288,711
                                                                              ----------     ----------   -----------  -----------
INTEREST EXPENSE:
 Deposits                                                                      2,413,288      2,616,438     7,247,613    7,860,268
 Borrowed money                                                                        -              -             -        9,900
                                                                              ----------     ----------   -----------  -----------
     Total interest expense                                                    2,413,288      2,616,438     7,247,613    7,870,168
                                                                              ----------     ----------   -----------  -----------
   Net interest income                                                         4,001,491      4,272,490    11,714,108   12,418,543

PROVISION FOR LOAN LOSSES                                                         50,096         43,813       169,091      157,024
                                                                              ----------     ----------   -----------  -----------
   Net interest income after provision for loan losses                         3,951,395      4,228,677    11,545,017   12,261,519
                                                                              ----------     ----------   -----------  -----------
OTHER INCOME:
 Service charges on deposit accounts                                             452,331        499,823     1,313,836    1,497,329
 Other income                                                                     85,875         77,031       265,901      293,248
 Gains (losses) on sales and calls of securities available for sale                1,223         (4,649)        1,125       (5,453)
 Gains (losses) on calls of securities held to maturity                                -           (282)          325         (282)
                                                                              ----------     ----------   -----------  -----------
       Total other income                                                        539,429        571,923     1,581,187    1,784,842
                                                                              ----------     ----------   -----------  -----------
OTHER EXPENSES:
 Salaries and benefits                                                         1,375,983      1,499,629     4,114,036    4,572,290
 Occupancy expense, net                                                          285,239        329,419       874,888      965,083
 Furniture and equipment                                                         186,570        226,704       614,968      644,738
 Other                                                                           565,619        670,068     1,621,436    1,939,745
                                                                              ----------     ----------   -----------  -----------
       Total other expenses                                                    2,413,411      2,725,820     7,225,328    8,121,856
                                                                              ----------     ----------   -----------  -----------
INCOME BEFORE INCOME TAXES                                                     2,077,413      2,074,780     5,900,876    5,924,505
INCOME TAXES                                                                     711,584        709,867     2,020,642    2,022,007
                                                                              ----------     ----------   -----------  -----------
NET INCOME                                                                    $1,365,829     $1,364,913   $ 3,880,234  $ 3,902,498
                                                                              ==========     ==========   ===========  ===========
Net income per common share                                                   $     0.39     $     0.38   $      1.11  $     $1.10
                                                                              ==========     ==========   ===========  ===========
Weighted average number of shares outstanding                                  3,517,123      3,560,872     3,503,985    3,555,003
                                                                              ==========     ==========   ===========  ===========

See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                                                                     Nine Months Ended September 30,
                                                                                                            1996           1997
                                                                                                        -------------  -------------
Cash flows from operating activities:
      Net income                                                                                        $  3,880,234   $  3,902,498
        Adjustments to reconcile net income to net cash provided by operating activities:
          Net amortization of premiums and discounts on securities                                         1,016,340        737,771
          Amortization of unearned interest and deferred loan costs and fees                                  53,492        146,337
          Depreciation and amortization of premises and equipment                                            605,548        628,797
          Provision for loan losses                                                                          169,091        157,024
          (Gain) loss on sales and calls of securities available for sale                                     (1,125)         5,453
          (Gain) loss from calls of securities held to maturity                                                 (325)           282
          Gain on sale of student loans                                                                       -             (10,604)
          Decrease in accrued interest receivable                                                             69,791         94,509
          Decrease in other assets                                                                            40,592         35,821
          (Decrease) increase in other liabilities                                                           (34,850)       382,614
                                                                                                        -------------  -------------

                  Net cash provided by operating activities                                                5,798,788      6,080,502
                                                                                                        -------------  -------------
Cash flows from investing activities:
    Proceeds from repayments and maturities on securities available for sale                              17,711,465     17,179,120
    Proceeds from sales of securities available for sale                                                   4,017,037      5,039,622
    Proceeds from calls of securities available for sale                                                   2,999,902      4,499,196
    Purchases of securities available for sale                                                           (16,490,374)   (36,499,446)
    Proceeds from repayments and maturities on securities held to maturity                                10,211,193      9,707,511
    Proceeds from calls of securities held to maturity                                                       900,000        500,000
    Purchases of securities held to maturity                                                             (12,867,750)   (12,096,865)
    Proceeds from sale of student loans                                                                       -           2,309,124
    Purchases of participation interests in loans                                                             -          (2,854,877)
    Net increase in loans receivable                                                                     (27,362,683)    (7,312,288)
    Loan recoveries                                                                                           21,830         63,416
    Additions to premises and equipment                                                                   (1,436,857)    (1,871,464)
    Purchase of real estate held for investment                                                               -            (100,000)
    Proceeds from sales of real estate owned                                                                 358,609        -
                                                                                                        -------------  -------------

                  Net cash (used in) investing activities                                                (21,937,628)   (21,436,951)
                                                                                                        ------------   ------------
Cash flows from financing activities:
    Net increase in deposits                                                                               2,756,102     17,820,730
    Repayment of mortgage payable                                                                             -            (322,000)
    Proceeds from sale of common stock                                                                       862,580        420,612
    Cash dividends paid on common stock                                                                   (1,274,387)    (1,471,562)
                                                                                                        ------------   ------------
     Net cash provided by financing activities                                                             2,344,295     16,447,780
                                                                                                        ------------   ------------
Net (decrease) increase in cash and cash equivalents                                                     (13,794,545)     1,091,331
Cash and cash equivalents - beginning                                                                     33,773,253     23,145,240
                                                                                                        ------------   ------------
Cash and cash equivalents - ending                                                                     $  19,978,708    $24,236,571
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

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                     1996             1997
                                                                                --------------    -------------
Supplemental disclosures of cash flow information:
  Cash paid during the nine month period for:
   Income taxes (federal and state)                                                   $2,079,080  $1,950,502
   Interest                                                                            7,264,367   7,681,409

Supplemental schedule of noncash investing and financing activities:
  Unrealized (loss) gain on securities available for sale, net of deferred
  income taxes                                                                         $(369,029) $  598,908
  Charge off of loans receivable to allowance for loan losses                            125,921     220,440
  Transfer of loans receivable to real estate owned                                      103,220      96,169
  Stock dividend                                                                         -         4,494,506
  Mortgage payable incurred in connection with purchase of premises                      -           322,000

See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to Lakeland Bancorp, Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1996, for information regarding the Corporation's audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   NET INCOME PER COMMON SHARE
--------------------------------

Net income per share of common stock is calculated based on the weighted average number of shares of common stock outstanding during the period. On October 30, 1996, the Corporation's Board of Directors authorized a 2% stock dividend, which was distributed on December 10, 1996. On August 27, 1997, the Corporation's Board of Directors authorized a 5% stock dividend which was distributed on October 15, 1997. Per share amounts have been retroactively restated to give effect to these stock dividends.

3.   SECURITIES AVAILABLE FOR SALE
----------------------------------

                                                         December 31, 1996
                                      -----------------------------------------------------
                                      Amortized          Gross Unrealized        Carrying
                                                     ------------------------
                                        Cost                Gains     Losses      Value
                                      -----------        ----------   -------   -----------
U.S. Treasury                         $25,527,311        $  194,284   $ 1,095   $25,720,500
U.S. Government agencies               20,803,314            78,340    48,685    20,832,969
States and political subdivisions      15,329,500           123,655     4,274    15,448,881
Other debt securities                   3,606,461            17,706     2,168     3,621,999
Equity security                         1,204,882         1,721,260      -        2,926,142
                                      -----------        ----------   -------   -----------
                                      $66,471,468        $2,135,245   $56,222   $68,550,491
                                      ===========        ==========   =======   ===========
                                                         September 30, 1997
                                      -----------------------------------------------------
                                      Amortized          Gross Unrealized        Carrying
                                                     ------------------------
                                        Cost                Gains     Losses      Value
                                      -----------        ----------   -------   -----------
U.S. Treasury                         $29,204,162        $  315,603   $  -      $29,519,765
U.S. Government agencies               23,215,787           105,411    15,897    23,305,301
States and political subdivisions      19,409,054           122,486       944    19,530,596
Other debt securities                   2,799,509            14,978       164     2,814,323
Equity security                         1,204,882         2,538,859      -        3,743,741
                                      -----------        ----------   -------   -----------
                                      $75,833,394        $3,097,337   $17,005   $78,913,726
                                      ===========        ==========   =======   ===========

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


3.   SECURITIES AVAILABLE FOR SALE  (Cont'd)
----------------------------------

The following is a summary of securities available for sale by maturity:

                                                December 31, 1996             September 30, 1997
                                           ---------------------------     ----------------------------
                                           Amortized         Carrying      Amortized       Carrying
                                             Cost             Value          Cost           Value
                                          ------------    ------------     ------------    ------------
Due in one year or less                   $ 25,339,254    $ 25,433,405     $ 22,978,748    $ 23,097,901
Due after one year
 through five years                         39,892,332      40,155,944       50,402,137      50,824,332
Due after five years
 through ten years                              25,000          25,000        1,242,627       1,242,752
Due after ten years                             10,000          10,000            5,000           5,000
Equity security                              1,204,882       2,926,142        1,204,882       3,743,741
                                          ------------    ------------     ------------    ------------
                                          $ 66,471,468    $ 68,550,491     $ 75,833,394    $ 78,913,726
                                          ============    ============     ============    ============

4. SECURITIES HELD TO MATURITY
------------------------------

                                                      December 31, 1996
                                     ----------------------------------------------------
                                      Carrying        Gross Unrealized        Estimated
                                                  -------------------------
                                        Value          Gains        Losses    Fair Value
                                     -----------  ----------------  -------   -----------
U.S. Treasury                        $32,725,897      $231,547      $52,819   $32,904,625
U.S. Government agencies              11,638,493        93,969       26,775    11,705,687
States and political subdivisions      1,218,945         6,709          -       1,225,654
Other debt securities                  2,824,709         8,582        1,169     2,832,122
                                     -----------  ------------      -------   -----------

                                     $48,408,044      $340,807      $80,763   $48,668,088
                                     ===========  ============      =======   ===========
                                                     September 30, 1997
                                     ----------------------------------------------------
                                     Carrying         Gross Unrealized        Estimated
                                                  -------------------------
                                     Value        Gains             Losses    Fair Value
                                     -----------  ------------      -------   -----------
U.S. Treasury                        $33,927,891      $279,722      $17,883   $34,189,730
U.S. Government agencies              11,138,686        60,991       12,568    11,187,109
States and political subdivisions      2,803,562        13,568         -        2,817,130
Other debt securities                  2,103,335         2,907          707     2,105,535
                                     -----------  ------------      -------   -----------
                                     $49,973,474      $357,188      $31,158   $50,299,504
                                     ===========  ============      =======   ===========

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4.   SECURITIES HELD TO MATURITY   (Cont'd)
--------------------------------

The following is a summary of securities held to maturity by maturity:

                                              December 31, 1996       September 30, 1997
                                              -----------------       ------------------
                                            Carrying    Estimated    Carrying     Estimated
                                            Value       Fair Value   Value        Fair Value
                                        ------------    -----------  -----------   -----------
Due in one year or less                 $ 14,636,079    $14,628,059  $14,916,246   $15,001,508
Due after one year
 through five years                       33,571,965     33,837,966   34,857,228    35,096,221
Due after ten years                          200,000        202,063      200,000       201,775
                                        ------------    -----------  -----------   -----------

                                        $ 48,408,044    $48,668,088  $49,973,474   $50,299,504
                                        ============    ===========  ===========   ===========

5. LOANS
--------

                                                  December 31,   September 30,
                                                      1996            1997
                                                  -------------   ------------
Loans                                             $226,019,901    $233,506,505
Less: Unearned income                                  (70,377)       (151,282)
      Allowance for loan losses                     (3,000,000)     (3,000,000)
                                                  ------------    ------------

                                                  $222,949,524    $230,355,223
                                                  ============    ============

A summary of the activity in the allowance for loan losses is as follows:

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                     1996        1997
                                                                   ----------   ----------
Balance - beginning                                                $2,910,000   $3,000,000
Provisions charged to operations                                      169,091      157,024
Loans charged off                                                    (125,921)    (220,440)
Recoveries of loans previously charged off                             21,830       63,416
                                                                   ----------   ----------

Balance - ending                                                   $2,975,000   $3,000,000
                                                                   ==========   ==========

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5.   LOANS    (Cont'd)
----------

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                             December 31,  September 30,
                                                 1996          1997
                                              ----------     ----------
Recorded investment in impaired loans:
      With recorded allowances                $2,513,216     $1,671,310
      Without recorded allowances                457,320        554,522
                                              ----------     ----------
         Total impaired loans                  2,970,536      2,225,832

       Related allowance for loan losses         684,655        618,428
                                              ----------     ----------
         Net impaired loans                   $2,285,881     $1,607,404
                                              ==========     ==========

The average recorded investment in impaired loans and the interest income recognized on such loans were as follows:

                                         Nine Months Ended September 30,
                                  --------------------------------------------
                                              1996                   1997
                                  ----------------------      ----------------
   Average recorded investment                $2,718,494          $2,607,031
  Interest income recognized                      90,798              92,661

6.  PENDING ACQUISITION
--- -------------------

On September 16, 1997, the Corporation entered in an Agreement and Plan of Merger (the "Merger Agreement") with Metropolitan State Bank ("MSB") pursuant to which each outstanding share of MSB common stock will be converted into Corporation Common Stock and MSB will become a wholly-owned subsidiary of the Corporation. The exchange ratio will depend upon the market price of Corporation common stock during a specified period prior to the closing; each share of MSB's common stock (679,047 shares of MSB's common stock were outstanding as of September 16, 1997) will be converted into a number of shares of Corporation Common Stock ranging from 0.845 to 1.164 shares, depending on the actual exchange ratio. As of September 30, 1997, MSB had total assets, deposits and stockholders' equity of $94.4 million, $81.9 million and $7.4 million, respectively. The merger provided for under the merger agreement (the "Merger") is subject to regulatory approvals, the approval of MSB's shareholders and other standard conditions. If consummated, the merger will be accounted for as a pooling of interests.

                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              THREE MONTH SUMMARY

     The third quarter of 1997 resulted in slightly decreased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1996. Net income decreased $916, or .07%, to $1,364,913 for the third three months of 1997 from $1,365,829 for the same period in 1996. Net income per share decreased $.01. Increases of $270,999 in net interest income and $32,494 in other income along with decreases in the provision for loan losses of $6,283 and income tax expense of $1,717 were offset by an increase in other expenses of $312,409.

     The Company's annualized return on average assets and average stockholders' equity for the third quarter of 1997 were 1.36% and 13.81%, respectively, compared to 1.50% and 15.90%, respectively, for the same period in 1996.



                             RESULTS OF OPERATIONS

     Total interest income increased $474,149, or 7.39% to $6,888,928 for the three months ended September 30, 1997, when compared to $6,414,779 for the same period in 1996. The overall increase in this category was a result of increases of $267,353 or 5.86% in interest earned on the loan portfolio, $146,813 or 8.26% in interest earned on the investment portfolio and $59,983 or 77.62% in interest earned on federal funds sold.

     The increase in interest income on loans was attributable to an increase in average balances of $17.3 million, which was partially offset by a 19 basis point decrease in yield. Of the $17.3 million increase in loans, commercial, mortgage, and consumer loans increased $3.3 million, $7.6 million, and $6.4 million, respectively. The increase in interest income on the investment portfolio was attributable to an increase in average balances of investment securities (principally taxable) of $10.2 million. The increase in interest income on federal funds sold was attributable to a $4.0 million increase in average balances, along with a 28 basis point increase in yield.

     Interest expense on deposits increased $203,150 or 8.42% to $2,616,438 for the third quarter of 1997 compared to $2,413,288 for the same period in 1996. This increase is attributable to an increase of $23.3 million in average balances. The bulk of this increase involved time deposits (which increased on average by $14.3 million) and savings and interest-bearing demand deposits (which increased on average by $9.0 million).

     Net interest income increased $270,999 or 6.77% to $4,272,490 for the third quarter of 1997 from $4,001,491 for the same period in 1996, primarily as a result of increased balances of average net earning assets, which was partially offset by a

13 basis point decrease in net interest margin. The annualized net interest margin (the average yield on interest-earning assets, less the average cost of interest-bearing liabilities) decreased from 3.99% to 3.86%. The average yield on earning assets decreased 14 basis points from 7.60% to 7.46% and the average rate paid on interest-bearing liabilities decreased 1 basis point from 3.61% to 3.60%.

     The provision for loan losses decreased $6,283 to $43,813 for the three months ended September 30, 1997, as compared to $50,096 for the same prior year period. During the third quarter of 1997, the Company charged off loans of $15,879 and recovered $47,066 in previously charged off loans, compared to $32,259 and $7,163, respectively, during the same period in 1996. The allowance for loan losses at September 30, 1997, was 1.28% of total loans, compared to 1.33% at December 31, 1996, and 1.37% at September 30, 1996. The Company believes, based on management's ongoing review of loan quality, economic conditions, loss experience, and loan growth, that the allowance for loan losses is adequate. This statement represents a forward-looking statement. Actual results could differ materially from this statement based upon a number of conditions, including the financial viability of the Company's loan customers, the value of the Company's collateral, and general economic conditions.

     The following table sets forth for the nine months ended September 30, 1997 and 1996, and for each of the years in the five years ended December 31, 1996, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:


                                                                                             NINE  MONTHS  ENDED
                                         ------------------------------------------------  ------------------------
                                                    YEAR  ENDED  DECEMBER 31,                    September 30,
                                         ------------------------------------------------
                                           1992      1993      1994      1995      1996         1996         1997
                                         --------  --------  --------  --------  --------  --------------  --------
                                                                   (Dollars in Thousands)
Balance of allowance at beginning
   of period...........................   $2,035    $2,450    $3,000    $3,000    $2,910          $2,910    $3,000
                                          ------    ------    ------    ------    ------          ------    ------

Charge-offs:
   Commercial..........................      256        57       234       114       321              70       175

   Installment.........................       87       107        85        33        85              33        45

   Mortgage............................       45        35        23       217        70              23        --
                                          ------    ------    ------    ------    ------          ------    ------

      Total charge-offs................      388       199       342       364       476             126       220
                                          ------    ------    ------    ------    ------          ------    ------

Recoveries:
   Commercial..........................        1        13        69       108        10               8         8
   Installment.........................       13        41        48        37        22              14        22
   Mortgage............................       --        --        --        --        --              --        33
                                          ------    ------    ------    ------    ------          ------    ------

   Total recoveries....................       14        54       117       145        32              22        63
                                          ------    ------    ------    ------    ------          ------    ------

Net charge-offs........................      374       145       225       219       444             104       157
                                          ------    ------    ------    ------    ------          ------    ------

Provision for loan losses..............      789       695       225       129       534             169       157
                                          ------    ------    ------    ------    ------          ------    ------

Balance of allowance at end of period..   $2,450    $3,000    $3,000    $2,910    $3,000          $2,975    $3,000
                                          ======    ======    ======    ======    ======          ======    ======

Ratio of net charge-offs to average
   loans outstanding (1)...............      .34%      .11%      .14%      .12%      .22%            .07%      .09%

Balance of allowance at end of period
   as a percent of loans...............     2.02%     2.01%     1.71%     1.53%     1.33%           1.37%     1.28%

(1)  annualized for the nine month periods ended September 30, 1997 and 1996.

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

     A loan evaluated for impairment is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant delay, which is defined as up to 90 days by the Company, will not cause a loan to be classified as impaired. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is collateral dependent, the fair value of the related collateral. Loan allowances required, based upon impaired loan evaluations, are included in the allowance for loan losses.

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

     Loans, or portions thereof, are charged-off when it is determined that a loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. With regard to interest income recognition for payments received on impaired loans, as well as all non-accrual loans, the Company follows FDIC guidelines, which apply any payments to principal as long as there is doubt as to the collectibility of the loan balance.

     As of September 30, 1997, based on the above criteria, the Company classified four commercial loans, totalling $767,935, and six mortgage loans, totalling $1,457,897, as impaired. The impairment of these loans is measured using the present value of future cash flows for the six classified loans, which have been renegotiated, and is based on the fair value of the underlying collateral for the remaining four loans. Based upon such evaluation of these impaired loans, $618,428 has been allocated to the allowance for loan losses.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1996) as of September 30, 1997, and as of December 31 of each of the last five years:


                                  SEPTEMBER 30,                DECEMBER 31,
                                  -------------  -------------------------------------------
                                      1997        1996     1995     1994     1993     1992
                                  -------------  -------  -------  -------  -------  -------
                                                        (In Thousands)

Non-accrual loans...............         $1,740   $1,308   $1,545   $1,501   $  483   $  213
Past due loans..................            708    1,456       59      554    2,934    3,714
Renegotiated loans..............          1,538    2,567    2,325    1,740    2,366       --
                                         ------   ------   ------   ------   ------   ------
   Total non-accrual, past due
      and renegotiated loans              3,986    5,331    3,929    3,795    5,783    3,927
Other real estate owned.........            196       --      255      629      458       --
                                         ------   ------   ------   ------   ------   ------
   Total........................         $4,182   $5,331   $4,184   $4,424   $6,241   $3,927
                                         ======   ======   ======   ======   ======   ======

     Included in the above schedule at September 30, 1997, are one non-accrual commercial loan and three non-accrual mortgage loans, totalling $1,126,647, and six renegotiated loans (three of which are commercial loans and three of which are mortgage loans), totalling $1,099,185, which represents all loans categorized as impaired.

     At September 30, 1997, non-accrual loans totaled $1,740,000, a decrease of $10,000 compared to June 30, 1997. This net change is the result of the addition of two commercial loans and the reduction of one mortgage loan in this category. Of the total non-accrual loans at September 30, 1997, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At September 30, 1997, loans past due 90 days or more and still accruing totalled $708,000, a decrease of $39,000 compared to June 30, 1997. This net change is primarily the result of the deletion of four commercial loans in this category offset in part by the addition of one mortgage loan and five commercial loans to this category. At September 30, 1997, renegotiated loans totalled $1,538,000, an increase of $148,000 compared to June 30, 1997. This net change is primarily the result of the addition of three commercial loans to this category.

     Other income increased $32,494 or 6.02% to $571,923 for the third quarter of 1997 from $539,429 for the same period in 1996. $52,470 of this increase represents fee income generated from an ATM surcharge, which was not initiated until the fourth quarter of 1996.

     Other expenses increased by $312,409 or 12.94% to $2,725,820 for the third quarter of 1997 from $2,413,411 for the same period in 1996. Salaries and benefits increased by $123,646 or 8.99%, due to increased staff levels, partially due to an additional branch office being opened, and normal salary increases. Occupancy expense increased $44,180 or 15.49%. Furniture and fixtures expense increased $40,134 or 21.51%. The increase in the previous two categories is primarily the result of branch expansion and renovations, as well as the increased cost of maintaining the fourteen locations. Other expenses increased $104,449 or 18.47%. Miscellaneous expenses increased $49,161 or 93.63% due primarily to the increased cost of operating new and existing branches and increased deposit insurance cost. Postage expense increased $13,449 or 17.12% due to a change in postal rates and increased volume. The remaining components of other expenses increased 9.63% in the aggregate, reflecting the increased size of the Company.

     Income tax expense decreased $1,717 or .24% to $709,867 for the third quarter of 1997 from $711,584 for the same period in 1996.

                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                               NINE MONTH SUMMARY

     The first nine months of 1997 resulted in slightly increased earnings for the Company, when compared to the same period in 1996. Net income increased $22,264, or .57%, to $3,902,498 for the first nine months of 1997 from $3,880,234 for the same period in 1996. Net income per share decreased $.01 to $1.10 in 1997 from $1.11 in 1996. Increases of $704,435 in net interest income and $203,655 in other income were substantially offset by an increase of $896,528 in other expenses.

     The Company's annualized return on average assets and average stockholders' equity for the first nine months of 1997 were 1.33% and 13.55%, respectively, compared to 1.45% and 15.48%, respectively, for the same period in 1996.



                             RESULTS OF OPERATIONS

     Total interest income increased $1,326,990, or 7.00% to $20,288,711 for the nine months ended September 30, 1997, when compared to $18,961,721 for the same period in 1996. The overall increase in this category was a result of increases of $1,225,000 or 9.36% in interest earned on the loan portfolio and $123,253 or 30.68% in interest earned on federal funds sold, which offset a decrease of $21,263 or .39% in interest earned on the securities portfolio.

     The increase in interest income on loans was attributable to an increase in average balances of $26.5 million, which more than offset a 32 basis point decrease in yield. Of the $26.5 million increase, commercial, mortgage, and consumer loans increased $6.1 million, $9.9 million, and $10.5 million, respectively. The increase in interest income on federal funds sold was attributable to an increase in average balances of $2.7 million along with a 14 basis point increase in yield. The slight decrease in interest income on securities was attributable to a $1.9 million increase in average balances (principally non-taxable investment securities), which was offset by a decline of 11 basis points in yield.

     Interest expense on deposits increased $612,655 or 8.45% to $7,860,268 for the first nine months of 1997 compared to $7,247,613 for the same period in 1996. This increase is attributable to an increase of $24.9 million in average balances. The bulk of this increase involved time deposits (which increased on average by $15.4 million) and savings and interest-bearing demand deposits (which increased on average by $9.5 million). Total interest expense increased $622,555 or 8.59%, reflecting the aforementioned deposit factors along with $9,900 in interest expense incurred in the first nine months of 1997 on borrowed money.

     Net interest income increased $704,435 or 6.01% to $12,418,543 for the first nine months of 1997 from $11,714,108 for the same period in 1996, primarily as the result of increased balances of average net earning assets, which more than offset a 14 basis point decrease in net interest margin. The annualized net interest margin decreased from 3.93% to 3.79%. The average yield on earning assets decreased 18 basis points from 7.62% to 7.44%, and the average rate paid on interest-bearing liabilities decreased 4 basis points from 3.69% to 3.65%.

     Other income increased $203,655 or 12.88% to $1,784,842 for the first nine months of 1997 from $1,581,187 for the same period in 1996. This was primarily the result of an increase of $183,493 or 13.97% in service charges on deposits. $154,876 of this increase represents fee income generated from an ATM surcharge, which was not initiated until the fourth quarter in 1996.

     Other expenses increased by $896,528 or 12.41% to $8,121,856 for the first nine months of 1997 from $7,225,328 for the same period in 1996. Salaries and benefits increased by $458,254 or 11.14%, due to increased staffing levels and normal salary increases. Occupancy expense increased $90,195 or 10.31% and furniture and fixture expenses increased $29,770 or 4.84%. These increases were primarily the result of the increased cost of maintaining the fourteen locations from which the Company operates. Other expenses increased $318,309 or 19.63%. Sources of changes in this category included advertising expense, which increased $22,503 or 16.05%; legal expense , which increased $43,034 or 75.58%; and postage expense, which increased $53,881 or 24.52%. FDIC insurance expense increased $29,548 from the statutory $1,500 minimum in 1996. Additionally, $34,420 was credited to Miscellaneous Losses in 1996, which represents recoveries received in 1996 from an insurance company on thefts that occurred in 1995. The remaining component of other expenses increased 9.76% in the aggregate, reflecting the increased size of the Company.

     Income tax expense increased $1,365 or .07% to $2,022,007 for the first nine months of 1997 from $2,020,642 for the same period in 1996.

                              FINANCIAL CONDITION

     The Company's total assets increased $21.7 million or 5.74% from $377.5 million at December 31, 1996, to $399.2 million at September 30, 1997. Increases of $11.9 million in the securities portfolio and $7.4 million in the loan portfolio were funded primarily by a $17.8 million increase in deposits.

     At September 30, 1997, the Company's securities portfolio of $128.9 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value. Unrealized gains and losses of $3,097,337 and $17,005, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at September 30, 1997, is to increase stockholders' equity by $1,842,423. Securities held to maturity continue to be carried at historical cost and, at September 30, 1997, contain unrealized gains and losses of $357,188 and $31,158, respectively. For the entire securities portfolio, net unrealized gains stand at $3,406,362 at September 30, 1997, as compared with a $2,339,067 net unrealized gain at December 31, 1996. See notes 3 and 4 of the Notes to Consolidated Financial Statements.

     Total deposits increased $17.8 million or 5.24% from December 31, 1996, to September 30, 1997. Non-interest-bearing demand, savings and interest-bearing demand and time accounts increased $655,000, $8.1 million, and $9.1 million, respectively, in the first nine months of 1997. Time deposits at September 30, 1997, represented 33.01% of total deposits as compared to 32.07% at December 31, 1996.

     Stockholders' equity increased $3.5 million or 9.37% as net income of $3.9 million, $421,000 in proceeds of common stock sold via dividend reinvestments and a $599,000 increase in the equity component related to available for sale securities were partially offset by dividends paid to stockholders of $1,472,000.

     Cash and cash equivalents increased by $1.1 million during the nine months ended September 30, 1997. Operating activities (principally as a result of the Company's net income and the adding back of certain non-cash charges) provided $6.1 million in net cash and financing activities (reflecting the net increase in deposits and proceeds from the issuance of common stock, offset by cash dividends and a mortgage repayment) provided $16.4 million in net cash. Investing activities, on the other hand, utilized $21.4 million in net cash, primarily reflecting the above-mentioned increases in the Company's loan and securities portfolios and $1.9 million in additions to premises and equipment.

CAPITAL  RESOURCES

     The FDIC has established risk-based capital rules which impose a minimum capital standard on insured banks. The minimum ratio of risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for loan losses. The Federal Reserve Board has adopted a similar risk-based capital guideline for the Company which is computed on a consolidated basis.

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

     The following table reflects the Company's capital ratios as of September 30, 1997.

                                                   AMOUNT   RATIO
                                                   (In Thousands)
RISK-BASED CAPITAL RATIOS:
Actual Tier I Capital                              $38,427  17.41%
Tier I Capital minimum amount                        8,828   4.00%
                                                   -------  -----
Excess                                             $29,599  13.41%
                                                   =======  =====


Actual Combined Tier I and Tier II Capital         $40,809  18.49%
Combined Tier I and Tier II Capital minimum
   requirement                                      17,656   8.00%
                                                   -------  -----
Excess                                             $23,153  10.49%
                                                   =======  =====


LEVERAGE RATIO:
Actual Tier I Capital to average third quarter
   assets                                          $38,427   9.56%
Minimum leverage target*                              *       *
                                                  --------  -----
Excess                                            $   *       * %
                                                  ========  =====



* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of September 30, 1997.

                          PART II  OTHER  INFORMATION



Item 6       Exhibits and Reports on Form 8-K

     (a)     Exhibits:

             10.1 Agreement and Plan of Merger, dated September 16, 1997, between the Company and Metropolitan State Bank is incorporated by reference to exhibit 99.2 to the Company's Current Report on Form 8-K, dated September 22, 1997.

             27.1 Financial Data Schedule

     (b)     Current Reports on Form 8-K Filed
             During The Quarter Ended September 30, 1997: On September 22, 1997, the Company filed a Current Report on Form 8-K, disclosing (pursuant to Item 5) its pending acquisition of Metropolitan State Bank. See Note 6 of the Notes to the Company's consolidated Financial Statements.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Lakeland Bancorp, Inc.
                                  ---------------------------------

                                           (Registrant)


                                     /s/ Arthur L. Zande
                                  ---------------------------------
                                     Arthur L. Zande
                                     Executive Vice President
                                          (Chief Executive Officer)


                                     /s/ William J. Eckhardt
                                  ---------------------------------
                                     William J. Eckhardt
                                     Vice President and Treasurer
                                          (Chief Financial Officer)

November 7, 1997
-----------------
     Date