Form 10-K405
period 1997-12-31
LAKELAND BANCORP INC
filed 1998-03-26
CIK 846901

                    SECURITIES   AND  EXCHANGE  COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10K
          (MARK  ONE)
           _
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
           -   OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

           _
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           -
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
          FROM ______ TO ______.


                            Commission file number:
                                   33-27312


                           LAKELAND  BANCORP,  INC.
    ----------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


     NEW JERSEY                                          22-2953275
-------------------------------------------      ---------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          identification No.)

 250 OAK RIDGE ROAD, OAK RIDGE, NEW JERSEY                       07438
-------------------------------------------------      ------------------------
        (Address of principal executive offices)                     (Zip code)


Registrant's telephone number, including area code: (201)697-2000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class
------------------------------
COMMON STOCK, $2.50 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
             -

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of February 1, 1998, is estimated to have been approximately $84,000,000.

The number of shares outstanding of the registrant's Common Stock, as of February 1, 1998, was 3,569,994.


                    DOCUMENTS  INCORPORATED  BY  REFERENCE:

Lakeland Bancorp, Inc., Proxy Statement for 1998 Annual Meeting of Shareholders (Part III).

                           LAKELAND  BANCORP,  INC.

                                Form 10-K Index


                                    PART  I
                                                                       PAGE
Item 1.   Business............................................. 4
Item 2.   Properties...........................................13
Item 3.   Legal Proceedings....................................13
Item 4.   Submission of Matters to a Vote of Security Holders..13
Item 4A.  Executive Officers of the Registrant.................13

                                   PART  II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters..........................15
Item 6.   Selected Financial Data..............................16
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................17
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risks...................................30

Item 8.   Financial Statements and Supplementary Data..........31

Item 9.   Changes in and disagreements with Accountants
          on Accounting and Financial Disclosure...............45

                                   PART  III

Item 10.  Directors of the Registrant..........................45
Item 11.  Executive Compensation...............................45
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management.......................................45
Item 13.  Certain Relationships and Related Transactions.......45

                                   PART  IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K..........................................45
Signatures.....................................................47

                                    PART  I
                                    -------

ITEM 1 - BUSINESS
                                    GENERAL
                                    -------

Lakeland Bancorp, Inc. (the "Company"), a New Jersey corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank ("LB" or the "Bank"). The Company's primary business consists of managing and supervising LB. The principal source of income is dividends paid by LB. At December 31, 1997, the Company had consolidated total assets, deposits, and stockholder's equity of approximately $411.5 million, $369.0 million, and $41.4 million, respectively.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described in Exhibit 99.1 to this Annual Report on Form 10-K.

LB was organized as Lakeland State Bank on May 19, 1969. LB is a state banking association, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). LB is not a member of the Federal Reserve System. LB is a full-service commercial bank offering a complete range of consumer, commercial, and trust services. Its 13 branch offices are located in the following three New Jersey counties: Morris, Passaic, and Sussex.

On September 16, 1997, the Company entered into an Agreement and Plan of Reorganization with Metropolitan State Bank ("MSB"), which provided for the merger (the "Merger") of a newly formed bank subsidiary of the company with and into MSB. The parties entered into an Amended and Restated Agreement and Plan of Reorganization, dated as of January 14, 1998 (the "Merger Agreement"). Pursuant to the Merger Agreement, MSB's shareholders are entitled to receive
0.941 shares of the Company's Common Stock in exchange for each share of MSB Common Stock which they owned on the effective date of the Merger. The Merger became effective as of the close of business on February 20, 1998. As of September 30, 1997, MSB had total assets, deposits and stockholders' equity of $94.4 million, $81.9 million and $7.4 million, respectively. As of December 31, 1997, costs incurred in regard to the acquisition totalled $155,000 and are included in other assets. Such amount will be expensed.

COMMERCIAL BANK SERVICES

The Bank offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses in its northern New Jersey market area. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans and mortgage loans. Depository products include: demand deposits, savings accounts, and time accounts. In addition, LB offers collection, wire transfer, and night depository services.

CONSUMER BANKING

The Bank also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, secured and unsecured loans, consumer installment loans, mortgage loans, safe deposit services, and traveler's cheques. LB also provides discount brokerage services to its customers through a third party.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Banking and Branching Act") permits bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such state, or to "opt in" prior to the June 1, 1997, effective date of this legislation. Furthermore, a state may "opt in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. During 1996, New Jersey enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

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

The policy of the Federal Reserve Board provides that a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support such subsidiary banks in circumstances in which it might not do so absent such policy.


Lakeland  Bank
--------------
LB is a state chartered banking association subject to supervision and examination by the Department of Banking of the State of New Jersey and the FDIC. The regulations of the State of New Jersey and FDIC govern most aspects of LB's business, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location of branch offices. LB is subject to certain restrictions imposed by law on, among other things, (i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of the Company or any subsidiary of the Company, and (iii) the taking of such stock or securities as collateral for loans to any borrower.

Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a state non-member bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. Under the FDIC's CRA evaluation system, the FDIC focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

Capital Adequacy Guidelines
---------------------------
The Federal Reserve Board has adopted Risk-Based Capital Guidelines. Their guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital-to-risk-weighted-assets ratio of at least 4% and a total capital-to-risk-weighted-assets ratio of at least 8%. At December 31, 1997, the Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 17.31% and 18.49%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company and banks such as LB. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. LB is subject to similar minimum leverage criteria. The Company's leverage ratio was 9.69% at December 31, 1997.

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

Competition
-----------
LB operates in a highly competitive market environment within northern New Jersey. Three major multi-bank holding companies in addition to several large independent regional banks and several large multi-state thrift holding companies operate within LSB's market area. These larger institutions have substantially larger lending capacities and typically offer services which LB does not offer.

In recent years, the financial services industry has expanded rapidly as barriers to competition within the industry have become less significant. Within the banking field, banks must compete not only with other banks and traditional financial institutions, but also with other business corporations that have begun to deliver financial services.

Concentration
-------------
The Company and LB are not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company or LB.

Employees
---------
At December 31, 1997, there were 192 persons employed by the Company and LB.

ITEM 2 - PROPERTIES

The Company's principal offices are located at 250 Oak Ridge Road, Oak Ridge, New Jersey.

LB operates 13 banking locations located in Passaic, Morris, and Sussex Counties, New Jersey. LB's Wantage office is leased under a long term lease expiring August 1, 1999. LB's Rockaway office is under a long-term lease expiring May 15, 2009. LB's Newton office is under a lease expiring October 1, 2000. LB's Wharton Office is under a lease, expiring August 22, 2005. For information regarding all of the Company's rental obligations, see Notes to Consolidated Financial Statements.

All other offices of LB and the Company's principal office are owned by LB and are unencumbered.

ITEM 3 - LEGAL PROCEEDINGS

There are no significant pending legal proceedings involving the Company or LB other than those arising out of routine operations. Management does not anticipate that the ultimate liability, if any, arising out of the Company's litigation will have a material effect on the financial condition or results of operations of the Company and LSB on a consolidated basis.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1997.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name and age of each executive officer of the Company and LB. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.


                            Officer of         Position with the Company,
Name and Age                 LB since         LB, and Business Experience
---------------------       ----------        ----------------------------

Robert B. Nicholson            1969           Chairman of The Board
Age 69                                                   of the Company
                                                         and LB; Chairman
                                                         of the Board,
                                                         Eastern Propane
                                                         Corp. (a fuel
                                                         distribution
                                                         company)

John W. Fredericks             1969           President of the Company and
Age 62                                                   LB; President,
                                                         Fredericks Fuel
                                                         and Heating
                                                         Service (a fuel
                                                         distribution
                                                         company)

Arthur L. Zande         1971          Executive Vice President and
Age 63                                           CEO of the Company and LB

William J. Eckhardt     1975          Vice President and Treasurer
Age 47                                           of the Company since 1994; Vice
                                                 President and Treasurer of LB

                                   PART  II

ITEM 5 -- MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
          RELATED  STOCKHOLDER  MATTERS

The Company's Common Stock, $2.50 par value, is traded in the over the counter market, although the Company does not regard that market to be an established public trading market with respect to the Company's Common Stock. As of December 31, 1997, there were 2,016 shareholders of record of Common Stock.

The market maker for the Common Stock is:
     Ryan, Beck & Company
     80 Main Street
     West Orange, N.J.  07052

The following table indicates, for the quarterly periods indicated, the high and low bid prices of the Common Stock as provided by Ryan, Beck and Company and the cash dividends declared per share of Common Stock (adjusted for subsequent stock dividends).


                                  Bid             Dividends
                                Prices            Declared

Year ended December 31, 1996      High                 Low
                                 -------              -------
     First Quarter               $20 1/8              $17 3/4      $.122
     Second Quarter               21                   20 1/8       .122
     Third Quarter                21 7/8               21           .122
     Fourth Quarter               22 7/8               21 7/8       .124


Year ended December 31, 1997
     First Quarter              $24                   $22 7/8      $.138
     Second Quarter              24 3/4                23 3/8       .138
     Third Quarter               25 3/4                24 3/4       .145
     Fourth Quarter              28 1/2                25 3/4       .145

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

State of New Jersey Banking laws specify that no dividend shall be paid by the Bank on its capital stock unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the Bank. Under this limitation, approximately $32.7 million was available for payment of dividends as of December 31, 1997. Capital guideline and other regulatory requirements may further limit the Bank's and the Company's ability to pay dividends.

                       ITEM 6 - SELECTED FINANCIAL DATA


                                                        At December 31,
                                       -----------------------------------------------------
                                        1997        1996      1995        1994       1993
                                       ------       -----     ------    -------     --------
                                                       (In Thousands)
Selected balance sheet data:
         Investment securities (1)     $126,899   $116,959   $125,972   $129,303   $135,621
         Short-term investments (2)       6,500      2,750     17,325      1,300     12,200
         Loans, net                     238,697    222,950    187,812    172,197    145,957
         Total assets                   411,481    377,545    360,661    333,588    320,593
         Deposits                       368,968    340,084    327,942    307,121    297,301
         Stockholders' equity            41,426     36,819     32,040     26,161     23,069

                                                                       Year Ended December 31,
                                                    ----------------------------------------------------------
                                                            1997      1996      1995       1994      1993
                                                    -------------- ---------  -------- ---------   -----------
                                                     (In Thousands Except for Per Share and Ratio Information)

Selected operating data:
         Interest income                                   $27,312   $25,475   $23,848   $22,184   $20,431
         Interest expense                                   10,521     9,696     9,114     7,607     7,822
                                                    -------------- ---------  -------- ---------   -------
         Net interest income                                16,791    15,779    14,734    14,577    12,609
         Provision for loan losses                             439       534       129       226       695
                                                    -------------- ---------  -------- ---------   -------
         Net interest income
          after provision for loan losses                   16,352    15,245    14,605    14,351    11,914
         Other income                                        2,466     2,234     1,982     1,912     1,832
         Other expenses                                     10,948     9,783     9,505     9,257     8,589
                                                    -------------- ---------  -------- ---------   -------
         Income before income taxes                          7,870     7,696     7,082     7,006     5,157
         Income taxes                                        2,697     2,635     2,286     2,175     1,509
                                                    -------------- ---------  -------- ---------   -------
         Net income                                        $ 5,173   $ 5,061   $ 4,796   $ 4,831   $ 3,648
                                                    ============== =========  ======== =========   =======


         Weighted average common shares outstanding (3)      3,558     3,513     3,455     3,420     3,132
         Basic net income per common share (3)             $  1.45   $  1.44   $  1.39   $  1.41   $  1.16

Other selected data:

         Return on average assets                             1.31%     1.40%     1.42%     1.46%     1.22%
         Return on average stockholders' equity              13.17     14.86     16.62     19.29     19.45
         Average stockholders' equity to average assets       9.92      9.41      8.55      7.59      6.25
         Cash dividend per share (3)                       $  0.56   $  0.49   $  0.46   $  0.36   $  0.29
         Dividend payout ratio                               38.43%    33.66%    32.79%    25.22%    24.85%


(1)      Includes securities available for sale and held to maturity.
(2)      Comprised of federal funds sold.
(3) Weighted average common shares outstanding and per share figures are based on the weighted average number of shares outstanding during the periods after giving retroactive effect to a 5% stock dividend distributed on October 15, 1997, a 2% stock dividend distributed on December 10, 1996, a 100% stock dividend distributed on October 25, 1995, a 5% stock dividend distributed on June 30, 1995, and a 10% stock dividend distributed on June 10, 1994.

                                    ITEM 7

---------------------------------------------------
LAKELAND BANCORP, INC., and Subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations
---------------------------------------------------


FINANCIAL REVIEW

Lakeland Bancorp, Inc., (the "Company") reported net income of $5.2 million for the year ended December 31, 1997, an increase of $111,785 or 2.21% compared to $5.1 million for the year ended December 31, 1996. Net income per share (basic) increased $.01 to $1.45 per share for the year ended December 31, 1997, as compared to $1.44 per share for the year ended December 31, 1996. Increases in net interest income, derived primarily from an average volume increase in the loan portfolio, an increase in other income, and a decrease in the provision for loan losses were partially offset by increases in other expenses and income tax expense. Net income in 1996 was $5.1 million, an increase of $265,160 or 5.53% compared to $4.8 million in 1995. As of December 31, 1997, the Company had total assets of $411.5 million, an increase of $33.9 million or 8.98% compared to $377.5 million at December 31, 1996.

The Company's return on average assets and average stockholders' equity was 1.31% and 13.17%, respectively, for 1997, compared to 1.40% and 14.86%, respectively, in 1996 and 1.42% and 16.62%, respectively, in 1995. The decline in the return on average stockholders' equity since 1995 reflects increases in stockholders' equity resulting primarily from profitable table operations over this period along with an increased capital generated by shares of Company common stock sold to existing shareholders pursuant to the Company's dividend reinvestment and optional cash purchase program. The Company's gross loan portfolio increased $15.8 million or 7.00% from $226.0 million at December 31, 1996, to $241.8 million at December 31, 1997. This increase was reflected in commercial loan increases of $8.2 million, mortgage loan increases of $6.1 million, and consumer installment loan increases of $1.5 million.

The investment portfolio, including both held to maturity and available for sale securities, increased $9.9 million or 8.50% from $117.0 million at December 31, 1996, to $126.9 million at December 31, 1997. The investment portfolio contains net unrealized gains of $3.7 million at December 31, 1997, an increase of $1.4 million from the net unrealized gain of $2.3 million in the portfolio at December 31, 1996.

Cash and cash equivalents increased $6.3 million, or 21.28% to $29.4 million at December 31, 1997, from $23.1 million at December 31, 1996. Such increase resulted in an increase in federal funds sold of $3.7 million or 136.36% from $2.8 million at December 31, 1996, to $6.5 million at December 31, 1997. Cash and cash equivalents represent 7.1% and 6.1% of total assets at December 31, 1997, and 1996, respectively.

Premises and equipment increased $1.5 million or 15.56% to $11.3 million in 1997. This increase was due to the purchase of an imaging system used to increase the efficiency of the Bank's servicing of depositor accounts and the acquisition of properties, which have been and will be used to expand the existing branch network.

INTEREST INCOME

Interest income (on a tax equivalent basis) increased $1.9 million or 7.22% to $27.6 million in 1997. In 1996, interest income increased $1.5 million or 6.43% to $25.7 million from $24.2 million in 1995.

The increase in 1997 was attributable to an increase in average interest earning assets of $29.9 million or 8.88%, partially offset by a 12 basis point decline in average yield. Interest income on loans increased $1.5 million, or 8.68%, to $19.3 million in 1997 from $17.8 million in 1996, due to an increase in average loan balances offset partially by a decrease in average yield. During 1997, average loans increased $23.5 million, comprised of increases in the average volume of commercial loans of $5.9 million, mortgage loans (including construction loans) of $8.9 million, and consumer installment loans (including home equity and improvement loans) of $8.7 million. These increased average balances were partially offset by a 21 basis point decrease in the average yield on such loans.

Interest income on taxable investment securities increased $40,000 or .62% to $6.45 million in 1997, due to a $1.0 million, or 1.01%, increase in the average balance of such securities. The average yield on taxable investment securities remained little changed in 1997 at 6.15% as compared to 6.17% in 1996.

Interest income on tax-exempt securities (on a tax equivalent basis) increased $90,000 or 8.56% to $1.14 million in 1997 from $1.05 million in 1996, due to a $2.3 million increase in the average balance outstanding, offset partially by a decline in average yield, on a tax-equivalent basis, of 24 basis points.

Interest income on federal funds sold increased $183,000 or 37.40% to $671,000 in 1997 from $488,000 in 1996, due primarily to a $3.0 million increase in the average balance outstanding along with an 19 basis point increase in average yield.

The $1.6 million increase in interest income in 1996 was attributable to an increase in average interest earning assets of $21.2 million or 6.73%. Interest income on loans increased $1.9 million, or 11.77%, to $17.8 million in 1996 from $15.9 million in 1995, due to an increase in average loan balances offset partially by a decrease in average yield. During 1996,

---------------------------------------------------
LAKELAND BANCORP, INC., and Subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations
---------------------------------------------------

average loans increased $24.4 million, comprised of increases in the average volume of commercial loans of $10.9 million, mortgage loans (including construction loans) of $6.9 million, and consumer installment loans (including home equity and improvement loans) of $6.6 million. These increased average balances were partially offset by a 13 basis point decrease in the average yield on such loans.

Interest income on taxable investment securities decreased $129,000 or 1.97% to $6.4 million in 1996 from $6.5 million in 1995 due to a $2.7 million, or 2.54%, decrease in the average balance of such securities. The average yield on taxable investment securities remained little changed in 1996 at 6.17% as compared to 6.14% in 1995.

Interest income on tax-exempt securities (on a tax equivalent basis) decreased $122,000 or 10.39% to $1.1 million in 1996 from $1.2 million in 1995, due primarily to a 60 basis point decline in average yield.

Interest income on federal funds sold decreased $68,000 or 12.23% to $488,000 in 1996 from $556,000 in 1995, due primarily to a 57 basis point decrease in average yield, which resulted from lower short term market interest rates.

INTEREST EXPENSE

Interest paid on deposits during 1997 increased $815,000 or 8.41% to $10.5 million from $9.7 million in 1996, as a result of increased average balances. While the average volume of interest-bearing deposits increased $24.0 million or 9.07% during 1997, the average rate paid on those deposits decreased by 2 basis points. Interest expense on time deposits increased $906,000 or 17.01% from $5.3 million in 1996 to $6.2 million in 1997. During 1997, the average volume of time deposits increased $15.5 million, and the average rate paid on time deposits increased by 8 basis points. Interest expense on interest-bearing demand deposits increased $359,000 or 30.79%. During 1997, the average volume of interest-bearing demand deposits increased $8.6 million, or 15.23%, and the average rate paid on interest-bearing demand deposits increased by 28 basis points from 2.05% during 1996 to 2.33% during 1997. Interest expense on savings deposits decreased by $450,000 or 14.04%. During 1997, the average volume of savings deposits decreased slightly by $195,000, while the average rate paid on savings deposits decreased by 42 basis points from 3.03% during 1996 to 2.61% during 1997.

Interest paid on deposits during 1996 increased $595,000 or 6.54% to $9.7 million from $9.1 million in 1995, as a result of increased average balances. While the average volume of interest-bearing deposits increased $14.0 million or 5.61% during 1996, the average rate paid on those deposits increased by only 3 basis points. During 1996, the average volume of time deposits increased $13.3 million, while the average rate paid on time deposits decreased by 13 basis points. Interest expense on interest-bearing demand deposits and savings deposits remained virtually the same, as average volumes and average rates only changed slightly.

NET INTEREST INCOME

Net interest income, typically the largest component of the Company's income, is the difference between interest and fees earned on loans and other interest earning assets, and interest paid on deposits and other funding sources.

---------------------------------------------------
LAKELAND BANCORP, INC., and Subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations
---------------------------------------------------

The following table reflects the components of the Company's net interest income, setting forth for the years presented herein, (1) average assets, liabilities and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities, and (5) the Company's net yield on interest-earning assets. Rates are computed on a taxable equivalent basis.

                                                                   Year Ended December 31,
                                          ------------------------------------------------------------------------
                                                       1997                                 1996
                                          ------------------------------------------------------------------------
                                                                     Average                               Average
                                                       Interest      Rates                  Interest       Rates

                                          Average      Income/       Earned/   Average      Income/        Earned/
                                          Balance      Expense       Paid      Balance      Expense        Paid
                                         ----------    ---------    ------    ---------    ---------     ------
                                                                 (Dollars in Thousands)
Interest-earnings assets:
  Loans (A)                               $ 228,892    $  19,334      8.45%    $205,425     $ 17,790      8.66%
  Taxable investment securities (B)         104,826        6,446      6.15      103,778        6,406      6.17
  Tax-exempt investment securities (C)       20,095        1,142      5.68       17,770        1,052      5.92
  Federal Funds sold                         12,211          671      5.50        9,191          488      5.31
                                         ----------    ---------              ---------    ---------
     Total interest-earning assets          366,024       27,593      7.54      336,164       25,736      7.66
                                                       ---------                           ---------
Non-interest-earning assets:
  Allowance for loan losses                  (3,009)                             (2,945)
  Other assets                               33,040                              28,698
                                         ----------                           ---------
     Total assets                         $ 396,055                           $ 361,917
                                         ==========                           =========
Interest-bearing liabilities:
  Interest-bearing demand deposits         $ 65,394        1,525      2.33    $  56,750        1,166      2.05
  Savings and club deposits                 105,622        2,754      2.61      105,817        3,204      3.03
  Time deposits                             116,996        6,232      5.33      101,494        5,326      5.25
  Borrowings                                    111           10      9.01         --           --         --
                                         ----------    ---------              ---------    ---------
     Total interest-bearing liabilities     288,123       10,521      3.65      264,061        9,696      3.67
Non-interest-bearing Liabilities:
  Demand deposits                            67,218                              61,884
  Other liabilities                           1,435                               1,904
Stockholders' equity                         39,279                              34,068
                                         ----------                           ---------
Total liabilities and stockholders'
  equity                                    396,055                           $ 361,917
                                         ==========                           =========
Net interest income/net
interest spread (taxable equivalent basis)              $ 17,072      3.89%                $  16,040      3.99%
                                                       =========    ======                 =========     ======
Net yield on interest-earning
assets (taxable equivalent Basis) (D)                                 4.66%                               4.77%
                                                                    ======                               ======

                                                         1995
                                            ----------------------------------
                                                                      Average
                                                         Interest     Rates
                                            Average      Income/      Earned/
                                            Balance      Expense      Paid
                                            ----------------------------------
Interest-earnings assets:
  Loans (A)                               $ 181,013     $  15,917      8.79%
  Taxable investment securities (B)         106,483         6,535      6.14
  Tax-exempt investment securities (C)       17,996         1,174      6.52
  Federal Funds sold                          9,462           556      5.88
                                           ---------    ---------
     Total interest-earning assets          314,954        24,182      7.68
                                                        ---------
Non-interest-earning assets:
  Allowance for loan losses                  (3,062)
  Other assets                               25,580
                                           ---------
     Total assets                         $ 337,472
                                           =========
Interest-bearing liabilities:
  Interest-bearing demand deposits        $  53,128         1,071      2.02
  Savings and club deposits                 108,734         3,290      3.03
  Time deposits                              88,169         4,740      5.38
  Borrowings                                    221            13      5.88
                                           ---------    ---------
     Total interest-bearing liabilities     250,252         9,114      3.64
                                                        ---------
Non-interest-bearing Liabilities:
  Demand deposits                            56,840
  Other liabilities                           1,516
Stockholders' equity                         28,864
     Total liabilities and stockholders'
                                           ---------
       equity                             $ 337,472
                                           =========
Net interest income/net
interest spread (taxable equivalent basis)              $  15,068      4.04%
                                                        =========     ======
Net yield on interest-earning
assets (taxable equivalent Basis) (D)                                  4.78%
                                                                      ======

CODE

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans.
(B) Includes certificates of deposit and interest-bearing cash accounts.
(C) The taxable equivalent adjustments, which total $281,000, $262,000 and $335,000 in 1997, 1996, and 1995, respectively, are based on a marginal tax rate of 34% and the provisions of section 291 of the Internal Revenue Code.
(D) Net interest income (taxable equivalent basis) divided by average interest-earning assets.

----------------------------------------------
LAKELAND BANCORP, INC., and Subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations
----------------------------------------------

Volume/Rate Analysis

The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates on a taxable equivalent basis. The table reflects the extent to which changes in the Company's interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate(changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

                                                  1997 Versus 1996                1996 Versus 1995
                                           -------------------------------   ---------------------------------
                                               Increase                         Increase
                                              (Decrease)           Total       (Decrease)            Total
                                              Due to change in    Increase   Due to change in       Increase
                                           ---------------------            -------------------
                                              Volume       Rate   (Decrease)  Volume      Rate      (Decrease)
                                           ----------    -------  ---------- --------    ------    -----------
                                                                    (In Thousands)
Interest income:
           Loans                              $ 1,985    $  (441)   $ 1,544    $ 2,112    $  (239)   $ 1,873
           Taxable investment securities           62        (22)        40       (162)        33       (129)
           Tax-exempt investment securities       134        (44)        90        (15)      (107)      (122)
           Federal funds sold                     165         18        183        (16)       (52)       (68)
                                               -------     -------   ------     -------     ------    -------
             Total interest income              2,346       (489)     1,857      1,919       (365)     1,554
                                               -------     -------   ------     -------     ------    -------
Interest expense:
           Interest-bearing demand deposits       189        170        359         78         17         95
           Savings and club deposits               (6)      (444)      (450)       (86)        --        (86)
           Time deposits                          824         82        906        703       (117)       586
           Borrowed money                          10         --         10        (13)        --        (13)
                                               -------     ------      ----        ----       ---        ---
               Total interest expense           1,017       (192)       825        682       (100)       582
                                               -------     ------     -----      ------     ------      -----
Net interest income                           $ 1,329    $  (297)   $ 1,032    $ 1,237    $  (265)   $   972
                                               =======     ======     =====      ======     ======      =====


For the year ended 1997, net interest income on a tax equivalent basis increased $1.1 million to $17.1 million from $16.0 million in 1996. This increase was attributable to an increase in the volume of average net interest earning assets. A $5.8 million increase in the excess of average interest-earning assets over average interest-bearing liabilities was offset in part by a 10 basis point decrease in the net interest spread and a decrease of 11 basis points in the net yield on interest-earning assets. For the year ended 1996, net interest income on a tax equivalent basis increased $972,000 to $16.0 million from $15.1 million in 1995. This increase was attributable to an increase in the volume of average interest earning assets. A $7.4 million increase in the excess of average interest-earning assets over average interest-bearing liabilities was offset in part by a 5 basis point decrease in the net interest spread and a decrease of 1 basis point in the net yield on interest-earning assets.
--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made by means of charges against current earnings and recoveries on loans previously charged to the allowance. The level of the allowance is determined by the loan review committee and Board of Directors after considering such elements as economic conditions, risk exposure, adequacy of collateral, and such other factors as are deemed to be relevant. The loan review committee assigns a specific reserve allocation to each commercial loan in excess of $100,000 together with a general percentage based on experience with respect to commercial loans less than $100,000 and with respect to all real estate mortgage and consumer installment loans. During 1997 the Company provided $439,000 to the allowance and had net charge-offs of $439,000, leaving the balance of the allowance at $3.0 million. At December 31, 1996, the allowance stood at $3.0 million, a $90,000 increase from December 31, 1995, as the Company provided $534,000 to the allowance and had net charge-offs of $444,000. Based on its ongoing loan review process, its collateral positions, and its loss and recovery experience, the Company believes that its allowance for loan losses at December 31, 1997, was adequate. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. While it constitutes management's reasoned judgement, actual results could differ from management's determination, as a result of a variety of factors, such as economic distress within the Company's primary marketing area and unanticipated financial problems for the Company's significant borrowers. At December 31, 1997, the allowance for loan losses as a percentage of total loans was 1.24%, as compared to 1.33% and 1.53% at December 31, 1996, and 1995, respectively. At December 31, 1997, the Company's allowance balance of $3,000,000 exceeded the aggregate balance of non-accrual and 90 day delinquent and accruing loans of $1,534,000.

-----------------------------------------------
LAKELAND BANCORP, INC., and Subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations
-----------------------------------------------

OTHER INCOME

Other (i.e., non-interest) income increased $232,000 or 10.38% to $2.5 million in 1997 from $2.2 million in 1996 and represented 8.28% of total income for 1997. This increase was primarily attributable to an increase in ATM fee income. Other (i.e., non-interest) income increased $252,000 or 12.68% to $2.2 million in 1996 from $2.0 million in 1995 and represented 8.06% of total income for 1996. This increase was primarily attributable to an increase in ATM fee income.

OTHER  EXPENSES

Other (i.e., non-interest) expenses in 1997 increased $1.2 million or 11.90% over 1996. Salaries and benefits, the largest component of other expenses, increased by $656,000 or 12.02%, due to branch expansion and normal salary increases. Occupancy expense increased $94,000 or 7.94%. Furniture and fixtures increased $94,000 or 11.51%. Increases in both of these expense categories resulted from expansions in the Company's branch network and the addition of optical imaging equipment during 1997. Other expense categories increased in the aggregate by $321,000 or 13.77%. Significant sources of changes in these expenses included FDIC Insurance expense, which increased $40,000 to $42,000 in 1997 from the statutory minimum of $2,000 in 1996 and miscellaneous losses, which increased $67,000 to $37,000 in 1997 from a credit balance of $30,000 in 1996. Exclusive of FDIC insurance and miscellaneous losses, other expenses increased $214,000 or 9.08%, reflecting increased costs incurred as a result of the expansion of the branch network as well as the Company's banking business. Other (i.e., non-interest) expenses in 1996 increased $279,000 or 2.93% over 1995. Salaries and benefits increased by $160,000 or 3.02%. While salaries increased by $232,000 or 5.58% due to normal salary increases, benefits expense decreased by $72,000 or 6.32%, as the Company realized a cost reduction due to a change in health insurance plans. Occupancy expense increased $153,000 or 14.94%. This was primarily the result of an increase of $84,000 or 32.30% in building maintenance, which was the result of higher costs associated with the harsh 1996 winter, as compared to the mild winter in 1995. The decrease of $80,000 or 8.99% in furniture and fixtures expense is primarily the result of furniture and fixtures in the administration building becoming fully depreciated in March 1996. Other expense categories increased, in the aggregate, $46,000 or 1.99%. Significant sources of changes in these expenses included FDIC Insurance expense, which totalled the statutory minimum of $2,000 in 1996 as compared to $352,000 in 1995, and other real estate owned expense, which totalled $61,000 in 1996 as compared to no expense in 1995 and was predominantly due to the payment of prior year real estate taxes for a property which was maintained in other real estate owned. Exclusive of FDIC insurance and other real estate owned expenses, other expenses increased $335,000 or 17.3% due primarily to increased advertising, automatic teller machine, postage, stationery and supplies expenses, reflecting increased marketing efforts and the increased size of the branch network and the Company's banking business.

INCOME TAXES

The components of income taxes are summarized as follows:


                   Year Ended December 31,
           ------------------------------------------
               1997           1996           1995
           ------------  -------------  -------------

Current    $ 2,718,026    $ 2,656,972    $ 2,469,763
Deferred       (21,390)       (22,662)      (183,090)
           ------------  -------------  -------------
           $ 2,696,636    $ 2,634,310    $ 2,286,673
           ============  =============  =============

The Company's effective income tax rate was 34.3%, 34.2%, and 32.3%, in the years ended December 31, 1997, 1996, and 1995, respectively. The increasing effective rate is the result of the relative reduced contribution of income from tax-exempt investments.

LOANS

The following table sets forth the classification of the Company's loans by major category as of December 31 for each of the last five years:

                                                December 31,
                          -----------------------------------------------------
                               1997      1996       1995       1994      1993
                          ---------  ---------  ---------  ---------  ---------
                                               (In Thousands)

Commercial                 $ 83,706   $ 75,528   $ 65,190   $ 56,730   $ 44,808
Real estate
  Mortgage                   96,911     95,538     83,688     78,551     68,995
Real estate
  construction                6,877      2,186      1,535      1,687      2,652
Home equity
  and consumer
  installment                54,339     52,768     40,401     38,277     32,546
                          ---------  ---------  ---------  ---------  ---------
    Total Loans             241,833    226,020    190,814    175,245    149,001
Less: Unearned
  income                        136         70         92         48         44
Allowance for
  loan losses                 3,000      3,000      2,910      3,000      3,000
                          ---------  ---------  ---------  ---------  ---------
Net loans                  $238,697   $222,950   $187,812   $172,197   $145,957
                          =========  =========  =========  =========  =========


The Company has not made loans to borrowers outside the United States. Commercial loans increased $8.2 million from December 31, 1996, to December 31, 1997, representing 34.6% of total loans as compared to 33.4% at December 31, 1996. These loans are primarily to borrowers within the Company's market area.

----------------------------------------------
LAKELAND BANCORP, INC., and Subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations
----------------------------------------------

Real estate loans increased $6.1 million from December 31,1996, but declined to 42.9% of the total loan portfolio at December 31, 1997, from 43.3% at December 31, 1996. The $6.1 million increase in real estate loans reflects a $6.7 million increase in residential mortgages and a $613,000 decrease in commercial mortgages. Home equity and consumer installment loans increased $1.6 million, representing 22.5% of total loans at December 31, 1997, as compared to 23.3% at December 31, 1996.
Rate sensitive loans of $34.7 million represented 14.4% of total loans at December 31, 1997, as compared to $34.1 million or 15.1% of total loans at December 31, 1996. These rate sensitive loans consist primarily of commercial loans of $30.6 million and home equity credit lines of $4.1 million that will reprice with changes in the prime lending rate.
The following table sets forth certain categories of loans as of December 31, l997 in terms of contractual maturity:

                              Within    1 to 5    After 5
                              1 Year    Years     Years     Total
                             -------   -------   ------   --------
                                          (In Thousands)

Commercial                   $44,754   $33,790   $ 5,162   $83,706
Real estate
 construction                  6,877      -          -       6,877
                            --------  --------- --------- --------
  Total                      $51,631   $33,790   $ 5,162   $90,583
                            ========  ========= ========= ========

The following table sets forth the dollar amount of all commercial and real estate construction loans due one year or more after December 31, 1997, which have pre-determined interest rates or adjustable interest rates:

                               1 to 5   After 5
                                Years   Years      Total
                              -------   -------   ------
                                     (In Thousands)

Loans with
   fixed rates                 29,557   $ 5,162   $34,719
Loans with
   adjustable rates             4,233       -       4,233
                             ---------  -------  --------
      Total                   $33,790   $ 5,162   $38,952
                             =========  =======  ========
Risk elements

Commercial loans are placed on a nonaccrual status when principal or interest is in default for a period of ninety days or more except where there exists sufficient collateral to cover the defaulted principal and interest payments or management's knowledge of the specific circumstances warrant continued accrual. Real estate mortgage loans are placed on nonaccrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments or management's knowledge of the specific circumstances warrant continued accrual. Installment loans are regularly charged off when principal and interest payments are six months in arrears. Interest thereafter on such charged-off installment loans is taken into income when received.

The following schedule sets forth certain information regarding the Company's nonaccrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:

                               December 31,
                -------------------------------------------
                  1997    1996     1995     1994      1993
                -------------------------------------------
                               (In Thousands)
Non-accrual
 loans (A)      $1,236   $1,308   $1,545   $1,501   $  483
Past due
 loans (B)         298    1,456       59      554    2,934
Renegotiated
 loans (C)       1,529    2,567    2,325    1,740    2,366
                -------  -------  -------  -------  -------
Total
 non-accrual,
 past due and
 renegotiated
 loans           3,063    5,331    3,929    3,795    5,783
Other real
 estate owned      648               255      629      458
                -------  -------  -------  ------- -------
Total           $3,711   $5,331   $4,184   $4,424   $6,241
                =======  =======  =======  ======= =======

(A) Generally represents loans as to which the payment of interest or principal is in arrears for a period of more than ninety days. Current policy requires that interest previously accrued on these loans and not yet paid be reversed and charged against income during the current period. Interest earned thereafter is only included in income to the extent that it is received in cash.
(B) Represents loans as to which payments of interest or principal are contractually past due ninety days or more but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only when such loans are believed to be fully collectible.
(C) The loan portfolio includes loans whose terms have been renegotiated due to financial difficulties of borrowers. All such loans were performing in accordance with the renegotiated terms and, in management's view, do not present a significant risk of loss as of December 31, 1997. There were no loans at December 31, 1997, other than those included in the above table, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as nonaccrual, past due or renegotiated at a future date. At December 31, 1997, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

-----------------------------------------------
LAKELAND BANCORP, INC., and Subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations
-----------------------------------------------

Non-accrual loans at December 31, 1997, decreased $72,000 to $1,236,000 from $1,308,000 at December 31, 1996. At December 31, 1997, non-accrual loans consisted of five mortgage loans, seven commercial loans, and one consumer loan. All of these loans are in various stages of litigation, foreclosure, or workout. Loans past due ninety days or more and still accruing decreased $1.2 million to $298,000 at December 31, 1997, from $1.5 million at December 31, 1996. At December 31, 1997, loans past due ninety days or more and still accruing consisted of three mortgage loans, two commercial loans, and five consumer loans. For 1997, the gross interest income that would have been recorded, had the loans classified at year-end as either non -accrual or renegotiated been performing in conformance with their original loan terms, would have been approximately $258,000. The amount of interest income actually recorded on those loans for 1997 was $146,000. The resultant income lost of $112,000 for 1997 compares to $148,000 and $204,000 for 1996 and 1995, respectively. The Company has established a standardized process to establish and assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process incorporates credit reviews and considers factors such as concentrations of credit, economic, industry, and real estate market conditions, delinquency trends, collateral coverage, and portfolio composition. Specific allowances are maintained as needed for loans specifically evaluated and classified as impaired. General allowances are maintained with regard to the remainder of the portfolio and are calculated based upon percentages assigned by management to various risk categories. Loans specifically evaluated are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements. An insignificant delay, which is defined as up to 90 days by the Company, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently.
The Company does not aggregate such loans for evaluation purposes.
The Company's policy concerning non-accrual loans states that, except for loans which are considered to be fully collectible by virtue of collateral held as well as other relevant factors, loans are placed on a non-accrual status when payments are 90 days delinquent or more. It is possible for a loan to be on non-accrual status and not be classified as impaired if the balance of such loan is relatively small and, therefore, that loan has not been specifically reviewed for impairment. Loans, or portions thereof, are charged-off when it is determined that a loss has occurred. Until such time, an allowance for loan loss is maintained for estimated losses. With regard to interest income recognition for payments received on impaired loans, as well as all non-accrual loans, the Company follows FDIC guidelines, which apply any payments to principal as long as there is doubt as to the collectability of the loan balance. As of December 31, 1997, based on the above criteria, the Company classified four commercial loans, totalling $765,000, including three renegotiated loans, and five mortgage loans, totalling $879,000, including three renegotiated residential mortgage loans, as impaired. The impairment of these loans is measured using the present value of future cash flows for the five renegotiated loans and is based on the fair value of the underlying collateral for the remaining three commercial loans and one mortgage loan. Based upon such evaluation, $321,000 has been allocated to the allowance for loan losses for impairment. The following table sets forth for each of the five years ended December 31, 1997, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:


                                         Year Ended December 31,
                                ---------------------------------------------
                                1997      1996      1995      1994    1993
                                -----   -------   -------   -------   -------
                                        (Dollars in Thousands)

Balance of allowance
 at beginning of year           3,000    $2,910    $3,000    $3,000    $2,450
Charge-offs:                   -------  -------    -------   -------   -------
 Commercial                       438       321       114       234        57
 Installment                       72        85        33        85       107
 Mortgage                           -        70       217        23        35
                               -------  -------    -------   -------   -------
   Total charge-offs              510       476       364       342       199
                               -------  -------    -------   -------   -------
Recoveries:
 Commercial                         6        10       108        69        13
 Installment                       32        22        37        48        41
 Mortgage                          33         -         -         -         -
                               -------   -------   -------   -------   -------
   Total recoveries                71        32       145       117        54
                               -------   -------   -------   -------   -------
 Net charge-offs                  439       444       219       225       145
                               -------   -------   -------   -------   -------
Provision for
 loan losses                      439       534       129       225       695
                               -------   -------   -------   -------   -------
Balance of allowance
 at end of year                $3,000    $3,000    $2,910    $3,000    $3,000
                               =======   =======   =======   =======   =======
Ratio of net
 charge-offs
 to average loans
 outstanding                     0.19%     0.22%     0.12%     0.14%     0.11%
Balance of allowance
 at end of year as a
 percentage of year
 end loans                       1.24%     1.33%     1.53%     1.71%     2.00%

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

-----------------------------------------------
LAKELAND BANCORP, INC., and Subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations
-----------------------------------------------

The Company regards the majority of the allowance as a general allowance which is available to absorb losses from all loans. However, for the purpose of complying with disclosure requirements of the Securities and Exchange Commission, the table below presents an allocation of the allowance among various loan categories and sets forth the percentage of loans in each category to total loans. The allocation of the allowance as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.

The following table sets forth the allocation of the allowance for loan losses at the date indicated by category of loans.

                                                                   At December 31,
                               ----------------------------------------------------------------------------------------------------
                                        1997               1996                1995                1994                 1993
                                ------------------- ------------------- ------------------- ------------------- -------------------
                                         Percent (1)         Percent (1)         Percent (1)         Percent (1)        Percent (1)
                                             of                  of                   of                 of                  of
                                  Amount    Total     Amount    Total     Amount    Total    Amount     Total    Amount     Total
                                --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
                                                                      (Dollars in Thousands)
Commercial                        $ 1,534      34.6   $ 1,499      33.4   $ 1,517      34.2   $ 1,478      32.4   $ 1,450      30.1
Real estate mortgage                  796      40.1       717      42.3       628      43.9       786      44.8       690      46.3
Real estate construction               97       2.8        44       1.0        31       0.8        34       1.0        80       1.8
Home equity and
  consumer installment                573      22.5       740      23.3       734      21.1       702      21.8       780      21.8
                                --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
                                  $ 3,000     100.0   $ 3,000     100.0   $ 2,910     100.0   $ 3,000     100.0   $ 3,000     100.0
                                ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

(1) Represents the percentage of type of loan to total loans outstanding.

INVESTMENT SECURITIES

The Company has classified its investment securities into the available for sale and held to maturity categories pursuant to Statement No. 115 of the Financial Accounting Standards Board "Accounting for Certain Investments in Debt and Equity Securities" ('Statement No. 115'). For information regarding Statement No. 115, See Notes to the Company's Consolidated Financial Statements.

The following table sets forth the carrying value of the Company's investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years. Securities available for sale are stated at estimated fair value while securities held for maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                 December 31,
                                     -------------------------------------
                                        1997          1996         1995
                                     -------------------------------------
                                               (In Thousands)

U.S. Treasury                        $ 62,018      $ 58,447     $ 65,668
U.S. Government agencies               35,497        32,471       32,397
States and political subdivisions      22,375        16,668       17,718
Other debt securities                   3,007         6,447        7,951
Equity security                         4,002         2,926        2,238
                                     ----------  ------------  -----------
    Totals                           $126,899      $116,959     $125,972
                                     ==========  ============  ===========

The following tables present the estimated fair values and unrealized gains and losses on investment securities at December 31, 1997:

SECURITIES AVAILABLE FOR SALE

                                                        December 31, 1997
                                     ----------------------------------------------------
                                      Amortized       Gross      Unrealized    Estimated
                                                      ---------------------
                                        Cost          Gains        Losses      Fair Value
                                     ----------    ----------    ----------    ----------
                                                         (In Thousands)
Available for sale:
U.S. Treasury                         $  27,678     $     338     $   --        $  28,016
U.S. Government agencies                 22,675           113            18        22,770
States and political
   subdivisions                          18,822           134             1        18,955
Other debt securities                     2,299             8         --            2,307
Equity security                           1,205         2,797         --            4,002
                                     ----------    ----------    ----------    ----------
Totals                                $  72,679     $   3,390     $      19     $  76,050
                                     ==========    ==========    ==========    ==========

Proceeds from sales and calls of securities available for sale totalled $5,040,000 and $5,501,000, respectively, during the year ended December 31, 1997. Gross gains of $4,295 and gross losses of $7,763 were realized on those transactions .

SECURITIES HELD TO MATURITY

                                                        December 31, 1997
                                     ----------------------------------------------------
                                      Carrying        Gross      Unrealized    Estimated
                                                      ---------------------
                                       Value          Gains        Losses      Fair Value
                                     ----------    ----------    ----------    ----------
U.S. Treasury                         $  34,002     $     319     $       9     $  34,312
U.S. Government
   agencies                              12,727            44            10        12,761
States and political
   subdivisions                           3,420            19         --            3,439
Other debt securities                       700             3         --              703
                                     ----------    ----------    ----------    ----------
Totals                                $  50,849     $     385     $      19     $  51,215
                                     ==========    ==========    ==========    ==========

LAKELAND BANCORP, INC., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There were no sales of securities held to maturity during the year ended December 31, 1997. Proceeds from calls of securities held to maturity during the year ended December 31, 1997, totalled $999,000 and resulted in a gross loss of $538.

Securities available for sale with a carrying value of approximately $8,011,000 at December 31, 1997, were pledged to secure public deposits and for other purposes required by applicable law and regulations.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of all debt securities, both available for sale and held to maturity, as of December 31, 1997.

                                  After         After
                                 1 Year        5 Years
                     Within    But Within     But Within   After 10
                     1 Year     5 Years        10 Years      Years      Total
                     ------    ----------     ----------   ---------    -----
                                       (Dollars in Thousands)
U.S.Treasury
 securities:
  Book value       $ 14,502     $ 47,516       $     --      $   --   $ 62,018
  Yield                6.70%        6.25%            --%         --%      6.36%
Obligations of
 U.S. Government
 Agencies:
  Book value       $ 13,053     $ 22,444       $     --      $   --   $ 35,497
  Yield                6.81%        6.20%            --%         --%      6.43%
Obligations of
 States and
 Political
 Subdivisions:
  Book value       $  4,901     $ 15,157       $  2,312      $    5   $ 22,375
  Yield                5.80%        5.62%          5.93%       9.15%      5.69%
Other securities:
  Book value       $  1,999     $    808       $     --      $  200   $  3,007
  Yield                6.17%        6.63%            --%       6.66%      6.33%
                   ----------    ----------     ----------  --------- --------
Total book
  value            $ 34,455     $ 85,925       $  2,312      $  205   $122,897
                  ===========    ==========     ==========  ========= ========
Weighted
  average yield        6.58%        6.13%          5.93%       6.72%      6.25%
                  ===========    ==========     ==========  ========= =========

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of debt securities available for sale as of December 31, 1997:

                                  After         After
                                 1 Year        5 Years
                     Within    But Within     But Within   After 10
                     1 Year     5 Years        10 Years      Years      Total
                     ------    ----------     ----------   ---------    -----
                                       (Dollars in Thousands)
U.S.Treasury
 securities:
  Book value        $  7,576   $ 20,440       $    --     $    --     $ 28,016
  Yield                 6.50%      6.37%           --%         --%        6.40%
Obligations of
 U.S. Government
 Agencies:
  Book value        $  8,045   $ 14,725       $    --     $    --     $ 22,770
  Yield                 6.61%      6.28%           --%         --%        6.40%
Obligations of
 States and
 Political
 Subdivisions:
  Book value        $  4,640   $ 12,619       $ 1,691     $     5     $ 18,955
  Yield                 5.79%      5.64%         5.97%       9.15%        5.71%
Other securities:
  Book value        $  1,499   $    808       $    --     $    --     $  2,307
  Yield                 6.32%      6.63%           --%         --%        6.43%
                    ----------  ----------    ----------   ----------  --------
Total book
  value             $ 21,760   $ 48,592       $ 1,691     $     5     $ 72,048
                    ==========  ==========    ==========   ==========  ========
Weighted
average yield           6.38%      6.16%         5.97%       9.15%        6.22%
                    ==========  ==========    ==========   ==========  =========

LAKELAND BANCORP, INC., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of debt securities held to maturity as of December 31, 1997:

                                  After         After
                                 1 Year        5 Years
                     Within    But Within     But Within   After 10
                     1 Year     5 Years        10 Years      Years      Total
                     ------    ----------     ----------   ---------    -----
                                       (Dollars in Thousands)
U.S.Treasury
 securities:
  Book value         $  6,926  $ 27,076    $   --      $    --    $ 34,002
  Yield                  6.91%     6.16%       --%          --%       6.31%
Obligations of
 U.S. Government
 Agencies:
  Book value         $  5,008  $  7,719    $   --      $    --    $ 12,727
  Yield                  7.13%     6.05%       --%          --%       6.48%
Obligations of
 States and
 Political
 Subdivisions:
  Book value         $    261  $  2,538    $  621      $    --    $  3,420
  Yield                  5.73%     5.52%     5.82%          --%       5.62%
Other securities:
  Book value         $    500  $     --    $   --      $   200    $    700
  Yield                  5.73%       --%       --%        6.66%       6.00%
                      --------   --------  --------     --------   --------
Total book
  value              $ 12,695  $ 37,333    $  621      $   200    $ 50,849
                      ========   ========   ========     ========   ========
Weighted
 average yield           6.93%     6.09%     5.82%        6.66%       6.30%
                      ========   ========   ========     ========   ========
For further information regarding the Company's investment securities, see Notes to the Company's Consolidated Financial Statements.

DEPOSITS

The following table sets forth the average amounts of various types of deposits for each of the three years ended December 31:

                         1997           1996          1995
                        ------         ------        ------
                                  (In Thousands)
Non-interest-bearing
 demand deposits      $ 67,218       $ 61,884       $ 56,840
Interest-bearing
 demand deposits        65,394         56,750         53,128
Savings deposits       105,622        105,817        108,734
Time deposits          116,996        101,494         88,169
                     ---------      ---------      ---------
 Total               $ 355,230      $ 325,945      $ 306,871
                     =========      =========      =========

As of December 31, 1997, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

   Three months or less                    $   4,724
   Over three months through six months        4,118
   Over six months through twelve months       2,126
   Over twelve months                            397
                                           ---------
    Total                                  $  11,365
                                           =========

LIQUIDITY

The Company's primary sources of liquidity are deposits, asset maturities, and funds provided from operations. At December 31, 1997, liquid assets, consisting of cash and due from banks, federal funds sold and investment securities that mature within one year, amounted to $63.9 million. The maturity schedule of the investment portfolio, at carrying value, indicates that 28.0% of the debt securities included in the portfolio mature within one year, and 97.95% mature within five years. For additional information regarding the investment portfolio, see Notes to Consolidated Financial Statements.
The Company's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below:

                                                              Year Ended
                                                              December 31,
                                                             1997     1996
                                                             ----     ----
                                                             (In Thousands)
Cash and cash equivalents at
 beginning of period                                        $23,145  $33,773
                                                            -------  -------
Operating activities:
 Net income                                                   5,173    5,061
 Adjustments to reconcile net income
  to net cash provided by operating
  activities                                                  2,492    2,549
                                                            -------  -------
Net cash provided by operating
 activities                                                   7,665    7,610
Net cash used in investing activities                       (28,631) (30,049)
Net cash provided by  financing
 activities                                                  27,223   11,811
                                                            -------  -------
Net increase (decrease) in cash and
 equivalents                                                  6,257  (10,628)
                                                            -------  -------
Cash and cash equivalents at
 end of period                                              $29,402  $23,145
                                                            =======  =======

Cash and cash equivalents increased by $6.3 million during 1997. The bulk of such increase resulted from financing activities, which provided $27.2 million in cash flow, primarily due to deposit in flow of $28.9 million. Net cash of $28.6 million was used in investing activities where $17.6 million was invested in the loan portfolio, $9.6 million was invested in the investment portfolios, and $2.4 million was invested in premises and equipment.
Operating activities produced $7.7 million of cash flow, $5.2 million of which was derived from net income. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. At December 31, 1997, the Company has outstanding loan origination commitments of $42.9 million. Time deposits that mature in one year or less, at December 31, 1997, totalled $108.9 million. Management believes that a substantial portion of such deposits will remain with the Company. The first sentence in this paragraph constitutes a Forward Looking Statement under the Private Securities Litigation Reform act of 1995. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic

LAKELAND BANCORP, INC., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company's assessment of rate sensitive assets and rate sensitive liabilities and relating to the extent to which market factors indicate that a financial institution such as the Company should match such assets and liabilities. Closely related to the concept of liquidity is the concept of interest rate sensitivity (i.e., the extent to which assets and liabilities are sensitive to changes in interest rates). Interest rate sensitivity is often measured by the extent to which mismatches or "gaps" occur in the repricing of assets and liabilities within a given time period. Gap analysis is utilized to quantify such mismatches. A "positive" gap results when the amount of earning assets repricing within a given time period exceeds the amount of interest bearing liabilities repricing within that time period. A "negative" gap results when the amount of interest bearing liabilities repricing within a given time period exceeds the amount of earning assets repricing within such time period. In general, a financial institution with a positive gap in relevant time periods will benefit from an increase in market interest rates and will experience erosion in net interest income if such rates fall. Likewise, a financial institution with a negative gap in relevant time periods will normally benefit from a decrease in market interest rates and will be adversely affected by an increase in rates. By maintaining a balanced interest rate sensitivity position, where interest rate sensitive assets roughly equal interest sensitive liabilities in relevant time periods, interest rate risk can be limited.

The following table sets forth the estimated maturity/repricing structure of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1997. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The table does not assume any prepayment of fixed-rate loans. The Company has assumed that all interest-bearing demand accounts and savings accounts will reprice or mature within five years. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Company's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

                                                                          December 31, 1997
                                             --------------------------------------------------------------------------------
                                                               More Than            More Than
                                               Three          Three Months           1 Year             More
                                               Months           Through              Through            Than
                                               Or Less          1 Year               5 Years           5 Years         Total
                                               -------        ----------           -----------        ---------       -------
                                                                           (Dollars in Thousands)
Interest-earning assets:
 Loans (1)
   Adjustable and floating rate commercial   $  30,576         $    --             $      --           $     --        $  30,576
   Fixed rate commercial                         5,208            13,200                29,557              5,162         53,127
   Real estate mortgage                          2,300             9,540                39,028             45,623         96,491
   Real estate construction                      4,799             2,078                    --                 --          6,877
   Installment and other                         7,185             7,837                27,123             12,481         54,626
 Investment securities                          17,360            21,097                85,925              2,517        126,899
 Other investments (2)                           7,344              --                    --                 --            7,344
                                             ---------         ---------           -----------         ----------      ---------
      Total interest-earning assets             74,772            53,752               181,633             65,783        375,940
                                             ---------         ---------           -----------         ----------      ---------
Interest-bearing liabilities:
 Deposits:
    Interest-bearing demand                      6,970            18,784                46,311               --           72,065
    Savings                                      9,950            26,815                66,110               --          102,875
    Time                                        44,327            64,572                 8,835               --          117,734
                                             ---------         ---------           -----------         ----------      ---------
      Total interest-bearing liabilities        61,247           110,171               121,256               --          292,674
                                             ---------         ---------           -----------         ----------      ---------
GAP during the period                        $  13,525         $ (56,419)          $    60,377         $   65,783      $  83,266
                                             =========         =========           ===========         ==========      =========
Cumulative GAP                               $  13,525         $ (42,894)          $    17,483         $   83,266
                                             =========         =========           ===========         ==========
Interest-sensitive assets as a percent of
 interest-sensitive liabilities (cumulative)    122.08%            74.98%               105.97%            128.45%
Cumulative interest-sensitive assets
 as a percent of total assets                    18.17             31.23                 75.38              91.36
Ratio of GAP to total assets                      3.29            (13.71)                14.67              15.99
Ratio of cumulative GAP to total assets           3.29            (10.42)                 4.25              20.24

(1) Loans are stated net of unearned income.
(2) Other investments consist of federal funds sold and interest-bearing deposits in banks

LAKELAND BANCORP, INC., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Based upon the company's nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

The Bank's Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This Policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. The Bank's performance as compared to the Asset/Liability Policy is monitored by the Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Bank maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Treasurer, Controller and certain other senior officers. This committee meets monthly to review the Bank's financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

The following discusses the three primary components in interest rate management strategy:

ASSETS

The Company's largest asset component is the loan portfolio. The portfolio consists of residential and commercial mortgage loans, commercial loans, and consumer loans. The Bank's borrowers are concentrated in the Bank's trading area in northern New Jersey and are subject to risks associated with the local economy. In an attempt to diversify its lending activities, the Bank has established guidelines for each lending category. Portfolio guidelines are 40% outstanding in mortgage loans, 35% outstanding in commercial loans, and 25% outstanding in consumer loans. Both fixed rate and variable rate products are offered. As of December 31, 1997, approximately $34.7 million or 14% of the loan portfolio were variable rate loans.

The Bank's investment portfolio provides a source of liquidity to support funding needs. The portfolio is classified into "available for sale" and "held to maturity" categories. The "available for sale" category, which totalled $76.1 million at December 31, 1997, is available for liquidity needs when necessary. The "held to maturity" category, which totalled $50.8 million at December 31, 1997, is available for liquidity when bonds mature. Approximately $34.5 million or 27% of the investment portfolio matures within one year and approximately $120.4 million or 95% of the portfolio matures within five years. U.S. Treasury and Agency securities with a normal maximum maturity of five years represented approximately $97.9 million or 77% of the portfolio at December 31, 1997. Of the remaining $29.0 million of the investment securities portfolio, approximately $22.4 million are invested in State, County, and Municipal securities with a maximum maturity of eight years.

DEPOSIT LIABILITIES

The Bank, a traditional community-based commercial bank, is largely dependent upon its base of competitively priced core deposits. Core deposits, which consist of all deposits except certificates of deposit, provide stability on the liability side of the balance sheet. The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 1997, were $251.2 million or 68% of total deposits. The balance of certificates of deposit at December 31, 1997, was $117.7 million or 32% of total deposits. Of the $117.7 million outstanding, $108.9 million or 92% mature within one year.

WHOLESALE FUNDS

The Bank does not accept brokered deposits as a source of funds and has no plans to do so in the future. In the event there is a short-term need for funds, the Bank has established federal funds lines of credit with several of its correspondent banks. However, the Bank has rarely utilized these borrowing arrangements.

Depending on the existing interest rate environment, the Bank has various alternatives to mitigate interest rate exposure. If the Bank is attempting to reduce exposure to adverse consequences from rising interest rates, the strategy might be to either make more variable-rate loans and fewer fixed-rate loans or offer more competitive rates on long and medium-term certificates of deposit and less competitive rates on short-term certificates of deposit. If the Bank is attempting to reduce exposure to adverse consequences from falling interest rates, the strategy might be to make fewer variable-rate loans and more fixed-rate loans or offer more competitive rates on short term certificates of deposit and less competitive rates on long-term certificates of deposits.

CAPITAL RESOURCES

Stockholders' equity increased $4.6 million to $41.4 million at December 31, 1997, from $36.8 million at December 31, 1996, reflecting net proceeds of $649,000 from issuances of common stock, net income during the year of $5.2 million, dividends to stockholders of $2.0 million, and an unrealized gain, net of deferred income taxes, on securities available for sale of $773,000.

LAKELAND BANCORP, INC., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table reflects the Company's capital ratios as of December 31, 1997:

RISK-BASED CAPITAL RATIOS:
                                        Amount      Ratio
                                       --------     ------
Actual Tier I Capital                  $ 39,410     17.30%
Tier I Capital minimum amount             9,113      4.00%
                                       --------     ------
Excess                                 $ 30,297     13.30%
                                       ========     ======
Actual Combined Tier I and
 Tier II Capital                       $ 42,089     18.48%
Combined Tier I and Tier II
 Capital minimum requirement             18,225      8.00%
                                       --------     ------
Excess                                 $ 23,863     10.48%
                                       ========     ======

LEVERAGE RATIO:

Actual Tier I Capital to average
 fourth quarter assets                 $ 39,410      9.69%
Minimum leverage target *                 *          *
                                       --------     ------
Excess                                 $  *          *   %
                                       ========     ======

* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and the presentation of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997, and is not expected to have a material impact on the Company.

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial periods beginning after December 15, 1997, and is not expected to have a material impact on the Company.

IMPACT OF THE YEAR 2000 ISSUE

The "Year 2000 Issue" is the name given to the problems associated with many computer systems and software products currently in use which accept only two digit entries in the date code field. Upon the inception of the year 2000, those date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Company has initiated an assessment of its operations to determine steps which should be taken to respond to the year 2000 issue. As part of this assessment, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Although this assessment has not been completed, the Company believes that it will be necessary to modify or replace portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. In cases where the Company has received written assurances of Year 2000 compliance from suppliers, the Company plans on performing necessary testing of these systems to test compliance.

LAKELAND BANCORP, INC., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also plans on notifying certain significant borrowers to make sure that such borrowers are aware of the Year 2000 Issue. The Company believes that such notification will reduce potential credit risks which could be a product of the Year 2000 situation. The Company's total Year 2000 project costs have yet to be determined. However, based on the assessment which has been performed to date, the Company does not believe that the projected costs will have a material affect on the Company's consolidated year-end earnings or financial condition. The Company's goal is to implement its plan by December 31, 1998, with any necessary testing to be completed in 1999.

The Company's evaluation of the costs of the Year 2000 project and the estimation of the date on which the Company seeks to complete the Year 2000 modifications are based on management's best estimates to date, which were derived utilizing numerous assumptions of future events. The Company's statements regarding such costs and compliance constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are subject to numerous uncertainties which could lead to actual results being materially different than such statements. Such uncertainties relate to the continued availability of certain technical resources, the viability of third party modification plans, unanticipated technical difficulties and other related factors.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Discussion of Market Risk".

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LAKELAND BANCORP, INC., and Subsidiaries
INDEPENDENT AUDITOR'S REPORT

                       [Letterhead of RADICS & CO., LLC]


To the Board of Directors and Stockholders
Lakeland Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Lakeland Bancorp, Inc. (the "Corporation") and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the second preceding paragraph present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                /s/ Radics & Co., LLC

January 9, 1998

LAKELAND BANCORP, INC., and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

                                                        DECEMBER 31,
                                                ----------------------------
                                                     1997           1996
                                                ----------------------------
ASSETS
Cash and due from banks                         $ 22,901,611    $ 20,395,240
Federal funds sold                                 6,500,000       2,750,000
----------------------------------------------------------------------------
        Cash and cash equivalents                 29,401,611      23,145,240
Securities available for sale,
 at estimated fair value                          76,050,248      68,550,491
Securities held to maturity; estimated
 fair value of $51,215,000 in 1997 and
 $48,668,000 in 1996                              50,848,520      48,408,044
Loans                                            238,697,196     222,949,524
Premises and equipment                            11,324,066       9,798,976
Accrued interest and receivable                    3,530,199       3,485,531
Other assets                                       1,628,660       1,206,974
----------------------------------------------------------------------------
                Total assets                    $411,480,500    $377,544,780
============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
-----------
Deposits:
        Non-interest bearing demand             $ 76,293,882    $ 67,346,528
        Savings and interest-bearing demand      173,258,632     161,746,887
        Club accounts                              1,680,968       1,917,278
        Time                                     106,369,562      95,137,066
        Time of $100,000 and over                 11,364,504      13,935,937
----------------------------------------------------------------------------
                Total deposits                   368,967,548     340,083,696
Other liabilities                                  1,086,779         641,729
----------------------------------------------------------------------------
                Total liabilities                370,054,327     340,725,425
----------------------------------------------------------------------------
Commitments                                          ---             ---

STOCKHOLDERS' EQUITY
--------------------
Common stock (par value $2.50 per share)
        Authorized shares 7,403,359 in 1997
        and 7,050,819 in 1996; issued and
        outstanding shares 3,569,994 in 1997
        and 3,375,590 in 1996                      8,924,985       8,438,975
Surplus                                           23,848,210      19,190,852
Undivided profits                                  6,636,624       7,946,013
Unrealized gain on securities available
 for sale, net                                     2,016,354       1,243,515
----------------------------------------------------------------------------
                Total stockholders' equity        41,426,173      36,819,355
----------------------------------------------------------------------------
                Total liabilities and
                  stockholders' equity          $411,480,500    $377,544,780
============================================================================


See accompanying notes to consolidated financial statements

LAKELAND BANCORP, INC. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME


                                                                 YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                            1997           1996        1995
                                                       ----------------------------------------
INTEREST INCOME:
Loans and fees                                         $19,334,495   $17,790,093   $15,917,445
Federal funds sold                                         670,672       488,119       555,629
Investment securities:
   U.S. Treasury                                         3,933,917     3,741,815     4,313,807
   U.S. Government agencies                              2,163,137     2,130,249     1,686,565
   State and political subdivisions                        860,870       789,740       839,108
   Other                                                   348,636       534,412       534,944
-----------------------------------------------------------------------------------------------
   Total interest income                                27,311,727    25,474,428    23,847,498
-----------------------------------------------------------------------------------------------


INTEREST EXPENSE:

Deposits                                                10,511,351     9,695,746     9,100,671
Borrowed money                                               9,900            --        13,318
-----------------------------------------------------------------------------------------------
   Total interest expense                               10,521,251     9,695,746     9,113,989
-----------------------------------------------------------------------------------------------
   Net interest income                                  16,790,476    15,778,682    14,773,509
PROVISION FOR LOAN LOSSES                                  438,664       533,727       128,706
-----------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses  16,351,812    15,244,955    14,604,803
-----------------------------------------------------------------------------------------------

OTHER INCOME:

Service charges on deposit accounts                      2,001,375     1,809,861     1,592,363
(Loss) gain on sales and calls of securities                (4,006)        1,450        11,105
Other                                                      468,728       422,913       379,255
-----------------------------------------------------------------------------------------------
   Total other income                                    2,466,097     2,234,224     1,982,723
-----------------------------------------------------------------------------------------------

OTHER EXPENSES:

Salaries and benefits                                    6,113,083     5,457,151     5,296,717
Occupancy, net                                           1,273,074     1,179,432     1,026,169
Furniture and equipment                                    907,306       813,648       894,065
Federal deposit insurance                                   42,063         2,000       351,704
Stationary, supplies and postage                           732,140       660,004       586,037
Other                                                    1,880,482     1,671,294     1,349,981
-----------------------------------------------------------------------------------------------
   Total other expenses                                 10,948,148     9,783,529     9,504,673
-----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               7,869,761     7,695,650     7,082,853
INCOME TAXES                                             2,696,636     2,634,310     2,286,673
-----------------------------------------------------------------------------------------------
   NET INCOME                                            5,173,125   $ 5,061,340   $ 4,796,180
===============================================================================================
Net income per common share-basic                      $      1.45   $      1.44   $      1.39
===============================================================================================
Weighted average number of common shares outstanding     3,557,781     3,513,088     3,454,682
===============================================================================================

See accompanying notes to consolidated financial statements

LAKELAND BANCORP, INC. and Subsidiaries
Consolidated Statements of Changes
in Stockholders' Equity

                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                                                                                on Securities          Total
                                     Number of      Common                   Undivided            Available         Stockholders'
                                       Shares       Stock       Surplus       Profits          For Sale, Net           Equity
                                     ---------      ------      -------       --------         --------------       ------------
Balance, December 31, 1994           1,527,131   $ 3,817,828   $ 17,736,878   $ 5,410,825       $    (804,488)      $ 26,161,043
Net Income                              --           --            --           4,796,180              --              4,796,180

Unrealized gain, net
   of deferred taxes,
   on securities
   available for sale                   --            --           --              --               1,998,677          1,998,677
Stock dividend                       1,696,523     4,241,307     (1,783,835)   (2,457,472)              --                --
Stock issuances                         23,300        58,250        598,450        --                   --               656,700
Cash dividend                           --            --           --          (1,572,779)              --            (1,572,779)
                                    ----------   -----------   ------------   -----------          -----------      ------------

Balance, December 31, 1995           3,246,954     8,117,385     16,551,493     6,176,754            1,194,189        32,039,821
Net Income                              --            --           --           5,061,340               --             5,061,340
Unrealized gain, net
   of deferred taxes,
   on securites
   available for sale                   --            --           --              --                   49,326            49,326
Stock dividend                          66,185       165,462      1,422,978    (1,588,440)              --                --
Stock issuances                         62,451       156,128      1,216,381        --                   --             1,372,509
Cash dividend                           --            --           --          (1,703,641)              --            (1,703,641)
                                    ----------   -----------   ------------   -----------          -----------      ------------

Balance, December 31, 1996          3,375,590      8,438,975     19,190,852     7,946,013            1,243,515        36,819,355
Net income                              --            --           --           5,173,125               --             5,173,125
Unrealized gain, net
   of deferred taxes,
   on securities
   available for sale                   --            --           --              --                  772,839           772,839
Stock dividend                        169,604        424,010      4,070,496    (4,494,506)              --                --
Stock issuances                        24,800         62,000        586,862        --                   --               648,862
Cash dividend                          --             --           --          (1,988,008)              --            (1,988,008)
                                    ----------   -----------   ------------   -----------          -----------      ------------
Balance, December 31, 1997          3,569,994    $ 8,924,985   $ 23,848,210   $ 6,636,624          $ 2,016,354      $ 41,426,173
                                    ==========   ===========   ============   ===========          ===========      ============

See accompanying notes to consolidated financial statements.

LAKELAND BANCORP, INC., and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                            ------------------------------------------------
                                                                               1997                 1996             1995
                                                                            ---------           -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $  5,173,125          $  5,061,340     $  4,796,180
 Adjustment to reconcile net income to net cash provided
  by operating activities:
   Net amortization of premiums, discounts and deferred loan
    fees and costs                                                          1,069,452             1,330,563        1,754,252
   Depreciation and amortization of premises and equipment                    875,607               800,932          822,146
   Provision for loan losses                                                  438,664               533,727          128,706
   Loss (gain) on sales and calls of securities                                 4,006                (1,450)         (11,105)
   Gain on sale of student loans                                              (10,604)               --               --
   Gain on disposition of premises and equipment                               --                   (54,452)          --
   Loss on sales of other real estate owned                                    16,576                24,468           --
   Deferred federal income tax (benefit)                                      (21,390)              (87,890)        (183,090)
   (Increase) decrease in accrued interest receivable                         (44,668)              141,330           36,284
   (Increase) decrease in other assets                                       (281,390)             (100,455)          24,329
   Increase (decrease) in other liabilities                                   445,050               (37,717)         374,060
                                                                         -------------         -------------    -------------
         Net cash provided by operating activities                          7,664,428             7,610,396        7,801,762
                                                                         -------------         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from repayments on and maturities of securities
  available for sale                                                       21,321,000            21,513,182       21,194,096
 Proceeds from calls of securities available for sale                       5,501,181             3,000,000        1,499,840
 Proceeds from sales of securities available for sale                       5,039,622             4,017,037        5,086,032
 Purchases of securities available for sale                               (38,608,721)          (18,555,204)     (20,302,151)
 Proceeds from repayment on and maturities of securities
  held to maturity                                                         13,000,000            13,311,751       10,654,284
 Proceeds from calls of securities held to maturity                           999,462               900,000          100,000
 Purchase of securities held to maturity                                  (16,848,638)          (16,406,358)     (13,232,285)
 Net increase in loans                                                    (17,633,902)          (35,797,739)     (16,084,208)
 Purchase of loans                                                         (2,854,877)               --             (500,000)
 Sale of loans and participation interest in loan                           3,378,045                --              703,281
 Loans recoveries                                                              71,338                32,278          145,070
 Proceeds from dispositions of premises and equipment                          --                    64,539           --
 Additions to premises and equipment                                       (2,078,697)           (2,439,872)        (790,468)
 Proceeds from sales of and payments on other real estate owned                83,424               311,314           82,299
                                                                         -------------         -------------    -------------
         Net cash used in investing activities                            (28,630,763)          (30,049,072)     (11,444,210)
                                                                         -------------         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                  28,883,852            12,141,795       20,820,558
 Repayment of mortgage payable                                               (322,000)               --               --
 Proceeds from common stock issuances                                         648,862             1,372,509          656,700
 Cash dividends paid on common stock                                       (1,988,008)           (1,703,641)      (1,572,779)
                                                                         -------------         -------------    -------------
         Net cash provided by financing activities                         27,222,706            11,810,663       19,904,479
                                                                         -------------         -------------    -------------
Net increase (decrease) in cash and cash equivalents                        6,256,371           (10,628,013)      16,262,031
Cash and cash equivalents - beginning                                      23,145,240            33,773,253       17,511,222
                                                                         -------------         -------------    -------------
Cash and cash equivalents - ending                                       $ 29,401,611          $ 23,145,240     $ 33,773,253
                                                                         =============         =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Unrealized gain, net of deferred income taxes, on securities
  available for sale                                                     $  7,728,329          $     49,326     $  1,998,677
 Charge-off of loans receivable to allowance for loan losses                  510,002               476,005          363,776
 Transfer of loans receivable to other real estate owned                      771,169                80,394           70,254
 Loans to facilitate the sale of other real estate owned                       33,000                --              148,750
 Mortgage payable incurred in connection with purchase of premises            322,000                --               --
 Stock dividend                                                             4,494,506             1,588,440        2,457,472
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Income taxes (federal and state)                                      $  2,683,502          $  2,836,080     $  2,543,672
   Interest                                                                10,338,612             9,725,537        8,778,774

See accompanying notes to consolidated financial statements.

LAKELAND BANCORP, INC., and Subsidiaries
Notes to Consolidated Financial Statements


ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation, the Corporation's wholly owned subsidiary, Lakeland Bank (the "Bank") and the Bank's wholly owned subsidiary, Lakeland Investment Corporation ("LIC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Securities

Investments in debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities nor as held to maturity securities, are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in a separate component of stockholders' equity.
Premiums and discounts on all securities are amortized/accreted using the interest method. Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, is recognized in the consolidated financial statements when earned. The adjusted cost basis of an identified security sold or called is used for determining security gains or losses recognized in the consolidated statements of income.

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

Allowance for loan losses

The allowance for loan losses is maintained at a level considered adequate to absorb future losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.
Loans are deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined as up to 90 days by the Bank, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.

LAKELAND BANCORP, INC., and Subsidiaries
Notes to Consolidated Fifinancial Statements

Payments received on impaired loans are applied to principal, accrued interest receivable and interest income, in that order.

Concentration of risk

The Bank's lending activity is concentrated in loans secured by real estate located in the State of New Jersey.

Premises and equipment

Land is carried at cost. Buildings, building improvements, furniture, fixtures and equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation and amortization charges are computed on the straight-line method over the following estimated useful lives:

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

Income taxes

The Corporation uses the accrual basis of accounting for financial and income tax reporting. Provisions for income taxes in the consolidated financial statements differ from the amounts reflected in the Corporation's income tax returns due to temporary differences in the reporting of certain items, primarily depreciation and the provision for loan losses, for financial reporting and income tax reporting purposes. The income tax provisions shown in the consolidated financial statements relate to items of income and expense in those statements irrespective of temporary differences for income tax return purposes. The tax effect of these temporary differences is accounted for as deferred income taxes applicable to future years.
The Corporation and its subsidiaries file separate state income tax returns and a consolidated federal income tax return with the amount of income tax expense or benefit computed and allocated on a separate return basis.

Net income per common share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock, or potential common stock. This statement simplifies the standard for computing EPS previously found in Accounting Principles Board Opinion No.
15. It replaces the presentation of primary EPS with basic EPS and the presentation of fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires the restatement of all prior-period EPS data presented. The adoption of SFAS 128 did not have a material impact on consolidated financial condition or results of operations.
Basic net income per share of common stock is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is not presented as the Corporation has a simple capital structure with only one class of common stock outstanding. On October 30, 1996, the Corporation's Board of Directors authorized a 2% stock dividend, which was distributed on December 10, 1996. On August 27, 1997, the Corporation's Board of Directors authorized a 5% stock dividend, which was distributed on October 15, 1997. Basic net income per common share has been retroactively restated to give effect to the stock dividends.

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

Reclassication

Certain amounts for the years ended December 31, 1996 and 1995 have been reclassified to conform to the current year's presentation.

LAKELAND BANCORP, INC., and Subsidiaries
Notes to Consolidated Financial Statements

PENDING ACQUISITION

On September 16, 1997, the Corporation entered in an Agreement and Plan of Merger (the "Merger Agreement") with Metropolitan State Bank ("MSB") pursuant to which each outstanding share of MSB common stock will be converted into Corporation Common Stock and MSB will become a wholly-owned subsidiary of the Corporation. Pursuant to that agreement, each share of MSB's common stock (679,047 shares of MSB's common stock were outstanding as of September 30, 1997) will be converted into 0.941 shares of Corporation Common Stock. As of September 30, 1997, MSB had total assets, deposits and stockholders' equity of $94.4 million, $81.9 million and $7.4 million, respectively. The merger is subject to regulatory approval, the approval of MSB's shareholders and other standard conditions. If consummated, the merger will be accounted for as a pooling of interests. As of December 31, 1997, costs incurred in regard to the pending acquisition totalled $155,000 and are included in other assets. Such amount will be expensed upon either consummation or termination of the Merger Agreement.

 SECURITIES AVAILABLE FOR SALE

                                       December 31, 1997
                         -------------------------------------------------
                          Amortized         Gross Unrealized     Carrying
                                            ----------------
                             Cost           Gains    Losses       Value
                          -----------  ------------  --------  -----------

U.S. Treasury             $27,677,710   $   337,744     --     $28,015,454
U.S. Government
   agencies                22,674,739       112,681   17,118    22,770,302
States and political
   subdivisions            18,822,344       133,711      568    18,955,487
Other debt securities       2,299,448         7,688     --       2,307,076
Equity security             1,204,882     2,797,047     --       4,001,929
                          -----------  ------------  --------  -----------
                          $72,679,123   $ 3,388,811 $ 17,686   $76,050,248
                          ===========  ============  ========  ===========


                                          December 31, 1996
                          -----------------------------------------------------
                                Amortized   Gross Unrealized     Carrying
                                            ----------------
                                Cost         Gains       Losses     Value
                          -----------  ------------    ----------   -----------

U.S. Treasury             $25,527,311     $ 194,284       $ 1,095   $25,720,500
U.S. Government
     agencies              20,803,314        78,340        48,685    20,832,969
States and political
     subdivisions          15,329,500       123,655         4,274    15,448,881
Other debt securities       3,606,461        17,706         2,168     3,621,999
Equity security             1,204,882     1,721,260          --       2,926,142
                          -----------  ------------    ----------   -----------
                          $66,471,468   $ 2,135,245   $    56,222   $68,550,491
                          ===========  ============    ==========   ===========



                                                  December 31,
                              -----------------------------------------------------
                                         1997                         1996
                              ------------------------   --------------------------
                              Amortized      Carrying     Amortized        Carrying
                                Cost            Value         Cost            Value
                              ------------   -----------  ------------   -----------
Due in one year
    or less                    $21,697,693   $21,760,222   $25,339,254   $25,433,405
Due after one year
    through five years          48,102,030    48,591,815    39,892,332    40,155,944
Due after five years
    through ten years            1,669,518     1,691,282        25,000        25,000
Due after ten years                  5,000         5,000        10,000        10,000
Equity security                  1,204,882     4,001,929     1,204,882     2,926,142
                              ------------   -----------  ------------   -----------
                               $72,679,123   $76,050,248   $66,471,468   $68,550,491
                              ============   ===========  ============   ===========




Proceeds from sales and calls of securities available for sale totalled $5,039,622 and $5,501,181, respectively, during the year ended December 31, 1997. Gross gains of $4,295 and gross losses of $7,763 were realized on those transactions. Proceeds from sales and calls of securities available for sale totalled $4,017,037 and $3,000,000, respectively, during the year ended December 31, 1996. Gross gains of $3,075 and $1,950 were realized on those transactions. Proceeds from sales and call of securities available for sale totalled $5,086,032 and $1,499,840, respectively, during the year ended December 31, 1995. Gross gains of $16,774 and gross losses of $5,759 were realized on those transactions.
Securities with a carrying value of approximately $8,011,000 and $7,104,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

SECURITIES HELD TO MATURITY

                                           December 31, 1997
                          ------------------------------------------------------
                          Amortized           Gross Unrealized       Estimated
                           Cost             Gains          Losses     Fair Value

U.S. Treasury             $34,001,678   $   319,040   $     8,865   $34,311,852
U.S. Government
     agencies              12,726,882        43,886         9,620    12,761,148
States and political
     subdivisions           3,419,861        19,604          --       3,439,465
Other                         700,099         2,625            99       702,624
                        ---------------   ---------------  -------  ---------------
                          $50,848,520   $   385,155   $    18,585   $51,215,090
                        ===============   =============== ========  ===============

LAKELAND BANCORP, INC., and Subsidiaries
Notes to Consolidated Financial Statements

                                        December 31, 1996
                          -----------------------------------------------------
                           Amortized          Gross Unrealized       Estimated
                                              -------------------
                             Cost             Gains     Losses       Fair Value
                          -----------   -----------   -----------   -----------
U.S. Treasury             $32,725,897   $   231,547   $    52,819   $32,904,625
U.S. Government
    agencies               11,638,493        93,969        26,775    11,705,687
States and political
    subdivisions            1,218,945         6,709          --       1,225,654
Other                       2,824,709         8,582         1,169     2,832,122
                          -----------   -----------   -----------   -----------
                          $48,408,044   $   340,807   $    80,763   $48,668,088
                          ===========   ===========   ===========   ===========

                                                   December 31,
                               -----------------------------------------------------
                                           1997                     1996
                               -------------------------  --------------------------
                                Amortized    Estimated     Amortized      Estimated
                                  Cost       Fair Value      Cost         Fair Value
                               -----------  ------------  ------------   -----------
Due in one year or less        $12,694,951   $12,749,205   $14,636,079   $14,628,059
Due after one year through
    five years                  37,332,951    37,636,403    33,571,965    33,837,966
Due after five years
    through ten years              620,618       626,857          --            --
Due after ten years                200,000       202,625       200,000       202,063
                               -----------  ------------  ------------   -----------
                               $50,848,520   $51,215,090   $48,408,044   $48,668,088
                               ===========  ============  ============   ===========

There were no sales of securities held to maturity during the years ended December 31, 1997, 1996 and 1995. Proceeds from calls of securities held to maturity during the years ended December 31, 1997, 1996 and 1995 totalled $999,462, $900,000 and $100,000, respectively, and resulted in a gross loss of $538 in 1997 and gross gains of $325 and $90, respectively, in 1996 and 1995.

LOANS
                                           December 31,
                                  ---------------------------
                                      1997            1996
                                  ------------   ------------
Commercial                        $ 83,706,467   $ 75,527,719
Construction                         6,876,611      2,186,190
Mortgage                            96,910,708     95,538,215
Home equity and
     improvement                    41,656,784     42,141,007
Consumer installment                12,682,298     10,626,770
                                  ------------   ------------
                                   241,832,868    226,019,901
                                  ------------   ------------
Less: Unearned income                  135,672         70,377
      Allowance for loan losses      3,000,000      3,000,000
                                  ------------   ------------
                                     3,135,672      3,070,377
                                  ------------   ------------
                                  $238,697,196   $222,949,524
                                  ============   ============


At December 31, 1997, 1996 and 1995, loans serviced by the Bank for the benefit of others totalled approximately $1,669,000, $849,000 and $886,000, respectively.

Non-performing loans consist of nonaccrual and renegotiated loans. Nonaccrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers' financial difficulties. Interest on these loans is either accrued or credited directly to interest income. Non-performing loans were as follows (in thousands):

                      December 31,
               ------------------------
                1997      1996     1995
               ------   ------   ------
Nonaccrual     $1,236   $1,308   $1,545
Renegotiated    1,529    2,567    2,325
               ------   ------   ------
               $2,765   $3,875   $3,870
               ======   ======   ======

The impact of non-performing loans on interest income is as follows (in thousands):

                                     Year Ended December 31,
                                     -----------------------
                                       1997   1996      1995
                                     ------  -----  --------
Interest income if performing
   in accordance with original
   terms                               $258   $367      $397
Interest income actually
   recorded                             146    219       193
                                     ------  -----  --------
Interest income lost                   $112   $148      $204
                                     ======  =====  ========

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans, at December 31, 1997, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. A summary of lending activity with respect to such persons who had borrowings of $60,000 or more, is as follows:


                         Year Ended December 31,
                      ----------------------------
                           1997           1996
                      ------------    ------------
Balance - beginning   $ 11,969,414    $ 10,991,775
Loans originated         9,739,524       8,339,438
Repayments              (7,107,884)     (7,361,799)
Other changes               71,304            --
                      ------------    ------------
Balance - ending      $ 14,672,358    $ 11,969,414
                      ============    ============


ALLOWANCE FOR LOAN LOSSES

                                     Year Ended December 31,
                           -----------------------------------------
                                1997            1996            1995
                           -----------    -----------    -----------

Balance - beginning        $ 3,000,000    $ 2,910,000    $ 3,000,000
Provision for loan losses      438,664        533,727        128,706
Loans charged off             (510,002)      (476,005)      (363,776)
Recoveries                      71,338         32,278        145,070
                           -----------    -----------    -----------
Balance - ending           $ 3,000,000    $ 3,000,000    $ 2,910,000
                           ===========    ===========    ===========

LAKELAND BANCORP, INC., and Subsidiaries
Notes to Consolidated Financial Statements

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                              December 31,
                                       -----------------------
                                            1997         1996
                                       ----------   ----------
Recorded investment in impaired loans:
    With recorded allowances           $1,094,688   $2,513,216
    Without recorded allowances           704,287      457,320
                                       ----------   ----------
          Total impaired loans          1,798,975    2,970,536
Related allowance for loan losses         320,800      684,655
                                       ----------   ----------
          Net impaired loans           $1,478,175   $2,285,881
                                       ==========   ==========


For the years ended December 31, 1997, 1996 and 1995, the average recorded investment in impaired loans totalled $2,466,000, $2,757,000, and $1,678,000, respectively. Interest income recognized on such loans during the time each was impaired totalled $163,000, $129,000, and $60,000, respectively, of which $5,000, $-0- and $-0-, respectively, was recorded on the cash basis.

PREMISES AND EQUIPMENT

                                              December 31,
                                      -------------------------
                                            1997           1996
                                      -----------  ------------
Land                                  $ 2,499,008   $ 2,663,710
Buildings and building improvements     6,963,843     5,693,629
Leasehold improvements                    890,655       890,655
Furniture, fixtures and equipment       4,636,794     3,636,544
                                      -----------  ------------
                                       14,990,300    12,884,538
Less accumulated depreciation
   and amortization                     3,666,234     3,085,562
                                      -----------  ------------
                                      $11,324,066   $ 9,798,976
                                      ===========  ============

Included in premises and equipment at December 31, 1997 and 1996 is $1,348,000 and $1,432,000, respectively, related to properties purchased during the years then ended which have not yet been placed in service. Management intends to use such properties for future expansion of the Bank's branch network. Additionally, at December 31, 1997, premises and equipment included a property having a carrying value of $274,000 and which is no longer in the Bank's future expansion plans. The ultimate disposition of this property is not expected to result in any loss.

INCOME TAXES

Income tax assets and liabilities are reflected in the consolidated statements of condition under the captions "other assets" and "other liabilities", as applicable, and are summarized as follows:


                                      December 31,
                               ----------------------
                                    1997         1996
                               ---------    ---------
Prepaid state                  $ 444,000    $ 394,401
Current federal refundable        31,928      116,051
Deferred federal and state
   (liability) asset            (154,539)     343,334
                               ---------    ---------
                               $ 321,389    $ 853,786
                               =========    =========

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                       December 31,
                                              --------------------------
                                                     1997           1996
                                              -----------   ------------
Deferred tax assets:
     Allowance for loan and real estate
       losses in excess of tax reserves       $ 1,023,723    $ 1,018,377
     Non-accrued interest                          80,280         90,497
     Depreciation                                  40,720         27,012
     Deferred loan fees                            46,059         44,153
     Other                                         20,516         10,200
                                              -----------   ------------
                                                1,211,298      1,190,239
                                              -----------   ------------

Deferred tax liabilities:
     Unrealized gain on securities
     available for sale                         1,354,771        835,508
Other                                              11,066         11,397
                                              -----------   ------------
                                                1,365,837        846,905
                                              -----------   ------------
Net deferred tax (liabilities) assets         $  (154,539)   $   343,334
                                              ===========   ============

The components of income taxes are summarized as follows:


                                         Year Ended December 31,
                             -----------------------------------------
                                 1997           1996           1995
                             -----------    -----------    -----------

Current                      $ 2,718,026    $ 2,722,200    $ 2,469,763
Deferred                         (21,390)       (87,890)      (183,090)
                             -----------    -----------    -----------
                             $ 2,696,636    $ 2,634,310    $ 2,286,673
                             ===========    ===========    ===========

The following table presents a reconciliation between the reported income taxes and the income taxes that would have been computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                             Year Ended December 31,
                                ------------------------------------------------------------------------------
                                             1997                          1996                    1995
                                -------------------------   ---------------------------  ---------------------
                                     Amount       Percent        Amount         Percent     Amount    Percent
                                -----------       -------   -----------        --------  -----------  --------
Federal income
   tax                          $ 2,675,719         34.00    $2,616,521            34.00  $ 2,408,170     34.00
Add (deduct)
   effect of:
Non-taxable
   interest
   income                          (256,395)        (3.26)     (236,139)          (3.07)    (252,248)    (3.56)
State income tax,
   net of
   federal income
   tax effect                       270,910          3.44       251,690            3.27      200,084      2.82
Other items, net                      6,402          0.09         2,238            0.03      (69,333)    (0.98)
                                -----------       -------   -----------        --------  -----------  --------
                                $ 2,696,636         34.27   $ 2,634,310           34.23  $ 2,286,673     32.28
                                ===========       =======   ===========        ========  ===========  ========

LAKELAND BANCORP, INC., and Subsidiaries
Notes to Consolidated Financial Statements

PROFIT SHARING PLAN

The Bank has a profit sharing plan for all its eligible employees. The plan meets the requirements of the Employee Retirement Income Security Act of 1974. The Bank's annual contribution to the plan is determined by the Board of Directors with the maximum amount being the maximum tax deduction permitted for that year under the Internal Revenue Code. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement or, at the discretion of the plan committee, upon termination of employment. The cost of the plan charged to expense for each of the years ended December 31, 1997, 1996 and 1995 was approximately $200,000.

DIRECTORS RETIREMENT PLAN

The Board of Directors of the Corporation adopted a plan, effective January 1, 1996, which provides that any director having attained age 72 (75 for directors active as of the date of plan inception) and having completed fifteen years of service may retire and continue to be paid for a period of ten years at a rate of $5,000, $7,500 or $10,000 per annum, depending upon years of credited service. This plan is unfunded. The following tables present the status of the plan and the components of net periodic plan cost for the year then ended:

                                                        December 31,
                                                  ----------------------
                                                      1997         1996
                                                  ---------    ---------
Actuarial present value of benefit obligation:
    Vested                                         $ 259,519    $ 253,027
    Nonvested                                          9,165          567
                                                   ---------    ---------
                                                   $ 268,684    $ 253,594
                                                   =========    =========

Projected benefits obligation                      $ 285,330    $ 258,857
Unrecognized net loss                               (15,939)        --
Unrecognized prior service cost
    being amortized over fifteen years             (208,896)    (224,532)
                                                  ---------    ---------
Accrued plan cost included in other liabilities    $  60,495    $  34,325
                                                  =========    =========


                                               Year ended December 31,
                                               ----------------------
                                                       1997      1996
                                               ------------  --------
Net periodic plan cost included the
following components:
   Service cost                                    $ 1,868      $ 1,754
   Interest cost                                    18,666       16,935
   Amortization of prior service cost               15,636       15,636
                                               ------------    --------
Net periodic plan cost included in other expenses  $36,170      $34,325
                                               ============  ========

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

                                               December 31,
                                            -----------------
                                               1997      1996
                                            -------   -------
Commitments to originate loans:
     Commercial                             $ 4,367   $ 4,887
     Mortgage                                 3,019     1,359
     Consumer including home equity           1,054       818
Construction loans in process                 2,831     1,140
Unused amounts under approved lines
     of credit:

     Commercial                              25,693    22,466
     Home Equity                              4,889     4,990
     Unsecured consumer                       1,090     1,144
                                            -------   -------
                                            $42,943   $36,804
                                            =======   =======

The commitments to originate loans and amounts to be funded under construction loans in process are predominantly for loans which will carry fixed interest rates. Amounts drawn on the unused home equity and commercial lines of credit are predominantly assessed interest at rates which fluctuate with the prime rate, while amounts drawn on the unused unsecured consumer lines are assessed interest at 14.9%.
Commitments under standby letters of credit aggregated approximately $2,528,000 at December 31, 1997, of which $1,567,000 and $961,000 expire in 1998 and 1999, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee

LAKELAND BANCORP, INC., and Subsidiaries
Notes to Consolidated Financial Statements

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

Rentals under long-term operating leases amounted to approximately $166,000, $151,000, and $123,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2008 are as follows:

  December 31,        Amount
  ------------    ----------
      1998          $317,000
      1999           323,000
      2000           205,000
      2001           206,000
      2002           206,000
Thereafter           669,000
                  ----------
                  $1,926,000
                  ==========

The Corporation and its subsidiaries are also subject to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

DIVIDEND LIMITATION

A limitation exists on the ability of the Bank to pay dividends to the Corporation. State of New Jersey Banking laws specify that no dividend shall be paid by the Bank on its capital stock unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the Bank. Under this limitation, approximately $32.7 million was available for payment of dividends as of December 31, 1997.

LAKELAND BANCORP, INC. (PARENT COMPANY ONLY)

Condensed financial statements of the Corporation (Parent company only) follow:

                            STATEMENTS OF CONDITION

                                                   December 31,
                                             -------------------------
                                                  1997         1996
                                             -----------   -----------
Assets
   Cash and due from banks                   $   270,493   $   214,124
   Securities available for sale               4,001,929     2,926,142
   Investment in subsidiaries                 37,327,793    33,747,019
   Other assets                                  950,022       623,801
                                             -----------   -----------
          Total assets                       $42,550,237   $37,511,086
                                             ===========   ===========
Liabilities:

   Deferred income taxes                     $ 1,124,063   $   691,731
Stockholders' equity                          41,426,174    36,819,355
                                             -----------   -----------
Total liabilities and stockholders' equity   $42,550,237   $37,511,086
                                             ===========   ===========


                             STATEMENTS OF INCOME

                                                Year Ended December 31,
                                      ----------------------------------------
                                           1997           1996        1995
                                      -----------    -----------  ------------

Dividends from subsidiary bank        $ 1,720,707    $   568,021   $ 1,347,131
Other expenses                                 67          3,493            40
                                      -----------    -----------  ------------
Income  before income tax
   (benefit) expenses                   1,720,670        564,528     1,347,091
Income tax (benefit) expenses              (1,096)            44           112
                                      -----------    -----------  ------------
Income before undistributed
   earnings of subsidiaries             1,721,736        564,484     1,346,979
Equity in undistributed earnings
   of subsidiaries                      3,451,389      4,496,856     3,449,201
                                      -----------    -----------  ------------
Net income                            $ 5,173,125    $ 5,061,340   $ 4,796,180
                                      ===========    ===========  ============

LAKELAND BANCORP, INC., and Subsidiaries
Notes to Consolidated Financial Statements

           STATEMENTS OF CASH FLOWS

                                                                Year Ended December 31,
                                                     ------------   ------------   ------------
                                                         1997           1996           1995
                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net income                                         $ 5,173,125    $ 5,061,340    $ 4,796,180
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      (Increase) in other assets                        (326,221)      (178,135)      (280,211)
      Equity in undistributed
      earnings of subsidiaries                        (3,451,389)    (4,496,856)    (3,449,201)
                                                     ------------   ------------   ------------
        Net cash provided by
        operating activities                           1,395,515        386,349      1,066,768
                                                     ------------   ------------   ------------
Cash flows from  financing activities:
  Proceeds from issuances of
    common stock                                         648,862      1,372,509        656,700
Cash dividends paid on
  common stock                                        (1,988,008)    (1,703,641)    (1,572,779)
                                                     ------------   ------------   ------------
  Net cash (used in)
    financing activities                              (1,339,146)      (331,132)      (916,079)
                                                     ------------   ------------   ------------
Net increase in cash
  and cash equivalents                                    56,369         55,217        150,689
Cash and cash
  equivalents - beginning                                214,124        158,907          8,218
                                                     ------------   ------------   ------------
Cash and cash
  equivalents - ending                               $   270,493    $   214,124    $   158,907
                                                     ============   ============   ============

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

The carrying values and estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                      December 31,
                                  ---------------------------------------------------
                                             1997                    1996
                                  ------------ ------------ ----------- -------------
                                    Carrying     Estimated    Carrying     Estimated
                                      Value     Fair Value      Value     Fair Value
                                  ------------ ------------ ----------- -------------
FINANCIAL ASSETS
Cash and cash
  equivalents                       $ 29,402     $ 29,402     $ 23,145     $ 23,145
Securities available
  for sale                            76,050       76,050       68,550       68,550
Securities held
  to maturity                         50,849       51,215       48,408       48,668
Loans                                238,697      241,270      222,950      225,714
Accrued interest
  receivable                           3,530        3,530        3,486        3,486
FINANCIAL LIABILITIES
Deposits                             368,968      369,316      340,084      340,358
COMMITMENTS
Loan origination                      11,271       11,271        8,204        8,204
Unused lines of credit                31,672       31,672       28,600       28,600
Standby letters of credit              2,528        2,528        1,585        1,585


Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or

LAKELAND BANCORP, INC., and Subsidiaries
Notes to Consolidated Financial Statements

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


               QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    Quarter Ended
                                 ----------   ----------   ----------   ----------
                                  March 31,    June 30,     Sept. 30,    Dec. 31,
                                    1997         1997         1997         1997
                                 ----------   ----------   ----------   ----------
Total interest income            $6,685,127   $6,714,656   $6,888,928   $7,023,016
Total interest expense            2,658,576    2,595,154    2,616,438    2,651,083
                                 ----------   ----------   ----------   ----------
  Net interest income             4,026,551    4,119,502    4,272,490    4,371,933
Provision for loan losses            80,559       32,652       43,813      281,640
Other income                        613,079      599,840      571,923      681,255
Other expenses                    2,661,304    2,734,732    2,725,820    2,826,292
Income taxes                        654,519      657,621      709,867      674,629
                                 ----------   ----------   ----------   ----------
Net income                       $1,243,248    1,294,337    1,364,913    1,270,627
                                 ==========   ==========   ==========   ==========
Net income per
  share - basic                     $0.35        $0.36        $0.38        $0.36
                                    =====        =====        =====        =====
Weighted average
  number of
  common shares
  outstanding                     3,545,585    3,555,978    3,560,872    3,566,024
                                 ==========   ==========   ==========   ==========

                                                   Quarter Ended
                                 ----------   ----------   ----------   ----------
                                  March 31,     June 30,    Sept. 30,    Dec. 31,
                                    1996          1996        1996         1996
                                 ----------   ----------   ----------   ----------
Total interest income            $6,201,915   $6,345,027   $6,414,779   $6,512,707
Total interest expense            2,429,198    2,405,127    2,413,288    2,448,133
                                 ----------   ----------   ----------   ----------
  Net interest income             3,772,717    3,939,900    4,001,491    4,064,574
Provision for loan losses            35,087       83,908       50,096      364,636
Other income                        502,996      538,762      539,429      653,037
Other expenses                    2,392,233    2,419,684    2,413,411    2,558,201
Income taxes                        632,219      676,839      711,584      613,668
                                 ----------   ----------   ----------   ----------
Net income                       $1,216,174   $1,298,231   $1,365,829   $1,181,106
                                 ==========   ==========   ==========   ==========
Net income per
  share-basic                       $0.35        $0.37        $0.39        $0.33
                                    =====        =====        =====        =====
Weighted average
  number of
  common shares
  outstanding                     3,490,433    3,504,254    3,517,123    3,540,395
                                 ==========   ==========   ==========   ==========

Net Income per common share and weighted average number of common shares outstanding for the quarters ended June 30, 1997 and prior have been restated to give retroactive effect to subsequent stock dividends.

IMPACT OF RECENT ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the "change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". Companies will be required to (a) classify items of other comprehensive income by their nature in the financial statements and (b ) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior periods presented. As the requirements of SFAS 130 are disclosure-related, its implementation will have no impact on the Corporation's consolidated financial condition or results of operations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART  III
                                   ---------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

ITEM 11 - EXECUTIVE COMPENSATION

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.


                                    PART  IV
                                    --------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.     The following portions of the Company's consolidated financial statements are set forth in Item 8 of this Annual Report.

      (i)   Consolidated Statements of Condition as of December 31, 1997 and
            1996.
     (ii) Consolidated Statements of Income for each of the three years ended December 31, 1997, 1996 and 1995.
    (iii) Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 1997, 1996, and 1995.
     (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1997, 1996 and 1995.
      (v)   Notes to Consolidated Financial Statements
     (vi)   Report of Radics & Co., LLC

(a)  2.    Financial Statement Schedules
All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a)  3.    Exhibits

   3.1 Certificate of Incorporation of Lakeland Bancorp, Inc., incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-2 filed by the Company with the Commission on August 23, 1993.
   3.2 By Laws of Lakeland Bancorp, Inc. are incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed by the Company with the Commission on March 30, 1990.
  10.1 Amended and Restated Agreement and Plan of Reorganization, dated as of January 14, 1998, by and between Lakeland Bancorp, Inc. and Metropolitan State Bank is incorporated by reference to Appendix A to the Proxy Statement-- Prospectus, dated January 15, 1998, contained in Lakeland's Registration Statement on Form S-4 (No. 333-42851).

  10.2     Director Retirement Plan
  22.1     Subsidiaries of Registrant
  23.1     Consent of Radics & Co., LLC Independent Certified Public Accountants
  27.1     Financial Data Schedule
  99.1     Forward-looking Statement Information

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the three months ended December 31, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LAKELAND BANCORP, INC.


Dated: March 25, 1998             By  /s/ Arthur L. Zande
      _______________                ___________________________
                                          Arthur L. Zande
                                      Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Capacity                           Date
---------                       --------                           ----

/s/ Robert B. Nicholson                                           3/25/98
_________________________       Director                        ___________
 (Robert B. Nicholson)

/s/ John W. Fredericks                                            3/25/98
_________________________       Director                        ___________
 (John W. Fredericks)

/s/ Bruce G. Bohuny                                               3/25/98
_________________________       Director                        ___________
 (Bruce G. Bohuny)

/s/ Mary Ann Deacon                                               3/25/98
_________________________       Director                        ___________
 (Mary Ann Deacon)

/s/ Mark J. Fredericks                                            3/25/98
_________________________       Director                        ___________
 (Mark J. Fredericks)

/s/ John Pier, Jr.                                                3/25/98
_________________________       Director                        ___________
 (John Pier, Jr.)

/s/ Paul P. Lubertazzi                                            3/25/98
_________________________       Director                        ___________
 (Paul P. Lubertazzi)

/s/ Joseph P. O'Dowd                                              3/25/98
_________________________       Director                        ___________
 (Joseph P. O'Dowd)

/s/ Arthur L. Zande
_________________________     Executive Vice President            3/25/98
 (Arthur L. Zande)            and Director (Chief               ___________
                              Executive Officer)
/s/ William J. Eckhardt
_________________________     Vice President and                  3/25/98
 (William J. Eckhardt)        Treasurer (Chief Financial        ___________
                              and Accounting Officer)