Form 10-Q
period 1998-03-31
LAKELAND BANCORP INC
filed 1998-05-11
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 1998.


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                            ----------------
        TO
           _________________.

Commission File Number   33-27312
                         --------

                            Lakeland Bancorp, Inc.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           New Jersey                                        22-2953275
------------------------------------                ----------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification Number)


  250 Oak Ridge Road, Oak Ridge, New Jersey                 07438-8906
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                (973) 697-2000
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1998, 4,247,919 common shares, $2.50 par value, were outstanding.

                             LAKELAND BANCORP, INC.

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.            Financial Information                                   1

         Item 1.   Financial Statements

                   Consolidated Statements of Condition as of
                   December 31, 1997 and March 31, 1998 (Unaudited)        2

                   Consolidated Statements of Income for the Three
                   Months Ended March 31, 1997 and 1998                    3
                   (Unaudited)

                   Consolidated Statements of Comprehensive
                   Income for the Three Months Ended
                   March 31, 1997 and 1998 (Unaudited)                     4

                   Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 1997 and 1998                  5 - 6
                   (Unaudited)

                   Notes to Consolidated Financial Statements            7 - 10

         Item 2.   Management's` Discussion and Analysis of
                   Financial Condition and Results of Operations        11 - 17

Part II.           Other Information

         Item 6.   Exhibits and Reports on Form 8-K                          18

         Signatures                                                          19

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                             ----------------------






PART I.    Financial Information

           Item 1.             Financial Statements
                               --------------------

           Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Lakeland Bancorp, Inc., ( the "registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

           The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                     ------------------------------------
                                  (Unaudited)

                                                             December 31,     March 31,
ASSETS                                                           1997          1998
-------                                                    --------------  -------------
Cash and due from banks                                    $  28,443,103   $ 25,844,355
Federal funds sold                                            12,725,000     23,475,000
                                                           --------------  -------------
    Cash and cash equivalents                                 41,168,103     49,319,355

Certificates of deposit                                          101,768        102,676
Securities available for sale, at estimated fair value       102,333,878     94,222,838
Securities held to maturity; estimated
 fair value of $57,372,000 in 1997 and $56,704,000 in 1998    57,009,136     56,423,874
Loans                                                        287,003,467    287,159,672
Premises and equipment                                        13,812,631     13,919,388
Accrued interest receivable                                    4,210,406      3,804,607
Other assets                                                   2,085,816      1,631,035
                                                           --------------  -------------
    Total assets                                           $ 507,725,205  $ 506,583,445
                                                           ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
-----------
Deposits:
  Non-interest-bearing demand                               $ 97,491,314   $ 97,222,097
  Savings and interest-bearing demand                        208,419,317    211,893,007
  Club accounts                                                1,698,523      2,340,028
  Time                                                       122,252,678    117,063,982
  Time of $100,000 and over                                   23,608,695     23,239,383
                                                           --------------  -------------
    Total deposits                                           453,470,527    451,758,497

Borrowed money                                                 3,535,792      2,661,165
Other liabilities                                              2,056,637      2,248,523
                                                           --------------  -------------
    Total liabilities                                        459,062,956    456,668,185
                                                           --------------  -------------
Commitments                                                       --             --

Stockholders' Equity
--------------------
Common stock (par value $2.50 per share)
  Authorized shares 7,403,359; issued and outstanding
  shares 4,239,861 in 1997 and 4,247,919 in 1998              10,599,653     10,619,798
Surplus                                                       29,147,426     29,356,934
Undivided profits                                              6,849,079      7,679,024
Unrealized gain on securities available for sale, net          2,066,091      2,259,504
                                                           --------------  -------------
    Total stockholders' equity                                48,662,249     49,915,260
                                                           --------------  -------------
    Total liabilities and stockholders' equity              $ 507,725,205  $ 506,583,445
                                                           ==============  =============

   See accompanying notes to consolidated financial statements.

                            LAKELAND BANCORP, INC,
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                                              Three Months Ended March 31,
                                                                          ------------------------------------
                                                                               1997                   1998
                                                                          -------------           ------------
     INTEREST INCOME:
     Loans and fees                                                       $ 5,751,566             $ 6,214,297
     Federal funds sold                                                       231,214                 187,709
     Securities:
         U.S. Treasury                                                        984,925                 993,358
         U.S. Government agencies                                             715,652                 767,600
         States and political subdivisions                                    271,042                 364,195
         Other                                                                106,366                  80,625
                                                                          -----------             -----------
            Total interest income                                           8,060,765               8,607,784
                                                                          -----------             -----------
     INTEREST EXPENSE:
         Deposits                                                           3,156,900               3,190,229
         Borrowed money                                                        41,111                  36,967
                                                                          -----------             -----------
            Total interest expense                                          3,198,011               3,227,196
                                                                          -----------             -----------
            Net interest income                                             4,862,754               5,380,588

     PROVISION FOR LOAN LOSSES                                                115,559                  48,882
                                                                          -----------             -----------
            Net interest income after provision for loan losses             4,747,195               5,331,706
                                                                          -----------             -----------
     OTHER INCOME:
         Service charges on deposit accounts                                  601,695                 587,864
         Gain on disposition of securities                                      8,248                  53,542
         Other income                                                         131,493                 133,477
                                                                          -----------             -----------
            Total other income                                                741,436                 774,883
                                                                          -----------             -----------
     OTHER EXPENSES:
         Salaries and benefits                                              1,924,956               2,107,150
         Occupancy expense, net                                               363,183                 392,129
         Furniture and equipment                                              294,937                 378,577
         Other                                                                800,751               1,178,577
                                                                          -----------             -----------
            Total other expenses                                            3,383,827               4,056,433
                                                                          -----------             -----------
     INCOME  BEFORE INCOME TAXES                                            2,104,804               2,050,156
     INCOME TAXES                                                             702,278                 684,711
                                                                          -----------             -----------
     NET INCOME                                                           $ 1,402,526             $ 1,365,445
                                                                          ===========             ===========
     Net income per common share:
         Basic                                                                  $0.33                  $ 0.32
         Diluted                                                                 0.33                    0.32
                                                                          ===========             ===========
     Weighted average number of shares outstanding:
         Basic                                                              4,187,001               4,244,069
         Diluted                                                            4,207,219               4,244,069
                                                                          ===========             ===========

     See accompanying notes to consolidated financial statements.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPRHENSIVE INCOME
                ----------------------------------------------
                                  (Unaudited)

                                                                          Three Months Ended March 31,
                                                                      -------------------------------------
                                                                             1997                  1998
                                                                      --------------         --------------
     Net income                                                         $ 1,402,526            $ 1,365,445
                                                                        -----------            -----------
     Other comprehensive income, net of income taxes:
        Unrecognized holding gains on securities
        available for sale, net of income taxes
        of $64,560 and $161,990, respectively                               76,374                228,751
        Less: Gains on dispositions of securities
        available for sale, net of income taxes
        of $2,804 and $18,204, respectively                                 (5,444)               (35,338)
                                                                        -----------            -----------
     Total other comprehensive income                                        70,930                193,413
                                                                        -----------            -----------
     Comprehensive income                                               $ 1,473,456            $ 1,558,858
                                                                        ===========            ===========

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                              ------------------------------------
                                                                                  1997                   1998
                                                                              ------------           -------------
     Cash flows from operating activities:
       Net income                                                              $ 1,402,526            $ 1,365,445
       Adjustments to reconcile net income to
       net cash provided by operating activities:
         Net amortization and accretion                                            333,115                152,935
         Depreciation and amortization of premises and equipment                   223,059                266,195
         Provision for loan losses                                                 115,559                 48,882
         Gain on sales and calls of securities available for sale                   (8,248)               (53,542)
         (Increase) decrease in accrued interest receivable                        (65,613)               405,799
         Decrease in other assets                                                  180,150                310,995
         Increase in other liabilities                                             704,299                191,886
                                                                                ----------             ----------
               Net cash provided by operating activities                         2,884,847              2,688,595
                                                                                ----------             ----------
     Cash flows from investing activities:
        Net change in certificates of deposit                                           --                   (908)
        Proceeds from maturities of and
         repayments on securities available for sale                             7,292,001             10,826,000
        Proceeds from sales of securities available for sale                     2,648,052              6,816,000
        Proceeds from calls of securities available for sale                     1,499,196              1,500,000
        Purchases of securities available for sale                             (13,776,520)           (10,710,254)
        Proceeds from maturities of and
         repayments on securities held to maturity                               3,654,262              6,448,000
        Purchases of securities held to maturity                                (3,808,591)            (5,931,687)
        Net increase in loans receivable                                        (1,247,098)              (448,325)
        Loan recoveries                                                             24,873                229,287
        Proceeds from sale of student loans                                         72,938                     --
        Additions to premises and equipment                                       (932,933)              (372,952)
        Net decrease in real estate owned                                            9,000                     --
                                                                                ----------             ----------
               Net cash (used in) provided by investing activities              (4,564,820)             8,355,161
                                                                                ----------             ----------
     Cash flows from financing activities:
        Net increase (decrease) in deposits                                     11,464,665             (1,712,030)
        Net decrease in short-term borrowings                                     (824,000)              (874,627)
        Proceeds from sale of common stock                                         175,487                229,653
        Cash dividends paid on common stock                                       (489,465)              (535,500)
                                                                                ----------             ----------
               Net cash provided by (used in) financing activities              10,326,687             (2,892,504)
                                                                                ----------             ----------
     Net increase in cash and cash equivalents                                   8,646,714              8,151,252
     Cash and cash equivalents - beginning                                      33,450,240             41,168,103
                                                                                ----------             ----------
     Cash and cash equivalents - ending                                        $42,096,954            $49,319,355
                                                                                ==========             ==========

   See accompanying notes to consolidated financial statements.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 -----------------------------------
                                                                                     1997                   1998
                                                                                 ------------           ------------
     Supplemental disclosures of cash flow information:
        Cash paid during the three month period for:
           Income taxes                                                            $ 41,502               $ 37,450
           Interest                                                               3,073,669              3,279,342
     Supplemental schedule of noncash investing and financing activities:
        Unrealized gain on securities available
        for sale, net of deferred income taxes                                     $ 70,930              $ 193,413
        Charge off of loans receivable to allowance for loan losses                  67,733                446,792
        Mortgage payable incurred in
        connection with purchase of premises                                        322,000                   --


    See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to Lakeland Bancorp, Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1997, for information regarding the Corporation's audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

Amounts previously reported by the Corporation in its consolidated statement of condition as of December 31, 1997 and in its Consolidated Statement of Income for the three months ended March 31, 1997 have been retroactively restated to include the accounts of Metropolitan State Bank ("Metropolitan") which, on February 20, 1998, merged into the Corporation. Each share of Metropolitan common stock outstanding was converted to 0.941 shares of Corporation common stock, resulting in the issuance of 669,867 shares.

The merger was accounted for as a pooling of interests.

Effective January 1, 1998, the Corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("Statement") No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of Statement No. 130 have been retroactively applied to previously reported periods. The application of Statement No. 130 had no effect on the Corporation's consolidated financial condition or operations.

2.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income pre common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

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

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     3. SECURITIES AVAILABLE FOR SALE
     --------------------------------

                                                                             December31, 1997
                                                 --------------------------------------------------------------------
                                                     Amortized            Gross Unrealized               Carrying
                                                                   ------------------------------
                                                       Cost              Gains          Losses             Value
                                                 ----------------  ----------------   -----------    ----------------
     U.S. Treasury                                 $ 30,425,405          $ 339,875        $ 352        $ 30,764,928
     U.S. Government agencies                        29,073,553            121,581       42,118          29,153,016
     Mortgage-backed securities                       5,524,062             34,772       17,623           5,541,211
     States and political subdivisions               30,061,743            216,562       10,887          30,267,418
     Other debt securities                            2,299,448              7,628          -             2,307,076
     Equity securities                                1,503,182          2,797,047          -             4,300,229
                                                   ------------       ------------    ---------      --------------
                                                   $ 98,887,393        $ 3,517,465     $ 70,980       $ l02,333,878
                                                   ============       ============    =========      ==============
                                                                           March 31, 1998
                                                --------------------------------------------------------------------
                                                  Amortized             Gross Unrealized                Carrying
                                                                    ----------------------------
                                                    Cost              Gains           Losses              Value
                                                ------------        ------------    ------------      --------------
     U.S. Treasury                               $28,909,539          $ 325,847       $ 2,587         $ 29,232,799
     U.S. Government agencies                     23,949,040            108,682        42,396           24,015,326
     Mortgage-backed securities                    4,243,327             24,327        12,923            4,254,731
     States and political subdivisions            28,997,528            193,115        98,993           29,091,650
     Other debt securities                         2,836,539              6,382        31,196            2,811,725
     Equity securities                             1,503,182          3,313,425            --            4,816,607
                                                ------------        -----------     ---------         ------------
                                                $ 90,439,155        $ 3,971,778     $ 188,095         $ 94,222,838
                                                ============        ===========     =========         ============

   The following is a summary of securities available for sale by maturity:

                                                      December 31, 1997                         March 31, 1998
                                             ------------------------------------      ----------------------------------
                                               Amortized              Carrying          Amortized             Carrying
                                                 Cost                   Value             Cost                  Value
                                             --------------         -------------      --------------        ------------
     Due in one year or less                   $26,707,693          $ 26,667,222         $19,173,850          $19,226,532
     Due after one year
      through five years                        54,628,030            55,144,815          52,412,196           52,889,667
     Due after five years
      through ten years                          8,748,426             8,915,401           6,276,408            6,272,197
     Due after ten years                         1,776,000             1,765,000           6,830,192            6,763,104
     Mortgage-backed securities                  5,524,062             5,541,211           4,243,327            4,254,731
     Equity securities                           1,503,182             4,300,229           1,503,182            4,816,607
                                              ------------         -------------        ------------         ------------
                                              $ 98,887,393         $ 102,333,878        $ 90,439,155         $ 94,222,838
                                              ============         =============        ============         ============

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     4. SECURITES HELD TO MATURITY

                                                                              December 31, 1997
                                                     -------------------------------------------------------------
                                                         Amortized         Gross      Unrealized      Estimated
                                                                       --------------------------
                                                             Cost           Gains         Losses      Fair Value
                                                     -------------     -----------     ----------    ------------
     U.S. Treasury                                    $34,488,508        $319,110        $ 8,865      $34,798,753
     U.S. Government agencies                          14,929,152          46,886         35,620       14,940,418
     Mortgage-backed securities                         2,399,608          32,602         34,669        2,397,541
     States and political subdivisions                  4,491,769          41,453            622        4,532,600
     Other debt securities                                700,099           2,625            100          702,624
                                                      -----------        --------       --------      -----------
                                                      $57,009,136        $442,676       $ 79,876      $57,371,936
                                                      ===========        ========       ========      ===========

                                                                           March 31,1998
                                                     -------------------------------------------------------------
                                                         Amortized         Gross      Unrealized      Estimated
                                                                       --------------------------
                                                             Cost           Gains         Losses      Fair Value
                                                     -------------     -----------     ----------    ------------
     U.S. Treasury                                    $35,320,870        $300,461       $ 25,803      $35,595,528
     U.S. Government agencies                          12,857,795          39,087         48,277       12,848,605
     Mortgage-backed securities                         2,229,847          22,891         44,205        2,208,533
     States and political subdivisions                  4,485,588          39,747            525        4,524,810
     Other debt securities                              1,529,774           6,099          9,657        1,526,216
                                                     ------------       ---------      ---------     ------------
                                                     $ 56,423,874       $ 408,285      $ 128,467     $ 56,703,692
                                                     ============       =========      =========     ============

   The following is a summary of securities held to maturity by maturity:

                                                         December 31, 1997                    March 31, 1998
                                            ------------------------------------      ------------------------------
                                                Carrying             Estimated          Carrying         Estimated
                                                 Value               Fair Value           Value         Fair Value
                                            ----------------       -------------      --------------   --------------
     Due in one year or less                  $ 13,560,951         $ 13,619,205        $ 10,423,327     $ 10,455,268
     Due after one year
      through five years                        38,530,951           38,838,403          41,568,855       41,836,549
     Due after five years
      through ten years                          2,317,626            2,314,162           1,901,844        1,895,466
     Due after ten years                           200,000              202,625             300,001          307,876
     Mortgage-backed securities                  2,399,608            2,397,541           2,229,847        2,208,533
                                              ------------         ------------        ------------     ------------
                                              $ 57,009,136         $ 57,371,936        $ 56,423,874     $ 56,703,692
                                              ============         ============        ============     ============

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

5. LOANS
--------

                                       December 31,          March 31,
                                          1997                 1998
                                      ---------------      ---------------
Loans                                  $ 291,359,074        $ 291,371,730
Less:  Unearned income                      (213,267)            (238,341)
       Allowance for loan losses          (4,142,340)          (3,973,717)
                                       -------------        -------------
                                       $ 287,003,467        $ 287,159,672
                                       =============        =============

A summary of the activity in the allowance for loan losses is as follows:

                                                         Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                           1997            1998
                                                    -------------   ------------
Balance - beginning                                 $ 3,585,238     $ 4,142,340
Provisions charged to operations                        115,559          48,882
Loans charged off                                       (67,733)       (446,792)
Recoveries of loans previously charged off               24,873         229,287
                                                    -----------     -----------
Balance - ending                                    $ 3,657,937     $ 3,973,717
                                                    -----------     -----------

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                December 31,         March 31,
                                                     1997              1998
                                                ------------       -----------
Recorded investment in impaired loans:
  With recorded allowances                       $1,737,688        $1,680,508
  Without recorded allowances                       704,287           772,749
                                                 ----------        ----------
      Total impaired loans                        2,441,975         2,453,257
  Related allowance for loan losses                 864,800           654,860
                                                 ----------        ----------
      Net impaired loans                         $1,577,175        $1,798,397
                                                 ==========        ==========

The average recorded investment in impaired loans and the interest income recognized on such loans were as follows:

                                                         Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                        1997            1998
                                                    -------------   ------------
Average recorded investment                         $ 3,388,188     $ 2,447,616
Interest income recognized                               25,719          22,337

                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                    OVERVIEW
                                    --------

During the first quarter of 1998, Lakeland Bancorp, Inc. (the "Company") consummated its acquisition of Metropolitan State Bank ("MSB"). The transaction was accounted for as a pooling of interests. As a result, the Company's financial statements have been retroactively adjusted to combine the Company's accounts and MSB's accounts for all prior periods. See Notes to Consolidated Financial Statements.


                              THREE MONTH SUMMARY

     The first three months of 1998 resulted in slightly decreased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1997. Net income decreased $37,081, or 2.64%, to $1,365,445 for the first three months of 1998 from $1,402,526 for the same period in 1997. Net income per share decreased $.01 or 3.3% to $.32. Increases of $517,834 in net interest income and $33,447 in other income, and decreases of $66,677 in the provision for loan losses and $17,567 in income tax expense, were more than offset by an increase of $672,606 in other expenses.

     The Company's annualized return on average assets and average stockholders' equity for the first three months of 1998 were 1.09% and 11.07%, respectively, compared to 1.21% and 12.72%, respectively, for the same period in 1997.



                             RESULTS OF OPERATIONS

     Total interest income increased $547,019, or 6.79% to $8,607,784 for the three months ended March 31, 1998, when compared to $8,060,765 for the same period in 1997. The overall increase in this category was a result of increases of $462,731 or 8.05% in interest earned on the loan portfolio and $127,793 or 6.15% in interest earned on the securities portfolio, which were partially offset by a decrease of $43,505 or 18.82% in interest earned on federal funds sold.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $23.6 million, which was partially offset by a 6 basis point decrease in yield. Loan volume increases were reflected in commercial loans, which increased on average by 9.4%; mortgage loans, which increased on average by 9.6%; and consumer loans, which increased on average by 7.0%. The increase in interest income on investment securities was attributable to an increase in average balances of $12.5 million, (reflecting a $3.8 million increase in the average volume of taxable securities and an $8.7 million increase in the average volume of non-taxable securities). which were partially offset by a 15 basis point decrease in yield. The decrease in interest income on federal funds sold was attributable to a $3.5 million decrease in average balances, which was partially offset by a 7 basis point increase in yield.

     Interest expense on deposits increased $33,329 or 1.06% to $3,190,229 for the first quarter of 1998 compared to $3,156,900 for the same period in 1997. This increase is primarily attributable to an increase of $17.2 million in average balances of interest bearing deposits (which partially funded the increases in loans and investment securities), which was partially offset by a 14 basis point decline in yield. Total interest expense increased $29,185 or
 .91%, reflecting the aforementioned deposit factors along with a $4,144 decrease on interest expense on borrowed money.

     Net interest income increased $517,834 or 10.65% to $5,380,588 for the first three months of 1998 from $4,862,754 for the same period in 1997, primarily as the result of increased balances of net earning assets. The annualized net interest margin (the average yield on interest earning assets, less the average cost of interest-bearing liabilities) increased from 3.81% to 3.89%. While the average yield on earning assets decreased 6 basis points from 7.57% to 7.51%, the average rate paid on interest-bearing liabilities decreased 14 basis points from 3.76% to 3.62%.

     The provision for loan losses decreased $66,677 or 57.70% to $48,882 for the three months ended March 31, 1998, as compared with $115,559 for the same prior year period. During the first quarter of 1998, the Company charged off loans of $447,000 and recovered $229,000 in previously charged off loans compared to $68,000 and $25,000, respectively, during the same period in 1997. The $447,000 in charged-off loans in 1998 is primarily the result of the charging off of five commercial loans, totalling $370,000, along with the charging off of twenty-six smaller balance loans, totalling $77,000. The allowance for loan losses at March 31, 1998, was 1.36% of total loans, compared to 1.42% at December 31, 1997, and 1.36% at March 31, 1997. The Company believes, based on management's ongoing review of loan quality, economic conditions, loss experience, and loan growth, that the allowance for loan losses is adequate. This statement represents a forward-looking statement. Actual results could differ materially from this statement based upon a number of conditions, including the financial viability of the Company's loan customers, the value of the Company's collateral, and general economic conditions.

     The following table sets forth for the three months ending March 31, 1998 and 1997, and for each of the years in the five years ended December 31, 1997, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:


                                                                 THREE  MONTHS  ENDED
                                         --------------------------------------------------------------------
                                             March 31,                  YEAR  ENDED  DECEMBER 31,
                                         ------------------            ----------------------------
                                           1998      1997      1997      1996      1995      1994      1993
                                         --------  --------  --------  --------  --------  --------  --------
                                                                (Dollars in Thousands)
Balance of allowance at beginning
   of period...........................   $4,142    $3,585    $3,585    $3,470    $3,547    $3,455    $2,803
                                          ------    ------    ------    ------    ------    ------    ------
Charge-offs:
   Commercial..........................      232        52       466       554       119       339        67
   Installment.........................       49        16       107       215       114       135       165
   Mortgage............................      166         0        26        80       394       138        65
                                          ------    ------    ------    ------    ------    ------    ------
      Total charge-offs................      447        68       599       849       627       612       297
                                          ------    ------    ------    ------    ------    ------    ------
Recoveries:
   Commercial..........................      211        10        20        25       128        69        13
   Installment.........................       19        15        77        31        65        66        66
   Mortgage............................       --        --        33        --        --        --        --
                                          ------    ------    ------    ------    ------    ------    ------
      Total recoveries.................      230        25       130        56       193       135        79
                                          ------    ------    ------    ------    ------    ------    ------
Net charge-offs........................      217        43       469       793       434       477       218
                                          ------    ------    ------    ------    ------    ------    ------
Provision for loan losses..............       49       116     1,026       908       357       569       872
                                          ------    ------    ------    ------    ------    ------    ------
Balance of allowance at end of period..   $3,974    $3,658    $4,142    $3,585    $3,470    $3,547    $3,455
                                          ======    ======    ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding...................      .07%      .02%      .17%      .32%      .19%      .23%      .13%
Balance of allowance at end of period
   as a percent of total loans.........     1.36%     1.36%     1.42%     1.33%     1.49%     1.68%     1.85%




     The Company has established criteria to identify loans which may be impaired. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment, while other larger-balance loans are independently evaluated.

     A loan evaluated for impairment is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant delay, which is defined as up to 90 days by the Company, will not cause a loan to be classified as impaired. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, if the loan is collateral dependent, the fair value of the related collateral. Loan allowances, based upon impaired loan evaluations, are included in the allowance for loan loss.

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

     As of March 31, 1998, based on the above criteria, the Company classified seven commercial loans, totalling $1,575,286, and five mortgage loans, totalling $877,971, as impaired. The impairment of these loans is measured using the present value of future cash flows for the six renegotiated loans and is based on the fair value of the underlying collateral for the remaining six loans. Based upon such evaluation of these impaired loans, $654,860 has been allocated to the allowance for loan losses. Additionally, the Company has twenty-four smaller balance commercial loans, totalling $1,427,331, on a non-accrual status. These loans are considered to be within a homogeneous group of smaller-balance commercial loans and, as such, are not specifically evaluated for impairment.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1997) as of March 31, 1998, and as of December 31 of each of the last five years:


                                  March 31,                      DECEMBER 31,
                                  ---------  -------------------------------------------
                                    1998      1997     1996     1995     1994     1993
                                  ---------  -------  -------  -------  -------  -------
                                                      (In Thousands)

Non-accrual loans...............     $2,950   $2,007   $1,845   $2,366   $2,658   $  793
Past due loans..................      1,965    1,400    2,200      679    1,039    3,075
Renegotiated loans..............        913    1,529    2,567    2,325    1,740    2,366
                                     ------   ------   ------   ------   ------   ------
   Total non-accrual, past due
      and renegotiated loans          5,828    4,936    6,612    5,370    5,437    6,234
Other real estate owned.........        648      648      177      951    1,302    1,196
                                     ------   ------   ------   ------   ------   ------
   Total........................     $6,476   $5,584   $6,789   $6,321   $6,739   $7,430
                                     ======   ======   ======   ======   ======   ======


     Included in the above schedule at March 31, 1998, are three non-accrual commercial loans, totalling $656,366, two non-accrual mortgage loans, totalling $482,054, two commercial loans past due over 90 days, totalling $814,753, and five renegotiated loans, totalling $500,084, which represents all loans categorized as impaired.

     At March 31, 1998, non-accrual loans totaled $2,950,000, an increase of $943,000 compared to December 31, 1997. This net change is primarily the result of the addition of ten commercial loans to this category. Of the total non-accrual loans at March 31, 1998, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At March 31, 1998, loans past due 90 days or more and still accruing totalled $1,965,000, an increase of $565,000 compared to December 31, 1997. This net change is primarily the result of the addition of one renegotiated commercial loan, totalling $585,000 to this category. At March 31, 1998, renegotiated loans totalled $913,000, a decrease of $616,000 compared to December 31, 1997. This net change is primarily the result of the previously noted renegotiated commercial loan becoming past due over 90 days.

     Other income increased $33,447 or 4.51% to $774,883 for the first three months of 1998 from $741,436 for the same period in 1997.

     Other expenses increased by $672,606 or 19.88% to $4,056,433 for the first three months of 1998 from $3,383,827 for the same period in 1997. Salaries and benefits increased by $182,194 or 9.46%. This was due to increased staffing levels, partially due to an additional branch office being opened, along with normal salary increases. Furniture and fixtures increased $83,640 or 28.36%. Occupancy expense increased $28,946 or 7.97%. Increases in both of these expense categories resulted from expansions in the Company's branch network and the addition of optical imaging equipment during 1997. Other expenses increased in the aggregate $377,826 or 47.18%. $316,000 of this increase represents acquisition expenses incurred by the Company with regard to the acquisition of MSB. Exclusive of this acquisition expense, other expenses increased approximately $62,000 or 7.74%. This increase is due to higher expenses incurred due to the increased size of the branch network and the Company's
banking business.   Income tax expense decreased $17,567 or 2.50% to $684,711
for the first three months of 1998 from $702,278 for the same period in 1997. The decrease in income tax expense was due primarily to lower pre-tax earnings.

                              FINANCIAL CONDITION

     The Company's total assets decreased $1.1 million or .22% from $507.7 million at December 31, 1997, to $506.6 million at March 31, 1998. An $8.2 million increase in cash and cash equivalents was offset by a $8.7 million decrease in the Company's securities portfolio.

     At March 31, 1998, the Company's securities portfolio of $150.6 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value. Unrealized gains and losses of $3,971,778 and $188,095, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at March 31, 1998, is to increase stockholders' equity by $2,260,000. Securities held to maturity continue to be carried at historical cost and, at March 31, 1998, contain unrealized gains and losses of $408,285 and $128,467, respectively. For the entire securities portfolio, net unrealized gains were at $4,063,501 at March 31, 1998, as compared with a $3,809,285 net unrealized gain at December 31, 1997.

     See notes 3 and 4 of the Notes to Consolidated Financial Statements.

     Total deposits decreased $1.7 million or .38% from December 31, 1997, to March 31, 1998. A $3.5 million increase in savings and interest-bearing demand deposits was more than offset by a $5.6 million decrease in time deposits. Time deposits at March 31, 1998, represented 31.06% of total deposits as compared to 32.17% at December 31, 1997.

     Stockholders' equity increased $1.3 million or 2.57% as net income of $1.4 million, $230,000 in proceeds of common stock sold via dividend reinvestments and a $193,000 increase in the equity component related to available for sale securities were partially offset by dividends paid to stockholders of $535,000.

     Cash and cash equivalents increased by $8.2 million during the three months ended March 31, 1998. Operating activities, principally the result of the Company net income and the decrease of other assets, provided $2.7 million in net cash. Investing activities provided $8.4 million in net cash, primarily reflecting the decrease in the Company's investment portfolio. Financing activities, on the other hand, utilized $2.9 million in net cash, reflecting a decrease in deposits and short-term borrowings and a payment of cash dividends, partially offset by proceeds from the sale of common stock.

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

     The following table reflects the Company's capital ratios as of March 31, 1998.



                                                  AMOUNT   RATIO
                                                  (In Thousands)
RISK-BASED CAPITAL RATIOS:
Actual Tier I Capital                             $47,656  16.68%
Tier I Capital minimum amount                      11,431   4.00%
                                                  -------  -----
Excess                                            $36,225  12.68%
                                                  =======  =====


Actual Combined Tier I and Tier II Capital        $49,177  17.21%
Combined Tier I and Tier II Capital minimum
   requirement                                     22,862   8.00%
                                                  -------  -----
Excess                                            $26,315   9.21%
                                                  =======  =====



LEVERAGE RATIO:
Actual Tier I Capital to average first quarter
   assets                                         $47,656   9.41%
Minimum leverage target*                              *       *
                                                  -------  -----
Excess                                            $   *       * %
                                                  =======  =====



* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of March 31, 1998.

                          PART II  OTHER  INFORMATION


Item 1    Legal Proceedings                         Not Applicable

Item 2    Change in Securities                      Not Applicable

Item 3    Defaults Upon Senior Securities           Not Applicable

Item 5    Other Information                         Not Applicable

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b) Current Reports on Form 8-K Filed During The Quarter Ended March 31, 1998: On February 26, 1998, the Company filed a Current Report on Form 8-K in connection with its acquisition of Metropolitan State Bank.

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

May 11, 1998
-------------
     Date