Form 10-Q
period 1998-06-30
LAKELAND BANCORP INC
filed 1998-08-10
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________.


Commission File Number   33-27312
                         --------

                            Lakeland Bancorp, Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         New Jersey                                        22-2953275
--------------------------------                    -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)


250 Oak Ridge Road, Oak Ridge, New Jersey                     07438-8906
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



                (973) 697-2000
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of June 30, 1998, 4,247,919 common shares, $2.50 par value, were outstanding.

                             LAKELAND BANCORP, INC.

                                     INDEX

                                                                                      Page
                                                                                      Number
                                                                                     ---------

Part I.                   Financial Information                                            1

          Item 1.         Financial Statements

                          Consolidated Statements of Condition as of
                          December 31, 1997 and June 30, 1998 (Unaudited)                  2

                          Consolidated Statements of Income for the Three and
                          Six Months Ended June 30, 1997 and 1998                          3
                          (Unaudited)

                          Consolidated Statements of Comprehensive
                          Income for the Three and Six Months Ended
                          June 30, 1997 and 1998 (Unaudited)                               4

                          Consolidated Statements of Cash Flows for the Six
                          Months Ended June 30, 1997 and 1998                          5 - 6
                          (Unaudited)

                          Notes to Consolidated Financial Statements                  7 - 10

          Item 2.         Management's` Discussion and Analysis of
                          Financial Condition and Results of Operations              11 - 19

Part II.                  Other Information

          Item 6.         Exhibits and Reports on Form 8-K                                20

          Signatures                                                                      21

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

     The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

                     LAKELAND BANCORP, INC.
                        AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION
                           (Unaudited)

                                                                 December 31,             June 30,
ASSETS                                                               1997                   1998
------                                                         ------------------    ---------------

Cash and due from banks                                        $   28,443,103          $  30,367,189
Federal funds sold                                                 12,725,000             13,375,000
                                                               ------------------    ---------------

         Cash and cash equivalents                                 41,168,103             43,742,189
Certificates of deposit                                               101,768                104,132
Securities available for sale, at estimated fair value            102,333,878            100,374,268
Securities held to maturity; estimated
 fair value of $57,372,000 in 1997 and $56,927,000 in 1998         57,009,136             56,573,545
Loans                                                             287,003,467            289,600,299
Premises and equipment                                             13,812,631             14,204,611
Accrued interest receivable                                         4,210,406              4,119,348
Other assets                                                        2,085,816              1,890,617
                                                               ------------------    ---------------

         Total assets                                           $ 507,725,205          $ 510,609,009
                                                               ==================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
-----------

Deposits:
    Non-interest-bearing demand                                 $  97,491,314          $ 101,384,313
    Savings and interest-bearing demand                           208,419,317            215,017,304
    Club accounts                                                   1,698,523              2,594,165
    Time                                                          122,252,678            113,608,374
    Time of $100,000 and over                                      23,608,695             19,881,997
                                                               ------------------    ---------------

        Total deposits                                            453,470,527            452,486,153

Borrowed money                                                      3,535,792              5,596,011
Other liabilities                                                   2,056,637              1,805,992
                                                               ------------------    ---------------
     Total liabilities                                            459,062,956            459,888,156
                                                               ------------------    ---------------
Commitments

Stockholders' Equity
--------------------

Common stock (par value $2.50 per share)
    Authorized shares 7,403,359; issued and outstanding
    shares 4,239,861 in 1997 and 4,247,919 in 1998                 10,599,653             10,619,798
Surplus                                                            29,147,426             29,356,934
Undivided profits                                                   6,849,079              8,558,998
Unrealized gain on securities available for sale, net               2,066,091              2,185,123
                                                               -------------------------------------

    Total stockholders' equity                                     48,662,249             50,720,853
                                                               -------------------------------------

    Total liabilities and stockholders' equity                  $ 507,775,205          $ 510,609,009
                                                               =====================================



See accompanying notes to consolidated financial statements.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                  ----------------------------- ----------------------------
                                                       1997           1998           1997           1998
                                                  -------------  -------------- -------------- -------------

INTEREST INCOME:
    Loans and fees                                $ 5,730,980    $ 6,186,828    $ 11,482,546   $  12,401,125
    Federal funds sold                                255,409        231,322         486,623         419,031
    Securities:
        U.S. Treasury                               1,060,022      1,017,925       2,044,947       2,011,283
        U.S. Government agencies                      761,590        682,813       1,477,242       1,450,413
        States and political subdivisions             299,420        396,278         570,462         760,473
        Other                                          97,318         83,216         203,684         163,841
                                                  -----------    -----------    ------------   -------------
           Total interest income                    8,204,739      8,598,382      16,265,504      17,206,166
                                                  -----------    -----------    ------------   -------------

INTEREST EXPENSE:
    Deposits                                        3,144,696      3,100,661       6,301,596       6,290,890
    Borrowed money                                     27,162         42,418          68,273          79,385
                                                  -----------    -----------    ------------   -------------

           Total interest expense                   3,171,858      3,143,079       6,369,869       6,370,275
                                                  -----------    -----------    ------------   -------------

           Net interest income                      5,032,881      5,455,303       9,895,635      10,835,891

PROVISION FOR LOAN LOSSES                              77,652         52,928         193,211         101,810
                                                  -----------    -----------    ------------   -------------
           Net interest income after provision
           for loan losses                          4,955,229      5,402,375       9,702,424      10,734,081
                                                  -----------    -----------    ------------   -------------

OTHER INCOME:
    Service charges on deposit accounts               597,172        596,035       1,198,867       1,183,899
    Gain on disposition of securities                   5,717         12,960          13,965          66,502
    Other income                                      125,202        108,083         256,695         241,560
                                                  -----------    -----------    ------------   -------------

           Total other income                         728,091        717,078       1,469,527       1,491,961
                                                  -----------    -----------    ------------   -------------

OTHER EXPENSES:
    Salaries and benefits                           1,963,524      2,096,799       3,888,480       4,203,949
    Occupancy expense, net                            367,332        384,676         730,515         776,805
    Furniture and equipment                           310,287        375,243         605,224         753,820
    Other                                             842,981        972,936       1,643,732       2,151,513
                                                  -----------    -----------    ------------   -------------

           Total other expenses                     3,484,124      3,829,654       6,867,951       7,886,087
                                                  -----------    -----------    ------------   -------------

INCOME BEFORE INCOME TAXES                          2,199,196      2,289,799       4,304,000       4,339,955
INCOME TAXES                                          712,518        772,638       1,414,796       1,457,349
                                                  -----------    -----------    ------------   -------------

NET INCOME                                        $ 1,486,678    $ 1,517,161    $  2,889.204   $   2,882,606
                                                  ===========    ===========    ============   =============

Net income per common share:
    Basic                                         $      0.35    $      0.36    $       0.69   $        0.68
    Diluted                                              0.35           0.36            0.69            0 68
                                                  ===========    ===========    ============   =============
Weighted average number of shares outstanding:
    Basic                                           4,194 961      4,247,919       4,190,981       4,245,994
    Diluted                                         4,215,456      4,247,919       4,211,338       4,245,994
                                                  ===========    ===========    ============   =============

See accompanying notes to consolidated financial statements.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (Unaudited)


                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                         -------------------------------  ------------------------------
                                                              1997             1998             1997           1998
                                                         --------------   --------------  ---------------  --------------

Net income                                               $  1,486,678     $  1,517,161    $  2,889,204     $  2,882,606
                                                         ------------     ------------    ------------     ------------
Other comprehensive income, net of income taxes:
    Unrecognized holding gains (losses) on securities
    available for sale, net of income taxes (benefit)
    of $40,440, $(42,488), $105,000 and $119,502,                                                               162,923
    respectively                                               77,810          (65,828)        154,184
    Less: Gains on dispositions of securities
    available for sale, net of income taxes
    of $l,894, $4,407, $4,698 and $22,611,
    respectively                                               (3,823)          (8,553)         (9,267)         (43,891)
                                                         ------------     ------------    ------------     ------------

Total other comprehensive income                               73,987          (74.381)        144,917          119,032
                                                         ------------     ------------    ------------     ------------

Comprehensive income                                     $  1,560,665     $  1,442,780    $  3,034,121     $  3,001,638
                                                         ============     ============    ============     ============


See accompanying notes to consolidated financial statements.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                        Six Months Ended
                                                                            June 30,
                                                              ----------------------------------
                                                                   1997               1998
                                                              --------------    ----------------
Cash flows from operating activities
  Net income                                                  $  2,889,204        $  2,882,606
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Net amortization and accretion                                 608,244             392,308
    Depreciation and amortization of premises and equipment        461,012             530,865
    Provision for loan losses                                      193,211             101,810
    Gain on sales and calls of securities available for sale       (13,965)            (66,502)
    Gain on sale of student loans                                  (10,604)                -
    (Increase) decrease in accrued interest receivable            (220,037)             91,058
    (Increase) decrease in other assets                            (98,546)             38,639
    Decrease in other liabilities                               (1,531,496)           (250,645)
                                                              ------------        ------------

            Net cash provided by operating activities           (2,277,023)          3,720,139
                                                              ------------        ------------

Cash flows from investing activities
  Net change in certificates of deposit                              -                  (2,364)
  Proceeds from maturities of and
   repayments on securities available for sale                  17,395,120          21,454,566
  Proceeds from sales of securities available for sale           4,108,000          10,636,000
  Proceeds from calls of securities available for sale           3,499,196           2,000,000
  Purchases of securities available for sale                   (37,580,697)        (32,085,716)
  Proceeds from maturities of and
   repayments on securities held to maturity                     7,390,511          10,125,000
  Purchases of securities held to maturity                      (7,989,020)         (9,826,234)
  Net increase in loans receivable                              (7,263,785)         (2,959,037)
  Loan recoveries                                                   31,750             242,097
  Proceeds from sale of student loans                            2,309,124
  Additions to premises and equipment                           (1,540,026)           (922,845)
  Net (increase) decrease in real estate owned                    (277,000)             59,669
                                                              ------------        ------------

            Net cash (used in) investing activities            (19,916,827)         (1,278,864)
                                                              ------------        ------------
Cash flows from financing activities
  Net increase (decrease) in deposits                           29,463,476            (984,374)
  Net (decrease) increase in short-term borrowings                (150,000)          2,060,219
  Proceeds from sale of common stock                               378,212             229,653
  Cash dividends paid on common stock                             (979 933)         (1,172,687)
                                                              ------------        ------------

            Net cash provided by financing activities           28,711,755             132,811
                                                              ------------        ------------

Net increase in cash and cash equivalents                       11,071,951           2,574,086
Cash and cash equivalents - beginning                           33,450,240          41,168,103
                                                              ------------        ------------

Cash and cash equivalents - ending                            $ 44,552,191        $ 43,742,189
                                                              ============        ============


See accompanying notes to consolidated financial statements

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                    1997           1998
                                                                ------------   -----------
Supplemental disclosures of cash flow information:
Cash paid during the three month period for:
   Income taxes                                                 $ 1,284,782    $ 1,429,883
   Interest                                                       6,181,836      6,276,818

Supplemental schedule of noncash investing and financing
activities:
 Unrealized gain on securities available
 for sale, net of deferred income taxes                             144,917        119,032
 Charge off of loans receivable to allowance for loan losses        207,008        776,629
 Mortgage payable incurred in
 connection with purchase of premises                               322,000            -



See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to Lakeland Bancorp, Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1997, for information regarding the Corporation's audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

Amounts previously reported by the Corporation in its consolidated statement of condition as of December 31, 1997 and in its Consolidated Statement of Income for the three and six months ended June 30, 1997 have been retroactively restated to include the accounts of Metropolitan State Bank ("Metropolitan") which, on February 20, 1998, merged into the Corporation. Each share of Metropolitan common stock outstanding was converted to 0.941 shares of Corporation common stock, resulting in the issuance of 669,867 shares. The merger was accounted for as a pooling of interests.

Effective January 1, 1998, the Corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("Statement") No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations.
Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of Statement No. 130 have been retroactively applied to previously reported periods. The application of Statement No. 130 had no material effect on the Corporation's consolidated financial condition or operations.



2.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

On August 27, 1997, the Corporation's Board of Directors authorized a 5% stock dividend, which was distributed on October 15, 1997. Per share amounts have been retroactively restated to give effect to this stock dividend.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES AVAILABLE FOR SALE
--------------------------------

                                                        December 31, 1997
                                   -----------------------------------------------------------
                                     Amortized           Gross Unrealized           Carrying
                                                        -------------------
                                       Cost           Gains          Losses          Value
                                   ------------   -------------   ------------    -------------
U.S. Treasury                      $ 30,425,405   $     339,875   $        352    $  30,764,928
U.S. Government agencies             29,073,553         121,581         42,118       29,153,016
Mortgage-backed securities            5,524,062          34,772         17,623        5,541,211
States and political subdivisions    30,061,743         216,562         10,887       30,267,418
Other debt securities                 2,299,448           7,628          -            2,307,076
Equity securities                     1,503,182       2,797,047          -            4,300,229
                                   ------------   -------------   ------------    -------------
                                   $ 98,887,393   $   3,517,465   $     70,980    $ 102,333,878
                                   ============   =============   ============    =============


                                                           June 30, 1998
                                   -----------------------------------------------------------
                                     Amortized           Gross Unrealized            Carrying
                                                       -------------------
                                       Cost           Gains          Losses           Value
                                   ------------   -------------   ------------    ------------
U.S. Treasury                      $ 30,434,503   $     347,712   $        922    $  30,781,293
U.S. Government agencies             26,150,385         148,664         26,971       26,272,078
Mortgage-backed securities            4,006,017          34,384         26,718        4,013,683
States and political subdivisions    31,768,185         172,082        147,426       31,792,841
Other debt securities                 2,849,588           4,343         27,071        2,826,860
Equity securities                     1,503,182       3,184,331            -          4,687,513
                                   ------------   -------------   ------------    -------------
                                   $ 96,711,860   $   3,891,516   $    229,108    $ 100,374,268
                                   ============   =============   ============    =============

The following is a summary of securities available for sale by maturity:


                                          December 31, 1997              June 30, 1998
                                   ------------------------------------------------------------
                                     Amortized      Carrying        Amortized       Carrying
                                       Cost           Value            Cost           Value
                                   ------------   -------------   ------------    -------------
Due in one year or less            $ 26,707,693   $  26,667,222   $ 19,098,885    $  19,162,715
Due after one year
 through five years                  54,628,030      55,144,815     54,512,881       55,021,433
Due after five years
 through ten years                    8,748,426       8,915,401     11,586,003       11,551,265
Due after ten years                   1,776,000       1,765,000      6,004,892        5,937,659
Mortgage-backed securities            5,524,062       5,541,211      4,006,017        4,013,683
Equity securities                     1,503,182       4,300,229      1,503,182        4,687.513
                                   ------------   -------------   ------------    -------------
                                   $ 98,887,393   $ 102,333,878   $ 96,711,860    $ 100,374,268
                                   ============   =============   ============    =============


                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


4. SECURITIES HELD TO MATURITY
------------------------------


                                                        December 31, 1997
                                      -----------------------------------------------------
                                         Amortized       Gross Unrealized       Estimated
                                                        ------------------
                                           Cost         Gains       Losses      Fair Value
                                      -------------  -----------  ----------  -------------
U.S. Treasury                         $ 34,488,508    $ 319,110    $  8,865    $ 34,798,753
U.S. Government agencies                14,929,152       46,886      35,620      14,940,418
Mortgage-backed securities               2,399,608       32,602      34,669       2,397,541
States and political subdivisions        4,491,769       41,453         622       4,532,600
Other debt securities                      700,099        2,625         100         702,624
                                      -------------  -----------  ----------  -------------

                                      $ 57,009,136    $ 442,676    $ 79,876    $ 57,371,936
                                      =============  ===========  =========================



                                                         June 30, 1998
                                      -----------------------------------------------------
                                         Amortized       Gross Unrealized       Estimated
                                                        ------------------
                                           Cost         Gains       Losses      Fair Value
                                      -------------  -----------  ----------  -------------

U.S. Treasury                         $ 35,282,886    $ 322,030    $ 12,367    $ 35,592,549
U.S. Government agencies                12,351,557       52,454      42,444      12,361,567
Mortgage-backed securities               2,208,172       28,627      16,009       2,220,790
States and political subdivisions        4,683,853       33,514       1,427       4,715,940
Other debt securities                    2,047,077        2,879      14,051       2,035,905
                                      -------------  -----------  ----------  -------------

                                      $ 56,573,545    $ 439,504    $ 86,298    $ 56,926,751
                                      =============  ===========  ==========  =============

The following is a summary of securities held to maturity by maturity:


                                            December 31, 1997               June 30, 1998
                                      -----------------------------  ------------------------------
                                        Carrying       Estimated       Carrying          Estimated
                                         Value         Fair Value        Value           Fair Value
                                      -------------  --------------  --------------  --------------
Due in one year or less               $ 13,560,951    $ 13,619,205    $ 11,091,663     $ 11,129,350
Due after one year
 through five years                     38,530,951      38,838,403      41,415,725       41,728,664
Due after five years
 through ten years                       2,317,626       2,314,162       1,557,985        1,537,966
Due after ten years                        200,000         202,625         300,000          309,981
Mortgage-backed securities               2,399,608       2,397,541       2,208,172        2,220,790
                                      -------------  --------------  --------------  --------------

                                      $ 57,009,136    $ 57,371,936    $ 56,573,545     $ 56,926,751
                                      =============  ==============  ==============  ==============

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

5. LOANS
--------

                                           December 31,          June 30,
                                               1997                1998
                                           -------------      -------------

Loans                                      $ 291,359,074      $ 293,525,413
Less:  Unearned income                          (213,267)          (215,496)
       Allowance for loan losses              (4,142,340)        (3,709,618)
                                           -------------      -------------
                                           $ 287,003,467      $ 289,600,299
                                           =============      =============


A summary of the activity in the allowance for loan losses is as follows:

                                                    Six Months Ended
                                                         June 30,
                                           --------------------------------
                                               1997               1998
                                           -------------      -------------


    Balance - beginning                    $   3,585,238      $   4,142,340
    Provisions charged to operations             193,211            101,810
    Loans charged off                           (207,008)          (776,629)
    Recoveries of loans previously
     charged off                                  31,750            242,097
                                           -------------      -------------
    Balance - ending                       $   3,603,191      $   3,709,618
                                           =============      =============


Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:



                                           December 31,          June 30,
                                               1997                1998
                                           -------------      -------------

    Recorded investment in impaired loans:
        With recorded allowances           $   1,737,688      $   1,677,374
        Without recorded allowances              704,287            767,141
                                           -------------      -------------
            Total impaired loans               2,441,975          2,444,515

    Related allowance for loan losses            864,800            654,669
                                           -------------      -------------
            Net impaired loans             $   1,577,175      $   1,789,846
                                           =============      =============


The average recorded investment in impaired loans and the interest income recognized on such loans follows:


                                                    Six Months Ended
                                                        June 30,
                                           --------------------------------
                                                1997               1998
                                           -------------      -------------

    Average recorded investment            $   3,198,272      $   2,448,251
    Interest income recognized                    51,535             53,761

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


                              THREE MONTH SUMMARY

     The second quarter of 1998 resulted in slightly increased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1997. Net income increased $30,483 or 2.05%, to $1,517,161 for the second three months of 1998 from $1,486,678 for the same period in 1997. Net income per share increased $.01 or 2.9% to $.36. An increase of $422,422 in net interest income and a decrease of $24,724 in the provision for loan losses more than offset increases of $345,530 in other expenses and $60,120 in income tax expense, and a decrease of $11,013 in other income.

     The Company's annualized return on average assets and average stockholders' equity for the second three months of 1998 were 1.19% and 12.02%, respectively, compared to 1.24% and 13.13%, respectively, for the same period in 1997.



                             RESULTS OF OPERATIONS

     Total interest income increased $393,643, or 4.80% to $8,598,382 for the three months ended June 30, 1998, when compared to $8,204,739 for the same period in 1997. The overall increase in this category was a result of an increase of $455,848 or 7.95% in interest earned on the loan portfolio, which was partially offset by decreases of $24,087 or 9.43% in interest earned on federal funds sold and $38,118 or 1.72% in interest earned on the securities portfolio.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $21.2 million. The decrease in interest income on investment securities was attributable to a 33 basis point decrease in yield, which more than offset an increase in average balances of $4.1 million,

(reflecting a $5.3 million decrease in the average volume of taxable securities, which was more than offset by a $9.4 million increase in the average volume of non-taxable securities). This decrease in yield was due to the increased average volume of non-taxable securities, which carry a lower pre-tax yield.
The decrease in interest income on federal funds sold was attributable to a $1.7 million decrease in average balances.

     Interest expense on deposits decreased $44,035 or 1.40% to $3,100,661 for the second quarter of 1998 compared to $3,144,696 for the same period in 1997. This decrease was primarily attributable to a 12 basis point decline in yield, which offset an increase of $7.6 million in average balances of interest bearing deposits (which partially funded the increases in loans and investment securities). Total interest expense decreased $28,779 or .91%, reflecting the aforementioned deposit factors along with a $15,256 increase in interest expense on borrowed money.

     Net interest income increased $422,422 or 8.39% to $5,455,303 for the second three months of 1998 from $5,032,881 for the same period in 1997, primarily as the result of increased balances of net earning assets. The annualized net interest margin (the average yield on interest earning assets, less the average cost of interest-bearing liabilities) increased from 3.82% to 3.87%. While the average yield on earning assets decreased 7 basis points from 7.46% to 7.39%, the average rate paid on interest-bearing liabilities decreased 12 basis points from 3.64% to 3.52%.

     The provision for loan losses decreased $24,724 or 31.84% to $52,928 for the three months ended June 30, 1998, as compared with $77,652 for the same prior year period. During the second quarter of 1998, the Company charged off loans of $330,000 and recovered $13,000 in previously charged off loans compared to $139,000 and $7,000, respectively, during the same period in 1997. The $330,000 in charged-off loans in 1998 is primarily the result of the charging off of three commercial loans, totalling $284,000, along with the charging off of eight smaller balance loans, totalling $46,000. The allowance for loan losses at June 30, 1998, was 1.26% of total loans, compared to 1.42% at December 31, 1997, and 1.32% at June 30, 1997. The Company believes, based on management's ongoing review of loan quality, economic conditions, loss experience, and loan growth, that the allowance for loan losses is adequate. This statement represents a forward-looking statement. Actual results could differ materially from this statement based upon a number of conditions, including the financial viability of the Company's loan customers, the value of the Company's collateral, and general economic conditions.

     The following table sets forth for the six months ending June 30, 1998 and 1997, and for each of the years in the five years ended December 31, 1997, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:


                                                                  SIX  MONTHS  ENDED
                                         --------------------------------------------------------------------
                                              JUNE 30,                  YEAR  ENDED  DECEMBER 31,
                                         ------------------  ------------------------------------------------
                                           1998      1997      1997      1996      1995      1994      1993
                                         --------  --------  --------  --------  --------  --------  --------
                                                                (Dollars in Thousands)
Balance of allowance at beginning
   of period...........................   $4,142    $3,585    $3,585    $3,470    $3,547    $3,455    $2,803
                                          ------    ------    ------    ------    ------    ------    ------
Charge-offs:
   Commercial..........................      489       175       466       554       119       339        67
   Installment.........................       69        32       107       215       114       135       165
   Mortgage............................      219         0        26        80       394       138        65
                                          ------    ------    ------    ------    ------    ------    ------
      Total charge-offs................      777       207       599       849       627       612       297
                                          ------    ------    ------    ------    ------    ------    ------
Recoveries:
   Commercial..........................      215        11        20        25       128        69        13
   Installment.........................       28        21        77        31        65        66        66
   Mortgage............................       --        --        33        --        --        --        --
                                          ------    ------    ------    ------    ------    ------    ------
      Total recoveries.................      243        32       130        56       193       135        79
                                          ------    ------    ------    ------    ------    ------    ------
Net charge-offs........................      534       175       469       793       434       477       218
                                          ------    ------    ------    ------    ------    ------    ------
Provision for loan losses..............      102       193     1,026       908       357       569       872
                                          ------    ------    ------    ------    ------    ------    ------
Balance of allowance at end of period..   $3,710    $3,603    $4,142    $3,585    $3,470    $3,547    $3,455
                                          ======    ======    ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding (annualized)......      .37%      .13%      .17%      .32%      .19%      .23%      .13%
Balance of allowance at end of period
   as a percent of total loans.........     1.26%     1.32%     1.42%     1.33%     1.49%     1.68%     1.85%




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

     As of June 30, 1998, based on the above criteria, the Company classified seven commercial loans, totalling $1,567,718, and five mortgage loans, totalling $876,797, as impaired. The impairment of these loans is measured using the present value of future cash flows for six renegotiated loans and is based on the fair value of the underlying collateral for the remaining six loans. Based upon such evaluation of these impaired loans, $654,669 has been allocated to the allowance for loan losses. Additionally, the Company has sixteen smaller balance commercial loans, totalling $703,542, on a non-accrual status. These loans are considered to be within a homogeneous group of smaller-balance commercial loans and, as such, are not specifically evaluated for impairment.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1997) as of June 30, 1998, and as of December 31 of each of the last five years:


                                  JUNE 30,                 DECEMBER 31,
                                  --------  -------------------------------------------
                                    1998     1997     1996     1995     1994     1993
                                  --------  -------  -------  -------  -------  -------
                                                     (In Thousands)

Non-accrual loans...............    $2,677   $2,007   $1,845   $2,366   $2,658   $  793
Past due loans..................     1,575    1,400    2,200      679    1,039    3,075
Renegotiated loans..............     1,488    1,529    2,567    2,325    1,740    2,366
                                    ------   ------   ------   ------   ------   ------
   Total non-accrual, past due
      and renegotiated loans         5,740    4,936    6,612    5,370    5,437    6,234
Other real estate owned.........       589      648      177      951    1,302    1,196
                                    ------   ------   ------   ------   ------   ------
   Total........................    $6,329   $5,584   $6,789   $6,321   $6,739   $7,430
                                    ======   ======   ======   ======   ======   ======


     Included in the above schedule at June 30, 1998, are three non-accrual commercial loans, totalling $652,666, two non-accrual mortgage loans, totalling $484,695, one commercial loans past due over 90 days, totalling $230,000, and six renegotiated loans, totalling $1,077,154, which represents all loans categorized as impaired.

     At June 30, 1998, non-accrual loans totaled $2,677,000, a decrease of $273,000 compared to March 31, 1998. This net change is primarily the result of the removal of one commercial loan and one mortgage loan from this category. Of the total non-accrual loans at June 30, 1998, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At June 30, 1998, loans past due 90 days or more and still accruing totalled $1,575,000, a decrease of $390,000 compared to March 31, 1998. This net change is primarily the result of one renogotiated commercial loan, totalling $585,000, which was previously 90 days past due brought current, along with two commercial loans, totalling $217,000, being added to this category. At June 30, 1998, renegotiated loans totalled $1,488,000, an increase of $575,000 compared to March 31, 1998. This net change is primarily the result of the previously noted commercial loan, totalling $585,000, which is a delinquent renegotiated loan brought current.

     Other income decreased $11,013 or 1.51% to $717,078 for the second three months of 1998 from $728,091 for the same period in 1997.

     Other expenses increased by $345,530 or 9.92% to $3,829,654 for the second three months of 1998 from $3,484,124 for the same period in 1997. Salaries and benefits increased by $133,275 or 6.79%. This was due to increased staffing levels, partially due to additional branch offices being opened, along with normal salary increases. Furniture and fixtures expense increased $64,956 or 20.93%. Occupancy expense increased $17,344 or 4.72%. Increases in both of these expense categories resulted from expansions in the Company's branch network and the addition of optical imaging equipment during 1997. Other expenses increased in the aggregate $129,955 or 15.42%. This increase is due to the increased size of the branch network and the Company's banking business.

     Income tax expense increased $60,120 or 8.44% to $772,638 for the second three months of 1998 from $712,518 for the same period in 1997. The increase in income tax expense was due primarily to higher pre-tax earnings.

                                PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                               SIX MONTH SUMMARY

     The first six months of 1998 resulted in slightly decreased earnings for the Company, when compared to the same period in 1997. Net income decreased $6,598 or .23%, to $2,882,606 for the first six months of 1998 from $2,889,204 for the same period in 1997. Net income per share decreased $.01 or 1.4% to $.68. Increases of $940,256 in net interest income and $22,434 in other income and a decrease of $91,401 in the provision for loan losses were offset by increases of $1,018,136 in other expenses and $42,553 in income tax expense.

     The Company's annualized return on average assets and average stockholders' equity for the first six months of 1998 were 1.14% and 11.57%, respectively, compared to 1.24% and 12.93%, respectively, for the same period in 1997.



                             RESULTS OF OPERATIONS

     Total interest income increased $940,662 or 5.78% to $17,206,166 for the six months ended June 30, 1998, when compared to $16,265,504 for the same period in 1997. The overall increase in this category was a result of increases of $918,579 or 8.00% in interest earned on the loan portfolio and $89,675 or 2.09% in interest earned on the securities portfolio, which offset a decrease of $67,592 or 13.89% in interest earned on federal funds sold.

     The increase in interest income on loans was attributable to an increase in average balances of $22.4 million. The decrease in interest income on federal funds sold was attributable to a decrease in average balances of $2.6 million, which offset a 3 basis point increase in yield. The increase in interest income on securities was attributable to a $8.3 million increase in average balances which more than offset a 20 basis points decrease in yield.

     Interest expense on deposits decreased $10,706 or .17% to $6,290,890 for the first six months of 1998 compared to $6,301,596 for the same period in 1997. This decrease is attributable to a 13 basis point decrease in yield, offset in part by an increase of $12.3 million in average balances. Total interest expense remained virtually the same at $6,370,275, reflecting the aforementioned deposit factors along with a $11,112 increase in interest expense incurred in the first six months of 1998 on borrowed money.

     Net interest income increased $940,256 or 9.50% to $10,835,891 for the first six months of 1998 from $9,895,635 for the same period in 1997, primarily as the result of increased balances of average net earning assets, along with an 8 basis point increase in net interest margin. The annualized net interest margin increased from 3.80% to 3.88%. While the average yield on earning assets decreased 5 basis points from 7.50% to 7.45%, the average rate paid on interest-bearing liabilities decreased 13 basis points from 3.70% to 3.57%.

     Other income increased $22,434 or 1.53% to $1,491,961 for the first six months of 1998 from $1,469,527 for the same period in 1997. This was primarily the result of increased gains on securities of $52,537 which more than offset decreases of $14,968 or 1.25% on service charges on deposit accounts and $15,135 or 5.90% on other income.

     Other expenses increased by $1,018,136 or 14.82% to $7,886,087 for the first six months of 1998 from $6,867,951 for the same period in 1997. Salaries and benefits increased by $315,469 or 8.11%. This was due to increased staffing levels, partially due to additional branch offices being opened, along with normal salary increases. Furniture and fixtures expense increased $148,596 or 24.55%. Occupancy expense increased $46,290 or 6.34%. Increases in both of these expense categories resulted from expansions in the Company's branch network and the addition of optical imaging equipment during 1997. Other expenses increased in the aggregate of $507,781 or 30.89%. $343,000 of this increase represents acquisition expenses incurred by the Company with regard to the acquisition of MSB. Exclusive of this acquisition expense, other expenses increased approximately $165,000 or 10.02%. This increase is due to higher expenses incurred due to the increased size of the branch network and the Company's banking business.

     Income tax expense increased $42,553 or 3.01% to $1,457,349 for the first six months of 1998 from $1,414,796 for the same period in 1997. The increase in income tax expense was due primarily to higher pre-tax earnings.

                              FINANCIAL CONDITION

     The Company's total assets increased $2.9 million or .57% from $507.7 million at December 31, 1997, to $510.6 million at June 30, 1998.
A $2.6 million increase in cash and cash equivalents and a $2.6 million increase in loans were partially offset by a $2.4 million decrease in the Company's securities portfolios.

     At June 30, 1998, the Company's securities portfolio of $156.9 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value. Unrealized gains and losses of $3,891,516 and $229,108, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at June 30, 1998, is to increase stockholders' equity by $2,185,123. Securities held to maturity continue to be carried at historical cost and, at June 30, 1998, contain unrealized gains and losses of $439,504 and $86,298, respectively. For the entire securities portfolio, net unrealized gains were at $4,015,614 at June 30, 1998, as compared with a $3,809,285 net unrealized gain at December 31, 1997.

     See notes 3 and 4 of the Notes to Consolidated Financial Statements.

     Total deposits decreased $984,000 or .22% from December 31, 1997, to June 30, 1998. A $6.6 million increase in savings and interest-bearing demand deposits and a $3.9 million increase in non-interest-bearing demand deposits were more than offset by a $12.4 million decrease in time deposits. Time deposits at June 30, 1998, represented 29.50% of total deposits as compared to 32.17% at December 31, 1997.

     Stockholders' equity increased $2.1 million or 4.23% as net income of $2.9 million, $230,000 in proceeds of common stock sold via dividend reinvestments and a $119,000 increase in the equity component related to available for sale securities were partially offset by dividends paid to stockholders of $1.2 million.

     Cash and cash equivalents increased by $2.6 million during the six months ended June 30, 1998. Operating activities, principally the result of the Company's net income, provided $3.7 million in net cash. Investing activities used $1.3 million in net cash, primarily reflecting additions to premises and equipment of $923,000. A $2.7 million use of funds for investment in the loan portofolio was largely provided by $2.3 million in funds from the securities portfolios. Financing activities, on the other hand, provided $133,000 in net cash, reflecting an increase in short-term borrowings and proceeds from the sale of common stock, offset by a decrease in deposits and a payment of cash dividends.

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

     The following table reflects the Company's capital ratios as of June 30, 1998.



                                                  AMOUNT   RATIO
                                                  (In Thousands)

RISK-BASED CAPITAL RATIOS:
Actual Tier I Capital                             $48,536  16.84%
Tier I Capital minimum amount                      11,526   4.00%
                                                  -------  -----
Excess                                            $37,010  12.84%
                                                  =======  =====


Actual Combined Tier I and Tier II Capital        $49,801  17.28%
Combined Tier I and Tier II Capital minimum
   requirement                                     23,052   8.00%
                                                  -------  -----
Excess                                            $26,749   9.28%
                                                  =======  =====



LEVERAGE RATIO:
Actual Tier I Capital to average first quarter
   assets                                         $48,536   9.45%
Minimum leverage target*                              *       *
                                                  -------  -----
Excess                                            $   *       * %
                                                  =======  =====


* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or the Bank as of June 30, 1998.

                          PART II  OTHER  INFORMATION


Item 1    Legal Proceedings                    Not Applicable

Item 2    Change in Securities                 Not Applicable

Item 3    Defaults Upon Senior Securities      Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on May 13, 1998. At that meeting, the four Board nominees were elected to the Board of Directors. The following table shows, for each nominee, the number of shares voted for such nominee, the shares for which authority was withheld, abstentions, and broker non-votes:

                                      AUTHORITY                BROKER
                              FOR     WITHHELD   ABSTENTIONS  NON-VOTES
                           ---------  ---------  -----------  ---------

     JOHN W. FREDERICKS    3,473,155     19,812        7,089      9,318

     JOSEPH P. O'DOWD      3,484,542      8,425        7,089      9,318

     JOHN PIER, JR.        3,471,155     21,812        7,089      9,318

     PAUL P. LUBERTAZZI    3,469,278     23,689        7,089      9,318


Item 5    Other Information                    Not Applicable

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b)  Current Reports on Form 8-K Filed
          During the Quarter
          Ended June 30, 1998:                 None

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

August 10, 1998
---------------
     Date