Form 10-Q
period 1998-09-30
LAKELAND BANCORP INC
filed 1998-11-12
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________.


Commission File Number   33-27312
                         --------

                            Lakeland Bancorp, Inc.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         New Jersey                                         22-2953275
--------------------------------                 -----------------------------
( State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification Number)


     250 Oak Ridge Road, Oak Ridge, New Jersey          07438-8906
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



                            Yes       X      No
                                   ------          -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of September 30, 1998, 8,487,238 common shares, $2.50 par value, were outstanding.

                             LAKELAND BANCORP, INC.

                                     INDEX

                                                                                                Page
                                                                                               Number
                                                                                           -------------

Part I.                   Financial Information                                                  1

          Item 1.         Financial Statements

                          Consolidated Statements of Condition as of
                          December 31, 1997 and September 30, 1998 (Unaudited)                   2

                          Consolidated Statements of Income for the Three and
                          Nine Months Ended September 30, 1997 and 1998                          3
                          (Unaudited)

                          Consolidated Statements of Comprehensive
                          Income for the Three and Nine Months Ended
                          September 30, 1997 and 1998 (Unaudited)                                4

                          Consolidated Statements of Cash Flows for the Nine
                          Months Ended September 30, 1997 and 1998                           5 - 6
                          (Unaudited)

                          Notes to Consolidated Financial Statements                        7 - 10

          Item 2.         Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                    11 - 21

Part II.                  Other Information

          Item 6.         Exhibits and Reports on Form 8-K                                      22

          Signatures                                                                            23

                             LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                             ---------------------

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

     The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                     ------------------------------------
                                  (Unaudited)


                                                                                 December 31,       September 30,
ASSETS                                                                               1997               1998
------
                                                                                  ---------------    ---------------
Cash and due from banks                                                             $ 28,443,103       $ 27,182,174
Federal funds sold                                                                    12,725,000         15,175,000
                                                                                   --------------    ---------------

          Cash and cash equivalents                                                   41,168,103         42,357,174

Certificates of deposit                                                                  101,768            104,148
Securities available for sale, at estimated fair value                               102,333,878         90,573,619
Securities held to maturity; estimated
 fair value of $57,372,000 in 1997 and $67,426,399 in 1998                            57,009,136         65,931,542
Loans                                                                                287,003,467        299,198,666
Premises and equipment                                                                13,812,631         14,477,006
Accrued interest receivable                                                            4,210,406          3,974,219
Other assets                                                                           2,085,816          1,662,351
                                                                                   -------------       ------------

          Total assets                                                             $ 507,725,205      $ 518,278,725
                                                                                   ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
      Non-interest-bearing demand                                                   $ 97,491,314       $ 98,782,660
      Savings and interest-bearing demand                                            208,419,317        214,763,471
      Club accounts                                                                    1,698,523          3,287,935
      Time                                                                           122,252,678        117,360,949
      Time of $100,000 and over                                                       23,608,695         25,230,069
                                                                                   -------------       ------------

          Total deposits                                                             453,470,527        459,425,084

Borrowed money                                                                         3,535,792          4,714,668
Other liabilities                                                                      2,056,637          2,176,828
                                                                                   -------------       ------------

          Total liabilities                                                          459,062,956        466,316,580
                                                                                   -------------       ------------

Commitments                                                                                  -                   -

Stockholders' Equity
--------------------

Common stock (par value $2.50 per share)
      Authorized shares 7,403,359 in 1997 and 14,806,718 in 1998; issued
       shares 4,239,861 in 1997 and 8,495,838 in 1998                                 10,599,653         21,239,595
Surplus                                                                               29,147,426         18,737,137
Undivided profits                                                                      6,849,079          9,517,414
Unrealized gain on securities available for sale, net                                  2,066,091          2,596,999
Treasury stock, at cost; 8,600 shares                                                          -           (129,000)
                                                                                   -------------      -------------

          Total stockholders' equity                                                  48,662,249         51,962,145
                                                                                   -------------      -------------
          Total liabilities and stockholders' equity                               $ 507,725,205      $ 518,278,725
                                                                                   =============      =============








See accompanying notes to consolidated financial statements.                2.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)




                                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                                            ------------------------------------  ----------------------------------
                                                                  1997                1998              1997                1998
                                                            ----------------    ----------------  ---------------     --------------
INTEREST INCOME:
      Loans and fees                                            $ 5,897,158         $ 6,279,884     $ 17,379,704        $ 18,681,009
      Federal funds sold                                            233,292             276,049          719,915             695,080
      Securities:
          U.S. Treasury                                           1,112,964             976,309        3,157,911           2,987,592
          U.S. Government agencies                                  827,826             685,150        2,305,068           2,135,563
          States and political subdivisions                         320,045             400,792          890,507           1,161,265
          Other                                                      93,435             115,359          297,119             279,200
                                                                  ----------          ----------      -----------         ----------

              Total interest income                               8,484,720           8,733,543       24,750,224          25,939,709
                                                                  ----------          ----------      -----------         ----------


INTEREST EXPENSE:
      Deposits                                                    3,210,319           3,183,696        9,511,915           9,474,586
      Borrowed money                                                 46,389              64,522          114,662             143,907
                                                                  ----------          ----------      -----------         ----------

              Total interest expense                              3,256,708           3,248,218        9,626,577           9,618,493
                                                                  ----------          ----------      -----------         ----------

              Net interest income                                 5,228,012           5,485,325       15,123,647          16,321,216

PROVISION FOR LOAN LOSSES                                            97,813              62,584          291,024             164,394
                                                                  ----------          ----------      -----------         ----------

              Net interest income after provision
               for loan losses                                    5,130,199           5,422,741       14,832,623          16,156,822
                                                                  ----------          ----------      -----------         ----------


OTHER INCOME:
      Service charges on deposit accounts                           591,165             600,407        1,790,032           1,784,306
      Gain on disposition of securities                              18,680              38,469           32,645             104,971
      Other income                                                  106,970             148,939          363,665             390,499
                                                                  ----------          ----------      -----------         ----------


              Total other income                                    716,815             787,815        2,186,342           2,279,776
                                                                 -----------          ----------      -----------         ----------



OTHER EXPENSES:
      Salaries and benefits                                       1,945,985           2,127,684        5,834,465           6,331,633
      Occupancy expense, net                                        376,734             397,181        1,107,249           1,173,986
      Furniture and equipment                                       326,426             384,539          931,650           1,138,359
      Other                                                         874,015             919,365        2,517,747           3,070,878
                                                                 -----------          ----------      -----------        -----------

              Total other expenses                                3,523,160           3,828,769       10,391,111          11,714,856
                                                                 -----------         -----------      -----------        -----------

INCOME BEFORE INCOME TAXES                                        2,323,854           2,381,787        6,627,854           6,721,742
INCOME TAXES                                                        768,617             786,513        2,183,413           2,243,862
                                                                 -----------        -----------     -------------       ------------

NET INCOME                                                      $ 1,555,237         $ 1,595,274      $ 4,444,441         $ 4,477,880
                                                                ===========         ===========      ============       ============


Net income per common share:
Basic                                                               $ 0.19               $ 0.19           $ 0.53              $ 0.53
Diluted                                                               0.18                 0.19             0.53                0.53
                                                                ============          ===========      ============     ============

Weighted average number of shares outstanding:
      Basic                                                        8,399,710           8,492,036        8,387,878          8,492,004
      Diluted                                                      8,441,678           8,492,036        8,429,010          8,492,004
                                                                 ============          ==========      ===========       ===========



See accompanying notes to consolidated financial statements.
                                                                              3.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (Unaudited)

                                                Three Months Ended September 30,      Nine Months Ended September 30,
                                                -----------------------------------  -----------------------------------
                                                    1997                1998              1997                1998
                                                ---------------    ----------------  ---------------     ---------------
Net income                                      $    1,555,237     $     1,595,274   $    4,444,441      $    4,477,880
                                                ---------------    ----------------  ---------------     ---------------

Other comprehensive income, net of
 income taxes:
      Unrecognized holding gains on securities
      available for sale, net of income taxes
      of $334,906, $278,557, $439,906 and
      $398,059 respectively                            518,489             432,017          672,673             594,940

      Less: Gains on dispositions  of securities
       available for sale, net of income taxes
       of $6,170, $18,328, $10,868 and $40,939,
       respectively                                    (12,792)            (20,141)         (22,059)            (64,032)
                                                ---------------    ----------------  ---------------     ---------------

Total other comprehensive income                       505,697             411,876          650,614             530,908
                                                ---------------    ----------------  ---------------     ---------------

Comprehensive income                            $    2,060,934     $     2,007,150   $    5,095,055      $    5,008,788
                                                ===============    ================  ===============     ===============


See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           -----------------------------------
                                                                                1997               1998
                                                                           ----------------   ----------------
Cash flows from operating activities:
    Net income                                                             $     4,444,441    $     4,477,880
    Adjustments to reconcile net income to
     net cash provided by operating activities:
        Net amortization and accretion                                             879,108            395,225
        Depreciation and amortization of premises and equipment                    711,797            818,539
        Provision for loan losses                                                  291,024            164,394
        Gain on sales and calls of securities available for sale                   (32,927)          (104,971)
        Gain on calls of securities held to maturity                                   282              -
        Gain on sale of student loans                                              (10,604)             -
        Decrease in accrued interest receivable                                     58,509            236,187
        (Increase) in other assets                                                 (55,800)          (274,432)
        Increase (decrease) in other liabilities                                   630,614            (77,090)
                                                                           ----------------   ----------------

            Net cash provided by operating activities                            6,916,444          5,635,732
                                                                           ----------------   ----------------
Cash flows from investing activities:
    Net change in certificates of deposit                                             -                (2,380)
    Proceeds from maturities of and
     repayments on securities available for sale                                24,614,120         30,107,400
    Proceeds from sales of securities available for sale                        11,664,622         17,743,000
    Proceeds from calls of securities available for sale                         4,499,196          3,000,000
    Purchases of securities available for sale                                 (59,906,446)       (48,384,234)
    Proceeds from maturities of and
     repayments on securities held to maturity                                  13,618,511         12,860,315
    Proceeds from calls of securities held to maturity                             500,000            500,000
    Purchases of securities held to maturity                                   (12,346,865)       (12,393,689)
    Loan recoveries                                                                 92,385            261,729
    Purchases of participation interests in loans                               (2,854,877)             -
    Proceeds from sale of student and participation loans                        2,309,124          1,084,481
    Net increase in loans receivable                                           (11,724,257)       (13,702,968)
    Additions to premises and equipment                                         (1,940,464)        (1,482,914)
    Net (increase) decrease in real estate owned                                  (137,000)           538,058
                                                                           ----------------   ----------------

            Net cash (used in) investing activities                            (31,611,951)        (9,871,202)
                                                                           ----------------   ----------------
Cash flows from financing activities:
    Net increase in deposits                                                    30,158,730          5,954,557
    Net increase in short-term borrowings                                        1,076,000          1,178,876
    Repayment of mortgage payable                                                 (322,000)             -
    Proceeds from sale of common stock                                             420,612            229,653
    Cash dividends paid on common stock                                         (1,471,562)        (1,809,545)
    Purchases of treasury stock                                                      -               (129,000)
                                                                           ----------------   ----------------

            Net cash provided by financing activities                           29,861,780          5,424,541
                                                                           ----------------   ----------------

Net increase in cash and cash equivalents                                        5,166,273          1,189,071
Cash and cash equivalents - beginning                                           33,450,240         41,168,103
                                                                           ----------------   ----------------

Cash and cash equivalents - ending                                         $    38,616,513    $    42,357,174
                                                                           ================   ================

See accompanying notes to consolidated financial statements.
                                                                              5.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           -----------------------------------
                                                                                1997               1998
                                                                           ----------------   ----------------
Supplemental disclosures of cash flow information:
    Cash paid during the three month period for:
        Income taxes                                                        $    2,161,502    $     2,156,383
        Interest                                                                 9,388,239          9,643,611

Supplemental schedule of noncash investing and financing activities:
    Unrealized gain on securities available
     for sale, net of deferred income taxes                                        650,614            530,908
    Transfer of securities available for sale to securities
     held to maturity                                                                -             10,100,590
    Charge off of loans receivable to allowance for loan losses                    307,825            927,973
    Mortgage payable incurred in
     connection with purchase of premises                                          322,000              -
    Common stock dividend                                                        4,494,506         10,619,798

See accompanying notes to consolidated financial statements.
                                                                              6.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to Lakeland Bancorp, Inc.'s (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1997, for information regarding the Corporation's audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

Amounts previously reported by the Corporation in its consolidated statement of condition as of December 31, 1997 and in its Consolidated Statement of Income for the three and nine months ended September 30, 1997 have been retroactively restated to include the accounts of Metropolitan State Bank ("Metropolitan") which, on February 20, 1998, merged into the Corporation. Each share of Metropolitan common stock outstanding was converted to 0.941 shares of Corporation common stock, resulting in the issuance of 669,867 shares. The merger was accounted for as a pooling of interests.

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

On August 26, 1998, the Corporation's Board of Directors authorized a 100% stock dividend, which was distributed on October 1, 1998. Per share amounts have been retroactively restated to give effect to this stock dividend.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


3.   SECURITIES AVAILABLE FOR SALE
----------------------------------

                                                                  December 31, 1997
                                        ----------------------------------------------------------------------
                                           Amortized             Gross Unrealized               Carrying
                                                          -------------------------------
                                             Cost              Gains           Losses             Value
                                        ----------------  ----------------  -------------   ------------------
U.S. Treasury                              $ 30,425,405         $ 339,875          $ 352         $ 30,764,928
U.S. Government agencies                     29,073,553           121,581         42,118           29,153,016
Mortgage-backed securities                    5,524,062            34,772         17,623            5,541,211
States and political subdivisions            30,061,743           216,562         10,887           30,267,418
Other debt securities                         2,299,448             7,628            -              2,307,076
Equity securities                             1,503,182         2,797,047            -              4,300,229
                                        ----------------  ----------------  -------------   ------------------

                                        $    98,887,393   $     3,517,465   $     70,980    $     102,333,878
                                        ================  ================  =============   =================

                                                                September 30, 1998
                                        ----------------------------------------------------------------------
                                           Amortized             Gross Unrealized               Carrying
                                                          -------------------------------
                                             Cost              Gains           Losses             Value
                                        ----------------  ----------------  -------------   ------------------
U.S. Treasury                           $    27,656,169   $       785,996   $       -       $      28,442,165
U.S. Government agencies                     14,356,196           120,154          9,002           14,467,348
Mortgage-backed securities                    3,578,752            38,589          9,683            3,607,658
States and political subdivisions            33,243,482           543,446          3,104           33,783,824
Other debt securities                         5,901,325           114,100            -              6,015,425
Equity securities                             1,503,182         2,754,017            -              4,257,199
                                        ----------------  ----------------  -------------   ------------------

                                        $    86,239,106   $     4,356,302   $     21,789    $      90,573,619
                                        ================  ================  =============   =================

The following is a summary of securities available for sale by maturity:

                                            December 31, 1997                    September 30, 1998
                                   -------------------------------------  ------------------------------------
                                      Amortized           Carrying           Amortized          Carrying
                                         Cost               Value              Cost               Value
                                   -----------------  ------------------  ----------------  ------------------
Due in one year or less            $     26,707,693   $      26,667,222   $    19,798,355   $      19,915,923
Due after one year
 through five years                      54,628,030          55,144,815        42,075,180          43,155,639
Due after five years
 through ten years                        8,748,426           8,915,401        14,524,150          14,837,326
Due after ten years                       1,776,000           1,765,000         4,759,487           4,799,874
Mortgage-backed securities                5,524,062           5,541,211         3,578,752           3,607,658
Equity securities                         1,503,182           4,300,229         1,503,182           4,257,199
                                   -----------------  ------------------  ----------------  ------------------

                                   $     98,887,393   $     102,333,878   $    86,239,106   $      90,573,619
                                   =================  ==================  ================  =================

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4.   SECURITIES HELD TO MATURITY
--------------------------------


                                                                December 31, 1997
                                        -------------------------------------------------------------------
                                           Amortized             Gross Unrealized            Estimated
                                                           -----------------------------
                                             Cost              Gains          Losses         Fair Value
                                        ----------------   --------------  -------------  -----------------
U.S. Treasury                           $    34,488,508    $     319,110   $      8,865   $     34,798,753
U.S. Government agencies                     14,929,152           46,886         35,620         14,940,418
Mortgage-backed securities                    2,399,608           32,602         34,669          2,397,541
States and political subdivisions             4,491,769           41,453            622          4,532,600
Other debt securities                           700,099            2,625            100            702,624
                                        ----------------   --------------  -------------  -----------------

                                        $    57,009,136    $     442,676   $     79,876   $     57,371,936
                                        ================   ==============  =============  ================

                                                                September 30, 1998
                                        -------------------------------------------------------------------
                                           Amortized             Gross Unrealized            Estimated
                                                           -----------------------------
                                             Cost              Gains          Losses         Fair Value
                                        ----------------   --------------  -------------  -----------------
U.S. Treasury                           $    34,210,964    $     856,042    $       -     $     35,067,006
U.S. Government agencies                     21,951,064          516,408         31,587         22,435,885
Mortgage-backed securities                    2,191,746           27,466          5,233          2,213,979
States and political subdivisions             4,517,903           80,082             17          4,597,968
Other debt securities                         3,059,865           51,696              -          3,111,561
                                        ----------------   --------------  -------------  -----------------

                                           $ 65,931,542      $ 1,531,694       $ 36,837       $ 67,426,399
                                        ================   ==============  =============  ================
The following is a summary of securities held to maturity by maturity:

                                               December 31, 1997                    September 30, 1998
                                       -----------------------------------  -----------------------------------
                                           Carrying          Estimated          Carrying          Estimated
                                            Value           Fair Value           Value           Fair Value
                                       -----------------  ----------------  -----------------  ----------------
Due in one year or less                $     13,560,951   $    13,619,205   $     11,904,954   $    12,000,336
Due after one year
 through five years                          38,530,951        38,838,403         50,228,850        51,565,478
Due after five years
 through ten years                            2,317,626         2,314,162          1,305,992         1,336,882
Due after ten years                             200,000           202,625            300,000           309,724
Mortgage-backed securities                    2,399,608         2,397,541          2,191,746         2,213,979
                                       -----------------  ----------------  -----------------  ----------------

                                       $     57,009,136   $    57,371,936   $     65,931,542   $    67,426,399
                                       =================  ================  =================  ===============

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.  LOANS
---------

                                                       December 31,         September 30,
                                                           1997                 1998
                                                     ------------------   ------------------
Loans                                                    $ 291,359,074        $ 303,014,240
Less:    Unearned income                                      (213,267)            (175,084)
         Allowance for loan losses                          (4,142,340)          (3,640,490)
                                                     ------------------   ------------------

                                                         $ 287,003,467        $ 299,198,666
                                                     ==================   =================

A summary of the activity in the allowance for loan losses is as follows:

                                                                Nine Months Ended
                                                                   September 30,
                                                         ----------------------------------
                                                              1997               1998
                                                         ---------------    ---------------
      Balance - beginning                                   $ 3,585,238        $ 4,142,340
      Provisions charged to operations                          291,024            164,394
      Loans charged off                                        (307,825)          (927,973)
      Recoveries of loans previously charged off                 92,385            261,729
                                                         ---------------    ---------------

      Balance - ending                                      $ 3,660,822        $ 3,640,490
                                                         ===============    ==============

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                            December 31,      September 30,
                                                                1997               1998
                                                          -----------------   ---------------
      Recorded investment in impaired loans:
           With recorded allowances                       $      1,737,688    $    1,672,838
           Without recorded allowances                             704,287         1,576,423
                                                          -----------------   ---------------

                Total impaired loans                             2,441,975         3,249,261

           Related allowance for loan losses                       864,800           654,114
                                                          -----------------   ---------------

                Net impaired loans                        $      1,577,175    $    2,595,147
                                                          =================   ==============

The average recorded investment in impaired loans and the interest income recognized on such loans were as follows:



                                                                  Nine Months Ended
                                                                    September 30,
                                                          -----------------------------------
                                                                1997               1998
                                                          -----------------   ---------------
      Average recorded investment                              $ 3,198,272       $ 2,677,822
      Interest income recognized                                    51,535           116,927

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



                              THREE MONTH SUMMARY



     The third quarter of 1998 resulted in slightly increased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1997. Net income increased $40,037 or 2.57%, to $1,595,274 for the three months ended September 30, 1998, from $1,555,237 for the same period in 1997. Net income per diluted share increased $.01 or 5.5% to $.19. Increases of $257,313 in net interest income and $71,000 in other income, and a decrease of $35,229 in the provision for loan losses more than offset increases of $305,609 in other expenses and $17,896 in income tax expense.

     The Company's annualized return on average assets and average stockholders' equity for the three months ended

     September 30, 1998 were 1.23% and 12.62%, respectively, compared to 1.26% and 13.33%, respectively, for the same period in 1997.



                             RESULTS OF OPERATIONS



     Total interest income increased $248,823, or 2.93% to $8,733,543 for the three months ended September 30, 1998, when compared to $8,484,720 for the same period in 1997. The overall increase in this category was a result of increases of $382,726 or 6.49% in interest earned on the loan portfolio, and $42,757 or 18.33% in interest earned on federal funds sold which were partially offset by a decrease of $176,660 or 7.50% in interest earned on the securities portfolio.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $19.6 million. The increase in interest on federal funds sold was due primarily to a $3.2 million increase in average balances. The decrease in interest income on investment securities was attributable to a 36 basis point decrease in yield, along with a $3.2 million decrease in average balances (reflecting a $10.6 million decrease in the average volume of taxable securities, which was partially offset by a $7.4 million increase in the average volume of non-taxable securities). This decrease in yield was due to the increased average volume of non-taxable securities, which carry a lower pre-tax yield.

     Interest expense on deposits decreased $26,623 or .83% to $3,183,696 for the third quarter of 1998 compared to $3,210,319 for the same period in 1997. This decrease was primarily attributable to a 9 basis point decline in yield, which offset an increase of $5.3 million in average balances of interest bearing deposits (which partially funded the increase in loans). Total interest expense decreased $8,490 or .26%, reflecting the aforementioned factors affecting deposits along with an $18,133 increase in interest expense on borrowed money.

     Net interest income increased $257,313 or 4.92% to $5,485,325 for the three months ended September 30, 1998, from $5,228,012 for the same period in 1997, primarily as the result of increased balances of net earning assets. The annualized net interest margin (the average yield on interest earning assets, less the average cost of interest-bearing liabilities) decreased from 3.86% to 3.84%. While the average yield on earning assets decreased 11 basis points from 7.52% to 7.41%, the average rate paid on interest-bearing liabilities decreased 9 basis points from 3.66% to 3.57%.

     The provision for loan losses decreased $35,229 or 36.02% to $62,584 for the three months ended September 30, 1998, as compared with $97,813 for the same prior year period. During the third quarter of 1998, the Company charged off loans of $151,344 and recovered $19,632 in previously charged off loans compared to $100,817 and $60,635, respectively, during the same period in 1997. The $151,344 in charged-off loans in 1998 is primarily the result of the charging off of fifteen smaller balance loans. The allowance for loan losses at September 30, 1998, was 1.20% of total loans, compared to 1.42% at December 31, 1997, and 1.31% at September 30, 1997. The Company believes, based on management's ongoing review of loan quality, economic conditions, loss experience, and loan growth, that the allowance for loan losses is adequate. This statement represents a forward-looking statement. Actual results could differ materially from this statement based upon a number of conditions, including the financial viability of the Company's loan customers, the value of the Company's collateral, and general economic conditions.

     The following table sets forth for the nine months ending September 30, 1998 and 1997, and for each of the years in the five years ended December 31, 1997, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:-




                                         NINE  MONTHS  ENDED
                                         --------------------
                                            September 30,                                         YEAR  ENDED  DECEMBER 31,
                                         --------------------                                    ---------------------------
                                                 1998              1997           1997        1996      1995      1994      1993
                                         --------------------  -------------  ------------  --------  --------  --------  --------

   (Dollars in Thousands)

Balance of allowance at beginning
   of period...........................               $4,142         $3,585        $3,585    $3,470    $3,547    $3,455    $2,803
                                                      ------         ------        ------    ------    ------    ------    ------
Charge-offs:
   Commercial..........................                  526            203           466       554       119       339        67
   Installment.........................                   91             80           107       215       114       135       165

   Mortgage............................                  311             25            26        80       394       138        65
                                                      ------         ------        ------    ------    ------    ------    ------

      Total charge-offs................                  928            308           599       849       627       612       297
                                                      ------         ------        ------    ------    ------    ------    ------
Recoveries:
   Commercial..........................                  219             22            20        25       128        69        13
   Installment.........................                   43             38            77        31        65        66        66
   Mortgage............................                   --             33            33        --        --        --        --
                                                      ------         ------        ------    ------    ------    ------    ------
      Total recoveries.................                  262             93           130        56       193       135        79
                                                      ------         ------        ------    ------    ------    ------    ------
Net charge-offs........................                  666            215           469       793       434       477       218
                                                      ------         ------        ------    ------    ------    ------    ------
Provision for loan losses..............                  164            291         1,026       908       357       569       872
                                                      ------         ------        ------    ------    ------    ------    ------
Balance of allowance at end of period..               $3,640         $3,661        $4,142    $3,585    $3,470    $3,547    $3,455
                                                      ======         ======        ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding (annualized)......                 .30%           .10%          .17%      .32%      .19%      .23%      .13%
Balance of allowance at end of period
   as a percent of total loans.........                1.20%          1.31%         1.42%     1.33%     1.49%     1.68%     1.85%


     The Company has established criteria to identify loans which may be impaired. Large groups of smaller-balance homogeneous loans are collectively evaluated, while other larger-balance loans are independently evaluated. The Company has established criteria to identify loans which may be impaired.

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

     As of September 30, 1998, based on the above criteria, the Company classified eight commercial loans, totaling $2,419,473, and four mortgage loans, totaling $829,788, as impaired. The impairment of these loans is measured using the present value of future cash flows for six renegotiated loans and is based on the fair value of the underlying collateral for the remaining six loans. Based upon such evaluation of these impaired loans, $654,114 has been allocated to the allowance for loan losses. Additionally, the Company has twelve smaller balance commercial loans, totaling $512,334, on a non-accrual status. These loans are considered to be within a homogeneous group of smaller-balance commercial loans and, as such, are not specifically evaluated for impairment.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1997) as of September 30, 1998, and as of December 31 of each of the last five years:


                                   SEPTEMBER 30,       DECEMBER 31,
                                  ----------------  ---------------------------------
                                    1998     1997     1996     1995     1994     1993
                                  ------  -------  -------  -------  -------  -------
                                                    (In Thousands)

Non-accrual loans...............   $2,595   $2,007   $1,845   $2,366   $2,658   $  793
Past due loans..................    3,258    1,400    2,200      679    1,039    3,075
Renegotiated loans..............      897    1,529    2,567    2,325    1,740    2,366
                                   ------   ------   ------   ------   ------   ------
   Total non-accrual, past due
      and renegotiated loans        6,750    4,936    6,612    5,370    5,437    6,234
Other real estate owned.........      110      648      177      951    1,302    1,196
                                   ------   ------   ------   ------   ------   ------
   Total........................   $6,860   $5,584   $6,789   $6,321   $6,739   $7,430
                                   ======   ======   ======   ======   ======   ======


     Included in the above schedule at September 30, 1998, are three non-accrual commercial loans, totaling $648,966, one non-accrual mortgage loan, totaling $442,029, three commercial loans past due over 90 days, totaling $1,669,308, and five renegotiated loans, totaling $488,958, which represents all loans categorized as impaired.

     At September 30, 1998, non-accrual loans totaled $2,595,000, a decrease of $82,000 compared to June 30, 1998. Of the total non-accrual loans at September 30, 1998, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At September 30, 1998, loans past due 90 days or more and still accruing totaled $3,258,000, an increase of $1,683,000 compared to June 30, 1998. This net change is primarily the result of the addition of two commercial loans, totaling $1,450,000, to this category. At September 30, 1998, renegotiated loans totaled $897,000, a decrease of $591,000 compared to June 30, 1998. This net change is primarily the result of one of the previously noted commercial loans, totaling $582,000, becoming past due over 90 days.

     Other income increased $71,000 or 9.90% to $787,815 for the third three months of 1998 from $716,815 for the same period in 1997.

     Other expenses increased by $305,609 or 8.67% to $3,828,769 for the three months ended September 30, 1998, from $3,523,160 for the same period in 1997. Salaries and benefits increased by $181,699 or 9.34%. This was due to increased staffing levels, partially due to additional branch offices being opened, along with normal salary increases. Furniture and fixtures expense increased $58,113 or 17.80%. Occupancy expense increased $20,447 or 5.43%. Increases in both of these expense categories resulted from expansions in the Company's branch network and the addition of optical imaging equipment during 1997. Other expenses increased in the aggregate $45,350 or 5.19%. This increase is due to the increased size of the branch network and the Company's banking business.

     Income tax expense increased $17,896 or 2.33% to $786,513 for the third three months of 1998 from $768,617 for the same period in 1997. The increase in income tax expense was due primarily to higher pre-tax earnings.

                               PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              NINE MONTH SUMMARY



     The first nine months of 1998 resulted in slightly increased earnings for the Company, when compared to the same period in 1997. Net income increased $33,439 or .75%, to $4,477,880 for the first nine months of 1998 from $4,444,441 for the same period in 1997. Net income per share remained the same at $.53. Increases of $1,197,569 in net interest income and $93,434 in other income and a decrease of $126,630 in the provision for loan losses were partially offset by increases of $1,323,745 in other expenses and $60,449 in income tax expense.

     The Company's annualized return on average assets and average stockholders' equity for the first nine months of 1998 were 1.17% and 11.85%, respectively, compared to 1.25% and 13.06%, respectively, for the same period in 1997.


                             RESULTS OF OPERATIONS

     Total interest income increased $1,189,485 or 4.81% to $25,939,709 for the nine months ended September 30, 1998, when compared to $24,750,224 for the same period in 1997. The overall increase in this category was a result of an increase of $1,301,305 or 7.49% in interest earned on the loan portfolio which offset decreases of $86,985 or 1.31% in interest earned on the securities portfolio, and $24,835 or 3.45% in interest earned on federal funds sold.

     The increase in interest income on loans was attributable to an increase in average balances of $21.5 million. The decrease in interest income on federal funds sold was attributable to a decrease in average balances of $632,000. The decrease in interest income on securities was attributable to a 17 basis points decrease in yield, which more than offset a $4.5 million increase in average balances.

     Interest expense on deposits decreased $37,329 or .39% to $9,474,586 for the first nine months of 1998 compared to $9,511,915 for the same period in 1997. This decrease is attributable to a 12 basis point decrease in yield, offset in part by an increase of $10.0 million in average balances. Total interest expense remained relatively stable at $9,618,493, reflecting the aforementioned factors, affecting deposits along with a $29,245 increase in interest expense incurred in the first nine months of 1998 on borrowed money.

     Net interest income increased $1,197,569 or 7.92% to $16,321,216 for the first nine months of 1998 from $15,123,647 for the same period in 1997, primarily as the result of increased balances of average net earning assets, along with a 5 basis point increase in net interest margin. The annualized net interest margin increased from 3.81% to 3.86%. While the average yield on earning assets decreased 7 basis points from 7.50% to 7.43%, the average rate paid on interest-bearing liabilities decreased 12 basis points from 3.69% to 3.57%.

     Other income increased $93,434 or 4.27% to $2,279,776 for the first nine months of 1998 from $2,186,342 for the same period in 1997. This was primarily the result of increased gains on securities of $72,326 and an increase of $26,834 in other income which more than offset a decrease of $5,726 on service charges on deposit accounts

     Other expenses increased by $1,323,745 or 12.74% to $11,714,856 for the first nine months of 1998 from $10,391,111 for the same period in 1997.
Salaries and benefits increased by $497,168 or 8.52%. This was due to increased staffing levels, partially due to additional branch offices being opened, along with normal salary increases. Furniture and fixtures expense increased $206,709 or 22.19%. Occupancy expense increased $66,737 or 6.03%. Increases in both of these expense categories resulted from expansions in the Company's branch network and the addition of optical imaging equipment during 1997. Other expenses increased in the aggregate of $553,131 or 21.97%. $343,000 of this increase represents acquisition expenses incurred by the Company with regard to the acquisition of MSB. Exclusive of this acquisition expense, other expenses increased approximately $210,000 or 8.35%. This increase is due to higher expenses incurred due to the increased size of the branch network and the Company's banking business.

     Income tax expense increased $60,449 or 2.77% to $2,243,862 for the first nine months of 1998 from $2,183,413 for the same period in 1997. The increase in income tax expense was due primarily to higher pre-tax earnings.

                              FINANCIAL CONDITION


     The Company's total assets increased $10.6 million or 2.08% from $507.7 million at December 31, 1997, to $518.3 million at September 30, 1998. A $1.2 million increase in cash and cash equivalents and a $12.2 million increase in loans, partially offset by a $2.8 million decrease in the Company's securities portfolios, were funded by increases of $6.0 million and $1.2 million in deposits and borrowed money, respectively, and net income.

     At September 30, 1998, the Company's securities portfolio of $156.5 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value. Unrealized gains and losses of $4,356,302 and $21,789, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at September 30, 1998, is to increase stockholders' equity by $2,596,999. Securities held to maturity continue to be carried at historical cost and, at September 30, 1998, contain unrealized gains and losses of $1,531,694 and $36,837, respectively. For the entire securities portfolio, net unrealized gains were at $5,829,370 at September 30, 1998, as compared with a $3,809,285 net unrealized gain at December 31, 1997.

     See notes 3 and 4 of the Notes to Consolidated Financial Statements.

Total deposits increased $5,954,557 or 1.31% from December 31, 1997, to September 30, 1998. A $7.9 million increase in savings, club and interest-bearing demand deposits and a $1.3 million increase in non-interest-bearing demand deposits more than offset a $3.3 million decrease in time deposits. Time deposits at September 30, 1998, represented 31.04% of total deposits as compared to 32.17% at December 31, 1997.

     Stockholders' equity increased $3.3 million or 6.78% as net income of $4.5 million, $230,000 in proceeds of common stock sold via dividend reinvestments and a $531,000 increase in the equity component related to available for sale securities were partially offset by dividends paid to stockholders of $1.8 million and $129,000 disbursed in the repurchase of 8,600 shares of Company common stock.

     Cash and cash equivalents increased by $1.2 million during the nine months ended September 30, 1998. Operating activities, principally the Company's net income, provided $5.6 million in net cash. Investing activities used $9.9 million in net cash. A $12.4 million use of funds for investment in the loan portfolio was partially provided by $3.4 million in funds from the securities portfolios. Financing activities, on the other hand, provided $5.4 in net cash, primarily reflecting increases in short-term borrowings and deposits, offset by the payment of cash dividends.


OTHER MATTERS
-------------
YEAR 2000 COMPLIANCE

     As the year 2000 approaches, an important business issue has emerged regarding how existing software and operating systems can accommodate this date value. Many existing software products were designed to accommodate only two-digits. For example, "98" is stored on the system and represents 1998. The Company has been identifying potential problems associated with the "Year 2000" issue and has implemented a plan designated to ensure that all information technology systems including hardware and software used in connection with the Company's business will handle date related data in a manner which will provide accurate results.

     The Company has formed a committee of representatives from its various areas to monitor this project. This committee has prepared a schedule of vendors that supply the company with various products and services. This listing of vendors was then put into priority order determining how critical the vendor is to the continuance of the Company's daily operations. Finally, the status as to the stage of completion of each vendor is charted. (The five stages in the process are awareness, assessment, renovation, validation, and implementation). It is expected that all vendors listed as "highest priority", which the Company considers to be critical to daily operations, will have the five stages completed by December 31, 1998. Other less mission critical vendors will be completed in the first quarter of 1999. As part of this project, the Company is also requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance.

     The Company recognizes that any Year 2000 failure on the part of its customers could result in additional expense or loss. In this regard, the Company has sent a letter to its significant commercial borrowers to determine their readiness for the Year 2000 and will monitor their responses. Additionally, a brochure was sent to all demand deposit customers to make them aware of the Year 2000 issue and the Company's concern regarding the same. The Company will also prepare contingency plans in the event there are any system interruptions. The Company believes that its costs related to Year 2000 will be approximately $75,000.

     There can be no assurances; however, that the plan developed in the Year 2000 project or the performance by the Company's vendors will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Company's business, financial condition, results of operations and business prospects.

CAPITAL  RESOURCES

     In March 1989, the FDIC adopted a risk-based capital policy statement which imposed a minimum capital standard on insured banks. The minimum ratio of off risk-based capital to risk-weighted assets (including certain -balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for loan losses. The Federal Reserve Board adopted a similar risk-based capital guideline for the Company which is computed on a consolidated basis.

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

     The following table reflects the Company's capital ratios as of September 30, 1998.


                                                   AMOUNT         RATIO
                                               (In Thousands)

RISK-BASED CAPITAL RATIOS:
Actual Tier I Capital                              $49,365        16.47%
Tier I Capital minimum amount                       11,992        4.00%
                                                   -------        -----
Excess                                             $37,373        12.47%
                                                   =======        =====


Actual Combined Tier I and Tier II Capital         $49,756        16.60%
Combined Tier I and Tier II Capital minimum
 requirement                                        23,984         8.00%
                                                   -------        -----
Excess                                             $25,772         8.60%
                                                   =======        =====


LEVERAGE RATIO:
Actual Tier I Capital to average third quarter
 assets                                            $49,365         9.53%
Minimum leverage target*                          *                   *
                                                  --------        -----
Excess                                            $   *               * %
                                                  ========        =====



 . No formal minimum leverage target (other than the three percent floor described
      above) has been established for the Company or the Bank as of September 30, 1998.

                          PART II  OTHER  INFORMATION



Item 6     Exhibits and Reports on Form 8-K


     (a)   Exhibits:

           27.1 Financial Data Schedule



     (b)   Current Reports on Form 8-K Filed

           During the Quarter
           Ended September 30, 1998:        None

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


Nov. 12, 1998
-------------
     Date