Form 10-K405
period 1998-12-31
LAKELAND BANCORP INC
filed 1999-03-24
CIK 846901

                    SECURITIES   AND  EXCHANGE  COMMISSION
                             Washington, DC 20549



                                   FORM 10K

          (MARK  ONE)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.


          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                              OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.



                            Commission file number:
                                   33-27312


                           LAKELAND  BANCORP,  INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)

     New Jersey                                           22-2953275
--------------------------------------          --------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     identification No.)

 250 Oak Ridge Road, Oak Ridge, New Jersey                          07438
------------------------------------------                   -------------------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code: (973)697-2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of February 1, 1999, is estimated to have been approximately $129,000,000.

The number of shares outstanding of the registrant's Common Stock, as of February 1, 1999, was 8,511,588.



                    DOCUMENTS  INCORPORATED  BY  REFERENCE:


Lakeland Bancorp, Inc., Proxy Statement for 1999 Annual Meeting of Shareholders (Part III).

                           LAKELAND  BANCORP,  INC.


                                Form 10-K Index


                                    PART  I

                                                                PAGE

Item 1.   Business............................................  4

Item 2.   Properties.......................................... 13

Item 3.   Legal Proceedings................................... 13

Item 4.   Submission of Matters to a Vote of Security Holders. 13

Item 4A.  Executive Officers of the Registrant................ 13


                                 PART  II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters.......................... 15


Item 6.  Selected Financial Data.............................. 17

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................. 18

Item 7A. Quantitative and Qualitative Disclosures
         About Market Risk.................................... 35

Item 8.  Financial Statements and Supplementary Data.......... 36

Item 9.  Changes in and disagreements with Accountants
         on Accounting and Financial Disclosure............... 52

                                 PART  III


Item 10.  Directors of the Registrant......................... 53

Item 11.  Executive Compensation.............................. 53

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management...................................... 53

Item 13.  Certain Relationships and Related Transactions...... 53


                                 PART  IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K......................................... 53

Signatures.................................................... 55

                                 PART  I
                                 -------


ITEM 1 - Business

                                 GENERAL
                                 -------

Lakeland Bancorp, Inc. (the "Company"), a New Jersey corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank ("LB" or the "Bank"). The Company's primary business consists of managing and supervising LB and its other subsidiary bank, Metropolitan State Bank ("MSB"). The principal source of the Company's income is dividends paid by LB. At December 31, 1998, the Company had consolidated total assets, deposits, and stockholder's equity of approximately $548.6 million, $488.9 million, and $53.3 million, respectively.

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

LB was organized as Lakeland State Bank on May 19, 1969 and LB and MSB are state banking associations, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). Neither LB nor MSB is a member of the Federal Reserve System. LB and MSB are full-service commercial banks, offering a complete range of consumer, commercial, and trust services. LB's 16 branch offices are located in the following four New Jersey counties: Morris, Passaic, Sussex, and Bergen. MSB was organized in 1987 and acquired by Lakeland in February 1998. MSB conducts business through its main office and one branch office located in Morris and Essex counties, respectively.

Commercial Bank Services

Through its bank subsidiaries, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses in its northern New Jersey market area. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans and mortgage loans. Depository products include: demand deposits, savings accounts, and time accounts. In addition, the Company offers collection, wire transfer, and night depository services.

Consumer Banking

The Company also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, secured and unsecured loans, consumer installment loans, mortgage loans, safe deposit services, and traveler's cheques. LB also provides discount brokerage services to its customers through a third party.

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

The Holding Company Act limits the activities which may be engaged in by the Company and its subsidiaries to those of banking, the ownership and acquisition of assets and securities of banking organizations, and the management of banking organizations, and to certain non-banking activities which the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling a bank as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company or a subsidiary thereof and activities commenced by acquisition of a going concern.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act ) permits bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. This act also authorizes banks to merge across state lines, thereby creating interstate branches. Under the act, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such state, or to "opt in" prior to the June 1, 1997, effective date of this legislation. Furthermore, a state may "opt in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. During 1996, New Jersey enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

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

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Board on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of such holding company or its subsidiaries, and on the acceptance of such stocks or securities as collateral for loans. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit or lease or sale of property or furnishing of services.

The policy of the Federal Reserve Board provides that a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support such subsidiary banks in circumstances in which it might not do so absent such policy.



Lakeland Bank and Metropolitan State Bank
-----------------------------------------

LB and MSB are state chartered banking associations subject to supervision and examination by the Department of Banking of the State of New Jersey and the FDIC. The regulations of the State of New Jersey and FDIC govern most aspects of their business, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location of branch offices. LB and MSB are subject to certain restrictions imposed by law on, among other things, (i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of the Company or any subsidiary of the Company, and (iii) the taking of such stock or securities as collateral for loans to any borrower.

Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a state non-member bank, to assess the bank's record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the bank. Under the FDIC's CRA evaluation system, the FDIC focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

Securities and Exchange Commission
----------------------------------

The common stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "1934 Act"). As a result, the Company and its officers, directors, and major stockholders are obligated to file certain reports with the SEC. Furthermore, the Company is subject to proxy and tender offer rules promulgated pursuant to the 1934 Act.


Effect of Government Monetary Policies
--------------------------------------

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through the Board's power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate of borrowings of banks and the reserve requirements against bank deposits. It is not possible to predict the nature and impact of future changes in monetary fiscal policies.


FIRREA
------

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") restructured the regulation, supervision, and deposit insurance of savings and loan associations and federal savings banks whose deposits were formerly insured by the Federal Savings and Loan Insurance Corporation. A separate fund, the Bank Insurance Fund ("BIF"), was established for banks.

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


Capital Adequacy Guidelines
---------------------------

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital-to-risk-weighted-assets ratio of at least 4% and a total capital-to-risk-weighted-assets ratio of at least 8%. At December 31, 1998, the Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 15.58% and 16.67%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company is subject to similar minimum leverage criteria. The Company's leverage ratio was 9.33% at December 31, 1998.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal banking agencies have established certain additional minimum levels of capital which accord with guidelines established under that act. See "FDICIA".

Dividend Restrictions
---------------------

The Company is a legal entity separate and distinct from LB or MSB. Virtually all of the revenue of the Company available for payment of dividends on its capital stock will result from amounts paid to the Company by LB or MSB. All such dividends are subject to various limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies. Under State law, a bank may not pay dividends unless, following the dividend payment, the capital stock of the bank would be unimpaired and either
(a) the bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of the dividend will not reduce the surplus of the bank.

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and its subsidiary banks may pay. Under FDICIA, banking institutions which are deemed to be "undercapitalized" will, in most instances, be prohibited from paying dividends. See "FDICIA". See also the "Dividend Limitation" Note of the Notes to Consolidated Financial Statements for further information regarding dividends.


FDICIA
------

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices.

In addition, FDICIA requires banking regulators to promulgate standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

As FDIC insured banks, LB and MSB are required to pay premiums. The FDIC currently requires insured institutions to pay anywhere from $0.00 to $0.27 per $100 of insured deposits. A bank's premium rate is based on the FDIC's assessment of the bank's capitalization and the amount of concern that the bank generates among regulators.

Although LB and MSB were not liable for FDIC premiums in 1998, LB and MSB and all other members of the Bank Insurance Fund are required to help fund interest payment obligations that the Financing Corporation ("FICO") has assumed to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO premium is $0.0128 per $100 of deposits.

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

Competition
-----------
The Company operates in a highly competitive market environment within northern New Jersey. Three major multi-bank holding companies in addition to several large independent regional banks and several large multi-state thrift holding companies operate within the Company's market area. These larger institutions have substantially larger lending capacities and typically offer services which the Company does not offer.

In recent years, the financial services industry has expanded rapidly as barriers to competition within the industry have become less significant. Within this industry, banks must compete not only with other banks and traditional financial institutions, but also with other business corporations that have begun to deliver financial services.

Concentration
-------------
The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.

Employees
---------
At December 31, 1998, there were 267 persons employed by the Company.

ITEM 2 - Properties

The Company's principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey.

The Company operates 18 banking locations located in Passaic, Morris, Sussex, Bergen, and Essex Counties, New Jersey. LB's Wantage office is leased under a lease expiring October 31, 2006. LB's Rockaway office is under a lease expiring May 15, 2009. LB's Newton office is under a lease expiring October 1, 2000. LB's Wharton Office is under a lease, expiring August 22, 2005. LB's Ringwood office is under a lease, expiring March 1, 2003. LB's Wyckoff office is under a lease, expiring May 31, 1999. MSB's Fairfield office is under a lease, expiring March 1, 2001. For information regarding all of the Company's rental obligations, see Notes to Consolidated Financial Statements.

All other offices of the Company are owned and are unencumbered.


ITEM 3 - Legal Proceedings

There are no significant pending legal proceedings involving the Company other than those arising out of routine operations. Lakeland's management does not anticipate that the ultimate outcome of the Company's litigation will have a material effect on the financial condition or results of operations of the Company on a consolidated basis.


ITEM 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1998.


ITEM 4A - Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.



                         Officer of
                        The Company  Position with the Company,
Name and Age               since     LB, and Business Experience
------------------------------------------------------------------

Robert B. Nicholson          1969    Chairman of The Board of the
Age 70                                    Company and LB; Chairman
Lakeland Bank                             of the Board, Eastern
                                          Propane Corp. (a fuel
                                          distribution company)

John W. Fredericks           1969     President of the Company and
Age 63                                    LB; President, Fredericks
Lakeland Bank                             Fuel and Heating Service
                                          (a fuel distribution
                                          company)

Arthur L. Zande              1971     Executive Vice President and
Age 64                                    CEO of the Company and LB
Lakeland Bank


William J. Eckhardt          1975     Vice President and Treasurer
Age 48                                    of the Company since 1994;
Lakeland Bank                             Vice President and
                                          Treasurer of LB


Paul P. Lubertazzi           1988     Chairman of the Board,
Age 64                                    President and Chief
Metropolitan State Bank                   Executive Officer of
                                          MSB

                                 PART  II


ITEM 5 -- MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
          RELATED  STOCKHOLDER  MATTERS

The Company's Common Stock, $2.50 par value, is traded in the over the counter market, although the Company does not regard that market to be an established public trading market with respect to the Company's Common Stock. As of
December 31, 1998, there were   2,531 shareholders of record of Common Stock.

The market maker for the Common Stock is:

     Ryan, Beck & Company
     220 South Orange Avenue
     Livingston, New Jersey  07039


The following table indicates, for the quarterly periods indicated, the high and low daily closing prices of the Common Stock as provided by Ryan, Beck and Company and the cash dividends declared per share of Common Stock (adjusted for subsequent stock dividends).


                                   Closing        Dividends
                                    Prices         Declared

Year ended December 31, 1997     High      Low
                                -------  -------
     First Quarter              $12.619  $11.667   $.057
     Second Quarter              13.333   11.667    .057
     Third Quarter               13.512   12.381    .060
     Fourth Quarter              15.000   13.500    .060


Year ended December 31, 1998
     First Quarter              $16.000  $13.750   $.063
     Second Quarter              15.750   14.250    .075
     Third Quarter               16.000   14.500    .075
     Fourth Quarter              17.250   14.250    .075



The prices listed above reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Dividends on the Company's Common Stock are within the discretion of the Board of Directors of the Company and are dependent upon various factors, including the future earnings and financial condition of the Company, LB and MSB and bank regulatory policies. Federal and State laws and regulations contain restrictions on the ability of the Company and the Bank to pay dividends.

State of New Jersey Banking laws specify that no dividend shall be paid by a New Jersey bank on its capital stock unless, following the payment of each such dividend, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $38.8 million was available for payment of dividends by LB and MSB to the Company as of December 31, 1998. Capital guideline and other regulatory requirements may further limit the Company's and its bank subsidiaries' ability to pay dividends. See "Item 1 Business Supervision and Regulation Dividend Restrictions."

ITEM 6

LAKELAND BANCORP. INC., and Subsidiaries

Selected Consolidated
Financial And Other Data
--------------------------------------------------------------------------------

                                                                             At December 31,
                                                       ------------------------------------------------------------
                                                         1998         1997         1996         1995         1994
                                                       --------     --------     --------     --------     --------
                                                                             (In Thousands)
Selected balance sheet data:
     Investment securities (1)                         $184,150     $159,343     $140,882     $143,507     $147,205
     Short-term investments (2)                          11,079       12,827        9,900       27,175        2,825
     Loans, net                                         307,596      278,003      264,961      228,594      215,973
     Total assets                                       548,557      507,725      457,717      437,079      401,768
     Deposits                                           488,881      453,471      409,710      391,996      364,121
     Stockholders' equity                                53,314       48,662       43,579       38,600       32,215

                                                                         Year Ended December 31,
                                                       ------------------------------------------------------------
                                                         1998         1997         1996         1995         1994
                                                       --------     --------     --------     --------     --------
                                                         (In Thousands Except for Per Share and Ratio Information)
Selected operating data:
     Interest income                                   $ 34,935     $ 33,405     $ 30,731     $ 28,956     $ 26,697
     Interest expense                                    13,009       12,925       11,787       11,244        9,296
                                                       --------     --------     --------     --------     --------
     Net interest income                                 21,926       20,480       18,944       17,712       17,401
     Provision for loan losses                              698        1,026          908          357          571
                                                       --------     --------     --------     --------     --------
     Net interest income
        after provision for loan losses                  21,228       19,454       18,036       17,355       16,830
     Other income                                         3,165        3,023        2,671        2,434        2,225
     Other expenses                                      15,752       14,508       12,692       12,201       11,565
                                                       --------     --------     --------     --------     --------
     Income before income taxes                           8,641        7,969        8,015        7,588        7,490
     Income taxes                                         2,916        2,648        2,665        2,351        2,232
                                                       --------     --------     --------     --------     --------
     Net income                                        $  5,725     $  5,321     $  5,350     $  5,237     $  5,258
                                                       ========     ========     ========     ========     ========

     Weighted average
        common shares outstanding (3)
           Basic                                          8,493        8,405        8,304        8,187        8,010
           Diluted                                        8,493        8,435        8,337        8,220        8,014
     Net income per common share (3)
           Basic                                       $   0.67     $   0.63     $   0.64     $   0.64     $   0.66
           Diluted                                     $   0.67     $   0.63     $   0.64     $   0.64     $   0.66

Other selected data:
     Return on average assets                              1.11%        1.10%        1.22%        1.28%        1.33%
     Return on average stockholders' equity               11.28        11.46        13.15        14.91        17.27
     Average stockholders' equity
        to average assets                                  9.86         9.63         9.29         8.60         7.69
     Cash dividend per share (3)                       $   0.29     $   0.24     $   0.21     $   0.19     $   0.15
     Dividend payout ratio                                42.72%       37.36%       31.85%       30.04%       23.16%

(1)   Includes securities available for sale and held to maturity.
(2)   Comprised of federal funds sold and certificates of deposit.
(3) Weighted average common shares outstanding and per share figures are based on the weighted average number of shares outstanding during the periods after giving retroactive effect to a 100% stock dividend distributed on October 1, 1998, a 5% stock dividend distributed on October 15, 1997, a 2% stock dividend distributed on December 10, 1996, a 100% stock dividend distributed on October 25, 1995, and a 5% stock dividend distributed on June 30, 1995.

ITEM 7

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

FINANCIAL REVIEW

Lakeland Bancorp, Inc., (the "Company") reported net income of $5.7 million for the year ended December 31, 1998, an increase of $404,633 or 7.61% compared to $5.3 million for the year ended December 31, 1997. Net income per share (basic and diluted) increased $.04 to $0.67 per share for the year ended December 31, 1998, as compared to $.63 per share for the year ended December 31, 1997. Increases in net interest income, derived primarily from an average volume increase in the loan portfolio, an increase in other income, and a decrease in the provision for loan losses were partially offset by increases in other expenses and income tax expense. Net income in 1997 decreased by $29,619 or .55% as compared to $5.35 million in 1996. As of December 31, 1998, the Company had total assets of $548.6 million, an increase of $40.8 million or 8.04% compared to $507.7 million at December 31, 1997.

The Company's return on average assets and average stockholders' equity was 1.11% and 11.28%, respectively, for 1998, compared to 1.10% and 11.46%, respectively, in 1997 and 1.22% and 13.15%, respectively, in 1996. The decline in the return on average stockholders' equity since 1996 primarily reflects increases in stockholders' equity resulting primarily from profitable operations over this period along with increased capital generated by shares of Company common stock sold to existing shareholders pursuant to the Company's dividend reinvestment program.

The Company's gross loan portfolio increased $20.3 million or 6.97% from $291.4 million at December 31, 1997, to $311.7 million at December 31, 1998. This increase consisted of commercial loan increases of $6.4 million, mortgage (including construction) loan increases of $14.3 million, and consumer installment (including home equity and improvement) loan decreases of $389,000.

The investment portfolio, including both held to maturity and available for sale securities, increased $24.8 million or 15.57% from $159.3 million at December 31, 1997, to $184.1 million at December 31, 1998. The investment portfolio contains net unrealized gains of $6.1 million at December 31, 1998, an increase of $2.3 million from the net unrealized gain of $3.8 million in the portfolio at December 31, 1997. Included in unrealized gains at December 31, 1998, and 1997 are $4.4 million and $2.8 million, respectively, related to common stock of High Point Financial Corp., with which the Company has a pending merger agreement. Should the merger be consummated, the unrealized gain on High Point shares would be eliminated.

Cash and cash equivalents decreased $6.1 million, or 14.82% to $35.1 million at December 31, 1998, from $41.2 million at December 31, 1997. This decrease was partially the result of a $4.2 million reduction in cash and due from banks, which is due to a reserve reduction strategy implemented in 1998. Cash and cash equivalents represented 6.4% and 8.1% of total assets at December 31, 1998, and 1997, respectively.

Total deposits increased $35.4 million or 7.81% from $453.5 million at December 31, 1997, to $488.9 million at December 31, 1998. This increase consisted of non-interest-bearing demand deposit increases of $9.6 million, savings and interest-bearing demand deposit increases of $17.5 million, and time deposit increases of $8.4 million.

INTEREST INCOME

Interest income increased $1.5 million or 4.58% to $34.9 million in 1998. In 1997, interest income increased $2.7 million or 8.70% to $33.4 million from $30.7 million in 1996.

The increase in 1998 was attributable to an increase in average interest earning assets of $29.8 million or 6.70%, partially offset by a 15 basis point decline in average yield. Interest income on loans increased $1.6 million, or 6.68%, to $25.1 million in 1998 from $23.5 million in 1997, due to an increase in average loan balances offset partially by a decrease in average yield. During 1998 average loans increased $21.3 million. These increased average balances were partially offset by an 8 basis point decrease in the average yield on loans.

Interest income on taxable investment securities decreased $454,000 or 5.89% to $7.3 million in 1998, due to a $1.7 million, or 1.33%, decrease in the average balance of such securities, along with a 29 basis point decrease in average yield.

Interest income on tax-exempt investment securities increased $342,000 or 27.49% to $1.6 million in 1998 from $1.2 million in 1997, due to an $8.4 million increase in the average balance outstanding, offset partially by a decline in average yield of 12 basis points.

Interest income on federal funds sold increased $73,000 or 7.73% to $1 million in 1998 from $949,000 in 1997, due primarily to a $1.8 million increase in the average balance outstanding, which was partially offset by an 11 basis point decrease in average yield.

The $2.7 million increase in interest income in 1997 was attributable to an increase in average interest earning assets of $39.9 million or 9.85%. Interest income on loans increased $2.1 million, or 9.60%, to $23.5 million in 1997 from $21.4 million in 1996, due to an increase in average loan balances offset partially by a decrease in average yield. During 1997 average loans increased $28.4 million. These increased average balances were partially offset by a 15 basis point decrease in the average yield on loans.

Interest income on taxable investment securities increased $255,000 or 3.42% to $7.7 million in 1997 from $7.5 million in 1996 due to a $4.0 million, or 3.30%, increase in the average balance of such securities. The average yield on taxable investment securities remained little changed in 1997 at 6.15% as compared to 6.14% in 1996.

Interest income on tax-exempt investment securities increased $153,000 or 14.02% to $1.2 million in 1997 from $1.1 million in

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

1996. A $4.0 million increase in the average balance of such securities was partially offset by a 13 basis point decrease in average yield.

Interest income on federal funds sold increased $207,000 or 27.97% to $949,000 in 1997 from $742,000 in 1996, due primarily to a $3.5 million increase in average balance along with a 13 basis point increase in average yield.

INTEREST EXPENSE

The increase in the Company's earning asset base was funded in part by increased deposits. Interest paid on deposits during 1998 increased $52,000 or .41% to $12.81 million from $12.76 million in 1997, as a result of increased average balances. While the average volume of interest-bearing deposits increased $13.0 million or 3.75% during 1998, the average rate paid on those deposits decreased by 12 basis points. Interest expense on time deposits decreased $163,000 or 2.16% from $7.7 million in 1998 to $7.5 million in 1997. During 1998, the average volume of time deposits decreased $729,000, and the average rate paid on time deposits decreased by 8 basis points. Interest expense on interest-bearing demand deposits increased $457,000 or 22.38%. During 1998, the average volume of interest-bearing demand deposits increased $13.2 million, or 15.33%, and the average rate paid on interest-bearing demand deposits increased by 15 basis points from 2.37% during 1997 to 2.52% during 1998. Interest expense on savings and club deposits decreased by $242,000 or 8.04%. During 1998, the average volume of savings deposits increased by $524,000, while the average rate paid on savings deposits decreased by 22 basis points from 2.60% during 1997 to 2.38% during 1998. Total interest expense increased $84,000 or .65%, reflecting the aforementioned factors affecting deposits along with a $32,000 increase in interest expense on borrowed money.

Interest paid on deposits during 1997 increased $1.1 million or 9.88% to $12.8 million from $11.6 million in 1996, as a result of increased average balances. While the average volume of interest-bearing deposits increased $31.7 million or 10.08% during 1997, the average rate paid on those deposits remained unchanged. During 1997 the average volume of time deposits increased $19.2 million, while the average rate paid on time deposits increased by 9 basis points. During 1997 the average volume of interest-bearing demand deposits increased $11.4 million or 15.25%, and the average rate paid on interest-bearing demand deposits increased by 20 basis points from 2.17% during 1996 to 2.37% in 1997. Interest expense on savings deposits decreased by $416,000 or 12.15%. During 1997 the average volume of savings deposits increased by $1.1 million, while the average rate paid on savings deposits decreased by 39 basis points from 2.99% during 1996 to 2.60% during 1997. Total interest expense increased $1.1 million or 9.65%, reflecting the aforementioned factors affecting deposits offset by a $10,000 decrease in interest expense on borrowed money.

NET INTEREST INCOME

Net interest income, typically the largest component of the Company's income, is the difference between interest and fees earned on loans and other interest earning assets, and interest paid on deposits and other funding sources.

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following table reflects the components of the Company's net interest income, setting forth for the years presented herein, (1) average assets, liabilities and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities,) and (5) the Company's net yield on interest-earning assets.

                                                                       Year Ended December 31,
                                    ----------------------------------------------------------------------------------------------
                                                1998                             1997                             1996
                                    ----------------------------    -----------------------------    -----------------------------
                                                         Average                          Average                          Average
                                              Interest    Rates                Interest    Rates                Interest    Rates
                                     Average   Income/   Earned/     Average    Income    Earned/     Average    Income/   Earned/
                                     Balance   Expense    Paid       Balance    Expense    Paid       Balance    Expense    Paid
                                    --------  --------  --------    --------   --------  --------    --------   --------  --------
                                                                        (Dollars in Thousands)
Interest-earnings assets:
  Loans(A)                          $296,081  $ 25,071      8.47%   $274,733   $ 23,502      8.55%   $246,355   $ 21,443      8.70%
  Taxable investment
   securities (B)                    123,728     7,256      5.86     125,396      7,710      6.15     121,389      7,455      6.14
  Tax-exempt investment
   securities                         35,353     1,586      4.49      27,002      1,244      4.61      22,994      1,091      4.74
  Federal funds sold                  19,276     1,022      5.30      17,526        949      5.41      14,044        742      5.28
                                    --------  --------              --------   --------              --------   --------
      Total interest-earning assets  474,438    34,935      7.36     444,657     33,405      7.51     404,782     30,731      7.59
                                              --------                         --------                         --------

Non-interest-earning assets:
  Allowance for loan losses           (3,815)                         (3,663)                          (3,528)
  Other assets                        44,003                          41,459                           36,596
                                    --------                        --------                         --------
      Total assets                  $514,626                        $482,453                         $437,850
                                    ========                        ========                         ========
Interest bearing liabilities:
   Interest-bearing demand
    deposits                        $ 99,313     2,499      2.52    $ 86,142      2,042      2.37    $ 74,741      1,619      2.17
   Savings and club deposits         116,146     2,767      2.38     115,622      3,009      2.60     114,546      3,425      2.99
   Time deposits                     143,530     7,547      5.26     144,259      7,710      5.34     125,056      6,569      5.25
   Borrowings                          3,959       196      4.95       3,263        164      5.03       3,750        174      4.64
                                    --------  --------              --------   --------              --------   --------
      Total interest-bearing
        liabilities                  362,948    13,009      3.58     349,286     12,925      3.70     318,093     11,787      3.71
                                              --------                         --------                         --------
Non-interest bearing liabilities:
   Demand deposits                    98,076                          84,619                           76,780
   Other liabilities                   2,865                           2,105                            2,290
Stockholders' equity                  50,737                          46,443                           40,687
                                    --------                        --------                         --------
      Total liabilities and
        stockholders' equity        $514,626                        $482,453                         $437,850
                                    ========                        ========                         ========
Net interest income/net
  interest spread (taxable
   equivalent basis)                          $ 21,926      3.78%              $ 20,480      3.81%              $ 18,944      3.88%
                                              ========  ========               ========  ========               ========  ========
Net yield on interest earning
  assets (C)                                                4.62%                            4.61%                            4.68%
                                                        ========                         ========                         ========

Code
(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans. Includes deferred loan fees.
(B)   Includes certificates of deposit and interest-bearing cash accounts.
(C)   Net interest income divided by average interest-earning assets.

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Volume/Rate Analysis

The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates. The table reflects the extent to which changes in the Company's interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

                                                           Year Ended December 31,
                                                           -----------------------
                                              1998 vs. 1997                       1997 vs. 1996
                                     --------------------------------    --------------------------------
                                           Increase                            Increase
                                          (Decrease)                          (Decrease)
                                       Due to change in       Total        Due to change in       Total
                                     --------------------    Increase    --------------------    Increase
                                      Volume       Rate     (Decrease)    Volume       Rate     (Decrease)
                                     --------    --------    --------    --------    --------    --------
                                                                (In Thousands)
Interest income:
  Loans                              $  1,793    $   (224)   $  1,569    $  2,434    $   (375)   $  2,059
  Taxable investment securities          (100)       (354)       (454)        243          12         255
  Tax-exempt investment securities        375         (33)        342         184         (31)        153
  Federal funds sold                       93         (20)         73         188          19         207
                                     --------    --------    --------    --------    --------    --------
        Total interest income           2,161        (631)      1,530       3,049        (375)      2,674
                                     --------    --------    --------    --------    --------    --------
Interest expense:
  Interest-bearing demand deposits        323         134         457         264         159         423
  Savings and club deposits                14        (256)       (242)         32        (448)       (416)
  Time deposits                           (41)       (122)       (163)      1,026         115       1,141
  Borrowings                               35          (3)         32         (24)         14         (10)
                                     --------    --------    --------    --------    --------    --------
        Total interest expense            331        (247)         84       1,298        (160)      1,138
                                     --------    --------    --------    --------    --------    --------
Net interest income                  $  1,830    $   (384)   $  1,446    $  1,751    $   (215)   $  1,536
                                     ========    ========    ========    ========    ========    ========

For the year ended 1998, net interest income increased $1.4 million to $21.9 million from $20.5 million in 1997. This increase was attributable to an increase in the volume of average net interest earning assets. A $16.1 million increase in the excess of average interest-earning assets over average interest-bearing liabilities was offset in part by a 3 basis point decrease in the net interest spread. The net yield on interest-earning assets increased to 4.62% in 1998 from 4.61% in 1997. For the year ended 1997, net interest income increased $1.54 million to $20.5 million from $18.9 million in 1996. This increase was attributable to an increase in the volume of average net interest earning assets. An $8.7 million increase in the excess of average interest-earning assets over average interest-bearing liabilities was offset in part by a 7 basis point decrease in both the net interest spread and the net yield on interest-earning assets.

--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The allowance for loan losses is established to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made by means of charges against current earnings and recoveries on loans previously charged to the allowance. The level of the allowance is determined by the loan review committee and Lakeland Board of Directors after con-sidering such elements as economic conditions, risk exposure, adequacy of collateral, and such other relevant factors.

On a quarterly basis, the loan review committee reviews a portion of the commercial loans and commercial mortgages in excess of $300,000 for asset quality and future, anticipated collectibility of each loan. Within the calendar year, all loans $300,000 and over are reviewed. Based on this review, a classifcation is determined for each loan. The various classifications range from the "highest" (loans with outstanding quality), to "solid", "special mention", "substandard", "doubtful", and "loss". Each of these classifications is then assigned a reserve percentage. These percentages range from .25% for the "high-est" quality loans to percentages such as 50% for "doubtful" or 100% for "loss". Once each loan is reviewed and assigned this reserve percentage, the percentage is multiplied by the outstanding loan balance, and then the total for all the loans over $300,000 is totaled.

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Loans delinquent over 90 days or loans which have been placed on a non-accrual status are independently reviewed regardless of loan balance. Depending on the collectibility of the loan along with the collateral maintained, a specific reserve is maintained for these loans.

Loans under $300,000, which are not reviewed, are also assigned a reserve percentage. Non-reviewed commercial loans and mortgage loans are assigned a percentage of .25% and consumer credit, home equity, and overdraft checking loans are assigned a percentage of .75%. A percentage of .25% is also assigned to letters of credit and unused commitments. The amount of the calculation of reserves necessary for the loans under $300,000 is added to those over $300,000, along with the specific reserves for delinquent and non-accrual loans, to arrive at an overall reserve total.

Once this process is completed, this calculation is then reported to the Board of Directors. The Board of Directors then determines the amount that should be maintained as adequate in the Reserve for Loan Losses. The amount that is maintained in the Reserve for Loan Losses consists of the amount calculated in the loan review process plus an amount which is kept as an excess reserve for unanticipated losses, which are always inherent in the loan portfolio.

The Board of Directors reviews actual experience as compared to the estimates arrived at by the process described above. From time to time, the Board of Directors may direct management to adjust this process or the percentages used (to the extent allowable by GAAP and applicable regulations) to better reflect actual loan loss experience.

At December 31, 1998, the allowance stood at $3,897,000, a $245,000 decrease from December 31, 1997, as the Company provided $698,000 to the allowance and had net charge-offs of $943,000. Of the $698,000 provision for loan losses, $534,000 was provided for in the fourth quarter of 1998 as the Company charged-off five commercial loans at year-end as well as increased the allowance. At December 31, 1997, the allowance stood at $4,142,000, a $557,000 increase from December 31, 1996, as the Company provided $1,026,000 to the allowance and had net charge-offs of $469,000. $735,000 of the total provided was done in the fourth quarter, as Metropolitan State Bank charged-off loans at year-end as well as provided for anticipated charge-offs prior to its acquisition by the Company. Based on its ongoing loan review process, its collateral positions, and its loss and recovery experience, the Company believes that its allowance for loan losses at December 31, 1998, was adequate. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. While it constitutes management's reasoned judgement, actual results could differ from management's determination, as a result of a variety of factors, such as economic distress within the Company's primary marketing area and unanticipated financial problems for the Company's significant borrowers.

At December 31, 1998, the allowance for loan losses as a percentage of total loans was 1.25%, as compared to 1.42% and 1.34% at December 31, 1997, and 1996, respectively.

OTHER INCOME

Other (i.e., non-interest) income increased $143,000 or 4.72% to $3.2 million in 1998 from $3.0 million in 1997 and represented 8.31% of total income for 1998. This increase was primarily attributable to an increase of $88,000 in the gain on disposition of securities.

Other (i.e., non-interest) income increased $351,000 or 13.15% to $3.0 million in 1997 from $2.7 million in 1996 and represented 8.30% of total income for 1997, an increase from 8.00% in 1996. This increase was primarily attributable to an increase in ATM fee income, included in service charges on deposit accounts.

OTHER EXPENSES

Other (i.e., non-interest) expenses in 1998 increased $1.2 million or 8.57% over 1997. Salaries and benefits, the largest component of other expenses, increased by $500,000 or 6.27%, due to branch expansion and normal salary increases. Occupancy expense increased $101,000 or 6.94%. The increase in this category resulted from expansion in the Company's branch network. Furniture and fixtures increased by $252,000 or 19.50%. The increase in this category resulted partially from an $84,000 or 36.74% increase in service agreements. This increase was due to the purchasing of maintenance contracts for imaging and computer equipment. Exclusive of this increase in service agreements, furniture and fixtures expense increased $168,000 or 15.77%. This aspect of the increase was due primarily to an increase in depreciation expense, resulting from the mid-1997 purchase of optical imaging equipment and the expansion of the Company's branch network. Legal expense increased $219,000 or 92.40%. This was due principally to legal costs incurred in connection with the Company's acquisition of Metropolitan State Bank. Other expense categories increased in the aggregate by $170,000 or 4.82%. This was due to increased costs incurred in operating the branch network and the Company's banking business.

Other (i.e., non-interest) expenses in 1997 increased $1.8 million or 14.31% over 1996. Salaries and benefits increased by $1.1 million or 15.17%. This increase was due to increased staffing levels and normal salary increases, as well as increased health benefit and pension costs. Occupancy expense increased $79,000 or 5.74%. Furniture and fixtures expense increased $118,000 or 10.05%. Increases in these two categories are due to costs incurred in operating the branch network, as well as the depreciating of the optical imaging equipment acquired in 1997. Legal expense increased $42,000 or 21.75%. This was due to increased legal costs incurred in

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

the Company's normal banking business. Other expense categories increased in the aggregate $525,000 or 17.46%. Significant sources of changes in other expenses were auditing and accounting expense, which increased $104,000 or 78.5%, consulting fees, which increased $152,000 or 727.5%, and stationery, supplies, and postage expense, which increased $145,000 or 18.64%. These increases were due largely to increased costs incurred in connection with the Company's acquisition of Metropolitan State Bank. Exclusive of these expenses, other expenses increased $124,000 or 6.0%. This was due to increased costs incurred in operating the branch network and the Company's banking business.

INCOME TAXES

The components of income taxes are summarized as follows (in thousands):

            Year Ended December 31,
           ------------------------
            1998     1997     1996
           ------   ------   ------
Current    $2,751   $2,854   $2,753
Deferred      165    <206>     <88>
           ------   ------   ------
           $2,916   $2,648   $2,665
           ======   ======   ======

The Company's effective income tax rate was 33.7%, 33.2%, and 33.3%, in the years ended December 31, 1998, 1997, and 1996, respectively.

--------------------------------------------------------------------------------

LOANS

The following table sets forth the classification of the Company's loans by major category as of December 31 for each of the last five years:

                                                                December 31,
                                       -------------------------------------------------------------
                                          1998         1997         1996         1995         1994
                                       ---------    ---------    ---------    ---------    ---------
                                                               (In Thousands)
Commercial                             $ 114,979    $ 109,163    $  96,321    $  84,693    $  79,978
Real estate mortgage                     113,627       96,911       95,538       83,688       78,551
Real estate construction                   5,251        7,696        2,473        2,097        1,687
Home equity and consumer installment      77,814       77,589       74,336       61,704       59,373
                                       ---------    ---------    ---------    ---------    ---------
              Total Loans                311,671      291,359      268,668      232,182      219,589
Less: Unearned income                       (178)        (214)        (122)        (118)         (69)
         Allowance for loan losses        (3,897)      (4,142)      (3,585)      (3,470)      (3,547)
                                       ---------    ---------    ---------    ---------    ---------
Net loans                              $ 307,596    $ 287,003    $ 264,961    $ 228,594    $ 215,973
                                       =========    =========    =========    =========    =========

The Company has not made loans to borrowers outside the United States.

--------------------------------------------------------------------------------

Commercial loans increased $6.4 million from December 31, 1997, to December 31, 1998, representing 36.9% of total loans at December 31, 1998, as compared to 37.3% at December 31, 1997. These loans are primarily to borrowers within the Company's market area.

Real estate (including construction) loans increased $14.3 million from December 31, 1997 to December 31, 1998, representing 38.1% of total loans at December 31, 1998, as compared to 35.9% at December 31, 1997.

Home equity and consumer installment loans decreased $389,000 from December 31, 1997, to December 31, 1998, representing 25.0% of total loans at December 31, 1998, as compared to 26.8% at December 31, 1997.

Rate sensitive loans of $50.4 million represented 16.2% of total loans at December 31, 1998, as compared to $52.5 million or 18.0% of total loans at December 31, 1997. These rate sensitive loans consist primarily of commercial loans of $43.0 million and home equity credit lines of $7.4 million that reprice with changes in the prime lending rate.

The following table sets forth certain categories of loans as of December 31, 1998, in terms of contractual maturity due:

                 Within    1 to 5   After 5
                -------   -------   -------   --------
                 1 Year    Years     Years      Total
                           (In Thousands)
Commercial      $64,831   $32,749   $17,399   $114,979
Real Estate
 Construction     5,084   $    --       167      5,251
                -------   -------   -------   --------
      Total     $69,915   $32,749   $17,566   $120,230
                =======   =======   =======   ========

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following table sets forth the dollar amount of all commercial and real estate construction loans due one year or more after December 31, 1998, which have pre-determined interest rates or adjustable interest rates:

                     1 to 5    After 5
                      Years     Years     Total
                     -------   -------   -------
                          (In Thousands)
Loans with
  fixed rates        $31,781   $17,558   $49,339
Loans with
  adjustable rates       968         8       976
                     -------   -------   -------
     Total           $32,749   $17,566   $50,315
                     =======   =======   =======

--------------------------------------------------------------------------------

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

The following schedule sets forth certain information regarding the Company's nonaccrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:

                                              December 31
                              ------------------------------------------
                               1998     1997     1996     1995     1994
                              ------   ------   ------   ------   ------
                                            (In Thousands)
Non-accrual loans (A)         $1,257   $2,007   $1,845   $2,366   $2,658
Past due loans (B)             4,248    1,400    2,200      679    1,039
Renegotiated loans (C)         1,468    1,529    2,567    2,325    1,740
                              ------   ------   ------   ------   ------
Total non-accrual, past due
  and Renegotiated loans       6,973    4,936    6,612    5,370    5,437
Other real estate owned        1,060      648      177      951    1,302
                              ------   ------   ------   ------   ------
Total                         $8,033   $5,584   $6,789   $6,321   $6,739
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

(B) Represents loans as to which payments of interest or principal are contractually past due ninety days or more, but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only when such loans are believed to be fully collectible.

(C) The loan portfolio includes loans whose terms have been renegotiated due to financial difficulties of borrowers. All such loans were performing in accordance with the renegotiated terms and, in management's view, do not present a significant risk of loss as of December 31, 1998.

There were no loans at December 31, 1998, other than those included in the above table, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as nonaccrual, past due or renegotiated at a future date.

At December 31, 1998, there were no concentrations of loans exceeding 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Non-accrual loans decreased $750,000 to $1,257,000 at December 31, 1998, from $2,007,000 at December 31, 1997. At December 31, 1998, non-accrual loans consisted of one mortgage loan, twelve commercial loans, and thirty-two consumer loans. All of these loans are in various stages of litigation, foreclosure, or workout.

Loans past due ninety days or more and still accruing increased $2.8 million to $4.2 million at December 31, 1998, from $1.4 million at December 31, 1997. This increase is primarily the result of the addition of two commercial loans, totaling $2.3 million, which are part of this category. The Company continues to accrue interest on both of these loans, which are past maturity but continue to make interest payments. They will become current upon renewal pending the receipt of documentation. At December 31, 1998, loans past due ninety days or more and still accruing consisted of three mortgage loans, nineteen commercial loans, and twenty-four consumer loans.

For 1998, the gross interest income that would have been recorded, had the loans classified at year-end as either non-accrual or renegotiated been performing in conformance with their original loan terms, would have been approximately $239,000. The amount of interest income actually recorded on those loans for 1998 was $127,000. The resultant income lost of $112,000 for 1998 compares to $175,000 and $182,000 for 1997 and 1996, respectively.

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

Loans, or portions thereof, are charged-off when it is deter-mined that a loss has occurred. Until such time, an allowance for loan loss is maintained for estimated losses. With regard to interest income recognition for payments received on impaired loans, as well as all non-accrual loans, the Company follows FDIC guidelines, which apply any payments to principal as long as there is doubt as to the collectibility of the loan balance.

As of December 31, 1998, based on the above criteria, the Company classified thirteen loans, totaling $2.2 million, as impaired. The impairment of these loans is measured using the present value of future cash flows for three renegotiated loans and is based on the fair value of the underlying collateral for the remaining ten loans. Based upon such evaluation, $381,000 has been allocated to the allowance for loan losses for impairment.

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following table sets forth for each of the five years ended December 31, 1998, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

                                                        Year Ended December 31,
                                            ---------------------------------------------
                                             1998      1997      1996      1995      1994
                                            ------    ------    ------    ------    ------
                                                         (Dollars in Thousands)
Balance of allowance at
   At beginning of year                     $4,142    $3,585    $3,470    $3,547    $3,455
                                            ------    ------    ------    ------    ------
Charge-offs:
   Commercial                                  834       466       451       119       339
   Installment                                 426       133       328       291       250
   Mortgage                                     --        --        70       217        23
                                            ------    ------    ------    ------    ------
         Total Charge-offs                  $1,260    $  599    $  849    $  627    $  612
                                            ------    ------    ------    ------    ------
Recoveries:
   Commercial                                  256        20        25       128        69
   Installment                                  61        77        31        65        65
   Mortgage                                     --        33        --        --        --
                                            ------    ------    ------    ------    ------
         Total Recoveries                   $  317    $  130    $   56    $  193    $  134
                                            ------    ------    ------    ------    ------
   Net Charge-offs                             943       469       793       434       478
                                            ------    ------    ------    ------    ------
Provision for loan losses                      698     1,026       908       357       570
                                            ------    ------    ------    ------    ------
Balance of allowance at end of year         $3,897    $4,142    $3,585    $3,470    $3,547
                                            ======    ======    ======    ======    ======
Ratio of net charge-offs to average loans
  outstanding                                 0.32%     0.17%     0.32%     0.19%     0.23%
Balance of allowance at end of year as a
  percentage of year end loans                1.25%     1.42%     1.34%     1.49%     1.62%

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

The Company regards the majority of the allowance as a general allowance which is available to absorb losses from all loans. How-ever, for the purpose of complying with disclosure requirements of the Securities and Exchange Commission, the table below presents an allocation of the allowance among various loan categories and sets forth the percentage of loans in each category to total loans. The allocation of the allowance as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.

--------------------------------------------------------------------------------

The following table sets forth the allocation of the allowance for loan losses at the dates indicated by category of loans:

                                                                    At December 31,
                       -----------------------------------------------------------------------------------------------------------
                              1998                  1997                  1996                  1995                  1994
                       -------------------   -------------------   -------------------   -------------------   -------------------
                                   Percent               Percent               Percent               Percent               Percent
                                     of                    of                    of                    of                    of
                        Amount    Total (1)   Amount    Total (1)   Amount    Total (1)   Amount    Total (1)   Amount    Total (1)
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (Dollars in Thousands)
Commercial             $  2,002      36.89   $  2,389      37.47   $  1,907      35.85   $  1,936      36.48   $  1,846      36.42
Real estate mortgage        999      36.46        796      33.26        717      35.56        628      36.04        786      35.77
Real estate
  construction               37       1.68         97       2.64         44       0.92         31       0.90         34       0.77
Home equity and
  Consumer
  Installment               859      24.97        860      26.63        917      27.67        875      26.58        881      27.04
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
                       $  3,897     100.00   $  4,142     100.00   $  3,585     100.00   $  3,470     100.00   $  3,547     100.00
                       ========   ========   ========   ========   ========   ========   ========   ========   ========   ========

(1) Represents the percentage of type of loan to total loans outstanding.

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

INVESTMENT SECURITIES

The Company has classified its investment securities into the available for sale and held to maturity categories pursuant to Statement No. 115 of the Financial Accounting Standards Board "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). For information, see notes to the Company's consolidated financial statements.

The following table sets forth the carrying value of the Company's investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years. Securities available for sale are stated at estimated fair value while securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                 December 31,
                        ------------------------------
                          1998       1997       1996
                        --------   --------   --------
                                (In Thousands)
U.S. Treasury           $ 61,696   $ 65,253   $ 63,442
U.S. Government
  agencies                47,581     44,082     36,846
Mortgage-backed
  securities               5,462      7,941      8,033
States and political
  subdivisions            43,293     34,760     22,939
Other debt securities     20,226      3,007      6,447
Equity securities          5,892      4,300      3,175
                        --------   --------   --------
       Totals           $184,150   $159,343   $140,882
                        ========   ========   ========

Included in equity securities is the Company's investment in High Point Financial stock, which had a carrying value of $5,594,000, $4,002,000, and $2,926,000 in 1998, 1997, and 1996, respectively.

The following tables present the estimated fair values and unrealized gains and losses on investment securities at December 31, 1998:

SECURITIES AVAILABLE FOR SALE

                                     December 31, 1998
                        -------------------------------------------
                                      Gross Unrealized
                         Amortized   -----------------    Carrying
                           Cost       Gains     Losses      Value
                        ----------   -------   -------   ----------
                                       (In Thousands)
U.S. Treasury           $   28,552   $   587   $    19   $   29,120
U.S. Government
  agencies                  25,719        62       110       25,671
Mortgage-backed
  securities                 3,279        32        14        3,297
States and political
  subdivisions              38,456       384        60       38,780
Other debt securities       14,163        25       100       14,088
Equity security              1,503     4,389        --        5,892
                        ----------   -------   -------   ----------
       Totals           $  111,672   $ 5,479   $   303   $  116,848
                        ==========   =======   =======   ==========

Included in equity securities is the Company's investment in High Point Financial stock, which had a $1,205,000 amortized cost and a $5,594,000 carrying value at December 31, 1998. Proceeds from sales of securities available for sale totaled $20,182,000, during the year ended December 31, 1998. No sales of High Point common stock were made during the period. Gross gains of $143,000 were realized on those transactions.

SECURITIES HELD TO MATURITY

                                    December 31, 1998
                       -------------------------------------------
                                     Gross Unrealized
                        Amortized   -----------------    Carrying
                          Cost       Gains     Losses      Value
                       ----------   -------   -------   ----------
                                      (In Thousands)
U.S. Treasury          $   32,576   $   630   $    --   $   33,206
U.S. Government
  agencies                 21,910       317        27       22,200
Mortgage-backed
  securities                2,165        23         5        2,183
States and political
  subdivisions              4,513        78        --        4,591
Other                       6,138         6        53        6,091
                       ----------   -------   -------   ----------
       Totals          $   67,302   $ 1,054   $    85   $   68,271
                       ==========   =======   =======   ==========

There were no sales of securities held to maturity during the year ended December 31, 1998. Proceeds from repayments on and maturities of securities held to maturity during the year-ended December 31, 1998, totaled $14,995,000.

Securities available for sale with a carrying value of approximately $12,494,000 at December 31, 1998, were pledged to secure public deposits and for other purposes required by applicable law and regulations.

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of all debt securities, both available for sale and held to maturity as of December 31, 1998:

                                                                  After      After
                                                                 1 Year     5 Years
                                                     Within    But Within  But Within   After 10
                                                     1 Year      5 Years    10 Years      Years       Total
                                                    --------    --------    --------    --------    --------
                                                                     (Dollars In Thousands)
U.S. Treasury securities:
   Book value                                       $ 14,403    $ 47,293    $     --    $     --    $ 61,696
   Yield                                                6.06%       6.02%         --%         --%       6.03%
Obligations of U.S. Government Agencies:
   Book value                                       $ 11,784    $ 30,159    $  3,059    $  2,579    $ 47,581
   Yield                                                6.00%       5.57%       6.52%       6.76%       5.80%
Mortgage-backed securities:
   Book value                                       $    890    $    234    $    575    $  3,763    $  5,462
   Yield                                                5.99%       6.20%       5.92%       5.76%       5.83%
Obligations of States and Political Subdivisions:
   Book value                                       $  9,682    $ 13,477    $ 13,545    $  6,589    $ 43,293
   Yield                                                5.57%       5.89%       6.21%       6.61%       6.03%
Other securities:
   Book value                                       $    802    $ 18,711    $    513    $    200    $ 20,226
   Yield                                                6.53%       5.61%       5.34%       6.66%       5.65%
Total book value                                    $ 37,561    $109,874    $ 17,692    $ 13,131    $178,258
                                                    ========    ========    ========    ========    ========
Weighted average yield                                  5.93%       5.81%       6.23%       6.39%       5.92%
                                                    ========    ========    ========    ========    ========

--------------------------------------------------------------------------------

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of debt securities available for sale as of December 31, 1998:

                                                                  After      After
                                                                 1 Year     5 Years
                                                     Within    But Within  But Within   After 10
                                                     1 Year      5 Years    10 Years      Years       Total
                                                    --------    --------    --------    --------    --------
                                                                (Dollars In Thousands)
U.S. Treasury securities:
   Book value                                       $  5,055    $ 24,065    $     --    $     --    $ 29,120
   Yield                                                6.20%       5.97%         --%         --%       6.01%
Obligations of U.S. Government Agencies:
   Book value                                       $  7,028    $ 13,005    $  3,059    $  2,579    $ 25,671
   Yield                                                6.01%       5.25%       6.52%       6.76%       5.76%
Mortgage-backed securities:
   Book value                                       $    890    $    234    $    213    $  1,960    $  3,297
   Yield                                                5.99%       6.20%       6.30%       6.71%       6.45%
Obligations of States and Political Subdivisions:
   Book value                                       $  8,870    $ 11,027    $ 12,394    $  6,489    $ 38,780
   Yield                                                5.58%       5.88%       6.18%       6.57%       6.02%
Other securities:
   Book value                                       $    802    $ 13,286    $     --    $     --    $ 14,088
   Yield                                                6.53%       5.56%         --%         --%       5.61%
                                                    --------    --------    --------    --------    --------
Total book value                                    $ 22,645    $ 61,617    $ 15,666    $ 11,028    $110,956
                                                    ========    ========    ========    ========    ========
Weighted average yield                                  5.90%       5.71%       6.25%       6.64%       5.92%
                                                    ========    ========    ========    ========    ========

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of debt securities held to maturity as of December 31, 1998.

                                                                  After      After
                                                                 1 Year     5 Years
                                                     Within    But Within  But Within   After 10
                                                     1 Year      5 Years    10 Years      Years       Total
                                                    --------    --------    --------    --------    --------
                                                                     (Dollars In Thousands)
U.S. Treasury securities:
   Book value                                       $  9,348    $ 23,228    $     --    $     --    $ 32,576
   Yield                                                5.99%       6.08%         --%         --%       6.05%
Obligations of U.S. Government Agencies:
   Book value                                       $  4,756    $ 17,154    $     --    $     --    $ 21,910
   Yield                                                6.00%       5.82%         --%         --%       5.86%
Mortgage-backed securities:
   Book value                                       $     --    $     --    $    362    $  1,803    $  2,165
   Yield                                                  --%         --%       5.69%       4.73%       4.89%
Obligations of States and Political Subdivisions:
   Book value                                       $    812    $  2,450    $  1,151    $    100    $  4,513
   Yield                                                5.57%       5.93%       6.49%       9.09%       6.08%
Other securities:
   Book value                                       $     --    $  5,425    $    513    $    200    $  6,138
   Yield                                                  --%       5.75%       5.34%       6.66%       5.74%
                                                    --------    --------    --------    --------    --------
   Total book value                                 $ 14,916    $ 48,257    $  2,026    $  2,103    $ 67,302
                                                    ========    ========    ========    ========    ========
   Weighted average yield                               5.97%       5.94%       6.06%       5.12%       5.93%
                                                    ========    ========    ========    ========    ========

For further information, regarding the Company's investment securities, see Notes to the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------

DEPOSITS

The following table sets forth the average amounts of various types of deposits for each of the three years ended December 31:

                         1998       1997       1996
                       --------   --------   --------
                               (In Thousands)
Non-interest-bearing
  demand deposits      $ 98,076   $ 84,619   $ 76,780
Interest-bearing
  demand deposits        99,313     86,142     74,741
Savings deposits        116,146    115,622    114,546
Time deposits           143,530    144,259    125,056
                       --------   --------   --------
       Total           $457,065   $430,642   $391,123
                       ========   ========   ========

As of December 31, 1998, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

       Three months or less                     $11,841
       Over three months through six months       5,429
       Over six months through twelve months      7,409
       Over twelve months                         4,404
                                                -------
              Total                             $29,083
                                                =======

LIQUIDITY

The Company's primary sources of liquidity are deposits, asset maturities, and funds provided from operations. At December 31, 1998, liquid assets, consisting of cash and due from banks, federal funds sold, certificates of deposit and investment securities that mature within one year, amounted to $71.9 million. The maturity schedule of the investment portfolio, at carrying value, indicates that 21.1% of the debt securities included in the portfolio mature within one year, and 82.7% mature within five years. For additional information regarding the investment portfolio, see Notes to Consolidated Financial Statements.

The $491,609 deficit in undivided profits contained in the December 31, 1998 consolidated financial statements is the result of a bookkeeping entry charging undivided profits $10,619,797 in connection with the Company's accounting for its 100% stock dividend distributed on October 1, 1998. The offsetting bookkeeping entry increased the Company's capital account by the same $10,619,797. The Company's Board of Directors decided to reverse this accounting treatment of the stock dividend starting with the Company's financial statements

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

for the first quarter of 1999 thereby moving the $10,619,797 from the capital stock account to the undivided profits account so that the financial statements will more accurately reflect the Company's financial condition.

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below:

                                             Year Ended
                                        --------------------
                                            December 31,
                                        --------    --------
                                          1998        1997
                                           (In Thousands)
Cash and cash equivalents at
  beginning of period                   $ 41,168    $ 33,450
                                        --------    --------
Operating activities:
  Net income                               5,725       5,321
  Adjustments to reconcile net
   income to net cash provided
   by operating activities                 1,359       3,678
                                        --------    --------
Net cash provided by operating
  activities                               7,084       8,999
Net cash used in investing activities    (46,747)    (43,809)
Net cash provided by financing
  activities                              33,564      42,528
                                        --------    --------
Net (decrease) increase in cash
  and equivalents                         (6,099)      7,718
                                        --------    --------
Cash and cash equivalents at
  end of period                         $ 35,069    $ 41,168
                                        ========    ========

Cash and cash equivalents decreased by $6.1 million during 1998. Such decrease resulted from investing activities, which used $46.7 million in cash flow, where $21.4 million was invested in the loan portfolio and $23.5 million was invested in the investment portfolio. Net cash of $33.6 million was provided in financing activities primarily due to deposit inflow of $35.4 million, which was partially offset by $2.4 million used in payment of cash dividends paid on common stock.

Operating activities produced $7.1 million of cash flow, $5.7 million of which was derived from net income.

The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. At December 31, 1998, the Company has outstanding loan origination commitments of $59.2 million. Time deposits that mature in one year or less, at December 31, 1998, totaled $130.5 million. Management believes that a substantial portion of such deposits will remain with the Company. The first sentence in this paragraph constitutes a Forward Looking Statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company's assessment of rate sensitive assets and rate sensitive liabilities and relating to the extent to which market factors indicate that a financial institution such as the Company should match such assets and liabilities.

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

DISCUSSION OF MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Based upon the Company's nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

The Company's Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This Policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. The Company's performance as compared to the Asset/Liability Policy is monitored by the Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Asset/Liability Committee, consisting of the Chief Executive Officer, Treasurer, Controller and certain other senior officers. This committee meets monthly to review the Company's financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

The following discusses the three primary components in interest rate risk management strategy:

Assets

The Company's largest asset component is the loan portfolio. This portfolio consists of residential and commercial mortgage loans, commercial loans, and consumer loans. The Company's borrowers are concentrated in the Company's trading area in northern New Jersey and are subject to risks associated with the local economy. Both fixed rate and variable rate products are offered. As of December 31, 1998, approximately $50.4 million or 16.2% of the loan portfolio were variable rate loans.

The Company's investment portfolio provides a source of liquidity to support funding needs. The portfolio is classified into "available for sale" and "held to maturity" categories. The "available for sale" category, which totalled $116.8 million at December 31, 1998, is available for liquidity needs when necessary. The "held to maturity" category, which totaled $67.3 million at December 31, 1998, is available for liquidity when bonds mature. Approximately $37.6 million or 20% of the investment portfolio matures within one year and approximately $147.4 million or 80% of the portfolio matures within five years. U.S. Treasury and Agency securities with a predominant maximum maturity of five years represented approximately $109.3 million or 59% of the portfolio at December 31, 1998. Of the remaining $74.9 million of the investment securities portfolio, approximately $43.3 million are invested in State, County, and Municipal securities with a predominant maturity of under ten years.

Deposit Liabilities

The Company's banks, traditional community-based commercial banks, are largely dependent upon their base of competitively priced core deposits. Core deposits, which consist of all deposits except certificates of deposit, provide stability on the liability side of the balance sheet. The Company believes that its banks have retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 1998, were $334.7 million or 68% of total deposits. The balance of certificates of deposit at December 31, 1998, was $154.2 million or 32% of total deposits. Of the $154.2 million outstanding, $130.5 million or 85% mature within one year.

Wholesale Funds

The Company does not accept brokered deposits as a source of funds and has no plans to do so in the future. In the event there is a short-term need for funds, the Company has established federal funds lines of credit with several of its correspondent banks. However, the Company has rarely utilized these borrowing arrangements.

Depending on the existing interest rate environment, the Company has various alternatives to mitigate interest rate exposure. If the Company is attempting to reduce exposure to adverse consequences from rising interest rates, the strategy might be to either make more variable-rate loans and fewer fixed-rate loans or offer more competitive rates on long and medium-term certificates of deposit and less competitive rates on short-term certificates of deposit. If the Company is attempting to reduce exposure to adverse consequences from falling interest rates, the strategy might be to make fewer variable-rate loans and more fixed-rate loans or offer more competitive rates on short term certificates of deposit and less competitive rates on long-term certificates of deposit.

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following table sets forth the estimated maturity/repricing structure of the Company's interest earning assets and interest-bearing liabilities at December 31, 1998. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The table does not assume any prepayment of fixed-rate loans. The Company has assumed that all interest-bearing demand accounts and savings accounts will reprice or mature within five years. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Company's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

                                                                           December 31, 1998
                                                     --------------------------------------------------------------
                                                                    More
                                                                 Than Three    More Than
                                                       Three        Months     One Year
                                                      Months       Through      Through     More Than
                                                      or Less      One Year    Five Years   Five Years      Total
                                                     ---------    ---------    ----------   ----------    ---------
                                                                         (Dollars in Thousands)
Interest-earning assets:
   Loans (1):
     Adjustable and floating rate commercial         $  42,453    $      22     $     494    $      --    $  42,969
     Fixed rate commercial                              12,495       12,409        33,725       13,305       71,934
     Real estate mortgage                                6,668       10,069        36,802       59,725      113,264
     Real estate construction                            4,506          578            --          167        5,251
     Installment and other                              12,630       10,282        37,406       17,757       78,075
   Investment securities                                16,120       31,885       109,689       26,456      184,150
   Other investments (2)                                10,929          150            --           --       11,079
                                                     ---------    ---------     ---------    ---------    ---------
         Total interest-earning assets                 105,801       65,395       218,116      117,410      506,722
                                                     ---------    ---------     ---------    ---------    ---------
Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand                            16,250       24,947        58,154           --       99,351
     Savings                                            16,600       16,202        95,404           --      128,206
     Time                                               39,682       90,921        23,624           --      154,227
   Borrowed money                                        2,896          899            --           --        3,795
                                                     ---------    ---------     ---------    ---------    ---------
         Total interest-bearing liabilities             75,428      132,969       177,182           --      385,579
                                                     ---------    ---------     ---------    ---------    ---------
GAP during the period                                $  30,373    $ (67,574)    $  40,934    $ 117,410    $ 121,143
                                                     =========    =========     =========    =========    =========
Cumulative GAP                                       $  30,373    $ (37,201)    $   3,733    $ 121,143
                                                     =========    =========     =========    =========
Interest-sensitive assets as a percent of
  interest-sensitive liabilities (cumulative)           140.27%       82.15%       100.97%      131.42%
Cumulative interest-sensitive assets
  as a percent of total assets                           19.29%       31.21%        70.97%       92.37%
Ratio of GAP to total assets                              5.54%      (12.32)%        7.46%       21.40%
Ratio of cumulative GAP to total assets                   5.54%       (6.78)%        0.68%       22.08%

(1)   Loans are stated net of unearned income.

(2) Other investments consist of federal funds sold and interest-bearing deposits in banks.

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

CAPITAL RESOURCES

Stockholders' equity increased $4.65 million to $53.3 million at December 31, 1998, from $48.7 million at December 31, 1997, reflecting net income during the year of $5.7 million, dividends to stockholders of $2.4 million, an unrealized securities gain, net of deferred income taxes, of $1,031,000, net proceeds of $470,000 from the issuance of common stock, and net disburse-ment from the purchase of treasury stock of $129,000.

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

The following table reflects the Company's capital ratios as of December 31, 1998:

Risk-Based Capital Ratios:

                                         Amount    Ratio
                                        -------   -------
Actual Tier I Capital                   $50,216     15.58%
Tier I Capital minimum amount            12,894      4.00%
                                        -------   -------
Excess                                  $37,322     11.58%
                                        =======   =======
Actual Combined Tier I and
  Tier II Capital                       $53,732     16.67%
Combined Tier I and Tier II
  Capital minimum requirement            25,789      8.00%
                                        -------   -------
Excess                                  $27,943      8.67%
                                        =======   =======
Leverage Ratio:
Actual Tier I Capital to average
  fourth quarter assets                 $50,216      9.33%
Minimum leverage target *                     *         *
                                        -------   -------
Excess                                  $     *         *%
                                        =======   =======

* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company or its bank subsidiaries as of December 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997 the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and the presentation of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Statement 130 was implemented effective January 1, 1998, and did not have a material impact on the Company.

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial periods beginning after December 15, 1997, and does not have a material impact on the Company.

In April 1998, the FASB issued SFAS 132, "Employers Disclosures About Pensions and Other Post Retirement Benefits" (Statement 132). Statement 132 standardizes the disclosure requirements for these plans and it requires additional information about changes in the benefit obligations and fair value of plan assets. Statement 132 is effective for fiscal years beginning after December 15, 1997, and information for previous periods presented for comparative purposes is required to be restated. Statement 132 does not change measurement or recognition standards for these plans and is only disclosure related, therefore its implementation had no impact on the Company's financial condition or results of operations.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Statement 133 supersedes Statement 80, "Accounting for Futures Contracts", Statement 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and Statement 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends Statement 107, "Disclosure about Fair Value of Financial Instruments" to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not have any derivative instruments or similar contracts, the implementation of Statement 133 will

LAKELAND BANCORP. INC., and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

have no impact on the Company's financial condition or results of operations.

Statement 133 has a provision that at the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale category or the trading category. The unrealized holding gain or loss on a held-to-maturity security transferred to another category at the date of initial application shall be reported in net income or accumulated other comprehensive income consistent with the requirements of paragraphs 15(b) and 15(c) of Statement 115. Statement 133 states that transfers from the held-to-maturity category at the date of initial adoption shall not call into question an entity's intent to hold other debt securities to maturity in the future.

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

The Company has formed a committee of representatives from its various areas to monitor this project. This committee has prepared a schedule of vendors that supply the company with various products and services. This listing of vendors was then put into priority order, determining how critical the vendor is to the continuance of the Company's daily operations. Finally, the status as to the stage of completion of each vendor is charged. (The five stages in the process are awareness, assessment, renovation, validation, and implementation.) All vendors listed as "highest priority", which the Company considers to be critical to daily operations, completed the five stages by December 31, 1998. Included in this grouping of "highest priority" are vendors which provide and support hardware and software for all critical aspects of the Company's information technology systems. Other less mission critical vendors will be completed in the first quarter of 1999. As part of this project, the Company is also requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance.

The Company recognizes that any Year 2000 failure on the part of its customers could result in additional expense or loss. In this regard, the Company has sent a letter to its significant commercial borrowers to determine their readiness for the Year 2000 and will monitor their responses. Additionally, a brochure was sent to all demand deposit customers to make them aware of the Year 2000 issue and the Company's concern regarding the same. The Company will also prepare contingency plans in the event there are any system interruptions. The Company believes that its costs related to Year 2000 will be approximately $75,000. At December 31, 1998, the Company had expensed approximately $36,000 relating to its Year 2000 project.

There can be no assurances, however, that the plan developed in the Year 2000 project or the performance by the Company's vendors will be effective to remedy all potential problems. To the extent the Company's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Company's business, financial condition, results of operations or business prospects.

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

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risks

"Management's Discusssion and Analysis of Financial Condition and Results of Operations"

Item 8 - Financial Statements and Supplementary Data

LAKELAND BANCORP. INC., and Subsidiaries

Independent Auditor's Report
--------------------------------------------------------------------------------

                       [LETTERHEAD OF RADICS & CO., LLC]

To the Board of Directors and Stockholders
Lakeland Bancorp, Inc.

We have audited the accompanying consolidated statements of condition of Lakeland Bancorp, Inc. (the "Corporation") and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. We did not audit the financial statements of Metropolitan State Bank, a wholly-owned subsidiary, which statements reflect at December 31, 1998 and 1997, total assets constituting 18 percent and 19 percent, respectively, and, for each of the years in the three-year period ended December 31, 1998, total income of 19 percent, 18 percent and 17 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Metropolitan State Bank, is based solely on the reports of the other auditors. The auditors report on the financial statements of Metropolitan State Bank for the year ended December 31, 1996 does not cover the restatement of net income per common share upon the implementation in 1997 of Statement of Financial Accounting Standards ("SFAS") No. 128 and the restatement to present comprehensive income upon the implementation in 1998 of SFAS No. 130. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to in the second preceding paragraph present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

We also audited the adjustments applied, as they relate to the financial statements of Metropolitan State Bank for the year ended December 31, 1996, to restate net income per common share and to present comprehensive income. In our opinion, such adjustments are appropriate and have been properly applied.

January 11, 1999


                                                           /s/ Radics & Co., LLC

LAKELAND BANCORP. INC., and Subsidiaries

Consolidated Statements of Condition
--------------------------------------------------------------------------------

                                                                                  December 31,
                                                                        ------------------------------
                                                                             1998             1997
                                                                        ------------------------------
Assets
Cash and due from banks                                                 $  24,193,899    $  28,443,103
Federal funds sold                                                         10,875,000       12,725,000
------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                            35,068,899       41,168,103
Certificates of deposit                                                       204,033          101,768
Securities available for sale, at estimated fair value                    116,847,825      102,333,878
Securities held to maturity; estimated fair value of
   $68,271,000 in 1998 and $57,372,000 in 1997                             67,302,146       57,009,136
Loans                                                                     307,596,324      287,003,467
Premises and equipment                                                     14,260,225       13,812,631
Accrued interest receivable                                                 4,414,733        4,210,406
Other assets                                                                2,863,222        2,085,816
------------------------------------------------------------------------------------------------------
           Total assets                                                 $ 548,557,407    $ 507,725,205
======================================================================================================

Liabilities and Stockholders' Equity

Liabilities
Deposits:
   Non-interest-bearing demand                                          $ 107,097,017    $  97,491,314
   Savings and interest-bearing demand                                    225,894,802      208,419,317
   Club accounts                                                            1,661,786        1,698,523
   Time under $100,000                                                    125,144,292      122,252,678
   Time of $100,000 and over                                               29,082,870       23,608,695
------------------------------------------------------------------------------------------------------
           Total deposits                                                 488,880,767      453,470,527
Borrowed money                                                              3,795,114        3,535,792
Other liabilities                                                           2,567,989        2,056,637
------------------------------------------------------------------------------------------------------
           Total liabilities                                              495,243,870      459,062,956
======================================================================================================

Commitments                                                                        --               --

Stockholders' Equity
Common stock (par value $2.50 per share)
   Authorized shares 14,806,718 in 1998 and 7,403,359 in 1997; issued shares 8,511,588 in 1998 and 4,239,861 in 1997; outstanding
   shares 8,502,988 in 1998 and 4,239,861 in 1997                          21,278,970       10,599,653
Surplus                                                                    29,557,747       29,147,426
(Accumulated deficit) undivided profits                                      (491,609)       6,849,079
Accumulated other comprehensive income, net of income tax                   3,097,429        2,066,091
Treasury stock, at cost; 8,600 shares                                        (129,000)              --
------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                      53,313,537       48,662,249
------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                   $ 548,557,407    $ 507,725,205
======================================================================================================

See accompanying notes to consolidated financial statements.

LAKELAND BANCORP. INC., and Subsidiaries

Consolidated Statements of Income
--------------------------------------------------------------------------------

                                                                     Year Ended December 31,
                                                            ---------------------------------------
                                                                1998          1997          1996
                                                            ---------------------------------------
Interest Income:
   Loans and fees                                           $25,070,997   $23,501,595   $21,442,534
   Federal funds sold                                         1,022,314       948,964       741,574
   Investments securities:
      U.S. Treasury                                           3,910,071     4,187,778     4,072,688
      U.S. Government agencies                                2,819,773     3,149,005     2,813,594
      State and political subdivisions                        1,586,486     1,243,756     1,091,139
      Other                                                     525,157       373,920       569,419
---------------------------------------------------------------------------------------------------
           Total interest income                             34,934,798    33,405,018    30,730,948
---------------------------------------------------------------------------------------------------
Interest Expense:
   Deposits                                                  12,813,023    12,761,155    11,613,464
   Borrowed money                                               195,980       163,621       173,661
---------------------------------------------------------------------------------------------------
           Total interest expense                            13,009,003    12,924,776    11,787,125
---------------------------------------------------------------------------------------------------
      Net interest income                                    21,925,795    20,480,242    18,943,823
PROVISIONS FOR LOAN LOSSES                                      698,377     1,025,664       907,697
---------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses    21,227,418    19,454,578    18,036,126
---------------------------------------------------------------------------------------------------
Other Income:
   Service charges on deposit accounts                        2,410,357     2,400,649     2,152,637
   Gain (loss) on dispositions of securities                    142,858        55,239        24,108
   Other                                                        611,999       566,642       494,444
---------------------------------------------------------------------------------------------------
           Total other income                                 3,165,214     3,022,530     2,671,189
---------------------------------------------------------------------------------------------------
Other Expenses::
   Salaries and benefits                                      8,484,565     7,984,130     6,932,458
   Occupancy, net                                             1,561,020     1,459,668     1,380,403
   Furniture and equipment                                    1,546,438     1,294,073     1,175,864
   Stationary, supplies and postage                             967,276       924,934       779,641
   Legal fees                                                   455,340       236,665       194,392
   Other                                                      2,736,844     2,608,807     2,228,890
---------------------------------------------------------------------------------------------------
           Total other expenses                              15,751,483    14,508,277    12,691,648
---------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    8,641,149     7,968,831     8,015,667
INCOME TAXES                                                  2,915,794     2,648,109     2,665,326
---------------------------------------------------------------------------------------------------
NET INCOME                                                  $ 5,725,355   $ 5,320,722   $ 5,350,341
===================================================================================================
Net income per common share - basic and diluted             $      0.67   $      0.63   $      0.64
===================================================================================================
Weighted average number of common shares outstanding:
   Basic                                                      8,492,953     8,404,528     8,304,142
   Diluted                                                    8,492,953     8,435,377     8,337,068
===================================================================================================

See accompanying notes to consolidated financial statements.

LAKELAND BANCORP. INC., and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                                                                Undivided                Accumulated
                                                                                 Profits                    Other         Total
                           Number of     Common    Comprehensive              (Accumulated    Treasury  Comprehensive  Stockholders'
                             Shares       Stock        Income      Surplus       Deficit)       Stock       Income        Equity
                           ---------   -----------   ----------  -----------   -----------    ---------   ----------   -----------
Balance,
  December 31, 1995        3,827,847   $ 9,569,618               $21,082,355   $ 6,693,400    $      --   $1,254,642   $38,600,015
Net income                        --            --   $5,350,341           --     5,350,341           --           --     5,350,341
                                                     ----------
Other comprehensive
  income, net of income
  taxes:
     Unrealized loss on
     securities available
     for sale                                           (25,857)
     Reclassification
     adjustment for gains
     included in income                                 (14,270)
                                                     ----------
Other comprehensive
  income                                                (40,127)          --                         --      (40,127)      (40,127)
                                                     ----------
Comprehensive income                                 $5,310,214
                                                     ==========
Stock dividend                66,185       165,462                 1,422,978    (1,588,440)          --           --            --
Stock issuances               62,451       156,128                 1,216,381            --           --           --     1,372,509
Cash dividend                     --            --                        --    (1,703,641)          --           --    (1,703,641)
                           ---------   -----------               -----------   -----------    ---------   ----------   -----------
Balance,
  December 31, 1996        3,956,483     9,891,208                23,721,714     8,751,660           --    1,214,515    43,579,097
Net income                        --            --   $5,320,722           --     5,320,722           --           --     5,320,722
                                                     ----------
Other comprehensive
  income, net of income
  taxes:
     Unrealized gain on
     securities available
     for sale                                           885,043
     Reclassification
     adjustment for gains
     included in income                                 (33,467)
                                                     ----------
Other comprehensive
  income, net of income           --            --      851,576           --            --           --      851,576       851,576
                                                     ----------
Comprehensive income                                 $6,172,298
                                                     ==========
Stock dividend               227,693       569,233                 4,666,062    (5,235,295)          --           --            --
Stock issuances               55,685       139,212                   759,650            --           --           --       898,862
Cash dividend                     --            --                        --    (1,988,008)          --           --    (1,988,008)
                           ---------   -----------               -----------   -----------    ---------   ----------   -----------
Balance,
  December 31, 1997        4,239,861    10,599,653                29,147,426     6,849,079           --    2,066,091    48,662,249
Net Income                        --            --   $5,725,355           --     5,725,355           --           --     5,725,355
                                                     ----------
Other comprehensive
  income, net of income
  taxes:
     Unrealized gain on
     securities available
     for sale                                         1,118,196
     Reclassification
     adjustment for gains
     included in income                                 (86,858)
                                                     ----------
Other comprehensive
  income                          --            --    1,031,338           --            --           --    1,031,338     1,031,338
                                                     ----------
Comprehensive income                                 $6,756,693
                                                     ==========
Stock dividend             4,247,919    10,619,797                        --   (10,619,797)          --           --            --
Stock issuances               23,808        59,520                   410,321            --           --           --       469,841
Purchase of treasury
  stock                           --            --                        --            --     (129,000)          --      (129,000)
Cash dividends                    --            --                        --    (2,446,246)          --           --    (2,446,246)
                           ---------   -----------               -----------   -----------    ---------   ----------   -----------
Balance
  December 31, 1998        8,511,588   $21,278,970               $29,557,747   $  (491,609)   $(129,000)  $3,097,429   $53,313,537
                           =========   ===========               ===========   ===========    =========   ==========   ===========

See accompanying notes to consolidated financial statements.

LAKELAND BANCORP. INC., and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                         Year Ended December 31,
                                                                               --------------------------------------------
                                                                                   1998            1997            1996
                                                                               --------------------------------------------
Cash flows from operating activities:
   Net income                                                                  $  5,725,355    $  5,320,722    $  5,350,341
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Net amortization of premiums, discounts and deferred
          loan fees and costs                                                       463,389       1,057,452       1,407,563
       Depreciation and amortization                                              1,106,581         980,607         900,991
       Provision for loan losses                                                    698,377       1,025,664         907,697
       Gain on sales and calls of securities                                       (142,858)        (55,239)        (24,108)
       Gain on sale of student loans                                                     --         (10,604)             --
       Gain on dispositions of premises and equipment                                    --              --         (54,452)
       (Gain) loss on sales of other real estate owned                               (9,634)         16,576          24,468
       Deferred federal income tax (benefit)                                        165,336        (206,391)        (87,890)
       (Increase) decrease in accrued interest receivable                          (204,327)       (173,939)         19,514
       (Increase) in other assets                                                  (525,329)        (99,056)       (226,954)
       (Decrease) increase in other liabilities                                    (192,480)      1,143,353          (1,128)
---------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                            7,084,410       8,999,145       8,216,042
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Net change in certificates of deposit                                           (102,265)         98,232        (200,000)
   Proceeds from repayments on and maturities of
     securities available for sale                                               44,651,498      36,134,181      25,553,182
   Proceeds from sales of securities available for sale                          20,182,000      15,829,622       8,999,037
   Purchases of securities available for sale                                   (87,849,435)    (70,420,721)    (36,746,204)
   Proceeds from repayments on and maturities of
     securities held to maturity                                                 14,995,000      18,004,462      23,731,751
   Purchases of securities held to maturity                                     (15,479,509)    (17,482,870)    (21,064,358)
   Net  increase in loans                                                       (21,708,126)    (24,537,564)    (36,592,461)
   Purchase of loans                                                                     --      (2,854,877)             --
   Sale of loans and participation interest in loan                                 312,069       3,378,045              --
   Proceeds from dispositions of premises and equipment                                  --              --          64,539
   Additions to premises and equipment                                           (1,826,258)     (2,218,697)     (2,550,872)
   Net decrease in other real estate owned                                           77,255         260,393         830,204
---------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                              (46,747,771)    (43,809,794)    (37,975,182)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                                    $ 35,410,240    $ 43,739,852    $ 17,712,957
   Net increase (decrease) in short-term borrowings                                 259,322         199,554      (2,053,304)
   Repayment of mortgage payable                                                         --        (322,000)             --
   Proceeds from common stock issuances                                             469,841         898,862       1,372,509
   Purchase of treasury stock                                                      (129,000)             --              --
   Cash dividends paid on common stock                                           (2,446,246)     (1,988,008)     (1,703,641)
---------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                           33,564,157      42,528,260      15,328,521
---------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                             (6,099,204)      7,717,611     (14,430,619)
Cash and cash equivalents - beginning                                            41,168,103      33,450,492      47,881,111
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - ending                                             $ 35,068,899    $ 41,168,103    $ 33,450,492
===========================================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Income taxes (federal and state)                                          $  2,989,383    $  2,894,502    $  2,866,680
     Interest                                                                    12,962,187      12,531,612      11,851,537
Supplemental schedule of noncash investing and financing activities:
     Transfer of securities available for sale to securities
        held to maturity                                                       $ 10,100,590    $         --    $         --
     Transfer of loans receivable to other real estate owned                        772,454         771,169          80,394
     Loans to facilitate the sale of other real estate owned                        565,000          33,000              --
     Transfer of premises to other real estate owned                                272,222              --              --
     Mortgage payable incurred in connection
        with purchase of premises                                                        --         322,000              --
     Stock dividend                                                              10,619,797       5,235,295       1,588,440

See accompanying notes to financial statements.

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

ACQUISITION

On September 16, 1997, Lakeland Bancorp, Inc. (the "Corporation") entered in an Agreement and Plan of Merger with Metropolitan State Bank ("Metropolitan"), pursuant to which, on February 20, 1998, each outstanding share of Metropolitan common stock was converted into Corporation Common Stock and Metropolitan became a wholly-owned subsidiary of the Corporation. Each share of Metropolitan's common stock (711,868 shares of Metropolitan's common stock were outstanding as of December 31, 1997) was converted into 0.941 shares of Corporation Common Stock. The merger was accounted for as a pooling of interests. Amounts previously reported by the Corporation in its consolidated statement of condition as of December 31, 1997 and in its Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 1997 and 1996 have been retroactively restated to include the accounts of Metropolitan. Acquisition costs of approximately $324,000 and $372,000 were expensed during the years ended December 31, 1998 and 1997, respectively, in regard to this acquisition.

PENDING ACQUISITION

On December 7, 1998, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") and a Stock Option Agreement (the "Option Agreement") with High Point Financial Corp. ("High Point") pursuant to which outstanding shares of High Point common stock will be converted into shares of Corporation Common Stock and High Point will become a wholly-owned subsidiary of the Corporation. Pursuant to the Merger Agreement, each share of High Point Common Stock (3,811,480 shares of High Point common stock were outstanding as of September 30, 1998) will be converted into 1.2 shares of Corporation Common Stock. As of September 30, 1998, High Point had total assets, deposits and stockholders' equity of $252.7 million, $214.5 million and $24.2 million, respectively. The merger is subject to regulatory approval, the approval of the Corporation's and High Point's shareholders and other standard conditions. If consummated, the merger is intended to be accounted for as a pooling of interests. As of December 31, 1998, costs incurred in regard to the pending acquisition totalled $15,000 and are included in other assets. Such amount will be expensed upon either consummation or termination of the Merger Agreement.

In 1994, the Corporation, for $1,204,882, purchased 344,252 shares of High Point Common Stock and has retained such shares since. At December 31, 1998, these shares are carried as securities available for sale at a fair value of $5,594,095, including an unrealized gain of $4,389,213 ($2,625,298 net of deferred income taxes). If the merger is consummated, these shares will be cancelled and stockholders' equity reduced accordingly.

In the event the Merger Agreement is terminated, under certain circumstances, the Option Agreement provides the Corporation with the option to purchase an additional 772,243 shares of High Point common stock at a price of $13.25 per share.

NATURE OF OPERATIONS

The Corporation is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, Lakeland Bank (the "Bank") and Metropolitan. The Bank and Metropolitan combine to generate commercial, mortgage and consumer loans and receive deposits from customers located primarily in Northern New Jersey. The Bank and Metropolitan operate under state bank charters and provide full banking services and, as state banks, each is subject to regulation by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.

ACCOUNTING PRINCIPLES

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation, the Corporation's wholly-owned subsidiaries, the Bank and Metropolitan, the Bank's wholly-owned subsidiary, Lakeland Investment Corporation ("LIC"), and Metropolitan's wholly-owned subsidiary, Metropolitan State Bank Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's and Metropolitan's allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Cash and cash equivalents

Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds sold are for one-day periods.

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Premiums and discounts on all securities are amortized/ accreted using the interest method. Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, is recognized in the consolidated financial statements when earned. The adjusted cost basis of an identified security sold or called is used for determining security gains or losses recognized in the consolidated statements of income.

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

Loans are deemed to be impaired when, based on current information and events, the collection of all amounts due according to the contractual terms of the loan agreement is not probable. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. All loans identified as impaired are evaluated independently.

Payments received on impaired loans are applied to principal, accrued interest receivable and interest income, in that order.

Concentration of risk

Lending activity is concentrated in loans secured by real estate located in Bergen, Essex, Morris, Passaic, Sussex and adjacent counties in the State of New Jersey.

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

Other real estate owned (OREO)

OREO is carried at the lower of cost or fair value, less estimated cost to sell. When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses. An allowance for OREO has been established, through charges to OREO expense, to maintain properties at the lower of cost or fair value less estimated cost to sell. Operating results of OREO, including rental income, operating expenses, and gains and losses realized from the sale of properties owned, are included in non-interest expenses.

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

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The Corporation and its subsidiaries file separate state income tax returns and a consolidated federal income tax return with the amount of income tax expense or benefit computed and allocated on a separate return basis.

Net income per common share

Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effect of outstanding stock options. Other than outstanding stock options, which were fully exercised in 1997, there are no other potentially dilutive securities. On August 27, 1997, the Corporation's Board of Directors authorized a 5% stock dividend, which was distributed on October 15, 1997. On August 26, 1998, the Corporation's Board of Directors authorized a 100% stock dividend, which was distributed on October 1, 1998. Basic and diluted net income per common share have been retroactively restated to give effect to the stock dividends.

Comprehensive income

Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of SFAS No. 130 have been retroactively applied to previously reported periods. The application of SFAS No. 130 had no material effect on the Corporation's consolidated financial condition or operations.

Unrealized gains and losses reflected in the consolidated statements of changes in stockholders' equity at December 31, 1998, 1997 and 1996 are reflected net of deferred income tax assets (liabilities) of $(754,000), $(582,000) and $13,000, while the reclassification adjustments for gains included in income for the same periods are shown net of income tax expense of $56,000, $22,000 and $10,000, respectively.

Interest-rate risk

The Corporation, through the Bank and Metropolitan, is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate and, to a lesser extent, commercial and consumer loans. Additionally, such funds are utilized to purchase investment securities. The potential for interest-rate risk exists as a result of the differences in the duration of the Corporation's interest-sensitive liabilities compared to its interest-sensitive assets. In a changing interest-rate environment, liabilities will reprice at different speeds and to different degrees than assets, thereby impacting net interest income. For this reason, management regularly monitors the maturity structure of the Corporation's assets and liabilities in order to measure its level of interest-rate risk and plan for future volatility.

Reclassification

Certain amounts for the years ended December 31, 1997 and 1996 have been reclassified to conform to the current year's presentation.

SECURITIES AVAILABLE FOR SALE

                                         December 31, 1998
                         ------------------------------------------------
                                         Gross Unrealized
                         Amortized     ---------------------    Carrying
                            Cost         Gains      Losses        Value
                         ----------    --------    --------    ----------
                                          (In Thousands)
U.S. Treasury            $   28,552    $    587    $     19    $   29,120
U.S. Government
   agencies                  25,719          62         110        25,671
Mortgage-backed
   securities                 3,279          32          14         3,297
States and political
   subdivisions              38,456         384          60        38,780
Other debt securities        14,163          25         100        14,088
Equity securities             1,503       4,389          --         5,892
                         ----------    --------    --------    ----------
                         $  111,672    $  5,479    $    303    $  116,848
                         ==========    ========    ========    ==========

                                         December 31, 1997
                         ------------------------------------------------
                                         Gross Unrealized
                         Amortized     ---------------------    Carrying
                            Cost         Gains      Losses        Value
                         ----------    --------    --------    ----------
                                          (In Thousands)
U.S. Treasury            $   30,425    $    340    $     --    $   30,765
U.S. Government
   agencies                  29,074         121          42        29,153
Mortgage-backed
   securities                 5,524          35          18         5,541
States and political
   subdivisions              30,062         217          11        30,268
Other debt securities         2,299           8          --         2,307
Equity securities             1,503       2,797          --         4,300
                         ----------    --------    --------    ----------
                         $   98,887    $  3,518    $     71    $  102,334
                         ==========    ========    ========    ==========

                                          December 31,
                         ------------------------------------------------
                                  1998                      1997
                         ----------------------   -----------------------
                         Amortized     Carrying   Amortized     Carrying
                            Cost         Value       Cost         Value
                         ----------    --------   ---------    ----------
                                          (In Thousands)
Due in one year
   or less               $   21,669    $ 21,755    $ 26,708    $   26,667
Due after one year
   through five years        60,842      61,384      54,628        55,145
Due after five years
   through ten years         15,293      15,441       8,748         8,916
Due after ten years           9,086       9,079       1,776         1,765
Mortgage-backed
   securities                 3,279       3,297       5,524         5,541
Equity securities             1,503       5,892       1,503         4,300
                         ----------    --------    --------    ----------
                         $  111,672    $116,848    $ 98,887    $  102,334
                         ==========    ========    ========    ==========

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
The following presents details of sales of securities available for sale:

                     Year Ended December 31,
                  -----------------------------
                    1998       1997       1996
                  -------    -------    -------
                         (In Thousands)
Sales proceeds    $20,182    $15,830    $ 8,999
Gross gains           143         63         26
Gross losses           --          8          2

Securities with a carrying value of approximately $12,494,000 and $15,133,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

Equity securities include shares of common stock of an insti-tution with which the Corporation is involved in a proposed merger. See "Pending Acquisition" for further discussion.

SECURITIES HELD TO MATURITY

                                         December 31, 1998
                         ------------------------------------------------
                                         Gross Unrealized
                         Amortized     ---------------------    Estimated
                            Cost         Gains      Losses     Fair Value
                         ----------    --------    --------    ----------
                                          (In Thousands)
U.S. Treasury            $   32,576    $    630    $     --    $   33,206
U.S. Government
   agencies                  21,910         317          27        22,200
Mortgage-backed
  securities                  2,165          23           5         2,183
States and political
   subdivisions               4,513          78          --         4,591
Other                         6,138           6          53         6,091
                         ----------    --------    --------    ----------
                         $   67,302    $  1,054    $     85    $   68,271
                         ==========    ========    ========    ==========

                                         December 31, 1997
                         ------------------------------------------------
                                         Gross Unrealized
                         Amortized     ---------------------    Estimated
                            Cost         Gains      Losses     Fair Value
                         ----------    --------    --------    ----------
                                          (In Thousands)
U.S. Treasury            $   34,488    $    319    $      8    $   34,799
U.S. Government
   agencies                  14,929          47          36        14,940
Mortgage-backed
   securities                 2,400          32          35         2,397
States and political
   subdivisions               4,492          42           1         4,533
Other                           700           3          --           703
                         ----------    --------    --------    ----------
                         $   57,009    $    443    $     80    $   57,372
                         ==========    ========    ========    ==========

                                          December 31,
                         ------------------------------------------------
                                  1998                      1997
                         ----------------------   -----------------------
                         Amortized    Estimated   Amortized     Estimated
                            Cost     Fair Value      Cost      Fair Value
                         ----------  ----------   ---------    ----------
                                          (In Thousands)
Due in one year
   or less               $   14,916    $ 15,007    $ 13,561    $   13,619
Due after one year
  through five years         48,257      49,095      38,531        38,839
Due after five years
   through ten years          1,664       1,677       2,317         2,314
Due after ten years             300         309         200           203
Mortgage-backed
   securities                 2,165       2,183       2,400         2,397
                         ----------    --------   ---------    ----------
                         $   67,302    $ 68,271    $ 57,009    $   57,372
                         ==========    ========   =========    ==========

There were no sales of securities held to maturity during the years ended December 31, 1998, 1997 and 1996.

LOANS

                                       December 31,
                                   --------------------
                                     1998        1997
                                   --------    --------
                                      (In Thousands)
Commercial                         $114,979    $108,549
Construction                          5,251       7,696
Mortgage                            113,627      96,911
Home equity and improvement          67,251      62,153
Other consumer                       10,563      16,050
                                   --------    --------
                                    311,671     291,359
                                   --------    --------
Less: Unearned income                   178         214
      Allowance for loan losses       3,897       4,142
                                   --------    --------
                                      4,075       4,356
                                   --------    --------
                                   $307,596    $287,003
                                   ========    ========

At December 31, 1998, 1997 and 1996, loans serviced by the Bank for the benefit of others totalled approximately $1,252,000, $1,669,000 and $849,000, respectively.

Non-performing loans consist of nonaccrual and renegotiated loans. Nonaccrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers' financial

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

difficulties. Interest on these loans is either accrued or credited directly to interest income. Non-performing loans were as follows:

                          December 31,
                  --------------------------
                   1998      1997      1996
                  ------    ------    ------
                        (In Thousands)
Nonaccrual        $1,257    $2,007    $1,845
Renegotiated       1,468     1,529     2,567
                  ------    ------    ------
                  $2,725    $3,536    $4,412
                  ======    ======    ======

The impact of the above non-performing loans on interest income is as follows:

                          Year Ended December 31,
                        --------------------------
                         1998      1997      1996
                        ------    ------    ------
                              (In Thousands)
Interest income if
   performing in
   accordance with
   original terms       $  239    $  329    $  414
Interest income
   actually recorded       127       154       232
                        ------    ------    ------
                        $  112    $  175    $  182
                        ======    ======    ======

The Bank and Metropolitan have entered into lending trans-actions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans, at December 31, 1998, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. A summary of lending activity with respect to such persons who had borrowings of $60,000 or more, is as follows:

                       Year Ended December 31,
                       -----------------------
                         1998           1997
                       --------       --------
                            (In Thousands)
Balance - beginning    $ 17,289       $ 13,615
Loans originated         13,772         11,920
Repayments              (14,105)        (8,317)
Other changes                --             71
                       --------       --------
Balance - ending       $ 16,956       $ 17,289
                       ========       ========

ALLOWANCE FOR LOAN LOSSES

                           Year Ended December 31,
                       -------------------------------
                         1998        1997        1996
                       -------     -------     -------
                                (In Thousands)
Balance - beginning    $ 4,142     $ 3,585     $ 3,470
Provision for
   loan losses             698       1,026         908
Loans charged off       (1,260)       (599)       (849)
Recoveries                 317         130          56
                       -------     -------     -------
Balance - ending       $ 3,897     $ 4,142     $ 3,585
                       =======     =======     =======

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                             December 31,
                                          ----------------
                                           1998      1997
                                          ------    ------
                                            (In Thousands)
Recorded investment in impaired loans:
   With recorded allowances               $1,133    $1,738
   Without recorded allowances             1,119       704
                                          ------    ------

     Total impaired loans                  2,252     2,442
   Related allowance for loan losses         381       865
                                          ------    ------
     Net impaired loans                   $1,871    $1,577
                                          ======    ======

For the years ended December 31, 1998, 1997 and 1996, the average recorded investment in impaired loans totalled $3,139,000, $3,976,000 and $4,324,000, respectively. Interest income recognized, primarily on the cash basis, on such loans during the time each was impaired totalled $153,000, $179,000 and $211,000, respectively.

PREMISES AND EQUIPMENT

                                                December 31,
                                             ------------------
                                               1998       1997
                                             -------    -------
                                                (In Thousands)
Land                                         $ 3,252    $ 3,463
Buildings and building improvements            8,138      8,153
Leasehold improvements                           972        910
Furniture, fixtures and equipment              6,563      5,492
                                             -------    -------
                                              18,925     18,018
Less accumulated depreciation
   and amortization                            4,665      4,205
                                             -------    -------
                                             $14,260    $13,813
                                             =======    =======

Included in premises and equipment at December 31, 1998 and 1997 is $1,518,000 and $1,348,000, respectively, related to properties purchased which have not yet been placed in service. Management intends to use such properties for future expansion of the Bank's branch network. Additionally, at December 31, 1997, premises and equipment included a property having a carrying value of $274,000 and which is no longer in the Bank's future expansion plans. The ultimate disposition of this property, which was reclassified as other real estate owned in 1998, is not expected to result in any loss.

Depreciation and amortization expense charged to operations was $1,106,000, $981,000 and $901,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

DEPOSITS

At December 31, 1998, the schedule of maturities of certificates of deposit is as follows (in thousands):

                               Year         Amount
                               ----       --------
                               1999       $130,472
                               2000         12,578
                               2001          9,579
                               2002          1,298
                               2003            288
                            Thereafter          12
                                          --------
                                          $154,227
                                          ========

BORROWED MONEY

Borrowed money at December 31, 1998 and 1997 consisted of short-term securities sold under agreements to repurchase. Securities underlying the agreements were under Metropolitan's control.

As of December 31, 1998, Metropolitan had an approved but unused borrowing capacity with the Federal Home Loan Bank (FHLB), collateralized by FHLB stock, of $9,443,000. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 1998 and 1997, there were no related outstanding borrowings.

INCOME TAXES

Income tax assets and liabilities are reflected in the consolidated statements of condition under the captions "other assets" and "other liabilities", as applicable, and are summarized as follows:

                                          December 31,
                                        ---------------
                                         1998      1997
                                        -----     -----
                                         (In Thousands)
Prepaid state                           $ 418     $ 444
Current state liability                   (46)      (78)
Current federal refundable (payable)      194       (17)
Deferred federal and state
  (liability) asset                      (704)      159
                                        -----     -----
                                        $(138)    $ 508
                                        =====     =====

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                               December 31,
                                           -------------------
                                             1998        1997
                                           -------     -------
                                              (In Thousands)
Deferred tax assets:
   Allowance for loan and real estate
       losses in excess of tax reserves    $ 1,224     $ 1,275
   Non-accrued interest                        104         110
   Depreciation                                 70         100
   Deferred loan fees                           52          46
   Other                                        56         139
                                           -------     -------
                                             1,506       1,670
                                           -------     -------

Deferred tax liabilities:
   Unrealized gain on securities
      available for sale                     2,079       1,382
   Discount accretion                          131         118
   Other                                        --          11
                                           -------     -------
                                             2,210       1,511
                                           -------     -------
Net deferred tax (liabilities) assets      $  (704)    $   159
                                           =======     =======

The components of income taxes are summarized as follows:

                      Year Ended December 31,
                  ------------------------------
                    1998       1997        1996
                  -------    -------     -------
                          (In Thousands)
Current           $ 2,751    $ 2,854     $ 2,753
Deferred              165       (206)        (88)
                  -------    -------     -------
                  $ 2,916    $ 2,648     $ 2,665
                  =======    =======     =======

--------------------------------------------------------------------------------

The following table presents a reconciliation between the reported income taxes and the income taxes that would have been computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                                  Year Ended December 31,
                                         -------------------------------------------------------------------------
                                                  1998                      1997                     1996
                                         ---------------------     ---------------------     ---------------------
                                          Amount       Percent      Amount       Percent      Amount       Percent
                                         --------     --------     --------     --------     --------     --------
                                                                   (Dollars in Thousands)
Federal income tax                       $  2,938         34.0     $  2,709         34.0     $  2,725         34.0
Add (deduct) effect of:
  Non-taxable interest income                (464)        (5.4)        (353)        (4.4)        (312)        (3.9)
  State income tax, net of
     federal income tax effect                327          3.8          278          3.5          260          3.2
  Other items, net                            115          1.3           14          0.1           (8)          --
                                         --------     --------     --------     --------     --------     --------
                                         $  2,916         33.7     $  2,648         33.2     $  2,665         33.3
                                         ========     ========     ========     ========     ========     ========

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

EMPLOYEE BENEFIT PLANS

The Bank has a profit sharing plan for all its eligible employees. The plan meets the requirements of the Employee Retirement Income Security Act of 1974. The Bank's annual contribution to the plan is determined by the Board of Directors with the maximum amount being the maximum tax deduction permitted for that year under the Internal Revenue Code. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement or, at the discretion of the plan committee, upon termination of employment. The cost of the plan charged to expense for each of the years ended December 31, 1998, 1997 and 1996 was approximately $200,000.

Metropolitan has a noncontributory 401(k) savings plan covering substantially all employees. Beginning January 1, 1997, Metropolitan matches 50% of employee contributions for all participants, not to exceed 5% of their total salary. Contributions made by Metropolitan were $27,000, $26,000 and $0, respectively, for the years ended December 31, 1998, 1997 and 1996.

In January 1996, Metropolitan entered into an agreement with its Chief Executive Officer ("CEO"), which provides for an annual retirement benefit of $35,000 for a 15-year period. In February 1998, the Corporation entered into an additional agreement with Metropolitan's CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period as well as certain retiree medical benefits. Although there are certain provisions for early retirement, it is expected that the officer will remain in the employment of Metropolitan until his retirement date in 2000 at age 65. The present value of this obligation is being charged to operations. During 1998, 1997 and 1996, $154,000, $194,000 and $40,000, respectively, was charged to operations related to these obligations.

DIRECTORS RETIREMENT PLAN

The Board of Directors of the Corporation adopted a plan, effective January 1, 1996, which provides that any director having attained age 72 (75 for directors active as of the date of plan inception) and having completed fifteen years of service may retire and continue to be paid for a period of ten years at a rate of $5,000, $7,500 or $10,000 per annum, depending upon years of credited service. This plan is unfunded. The following tables present the status of the plan and the components of net periodic plan cost for the years then ended:

                                               December 31,
                                         -----------------------
                                            1998          1997
                                         ---------     ---------
Actuarial present value of
  benefit obligation:
   Vested                                $ 266,629     $ 259,519
   Nonvested                                10,756         9,165
                                         ---------     ---------
                                         $ 277,385     $ 268,684
                                         =========     =========
Projected benefit obligation             $ 293,087     $ 285,330
Unrecognizd net loss                       (13,507)      (15,939)
Unrecognized prior service cost being
  amortized over fifteen years            (193,260)     (208,896)
                                         ---------     ---------
Accrued plan cost included in
  other liabilities                      $  86,320     $  60,495
                                         =========     =========

                         Year Ended December 31,
                      -----------------------------
                        1998       1997       1996
                      -------    -------    -------
Net periodic plan
  cost included
  the following
  components:
   Service cost       $   742    $ 1,868    $1 ,754
   Interest cost       19,447     18,666     16,935
   Amortization of
     prior sevice
     cost              15,636     15,636     15,636
                      -------    -------    -------
                      $35,825    $36,170    $34,325
                      =======    =======    =======

A discount rate of 7% was assumed in the plan valuation. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

STOCK OPTION PLAN

During 1989, the shareholders of Metropolitan approved a stock option plan (the "Plan") for officers and key employees of Metropolitan. In accordance with the Plan, options for the purchases of 33,275 shares of Metropolitan's common stock could be granted. Prior to 1997, options to purchase 19,965 and 12,856 shares of the Metropolitan common stock at a price of $7.51 per share were granted to Metropolitan's President and Executive Vice President, respectively. All such options were exercisable within and would expire 10 years from the date of grant. All options under the Plan were exercised during 1997. The aforementioned amounts have not been adjusted to reflect either the subsequent conversion to Corporation shares or subsequent stock dividends as such disclosure is not meaningful.

COMMITMENTS

The Bank and Metropolitan are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement in particular classes of financial instruments. The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank and Metropolitan use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. The commitments to extend credit are as follows:

                                    December 31,
                                 ------------------
                                   1998       1997
                                 -------    -------
                                   (In Thousands)
Commitments to extend credit     $59,192    $54,064
Standby letters of credit and
   financial guarantees            2,668      3,539

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank and Metropolitan evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank and Metropolitan to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank and Metropolitan hold collateral supporting those commitments for which collateral is deemed necessary.

Rentals under long-term operating leases amounted to approximately $264,000, $206,000, and $189,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2008 are as follows:

                        December 31,      Amount
                        ------------  --------------
                                      (In Thousands)

                            1999        $        376
                            2000                 282
                            2001                 256
                            2002                 219
                            2003                 159
                         Thereafter              537
                                      --------------
                                        $      1,829
                                      ==============

The Corporation and its subsidiaries are also subject to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

DIVIDEND LIMITATION

A limitation exists on the ability of the Bank and Metropolitan to pay dividends to the Corporation. State of New Jersey Banking laws specify that no dividend shall be paid by a bank on its capital stock unless, following the payment of each such dividend, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $38.8 million was available for payment of dividends to the Corporation as of December 31, 1998.

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

LAKELAND BANCORP, INC. (PARENT COMPANY ONLY)

Condensed financial statements of the Corporation (Parent Company only) follow:

STATEMENTS OF CONDITION

                                              December 31,
                                      --------------------------
                                          1998           1997
                                      -----------    -----------
Assets:
     Cash and due from banks          $   277,597    $   270,493
     Securities available for sale      5,594,095      4,001,929
     Investment in subsidiaries        48,384,672     44,563,868
     Other assets                         821,088        950,022
                                      -----------    -----------
         Total assets                 $55,077,452    $49,786,312
                                      ===========    ===========
Liabilities:
     Deferred income taxes            $ 1,763,915    $ 1,124,063
Stockholders' equity                   53,313,537     48,662,249
                                      -----------    -----------
Total liabilities and
     stockholders' equity             $55,077,452    $49,786,312
                                      ===========    ===========

STATEMENTS OF INCOME

                                  Year Ended December 31,
                        -------------------------------------------
                            1998            1997            1996
                        -----------     -----------     -----------
Dividends from
   subsidiary bank      $ 1,983,524     $ 1,720,707     $   568,021
Other expenses                   14              67           3,493
                        -----------     -----------     -----------
Income before
   income tax
   (benefit) expense      1,983,510       1,720,640         564,528
Income tax
  (benefit) expense             (65)         (1,096)             44
                        -----------     -----------     -----------
Income before
   undistributed
   earnings of
   subsidiaries           1,983,575       1,721,736         564,484
Equity in
   undistributed
   earnings of
   subsidiaries           3,741,780       3,598,986       4,785,857
                        -----------     -----------     -----------

Net income              $ 5,725,355     $ 5,320,722     $ 5,350,341
                        ===========     ===========     ===========

STATEMENTS OF CASH FLOWS

                                        Year Ended December 31,
                              -------------------------------------------
                                  1998            1997            1996
                              -----------     -----------     -----------
Cash flows from
  operating activities:
    Net income                $ 5,725,355     $ 5,320,722     $ 5,350,341
    Adjustments to
     reconcile net
     income to net
     cash provided by
     operating activities:
    Decrease (increase)
     in other assets              128,934        (326,221)       (178,135)
    Equity in
     undistributed
     earnings of
     subsidiaries              (3,741,780)     (3,598,986)     (4,785,857)
                              -----------     -----------     -----------
      Net cash
      provided by
      operating
      activities                2,112,509       1,395,515         386,349
                              -----------     -----------     -----------
Cash flows from
  financing activities:
    Proceeds from
     issuances of
     common stock                 469,841         648,862       1,372,509
    Cash dividends paid
     on common stock           (2,446,246)     (1,988,008)     (1,703,641)
    Purchase of
     treasury stock              (129,000)             --              --
                              -----------     -----------     -----------
      Net cash
      (used in)
      financing
      activities               (2,105,405)     (1,339,146)       (331,132)
                              -----------     -----------     -----------
Net increase in cash
  and cash equivalents              7,104          56,369          55,217
Cash and cash
  equivalents -
  beginning                       270,493         214,124         158,907
                              -----------     -----------     -----------
Cash and cash
  equivalents - ending        $   277,597     $   270,493     $   214,124
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

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used and the estimated fair values and carrying values of the financial instruments are set forth below:

Cash and cash equivalents, accrued interest receivable and certificates of deposit

The carrying amounts for cash and cash equivalents, accrued interest receivable and certificates of deposit approximate fair value.

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

The carrying values and estimated fair values of the Corporation's financial instruments are as follows:

                                         December 31,
                         ---------------------------------------------
                                 1998                    1997
                         ---------------------   ---------------------
                         Carrying   Estimated    Carrying   Estimated
                           Value    Fair Value    Value     Fair Value
                         --------   ----------   --------   ----------
Financial assets                        (In Thousands)

Cash and cash
   equivalents           $ 35,069    $ 35,069    $ 41,168    $ 41,168
Certificates of
    deposit                   204         204         102         102
Securities available
   for sale               116,848     116,848     102,334     102,334
Securities held to
   maturity                67,302      68,271      57,009      57,372
Loans                     307,596     313,357     287,003     290,149
Accrued interest
   receivable               4,415       4,415       4,210       4,210
Financial liabilities
Deposits                  488,881     490,166     453,471     453,959
Borrowed money              3,795       3,795       3,536       3,536
Commitments
To extend credit           59,192      59,192      54,064      54,064
Standby letters
   of credit                2,668       2,668       3,539       3,539

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

LAKELAND BANCORP. INC., and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

the absence of active secondary markets for many of the financial instruments. This lack of uniform evaluation methodologies introduces a greater degree of subjectivity to these estimated fair values.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    Quarter Ended
                                            ------------------------------------------------------------
                                              March 31,       June 30,      September 30,   December 31,
                                                1998            1998            1998            1998
                                            ------------    ------------    ------------    ------------
                                                       (In Thousands, Except Per Share Amounts)
Total interest income                       $      8,608    $      8,598    $      8,734    $      8,995
Total interest expense                             3,227           3,143           3,249           3,390
                                            ------------    ------------    ------------    ------------
   Net interest income                             5,381           5,455           5,485           5,605
Provision for loan losses                             49              53              62             534
Other income                                         775             717             788             885
Other expenses                                     4,057           3,829           3,829           4,037
Income taxes                                         685             773             786             672
                                            ------------    ------------    ------------    ------------
Net income                                  $      1,365    $      1,517    $      1,596    $      1,247
                                            ============    ============    ============    ============
Net income per share - basic
   and diluted                              $      0.161    $      0.179    $      0.188    $      0.147
                                            ============    ============    ============    ============
Weighted average number of
   common shares outstanding
   basic and diluted                               8,488           8,496           8,492           8,496
                                            ============    ============    ============    ============

                                                                    Quarter Ended
                                            ------------------------------------------------------------
                                              March 31,       June 30,      September 30,   December 31,
                                                1997            1997            1997            1997
                                            ------------    ------------    ------------    ------------
                                                      (In Thousands, Except Per Share Amounts)
Total interest income                       $      8,061    $      8,205    $      8,484    $      8,614
Total interest expense                             3,198           3,172           3,256           3,258
                                            ------------    ------------    ------------    ------------
   Net interest income                             4,863           5,033           5,228           5,356
Provision for loan losses                            116              77              98             735
Other income                                         741             728             717             837
Other expenses                                     3,383           3,484           3,523           4,118
Income taxes                                         702             713             769             464
                                            ------------    ------------    ------------    ------------
Net income                                  $      1,403    $      1,487    $      1,555    $        876
                                            ============    ============    ============    ============
Net income per share:
   Basic                                    $      0.168    $      0.177    $      0.185    $      0.104
   Diluted                                         0.167           0.176           0.184           0.104
                                            ============    ============    ============    ============
Weighted average number of
   common shares outstanding:
   Basic                                           8,374           8,390           8,400           8,454
   Diluted                                         8,414           8,431           8,442           8,454
                                            ============    ============    ============    ============

Net income per common share and weighted average number of common shares outstanding for the quarters ended June 30, 1998 and prior have been restated to give retroactive effect to subsequent stock dividends.

ITEM 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Changes in Registrant's Certifying Accountants


     (a)  Previous Independent Accountants

     On December 14, 1998, the Registrant's Board of Directors decided to change the Registrant's independent public accountants. Radics & Co., LLC will be replaced as the independent public accountant of the Registrant upon completion of their audit of the Registrant's 1998 financial statements and preparation of the Registrant's 1998 tax returns.

     Radics' reports on the financial statements of the Registrant for the most recent two years for which such reports have been issued do not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Registrant's two most recent fiscal years ended December 31, 1998, and through February 18, 1999, there have been no disagreements between the Registrant and Radics on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Radics would have caused them to make a reference to the subject matter of the disagreement in connection with their reports. During the Registrant's two most recent fiscal years ended December 31, 1998, and through February 18, 1999, the Registrant has not been advised of any matters described in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, promulgated by the SEC.

     Attached hereto as an exhibit is a letter from Radics addressed to the Securities and Exchange Commission stating their agreement with the foregoing statements.

     (b)  New Independent Accountants

     On December 14, 1998, the registrant engaged Grant Thornton LLP as its independent public accountants to audit the Registrant's financial statements beginning with the financial statements for the quarter ending March 31, 1999. During the Registrant's two most recent fiscal years ended December 31, 1998, and through February 18, 1999, neither the Registrant nor someone on its behalf consulted with Grant Thornton LLP regarding any of the matters listed in Item 304(a)(2)(i) and (ii) of Regulation S-K. Grant Thornton LLP is currently the independent public accountants for Metropolitan State Bank, a wholly-owned subsidiary of the Registrant which was acquired by the Registrant in February 1998.

                                 PART  III
                                 ---------

ITEM 10 - Directors and Executive Officers of the Registrant

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and
          Management

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

ITEM 13 - Certain Relationships and Related Transactions

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.



                                 PART  IV
                                 --------

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K


(a) 1. The following portions of the Company's consolidated financial statements are set forth in Item 8 of this Annual Report.

     (i)  Consolidated Statements of Condition as of December 31, 1998 and
          1997.
    (ii) Consolidated Statements of Income for each of the three years ended December 31, 1998, 1997 and 1996.
   (iii) Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 1998, 1997, and 1996.
    (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998, 1997 and 1996.
     (v)  Notes to Consolidated Financial Statements
    (vi)  Report of Radics & Co., LLC

(a)  2. Financial Statement Schedules
All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a)  3.    Exhibits

    3.1    Certificate of Incorporation of the Registrant.
    3.2    By Laws of the Registrant are incorporated herein by reference to
           Exhibit 4.2 to the Registration Statement on Form S-3 filed by the Registrant with the Commission on March 30, 1990.
   10.1 Amended and Restated Agreement and Plan of Reorganization, dated as of January 14, 1998, by and between the Registrant and Metropolitan State Bank is incorporated by reference to Appendix A to the Proxy Statement -- Prospectus, dated January 15, 1998, contained in the Registant's Registration Statement on Form S-4 (No. 333-42851).
   10.2 Lakeland State Bank Directors' Deferred Compensation Plan is incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 26, 1998.
   10.3 Agreement and Plan of Merger, dated as of December 7, 1998, by and between the Registrant and High Point Financial Corp.
   10.4 Stock Option Agreement, dated as of December 7, 1998, by and between the Registrant and High Point Financial Corp.
   16.1    Letter re: Change in Accountant is incorporated by reference to
           Exhibit 16 to the Registrant's Current Report on Form 8-K, filed with the Commission on February 18, 1999.
   22.1    Subsidiaries of Registrant.
   23.1    Consent of Radics & Co., LLC Independent Certified Public
           Accountants.
   24.1    Power of Attorney.
   27.1    Financial Data Schedule.
   99.1    Forward-looking Statement Information.

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the three months ended December 31, 1998.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LAKELAND BANCORP, INC.



Dated: March 24, 1999         By /s/ Arthur L. Zande
      ---------------            ---------------------------
                                     Arthur L. Zande
                                 Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Capacity                       Date
---------                   --------                       ----

/s/ Robert B. Nicholson*    Director                  March 24, 1999
--------------------------                            --------------
 (Robert B. Nicholson)

/s/ John W. Fredericks*     Director                  March 24, 1999
--------------------------                            --------------
 (John W. Fredericks)

/s/ Bruce G. Bohuny*        Director                  March 24, 1999
--------------------------                            --------------
 (Bruce G. Bohuny)

/s/ Mary Ann Deacon*        Director                  March 24, 1999
--------------------------                            --------------
 (Mary Ann Deacon)

/s/ Mark J. Fredericks*     Director                  March 24, 1999
--------------------------                            --------------
 (Mark J. Fredericks)

/s/ John Pier, Jr.*         Director                  March 24, 1999
--------------------------                            --------------
 (John Pier, Jr.)

/s/ Paul P. Lubertazzi*     Director                  March 24, 1999
--------------------------                            --------------
 (Paul P. Lubertazzi)

/s/ Joseph P. O'Dowd*       Director                  March 24, 1999
--------------------------                            --------------
 (Joseph P. O'Dowd)


/s/ Arthur L. Zande         Executive Vice President  March 24, 1999
--------------------------                            --------------
 (Arthur L. Zande)          and Director (Chief
                            Executive Officer)


/s/ William J. Eckhardt     Vice President and        March 24, 1999
-------------------------- ------------------------   --------------
(William J. Eckhardt)      Treasurer (Chief Financial
                           and Accounting Officer)


* By: /s/ Arthur L. Zande
      --------------------
      Arthur L. Zande
      Attorney-in-Fact