Form 10-K/A
period 1998-12-31
LAKELAND BANCORP INC
filed 1999-04-29
CIK 846901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                  FORM 10-K/A1


                     (Amendment No. 1, amending Items 10-13)

[X] Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities Exchange
    Act of 1934 for the fiscal  year ended December 31,1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period  from ____ to ______.

                         Commission File Number 33-27312

                             LAKELAND BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         New Jersey                                     22-2953275
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                               250 Oak Ridge Road
                   Oak Ridge, New Jersey 07438 (973-697-2000)
 (Address and telephone number, including area code, of registrant's principal executive office)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock, $2.50 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such reporting requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

     Documents incorporated by reference: None

                                    PART III

Item 10.  Directors of the Registrant

         Directors

     The Lakeland Bancorp. Inc. ("Lakeland") Certificate of Incorporation provides that the Lakeland Board of Directors shall consist of not more than 25 directors nor less than 5 directors. The By-Laws currently provide for 9 directors. The directors are divided into three approximately equivalent-sized classes, each class serving for a period of three years on a staggered-term basis.

     Table I sets forth the names and ages of the directors whose term expires at Lakeland's 1999 annual meeting, the positions and offices presently held by each such director within Lakeland, the period during which each such director has served on Lakeland's Board, the expiration of their respective terms if elected at the 1999 annual meeting, and the principal occupations and employment of each such person during the past five years. Table II sets forth comparable information with respect to those directors whose terms of office will continue beyond the date of the 1999 annual meeting. Unless otherwise indicated, positions have been held for more than five years. All of the persons named in Tables I and II have been directors of Lakeland for at least five years with the exception of: (1) Mark J. Fredericks, who was appointed to the Board on October 12, 1994, to fill the unexpired term of Henry T. Drost; (2) Mary Ann Deacon, who was appointed to the Board on November 8, 1995; (3) and, Paul P. Lubertazzi and Joseph P. O'Dowd, who were appointed to the Board on February 25, 1998, following Lakeland's acquisition of Metropolitan State Bank. Mark J. Fredericks is John W. Fredericks' son.

                                     TABLE I


             DIRECTORS WHOSE TERMS EXPIRE AT THE 1999 ANNUAL MEETING



                          Director       Expiration        Business
Name and Age               Since          of Term         Experience

Mark J. Fredericks         1994            2002          President of Keil
Age 37                                                   Oil Company,
                                                         Riverdale, NJ

Robert B. Nicholson        1989            2002          Chairman,      Lakeland
Age 70                                                   Bancorp, Inc. (5/19/89
                                                         to present);  Chairman,
                                                         Lakeland Bank (5/19/69
                                                         to present);  Chairman,
                                                         Eastern Propane  Corp.,
                                                         Oak   Ridge, NJ 9/21/88
                                                         to present)

Arthur L. Zande            1989            2002          Executive         Vice
Age 64                                                   President    &     CEO,
                                                         Lakeland Bancorp,  Inc.
                                                         (5/19/89  to  present);
                                                         Executive         Vice
                                                         President     &    CEO,
                                                         Lakeland  Bank (10/1/72
                                                         to present)

                                    TABLE II

                              CONTINUING DIRECTORS



                          Director       Expiration        Business
Name and Age               Since          of Term        Experience

Bruce G. Bohuny             1989           2000          Secretary,     Lakeland
Age 66                                                   Bancorp, Inc. (5/19/89
                                                         to present); Secretary,
                                                         Lakeland Bank (5/19/69
                                                         to present; President,
                                                         Brooks Limited (a  real
                                                         estate   development
                                                         corp.),  Wyckoff,    NJ

Mary Ann Deacon             1995           2000          Secretary/Treasurer  of
Age 47                                                   Deacon  Homes  Inc. and
                                                         and Deacon Development
                                                         Corp. (real estate dev-
                                                         elopment), Sparta, NJ


John W. Fredericks          1989           2001          President,     Lakeland
Age 62                                                   Bancorp, Inc. (5/19/89
                                                         to present); President,
                                                         Lakeland Bank (5/19/69
                                                         to  present); President
                                                         and   Owner, Fredericks
                                                         Fuel and Heating Ser-
                                                         vice, Oak Ridge, NJ

Joseph P. O'Dowd            1998           2000          President and  Owner of
Age 52                                                   O'Dowd  Advertising  of
                                                         Montville,  NJ (4/14/82
                                                         to present) and partner
                                                         of  O'Dowd  Associates
                                                         (real estate    holding
                                                         company)(7/1/86 to pre-
                                                         sent) and O'Dowd Realty
                                                         (7/1/86 to  present)

John Pier, Jr.              1989          2001           Dentist, West Milford,
Age 72                                                   NJ

Paul P. Lubertazzi          1998          2001           President   &   CEO  of
Age 64                                                   Metropolitan State Bank
                                                         (6/88    to   present);
                                                         Chairman             of
                                                         Metropolitan      State
                                                         Bank (4/96 to present)

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires Lakeland's directors, executive officers and 10% shareholders to file with the SEC certain reports regarding such persons' ownership of Lakeland's securities. Lakeland is required to disclose any failures to file such reports on a timely basis. There were no untimely filings for the fiscal year ended December 31, 1998.



Item 11.  Executive Compensation

     Executive Compensation

     The following table sets forth, for the years ended December 31, 1998, 1997 and 1996, the cash compensation paid by Lakeland and its subsidiaries to Lakeland's Chief Executive Officer and Metropolitan State Bank's Chief Executive Officer, for services rendered as an executive officer during such periods. Arthur L. Zande and Paul P. Lubertazzi are the only executive officers whose total annual salary and bonus for 1998 exceeded $100,000 (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

Name and Principal                    Annual Compensation (A)                                       All Other (B)
Position                            Year                 Salary                  Bonus              Compensation

Arthur L. Zande                     1998                $210,000                  $ -                 $137,160
Executive Vice                      1997                195,000                    -                   140,890
President and                       1996                180,000                    -                    74,350
Chief Executive
Officer of Lakeland and
Lakeland Bank

Paul P. Lubertazzi(C)               1998                $165,000                $15,000(D)             $9,124
President and Chief                 1997                150,000                 15,000                  9,192
Executive Officer of                1996                140,000                   --                    3,580
Metropolitan State Bank

--------------

(A) During the three years ended December 31, 1998, Mr. Zande and Mr. Lubertazzi did not receive perquisites (i.e., personal benefits) in excess of 10% of their reported salary and bonus.

(B) All other compensation for Mr. Zande in 1998 was comprised of the following: An annual contribution of $1,404 made by Lakeland Bank for annual premiums for term life insurance in excess of $50,000 for Mr. Zande; annual contributions to Lakeland Bank's profit sharing plan on behalf of Mr. Zande of $17,976; increases to Mr. Zande's profit sharing plan account of $111,283, reflecting his allocated portion of plan earnings and forfeitures; and the fair market value of the personal use of a company car of $6,497. All other compensation for Mr. Lubertazzi in 1998 was comprised of the following: a contribution of $3,600 to Metropolitan State Bank's 401(k) plan to match pre-tax elective deferral contributions (included under "Salary") made by Mr. Lubertazzi to such plan; $2,800 paid by Metropolitan State Bank as insurance premiums for Mr. Lubertazzi's benefit; and the fair market value of the personal use of an automobile of $2,724.

(C) Mr. Lubertazzi became an executive officer of Lakeland upon the consummation of Lakeland's acquisition of Metropolitan State Bank. For a description of Mr. Lubertazzi's employment agreement with Lakeland and his agreement with Metropolitan State Bank which was assumed by Lakeland, see
     Item 13 -  Related  Party  Transactions".

(D)  Mr.   Lubertazzi's  bonus  was  approved  by  the  Board  of  Directors  of
     Metropolitan State Bank and was based upon both the bank's performance and Mr. Lubertazzi's individual performance in 1998.

     Directors' Compensation

     Each director currently receives a fee of $575 for each meeting of the Board which he or she attends. No remuneration was paid in 1998 for attendance at Board committee meetings.

     The Board of Directors of Lakeland adopted a plan, effective January 1, 1996, which provides that any director having attained age 72 (75 for directors active as of the date of plan inception) and having completed fifteen years of service may retire and continue to be paid for a period of ten years at a rate of $5,000, $7,500 or $10,000 per annum, depending upon years of credited service. This plan is unfunded.

           Compensation Committee Interlocks and Insider Participation

     The Lakeland Board of Directors does not maintain a compensation committee. Accordingly, compensation decisions are made by the entire Board. During the year ended December 31, 1998, the following individuals served as members of the Board of Directors: Bruce G. Bohuny, Mary Ann Deacon, John W. Fredericks, Mark
J. Fredericks, Paul P. Lubertazzi, Robert B. Nicholson, Joseph P. O'Dowd, John Pier, Jr. and Arthur L. Zande. Of the persons named, Messrs. Bohuny, Lubertazzi, Nicholson, John Fredericks and Zande were and are employees of Lakeland or its subsidiaries. None of such individuals participated in any determination with respect to his own annual salary.

     Mr. John Fredericks and Mr. Nicholson are two of the three partners in a joint venture which owns certain property in Newton, New Jersey. Lakeland Bank rents space, pursuant to a lease expiring on October 1, 2000, in the building located on this property for a branch office, at an annual rental of $58,359.

     Mr. John Fredericks and Mr. Nicholson are the President and Chairman, respectively, of Lakeland.

     Lakeland Bank and/or Metropolitan State Bank has had, and expects to have in the future, transactions in the ordinary course of its business with Lakeland's directors, officers, principal stockholders, and their associates. These transactions will be on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others, and that do not involve more than the normal risk of collectability or other unfavorable features.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the beneficial ownership of shares of Lakeland Common Stock as of February 1, 1999 by (i) the only stockholders of Lakeland known by management to beneficially own more than 5% of Lakeland's Common Stock, (2) the directors of Lakeland, (iii) the Named Executive Officers and (iv) all directors and executive officers of Lakeland as a group. Unless otherwise stated in the footnotes following the tables, the persons listed in the tables have sole power to vote and dispose of the shares which they beneficially owned as of February 1, 1999.



                                                 Amount and
                                                  Nature of                   Percent of
                                                 Beneficial                 Outstanding
       Beneficial Owner                          Ownership                     Shares

John W. Fredericks                               469,198(1)                    5.5%
P.O. Box 448
Oak Ridge, NJ 07438

Mark J. Fredericks                               278,234(2)                    3.3%

Robert B. Nicholson                              342,507(3)                    4.0%

Arthur L. Zande                                   21,715(4)                     .3%

Bruce G. Bohuny                                  132,675(5)                    1.6%

Mary Ann Deacon                                   37,448(6)                     .5%

Joseph P. O'Dowd                                  12,896(7)                     .2%

John Pier, Jr.                                    89,089(8)                    1.1%

Paul P. Lubertazzi                                43,232(9)                     .5%

All    directors    and   executive
officers as a group (10 persons)               1,325,388                      16.0%


-------
Included in the amounts beneficially owned listed in the table, the directors and executive officers of Lakeland held the following interests:

(1) Includes 117,994 shares owned by Mr. Fredericks' wife, Jane D. Fredericks; 117,816 shares held in the name of John W. Fredericks, Jane D. Fredericks and Mark J. Fredericks, Trustees for Fredericks Fuel and Heating Service Employee Profit Sharing Plan; and 97,996 shares held in the name of Edward
     J. Fredericks and John W. Fredericks Trustees U/W Wilbur Fredericks Trust.

(2) Includes: 22,023 shares owned by Mr. Fredericks' wife, Shelley B. Fredericks; 16,951 shares held by Mark J. Fredericks custodian for Douglas; 16,951 held by Mark J. Fredericks custodian for William; 16,952 shares held by Mark J. Fredericks custodian for Leanne; 16,948 shares held by Mark J. Fredericks custodian for Emily; 17,043 shares held by Keil Oil Employee Profit Sharing Plan; and 117,816 held by John W. Fredericks, Jane D. Fredericks, and Mark J. Fredericks Trustees for Fredericks Fuel and Heating Service Profit Sharing Plan.

(3) Includes: 93,844 shares owned by Mr. Nicholson's wife, Shirley M. Nicholson; 39,206 shares registered in the name of Eastern Propane Corp. (a corporation of which Mr. Nicholson is Chairman of the Board); and 10,275 shares owned by Mr. Nicholson's son, Robert B. Nicholson III.

(4)  Includes 2,042 shares held by Mr. Zande's wife, Nancy T. Zande.

(5) Includes: 16,229 shares owned by Mr. Bohuny's wife, Judy Bohuny; 766 shares held in name of the Estate of Emma Bohuny -- Bruce G. Bohuny, Executor; 8,099 shares owned by Mr. Bohuny's son; 1,233 shares held by Brooks Ltd. of which Mr. Bohuny is president; 1,360 shares held by the Zurick Group, of which Mr. Bohuny is managing partner; and 3,198 shares held in a Merrill Lynch retirement fund for Mr. Bohuny's benefit.

(6) Includes: 12,065 shares in the name of Philip Deacon, husband of Mary Anne Deacon.

(7)  Includes:  12,644  shares  owned  jointly  by  Joseph  O'Dowd  and his wife
     Patricia.

(8) Includes: 4,514 shares owned by Mr. Pier's wife, Jane Pier; 9,432 shares owned by Mr. Pier and his wife, Jane Pier, jointly; 252 shares held by Mr. Pier's wife, Jane Pier, as Custodian for Mr. and Mrs. Pier's son, John Pier, under the N.J. Uniform Gift to Minors Act; and 12,720 shares held in an IRA with Merrill Lynch for Mr. Pier.

(9) Includes: 39,326 shares owned jointly by Paul and Barbara Lubertazzi, Mr. Lubertazzi's spouse; 250 shares owned jointly by Paul and Leslie Lubertazzi, Mr. Lubertazzi's daughter; 250 shares owned jointly by Paul and Sandra Lubertazzi, Mr. Lubertazzi's daughter; 250 shares owned jointly by Paul and Glen Lubertazzi, Mr. Lubertazzi's son and 250 shares owned jointly by Paul and Mathew Lubertazzi, Mr. Lubertazzi's son.


Item 13.  Certain Relationships and Related Transactions

     Related Party Transactions

     Pursuant to the Amended and Restated Agreement and Plan of Reorganization, dated January 14, 1998, between Lakeland and Metropolitan State Bank, Lakeland's Board of Directors appointed Paul P. Lubertazzi, Metropolitan's Chairman and President, and Joseph O'Dowd, another member of Metropolitan's Board of Directors, to Lakeland's Board.

         Lakeland also agreed in the Metropolitan merger agreement to retain Paul P. Lubertazzi as the Chairman of the Board, Chief Executive Officer and President of Metropolitan under the terms and conditions of his then current employment agreement. In addition, to induce Mr. Lubertazzi to provide additional services relating to the integration of Metropolitan into Lakeland's consolidated enterprise, Lakeland has agreed to (1) provide to Mr. Lubertazzi an additional annuity comparable to the annuity provided to Mr. Lubertazzi by Metropolitan at a cost to Lakeland of $278,000 and (2) provide to Mr. Lubertazzi certain retiree medical benefits at a cost to Lakeland of $45,000.

     Mr. Lubertazzi's employment agreement provides that he will receive base compensation of not less than $140,000 per year. The employment agreement further provides that Mr. Lubertazzi may participate in all employee benefit plans and programs established by Metropolitan. If Lakeland should terminate Mr. Lubertazzi's employment without cause, his employment agreement provides that he will continue to be paid any compensation to which he would be entitled under the terms of his employment agreement. The employment agreement contains certain non-competition and anti-solicitation provisions in the event that Mr. Lubertazzi terminates his employment without cause.

     Mr. Lubertazzi previously entered into a separate agreement with Metropolitan which was assumed by Lakeland. Pursuant to that agreement, Metropolitan is required to pay Mr. Lubertazzi or his beneficiary an aggregate of $525,000 payable in 15 annual installments beginning on his retirement date or date of death. No benefits are payable under the agreement if Mr. Lubertazzi is terminated for intentional wrongdoing. In order to fund this obligation, Metropolitan has obtained a variable life insurance policy, which has a cash surrender value of approximately $106,000, and has accrued approximately $260,000 in expenses. Although no assurance can be given, Lakeland does not expect to expend additional significant amounts to fund this obligation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAKELAND BANCORP, INC.

                                          By:/s/ Arthur L Zande
                                          Arthur L. Zande
                                          Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 1998 has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Capacity                       Date

/s/ Robert B. Nicholson*                Director                  April 28, 1999
------------------------
(Robert B. Nicholson)

/s/ John W. Fredericks*                 Director                  April 28, 1999
-----------------------
(John W. Fredericks)

/s/ Bruce G. Bohuny*                    Director                  April 28, 1999
--------------------
(Bruce G. Bohuny)

/s/ Mary Ann Deacon*                    Director                  April 28, 1999
--------------------
(Mary Ann Deacon

/s/ Mark J. Fredericks*                 Director                  April 28, 1999
-----------------------
(Mark J. Fredericks)

/s/ John Pier, Jr.*                     Director                  April 28, 1999
-------------------
(John Pier, Jr.)

/s/ Paul P. Lubertazzi*                 Director                  April 28, 1999
-----------------------
(Paul P. Lubertazzi)

/s/ Joseph E. O'Dowd*                   Director                  April 28, 1999
---------------------
(Joseph E. O'Dowd)

/s/ Arthur L Zande                     Executive Vice President   April 28, 1999
------------------                     and Director (Chief
(Arthur L. Zande)                      Executive Officer)


/s/ William J. Eckhardt                Vice President             April 28, 1999
-----------------------                and Treasurer
(William J. Eckhardt)                  (Chief Financial
                                       and Accounting
                                       Officer)


*By:/s/ Arthur L Zande
     Arthur L. Zande
     Attorney-in-Fact