Form 10-Q
period 1999-03-31
LAKELAND BANCORP INC
filed 1999-05-11
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number   33-27312
                        _____________________________


                             Lakeland Bancorp, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                        22-2953275
          ------------------------------------------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification Number)


      250 Oak Ridge Road, Oak Ridge, New Jersey                 07438-8906
      --------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)


                                 (973) 697-2000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X                    No
                         -----------------------------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1999, 8,500,788 common shares, $2.50 par value, were outstanding.

                             LAKELAND BANCORP, INC.

                                     INDEX



                                                                      Page
                                                                     Number
                                                                     ------

PART I.       FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS                                      1

              CONSOLIDATED STATEMENTS OF CONDITION AS OF
                DECEMBER 31, 1998 AND MARCH 31, 1999 (UNAUDITED)        2

              CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
                MONTHS ENDED MARCH 31, 1998 AND 1999 (UNAUDITED)        3

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                INCOME FOR THE THREE MONTHS ENDED
                MARCH 31, 1998 AND 1999 (UNAUDITED)                     4

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                (UNAUDITED)                                             5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11

     ITEM 3   QUANTITATIVE AND QUALITATIVE
              DISCLOSURE ABOUT MARKET RISK                             17

PART II.      OTHER INFORMATION                                        18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES                                                        19

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Lakeland Bancorp, Inc. ( the registrant or the Company) believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements, and notes thereto, included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                  (Unaudited)

                                                                           December 31,     March 31,
                                                                               1998           1999
                                                                           -------------  -------------
     ASSETS
Cash and due from banks                                                    $ 24,193,899   $ 20,888,158
Federal funds sold                                                           10,875,000     10,725,000
                                                                           ------------   ------------

Cash and cash equivalents                                                    35,068,899     31,613,158

Certificates of deposit                                                         204,033        214,033
Securities available for sale, at estimated fair value                      116,847,825    108,971,956
Securities held to maturity; estimated fair value of $68,271,000
 in 1998 and $83,573,295 in 1999                                             67,302,146     83,051,009
Loans                                                                       307,596,324    312,173,467
Premises and equipment                                                       14,260,225     14,087,694
Accrued interest receivable                                                   4,414,733      4,304,270
Other assets                                                                  2,863,222      1,923,447
                                                                           ------------   ------------

     Total assets                                                          $548,557,407   $556,339,034
                                                                           ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits
   Non-interest-bearing demand                                             $107,097,017   $103,873,407
   Savings and interest-bearing demand                                      225,894,802    233,755,617
   Club accounts                                                              1,661,786      2,397,405
   Time                                                                     125,144,292    127,977,167
   Time of $100,000 and over                                                 29,082,870     28,810,516
                                                                           ------------   ------------

     Total deposits                                                         488,880,767    496,814,112
                                                                           ------------   ------------

Borrowed money                                                                3,795,114      3,004,038
Other liabilities                                                             2,567,989      2,617,489
                                                                           ------------   ------------

     Total liabilities                                                      495,243,870    502,435,639

Commitments

Stockholders' equity
 Common stock, par value $2.50 per share; authorized shares 14,806,718;
   issued shares 8,511,588 in 1998 and 8,511,588 in 1999;
   outstanding shares 8,502,988 in 1998 and 8,500,788 in 1999;               21,278,970     21,278,970
 Surplus                                                                     29,557,747     18,937,950
 Undivided profits (accumulated deficit)                                       (491,609)    10,915,404
 Accumulated other comprehensive income, net                                  3,097,429      2,940,221
 Treasury stock, at cost (8,600 and 10,800 shares in 1998 and 1999,
   respectively)                                                               (129,000)      (169,150)
                                                                           ------------   ------------

     Total stockholders' equity                                              53,313,537     53,903,395
                                                                           ------------   ------------

     Total liabilities and stockholders' equity                            $548,557,407   $556,339,034
                                                                           ============   ============

See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC, AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1998           1999
                                                        -------------  -------------
INTEREST INCOME
 Loans and fees                                            $6,214,297     $6,261,481
 Federal funds sold                                           187,709        187,305

 Securities
   U.S. Treasury                                              993,358        924,655
   U.S. Government agencies                                   767,600        795,620
   States and political subdivisions                          364,195        463,369
   Other                                                       80,625        295,873
                                                           ----------     ----------

      Total interest income                                 8,607,784      8,928,303
                                                           ----------     ----------

INTEREST EXPENSE
 Deposits                                                   3,190,229      3,343,505
 Borrowed money                                                36,967         44,762
                                                           ----------     ----------

      Total interest expense                                3,227,196      3,388,267
                                                           ----------     ----------

      Net interest income                                   5,380,588      5,540,036
                                                           ----------     ----------

PROVISION FOR LOAN LOSSES                                      48,882        105,000

 Net interest income after provision for loan losses        5,331,706      5,435,036
                                                           ----------     ----------

OTHER INCOME
 Service charges on deposit accounts                          587,864        600,062
 Gain on sale of investment securities                         53,542         13,591
 Other income                                                 133,477        118,421
                                                           ----------     ----------

      Total other income                                      774,883        732,074
                                                           ----------     ----------

OTHER EXPENSES
 Salaries and benefits                                      2,107,150      2,253,836
 Occupancy expense, net                                       392,129        412,783
 Furniture and equipment                                      378,577        425,855
 Other                                                      1,178,577      1,038,013
                                                           ----------     ----------

      Total other expenses                                  4,056,433      4,130,487
                                                           ----------     ----------

INCOME BEFORE INCOME TAXES                                  2,050,156      2,036,623
INCOME TAXES                                                  684,711        611,684
                                                           ----------     ----------

NET INCOME                                                 $1,365,445     $1,424,939
                                                           ==========     ==========

Net income per common share
 Basic                                                           0.16           0.17
 Diluted                                                         0.16           0.17

Weighted average number of shares outstanding
 Basic                                                      8,488,138      8,501,619
 Diluted                                                    8,488,138      8,501,619

See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                                                                             Three Months Ended March 31,
                                                                            ------------------------------
                                                                                 1998            1999
                                                                            --------------  --------------
Net income                                                                     $1,365,445      $1,424,939
                                                                               ----------      ----------

Other comprehensive income, net of income taxes
 Unrecognized holding gains (losses) on securities available for sale,
   net of income taxes (benefit) of $161,990 and $(76,365), respectively          228,751        (148,238)
 Less gains on dispositions of securities available for sale,
 net of income taxes of $18,204 and $4,621, respectively                          (35,338)         (8,970)
                                                                               ----------      ----------

     Total other comprehensive income (loss)                                      193,413        (157,208)
                                                                               ----------      ----------

Comprehensive income                                                           $1,558,858      $1,267,731
                                                                               ==========      ==========



See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                     ------------------------------
                                                                                          1998            1999
                                                                                     --------------  --------------
Cash flows from operating activities
 Net income                                                                           $  1,365,445    $  1,424,939
 Adjustments to reconcile net income to net cash provided by operating activities
   Net amortization and accretion                                                          152,935          76,375
   Depreciation and amortization of premises and equipment                                 266,195         319,630
   Provision for loan losses                                                                48,882         105,000
   Gain on sales of investment securities                                                  (53,542)        (13,591)
   Decrease in accrued interest receivable                                                 405,799         110,463
   Decrease in other assets                                                                310,995         939,776
   Increase in other liabilities                                                           191,886         174,842
                                                                                      ------------    ------------

     Net cash provided by operating activities                                           2,688,595       3,137,434

Cash flows from investing activities
 Net change in certificates of deposit                                                        (908)        (10,000)
 Proceeds from maturities of and repayments on securities available for sale            10,826,000       5,576,303
 Proceeds from sales of securities available for sale                                    6,816,000       2,384,586
 Proceeds from calls of securities available for sale                                    1,500,000               -
 Purchases of securities available for sale                                            (10,710,254)    (15,744,340)
 Proceeds from maturities of and repayments on securities held to maturity               6,448,000       3,689,825
 Purchases of securities held to maturity                                               (5,931,687)     (4,124,521)
 Net increase in loans receivable                                                         (219,038)     (4,682,143)
 Additions to premises and equipment                                                      (372,952)       (147,101)
                                                                                      ------------    ------------

     Net cash (used in) provided by investing activities                                 8,355,161     (13,057,391)

Cash flows from financing activities
 Net increase (decrease) in deposits                                                    (1,712,030)      7,933,345
 Net decrease in short-term borrowings                                                    (874,627)       (791,076)
 Proceeds from sale of common stock                                                        229,653               -
 Cash dividends paid on common stock                                                      (535,500)       (637,903)
 Purchase of treasury stock                                                                      -         (40,150)
                                                                                      ------------    ------------

     Net cash provided by (used in) financing activities                                (2,892,504)      6,464,216

Net (decrease) increase in cash and cash equivalents                                     8,151,252      (3,455,741)

Cash and cash equivalents - beginning                                                   41,168,103      35,068,899
                                                                                      ------------    ------------

Cash and cash equivalents - ending                                                    $ 49,319,355    $ 31,613,158
                                                                                      ============    ============

Supplemental disclosures of cash flow information
 Cash paid during the three month period for
   Income taxes                                                                       $     37,450    $    225,000
   Interest                                                                           $  3,279,342    $  3,422,419

Supplemental schedule of noncash investing and financing activities
 Transfer of investment securities transferred from available
   for sale to held for sale                                                          $          -    $ 15,314,167

See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31,1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

 Amounts previously reported by the Corporation in its consolidated statement of income for the three months ended March 31, 1998, have been retroactively restated to include the accounts of Metropolitan State Bank (Metropolitan), which on February 20, 1998, was merged with a newly formed subsidiary of the Corporation with Metropolitan as the surviving bank. Each share of Metropolitan common stock outstanding was converted to 0.941 shares of the
 Corporation's common stock, resulting in the issuance of 669,867 shares.   The
 merger was accounted for under the pooling of interests method of accounting.

 On December 7, 1998, the Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) and a Stock Option Agreement (the Option Agreement) with High Point Financial Corp. (High Point) pursuant to which outstanding shares of High Point common stock will be converted into shares of the Corporation's common stock and High Point's subsidiary, National Bank of Sussex County, will become a wholly owned subsidiary of the Corporation. Pursuant to the Merger Agreement, each outstanding share of High Point Common Stock (3,811,480 shares of High Point common stock were outstanding as of December 31, 1998) will be converted into 1.2 shares of the Corporation's common stock. At December 31, 1998, the Corporation owned 344,252 shares of High Point Common Stock which will be cancelled upon the consummation of the merger. The merger is subject to regulatory approval, the approval of the Corporation's and High Point's shareholders and other standard conditions. The merger is anticipated to be accounted for under the pooling of interests method of accounting.

NOTE 2 - NET INCOME PER COMMON SHARE

 Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

 On August 26, 1998, the Corporation's Board of Directors authorized a 2 for 1 stock split in the form of a 100% stock dividend, which was distributed on October 1, 1998. Per share amounts have been retroactively restated to give effect to this stock dividend.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 3 - STOCKHOLDERS' EQUITY

 The $491,609 deficit in undivided profits contained in the December 31, 1998 consolidated financial statements is the result of a bookkeeping entry charging undivided profits $10,617,797 in connection with Corporation's accounting for its 2 for 1 stock split effected in the form of a 100% stock dividend distributed October 1, 1998. In accordance with New Jersey corporate law, the Corporation's Board of Directors on March 10, 1999, approved the reversing of this accounting treatment of the stock dividend, thereby moving the $10,617,797 from the capital stock account to the undivided profits account to more accurately reflect the Corporation's financial condition. This reclassifications was made in the Corporation's unaudited consolidated statement of financial condition as of March 31, 1999.


NOTE 4 - SECURITIES AVAILABLE FOR SALE

                                                     March 31, 1999
                                        -----------------------------------------
                                        Amortized  Gross unrealized   Fair market
                                                   -----------------
                                          cost      Gains    Losses      value
                                        ---------  --------  -------  -----------
                                                     (in thousands)

   U.S. Treasury                         $ 24,465    $  334   $ (23)     $ 24,776
   U.S. Government agencies                26,284        35    (259)       26,062
   Mortgage-backed securities               2,671        23     (11)        2,683
   States and political subdivisions       40,010       309    (119)       40,200
   Other debt securities                    9,041         3    (123)        8,919
   Equity securities                        1,512     4,820       -         6,332
                                         --------    ------   -----      --------

                                         $103,983    $5,524   $(535)     $108,972
                                         ========    ======   =====      ========
                                                    December 31, 1998
                                        -----------------------------------------
                                        Amortized  Gross unrealized   Fair market
                                                   ------------------
                                        cost       Gains     Losses   value
                                        ---------  --------  ------   -----------
                                                   (in thousands)
   U.S. Treasury                         $ 28,552    $  587   $ (19)     $ 29,120
   U.S. Government agencies                25,719        62    (110)       25,671
   Mortgage-backed securities               3,279        32     (14)        3,297
   States and political subdivisions       38,456       384     (60)       38,780
   Other debt securities                   14,163        25    (100)       14,088
   Equity securities                        1,503     4,389       -         5,892
                                         --------    ------   -----      --------

                                         $111,672    $5,479   $(303)     $116,848
                                         ========    ======   =====      ========

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 4 - SECURITIES AVAILABLE FOR SALE (CONTINUED)

The following is a summary of securities available for sale by maturity:

                                                      1999                    1998
                                             ----------------------  ----------------------
                                             Amortized  Fair market  Amortized  Fair market
                                               cost        value       cost        value
                                             ---------  -----------  ---------  -----------
                                                             (in thousands)

   Due in one year or less                    $ 16,535     $ 16,576   $ 21,669     $ 21,755
   Due after one year through five years        68,815       69,092     60,842       61,384
   Due after five years through ten years       11,908       11,771     15,293       15,441
   Due after ten years                           2,542        2,518      9,086        9,079
   Mortgage-backed securities                    2,671        2,683      3,279        3,297
   Equity securities                             1,512        6,332      1,503        5,892
                                              --------     --------   --------     --------

                                              $103,983     $108,972   $111,672     $116,848
                                              ========     ========   ========     ========

NOTE 5 - INVESTMENT SECURITIES HELD TO MATURITY

                                                           March 31, 1999
                                              -----------------------------------------
                                              Amortized  Gross unrealized   Fair market
                                                         -----------------
                                                cost      Gains    Losses      value
                                              ---------  --------  -------  -----------
                                                           (in thousands)
   U.S. Treasury                                $38,427    $  486   $ (54)      $38,859
   U.S. Government agencies                      26,853       201     (37)       27,017
   Mortgage-backed securities                     2,150        21     (36)        2,135
   States and political subdivisions              4,372        67       -         4,439
   Other debt securities                         11,249         2    (128)       11,123
                                                -------    ------   -----       -------

                                                $83,051    $  777   $(255)      $83,573
                                                =======    ======   =====       =======
                                                          December 31, 1998
                                              -----------------------------------------
                                              Amortized  Gross unrealized   Fair market
                                                         ----------------
                                              cost       Gains     Losses   value
                                              ---------  --------  ------   -----------
                                                         (in thousands)
   U.S. Treasury                                $32,576    $  630   $   -       $33,206
   U.S. Government agencies                      21,910       317     (27)       22,200
   Mortgage-backed securities                     2,165        23      (5)        2,183
   States and political subdivisions              4,513        78       -         4,591
   Other debt securities                          6,138         6     (53)        6,091
                                                -------    ------   -----       -------

                                                $67,302    $1,054   $ (85)      $68,271
                                                =======    ======   =====       =======

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 5 - INVESTMENT SECURITIES HELD TO MATURITY (CONTINUED)

The following is a summary of securities held to maturity by maturity:

                                                         1999                      1998
                                                ----------------------  ---------------------------
                                                Amortized  Fair market    Amortized    Fair market
                                                  cost        value         cost          value
                                                ---------  -----------  -------------  ------------
                                                                  (in thousands)

  Due in one year or less                         $13,697      $13,754    $   14,916    $   15,007
  Due after one year through five years            66,501       66,964        48,257        49,095
  Due after five years through ten years              503          411         1,664         1,677
  Due after ten years                                 200          309           300           309
  Mortgage-backed securities                        2,150        2,135         2,165         2,183
                                                  -------      -------  ------------   -----------

                                                  $83,051      $83,573    $   67,302    $   68,271
                                                  =======      =======  ============   ===========

NOTE 6 - LOANS

                                                             December 31,    March 31,
                                                                 1998           1999
                                                             ------------   -----------
                                                                    (in thousands)
  Loans                                                        $  311,671    $  316,232
   Less
   Unearned income                                                   (178)         (116)
   Allowance for loan losses                                       (3,897)       (3,943)
                                                             ------------   -----------

                                                               $  307,596    $  312,173
                                                             ============   ===========

 A summary of the activity in the allowance for loan losses is as follows:

                                                             Three months ended March 31,
                                                             ----------------------------
                                                                 1998            1999
                                                             ------------     -----------
  Balance - beginning                                           $4,142,340    $3,897,024

  Provisions charged to operations                                  48,882       105,000

  Loans charged off                                               (446,792)      (89,064)

  Recoveries of loans previously charged off                       229,287        30,158
                                                              ------------   -----------
  Balance of allowance at end of period                         $3,973,717    $3,943,118
                                                              ============   ===========

 Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 6 - LOANS (CONTINUED)

                                        December 31,        March 31,
                                            1998              1999
                                        ------------     ------------

Recorded investment in impaired loans:
 With recorded allowances                 $    1,133         $    802
 Without recorded allowances                   1,119            1,116
                                          ----------         --------

 Total impaired loans                          2,252            1,918
                                          ----------         --------

 Related allowance for loan losses               381              423
                                          ----------         --------

Net impaired loans                        $    1,871         $  1,495
                                          ==========         ========

                                        Three months ended March 31,
                                        -----------------------------
                                            1998              1999
                                        ------------       ----------

Average recorded investment               $3,388,188         $597,384
Interest income recognized                    22,337           16,374

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


                              Three Month Summary

     The first three months of 1999 resulted in slightly increased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1998. Net income increased $59,494, or 4.36%, to $1,424,939 for the first three months of 1999 from $1,365,445 for the same period in 1998. Net income per share basic and diluted increased $.01 to $.17. Increases of $159,448 in net interest income and a decrease of $73,027 in income tax expense more than offset increases of $56,118 in the provision for loan losses and $74,054 in total other expenses, and a decrease of $42,808 in total other income.

     The Company's annualized return on average assets and average stockholders' equity for the first three months of 1999 were 1.03% and 10.61%, respectively, compared to 1.08% and 11.07%, respectively, for the same period in 1998.



                             Results of Operations

     Total interest income increased $320,519, or 3.72% to $8,928,303 for the three months ended March 31, 1999, when compared to $8,607,784 for the same period in 1998. The overall increase in this category was a result of increases of $47,184 or .76% in interest earned on the loan portfolio and $273,739 or 12.41% in interest earned on the securities portfolio.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $19.0 million, which was partially offset by a 46 basis point decrease in yield. Loan volume increases were reflected in commercial loans, which increased on average by 5.2% and mortgage loans, which increased on average by 13.8%, which were partially offset by a decrease in consumer loans, which decreased on average by 2.8%. The increase in interest income on investment securities was attributable to an increase in average balances of $35.7 million, (reflecting a $28.0 million increase in the average volume of taxable securities and a

$7.7 million increase in the average volume of non-taxable securities). which was partially offset by a 35 basis point decrease in yield. Interest income on federal funds sold was unchanged as a $2.2 million increase in average balances was offset by a 78 basis point decrease in yield.

     Total interest expense increased $161,071 or 4.99%. Of this increase, interest expense on deposits increased $153,276 or 4.80% to $3,343,505 for the first quarter of 1999 compared to $3,190,229 for the same period in 1998. This increase is primarily attributable to an increase of $36.4 million in average balances of interest bearing deposits (which partially funded the increases in loans and investment securities), which was partially offset by an 18 basis point decline in yield.

     Net interest income increased $159,448 or 2.96% to $5,540,036 for the first three months of 1999 from $5,380,588 for the same period in 1998, primarily as the result of increased balances of net earning assets. The annualized net interest margin (the average yield on interest earning assets, less the average cost of interest-bearing liabilities) decreased from 3.89% to 3.56%. While the average yield on earning assets decreased 50 basis points from 7.51% to 7.01%, the average rate paid on interest-bearing liabilities decreased 17 basis points from 3.62% to 3.45%.

     The provision for loan losses increased $56,118 or 114.80% to $105,000 for the three months ended March 31, 1999, as compared with $48,882 for the same prior year period. During the first quarter of 1999, the Company charged off loans of $89,000 and recovered $30,000 in previously charged off loans compared to $447,000 and $230,000, respectively, during the same period in 1998. The $89,000 in charged-off loans in 1999 is the result of the charging off of nine consumer installment loans. The allowance for loan losses at March 31, 1999, and December 31, 1998, was 1.25% of total loans, compared to 1.36% at March 31, 1998. The Company believes, based on management's ongoing review of loan quality, economic conditions, loss experience, and loan growth, that the allowance for loan losses is adequate. This statement represents a forward-looking statement. Actual results could differ materially from this statement based upon a number of conditions, including the financial viability of the Company's loan customers, the value of the Company's collateral, and general economic conditions.

     The following table sets forth for the three months ended
March 31, 1999 and 1998, and for each of the years in the five years ended December 31, 1998, the activity of the allowance for loan losses account.


                                                   THREE  MONTHS  ENDED
                                                   --------------------
                                                        March 31,                  YEAR  ENDED  DECEMBER 31,
                                                   -----------  -------   ------------------------------------------------
                                                       1999       1998      1998      1997      1996      1995      1994
                                                   -----------  -------   --------  --------  --------  --------  --------
                                                                                     (Dollars in Thousands)
Balance of allowance at beginning
   of period...........................                $3,897    $4,142    $4,142    $3,585    $3,470    $3,547    $3,455
                                                       ------    ------    ------    ------    ------    ------    ------
Charge-offs:
   Commercial..........................                    35       232       834       466       451       119       339
   Installment.........................                    54        49       426       133       328       291       250
   Mortgage............................                    --       166        --        --        70       217        23
                                                       ------    ------    ------    ------    ------    ------    ------
      Total charge-offs................                    89       447     1,260       599       849       627       612
                                                       ------    ------    ------    ------    ------    ------    ------
Recoveries:
   Commercial..........................                    21       211       256        20        25       128        69
   Installment.........................                     9        19        61        77        31        65        66
   Mortgage............................                    --        --        --        33        --        --        --
                                                       ------    ------    ------    ------    ------    ------    ------
      Total recoveries.................                    30       230       317       130        56       193       135
                                                       ------    ------    ------    ------    ------    ------    ------
Net charge-offs........................                    59       217       943       469       793       434       477
                                                       ------    ------    ------    ------    ------    ------    ------
Provision for loan losses..............                   105        49       698     1,026       908       357       569
                                                       ------    ------    ------    ------    ------    ------    ------
Balance of allowance at end of period..                $3,943    $3,974    $3,897    $4,142    $3,585    $3,470    $3,547
                                                       ======    ======    ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding...................                   .02%      .07%      .32%      .17%      .32%      .19%      .23%
Balance of allowance at end of period
   as a percent of total loans.........                  1.25%     1.36%     1.25%     1.42%     1.33%     1.49%     1.62%

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

     Loans, or portions thereof, are charged-off when it is determined that a loss has occurred. Until such time, an allowance for loan loss is maintained for estimated losses. With regard to interest income recognition for payments received on impaired loans, as well as all non-accrual loans, the Company applies any payments to principal as long as there is doubt as to the collectibility of the loan balance.

     As of March 31, 1999, based on the above criteria, the Company classified three commercial loans, totaling $1,791,773; and, one mortgage loan, totaling $126,160, as impaired. The impairment of these loans is based on the fair value of the underlying collateral for these loans. Based upon such evaluation of these impaired loans, $422,638 has been allocated to the allowance for loan losses.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned as of March 31, 1999 and 1998, and as of December 31 of each of the last five years:


                                               March 31,                   DECEMBER 31,
                                         ------------------  -------------------------------------------
                                           1999      1998     1998     1997     1996     1995     1994
                                         ---------  -------  -------  -------  -------  -------  -------
                                                                 (In Thousands)
Non-accrual loans......................   $  1,520   $2,950   $1,257   $2,007   $1,845   $2,366   $2,658
Past due loans.........................      2,583    1,965    4,248    1,400    2,200      679    1,039
Renegotiated loans.....................      1,888      913    1,468    1,529    2,567    2,325   $1,740
                                            ------   ------   ------   ------   ------   ------   ------
   Total non-accrual, past due
    and renegotiated loans                   5,991    5,828    6,973    4,936    6,612    5,370    5,437
Other real estate owned                        394      648      788      648      177      951    1,302
                                            ------   ------   ------   ------   ------   ------   ------
   Total...............................   $  6,385   $6,476   $7,761   $5,584   $6,789   $6,321   $6,739
                                            ======   ======   ======   ======   ======   ======   ======

     Included in the above schedule at March 31, 1999, is one non-accrual commercial loan, totaling $223,586; two commercial loans past due over 90 days, totaling $1,568,187; and, one mortgage loan past due over 90 days, totaling $126,160, which represents all loans categorized as impaired.

     At March 31, 1999, non-accrual loans totaled $1,520,000, an increase of $263,000 compared to December 31, 1998. This net change is primarily the result of the addition of two commercial loans totaling $31,000 and one consumer loan totaling $228,000, which have been added to this category. Of the total non-accrual loans at March 31, 1999, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At March 31, 1999, loans past due 90 days or more and still accruing totaled $2,583,000, a decrease of $1,665,000 compared to December 31, 1998. This net change is primarily the result of the reduction of one commercial loan, totaling $1,332,000, which has become current and the reduction of two commercial loans, totaling $274,000, and one mortgage loan, totaling $161,000, which have been renegotiated. At March 31, 1999, renegotiated loans totaled $1,888,000, an increase of $420,000 compared to December 31, 1998. All renegotiated loans are current with respect to the revised terms with the exception of two loans past due over 90 days, which are categorized as impaired. This net change is primarily the result of the previously two noted renegotiated commercial loans and one renegotiated mortgage loan, which have been added to this category. At March 31, 1999, other real estate owned totaled $394,000, a decrease of $394,000 compared to December 31, 1998. This net change is primarily the result of the sale of properties held in this category during the first quarter of 1999.

     Total other income decreased $42,808 or 5.52% to $732,074 for the first three months of 1999 from $774,883 for the same period in 1998. This decrease is primarily the result of a $40,000 decrease in gain on disposition of securities.

     Other expenses increased by $74,054 or 1.83% to $4,130,487 for the first three months of 1999 from $4,056,433 for the same period in 1998. Salaries and benefits increased by $146,686 or 6.96%. This was due to increased staffing levels, partially due to three additional branch offices being opened, along with normal salary increases. Occupancy expense increased $20,654 or 5.27%. Furniture and fixtures expense increased $47,278 or 12.49%. These increases are a result of the aforementioned branch expansion. Other expenses decreased in the aggregate $140,564 or 11.93%. The Company incurred $316,000 in acquisition expense during the first quarter of 1998 with regard to the acquisition of Metropolitan State Bank. Exclusive of this acquisition expense, other expenses increased approximately $175,436 or 20.34%. Approximately $134,000 of this increase is due to higher expenses incurred due to the increased number of branches and the Company's banking business. The remaining $41,000 represents supplemental pension expense incurred in 1999, relating to the funding of an annuity for the Chief Executive Officer of Metropolitan State Bank. The effective tax decreased from 33.39% at March 31, 1998, to 30.03% at March 31, 1999. The decrease in income tax expense was due primarily to an increase in tax-exempt income, as well as a decrease in pre-tax earnings.

                              Financial Condition

     The Company's total assets increased $7.8 million or 1.42% from $548.5 million at December 31, 1998, to $556.3 million at March 31, 1999. A $3.5 million decrease in cash and cash equivalents and a $1.2 million decrease in other assets was offset by increases of $7.9 million in the Company's securities portfolio, and $4.6 million in the loan portfolio.

     At March 31, 1999, the Company's securities portfolio of
$192.0 million is segregated into classifications of "available for sale" and "held to maturity". Unrealized gains and losses of $5,503,000 and $515,000, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at March 31, 1999, is to increase stockholders' equity by $2,940,000. Securities held to maturity at March 31, 1999, contain unrealized gains and losses of $777,000 and $255,000, respectively. For the entire securities portfolio, net unrealized gains were at $5,511,000 at March 31, 1999, as compared with a $6,145,000 net unrealized gain at December 31, 1998.

     Total loans increased $4.6 million or 1.49% from December 31, 1998 to March 31, 1999.

     Total deposits increased $7.9 million or 1.62% from December 31, 1998, to March 31, 1999. A $7.9 million increase in savings and interest-bearing demand deposits and a $2.6 million increase in time deposits more than offset a $3.2 million decrease in non-interest bearing demand deposits. The overall increase in deposits was primarily due to the additional branch offices, which were opened. Time deposits at March 31, 1999, represented 31.56% of total deposits as compared to 31.55% at December 31, 1998.

     Stockholders' equity increased $590,000 or 1.11% as net income of $1,425,000 was offset by a $157,000 decrease in the equity component related to available for sale securities, $638,000 in dividends paid to stockholders and $40,000 in the repurchase of treasury stock.

     Cash and cash equivalents decreased by $3.5 million during the three months ended March 31, 1999. Operating activities, principally the result of the Company's net income and the decrease of other assets, provided $3.1 million in net cash. Investing activities used $13.0 million in net cash, primarily reflecting the increase in the Company's investment portfolio. Financing activities provided $6.5 million in net cash, reflecting an increase in deposits partially offset by a decrease in short term borrowings and a cash dividend paid on common stock.

CAPITAL  RESOURCES

     In March 1989, the FDIC adopted a risk-based capital policy statement which imposed a minimum capital standard on insured banks. The minimum ratio of off risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for loan losses. The Federal Reserve Board adopted a similar risk-based capital guideline for the Company which is computed on a consolidated basis.

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

     The following table reflects the Company's capital ratios as of March 31, 1999:


                                                                   Amount          Ratio
                                                                       (In Thousands)
Risk-Based Capital Ratios:
Actual Tier I Capital                                                50,963        15.85%
Tier I Capital minimum amount                                        12,862         4.00%
                                                                    -------        -----
Excess                                                              $38,101        11.85%
                                                                    =======        =====

Actual Combined Tier I and Tier II Capital                          $54,906        17.08%
Combined Tier I and Tier II Capital minimum requirement              25,724         8.00%
                                                                    -------        -----
Excess                                                              $29,182         9.08%
                                                                    =======        =====


Leverage Ratio:
Actual Tier I Capital to average first quarter assets               $50,963         9.20%
Minimum leverage target*                                               *              *
                                                                    -------        -----
Excess                                                                 *              *



* No formal minimum leverage target (other than the tree percent floor described above) has been established for the Company or the Bank as of March 31, 1999.

 ITEM 3  Quantitative and Qualitative Disclosures
         About Market Risk
         Not applicable -- no significant change from Annual Report on Form 10-K.

                          PART II  OTHER  INFORMATION

Item 1    Legal Proceedings                     Not Applicable

Item 2    Change in Securities                  Not Applicable

Item 3    Defaults Upon Senior Securities       Not Applicable

Item 5    Other Information                     Not Applicable

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b)  Current Reports on Form 8-K Filed During The Quarter Ended
          March 31, 1999: On March 24, 1999, the Company filed a Current Report on Form 8-K in connection with a change in the Registrant's Certifying Accountants.

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

     May 11, 1999
---------------------
         Date