Form 10-K405/A
period 1998-12-31
LAKELAND BANCORP INC
filed 1999-06-18
CIK 846901

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                  FORM 10-K/A2

                     (Amendment No. 2, amending Items 6-8)

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

                              Title of each class
                              -------------------

                         Common Stock, $2.50 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such reporting requirements for the past 90 days. Yes X No
                                                  ---    ---

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

     Documents incorporated by reference:  None

Item 6. Selected Financial Data

                                               As of and for the Years Ended December 31,
                                              ------------------------------------------------
                                                1998      1997      1996      1995      1994
                                              --------  --------  --------  --------  --------
                                          (In thousands except for per share and ratio information)
Selected balance sheet
 data:
 Investment securi-
  ties(1)...............                      $184,150  $159,343  $140,882  $143,507  $147,205
 Short-term invest-
  ments(2)..............                        11,079    12,827     9,900    27,175     2,825
 Loans..................                       311,493   291,145   268,546   232,064   219,520
 Allowance for possible
  loan losses...........                         3,897     4,142     3,585     3,470     3,547
 Total assets...........                       548,557   507,725   457,717   437,079   401,768
 Deposits...............                       488,881   453,471   409,710   391,996   364,121
 Stockholders' equity...                      $ 53,314  $ 48,662  $ 43,579  $ 38,600  $ 32,215
Selected operating data:
 Interest income........                      $ 34,935  $ 33,405  $ 30,731  $ 28,956    26,697
 Interest expense.......                        13,009    12,925    11,787    11,244     9,296
                                              --------  --------  --------  --------  --------
 Net interest income....                        21,926    20,480    18,944    17,712    17,401
 Provision for loan
  losses................                           698     1,026       908       357       571
                                              --------  --------  --------  --------  --------
 Net interest income
  after provision for
  loan losses...........                        21,228    19,454    18,036    17,355    16,830
 Other income...........                         3,165     3,023     2,671     2,434     2,225
 Other expenses.........                        15,752    14,508    12,692    12,201    11,565
                                              --------  --------  --------  --------  --------
 Income before income
  taxes.................                         8,641     7,969     8,015     7,588     7,490
 Income taxes...........                         2,916     2,648     2,665     2,351     2,232
                                              ========  ========  ========  ========  ========
 Net income.............                      $  5,725  $  5,321  $  5,350  $  5,237  $  5,258
                                              ========  ========  ========  ========  ========
 Weighted average com-
  mon shares outstand-
  ing(3)
   Basic................                         8,493     8,405     8,304     8,187     8,010
   Diluted..............                         8,493     8,435     8,337     8,220     8,014
 Net income per common
  share(3)
   Basic................                      $   0.67  $   0.63  $   0.64  $   0.64  $   0.66
                                              --------  --------  --------  --------  --------
   Diluted..............                      $   0.67  $   0.63  $   0.64  $   0.64  $   0.66
                                              --------  --------  --------  --------  --------
Other selected data:
 Return on average as-
  sets..................                          1.11%     1.10%     1.22%     1.28%     1.33%
 Return on average
  stockholders' equi-
  ty....................                         11.28     11.46     13.15     14.91     17.27
 Average stockholders'
  equity to average as-
  sets..................                          9.86      9.63      9.29      8.60      7.69
 Net interest
  spread................                          3.78      3.81      3.88      3.88      4.21
 Net interest mar-
  gin...................                          4.62      4.61      4.68      4.64      4.73
 Efficiency ratio(4)....                         62.78     61.73     58.72     60.56     58.93
 Cash dividend per
  share(3)..............                      $   0.29  $   0.24  $   0.21  $   0.19  $   0.15
 Dividend payout ra-
  tio...................                         42.72%    37.36%    31.85%    30.04%    23.16%
 Non-performing loans
  to total loans........                          2.24      1.69      2.46      2.31      2.48
 Non-performing assets
  to total loans plus
  other real estate.....                          2.57      1.91      2.53      2.71      3.05
 Allowance for possible
  loan losses/non-per-
  forming loans.........                         55.89     83.91     54.22     64.62     65.24
 Allowance for possible
  loan losses/total
  loans.................                          1.25      1.42      1.34      1.49      1.62
 Net charge-offs to av-
  erage loans, net......                          0.32      0.17      0.32      0.19      0.23

--------
(1) Includes securities available for sale and held to maturity.
(2) Comprised of federal funds sold and certificates of deposit.
(3) Weighted average common shares outstanding and per share figures are based on the weighted average number of shares outstanding during the periods after giving retroactive effect to a 2 for 1 stock split effected in the form of a 100% stock dividend distributed on October 1, 1998, a 5% stock dividend distributed on October 15, 1997, a 2% stock dividend distributed on December 10, 1996, a 2 for 1 stock split effected in the form of 100% stock dividend distributed on October 25, 1995, and a 5% stock dividend distributed on June 30, 1995.
(4) The efficiency ratio is non-interest expense as a percent of net interest income plus non-interest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Review. Lakeland reported net income of $5.7 million for the year ended December 31, 1998, an increase of $404,633 or 7.61% compared to $5.3 million for the year ended December 31, 1997. Net income per share (basic and diluted) increased $.04 to $.67 per share for the year ended December 31, 1998, as compared to $.63 per share for the year ended December 31, 1997. Increases in net interest income, derived primarily from an average volume increase in the loan portfolio, an increase in other income, and a decrease in the provision for loan losses were partially offset by increases in other expenses and income tax expense. Net income in 1997 decreased by $29,619 or .55% as compared to $5.35 million in 1996. As of December 31, 1998, Lakeland had total assets of $548.6 million, an increase of $40.8 million or 8.04% compared to $507.7 million at December 31, 1997.

   Lakeland's return on average assets and average stockholders' equity was 1.11% and 11.28%, respectively, for 1998, compared to 1.10% and 11.46%, respectively, in 1997 and 1.22% and 13.15%, respectively, in 1996. The decline in the return on average stockholders' equity since 1996 primarily reflects increases in stockholders' equity resulting primarily from profitable operations over this period along with increased capital generated by shares of Lakeland common stock sold to existing shareholders pursuant to Lakeland's dividend reinvestment program.

   Lakeland's gross loan portfolio increased $20.3 million or 6.97% from $291.4 million at December 31, 1997, to $311.7 million at December 31, 1998. This increase consisted of commercial loan increases of $6.4 million, mortgage (including construction) loan increases of $14.3 million, and consumer installment (including home equity and improvement)loan decreases of $389,000.

   The investment portfolio, including both held to maturity and available for sale securities, increased $24.8 million or 15.57% from $159.3 million at December 31, 1997, to $184.1 million at December 31, 1998. The investment portfolio contains net unrealized gains of $6.1 million at December 31, 1998, an increase of $2.3 million from the net unrealized gain of $3.8 million in the portfolio at December 31, 1997. Included in unrealized gains at December 31, 1998, and 1997 are $4.4 million and $2.8 million, respectively, related to shares of High Point Financial Corp. common stock. Lakeland has a pending merger agreement with High Point. Should the merger be consummated, the unrealized gain on these High Point shares would be eliminated. Cash and cash equivalents decreased $6.1 million, or 14.82% to $35.1 million at December 31, 1998, from $41.2 million at December 31, 1997. This decrease was partially the result of a $4.2 million reduction in cash and due from banks, which is due to a reserve reduction strategy implemented in 1998. Cash and cash equivalents represented 6.4% and 8.1% of total assets at December 31, 1998, and 1997, respectively.

   Total deposits increased $35.4 million or 7.81% from $453.5 million at December 31, 1997, to $488.9 million at December 31, 1998. This increase consisted of non-interest-bearing demand deposit increases of $9.6 million, savings and interest-bearing demand deposit increases of $17.5 million, and time deposit increases of $8.4 million.

   Interest Income. Interest income increased $1.5 million or 4.58% to $34.9 million in 1998. In 1997, interest income increased $2.7 million or 8.70% to $33.4 million from $30.7 million in 1996.

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

   Interest income on tax-exempt investment securities increased $153,000 or 14.02% to $1.2 million in 1997 from $1.1 million in 1996. A $4.0 million increase in the average balance of such securities was partially offset by a 13 basis point decrease in average yield.

   Interest income on federal funds sold increased $207,000 or 27.97% to $949,000 in 1997 from $742,000 in 1996, due primarily to a $3.5 million increase in average balance along with a 13 basis point increase in average yield.

   Interest Expense. The increase in Lakeland's earning asset base was funded in part by increased deposits. Interest paid on deposits during 1998 increased $52,000 or .41% to $12.81 million from $12.76 million in 1997, as a result of increased average balances. While the average volume of interest-bearing deposits increased $13.0 million or 3.75% during 1998, the average rate paid on those deposits decreased by 12 basis points. Interest expense on time deposits decreased $163,000 or 2.16% from $7.7 million in 1998 to $7.5 million in 1997. During 1998, the average volume of time deposits decreased $729,000, and the average rate paid on time deposits decreased by 8 basis points. Interest expense on interest-bearing demand deposits increased $457,000 or 22.38%. During 1998, the average volume of interest-bearing demand deposits increased $13.2 million, or 15.33%, and the average rate paid on interest-bearing demand deposits increased by 15 basis points from 2.37% during 1997 to 2.52% during 1998. Interest expense on savings and club deposits decreased by $242,000 or 8.04%. During 1998, the average volume of savings deposits increased by $524,000, while the average rate paid on savings deposits decreased by 22 basis points from 2.60% during 1997 to 2.38% during 1998. Total interest expense increased $84,000 or .65%, reflecting the aforementioned factors affecting deposits along with a $32,000 increase in interest expense on borrowed money.

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

   Net Interest Income. Net interest income, typically the largest component of Lakeland's income, is the difference between interest and fees earned on loans and other interest earning assets, and interest paid on deposits and other funding sources.

   The following table reflects the components of Lakeland's net interest income, setting forth for the years presented, (1) average assets, liabilities and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) Lakeland's net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities, and (5) Lakeland's net yield on interest-earning assets. Rates are not computed on a taxable equivalent basis.

                                                     Year Ended December 31,
                          --------------------------------------------------------------------------------
                                    1998                       1997                       1996
                          -------------------------- -------------------------- --------------------------
                                             Average                    Average                    Average
                                    Interest  Rates            Interest  Rates            Interest  Rates
                          Average   Income/  Earned/ Average   Income/  Earned/ Average   Income/  Earned/
                          Balance   Expense   Paid   Balance   Expense   Paid   Balance   Expense   Paid
                          --------  -------- ------- --------  -------- ------- --------  -------- -------
                                                     (dollars in thousands)
Interest-earnings
 assets:
 Loans(A)...............  $296,081  $25,071    8.47% $274,733  $23,502   8.55%  $246,355  $21,443   8.70%
 Taxable investment
  securities(B).........   123,728    7,256    5.86   125,396    7,710   6.15    121,389    7,455   6.14
 Tax-exempt investment
  securities............    35,353    1,586    4.49    27,002    1,244   4.61     22,994    1,091   4.74
 Federal funds sold.....    19,276    1,022    5.30    17,526      949   5.41     14,044      742   5.28
                          --------  -------          --------  -------          --------  -------
 Total interest-earning
  assets................   474,438   34,935    7.36   444,657   33,405   7.51    404,782   30,731   7.59
                                    -------                    -------                    -------
Non-interest-earning
 assets:
 Allowance for loan
  losses................    (3,815)                    (3,663)                    (3,528)
 Other assets...........    44,003                     41,459                     36,596
                          --------                   --------                   --------
 Total assets...........  $514,626                   $482,453                   $437,850
                          ========                   ========                   ========
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits..............  $ 99,313    2,499   2.52   $ 86,142    2,042   2.37   $ 74,741    1,619   2.17
 Savings and club
  deposits..............   116,146    2,767    2.38   115,622    3,009   2.60    114,546    3,425   2.99
 Time deposits..........   143,530    7,547    5.26   144,259    7,710   5.34    125,056    6,569   5.25
 Borrowings.............     3,959      196    4.95     3,263      164   5.03      3,750      174   4.64
                          --------  -------          --------  -------          --------  -------
 Total interest-bearing
  liabilities...........   362,948   13,009    3.58   349,286   12,925   3.70    318,093   11,787   3.71
                                    -------                    -------                    -------
Non-interest-bearing
 liabilities:
 Demand deposits........    98,076                     84,619                     76,780
 Other liabilities......     2,865                      2,105                      2,290
Stockholders' equity....    50,737                     46,443                     40,687
                          --------                   --------                   --------
 Total liabilities and
  stockholders' equity..  $514,626                   $482,453                   $437,850
                          ========                   ========                   ========
Net interest income/net
 interest spread........            $21,926    3.78%           $20,480   3.81%            $18,944   3.88%
                                    =======   =====            =======   ====             =======   ====
Net yield on interest-
 earning assets(C)......                       4.62%                     4.61%                      4.68%
                                              =====                      ====                       ====

--------
(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B) Includes certificates of deposit and interest-bearing cash accounts.
(C) Net interest income divided by average interest-earning assets.

   Volume/Rate Analysis. The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates. The table reflects the extent to which changes in Lakeland's interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

                                       Year Ended December 31,
                            ---------------------------------------------------
                                1998 vs. 1997              1997 vs. 1996
                            ------------------------  -------------------------
                              Increase                  Increase
                             (Decrease)                (Decrease)
                               Due to                    Due to
                             change in       Total     change in       Total
                            -------------  Increase   -------------   Increase
                            Volume  Rate   (Decrease) Volume  Rate   (Decrease)
                            ------  -----  ---------  ------  -----  ----------
                                            (in thousands)
Interest income:
 Loans..................... $1,793  $(224)  $1,569    $2,434  $(375)   $2,059
 Taxable investment
  securities...............   (100)  (354)    (454)      243     12       255
 Tax-exempt investment
  securities...............    375    (33)     342       184    (31)      153
 Federal funds sold........     93    (20)      73       188     19       207
                            ------  -----   ------    ------  -----    ------
  Total interest income....  2,161   (631)   1,530     3,049   (375)    2,674
                            ------  -----   ------    ------  -----    ------
Interest expense:
 Interest-bearing demand
  deposits.................    323    134      457       264    159       423
 Savings and club
  deposits.................     14   (256)    (242)       32   (448)     (416)
 Time deposits.............    (41)  (122)    (163)    1,026    115     1,141
 Borrowings................     35     (3)      32       (24)    14       (10)
                            ------  -----   ------    ------  -----    ------
 Total interest expense....    331   (247)      84     1,298   (160)    1,138
                            ------  -----   ------    ------  -----    ------
Net interest income........ $1,830  $(384)  $1,446    $1,751  $(215)   $1,536
                            ======  =====   ======    ======  =====    ======

   For the year ended 1998, net interest income increased $1.4 million to $21.9 million from $20.5 million in 1997. This increase was attributable to an increase in the volume of average net interest earning assets. A $16.1 million increase in the excess of average interest-earning assets over average interest-bearing liabilities was offset in part by a 3 basis point decrease in the net interest spread. The net yield on interest-earning assets increased to 4.62% in 1998 from 4.61% in 1997. For the year ended 1997, net interest income increased $1.5 million to $20.5 million from $18.9 million in 1996. This increase was attributable to an increase in the volume of average net interest earning assets. An $8.7 million increase in the excess of average interest-earning assets over average interest-bearing liabilities was offset in part by a 7 basis point decrease in both the net interest spread and the net yield on interest-earning assets.

   Provision For Loan Losses. The allowance for loan losses is established to absorb the impact of losses inherent in the loan portfolio. Additions to the allowance are made by means of charges against current earnings and recoveries on loans previously charged to the allowance. The level of the allowance is determined by the loan review committee and the Lakeland Board of Directors after considering such elements as economic conditions, risk exposure, adequacy of collateral, and such other relevant factors.

   On a quarterly basis, the loan review committee reviews a portion of the commercial loans and commercial mortgages in excess of $300,000 for asset quality and future, anticipated collectibility of each loan. Within the calendar year, all loans $300,000 and over are reviewed. Based on this review, a classification is determined for each loan. The various classifications range from the "highest" (loans with outstanding quality), to "solid," "special mention," "substandard," "doubtful," and "loss." Each of these classifications is then assigned a reserve percentage. These percentages range from .25% for the "highest" quality loans to percentages such as 50% for "doubtful" or 100% for "loss." Once each loan is reviewed and assigned this reserve percentage, the percentage is multiplied by the outstanding loan balance, and then the total for all the loans over $300,000 is totaled.

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

   Once this process is completed, this calculation is then reported to the Lakeland Board of Directors. The Board then determines the amount that should be maintained as adequate in the Reserve for Loan Losses. The amount that is maintained in the Reserve for Loan Losses consists of the amount calculated in the loan review process plus an amount which is kept as an excess reserve for unanticipated losses, which are always inherent in the loan portfolio.

   The Lakeland Board of Directors reviews actual experience as compared to the estimates arrived at by the process described above. From time to time, the Board may direct management to adjust this process or the percentages used (to the extent allowable by GAAP and applicable regulations) to better reflect actual loan loss experience.

   At December 31, 1998, the allowance stood at $3,897,000, a $245,000 decrease from December 31, 1997, as Lakeland provided $698,000 to the allowance and had net charge-offs of $943,000. Of the $698,000 increase in the provision, $534,000 was provided for in the fourth quarter of 1998 as Lakeland charged-off five commercial loans at year-end as well as increased the allowance. At December 31, 1997, the allowance stood at $4,142,000, a $557,000 increase from December 31, 1996, as Lakeland provided $1,026,000 to the allowance and had net charge-offs of $469,000. $735,000 of the total provided was done in the fourth quarter, as Metropolitan State Bank charged-off loans at year-end as well as provided for anticipated charge-offs prior to its acquisition by Lakeland. Based on its ongoing loan review process, its collateral positions, and its loss and recovery experience, Lakeland believes that its allowance for loan losses at December 31, 1998, was adequate. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. While it constitutes management's reasoned judgment, actual results could differ from management's determination, as a result of a variety of factors, such as economic distress within Lakeland's primary marketing area and unanticipated financial problems for Lakeland's significant borrowers.

   At December 31, 1998, the allowance for loan losses as a percentage of total loans was 1.25%, as compared to 1.42% and 1.34% at December 31, 1997, and 1996, respectively.

   Other Income. Other (i.e., non-interest) income increased $143,000 or 4.72% to $3.2 million in 1998 from $3.0 million in 1997 and represented 8.31% of total income for 1998. This increase was primarily attributable to an increase of $88,000 in the gain on disposition of securities.

   Other (i.e., non-interest) income increased $351,000 or 13.15% to $3.0 million in 1997 from $2.7 million in 1996 and represented 8.30% of total income for 1997, an increase from 8.00% in 1996. This increase was primarily attributable to an increase in ATM fee income, included in service charges on deposit accounts.

   Other Expenses. Other (i.e., non-interest) expenses in 1998 increased $1.2 million or 8.57% over 1997. Salaries and benefits, the largest component of other expenses, increased by $500,000 or 6.27%, due to branch expansion and normal salary increases. Occupancy expense increased $101,000 or 6.94%. The increase in this category resulted from expansion in Lakeland's branch network. Furniture and fixtures increased by $252,000 or 19.50%. The increase in this category resulted partially from an $84,000 or 36.74% increase in service agreements. This increase was due to the purchasing of maintenance contracts for imaging and computer equipment. Exclusive of this increase in service agreements, furniture and fixtures expense increased $168,000 or 15.77%. This aspect of the increase was due primarily to an increase in depreciation expense, resulting from the mid-1997 purchase of optical imaging equipment and the expansion of Lakeland's branch network. Legal expense increased $219,000 or 92.40%. This was due principally to legal costs incurred in connection with Lakeland's acquisition of Metropolitan State Bank. Other expense categories increased in the aggregate by $170,000 or 4.82%. This was due to increased costs incurred in operating the branch network and Lakeland's banking business.

   Other (i.e., non-interest) expenses in 1997 increased $1.8 million or 14.31% over 1996. Salaries and benefits increased by $1.1 million or 15.17%. This increase was due to increased staffing levels and normal salary increases, as well as increased health benefit and pension costs. Occupancy expense increased $79,000 or 5.74%. Furniture and fixtures expense increased $118,000 or 10.05%. Increases in these two categories are due to costs incurred in operating the branch network, as well as the depreciating of the optical imaging equipment acquired in 1997. Legal expense increased $42,000 or 21.75%. This was due to increased legal costs incurred in Lakeland's normal banking business. Other expense categories increased in the aggregate $525,000 or 17.46%. Significant sources of changes in other expenses were auditing expense, which increased $104,000 or 78.5%, consulting fees, which increased $152,000 or 727.5%, and stationery, supplies, and postage expense, which increased $145,000 or 18.64%. These increases were due largely to increased costs incurred in connection with Lakeland's acquisition of Metropolitan State Bank. Exclusive of these expenses, other expenses increased $124,000 or 6.0%. This was due to increased costs incurred in operating the branch network and Lakeland's banking business.

   Income Taxes. The components of income taxes are summarized as follows:

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------- ------  ------
                                                            (in thousands)
      Current........................................... $ 2,751 $2,854  $2,753
      Deferred..........................................     165   (206)    (88)
                                                         ------- ------  ------
                                                         $ 2,916 $2,648  $2,665
                                                         ======= ======  ======

   Lakeland's effective income tax rate was 33.7%, 33.2%, and 33.3%, in the years ended December 31, 1998, 1997, and 1996, respectively.

   Loans. The following table sets forth the classification of Lakeland's loans by major category as of December 31 for each of the last five years:

                                             December 31
                             ------------------------------------------------
                               1998      1997      1996      1995      1994
                             --------  --------  --------  --------  --------
                                            (in thousands)
Commercial.................. $114,979  $109,163  $ 96,321  $ 84,693  $ 79,978
Real estate mortgage........  113,627    96,911    95,538    83,688    78,551
Real estate construction....    5,251     7,696     2,473     2,097     1,687
Home equity and consumer
 installment................   77,814    77,589    74,336    61,704    59,373
                             --------  --------  --------  --------  --------
  Total Loans...............  311,671   291,359   268,668   232,182   219,589
Less: Unearned income.......     (178)     (214)     (122)     (118)     ( 69)
  Allowance for loan
   losses...................   (3,897)   (4,142)   (3,585)   (3,470)   (3,547)
                             --------  --------  --------  --------  --------
Net loans................... $307,596  $287,003  $264,961  $228,594  $215,973
                             ========  ========  ========  ========  ========

   Lakeland has not made loans to borrowers outside the United States.

   Commercial loans increased $6.4 million from December 31, 1997, to December 31, 1998, representing 36.9% of total loans at December 31, 1998, as compared to 37.3% at December 31, 1997. These loans are primarily to borrowers within Lakeland's market area.

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

   The following table sets forth certain categories of loans as of December 31, 1998, in terms of contractual maturity due:

                                               Within  1 to 5  After 5
                                               1 Year   Years   Years   Total
                                               ------- ------- ------- --------
                                                        (in thousands)
     Commercial............................... $64,831 $32,749 $17,399 $114,979
     Real Estate Construction.................   5,084      --     167    5,251
                                               ------- ------- ------- --------
       Total.................................. $69,915 $32,749 $17,566 $120,230
                                               ======= ======= ======= ========

   The following table sets forth the dollar amount of all commercial and real estate construction loans due one year or more after December 31, 1998, which have pre-determined interest rates or adjustable interest rates:

                                                        1 to 5  After 5
                                                         Year    Years   Total
                                                        ------- ------- -------
                                                            (in thousands)
     Loans with fixed rates............................ $31,781 $17,558 $49,339
     Loans with adjustable rates.......................     968       8     976
                                                        ------- ------- -------
       Total........................................... $32,749 $17,566 $50,315
                                                        ======= ======= =======

   Risk Elements. Commercial loans are placed on a nonaccrual status when principal or interest is in default for a period of ninety days or more except where there exists sufficient collateral to cover the defaulted principal and interest payments or management's knowledge of the specific circumstances warrant continued accrual. Real estate mortgage loans are placed on nonaccrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments or management's knowledge of the specific circumstances warrant continued accrual. Installment loans are regularly charged off when principal and interest payments are six months in arrears. Interest thereafter on such charged-off installment loans is taken into income when received.

   The following schedule sets forth certain information regarding Lakeland's nonaccrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:

                                                     December 31
                                       ---------------------------------------
                                        1998    1997    1996    1995    1994
                                       ------- ------- ------- ------- -------
                                                   (in thousands)
Non-accrual loans (A)................. $ 1,257 $ 2,007 $ 1,845 $ 2,366 $ 2,658
Past due loans (B)....................   4,248   1,400   2,200     679   1,039
Renegotiated loans (C)................   1,468   1,529   2,567   2,325   1,740
                                       ------- ------- ------- ------- -------
Total non-accrual, past due and
 renegotiated loans...................   6,973   4,936   6,612   5,370   5,437
Other real estate owned...............   1,060     648     177     951   1,302
                                       ------- ------- ------- ------- -------
  Total............................... $ 8,033 $ 5,584 $ 6,789 $ 6,321 $ 6,739
                                       ======= ======= ======= ======= =======

--------
(A) Generally represents loans as to which the payment of interest or principal is in arrears for a period of more than ninety days. Current policy requires that interest previously accrued on these loans and not yet paid be reversed and charged against income during the current period. Interest earned thereafter is only included in income to the extent that it is received in cash.
(B) Represents loans as to which payments of interest or principal are contractually past due ninety days or more, but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only when such loans are believed to be fully collectible.
(C) The loan portfolio includes loans whose terms have been renegotiated due to financial difficulties of borrowers. All such loans were performing in accordance with the renegotiated terms and, in management's view, do not present a significant risk of loss as of December 31, 1998.

   There were no loans at December 31, 1998, other than those included in the above table, where Lakeland was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as nonaccrual, past due or renegotiated at a future date.

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

   Loans past due ninety days or more and still accruing increased $2.8 million to $4.2 million at December 31, 1998, from $1.4 million at December 31, 1997. This increase is primarily the result of the addition of two commercial loans, totaling $2.3 million, which are part of this category. Lakeland continues to accrue interest on both of these loans, which are past maturity but continue to make interest payments. They will become current upon renewal pending the receipt of documentation. At December 31, 1998, loans past due ninety days or more and still accruing consisted of three mortgage loans, nineteen commercial loans, and twenty-four consumer loans.

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

   Lakeland has established a standardized process to establish and assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process incorporates credit reviews and considers factors such as concentrations of credit, economic, industry, and real estate market conditions, delinquency trends, collateral coverage, and portfolio composition. Specific allowances are maintained as needed for loans specifically evaluated and classified as impaired. General allowances are maintained with regard to the remainder of the portfolio and are calculated based upon percentages assigned by management to various risk categories.

   Loans specifically evaluated are deemed impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due according to the contractual terms of the loan agreements. An insignificant delay, which is defined as up to 90 days by Lakeland, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if Lakeland expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if Lakeland expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. Lakeland does not aggregate such loans for evaluation purposes.

   Lakeland's policy concerning non-accrual loans states that, except for loans which are considered to be fully collectible by virtue of collateral held as well as other relevant factors, loans are placed on a non-accrual status when payments are 90 days delinquent or more. It is possible for a loan to be on non-accrual status and not be classified as impaired if the balance of such loan is relatively small and, therefore, that loan has not been specifically reviewed for impairment.

   Loans, or portions thereof, are charged-off when it is determined that a loss has occurred. Until such time, an allowance for loan loss is maintained for estimated losses. With regard to interest income recognition for payments received on impaired loans, as well as all non-accrual loans, Lakeland follows FDIC guidelines, which apply any payments to principal as long as there is doubt as to the collectibility of the loan balance.

   As of December 31, 1998, based on the above criteria, Lakeland classified thirteen loans, totaling $2.2 million, as impaired. The impairment of these loans is measured using the present value of future cash flows for three renegotiated loans and is based on the fair value of the underlying collateral for the remaining ten loans. Based upon such evaluation, $381,000 has been allocated to the allowance for loan losses for impairment.

   The following table sets forth for each of the five years ended December 31, 1998, the historical relationships among the amount of loans outstanding, the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

                                             Year Ended December 31,
                                        --------------------------------------
                                         1998    1997    1996    1995    1994
                                        ------  ------  ------  ------  ------
                                                  (in thousands)
Balance of allowance at beginning of
 year.................................. $4,142  $3,585  $3,470  $3,547  $3,455
                                        ------  ------  ------  ------  ------
Charge-offs:
  Commercial...........................    834     466     451     119     339
  Installment..........................    426     133     328     291     250
  Mortgage.............................    --      --       70     217      23
                                        ------  ------  ------  ------  ------
    Total Charge-offs..................  1,260     599     849     627     612
                                        ------  ------  ------  ------  ------
Recoveries:
  Commercial...........................    256      20      25     128      69
  Installment..........................     61      77      31      65      65
  Mortgage.............................     --      33      --      --      --
    Total Recoveries...................    317     130      56     193     134
                                        ------  ------  ------  ------  ------
  Net Charge-offs......................    943     469     793     434     478
Provision for loan losses..............    698   1,026     908     357     570
                                        ------  ------  ------  ------  ------
Balance of allowance at end of year.... $3,897  $4,142  $3,585  $3,470  $3,547
                                        ======  ======  ======  ======  ======
Ratio of net charge-offs to average
 loans outstanding.....................   0.32%   0.17%   0.32%   0.19%   0.23%
Balance of allowance at end of year as
 a percentage of
 year end loans........................   1.25%   1.42%   1.34%   1.49%   1.62%

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

   Lakeland regards the majority of the allowance as a general allowance which is available to absorb losses from all loans. However, for the purpose of complying with disclosure requirements of the SEC, the table below presents an allocation of the allowance among various loan categories and sets forth the percentage of loans in each category to total loans. The allocation of the allowance as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.

   The following table sets forth the allocation of the allowance for loan losses at the dates indicated by category of loans:

                                                            At December 31,
                          ------------------------------------------------------------------------------------
                                1998             1997             1996             1995             1994
                          ---------------- ---------------- ---------------- ---------------- ----------------
                                  Percent          Percent          Percent          Percent          Percent
                                    of               of               of               of               of
                          Amount Total (1) Amount Total (1) Amount Total (1) Amount Total (1) Amount Total (1)
                          ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                         (dollars in thousands)
Commercial..............  $2,002   36.89   $2,389   37.47   $1,907   35.85   $1,936   36.48   $1,846   36.42
Real estate mortgage....     999   36.46      796   33.26      717   35.56      628   36.04      786   35.77
Real estate
 construction...........      37    1.68       97    2.64       44    0.92       31    0.90       34    0.77
Home equity and Consumer
 Installment............     859   24.97      860   26.63      917   27.67      875   26.58      881   27.04
                          ------  ------   ------  ------   ------  ------   ------  ------   ------  ------
                          $3,897  100.00   $4,142  100.00   $3,585  100.00   $3,470  100.00   $3,547  100.00
                          ======  ======   ======  ======   ======  ======   ======  ======   ======  ======

--------
(1) Represents the percentage of type of loan to total loans outstanding.

   Investment Securities. Lakeland has classified its investment securities into the available for sale and held to maturity categories pursuant to Statement No. 115 of the Financial Accounting Standards Board "Accounting for Certain Investments in Debt and Equity Securities." For information, see Notes to Lakeland's Consolidated Financial Statements.

   The following table sets forth the carrying value of Lakeland's investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years. Securities available for sale are stated at estimated fair value while securities held for maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                            December 31
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (in thousands)
     U.S. Treasury.................................. $ 61,696 $ 65,253 $ 63,442
     U.S. Government agencies.......................   47,581   44,082   36,846
     Mortgage-backed securities.....................    5,462    7,941    8,033
     States and political subdivisions..............   43,293   34,760   22,939
     Other debt securities..........................   20,226    3,007    6,447
     Equity securities..............................    5,892    4,300    3,175
                                                     -------- -------- --------
       Totals....................................... $184,150 $159,343 $140,882
                                                     ======== ======== ========

   Included in equity securities is Lakeland's investment in High Point Financial Corp., which had a carrying value of $5,594,000, $4,002,000, and $2,926,000 in 1998, 1997, and 1996, respectively.

   The following tables present the estimated fair values and unrealized gains and losses on investment securities at December 31, 1998:

                         SECURITIES AVAILABLE FOR SALE

                                                       December 31, 1998
                                                --------------------------------
                                                              Gross
                                                           Unrealized
                                                Amortized ------------- Carrying
                                                  Cost    Gains  Losses  Value
                                                --------- ------ ------ --------
                                                         (in thousands)
     U.S. Treasury............................  $ 28,552  $  587  $ 19  $ 29,120
     U.S. Government agencies.................    25,719      62   110    25,671
     Mortgage-backed securities...............     3,279      32    14     3,297
     States and political subdivisions........    38,456     384    60    38,780
     Other debt securities....................    14,163      25   100    14,088
     Equity security..........................     1,503   4,389   --      5,892
                                                --------  ------  ----  --------
       Totals.................................  $111,672  $5,479  $303  $116,848
                                                ========  ======  ====  ========

   Included in equity securities is Lakeland's investment in High Point Financial Corp., which had a $1,205,000 amortized cost and a $5,594,000 carrying value at December 31, 1998. Proceeds from sales of securities available for sale totaled $20,182,000, during the year ended December 31, 1998. No sales of High Point common stock were made during the period. Gross gains of $143,000 were realized on those transactions.

                          SECURITIES HELD TO MATURITY

                                                     December 31, 1998
                                             ----------------------------------
                                                           Gross
                                                        Unrealized
                                             Amortized ------------- Estimated
                                               Cost    Gains  Losses Fair Value
                                             --------- ------ ------ ----------
                                                       (in thousands)
     U.S. Treasury..........................  $32,576  $  630  $--    $33,206
     U.S. Government agencies...............   21,910     317   27     22,200
     Mortgage-backed securities.............    2,165      23    5      2,183
     States and political subdivisions......    4,513      78   --      4,591
     Other..................................    6,138       6   53      6,091
                                              -------  ------  ---    -------
       Totals...............................  $67,302  $1,054  $85    $68,271
                                              =======  ======  ===    =======

   There were no sales of securities held to maturity during the year ended December 31, 1998. Proceeds from repayments on and maturities of securities held to maturity during the year ended December 31, 1998, totaled $14,995,000.

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

   The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of all debt securities, both available for sale and held to maturity as of December 31, 1998:

                                        After      After
                                        1 Year    5 Years
                             Within   But Within But Within After 10
                             1 Year    5 Years    10 Years   Years     Total
                             -------  ---------- ---------- --------  --------
                                         (dollars in thousands)
U.S. Treasury securities:
  Book value...............  $14,403   $ 47,293   $    --   $    --   $ 61,696
  Yield....................     6.06%      6.02%       --%       --%      6.03%
Obligations of U.S.
 Government Agencies:
  Book value...............  $11,784   $ 30,159   $ 3,059   $ 2,579   $ 47,581
  Yield....................     6.00%      5.57%     6.52%     6.76%      5.80%
Mortgage-backed securities:
  Book value...............  $   890   $    234   $   575   $ 3,763   $  5,462
  Yield....................     5.99%      6.20%     5.92%     5.76%      5.83%
Obligations of States and
 Political Subdivisions:
  Book value...............  $ 9,682   $ 13,477   $13,545   $ 6,589   $ 43,293
  Yield....................     5.57%      5.89%     6.21%     6.61%      6.03%
Other Securities
  Book value...............  $   802   $ 18,711   $   513   $   200   $ 20,226
  Yield....................     6.53%      5.61%     5.34%     6.66%      5.65%
                             -------   --------   -------   -------   --------
  Total book value.........  $37,561   $109,874   $17,692   $13,131   $178,258
                             =======   ========   =======   =======   ========
  Weighted average yield...     5.93%      5.81%     6.23%     6.39%      5.92%
                             =======   ========   =======   =======   ========

   The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of debt securities available for sale as of December 31, 1998:

                                   After 1 Year After 5 Years
                          Within   But Within 5 But Within 10  After
                          1 Year      Years         Years     10 Years   Total
                          -------  ------------ ------------- --------  --------
                                         (dollars in thousands)
U.S. Treasury
 securities:
  Book value............  $ 5,055    $24,065       $   --     $   --    $ 29,120
  Yield.................     6.20%      5.97%          -- %       -- %      6.01%
Obligations of U.S.
 Government Agencies:
  Book value............  $ 7,028    $13,005       $ 3,059    $ 2,579   $ 25,671
  Yield.................     6.01%      5.25%         6.52%      6.76%      5.76%
Mortgage-backed
 securities:
  Book value............  $   890    $   234       $   213    $ 1,960   $  3,297
  Yield.................     5.99%      6.20%         6.30%      6.71%      6.45%
Obligations of States
 and Political
 Subdivisions:
  Book value............  $ 8,870    $11,027       $12,394    $ 6,489   $ 38,780
  Yield.................     5.58%      5.88%         6.18%      6.57%      6.02%
Other Securities
  Book value............  $   802    $13,286       $   --     $   --    $ 14,088
  Yield.................     6.53%      5.56%          -- %       -- %      5.61%
                          -------    -------       -------    -------   --------
    Total book value....  $22,645    $61,617       $15,666    $11,028   $110,956
                          =======    =======       =======    =======   ========
    Weighted average
     yield..............     5.90%      5.71%         6.25%      6.64%      5.92%
                          =======    =======       =======    =======   ========

   The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of debt securities held to maturity as of December 31, 1998:

                                   After 1 Year After 5 Years
                          Within   But Within 5 But Within 10  After
                          1 Year      Years         Years     10 Years   Total
                          -------  ------------ ------------- --------  --------
                                         (dollars in thousands)
U.S. Treasury
 securities:
  Book value............  $ 9,348    $23,228       $   --     $   --    $ 32,576
  Yield.................     5.99%      6.08%          -- %       -- %      6.05%
Obligations of U.S.
 Government Agencies:
  Book value............  $ 4,756    $17,154       $   --     $   --    $ 21,910
  Yield.................     6.00%      5.82%          -- %       -- %      5.86%
Mortgage-backed
 securities:
  Book value............  $   --     $   --        $   362    $ 1,803   $  2,165
  Yield.................      -- %       -- %         5.69%      4.73%      4.89%
Obligations of States
 and Political
 Subdivisions:
  Book value............  $   812    $ 2,450       $ 1,151    $   100   $  4,513
  Yield.................     5.57%      5.93%         6.49%      9.09%      6.08%
Other Securities
  Book value............  $   --     $ 5,425       $   513    $   200   $  6,138
  Yield.................      -- %      5.75%         5.34%      6.66%      5.74%
                          -------    -------       -------    -------   --------
    Total book value....  $14,916    $48,257       $ 2,026    $ 2,103   $ 67,302
                          =======    =======       =======    =======   ========
Weighted average yield..     5.97%      5.94%         6.06%      5.12%      5.93%
                          =======    =======       =======    =======   ========

   For further information, regarding Lakeland's investment securities, see Notes to Lakeland's Consolidated Financial Statements.

   Deposits. The following table sets forth the average amounts of various types of deposits for each of the three years ended December 31:

                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (in thousands)
     Non-interest-bearing demand deposits........... $ 98,076 $ 84,619 $ 76,780
     Interest-bearing demand deposits...............   99,313   86,142   74,741
     Savings deposits...............................  116,146  115,622  114,546
     Time deposits..................................  143,530  144,259  125,056
                                                     -------- -------- --------
       TOTAL........................................ $457,065 $430,642 $391,123
                                                     ======== ======== ========

   As of December 31, 1998, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

     Three months or less.............................................. $11,841
     Over three months through six months..............................   5,429
     Over six months through twelve months.............................   7,409
     Over twelve months................................................   4,404
                                                                        -------
       TOTAL........................................................... $29,083
                                                                        =======

   Liquidity. Lakeland's primary sources of liquidity are deposits, asset maturities, and funds provided from operations. At December 31, 1998, liquid assets, consisting of cash and due from banks, federal funds sold, certificates of deposit and investment securities that mature within one year, amounted to $71.9 million. The maturity schedule of the investment portfolio, at carrying value, indicates that 21.1% of the debt securities included in the portfolio mature within one year, and 82.7% mature within five years. For additional information regarding the investment portfolio, see Notes to Lakeland's Consolidated Financial Statements.

   The $491,609 deficit in undivided profits contained in the December 31, 1998 consolidated financial statements is the result of a bookkeeping entry charging undivided profits $10,619,797 in connection with Lakeland's accounting for its 2 for 1 stock split effected in the form of a 100% stock dividend distributed on October 1, 1998. In accordance with New Jersey corporate law, Lakeland's Board of Directors on March 10, 1999, approved the reversing of this accounting treatment of the stock dividend, thereby moving the $10,619,797 from the capital stock account to the undivided profits account to more accurately reflect Lakeland's financial condition. This reclassification was made in the first quarter of 1999.

   Lakeland's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below:

                                                              Year Ended
                                                             December 31,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
                                                            (in thousands)
     Cash and cash equivalents at beginning of period..... $ 41,168  $ 33,450
                                                           --------  --------
     Operating activities:
       Net income.........................................    5,725     5,321
       Adjustments to reconcile net income to net cash
        provided by operating activities..................    1,359     3,678
                                                           --------  --------
     Net cash provided by operating activities............    7,084     8,999
     Net cash used in investing activities................  (46,747)  (43,809)
     Net cash provided by financing activities............   33,564    42,528
                                                           --------  --------
     Net (decrease) increase in cash and equivalents......   (6,099)    7,718
                                                           --------  --------
     Cash and cash equivalents at end of period........... $ 35,069  $ 41,168
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

   Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. At December 31, 1998, Lakeland has outstanding loan origination commitments of $59.2 million. Time deposits that mature in one year or less, at December 31, 1998, totaled $130.5 million. Management believes that a substantial portion of such deposits will remain with Lakeland. The first sentence in this paragraph constitutes a Forward Looking Statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of Lakeland's assessment of rate sensitive assets and rate sensitive liabilities and relating to the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

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

   Discussion of Market Risk. As a financial institution, Lakeland's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of Lakeland's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Based upon Lakeland's nature of operations, Lakeland is not subject to foreign currency exchange or commodity price risk. Lakeland does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

   Lakeland's Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. Lakeland's performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, Lakeland maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Treasurer, Controller and certain other senior officers. This committee meets monthly to review Lakeland's financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

   The following discusses the three primary components in interest rate risk management strategy:

   Assets. Lakeland's largest asset component is the loan portfolio. This portfolio consists of residential and commercial mortgage loans, commercial loans, and consumer loans. Lakeland's borrowers are concentrated in Lakeland's trading area in northern New Jersey and are subject to risks associated with the local economy. Both fixed rate and variable rate products are offered. As of December 31, 1998, approximately $50.4 million or 16.2% of the loan portfolio were variable rate loans.

   Lakeland's investment portfolio provides a source of liquidity to support funding needs. The portfolio is classified into "available for sale" and "held to maturity" categories. The "available for sale" category, which totaled $116.8 million at December 31, 1998, is available for liquidity needs when necessary. The "held to maturity" category, which totaled $67.3 million at December 31, 1998, is available for liquidity when bonds mature. Approximately $37.6 million or 20% of the investment portfolio matures within one year and approximately $147.4 million or 80% of the portfolio matures within five years. U.S. Treasury and Agency securities with a predominant maximum maturity of five years represented approximately $109.3 million or 59% of the portfolio at December 31, 1998. Of the remaining $74.9 million of the investment securities portfolio, approximately $43.3 million are invested in State, County, and Municipal securities with a predominant maturity of under ten years.

   Deposit Liabilities. Lakeland's banks, traditional community-based commercial banks, are largely dependent upon their base of competitively priced core deposits. Core deposits, which consist of all deposits except certificates of deposit, provide stability on the liability side of the balance sheet. Lakeland believes that its banks have retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 1998, were $334.7 million or 68% of total deposits. The balance of certificates of deposit at December 31, 1998, was $154.2 million or 32% of total deposits. Of the $154.2 million outstanding, $130.5 million or 85% mature within one year.

   Wholesale Funds. Lakeland does not accept brokered deposits as a source of funds and has no plans to do so in the future. In the event there is a short-term need for funds, Lakeland has established federal funds lines of credit with several of its correspondent banks. However, Lakeland has rarely utilized these borrowing arrangements.

   Depending on the existing interest rate environment, Lakeland has various alternatives to mitigate interest rate exposure. If Lakeland is attempting to reduce exposure to adverse consequences from rising interest rates, the strategy might be to either make more variable-rate loans and fewer fixed-rate loans or offer more competitive rates on long and medium-term certificates of deposit and less competitive rates on short-term certificates of deposit. If Lakeland is attempting to reduce exposure to adverse consequences from falling interest rates, the strategy might be to make fewer variable-rate loans and more fixed-rate loans or offer more competitive rates on short term certificates of deposit and less competitive rates on long-term certificates of deposits.

   The following table sets forth the estimated maturity/repricing structure of Lakeland's interest-earning assets and interest-bearing liabilities at December 31, 1998. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The table does not assume any prepayment of fixed-rate loans. Lakeland has assumed that all interest-bearing demand accounts and savings accounts will reprice or mature within five years. The table does not necessarily indicate the impact of general interest rate movements on Lakeland's net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond Lakeland's control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

                                            December 31, 1998
                          -------------------------------------------------------
                                                    More Than
                                        More Than   One Year     More
                                       Three Months  Through     Than
                          Three Months   Through      Five       Five
                            or Less      One Year     Years     Years     Total
                          ------------ ------------ ---------  --------  --------
                                         (dollars in thousands)
Interest-earning assets:
  Loans (1)
    Adjustable and
     floating rate
     commercial.........    $ 42,453     $     22   $    494   $    --   $ 42,969
    Fixed rate
     commercial.........      12,495       12,409     33,725     13,305    71,934
    Real estate
     mortgage...........       6,668       10,069     36,802     59,725   113,264
    Real estate
     construction.......       4,506          578        --         167     5,251
    Installment and
     other..............      12,630       10,282     37,406     17,757    78,075
Investment securities...      16,120       31,885    109,689     26,456   184,150
Other investments (2)...      10,929          150        --         --     11,079
                            --------     --------   --------   --------  --------
      Total interest-
       earning assets...     105,801       65,395    218,116    117,410   506,722
                            --------     --------   --------   --------  --------
Interest-bearing
 liabilities:
  Deposits:
    Interest-bearing
     demand.............      16,250       24,947     58,154        --     99,351
    Savings.............      16,600       16,202     95,404        --    128,206
    Time................      39,682       90,921     23,624        --    154,227
  Borrowed money........       2,896          899        --         --      3,795
                            --------     --------   --------   --------  --------
      Total interest-
       bearing
       liabilities......      75,428      132,969    177,182        --    385,579
                            --------     --------   --------   --------  --------
GAP during the period...    $ 30,373     $(67,574)  $ 40,934   $117,410  $121,143
                            ========     ========   ========   ========  ========
Cumulative GAP..........    $ 30,373     $(37,201)  $  3,733   $121,143
                            ========     ========   ========   ========
Interest-sensitive
 assets as a percent of
 interest-sensitive
 liabilities
 (cumulative)...........      140.27%       82.15%    100.97%    131.42%
Cumulative interest-
 sensitive assets as a
 percent of total
 assets.................       19.29%       31.21 %    70.97%     92.37%
Ratio of GAP to total
 assets.................        5.54%      (12.32)%     7.46%     21.40%
Ratio of cumulative GAP
 to total assets........        5.54%       (6.78)%     0.68%     22.08%

--------
(1) Loans are stated net of unearned income.
(2) Other investments consist of federal funds sold and interest-bearing deposits in banks.

   Capital Resources. Stockholders' equity increased $4.65 million to $53.3 million at December 31, 1998, from $48.7 million at December 31, 1997, reflecting net income during the year of $5.7 million, dividends to stockholders of $2.4 million, an unrealized securities gain, net of deferred income taxes, of $1,031,000, net proceeds of $470,000 from the issuance of common stock, and net disbursement from the purchase of treasury stock of $129,000.

   The FDIC's risk-based capital policy statement imposes a minimum capital standard on insured banks. The minimum ratio of risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for loan losses. The Federal Reserve Board has adopted a similar risk-based capital guideline for Lakeland which is computed on a consolidated basis.

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

   The following table reflects Lakeland's capital ratios as of December 31, 1998:

                           RISK-BASED CAPITAL RATIOS

                                                                 Amount  Ratio
                                                                 ------- -----
      Actual Tier I Capital..................................... $50,216 15.58%
      Tier I Capital minimum amount.............................  12,894  4.00%
                                                                 ------- -----
      Excess.................................................... $37,322 11.58%
                                                                 ======= =====
      Actual Combined Tier I and Tier II Capital................ $53,732 16.67%
      Combined Tier I and Tier II Capital minimum requirement...  25,789  8.00%
                                                                 ------- -----
      Excess.................................................... $27,945  8.67%
                                                                 ======= =====
                                   LEVERAGE RATIO
      Actual Tier I Capital to average fourth quarter assets.... $50,216  9.33%
      Minimum leverage target * ................................       *     *
                                                                 ------- -----
      Excess.................................................... $     *     *%
                                                                 ======= =====

--------
* No formal minimum leverage target (other than the three percent floor described above) has been established for Lakeland or its bank subsidiaries as of December 31, 1998.

   Recent Accounting Pronouncements. In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and the presentation of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Statement 130 was implemented effective January 1, 1998, and did not have a material impact on Lakeland.

   In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial periods beginning after December 15, 1997, and does not have a material impact on Lakeland.

   In April 1998, the FASB issued SFAS 132, "Employers Disclosures About Pensions and Other Post Retirement Benefits." Statement 132 standardizes the disclosure requirements for these plans and it requires additional information about changes in the benefit obligations and fair value of plan assets. Statement 132 is effective for fiscal years beginning after December 15, 1997, and information for previous periods presented for comparative purposes is required to be restated. Statement 132 does not change measurement or recognition standards for these plans and is only disclosure related, therefore its implementation had no impact on Lakeland's financial condition or results of operations.

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Statement 133 supersedes Statement 80, "Accounting for Futures Contracts," Statement 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and Statement 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends Statement 107, "Disclosure about Fair Value of Financial Instruments" to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As Lakeland does not have any derivative instruments or similar contracts, the implementation of Statement 133 will have no impact on Lakeland's financial condition or results of operations. Statement 133 has a provision that at the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale category or the trading category. The unrealized holding gain or loss on a held-to-maturity security transferred to another category at the date of initial application shall be reported in net income or accumulated other comprehensive income consistent with the requirements of paragraphs 15(b) and 15(c) of Statement 115. Statement 133 states that transfers from the held-to-maturity category at the date of initial adoption shall not call into question an entity's intent to hold other debt securities to maturity in the future.

   Year 2000 Compliance. As the year 2000 approaches, an important business issue has emerged regarding how existing software and operating systems can accommodate this date value. Many existing software products were designed to accommodate only two-digits. For example, "98" is stored on the system and represents 1998. Lakeland has been identifying potential problems associated with the "Year 2000" issue and has implemented a plan designated to ensure that all information technology systems including hardware and software used in connection with Lakeland's business will handle date related data in a manner which will provide accurate results.

   Lakeland has formed a committee of representatives from its various areas to monitor this project. This committee has prepared a schedule of vendors that supply Lakeland with various products and services. This listing of vendors was then put into priority order, determining how critical the vendor is to the continuance of Lakeland's daily operations. Finally, the status as to the stage of completion of each vendor is charged. The five stages in the process are awareness, assessment, renovation, validation, and implementation. All vendors listed as "highest priority", which Lakeland considers to be critical to daily operations, have completed the five stages by December 31, 1998. Included in this grouping of "highest priority" are vendors which provide and support hardware and software for all critical aspects of Lakeland's information technology systems. Lakeland has tested all vendors listed as "high priority," and has determined that these vendors have completed the five stages. All vendors listed as "mid-range priority" and "low priority" have either been tested by Lakeland or, in Lakeland's determination, do not present a material concern to Lakeland's daily operations. Lakeland has received written assurances as to Year 2000 compliance from many of its vendors. Lakeland is comfortable with the accuracy and level of these assurances. As part of this project, Lakeland is also requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance.

   Lakeland recognizes that any Year 2000 failure on the part of its customers could result in additional expense or loss. In this regard, Lakeland sent a letter to its significant commercial borrowers to determine their readiness for Year 2000 and has monitored their responses. Overall, 43.7% of Lakeland's borrowers responded to the survey. 65.5% of the borrowers who responded indicated that they had developed a comprehensive plan for Year 2000 compliance. 69.6% of the borrowers who responded indicated that they had taken some action regarding Year 2000 compliance. Finally, 25.6% of the borrowers who responded indicated that they did not have any information technology systems which were susceptible to Year 2000 issues. Lakeland is comfortable with the accuracy and level of the representation made by the borrowers in their responses. Additionally, a brochure was sent to all demand deposit customers to make them aware of the Year 2000 issue and Lakeland's concern regarding the same. Lakeland does consider Year 2000 compliance of potential borrowers in its lending practice.

   Lakeland employed a consultant to assist in the preparation of a contingency plan in the event there are any system interruptions due to Year 2000 issues. As part of the contingency plan:

  . each manager identified the resources required to sustain daily operations in his or her area of responsibility;

  . Lakeland prepared a list of various Year 2000 potential interruption scenarios and assigned a probability as to the scenario occurring; and

  . Lakeland will allocate contingency plan resources based on the likelihood of each scenario occurring.

Lakeland's Year 2000 committee will coordinate and monitor the contingency plan. As Lakeland continues to monitor Year 2000 issues throughout 1999, it will adjust its contingency plan accordingly. In a worse case scenario, Lakeland would not be able to update its records and service its customers. However, based on the written assurances that Lakeland has received from its major software vendor and upon Lakeland's own testing, Lakeland believes that the likelihood of this scenario happening is very remote.

   Lakeland believes that its costs related to Year 2000 will be approximately $75,000. At December 31, 1998, Lakeland had expensed approximately $36,000 relating to its Year 2000 project.

   There can be no assurances, however, that the plan developed in the Year 2000 project or the performance by Lakeland's vendors will be effective to remedy all potential problems. To the extent Lakeland's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on Lakeland's business, financial condition, results of operations or business prospects.

   Effects of Inflation. The impact of inflation, as it affects banks, differs substantially from the impact on non-financial institutions. Banks have assets which are primarily monetary in nature and which tend to move with inflation. This is especially true for banks with a high percentage of rate sensitive interest earning assets and interest bearing liabilities. A bank can further reduce the impact of inflation with proper management of its rate sensitivity gap. This gap represents the difference between interest sensitive assets and interest rate sensitive liabilities. Lakeland attempts to structure its assets and liabilities and manage its gap to protect against substantial changes in interest rate scenarios, thus minimizing the potential effects of inflation.

Item 8. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Lakeland Bancorp, Inc.

  We have audited the accompanying consolidated statements of condition of Lakeland Bancorp, Inc. (the "Corporation") and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. We did not audit the financial statements of Metropolitan State Bank, a wholly-owned subsidiary, which statements reflect, at December 31, 1998 and 1997, total assets constituting 18 percent and 19 percent, respectively, and, for each of the years in the three-year period ended December 31, 1998, total income of 19 percent, 18 percent and 17 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Metropolitan State Bank, is based solely on the reports of the other auditors. The auditors report on the financial statements of Metropolitan State Bank for the year ended December 31, 1996 does not cover the restatement of net income per common share upon the implementation in 1997 of Statement of Financial Accounting Standards ("SFAS") No. 128 and the restatement to present comprehensive income upon the implementation in 1998 of SFAS No. 130. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                                          Radics & Co., LLC

Pine Brook, New Jersey
January 11, 1999

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION


                                                            December 31,
                                                      --------------------------
                                                          1998          1997
                                                      ------------  ------------
ASSETS
Cash and due from banks.............................  $ 24,193,899  $ 28,443,103
Federal funds sold..................................    10,875,000    12,725,000
                                                      ------------  ------------
  Cash and cash equivalents.........................    35,068,899    41,168,103
Certificates of deposit.............................       204,033       101,768
Securities available for sale, at estimated fair
 value..............................................   116,847,825   102,333,878
Securities held to maturity; estimated fair value of
 $68,271,000 in 1998 and $57,372,000 in 1997........    67,302,146    57,009,136
Loans...............................................   307,596,324   287,003,467
Premises and equipment..............................    14,260,225    13,812,631
Accrued interest receivable.........................     4,414,733     4,210,406
Other assets........................................     2,863,222     2,085,816
                                                      ------------  ------------
    Total assets....................................  $548,557,407  $507,725,205
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
  Non-interest-bearing demand.......................  $107,097,017  $ 97,491,314
  Savings and interest-bearing demand...............   225,894,802   208,419,317
  Club accounts.....................................     1,661,786     1,698,523
  Time..............................................   125,144,292   122,252,678
  Time of $100,000 and over.........................    29,082,870    23,608,695
                                                      ------------  ------------
    Total deposits..................................   488,880,767   453,470,527
Borrowed money......................................     3,795,114     3,535,792
Other liabilities...................................     2,567,989     2,056,637
                                                      ------------  ------------
    Total liabilities...............................   495,243,870   459,062,956
                                                      ------------  ------------
Commitments.........................................           --            --
Stockholders' Equity
Common stock (par value $2.50 per share)
  Authorized shares 14,806,718 in 1998 and 7,403,359
   in 1997; issued shares 8,511,588 in 1998 and
   4,239,861 in 1997; outstanding shares 8,502,988
   in 1998 and 4,239,861 in 1997....................    21,278,970    10,599,653
Surplus.............................................    29,557,747    29,147,426
(Accumulated deficit) undivided profits.............      (491,609)    6,849,079
Accumulated other comprehensive income, net of
 income tax.........................................     3,097,429     2,066,091
Treasury stock, at cost; 8,600 shares...............      (129,000)          --
                                                      ------------  ------------
    Total stockholders' equity......................    53,313,537    48,662,249
                                                      ------------  ------------
    Total liabilities and stockholders' equity......  $548,557,407  $507,725,205
                                                      ============  ============

          See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                            -----------------------------------
                                               1998        1997        1996
                                            ----------- ----------- -----------
Interest income:
  Loans and fees........................... $25,070,997 $23,501,595 $21,442,534
  Federal funds sold.......................   1,022,314     948,964     741,574
  Investments securities:
    U.S. Treasury..........................   3,910,071   4,187,778   4,072,688
    U.S. Government agencies...............   2,819,773   3,149,005   2,813,594
    State and political subdivisions.......   1,586,486   1,243,756   1,091,139
    Other..................................     525,157     373,920     569,419
                                            ----------- ----------- -----------
      Total interest income................  34,934,798  33,405,018  30,730,948
                                            ----------- ----------- -----------
Interest expense:
  Deposits.................................  12,813,023  12,761,155  11,613,464
  Borrowed money...........................     195,980     163,621     173,661
                                            ----------- ----------- -----------
      Total interest expense...............  13,009,003  12,924,776  11,787,125
                                            ----------- ----------- -----------
    Net interest income....................  21,925,795  20,480,242  18,943,823
Provisions for loan losses.................     698,377   1,025,664     907,697
                                            ----------- ----------- -----------
    Net interest income after provision for
     loan losses...........................  21,227,418  19,454,578  18,036,126
                                            ----------- ----------- -----------
Other income:
  Service charges on deposit accounts......   2,410,357   2,400,649   2,152,637
  Gain (loss) on dispositions of
   securities..............................     142,858      55,239      24,108
  Other....................................     611,999     566,642     494,444
                                            ----------- ----------- -----------
      Total other income...................   3,165,214   3,022,530   2,671,189
                                            ----------- ----------- -----------
Other expenses:
  Salaries and benefits....................   8,484,565   7,984,130   6,932,458
  Occupancy, net...........................   1,561,020   1,459,668   1,380,403
  Furniture and equipment..................   1,546,438   1,294,073   1,175,864
  Stationary, supplies and postage.........     967,276     924,934     779,641
  Legal fees...............................     455,340     236,665     194,392
  Other....................................   2,736,844   2,608,807   2,228,890
                                            ----------- ----------- -----------
      Total other expenses.................  15,751,483  14,508,277  12,691,648
                                            ----------- ----------- -----------
Income before income taxes.................   8,641,149   7,968,831   8,015,667
Income taxes...............................   2,915,794   2,648,109   2,665,326
                                            ----------- ----------- -----------
Net income................................. $ 5,725,355 $ 5,320,722 $ 5,350,341
                                            =========== =========== ===========
Net income per common share--basic and
 diluted................................... $      0.67 $      0.63 $      0.64
                                            =========== =========== ===========
Weighted average number of common shares
 outstanding:
 Basic.....................................   8,492,953   8,404,528   8,304,142
 Diluted...................................   8,492,953   8,435,377   8,337,068
                                            =========== =========== ===========

          See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Undivided                Accumulated
                                                                      Profits                    Other         Total
                    Number of   Common    Comprehensive             (Accumulated  Treasury   Comprehensive Stockholders'
                     Shares      Stock       Income       Surplus     Deficit)      Stock       Income        Equity
                    --------- ----------- ------------- ----------- ------------  ---------  ------------- -------------
 Balance, December
  31, 1995......... 3,827,847 $ 9,569,618               $21,082,355 $  6,693,400  $     --    $1,254,642    $38,600,015
 Net income........       --          --   $5,350,341           --     5,350,341        --           --       5,350,341
                                           ----------
 Other
  comprehensive
  income, net of
  income taxes:
 Unrealized loss
  on securities
  available for
  sale.............                           (25,857)
 Reclassification
  adjustment for
  gains included
  in income........                           (14,270)
                                           ----------
 Other
  comprehensive
  income...........                           (40,127)          --           --         --       (40,127)       (40,127)
                                           ----------
 Comprehensive
  income...........                        $5,310,214
                                           ==========
 Stock dividend....    66,185     165,462                 1,422,978   (1,588,440)       --           --             --
 Stock issuances...    62,451     156,128                 1,216,381          --         --           --       1,372,509
 Cash dividend.....       --          --                        --    (1,703,641)       --           --      (1,703,641)
                    --------- -----------               ----------- ------------  ---------   ----------    -----------
 Balance, December
  31, 1996......... 3,956,483   9,891,208                23,721,714    8,751,660        --     1,214,515     43,579,097
 Net income........       --          --   $5,320,722           --     5,320,722        --           --       5,320,722
                                           ----------
 Other
  comprehensive
  income, net of
  income taxes:
 Unrealized gain
  on securities
  available for
  sale.............                           885,043
 Reclassification
  adjustment for
  gains included
  in income........                           (33,467)
                                           ----------
 Other
  comprehensive
  income, net of
  income...........       --          --      851,576           --           --         --       851,576        851,576
                                           ----------
 Comprehensive
  income...........                        $6,172,298
                                           ==========
 Stock dividend....   227,693     569,233                 4,666,062   (5,235,295)       --           --             --
 Stock issuances...    55,685     139,212                   759,650          --         --           --         898,862
 Cash dividend.....       --          --                        --    (1,988,008)       --           --      (1,988,008)
                    --------- -----------               ----------- ------------  ---------   ----------    -----------
 Balance, December
  31, 1997......... 4,239,861  10,599,653                29,147,426    6,849,079        --     2,066,091     48,662,249
 Net Income........       --          --   $5,725,355           --     5,725,355        --           --       5,725,355
                                           ----------
 Other
  comprehensive
  income, net of
  income taxes:
 Unrealized gain
  on securities
  available for
  sale.............                         1,118,196
 Reclassification
  adjustment for
  gains included
  in income........                           (86,858)
                                           ----------
 Other
  comprehensive
  income...........       --          --    1,031,338           --           --         --     1,031,338      1,031,338
                                           ----------
 Comprehensive
  income...........                        $6,756,693
                                           ==========
 Stock dividend.... 4,247,919  10,619,797                       --   (10,619,797)       --           --             --
 Stock issuances...    23,808      59,520                   410,321          --         --           --         469,841
 Purchase of
  treasury stock...       --          --                        --           --    (129,000)         --        (129,000)
 Cash dividends....       --          --                        --    (2,446,246)       --           --      (2,446,246)
                    --------- -----------               ----------- ------------  ---------   ----------    -----------
 Balance--December
  31, 1998......... 8,511,588 $21,278,970               $29,557,747 $   (491,609) $(129,000)  $3,097,429    $53,313,537
                    ========= ===========               =========== ============  =========   ==========    ===========

          See accompanying notes to consolidated financial statements.

                             LAKELAND BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net income..........................  $  5,725,355  $  5,320,722  $  5,350,341
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Net amortization of premiums,
   discounts and deferred loan fees
   and costs.........................       463,389     1,057,452     1,407,563
  Depreciation and amortization......     1,106,581       980,607       900,991
  Provision for loan losses..........       698,377     1,025,664       907,697
  Gain on sales and calls of
   securities........................      (142,858)      (55,239)      (24,108)
  Gain on sale of student loans......           --        (10,604)          --
  Gain on dispositions of premises
   and equipment.....................           --            --        (54,452)
  (Gain) loss on sales of other real
   estate owned......................        (9,634)       16,576        24,468
  Deferred federal income tax
   (benefit).........................       165,336      (206,391)      (87,890)
  (Increase) decrease in accrued
   interest receivable...............      (204,327)     (173,939)       19,514
  (Increase) in other assets.........      (525,329)      (99,056)     (226,954)
  (Decrease) increase in other
   liabilities.......................      (192,480)    1,143,353        (1,128)
                                       ------------  ------------  ------------
    Net cash provided by operating
     activities......................     7,084,410     8,999,145     8,216,042
                                       ------------  ------------  ------------
Cash flows from investing activities:
 Net change in certificates of
  deposit............................      (102,265)       98,232      (200,000)
 Proceeds from repayments on and
  maturities of securities available
  for sale...........................    44,651,498    36,134,181    25,553,182
 Proceeds from sales of securities
  available for sale.................    20,182,000    15,829,622     8,999,037
 Purchases of securities available
  for sale...........................   (87,849,435)  (70,420,721)  (36,746,204)
 Proceeds from repayments on and
  maturities of securities held to
  maturity...........................    14,995,000    18,004,462    23,731,751
 Purchases of securities held to
  maturity...........................   (15,479,509)  (17,482,870)  (21,064,358)
 Net increase in loans...............   (21,708,126)  (24,537,564)  (36,592,461)
 Purchase of loans...................           --     (2,854,877)          --
 Sale of loans and participation
  interest in loan...................       312,069     3,378,045           --
 Proceeds from dispositions of
  premises and equipment.............           --            --         64,539
 Additions to premises and
  equipment..........................    (1,826,258)   (2,218,697)   (2,550,872)
 Net decrease in other real estate
  owned..............................        77,255       260,393       830,204
                                       ------------  ------------  ------------
    Net cash used in investing
     activities......................   (46,747,771)  (43,809,794)  (37,975,182)
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Net increase in deposits............. $35,410,240  $43,739,852  $ 17,712,957
  Net increase (decrease) in short-term
   borrowings..........................     259,322      199,554    (2,053,304)
  Repayment of mortgage payable........         --      (322,000)          --
  Proceeds from common stock
   issuances...........................     469,841      898,862     1,372,509
  Purchase of treasury stock...........    (129,000)         --            --
  Cash dividends paid on common stock..  (2,446,246)  (1,988,008)   (1,703,641)
                                        -----------  -----------  ------------
    Net cash provided by financing
     activities........................  33,564,157   42,528,260    15,328,521
                                        -----------  -----------  ------------
Net (decrease) increase in cash and
 cash equivalents......................  (6,099,204)   7,717,611   (14,430,619)
Cash and cash equivalents--beginning...  41,168,103   33,450,492    47,881,111
                                        -----------  -----------  ------------
Cash and cash equivalents--ending...... $35,068,899  $41,168,103  $ 33,450,492
                                        ===========  ===========  ============
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Income taxes (federal and state)... $ 2,989,383  $ 2,894,502  $  2,866,680
    Interest...........................  12,962,187   12,531,612    11,851,537
Supplemental schedule of noncash
 investing and financing activities:
  Transfer of securities available for
   sale to securities held to
   maturity............................ $10,100,590  $       --   $        --
  Transfer of loans receivable to other
   real estate owned...................     772,454      771,169        80,394
  Loans to facilitate the sale of other
   real estate owned...................     565,000       33,000           --
  Transfer of premises to other real
   estate owned........................     272,222          --            --
  Mortgage payable incurred in
   connection with purchase of
   premises............................         --       322,000           --
  Stock dividend.......................  10,619,797    5,235,295     1,588,440


                See accompanying notes to financial statements.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pending Acquisition

  On December 7, 1998, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") and a Stock Option Agreement (the "Option Agreement") with High Point Financial Corp. ("High Point") pursuant to which outstanding shares of High Point common stock will be converted into shares of Corporation common stock and The National Bank of Sussex County will become a wholly-owned subsidiary of the Corporation. Pursuant to the Merger Agreement, each share of High Point common stock (3,811,480 shares of High Point common stock were outstanding as of September 30, 1998) will be converted into 1.2 shares of Corporation common stock. As of September 30, 1998, High Point had total assets, deposits and stockholders' equity of $252.7 million, $214.5 million and $24.2 million, respectively. The merger is subject to regulatory approval, the approval of the Corporation's and High Point's shareholders and other standard conditions. If consummated, the merger is intended to be accounted for as a pooling of interests. As of December 31, 1998, costs incurred in regard to the pending acquisition totaled $15,000 and are included in other assets. Such amount will be expensed upon either consummation or termination of the Merger Agreement.

  In 1994, the Corporation, for $1,204,882, purchased 344,252 shares of High Point common stock and has retained such shares since. At December 31, 1998, these shares are carried as securities available for sale at a fair value of $5,594,095, including an unrealized gain of $4,389,213 ($2,625,298 net of deferred income taxes). If the merger is consummated, these shares will be canceled and stockholders' equity reduced accordingly.

  In the event the merger is terminated, under certain circumstances, the Option Agreement provides the Corporation with the option to purchase an additional 772,243 shares of High Point common stock at a price of $13.25 per share.

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

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Accounting Principles

 Principles of consolidation

  The consolidated financial statements include the accounts of the Corporation, the Corporation's wholly owned subsidiaries, the Bank and Metropolitan, the Bank's wholly owned subsidiary, Lakeland Investment Corporation ("LIC"), and Metropolitan's wholly owned subsidiary, Metropolitan State Bank Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

   Buildings and building
    improvements..................... 10 to 50 years
   Furniture, fixtures and
    equipment........................ 2 to 30 years
   Leasehold improvements............ Shorter of useful life or term of lease

  Significant renewals and betterments are charged to the premises and equipment account. Maintenance and repairs are charged to expense in the years incurred. Rental income is netted against occupancy expense in the consolidated statements of income.

 Other real estate owned ("OREO")

  OREO is carried at the lower of cost or fair value, less estimated cost to sell. When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses. An

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

 Net income per common share

  Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effect of outstanding stock options. Other than outstanding stock options, which were fully exercised in 1997, there are no other potentially dilutive securities. On August 27, 1997, the Corporation's Board of Directors authorized a 5% stock dividend, which was distributed on October 15, 1997. On August 26, 1998, the Corporation's Board of Directors authorized a 2 for 1 stock split effected in the form of a 100% stock dividend, which was distributed on October 1, 1998. Basic and diluted net income per common share have been retroactively restated to give effect to the stock dividends and splits.

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

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

Securities Available for Sale

                                                   December 31, 1998
                                         -------------------------------------
                                                    Gross Unrealized
                                         Amortized ------------------ Carrying
                                           Cost     Gains    Losses    Value
                                         --------- -------- --------- --------
                                                    (In Thousands)
   U.S. Treasury........................ $ 28,552  $    587  $    19  $ 29,120
   U.S. Government agencies.............   25,719        62      110    25,671
   Mortgage-backed securities...........    3,279        32       14     3,297
   States and political subdivisions....   38,456       384       60    38,780
   Other debt securities................   14,163        25      100    14,088
   Equity securities....................    1,503     4,389      --      5,892
                                         --------  --------  -------  --------
                                         $111,672  $  5,479  $   303  $116,848
                                         ========  ========  =======  ========
                                                   December 31, 1997
                                         -------------------------------------
                                                    Gross Unrealized
                                         Amortized ------------------
                                           Cost     Gains    Losses   Carrying
                                         --------- -------- --------- --------
                                                    (In Thousands)
   U.S. Treasury........................ $ 30,425  $    340  $   --   $ 30,765
   U.S. Government agencies.............   29,074       121       42    29,153
   Mortgage-backed securities...........    5,524        35       18     5,541
   States and political subdivisions....   30,062       217       11    30,268
   Other debt securities................    2,299         8      --      2,307
   Equity securities....................    1,503     2,797      --      4,300
                                         --------  --------  -------  --------
                                         $ 98,887  $  3,518  $    71  $102,334
                                         ========  ========  =======  ========
                                                     December 31,
                                         -------------------------------------
                                                1998               1997
                                         ------------------ ------------------
                                         Amortized Carrying Amortized Carrying
                                           Cost     Value     Cost     Value
                                         --------- -------- --------- --------
                                                    (In Thousands)
   Due in one year or less.............. $ 21,669  $ 21,755  $26,708  $ 26,667
   Due after one year through five
    years...............................   60,842    61,384   54,628    55,145
   Due after five years through ten
    years...............................   15,293    15,441    8,748     8,916
   Due after ten years..................    9,086     9,079    1,776     1,765
   Mortgage-backed securities...........    3,279     3,297    5,524     5,541
   Equity securities....................    1,503     5,892    1,503     4,300
                                         --------  --------  -------  --------
                                         $111,672  $116,848  $98,887  $102,334
                                         ========  ========  =======  ========

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The following presents details of sales of securities available for sale:

                                                           Year Ended December
                                                                   31,
                                                          ----------------------
                                                           1998    1997    1996
                                                          ------- ------- ------
                                                              (In Thousands)
   Sales proceeds........................................ $20,182 $15,830 $8,999
   Gross gains...........................................     143      63     26
   Gross losses..........................................     --        8      2

  Securities with a carrying value of approximately $12,494,000 and $15,133,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

  Equity securities include shares of common stock of an institution with which the Corporation is involved in a proposed merger. See "Pending Acquisition" for further discussion.

Securities Held to Maturity

                                                  December 31, 1998
                                        ---------------------------------------
                                                  Gross Unrealized
                                        Amortized ------------------ Estimated
                                          Cost     Gains     Losses  Fair Value
                                        --------- --------- -------- ----------
                                                    (In Thousands)
   U.S. Treasury.......................  $32,576  $     630  $   --   $33,206
   U.S. Government agencies............   21,910        317       27   22,200
   Mortgage-backed securities..........    2,165         23        5    2,183
   States and political subdivisions...    4,513         78      --     4,591
   Other...............................    6,138          6       53    6,091
                                         -------  ---------  -------  -------
                                         $67,302  $   1,054  $    85  $68,271
                                         =======  =========  =======  =======
                                                  December 31, 1997
                                        ---------------------------------------
                                                  Gross Unrealized
                                        Amortized ------------------ Estimated
                                          Cost     Gains     Losses  Fair Value
                                        --------- --------- -------- ----------
                                                    (In Thousands)
   U.S. Treasury.......................  $34,488  $     319  $     8  $34,799
   U.S. Government agencies............   14,929         47       36   14,940
   Mortgage-backed securities..........    2,400         32       35    2,397
   States and political subdivisions...    4,492         42        1    4,533
   Other...............................      700          3      --       703
                                         -------  ---------  -------  -------
                                         $57,009  $     443  $    80  $57,372
                                         =======  =========  =======  =======

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                   December 31,
                                     -----------------------------------------
                                             1998                 1997
                                     -------------------- --------------------
                                     Amortized Estimated  Amortized Estimated
                                       Cost    Fair Value   Cost    Fair Value
                                     --------- ---------- --------- ----------
                                                  (In Thousands)
   Due in one year or less..........  $14,916   $15,007    $13,561   $13,619
   Due after one year through five
    years...........................   48,257    49,095     38,531    38,839
   Due after five years through ten
    years...........................    1,664     1,677      2,317     2,314
   Due after ten years..............      300       309        200       203
   Mortgage-backed securities.......    2,165     2,183      2,400     2,397
                                      -------   -------    -------   -------
                                      $67,302   $68,271    $57,009   $57,372
                                      =======   =======    =======   =======

  There were no sales of securities held to maturity during the years ended December 31, 1998, 1997 and 1996.


Loans

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (In Thousands)
   Commercial................................................ $114,979 $108,549
   Construction..............................................    5,251    7,696
   Mortgage..................................................  113,627   96,911
   Home equity and improvement...............................   67,251   62,153
   Other consumer............................................   10,563   16,050
                                                              -------- --------
                                                               311,671  291,359
                                                              -------- --------
   Less: Unearned income.....................................      178      214
      Allowance for loan losses..............................    3,897    4,142
                                                              -------- --------
                                                                 4,075    4,356
                                                              -------- --------
                                                              $307,596 $287,003
                                                              ======== ========

  At December 31, 1998, 1997 and 1996, loans serviced by the Bank for the benefit of others totaled approximately $1,252,000, $1,669,000 and $849,000, respectively.

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

                                                                December 31,
                                                            --------------------
                                                             1998   1997   1996
                                                            ------ ------ ------
                                                               (In Thousands)
   Nonaccrual.............................................. $1,257 $2,007 $1,845
   Renegotiated............................................  1,468  1,529  2,567
                                                            ------ ------ ------
                                                            $2,725 $3,536 $4,412
                                                            ====== ====== ======

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  The impact of the above non-performing loans on interest income is as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                       1998    1997    1996
                                                      ------- ------- -------
                                                          (In Thousands)
   Interest income if performing in accordance with
    original terms................................... $   239 $   329 $   414
   Interest income actually recorded.................     127     154     232
                                                      ------- ------- -------
                                                      $   112 $   175 $   182
                                                      ======= ======= =======

  The Bank and Metropolitan have entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans, at December 31, 1998, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. A summary of lending activity with respect to such persons who had borrowings of $60,000 or more, is as follows:

                                                      Year Ended December 31,
                                                     -------------------------
                                                       1998       1997
                                                     ---------  ---------
                                                          (In Thousands)
   Balance--beginning............................... $  17,289  $  13,615
   Loans originated.................................    13,772     11,920
   Repayments.......................................   (14,105)    (8,317)
   Other changes....................................       --          71
                                                     ---------  ---------
   Balance--ending.................................. $  16,956  $  17,289
                                                     =========  =========

Allowance for Loan Losses

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
                                                          (In Thousands)
   Balance--beginning............................... $  4,142  $ 3,585  $ 3,470
   Provision for loan losses........................      698    1,026      908
   Loans charged off................................   (1,260)    (599)    (849)
   Recoveries.......................................      317      130       56
                                                     --------  -------  -------
   Balance--ending.................................. $  3,897  $ 4,142  $ 3,585
                                                     ========  =======  =======


  Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                               December 31,
                                                             -----------------
                                                              1998   1997
                                                             ------ ------
                                                              (In Thousands)
   Recorded investment in impaired loans:
   With recorded allowances................................. $1,133 $1,738
   Without recorded allowances..............................  1,119    704
                                                             ------ ------
   Total impaired loans.....................................  2,252  2,442
   Related allowance for loan losses........................    381    865
                                                             ------ ------
   Net impaired loans....................................... $1,871 $1,577
                                                             ====== ======

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  For the years ended December 31, 1998, 1997 and 1996, the average recorded investment in impaired loans totaled $3,139,000, $3,976,000 and $4,324,000, respectively. Interest income recognized, primarily on the cash basis, on such loans during the time each was impaired totaled $153,000, $179,000 and $211,000, respectively.

Premises and Equipment

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (In Thousands)
   Land........................................................ $ 3,252 $ 3,463
   Buildings and building improvements.........................   8,138   8,153
   Leasehold improvements......................................     972     910
   Furniture, fixtures and equipment...........................   6,563   5,492
                                                                ------- -------
                                                                 18,925  18,018
   Less accumulated depreciation and amortization..............   4,665   4,205
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

Deposits

  At December 31, 1998, the schedule of maturities of certificates of deposit is as follows (in thousands):

       Year                                                             Amount
       ----                                                            --------
       1999........................................................... $130,472
       2000...........................................................   12,578
       2001...........................................................    9,579
       2002...........................................................    1,298
       2003...........................................................      288
       Thereafter.....................................................       12
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

  As of December 31, 1998, Metropolitan had an approved but unused borrowing capacity with the Federal Home Loan Bank ("FHLB"), collateralized by FHLB stock, of $9,443,000. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 1998 and 1997, there were no related outstanding borrowings.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Income Taxes

  Income tax assets and liabilities are reflected in the consolidated statements of condition under the captions "other assets" and "other liabilities", as applicable, and are summarized as follows:

                                                                 December 31,
                                                                ----------------
                                                                 1998     1997
                                                                -------  -------
                                                                (In Thousands)
   Prepaid state............................................... $   418  $  444
   Current state liability.....................................     (46)    (78)
   Current federal refundable (payable)........................     194     (17)
   Deferred federal and state (liability) asset................    (704)    159
                                                                -------  ------
                                                                $  (138) $  508
                                                                =======  ======

  The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                               December 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
                                                              (In Thousands)
   Deferred tax assets:
     Allowance for loan and real estate losses in excess of
      tax reserves........................................... $ 1,224  $ 1,275
     Non-accrued interest....................................     104      110
     Depreciation............................................      70      100
     Deferred loan fees......................................      52       46
     Other...................................................      56      139
                                                              -------  -------
                                                                1,506    1,670
                                                              -------  -------
   Deferred tax liabilities:
     Unrealized gain on securities available for sale........   2,079    1,382
     Discount accretion......................................     131      118
     Other...................................................     --        11
                                                              -------  -------
                                                                2,210    1,511
                                                              -------  -------
   Net deferred tax (liabilities) assets..................... $  (704) $   159
                                                              =======  =======

  The components of income taxes are summarized as follows:

                                                          Year Ended December
                                                                  31,
                                                          ---------------------
                                                           1998   1997    1996
                                                          ------ ------  ------
                                                             (In Thousands)
   Current............................................... $2,751 $2,854  $2,753
   Deferred..............................................    165   (206)    (88)
                                                          ------ ------  ------
                                                          $2,916 $2,648  $2,665
                                                          ====== ======  ======

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  The following table presents a reconciliation between the reported income taxes and the income taxes that would have been computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                          Year Ended December 31,
                                -----------------------------------------------
                                     1998            1997            1996
                                --------------- --------------- ---------------
                                Amount  Percent Amount  Percent Amount  Percent
                                ------  ------- ------  ------- ------  -------
                                           (Dollars in Thousands)
Federal income tax............. $2,938   34.0   $2,709   34.0   $2,725   34.0
Add (deduct) effect of:
  Non-taxable interest income..   (464)  (5.4)    (353)  (4.4)    (312)  (3.9)
  State income tax, net of
   federal income tax effect...    327    3.8      278    3.5      260    3.2
  Other items, net.............    115    1.3       14    0.1       (8)   --
                                ------   ----   ------   ----   ------   ----
                                $2,916   33.7   $2,648   33.2   $2,665   33.3
                                ======   ====   ======   ====   ======   ====

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

  Metropolitan has a noncontrbutory 401(k) savings plan covering substantially all employees. Beginning January 1, 1997, Metropolitan matches 50% of employee contributions for all participants, not to exceed 5% of their total salary. Contributions made by Metropolitan were $27,000, $26,000 and $- , respectively, for the years ended December 31, 1998, 1997 and 1996.

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

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

                                                            December 31,
                                                         --------------------
                                                           1998       1997
                                                         ---------  ---------
   Actuarial present value of benefit obligation:
     Vested............................................. $ 266,629  $ 259,519
     Nonvested..........................................    10,756      9,165
                                                         ---------  ---------
                                                         $ 277,385  $ 268,684
                                                         =========  =========
   Projected benefit obligation......................... $ 293,087  $ 285,330
   Unrecognized net loss................................   (13,507)   (15,939)
   Unrecognized prior service cost being amortized over
    fifteen years.......................................  (193,260)  (208,896)
                                                         ---------  ---------
   Accrued plan cost included in other liabilities...... $  86,320  $  60,495
                                                         =========  =========

                                                      Year Ended December 31,
                                                      -----------------------
                                                       1998    1997    1996
                                                      ------- ------- -------
   Net periodic plan cost included the following
    components:
     Service cost.................................... $   742 $ 1,868 $ 1,754
     Interest cost...................................  19,447  18,666  16,935
     Amortization of prior service cost..............  15,636  15,636  15,636
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

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

                                                                December 31,
                                                             -------------------
                                                              1998    1997
                                                             ------- -------
                                                               (In Thousands)
   Commitments to extend credit............................. $59,192 $54,064
   Standby letters of credit and financial guarantees.......   2,668   3,539

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

  Rentals under long-term operating leases amounted to approximately $264,000, $206,000, and $189,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2008 are as follows:

       December 31,                                                   Amount
       ------------                                               --------------
                                                                  (In Thousands)
       1999......................................................     $  376
       2000......................................................        282
       2001......................................................        256
       2002......................................................        219
       2003......................................................        159
       Thereafter................................................        537
                                                                      ------
                                                                      $1,829
                                                                      ======

  The Corporation and its subsidiaries are also subject to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

                            LAKELAND BANCORP, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

Lakeland Bancorp, Inc. (Parent Company Only)

  Condensed financial statements of the Corporation (parent company only) follow:

                            Statements of Condition

                                                             December 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
Assets:
  Cash and due from banks.............................. $   277,597 $   270,493
  Securities available for sale........................   5,594,095   4,001,929
  Investment in subsidiaries...........................  48,384,672  44,563,868
  Other assets.........................................     821,088     950,022
                                                        ----------- -----------
    Total assets....................................... $55,077,452 $49,786,312
                                                        =========== ===========
Liabilities:
  Deferred income taxes................................ $ 1,763,915 $ 1,124,063
Stockholders' equity...................................  53,313,537  48,662,249
                                                        ----------- -----------
Total liabilities and stockholders' equity............. $55,077,452 $49,786,312
                                                        =========== ===========

                              Statements of Income

                                                Year Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Dividends from subsidiary bank............. $1,983,524  $1,720,707  $  568,021
Other expenses.............................         14          67       3,493
                                            ----------  ----------  ----------
Income before income tax (benefit)
 expense...................................  1,983,510   1,720,640     564,528
Income tax (benefit) expense...............        (65)     (1,096)         44
                                            ----------  ----------  ----------
Income before undistributed earings of
 subsidiaries..............................  1,983,575   1,721,736     564,484
Equity in undistributed earnings of
 subsidiaries..............................  3,741,780   3,598,986   4,785,857
                                            ----------  ----------  ----------
Net income................................. $5,725,355  $5,320,722  $5,350,341
                                            ==========  ==========  ==========

                            Statements of Cash Flows

                                               Year Ended December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
Cash flows from operating activities:
  Net income............................ $ 5,725,355  $ 5,320,722  $ 5,350,341
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Decrease (increase) in other
     assets.............................     128,934     (326,221)    (178,135)
    Equity in undistributed earnings of
     subsidiaries.......................  (3,741,780)  (3,598,986)  (4,785,857)
                                         -----------  -----------  -----------
      Net cash provided by operating
       activities.......................   2,112,509    1,395,515      386,349
                                         -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from issuances of common
   stock................................     469,841      648,862    1,372,509
  Cash dividends paid on common stock...  (2,446,246)  (1,988,008)  (1,703,641)
  Purchase of treasury stock............    (129,000)         --           --
                                         -----------  -----------  -----------
      Net cash (used in) financing
       activities.......................  (2,105,405)  (1,339,146)    (331,132)
                                         -----------  -----------  -----------
Net increase in cash and cash
 equivalents............................       7,104       56,369       55,217
Cash and cash equivalents--beginning....     270,493      214,124      158,907
                                         -----------  -----------  -----------
Cash and cash equivalents--ending....... $   277,597  $   270,493  $   214,124
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

  The carrying values and estimated fair values of the Corporation's financial instruments are as follows:

                                                     December 31,
                                        ---------------------------------------
                                               1998                1997
                                        ------------------- -------------------
                                        Carrying Estimated  Carrying Estimated
                                         Value   Fair Value  Value   Fair Value
                                        -------- ---------- -------- ----------
                                                    (In Thousands)
   Financial assets
     Cash and cash equivalents......... $ 35,069  $ 35,069  $ 41,168  $ 41,168
     Certificates of deposit...........      204       204       102       102
     Securities available for sale.....  116,848   116,848   102,334   102,334
     Securities held to maturity.......   67,302    68,271    57,009    57,372
     Loans.............................  307,596   313,357   287,003   290,149
     Accrued interest receivable.......    4,415     4,415     4,210     4,210
   Financial liabilities
     Deposits..........................  488,881   490,166   453,471   453,959
     Borrowed money....................    3,795     3,795     3,536     3,536
   Commitments
     To extend credit..................   59,192    59,192    54,064    54,064
     Standby letters of credit.........    2,668     2,668     3,539     3,539

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

Quarterly Financial Data (unaudited)

                                                 Quarter Ended
                                 ---------------------------------------------
                                 March 31, June 30, September 30, December 31,
                                   1998      1998       1998          1998
                                 --------- -------- ------------- ------------
                                   (In Thousands, Except Per Share Amounts)
Total interest income...........  $8,608    $8,598     $8,734        $8,995
Total interest expense..........   3,227     3,143      3,249         3,390
                                  ------    ------     ------        ------
  Net interest income...........   5,381     5,455      5,485         5,605
Provision for loan losses.......      49        53         62           534
Other income....................     775       717        788           885
Other expenses..................   4,057     3,829      3,829         4,037
Income taxes....................     685       773        786           672
                                  ------    ------     ------        ------
Net income......................  $1,365    $1,517     $1,596        $1,247
                                  ======    ======     ======        ======
Net income per share--basic and
 diluted........................  $0.161    $0.179     $0.188        $0.147
                                  ======    ======     ======        ======
Weighted average number of
 common shares outstanding--
 basic and diluted..............   8,488     8,496      8,492         8,496
                                  ======    ======     ======        ======
                                                 Quarter Ended
                                 ---------------------------------------------
                                 March 31, June 30, September 30, December 31,
                                   1997      1997       1997          1997
                                 --------- -------- ------------- ------------
                                   (In Thousands, Except Per Share Amounts)
Total interest income...........  $8,061    $8,205     $8,484        $8,614
Total interest expense..........   3,198     3,172      3,256         3,258
                                  ------    ------     ------        ------
  Net interest income...........   4,863     5,033      5,228         5,356
Provision for loan losses.......     116        77         98           735
Other income....................     741       728        717           837
Other expenses..................   3,383     3,484      3,523         4,118
Income taxes....................     702       713        769           464
                                  ------    ------     ------        ------
Net income......................  $1,403    $1,487     $1,555        $  876
                                  ======    ======     ======        ======
Net income per share:
  Basic.........................  $0.168    $0.177     $0.185        $0.104
  Diluted.......................   0.167     0.176      0.184         0.104
                                  ======    ======     ======        ======
Weighted average number of
 common shares outstanding:
  Basic.........................   8,374     8,390      8,400         8,454
  Diluted.......................   8,414     8,431      8,442         8,454
                                  ======    ======     ======        ======

  Net income per common share and weighted average number of common shares outstanding for the quarters ended June 30, 1998 and prior have been restated to give retroactive effect to subsequent stock dividends.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following exhibit is filed with this Amendment No. 2 to Lakeland's Annual Report on Form 10-K:

     23.1  Consent of Radics & Co., LLC, Independent Certified Public
           Accountants.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LAKELAND BANCORP, INC.

                              By:/s/ Roger Bosma
                                 -------------------------------------
                                 Roger Bosma
                                 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 1998 has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                           Capacity                       Date
              ---------                           --------                       ----
/s/ Robert B. Nicholson*                          Director                   June 18, 1999
--------------------------------------
Robert B. Nicholson

/s/ John W. Fredericks*                           Director                   June 18, 1999
--------------------------------------
John W. Fredericks

/s/ Bruce G. Bohuny*                              Director                   June 18, 1999
--------------------------------------
Bruce G. Bohuny

/s/ Mary Ann Deacon*                              Director                   June 18, 1999
--------------------------------------
Mary Ann Deacon

/s/ Mark J. Fredericks*                           Director                   June 18, 1999
--------------------------------------
Mark J. Fredericks

/s/ John Pier*                                    Director                   June 18, 1999
--------------------------------------
John Pier

/s/ Paul P. Lubertazzi*                           Director                   June 18, 1999
--------------------------------------
Paul P. Lubertazzi

/s/ Joseph P. O'Dowd*                             Director                   June 18, 1999
--------------------------------------
Joseph P. O'Dowd

/s/ Arthur L Zande                           Vice President and              June 18, 1999
--------------------------------------      Treasurer (Principal
Arthur L. Zande                           Financial and Accounting
                                           Officer) and Director

/s/ Roger Bosma                             President and Chief              June 18, 1999
--------------------------------------       Executive Officer
Roger Bosma                                 (Principal Executive
                                           Officer) and Director



*By:/s/ Arthur L Zande
    ------------------
  Arthur L. Zande
  Attorney-in-Fact