Form 10-Q
period 1999-06-30
LAKELAND BANCORP INC
filed 1999-08-12
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO _________________.

                  Commission File Number         33-27312
                                                ----------


                            LAKELAND BANCORP, INC.
            (Exact name of registrant as specified in its charter)


       New Jersey                                                     22-2953275
  ------------------------------------------------------------------------------

 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                          Identification Number)


  250 Oak Ridge Road, Oak Ridge, New Jersey                        07438-8906
  ------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)


                                (973) 697-2000
            -----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                          Yes   X                  No
                              -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 10, 1999, 8,500,788 common shares, $2.50 par value, were outstanding.

                            LAKELAND BANCORP, INC.

                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.         FINANCIAL INFORMATION                                          3

     ITEM 1.    FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF CONDITION AS OF
                  DECEMBER 31, 1998 AND JUNE 30, 1999 (UNAUDITED)              4

                CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
                  AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999 (UNAUDITED)      5

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                  INCOME FOR THE THREE AND SIX MONTHS ENDED
                  JUNE 30, 1998 AND 1999 (UNAUDITED)                           6

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                  (UNAUDITED)                                                  7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                   21

PART II.    OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                22

     SIGNATURES                                                               23

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION




ITEM 1. - FINANCIAL STATEMENTS

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Lakeland Bancorp, Inc. ( the registrant or the Corporation) believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements, and notes thereto, included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

The consolidated results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CONDITION

                                  (Unaudited)


                                              December 31,      June 30,
      ASSETS                                      1998            1999
                                              ------------    ------------
Cash and due from banks                       $ 24,193,899    $ 26,072,903
Federal funds sold                              10,875,000      10,825,000
                                              ------------    ------------
Cash and cash equivalents                       35,068,899      36,897,903
Certificates of deposit                            204,033         214,033
Securities available for
 sale, at estimated fair
 value                                         116,847,825     102,022,259
Securities held to
 maturity; estimated fair
 value of $68,271,000
 in 1998 and $92,328,318
  in 1999                                       67,302,146      93,241,990
Loans                                          307,596,324     322,784,188
Premises and equipment                          14,260,225      14,081,176
Accrued interest receivable                      4,414,733       4,453,068
Other assets                                     2,863,222       2,087,518
                                              ------------    ------------
        Total assets                          $548,557,407    $575,782,135
                                              ============    ============

     LIABILITIES AND  STOCKHOLDERS' EQUITY

Liabilities
   Deposits
     Non-interest-bearing
       demand                                 $107,097,017    $114,904,027
     Savings and
       interest-bearing demand                 225,894,802     248,686,643
     Club accounts                               1,661,786       2,647,006
     Time                                      125,144,292     121,931,479
     Time of $100,000 and
      over                                      29,082,870      24,978,235
                                              ------------    ------------
        Total deposits                         488,880,767     513,147,390
                                              ------------    ------------
Borrowed money                                   3,795,114       7,334,262
Other liabilities                                2,567,989       1,620,443
                                              ------------    ------------
        Total liabilities                      495,243,870     522,102,095
                                              ------------    ------------
Commitments

Stockholders' equity
   Common stock, no stated par value per
     share; authorized shares          ;
     issued  shares 8,511,588 in 1998
     with par value of $2.50 and
     8,511,588 in 1999; outstanding shares
     8,502,988 in 1998 with a par value of
     $2.50  and  8,500,788 in 1999              21,278,970      40,216,920
   Surplus                                      29,557,747              --
   (Accumulated deficit)undivided profits         (491,609)     11,959,629
   Accumulated other comprehensive
     income, net                                 3,097,429       1,672,641
   Treasury stock, at cost (8,600 and
     10,800 shares in 1998 and 1999,
     respectively)                                (129,000)       (169,150)
                                              ------------    ------------
     Total stockholders' equity                 53,313,537      53,680,040
                                              ------------    ------------
     Total liabilities and stockholders'
       equity                                 $548,557,407    $575,782,135
                                              ============    ============


See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC, AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                 Three months ended June 30,         Six months ended June 30,
                                                 ---------------------------         -------------------------
                                                     1998           1999                  1998         1999
                                                 -------------  ------------         ------------  -----------
INTEREST INCOME
 Loans and fees                                     $6,186,828    $6,471,483          $12,401,125  $12,732,964
 Federal funds sold                                    231,322       149,616              419,031      336,921
 Securities
   U.S. Treasury                                     1,017,925       906,836            2,011,283    1,831,491
   U.S. Government agencies                            682,813       898,822            1,450,413    1,694,442
   States and political subdivisions                   396,278       479,050              760,473      942,419
   Other                                                83,216       305,340              163,841      601,213
                                                    ----------    ----------          -----------  -----------
      Total interest income                          8,598,382     9,211,147           17,206,166   18,139,450
                                                    ----------    ----------          -----------  -----------
INTEREST EXPENSE
 Deposits                                            3,100,661     3,300,334            6,290,890    6,643,839
 Borrowed money                                         42,418        72,948               79,385      117,710
                                                    ----------    ----------          -----------  -----------
      Total interest expense                         3,143,079     3,373,282            6,370,275    6,761,549
                                                    ----------    ----------          -----------  -----------
      Net interest income                            5,455,303     5,837,865           10,835,891   11,377,901
                                                    ----------    ----------          -----------  -----------
PROVISION FOR LOAN LOSSES                               52,928       160,000              101,810      265,000
                                                    ----------    ----------          -----------  -----------
      Net interest income after provision
        for loan losses                              5,402,375     5,677,865           10,734,081   11,112,901
                                                    ----------    ----------          -----------  -----------
OTHER INCOME
 Service charges on deposit accounts                   596,035       690,409            1,183,899    1,290,471
 Gain on sale of investment securities                  12,960         5,585               66,502       19,176
 Other income                                          108,083       157,564              241,560      275,985
                                                    ----------    ----------          -----------  -----------
      Total other income                               717,078       853,558            1,491,961    1,585,632
                                                    ----------    ----------          -----------  -----------
OTHER EXPENSES
 Salaries and benefits                               2,096,799     2,272,802            4,203,949    4,526,637
 Occupancy expense, net                                384,676       399,490              776,805      812,273
 Furniture and equipment                               375,243       414,064              753,820      839,919
 Other                                                 972,936     1,040,510            2,151,513    2,078,524
                                                    ----------    ----------          -----------  -----------
      Total other expenses                           3,829,654     4,126,866            7,886,087    8,257,353
                                                    ----------    ----------          -----------  -----------
INCOME BEFORE INCOME TAXES                           2,289,799     2,404,557            4,339,955    4,441,180
INCOME TAXES                                           772,638       722,772            1,457,349    1,334,456
                                                    ----------    ----------          -----------  -----------
      NET INCOME                                    $1,517,161    $1,681,785          $ 2,882,606  $ 3,106,724
                                                    ==========    ==========          ===========  ===========
Net income per common share
 Basic and diluted                                        0.18          0.20                 0.34         0.37

Weighted average number of shares outstanding
 Basic and diluted                                   8,495,838     8,500,788            8,491,988    8,501,165

See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                                                Three months ended June 30,          Six months ended June 30,
                                              -----------------------------        --------------------------
                                                   1998           1999                 1998           1999
                                              -------------  -------------        -------------    ----------
Net income                                       $1,517,161    $ 1,681,785           $2,882,606   $ 3,106,724

Other comprehensive income (loss), net of
   income taxes
 Unrecognized holding gains (losses) on
   securities available for sale, net of
   income taxes                                     (65,828)    (1,267,580)             162,923    (1,424,788)
 Less gains on dispositions of securities
   available for sale, net of income taxes           (8,553)        (3,686)             (43,891)      (12,656)
                                              -------------   ------------         ------------   -----------

     Total other comprehensive
       income (loss), net of income
       taxes                                        (74,381)    (1,271,266)             119,032    (1,437,444)
                                              -------------   ------------         ------------   -----------

Comprehensive income                             $1,442,780    $   410,519           $3,001,638   $ 1,669,280
                                              =============   ============         ============   ===========


See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                      Six months ended June 30,
                                                                                     ----------------------------
                                                                                         1998           1999
                                                                                     -------------  -------------
Cash flows from operating activities
 Net income                                                                          $  2,882,606   $  3,106,724
 Adjustments to reconcile net income to net cash provided by operating activities
   Net amortization and accretion                                                         392,308         85,150
   Depreciation and amortization of premises and equipment                                530,865        625,997
   Provision for loan losses                                                              101,810        265,000
   Gain on sales of investment securities                                                 (66,502)       (19,176)
   Decrease (increase) in accrued interest receivable                                      91,508        (38,335)
   Decrease in other assets                                                                38,639        775,704
   Increase in other liabilities                                                         (250,645)      (187,529)
                                                                                     ------------   ------------
     Net cash provided by operating activities                                          3,720,139      4,613,535
Cash flows from investing activities
 Net change in certificates of deposit                                                     (2,364)       (10,000)
 Proceeds from maturities of and repayments on securities available for sale           21,454,566     10,748,696
 Proceeds from sales of securities available for sale                                  10,636,000      4,840,471
 Proceeds from calls of securities available for sale                                   2,000,000        500,000
 Purchases of securities available for sale                                           (32,085,716)   (28,875,099)
 Proceeds from maturities of and repayments on securities held to maturity             10,125,000      8,514,766
 Purchases of securities held to maturity                                              (9,826,234)    (9,093,891)
 Net increase in loans receivable                                                      (2,716,940)   (15,452,864)
 Net decrease in other real estate owned                                                   59,669              -
 Additions to premises and equipment                                                     (922,845)      (446,948)
                                                                                     ------------   ------------
     Net cash used in investing activities                                             (1,278,864)   (29,274,869)
Cash flows from financing activities
 Net (decrease) increase in deposits                                                     (984,374)    24,266,623
 Net (decrease) increase in short-term borrowings                                       2,060,219      2,539,148
 Proceeds from long-term debt                                                                   -      1,000,000
 Proceeds from sale of common stock                                                       229,653              -
 Cash dividends paid on common stock                                                   (1,172,687)    (1,275,283)
 Purchase of treasury stock                                                                     -        (40,150)
                                                                                     ------------   ------------
     Net cash provided by financing activities                                            132,811     26,490,338
Net increase in cash and cash equivalents                                               2,574,086      1,829,004
Cash and cash equivalents - beginning                                                  41,168,103     35,068,899
                                                                                     ------------   ------------
Cash and cash equivalents - ending                                                   $ 43,742,189   $ 36,897,903
                                                                                     ============   ============
Supplemental disclosures of cash flow information
 Cash paid during the six months for
   Income taxes                                                                      $  1,429,883   $    766,000
   Interest                                                                          $  6,276,818   $  6,788,984
Supplemental schedule of noncash investing and financing activities
 Transfer of investment securities from available for sale
   to held to maturity                                                               $          -   $ 25,396,014

See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements, and notes thereto, included in Form 10-K for the fiscal year ended December 31,1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The consolidated results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2 - ACQUISITION

  On July 15, 1999, the Corporation completed its merger with High Point Financial Corp. (High Point). Under the terms of the merger, each share of High Point common stock was converted into 1.2 shares of the Corporation's common stock, resulting in an issuance of 4,160,674 shares of the Corporation's common stock. The Corporation owned 344,252 shares of High Point common stock prior to the merger and at the consummation of the merger, these shares were canceled and retired upon conversion to the Corporation's common stock. In addition, outstanding stock options to purchase High Point common stock were converted into stock options to purchase 99,600 shares of the Corporation's common stock with an exercise price of $5.80 per share. The transaction will be accounted for under the pooling of interests method of accounting.

  The results of operations for the Corporation, High Point and the combined entity are as follows (in thousands). These combined results of operations for the six months ended June 30, 1999 and 1998 and the year ended December 31, 1998, are not necessarily indicative of prior or future operating results of the combined enterprises.:

                                         Corporation  High Point   Combined
                                         -----------  ----------   --------
   Net interest income
       Six months ended June 30, 1999    $    11,113   $ 5,115     $ 16,228
       Six months ended June 30, 1998         10,734     5,030       15,764
       Year ended December 31, 1998           21,926    10,427       32,353

   Net income
       Six months ended June 30, 1999    $     3,107   $ 1,020     $  4,127
       Six months ended June 30, 1998          2,883       964        3,847
       Year ended December 31, 1998            5,725     2,246        7,971

   Earnings per share - diluted
       Six months ended June 30, 1999    $      0.37   $  0.26     $   0.31
       Six months ended June 30, 1998           0.34      0.25         0.29
       Year ended December 31, 1998             0.67      0.58         0.63

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 3 - NET INCOME PER COMMON SHARE

 Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

 On August 26, 1998, the Corporation's Board of Directors authorized a 2- for-1 stock split in the form of a 100% stock dividend, which was distributed on October 1, 1998. Per share amounts have been retroactively restated to give effect to this stock dividend.

NOTE 4 - STOCKHOLDERS' EQUITY

 On July 15, 1999, the Company amended its Articles of Incorporation whereby the number of authorized common shares was increased from 14,806,718 shares with a par value of $2.50 to 40,000,000 shares with no stated par value. The surplus account has been combined with the common stock account as presented in the consolidated balance sheet.

 The $491,609 deficit in undivided profits contained in the December 31, 1998 consolidated financial statements is the result of a bookkeeping entry charging undivided profits $10,617,797 in connection with Corporation's accounting for its 2-for-1 stock split effected in the form of a 100% stock dividend distributed on October 1, 1998. In accordance with New Jersey corporate law, the Corporation's Board of Directors, on March 10, 1999, approved the reversing of this accounting treatment of the stock dividend, thereby moving the $10,617,797 from the capital stock account to the undivided profits account to more accurately reflect the Corporation's consolidated financial condition. This reclassification was made in the Corporation's unaudited consolidated statement of financial condition as of June 30, 1999.

NOTE 5 - SECURITIES AVAILABLE FOR SALE


                                                      June 30, 1999
                                        ------------------------------------------
                                        Amortized   Gross unrealized   Fair market
                                                   ------------------
                                          cost      Gains    Losses       value
                                        ---------  -------  ---------  -----------
                                                      (in thousands)
   U.S. Treasury                          $23,439   $  143   $   (99)     $ 23,483
   U.S. Government agencies                30,905        7      (817)       30,095
   Mortgage-backed securities               2,519       28       (29)        2,518
   States and political subdivisions       31,329       42      (678)       30,693
   Other debt securities                    9,520        -      (317)        9,203
   Equity securities                        1,512    4,518         -         6,030
                                          -------   ------   -------      --------

                                          $99,224   $4,738   $(1,940)     $102,022
                                          =======   ======   =======      ========

                                  (Continued)

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 5 - SECURITIES AVAILABLE FOR SALE - Continued

                                                                 December 31, 1998
                                                  ------------------------------------------------
                                                  Amortized     Gross unrealized      Fair market
                                                             -----------------------
                                                    cost        Gains       Losses       value
                                                  ---------  -----------  ----------  ------------
                                                                   (in thousands)
   U.S. Treasury                                  $  28,552     $    587   $    (19)      $ 29,120
   U.S. Government agencies                          25,719           62       (110)        25,671
   Mortgage-backed securities                         3,279           32        (14)         3,297
   States and political subdivisions                 38,456          384        (60)        38,780
   Other debt securities                             14,163           25       (100)        14,088
   Equity securities                                  1,503        4,389          -          5,892
                                                  ---------     --------   --------       --------

                                                  $ 111,672     $  5,479   $   (303)      $116,848
                                                  =========     ========   ========       ========


 The following is a summary of securities available for sale by maturity:

                                                                 June 30,                 December 31,
                                                                   1999                      1998
                                                      -----------------------   ------------------------
                                                      Amortized  Fair market    Amortized   Fair market
                                                         cost       value         cost         value
                                                      ---------  -----------    ---------   ------------
                                                                     (in thousands)
   Due in one year or less                             $ 11,960     $ 11,916   $ 21,669       $ 21,755
   Due after one year through five years                 66,750       65,966     60,842         61,384
   Due after five years through ten years                13,972       13,219     15,293         15,441
   Due after ten years                                    2,511        2,373      9,086          9,079
   Mortgage-backed securities                             2,519        2,518      3,279          3,297
   Equity securities                                      1,512        6,030      1,503          5,892
                                                       --------     --------   --------       --------

                                                       $ 99,224     $102,022   $111,672       $116,848
                                                       ========     ========   ========       ========

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 6 - INVESTMENT SECURITIES HELD TO MATURITY

                                                                June 30, 1999
                                               -----------------------------------------------
                                               Amortized     Gross unrealized      Fair market
                                                          -----------------------
                                                 cost        Gains       Losses       value
                                               ---------  -----------  ----------   ----------
                                                               (in thousands)
   U.S. Treasury                               $ 35,018   $    184     $    (247)   $   34,955
   U.S. Government agencies                      30,421         48          (366)       30,103
   Mortgage-backed securities                     2,122         20           (62)        2,080
   States and political subdivisions             14,447         41          (138)       14,350
   Other debt securities                         11,234          1          (395)       10,840
                                               --------   --------     ---------    ----------

                                               $ 93,242   $    294     $  (1,208)   $   92,328
                                               ========   ========     =========    ==========


                                                             December 31, 1998
                                               ------------------------------------------------
                                               Amortized      Gross unrealized      Fair market
                                                            --------------------
                                                  cost         Gains     Losses         value
                                               ---------    ---------  ---------   ------------
                                                          (in thousands)
   U.S. Treasury                                 $32,576      $   630    $     -       $33,206
   U.S. Government agencies                       21,910          317        (27)       22,200
   Mortgage-backed securities                      2,165           23         (5)        2,183
   States and political subdivisions               4,513           78          -         4,591
   Other debt securities                           6,138            6        (53)        6,091
                                                 -------      -------    -------       -------

                                                 $67,302      $ 1,054    $   (85)      $68,271
                                                 =======      =======    =======       =======

 The following is a summary of securities held to maturity by maturity:

                                                          1999                      1998
                                                  ----------------------  ------------------------
                                                  Amortized  Fair market   Amortized   Fair market
                                                     cost        value       cost        value
                                                  ---------  -----------  ---------   ------------
                                                                   (in thousands)
   Due in one year or less                          $ 8,954      $ 8,428    $14,916       $15,007
   Due after one year through five years             78,856       78,577     48,257        49,095
   Due after five years through ten years             3,110        3,042      1,664         1,677
   Due after ten years                                  200          201        300           309
   Mortgage-backed securities                         2,122        2,080      2,165         2,183
                                                    -------      -------    -------       -------

                                                    $93,242      $92,328    $67,302       $68,271
                                                    =======      =======    =======       =======

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 7 - LOANS

                                     December 31,        June 30,
                                         1998              1999
                                    --------------     -------------
                                              (in thousands)
  Loans                                $  311,671        $  326,880
   Less
    Unearned income                          (178)              (57)
    Allowance for loan losses              (3,897)           (4,039)
                                       ----------        ----------

                                       $  307,596        $  322,784
                                       ==========        ==========

 A summary of the activity in the allowance for loan losses is as follows:

                                                               Six months ended June 30,
                                                           ------------------------------
                                                              1998                1999
                                                           ----------          ----------
  Balance - beginning                                      $4,142,340          $3,897,024

  Provisions charged to operations                            101,810             265,000

  Loans charged off                                          (776,629)           (166,067)

  Recoveries of loans previously charged off                  242,097              42,770
                                                           ----------          ----------

  Balance - end                                            $3,709,618          $4,038,727
                                                           ==========          ==========

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                     December 31,           June 30,
                                                         1998                1999
                                                     -----------          ----------
                                                              (in thousands)
  Recorded investment in impaired loans
   With recorded allowances                           $    1,133          $      792
   Without recorded allowances                             1,119               1,028
                                                      ----------          ----------

    Total impaired loans                                   2,252               1,820
                                                      ----------          ----------

   Related allowance for loan losses                         381                 319
                                                      ----------          ----------

    Net impaired loans                                $    1,871          $    1,501
                                                      ==========          ==========


                                                          Six months ended June 30,
                                                      ------------------------------
                                                         1998                1999
                                                      ----------          ----------
  Average recorded investment                         $3,198,272          $  339,975
  Interest income recognized                              51,535              33,556


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

                              Three Month Summary

     The second quarter of 1999 resulted in increased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1998. Net income increased $164,624 or 10.85%, to $1,681,785 for the second three months of 1999 from $1,517,161 for the same period in 1998. Net income per share increased 11.11% to $.20. An increase of $382,562 in net interest income, an increase of $136,480 in other income, and a decrease of $49,866 in income tax expense more than offset increases of $297,212 in other expenses and $107,072 in the provision for loan losses.

     The Company's annualized return on average assets and average stockholders' equity for the second three months of 1999 were 1.21% and 12.43%, respectively, compared to 1.19% and 12.02%, respectively, for the same period in 1998.

                             Results Of Operations

     Total interest income increased $612,765, or 7.13% to $9,211,147 for the three months ended June 30, 1999, when compared to $8,598,382 for the same period in 1998. The overall increase in this category was a result of an increase of $284,655 or 4.60% in interest earned on the loan portfolio and $409,816 or 18.80%, in interest earned on the securities portfolio which was partially offset by a decrease of $81,706 or 35.32% in interest earned on federal funds sold.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $22.8 million, which was partially offset by a 25 basis point decrease in yield. The increase in interest income on investment securities was attributable to an increase in average balances of $37.2 million, which more than offset a 23 basis point decrease in yield.

The $37.2 million increase reflected a $54.2 million increase in the average volume of taxable securities, which more than offset a $17.0 million decrease in the average volume of non-taxable securities. The decrease in interest income on federal funds sold was attributable to a $2.7 million decrease in average balances along with a 133 basis point decrease in yield.

     Interest expense on deposits increased $199,673 or 6.44% to $3,300,334 for the second quarter of 1999 compared to $3,100,661 for the same period in 1998. This increase was primarily attributable to an increase of $39.8 million in average balances of interest bearing deposits (which partially funded the increases in loans and investment securities), which was partially offset by a 16 basis point decrease in yield. Total interest expense increased $230,203 or 7.32%, reflecting the aforementioned deposit factors along with a $30,530 increase in interest expense on borrowed money.

     Net interest income increased $382,562 or 7.01% to $5,837,865 for the second three months of 1999 from $5,455,303 for the same period in 1998, primarily as the result of increased balances of net earning assets. The annualized net interest margin (the average yield on interest earning assets, less the average cost of interest-bearing liabilities) decreased from 3.87% to 3.65%. While the average yield on earning assets decreased 35 basis points from 7.39% to 7.04%, the average rate paid on interest-bearing liabilities decreased 12 basis points from 3.52% to 3.40%.

     The provision for loan losses increased $107,072 or 202.30% to $160,000 for the three months ended June 30, 1999, as compared with $52,928 for the same prior year period. During the second quarter of 1999, the Company charged off loans of $77,000 and recovered $12,000 in previously charged off loans compared to $330,000 and $13,000, respectively, during the same period in 1998. The $77,000 in charged-off loans in 1999 is primarily the result of the charging off of ten commercial and consumer loans. The allowance for loan losses at June 30, 1999, was 1.24% of total loans, compared to 1.26% at December 31, 1998, and 1.42% at June 30, 1998. The Company believes, based on management's ongoing review of loan quality, economic conditions, loss experience, and loan growth, that the allowance for loan losses is adequate. This statement represents a forward-looking statement. Actual results could differ materially from this statement based upon a number of conditions, including the financial viability of the Company's loan customers, the value of the Company's collateral, and general economic conditions.

     The following table sets forth for the six months ending June 30, 1999 and 1998, and for each of the years in the five years ended December 31, 1998, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

                                         SIX  MONTHS  ENDED
                                         -------------------
                                              JUNE 30,                YEAR  ENDED  DECEMBER 31,
                                         -------------------   ---------------------------------------
                                           1999       1998       1998       1997      1996      1995      1994
                                         --------   --------   --------   -------   --------  --------  --------
                                                                             (Dollars in Thousands)
Balance of allowance at beginning
   of period...........................    $3,897     $4,142     $4,142    $3,585    $3,470    $3,547    $3,455
                                           ------     ------     ------    ------    ------    ------    ------
Charge-offs:
   Commercial..........................        32        489        834       466       554       119       339
   Installment.........................        80         69        426       107       215       114       135
   Mortgage............................        54        219         --        26        80       394       138
                                           ------     ------     ------    ------    ------    ------    ------
      Total charge-offs................       166        777      1,260       599       849       627       612
                                           ------     ------     ------    ------    ------    ------    ------
Recoveries:
   Commercial..........................        26        215        256        20        25       128        69
   Installment.........................        17         28         61        77        31        65        66
   Mortgage............................        --         --         --        33        --        --       ---
                                           ------     ------     ------    ------    ------    ------    ------
      Total recoveries.................        43        243        317       130        56       193       135
                                           ------     ------     ------    ------    ------    ------    ------
Net charge-offs........................       123        534        943       469       793       434       477
                                           ------     ------     ------    ------    ------    ------    ------
Provision for loan losses..............       265        102        698     1,026       908       357       569
                                           ------     ------     ------    ------    ------    ------    ------
Balance of allowance at end of period..    $4,039     $3,710     $3,897    $4,142    $3,585    $3,470    $3,547
                                           ======     ======     ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding (annualized)......       .08%       .37%       .32%      .17%      .32%      .19%      .23%
Balance of allowance at end of period
   as a percent of total loans.........      1.24%      1.26%      1.25%     1.42%     1.33%     1.49%     1.68%

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

     As of June 30, 1999, based on the above criteria, the Company classified four loans, totaling $1,819,927 as impaired. The impairment of these loans is based on the fair value of the underlying collateral for these loans. Based upon such evaluation of these impaired loans, $318,701 has been allocated to the allowance for loan losses.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1998) as of June 30, 1999 and 1998, and as of December 31 of each of the last five years:

                                       JUNE 30,                          DECEMBER 31,
                                --------------------  ---------------------------------------------------
                                  1999        1998     1998       1997       1996       1995       1994
                                --------     -------  -------    -------    -------    -------    -------
                                                         (In Thousands)
Non-accrual loans.............    $1,992      $2,677   $1,257     $2,007     $1,845     $2,366     $2,658
Past due loans................     1,716       1,575    4,248      1,400      2,200        679      1,039
Renegotiated loans............     2,115       1,488    1,468      1,529      2,567      2,325      1,740
                                  ------      ------   ------     ------     ------     ------     ------
 Total non-accrual, past due
  and renegotiated loans           5,823       5,740    6,973      4,936      6,612      5,370      5,437
Other real estate owned.......       384         589      648        648        177        951      1,302
                                              ------              ------     ------     ------     ------
 Total........................    $6,217      $6,329   $6,476     $5,584     $6,789     $6,321     $6,739
                                  ======      ======   ======     ======     ======     ======     ======

     Included in the above schedule at June 30, 1999, are three non-accrual loans, totaling $1,019,927, and one loan past due over 90 days, totaling $800,000, which represents all loans categorized as impaired.

     At June 30, 1999, non-accrual loans totaled $1,992,000, an increase of $472,000 compared to March 31, 1999. This net change is primarily the result of the addition of two commercial loans, totaling $705,000, and the removal of two commercial loans, totaling $249,000 from this category. Of the total non-accrual loans at June 30, 1999, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At June 30, 1999, loans past due 90 days or more and still accruing totaled $1,716,000, a decrease of $867,000 compared to March 31, 1999. This net change is primarily the result of one commercial loan, totaling $990,000, which was previously 90 days past due brought current, two commercial loans, totaling $705,000, being moved to non-accrual, and one commercial loan, totaling $800,000 being added to this category. At June 30, 1999, renegotiated loans totaled $2,115,000, an increase of $227,000 compared to March 31, 1999. This net change is primarily the result of the addition of two commercial loans, to this category.

     Other income increased $136,480 or 19.03% to $853,558 for the second three months of 1999 from $717,078 for the same period in 1998. Of this increase, service charges on deposits increased $94,374 or 15.83%, reflecting larger account volume and stricter enforcement in the collection of fees.

     Other expenses increased by $297,212 or 7.76% to $4,126,866 for the second three months of 1999 from $3,829,654 for the same period in 1998. Salaries and benefits increased by $176,003 or 8.39%. This was due to increased staffing levels, partially due to additional branch offices being opened, along with normal salary increases. Furniture and fixtures expense increased $14,814 or 3.85%. Occupancy expense increased $38,821 or 10.35%. Increases in both of these expense categories resulted from expansions in the Company's branch network. Other expenses increased in the aggregate $67,575 or 6.95%. This increase is due to the increased size of the branch network and the Company's banking business.

     Income tax expense decreased $49,866 or 6.45% to $722,772 for the second three months of 1999 from $772,638 for the same period in 1998. The decrease in income tax expense was due primarily to an increase in tax-exempt income.

                               PART I -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               Six Month Summary

     The first six months of 1999 resulted in increased earnings for the Company, when compared to the same period in 1998. Net income increased $224,118 or 7.77%, to $3,106,724 for the first six months of 1999 from $2,882,606 for the same period in 1998. Net income per share increased 8.82% to $.37. Increases of $542,010 in net interest income and $93,671 in other income and a decrease of $122,893 in income tax expense were partially offset by increases of $371,266 in other expenses and $163,190 in the provision for loan losses.

     The Company's annualized return on average assets and average stockholders' equity for the first six months of 1999 were 1.11% and 11.48%, respectively, compared to 1.14% and 11.57%, respectively, for the same period in 1998.



                             RESULTS OF OPERATIONS

     Total interest income increased $933,284 or 5.42% to $18,139,450 for the six months ended June 30, 1999, when compared to $17,206,166 for the same period in 1998. The overall increase in this category was a result of increases of $331,839 or 2.68% in interest earned on the loan portfolio and $683,555 or 15.58% in interest earned on the securities portfolio, which offset a decrease of $82,110 or 19.60% in interest earned on federal funds sold.

     The increase in interest income on loans was attributable to an increase in average balances of $23.7 million, which was partially offset by a 42 basis point decrease in yield. The decrease in interest income on federal funds sold was attributable to a decrease in average balances of $1.2 million, along with a 76 basis point decrease in yield. The increase in interest income on securities was attributable to a $38.5 million increase in average balances which more than offset a 43 basis points decrease in yield.

     Interest expense on deposits increased $352,949 or 5.61% to $6,643,839 for the first six months of 1999 compared to $6,290,890 for the same period in 1998. This increase is attributable to a $39.8 million increase in average balances offset partially by an 18 basis point decrease in yield. Total interest expense increased $391,274 or 6.14%, reflecting the aforementioned deposit factors along with a $38,325 increase in interest expense incurred in the first six months of 1999 on borrowed money.

     Net interest income increased $542,010 or 5.00% to $11,377,901 for the first six months of 1999 from $10,835,891 for the same period in 1998, primarily as the result of increased balances of average net earning assets, which more than offset a 35 basis point decrease in net interest margin. The annualized net interest margin decreased from 3.88% to 3.53%. While the average yield on earning assets decreased 52 basis points from 7.45% to 6.93%, the average rate paid on interest-bearing liabilities decreased 17 basis points from 3.57% to 3.40%.

     Other income increased $93,671 or 6.28% to $1,585,632 for the first six months of 1999 from $1,491,961 for the same period in 1998. This was primarily the result of increased service charges on deposits of $106,572 and an increase in other income of $34,425 which more than offset a $47,326 decrease in gain on securities.

     Other expenses increased by $371,266 or 4.71% to $8,257,353 for the first six months of 1999 from $7,886,087 for the same period in 1998. Salaries and benefits increased by $322,688 or 7.68%. This was due to increased staffing levels, partially due to additional branch offices being opened, along with normal salary increases. Furniture and fixtures expense increased $86,099 or 11.42%. Occupancy expense increased $35,468 or 4.57%. Increases in both of these expense categories resulted from expansions in the Company's branch network. Other expenses decreased in the aggregate of $72,989 or 3.39%. In 1998 $343,000 was expensed, which represented acquisition expenses incurred by the Company with regard to the acquisition of MSB. Exclusive of this acquisition expense, other expenses increased approximately $270,011 or 14.93%. Approximately, $187,000 of this increase is due to higher expenses incurred due to the increased number of branches and the Company's banking business. The remaining $83,000 represents supplemental pension expense incurred in 1999, relating to the funding of an annuity for the Chief Executive Officer of Metropolitan State Bank.

     Income tax expense decreased $122,893 or 8.43% to $1,334,456 for the first six months of 1999 from $1,457,349 for the same period in 1998. The decrease in income tax expense was due primarily to an increase in tax-exempt income.

                              FINANCIAL CONDITION

     The Company's total assets increased $27.2 million or .4.96% from $548.6 million at December 31, 1998, to $575.8 million at June 30, 1999. This increase is due to a $1.8 million increase in cash and cash equivalents, a $15.2 million increase in loans, and a $11.1 million increase in the Company's securities portfolios, which was partially offset by a $900,000 decrease in other assets.

     At June 30, 1999, the Company's securities portfolio of $195.3 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value. Unrealized gains and losses of $4,738,000 and $1,940,000, respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at June 30, 1999, is to increase stockholders' equity by $1,673,000. Securities held to maturity continue to be carried at historical cost and, at June 30, 1999, contain unrealized gains and losses of $294,000 and $1,208,000, respectively. For the entire securities portfolio, net unrealized gains were $1,884,000 at June 30, 1999, as compared with a $6,145,000 net unrealized gain at December 31, 1998.

     See notes 3 and 4 of the Notes to Consolidated Financial Statements. Total deposits increased $24.3 million or 4.96% from December 31, 1998, to June 30, 1999. A $22.8 million increase in savings and interest-bearing demand deposits and a $7.8 million increase in non-interest-bearing demand deposits were more than offset by a $6.3 million decrease in time deposits. Time deposits at June 30, 1999, represented 29.14% of total deposits as compared to 31.55% at December 31, 1998.

     Stockholders' equity increased $367,000 as net income of $3.1 million, was offset by a $1.4 million decrease in the equity component related to available for sale securities, $1.3 million in dividends paid to stockholders and $40,000 in the repurchase of treasury stock.

     Cash and cash equivalents increased by $1.8 million during the six months ended June 30, 1999. Operating activities, principally the result of the Company's net income, provided $4.6 million in net cash. Investing activities used $29.3 million in net cash, primarily reflecting use of funds for securities of $13.4 million and use of funds for loans of $15.5 million. Financing activities, on the other hand, provided $26.5 million in net cash, reflecting an increase in deposits and short-term borrowings of $26.8 million and a $1.0 million increase in long-term debt, offset partially by a payment of cash dividends of $1.3 million.

CAPITAL  RESOURCES

     In March 1989, the FDIC adopted a risk-based capital policy statement, which imposed a minimum capital standard on insured banks. The minimum ratio of risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for loan losses. The Federal Reserve Board adopted a similar risk-based capital guideline for the Company, which is computed on a consolidated basis.

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

     The following table reflects the Company's capital ratios as of June 30, 1999.

                                                   AMOUNT        RATIO
                                                 (In Thousands)
RISK-BASED CAPITAL RATIOS:
Actual Tier I Capital                              $52,007       15.51%
Tier I Capital minimum amount                       13,412        4.00%
                                                   -------       -----
Excess                                             $38,595       11.51%
                                                   =======       =====


Actual Combined Tier I and Tier II Capital         $56,046       16.72%
Combined Tier I and Tier II Capital minimum
 requirement                                        26,824        8.00%
                                                   -------       -----
Excess                                             $29,222        8.72%
                                                   =======       =====


LEVERAGE RATIO:
Actual Tier I Capital to average second quarter
 assets                                            $52,007        9.32%
Minimum leverage target*                                 *           *
                                                   -------       -----
Excess                                             $     *           *%
                                                   =======       =====


* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company as of June 30, 1999.



ITEM 3 Quantitative and Qualitative Disclosures about Market Risk-Not applicable - no significant change from Annual Report on Form 10-K.

                          PART II  OTHER  INFORMATION

Item 1    Legal Proceedings                   Not Applicable

Item 2    Change in Securities                Not Applicable

Item 3    Defaults Upon Senior Securities     Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders -
                                              Not Applicable

Item 5    Other Information                   Not Applicable

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

           3.1  Certificate of Amendment, as amended

          27.1  Financial Data Schedule


     (b)  Current Reports on Form 8-K Filed
          During the Quarter
          Ended June 30, 1999:

          1. Current Report on Form 8-K filed with the SEC on May 19, 1999,
             Item 5 - Other Events

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



                                       Lakeland Bancorp, Inc.
                                 ----------------------------------
                                             (Registrant)


                                 /s/        Roger Bosma
                                 ----------------------------------
                                            Roger Bosma
                                 President and Chief Executive Officer


                                 /s/      Arthur L. Zande
                                 ----------------------------------
                                          Arthur L. Zande
                                    Vice President and Treasurer
                                     (Chief Financial Officer)

  08/12/99
-------------
   Date