Form 10-Q
period 1999-09-30
LAKELAND BANCORP INC
filed 1999-11-12
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
     TO _________________.

                    Commission File Number    33-27312
                                             ----------

                            Lakeland Bancorp, Inc.
            (Exact name of registrant as specified in its charter)


            New Jersey                                          22-2953275
     ------------------------------------------------------------------------

   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                       Identification Number)


     250 Oak Ridge Road, Oak Ridge, New Jersey                  07438-8906
     ------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


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

      As of October 30, 1999, 12,661,462 common shares, no par value, were outstanding.

                            LAKELAND BANCORP, INC.

                                     INDEX

                                                                        Page
                                                                       Number
                                                                       ------

PART I.         FINANCIAL INFORMATION                                       1

     ITEM 1.    FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF CONDITION AS OF
                  DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)      2

                CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
                  AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                  (UNAUDITED)                                               3

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                  INCOME FOR THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1998 AND 1999 (UNAUDITED)                   4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE NINE MONTHS ENDED SEPTEMBER  30, 1998 AND 1999
                  (UNAUDITED)                                               5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                              20

PART II.        OTHER INFORMATION

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        21

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           22

     SIGNATURES                                                            23

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Lakeland Bancorp, Inc. (the registrant or the Company) believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements, and notes thereto, included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998, as amended and in Form 8-K filed with the Securities
                         ----------------------------------------------------
and Exchange Commission on October 12, 1999.
--------------------------------------------

The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CONDITION

                                  (Unaudited)

                                                                            December 31,   September 30,
                                                                                1998            1999
                                                                            -------------  --------------
       ASSETS

Cash and due from banks                                                     $ 35,105,000    $ 41,531,000
Federal funds sold                                                            28,700,000      10,100,000
                                                                            ------------    ------------

Cash and cash equivalents                                                     63,805,000      51,631,000
Certificates of deposit                                                          204,000         215,000
Securities available for sale, at estimated fair value                       165,282,000     160,143,000
Securities held to maturity; estimated fair value of $91,846,000
 in 1998 and $123,861,000 in 1999                                             90,657,000     125,131,000
Loans                                                                        442,067,000     460,994,000
Premises and equipment                                                        22,620,000      23,937,000
Accrued interest receivable                                                    5,704,000       5,994,000
Other assets                                                                  12,685,000      11,903,000
                                                                            ------------    ------------

     Total assets                                                           $803,024,000    $839,948,000
                                                                            ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits
   Non-interest-bearing demand                                              $153,111,000    $160,177,000
   Savings and interest-bearing demand                                       329,185,000     358,121,000
   Time                                                                      190,146,000     185,024,000
   Time of $100,000 and over                                                  39,369,000      38,568,000
                                                                            ------------    ------------

     Total deposits                                                          711,811,000     741,890,000
                                                                            ------------    ------------

Securities sold under agreement to repurchase                                  8,110,000      15,602,000
Long-term debt                                                                 5,000,000       5,000,000
Other liabilities                                                              4,340,000       4,330,000
                                                                            ------------    ------------

     Total liabilities                                                       729,261,000     766,822,000

Commitments

Stockholders' equity
 Common stock, no par value authorized shares 40,000,000; issued shares 12,672,262 in 1998 with a par value $2.50  and 12,672,262 in
   1999; outstanding shares 12,663,662 in 1998 with a par value of $2.50
   and 12,661,462 in 1999                                                     31,681,000      71,394,000
 Surplus                                                                      50,836,000
 Undivided profits (accumulated deficit)                                      (9,297,000)      3,591,000
 Accumulated other comprehensive income, net                                     841,000      (1,530,000)
 Loans for options exercised                                                    (169,000)       (160,000)
 Treasury stock, at cost (8,600 and 10,800 shares in 1998 and 1999,
   respectively)                                                                (129,000)       (169,000)
                                                                            ------------    ------------

     Total stockholders' equity                                               73,763,000      73,126,000
                                                                            ------------    ------------

     Total liabilities and stockholders' equity                             $803,024,000    $839,948,000
                                                                            ============    ============


See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC, AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                           Three months ended         Nine Months Ended
                                                              September 30,              September 30,
                                                        ------------------------  --------------------------
                                                           1998         1999         1998          1999
                                                        -----------  -----------  -----------  -------------
INTEREST INCOME
 Loans and fees                                         $ 9,191,000  $ 9,579,000  $27,331,000    $28,064,000
 Federal funds sold                                         512,000      333,000    1,310,000      1,086,000
 Securities
   U.S. Treasury                                          1,147,000      986,000    3,617,000      3,146,000
   U.S. Government agencies                               1,402,000    1,907,000    4,367,000      5,201,000
   States and political subdivisions                        435,000      606,000    1,207,000      1,687,000
   Other                                                    322,000      494,000      804,000      1,399,000
                                                        -----------  -----------  -----------    -----------

      Total interest income                              13,009,000   13,905,000   38,636,000     40,583,000
                                                        -----------  -----------  -----------    -----------
INTEREST EXPENSE
 Deposits                                                 4,788,000    4,798,000   14,114,000     14,638,000
 Borrowed money                                             213,000      243,000      648,000        597,000
                                                        -----------  -----------  -----------    -----------
      Total interest expense                              5,001,000    5,041,000   14,762,000     15,235,000
                                                        -----------  -----------  -----------    -----------
      Net interest income                                 8,008,000    8,864,000   23,874,000     25,348,000
                                                        -----------  -----------  -----------    -----------

PROVISION FOR LOAN LOSSES                                    62,000      140,000      164,000        405,000
 Net interest income after provision for loan losses      7,946,000    8,724,000   23,710,000     24,943,000
                                                        -----------  -----------  -----------    -----------
OTHER INCOME
 Service charges on deposit accounts                      1,010,000    1,095,000    2,961,000      3,167,000
 Commission and fees                                        111,000      153,000      455,000        392,000
 Gain on sale of investment securities                       14,000            -       81,000         30,000
 Other income                                               231,000      146,000      734,000        714,000
                                                        -----------  -----------  -----------    -----------

      Total other income                                  1,366,000    1,394,000    4,231,000      4,303,000
                                                        -----------  -----------  -----------    -----------
OTHER EXPENSES
 Salaries and benefits                                    3,298,000    4,658,000   10,012,000     11,957,000
 Occupancy expense, net                                     565,000      548,000    1,797,000      1,663,000
 Furniture and equipment                                    582,000      626,000    1,737,000      1,901,000
 Other                                                    1,492,000    3,240,000    5,037,000      6,604,000
                                                        -----------  -----------  -----------    -----------

      Total other expenses                                5,937,000    9,072,000   18,583,000     22,125,000
                                                        -----------  -----------  -----------    -----------

INCOME BEFORE INCOME TAXES                                3,375,000    1,046,000    9,358,000      7,121,000
INCOME TAXES                                              1,177,000      671,000    3,313,000      2,628,000
                                                        -----------  -----------  -----------    -----------

      NET INCOME                                        $ 2,198,000  $   375,000  $ 6,045,000    $ 4,493,000
                                                        ===========  ===========  ===========    ===========
Net income per common share
 Basic                                                         0.17         0.03         0.48           0.35
 Diluted                                                       0.17         0.03         0.48           0.35

Weighted average number of shares outstanding
 Basic                                                   12,649,414   12,661,462   12,631,685     12,661,712
 Diluted                                                 12,760,722   12,710,735   12,722,051     12,718,602

See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                                                          Three months ended         Nine Months Ended
                                                              September 30,             September 30,
                                                        ----------------------  ---------------------------
                                                           1998        1999        1998           1999
                                                        -----------  ---------  -----------  --------------
Net income                                               $2,198,000   $375,000   $6,045,000    $ 4,493,000
                                                         ----------   --------   ----------    -----------

Other comprehensive income, net of income taxes
 Unrecognized holding gains (losses) on securities
   available for sale, net of income taxes (benefit)        176,000     67,000      993,000     (2,352,000)
 Less gains on dispositions of securities available
   for sale, net of income taxes                              9,000          -       52,000         19,000
                                                         ----------   --------   ----------    -----------

      Total other comprehensive income (loss)               167,000     67,000      941,000     (2,371,000)
                                                         ----------   --------   ----------    -----------

Comprehensive income                                     $2,365,000   $442,000   $6,986,000    $ 2,122,000
                                                         ==========   ========   ==========    ===========

See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                      Nine months ended September 30,
                                                                                     ---------------------------------
                                                                                           1998             1999
                                                                                     ----------------  ---------------
Cash flows from operating activities
 Net income                                                                             $  6,045,000     $  4,493,000
 Adjustments to reconcile net income to net cash provided by operating activities
   Net amortization and accretion                                                            845,000           40,000
   Depreciation and amortization of premises and equipment                                 1,289,000        1,492,000
   Provision for loan losses                                                                 164,000          405,000
   Loss (gain) on disposition of premises and equipment                                      (60,000)           1,000
   Gain on sales of investment securities                                                    (81,000)         (30,000)
   Decrease in accrued interest receivable                                                   (55,000)        (290,000)
   Increase (decrease) in other assets                                                       (61,000)          33,000
   Decrease in other liabilities                                                                   -          (10,000)
                                                                                        ------------     ------------

     Net cash provided by operating activities                                             8,086,000        6,134,000

Cash flows from investing activities
 Net change in certificates of deposit                                                        (2,000)         (11,000)
 Proceeds from maturities of and repayments on securities available for sale              39,647,000       26,751,000
 Proceeds from sales of securities available for sale                                     21,452,000        5,087,000
 Proceeds from calls of securities available for sale                                      3,000,000        1,300,000
 Purchases of securities available for sale                                              (61,027,000)     (57,270,000)
 Proceeds from maturities of and repayments on securities held to maturity                22,438,000       19,954,000
 Purchases of securities held to maturity                                                (20,520,000)     (27,250,000)
 Net increase in loans receivable                                                        (24,815,000)     (19,561,000)
 Sale of loan and participation interest in loans                                          1,084,000                -
 Net decrease in other real estate owned                                                     538,000          619,000
 Additions to premises and equipment                                                      (5,030,000)      (2,810,000)
                                                                                        ------------     ------------

     Net cash (used in) investing activities                                             (23,235,000)     (53,191,000)

Cash flows from financing activities
 Net increase in deposits                                                                 22,035,000       30,079,000
 Net increase (decrease) in short-term borrowings                                           (485,000)       7,492,000
 Proceeds from sale of common stock                                                          230,000                -
 Cash dividends paid on common stock                                                      (1,880,000)      (2,378,000)
 Proceeds from loan for options exercised                                                          -            9,000
 Purchase of treasury stock                                                                 (168,000)        (499,000)
 Exercise of stock options                                                                   189,000          180,000
                                                                                        ------------     ------------

     Net cash provided by financing activities                                            19,921,000       34,883,000
Net (decrease) increase in cash and cash equivalents                                       4,772,000      (12,174,000)
Cash and cash equivalents - beginning                                                     62,157,000       63,805,000
                                                                                        ------------     ------------

Cash and cash equivalents - ending                                                      $ 66,929,000     $ 51,631,000
                                                                                        ============     ============
Supplemental disclosures of cash flow information
 Cash paid during the three month period for
   Income taxes                                                                         $                $  2,995,000
   Interest                                                                             $ 15,203,000     $ 14,659,000
Supplemental schedule of noncash investing and financing activities
 Transfer of investment securities transferred from available
   for sale to held to maturity                                                         $          -     $ 25,396,000

See accompanying notes to consolidated financial statements.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Form 10-K for the fiscal year ended December 31,1998, as amended and in Form 8-K filed with the Securities and Exchange Commission on October 12, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

 Amounts previously reported by the Corporation in its consolidated statement of income for the three and nine months ended September 30, 1998, have been retroactively restated to include the accounts of High Point Financial Corporation and its subsidiary, The National Bank of Sussex County (NBSC).
                                 ---

 On July 16, 1999, the Corporation completed its merger with High Point Financial Corp. (High Point). Under the terms of the merger, each share of High Point common stock was converted into 1.2 shares of the Corporation's common stock, resulting in an issuance of 4,160,674 shares of the Corporation's common stock. The Corporation owned 344,252 shares of High Point common stock prior to the merger and at the consummation of the merger, these shares were canceled and retired. In addition, outstanding stock options to purchase High Point common stock were converted into stock options to purchase 99,600 shares of the Corporation's common stock with exercise prices of $5.63 and $10.52 per share. The transaction will be accounted for under the pooling of interest method of accounting.

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

NOTE 3 - STOCKHOLDERS' EQUITY

 On July 19, 1999, the Corporation amended its Certificate of Incorporation to increase the number of authorized common shares from 14,806,718 shares with a par value of $2.50 to 40,000,000 shares with no par value. The surplus account has been combined with the common stock account as presented in the consolidated balance sheet.

 The deficit in undivided profits contained in the December 31, 1998 consolidated financial statements is primarily the result of a bookkeeping entry charging undivided profits $10,620,000 in connection with Corporation's accounting for its 2 for 1 stock split effected in the form of a 100% stock dividend distributed October 1, 1998. In accordance with New Jersey corporate law, the Corporation's Board of Directors on March 10, 1999, approved the reversing of this accounting treatment of the stock dividend, thereby moving the $10,620,000 from the capital stock account to the undivided profits account to more accurately reflect the Corporation's financial condition. This reclassification was made in the Corporation's unaudited consolidated statement of financial condition as of March 31, 1999.

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 4 - SECURITIES AVAILABLE FOR SALE

                                                                                               September 30, 1999
                                                                             -------------------------------------------------------
                                                                             Amortized          Gross unrealized         Fair market
                                                                                                -----------------
                                                                               cost           Gains           Losses        value
                                                                             ---------  -----------------  ------------  -----------
                                                                                                 (in thousands)
   U.S. Treasury                                                              $ 30,939          $    165      $    (88)     $ 31,016
   U.S. Government agencies                                                     56,694                54        (1,102)       55,646
   Mortgage-backed securities                                                   12,191                81          (271)       12,000
   States and political subdivisions                                            43,150                29        (1,044)       42,136
   Other debt securities                                                        11,183                18          (301)       10,900
   Equity securities                                                             8,445                 -             -         8,445
                                                                              --------          --------      --------      --------

                                                                              $162,602          $    347      $ (2,806)     $160,143
                                                                              ========          ========      ========      ========

                                                                                               December 31, 1998
                                                                             -------------------------------------------------------
                                                                             Amortized          Gross unrealized         Fair market
                                                                                                ----------------
                                                                               cost           Gains           Losses        value
                                                                             ---------  ----------------   -----------   -----------
                                                                                                    (in thousands)
   U.S. Treasury                                                              $ 39,097          $    784      $    (20)     $ 39,861
   U.S. Government agencies                                                     41,991               308          (117)       42,182
   Mortgage-backed securities                                                   18,022               140           (48)       18,114
   States and political subdivisions                                            44,221               443           (81)       44,583
   Other debt securities                                                        14,163                25          (100)       14,088
   Equity securities                                                             6,442                12             -         6,454
                                                                              --------          --------      --------      --------

                                                                              $163,936          $  1,712      $   (366)     $165,282
                                                                              ========          ========      ========      ========

 The following is a summary of securities available for sale by maturity:

                                                                                      1999                          1998
                                                                                    --------                      --------
                                                                             Amortized  Fair market        Amortized     Fair market
                                                                                cost       value              cost          value
                                                                             ---------  ----------------   -----------   -----------
                                                                                                 (in thousands)
   Due in one year or less                                                    $ 34,079          $ 34,027      $ 29,490      $ 29,643
   Due after one year through five years                                        84,354            83,091        80,637        81,552
   Due after five years through ten years                                       19,153            18,425        19,638        19,824
   Due after ten years                                                           4,380             4,155         9,707         9,695
   Mortgage-backed securities                                                   12,191            12,000        18,022        18,114
   Other securities                                                              8,445             8,445         6,442         6,454
                                                                              --------          --------      --------      --------

                                                                              $162,602          $160,143      $163,936      $165,282
                                                                              ========          ========      ========      ========

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 5 - INVESTMENT SECURITIES HELD TO MATURITY

                                                                                             September 30, 1999
                                                                           -------------------------------------------------------
                                                                           Amortized          Gross unrealized         Fair market
                                                                                              -----------------
                                                                              cost           Gains         Losses         value
                                                                           ---------  -----------------  ------------  -----------
                                                                                               (in thousands)
   U.S. Treasury                                                            $ 32,400          $    161       $  (117)     $ 32,444
   U.S. Government agencies                                                   38,478                38          (481)       38,035
   Mortgage-backed securities                                                 27,248                60          (443)       26,865
   States and political subdivisions                                          15,786                30          (154)       15,662
   Other debt securities                                                      11,219                 -          (364)       10,855
                                                                            --------          --------       -------      --------

                                                                            $125,131          $    289       $(1,559)     $123,861
                                                                            ========          ========       =======      ========

                                                                                               December 31, 1998
                                                                           -------------------------------------------------------
                                                                           Amortized          Gross unrealized         Fair market
                                                                                              ----------------
                                                                              cost          Gains          Losses         value
                                                                           ---------  ----------------   -----------   -----------
                                                                                                  (in thousands)
   U.S. Treasury                                                            $ 32,576          $    630   $         -      $ 33,206
   U.S. Government agencies                                                   24,407               352           (27)       24,732
   Mortgage-backed securities                                                 23,023               213           (10)       23,226
   States and political subdivisions                                           4,513                78             -         4,591
   Other debt securities                                                       6,138                 6           (53)        6,091
                                                                            --------          --------       -------      --------

                                                                            $ 90,657          $  1,279       $   (90)     $ 91,846
                                                                            ========          ========       =======      ========

 The following is a summary of securities held to maturity by maturity:

                                                                                     1999                        1998
                                                                           ---------------------------   -------------------------
                                                                           Amortized      Fair market      Amortized     Fair market
                                                                              cost          value             cost          value
                                                                           ---------  ----------------   -----------   -----------
                                                                                                 (in thousands)
   Due in one year or less                                                  $ 23,873          $ 23,944       $14,916      $ 15,007
   Due after one year through five years                                      71,606            70,687        49,753        50,607
   Due after five years through ten years                                      2,204             2,165         2,665         2,697
   Due after ten years                                                           200               200           300           309
   Mortgage-backed securities                                                 27,248            26,865        23,023        23,226
                                                                            --------          --------       -------      --------

                                                                            $125,131          $123,861       $90,657      $ 91,846
                                                                            ========          ========       =======      ========

                    LAKELAND BANCORP, INC. AND SUBSIDIARIES

NOTE 6 - LOANS

                                                                                                     December 31,    September 30,
                                                                                                         1998             1999
                                                                                                    ---------------  --------------
                                                                                                            (in thousands)
   Loans                                                                                                  $450,056        $468,937
     Less
       Unearned (income) expense                                                                                (5)            156
       Allowance for loan losses                                                                            (7,984)         (8,099)
                                                                                                          --------        --------

                                                                                                          $442,067        $460,994
                                                                                                          ========        ========

 A summary of the activity in the allowance for loan losses is as follows:

                                                                                                             Nine months ended
                                                                                                                September 30,
                                                                                                    ------------------------------
                                                                                                           1998            1999
                                                                                                    --------------     -----------
                                                                                                            (in thousands)
   Balance - beginning                                                                                    $  8,262        $  7,984

   Provisions charged to operations                                                                            164             405

   Loans charged off                                                                                        (1,316)           (528)

   Recoveries of loans previously charged off                                                                  493             238
                                                                                                          --------        --------

   Balance of allowance at end of period                                                                  $  7,603        $  8,099
                                                                                                          ========        ========

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                                                                       December 31,   September 30,
                                                                                                           1998            1999
                                                                                                       -----------    ------------
                                                                                                              (in thousands)
   Recorded investment in impaired loans:
     With recorded allowances                                                                             $  3,133        $  2,826
     Without recorded allowances                                                                             1,119               -
                                                                                                          --------        --------

     Total impaired loans                                                                                    4,252           2,826
                                                                                                          --------        --------

     Related allowance for loan losses                                                                         638             992
                                                                                                          --------        --------

   Net impaired loans                                                                                     $  3,614        $  1,834
                                                                                                          ========        ========

                                                                                                             Nine months ended
                                                                                                                September 30,
                                                                                                       ---------------------------
                                                                                                           1998            1999
                                                                                                       -----------    ------------
                                                                                                               (in thousands)

   Interest income recognized                                                                             $    238        $     70

                               PART I -- ITEM 2
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


                                   OVERVIEW
                                   --------

During the first quarter of 1998, Lakeland Bancorp, Inc. (the "Company") consummated its acquisition of Metropolitan State Bank ("MSB"). During the third quarter of 1999, the Company completed its acquisition of High Point Financial Corporation ("High Point") by merging High Point into Lakeland. Both transactions were accounted for as a pooling of interests. As a result, the Company's financial statements have been retroactively adjusted to combine the Company's accounts, Metropolitan State Bank's accounts, and High Point's accounts for all prior periods. See Notes to Consolidated Financial Statements.


                              Three Month Summary

     The third quarter of 1999 resulted in decreased earnings for Lakeland Bancorp, Inc. (the "Company"), when compared to the same period in 1998. Net income decreased $1,821,893 or 82.93%, to $374,987 for the third three months of 1999 from $2,196,880 for the same period in 1998. Net income per share decreased to $.03. An increase of $3,135,663 in other expenses due primarily to the expensing of $2,335,894 in expenses relating to the High Point acquisition, and an increase of $77,606 in the provision for loan losses more than offset increases of $857,224 in net interest income, $28,605 in other income, and a decrease of $505,547 in income tax expense.

     The Company's annualized return on average assets and average stockholders' equity for the third three months of 1999 were .18% and 2.22%, respectively, compared to 1.14% and 11.81%, respectively, for the same period in 1998.


                             Results of Operations

     Total interest income increased $897,168, or 6.90% to $13,904,877 for the three months ended September 30, 1999, when compared to $13,007,709 for the same period in 1998. The overall increase in this category was a result of an increase of $387,609 or 4.22% in interest earned on the loan portfolio and $688,627 or 20.84%, in interest earned on the securities portfolio which was partially offset by a decrease of $179,088 or 34.97% in interest earned on federal funds sold.

     The increase in interest income on loans was primarily attributable to an increase in average balances of $26.9 million, which was partially offset by a 16 basis point decrease in yield. The increase in interest income on investment securities was attributable to an increase in average balances of $50.6 million, which more than offset a 4 basis point decrease in yield. The decrease in interest income on federal funds sold was attributable to a $9.0 million decrease in average balances along with a 79 basis point decrease in yield.

     Interest expense on deposits increased $10,053 or .21% to $4,797,639 for the third quarter of 1999 compared to $4,787,586 for the same period in 1998. This increase was primarily attributable to an increase of $61.1 million in average balances of interest bearing deposits (which partially funded the increases in loans and investment securities), which was partially offset by a 37 basis point decrease in yield. Total interest expense increased $39,944 or
 .80%, reflecting the aforementioned deposit factors along with a $29,891 increase in interest expense on borrowed money.

     Net interest income increased $857,224 or 10.71% to $8,864,440 for the third three months of 1999 from $8,007,216 for the same period in 1998, primarily as the result of increased average balances of net interest-earning assets. The annualized net interest margin (the average yield on interest earning assets, less the average cost of interest-bearing liabilities) increased from 3.77% to 3.91%. While the average yield on earning assets decreased 20 basis points from 7.41% to 7.21%, the average rate paid on interest-bearing liabilities decreased 34 basis points from 3.64% to 3.30%.

     The provision for loan losses increased $77,606 or 124.38% to $140,000 for the three months ended September 30, 1999, as compared with $62,394 for the same prior year period. During the third quarter of 1999, the Company charged off loans of $166,561 and recovered $43,872 in previously charged off loans compared to $369,344 and $68,632, respectively, during the same period in 1998. The $166,561 in charged-off loans in 1999 is primarily the result of the charging off of nine home equity loans and one mortgage loan. The allowance for loan losses at September 30, 1999, was 1.73% of total loans, compared to 1.77% at December 31, 1998, and 1.72% at September 30, 1998. The Company believes, based on management's ongoing review of loan quality, economic conditions, loss experience, and loan growth, that the allowance for loan losses is adequate. This statement represents a forward-looking statement. Actual results could differ materially from this statement based upon a number of conditions, including the financial viability of the Company's loan customers, the value of the Company's collateral, and general economic conditions.

     The following table sets forth for the nine months ended September 30, 1999 and 1998, and for each of the years in the five years ended December 31, 1998, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

                                             NINE  MONTHS  ENDED
                                         ------------------------------
                                                SEPTEMBER 30,                     YEAR  ENDED  DECEMBER 31,
                                         ------------------------------  ------------------------------------------------
                                                 1999            1998      1998      1997      1996      1995      1994
                                         --------------------  --------  --------  --------  --------  --------  --------
                                                                                         (Dollars in Thousands)
Balance of allowance at beginning
   of period...........................               $7,984    $8,262    $8,262    $7,558    $8,079    $8,781    $8,874
                                                      ------    ------    ------    ------    ------    ------    ------
Charge-offs:
   Commercial..........................                  130       811     1,134       561     1,384     1,272     2,016
   Installment.........................                  121       139       476       202       402       380       385
   Construction........................                    -         -         -         -         -        86       254
   Mortgage............................                  277       366        57        15       161       360       212
                                                      ------    ------    ------    ------    ------    ------    ------
      Total charge-offs................                  528     1,316     1,667       778     1,947     2,098     2,867
                                                      ------    ------    ------    ------    ------    ------    ------
Recoveries:
   Commercial..........................                  162       410       581       262       353       688       705
   Installment.........................                   68        67        95       157       150       114       129
   Construction                                            -         -         -         -        13         9        16
   Mortgage............................                    8        16        15        37         2         3        27
                                                      ------    ------    ------    ------    ------    ------    ------
      Total recoveries.................                  238       493       691       456       518       814       877
                                                      ------    ------    ------    ------    ------    ------    ------
Net charge-offs........................                  290       823       976       322     1,429     1,284     1,990
                                                      ------    ------    ------    ------    ------    ------    ------
Provision for loan losses..............                  405       164       698     1,026       908       582     1,897
                                                      ------    ------    ------    ------    ------    ------    ------
Balance of allowance at end of period..               $8,099    $7,603    $7,984    $8,262    $7,558    $8,079    $8,781
                                                      ======    ======    ======    ======    ======    ======    ======
Ratio of net charge-offs to average
   loans outstanding (annualized)......                  .08%      .25%      .23%      .08%      .40%      .39%      .63%
Balance of allowance at end of period
   as a percent of total loans.........                 1.73%     1.72%     1.77%     1.98%     1.97%     2.40%     2.70%


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

          As of September 30, 1999, based on the above criteria, the Company classified eight loans, totaling $2,825,758 as impaired. The impairment of these loans is based on the fair value of the underlying collateral for these loans. Based upon such evaluation of these impaired loans, $992,086 has been allocated to the allowance for loan losses.

          The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1998) as of

     September 30, 1999 and 1998, and as of December 31 of each of the last five years:

                                SEPTEMBER 30,                 DECEMBER 31,
                                         ----  ---------------------------------------------------
                                    1999        1998     1998     1997     1996     1995     1994
                                -------------  -------  -------  -------  -------  -------  -------
                                                          (In Thousands)
Non-accrual loans.............         $3,352  $ 5,535  $ 3,281   $4,850  $ 5,695  $ 8,110  $11,093
Past due loans................          2,324    3,367    4,265    1,404    2,200      835    1,328
Renegotiated loans............           1748    1,300    1,867    1,942    3,072    3,209    5,904
                                       ------  -------  -------   ------  -------  -------  -------
 Total non-accrual, past due
  and renegotiated loans......          7,424   10,202    9,413    8,196   10,967   12,154   18,325
Other real estate owned.......            704    1,064    1,989    1,758    1,313    3,692    5,908
                                       ------  -------  -------   ------  -------  -------  -------
 Total........................         $8,128  $11,266  $11,402   $9,954  $12,280  $15,846  $24,233
                                       ======  =======  =======   ======  =======  =======  =======

          Included in the above schedule at September 30, 1999, are five non-accrual loans, totaling $1,515,798, and three loans past due over 90 days, totaling $1,309,960, which represents all loans categorized as impaired.

          At September 30, 1999, non-accrual loans totaled $3,352,000, a decrease of $234,000 compared to June 30, 1999. This net change is primarily the result of the transferring of one commercial loan, totaling $122,000, to other real estate. This property was subsequently disposed of. Of the total non-accrual loans at September 30, 1999, all are either in foreclosure, in various stages of litigation, or on a repayment schedule. At September 30, 1999, loans past due 90 days or more and still accruing totaled $2,324,000, an increase of $608,000 compared to June 30, 1999. This net change is primarily the result of two commercial loans, totaling $510,000, being added to this category. At September 30, 1999, renegotiated loans totaled $1,748,000, a reduction of $14,000 compared to June 30, 1999.

          Other income increased $28,605 or 2.09% to $1,394,381 for the third three months of 1999 from $1,365,776 for the same period in 1998. An increase in service charges on deposits of $84,298, and an increase of $42,000 in commissions and fees, both of which reflect larger account volume and stricter enforcement in the collection of fees, was partially offset by a decrease in other income of $83,928. This decrease was due to a change in method of recording commission income of the full service brokerage operation in The National Bank of Sussex County. Previously both income and expenses were recorded. In the new method, income was recorded net of expenses.

     Other expenses increased by $3,135,663 or 52.82% to $9,072,519 for the third three months of 1999 from $5,936,856 for the same period in 1998. Salaries and benefits increased by $1,360,714 or 41.26%. $965,226 of this increase relates to expenses incurred pursuant to change of control and salary continuation agreements for two senior officers of High Point Financial Corp. Exclusive of this expense, salaries and benefits increased $395,488 or 11.99%. This was due to increased staffing levels, along with normal salary increases. Occupancy expense decreased $17,459 or 3.09%. This was due to a reduction in rent expense from the third quarter of 1998 to the third quarter of 1999. In July 1998, The National Bank of Sussex County repurchased the eight branch locations that it was leasing. The expense in 1998 represents a rent payment in July made prior to the purchase. Furniture and equipment expense increased $43,667 or 7.50%. This increase was due to expansions in the Company's branch network. Other expenses increased in the aggregate $1,748,741 or 117.22%. $1,370,668 of this increase relates to expenses incurred in the Company's acquisition of High Point Financial Corp. Exclusive of this merger expense, other expenses increased $378,073 or 25.34%. Of this increase $80,895 represents expense incurred for a computer conversion for MSB, which was discontinued. $196,464 represents expense incurred on a write-down of a property in other real estate. The remaining increase of $100,714 is due to the increased size of the branch network and the Company's banking business.

          Income tax expense decreased $505,547 or 42.96% to $671,315 for the third three months of 1999 from $1,176,862 for the same period in 1998. The decrease in income tax expense was due primarily to a decrease in pre-tax income and an increase in tax-exempt income. The effective tax rate for the three months ended September 30, 1999, was 64% as compared to 34% for the prior year period. This was due to the fact that the merger related expense of $1,370,668 was a non-deductible expense for tax purposes.

                              Nine Month Summary

     The first nine months of 1999 resulted in decreased earnings for the Company, when compared to the same period in 1998. Net income decreased $1,551,893 or 25.67%, to $4,492,987 for the first nine months of 1999 from $6,044,880 for the same period in 1998. Net income per share decreased 27.1% to $.35. Increases of $3,542,663 in other expenses and an increase of $240,606 in the provision for loan losses more than offset increases of $1,474,224 in net interest income, $72,605 in other income, and a decrease of $684,547 in income tax expense.

     The Company's annualized return on average assets and average stockholders' equity for the first nine months of 1999 were .74% and 8.67%, respectively, compared to 1.07% and 10.94%, respectively, for the same period in 1998.


                             Results of Operations

     Total interest income increased $1,947,168 or 5.04% to $40,582,877 for the nine months ended September 30, 1999, when compared to $38,635,709 for the same period in 1998. The overall increase in this category was a result of increases of $732,609 or 2.68% in interest earned on the loan portfolio and $1,438,647 or 14.39% in interest earned on the securities portfolio, which offset a decrease of $224,088 or 17.10% in interest earned on federal funds sold.

     The increase in interest income on loans was attributable to an increase in average balances of $26.6 million, which was partially offset by a 29 basis point decrease in yield. The decrease in interest income on federal funds sold was attributable to a decrease in average balances of $1.9 million, along with a 68 basis point decrease in yield. The increase in interest income on securities was attributable to a $45.9 million increase in average balances which more than offset a 26 basis points decrease in yield.

     Interest expense on deposits increased $524,053 or 3.71% to $14,637,639 for the first nine months of 1999 compared to $14,113,586 for the same period in 1998. This increase is attributable to a $59.8 million increase in average balances of interest-bearing deposits offset partially by a 26 basis point decrease in yield. Total interest expense increased $472,944 or 3.20%, reflecting the aforementioned deposit factors along with a $51,109 decrease in interest expense incurred in the first nine months of 1999 on borrowed money.

     Net interest income increased $1,474,224 or 6.17% to $25,348,440 for the first nine months of 1999 from $23,874,216 for the same period in 1998, primarily as the result of increased average balances of net interest-earning assets, which more than offset a 5 basis point decrease in net interest margin. The annualized net interest margin decreased from 3.78% to 3.73%. While the average yield on earning assets decreased 36 basis points from 7.47% to 7.11%, the average rate paid on interest-bearing liabilities decreased 31 basis points from 3.69% to 3.38%.

     Other income increased $72,605 or 1.72% to $4,303,381 for the first nine months of 1999 from $4,230,776 for the same period in 1998. This was primarily the result of an increase in service charges on deposits of $205,298, which was partially offset by a $63,000 decrease in commissions and fees and a $50,765 decrease in gain on disposition of securities.

     Other expenses increased by $3,542,663 or 19.06% to $22,125,519 for the first nine months of 1999 from $18,582,856 for the same period in 1998. Salaries and benefits increased by $1,945,714 or 19.43%. Of this increase, $965,226 relates to the aforementioned expense incurred pursuant to the change of control and salary continuation agreements for former officers of High Point. Exclusive of this expense, salaries and benefits increased $980,488 or 9.79%. This was due to increased staffing levels along with normal salary increases. Occupancy expense decreased $133,459 or 7.43%. This was due primarily to a reduction in rent expense due to the aforementioned repurchasing by The National Bank of Sussex County of the eight branch locations which were previously leased. Furniture and equipment expense increased $163,667 or 9.42%. This increase is primarily the result of increased depreciation expense on the buildings which were repurchased, along with expansion in the Company's branch network. Other expenses increased in the aggregate $1,566,741 or 31.11%. In 1998, $343,000 was expensed, which represented acquisition expenses incurred by the Company with regard to the acquisition of Metropolitan State Bank. In 1999, $1,370,668 was expensed, which represented acquisition expenses incurred by the Company with regard to the acquisition of High Point Financial Corp. Exclusive of these merger-related expenses, other expenses increased $539,073 or 11.48%. Of this increase, $80,895 represents computer conversion expense and $196,464 represents other real estate owned expense. The remaining increase of $261,714 is due to the increased size of the branch network and the Company's banking business.

     Income tax expense decreased $684,547 or 20.66% to $2,628,315 for the first nine months of 1999 from $3,312,862 for the same period in 1998. The decrease in income tax expense was due primarily to a decrease in pre-tax income and an increase in tax-exempt income.

                              Financial Condition

     The Company's total assets increased $36.9 million or 4.60% from $803.0 million at December 31, 1998, to $839.9 million at September 30, 1999. This increase is due to a $29.3 million increase in the Company's securities portfolio, an $18.9 million increase in loans, a $1.3 million increase in premises and equipment, which was partially offset by a $12.2 million decrease in cash and cash equivalents, and a $492,000 decrease in other assets.

     At September 30, 1999, the Company's securities portfolio of $285.3 million is segregated into classifications of "available for sale" and "held to maturity". As required, available for sale securities are carried at fair value. Unrealized gains and losses of $347,000 and $2,806,000 respectively, contained in the available for sale portfolio, have been recorded, net of deferred taxes, as a separate component of stockholders' equity. The effect of such adjustment at September 30, 1999, is to decrease stockholders' equity by $1,530,000. Securities held to maturity continue to be carried at historical cost and, at September 30, 1999, contain unrealized gains and losses of $289,000 and $1,559,000, respectively. For the entire securities portfolio, net unrealized losses were $3,729,000 at September 30, 1999, as compared with a $6,145,000 net unrealized gain at December 31, 1998.

     See notes 3 and 4 of the Notes to Consolidated Financial Statements.

     Total deposits increased $30.1 million or 4.23% from December 31, 1998, to September 30, 1999. A $28.9 million increase in savings and interest-bearing demand deposits and a $7.1 million increase in non-interest-bearing demand deposits were partially offset by a $5.9 million decrease in time deposits. Time deposits at September 30, 1999, represented 30.14% of total deposits as compared to 32.24% at December 31, 1998.

     Stockholders' equity decreased $637,000 as net income of $4.5 million, was offset by a $2.4 million decrease in the equity component related to available for sale securities, $2.4 million in dividends paid to stockholders and $499,000 in the repurchase of treasury stock.

     Cash and cash equivalents decreased by $12.2 million during the nine months ended September 30, 1999. Operating activities, principally the result of the Company's net income, provided $6.1 million in net cash. Investing activities used $53.2 million in net cash, primarily reflecting use of funds for the purchase of securities of $31.4 million and use of funds for loans of $19.6 million. Financing activities, on the other hand, provided $34.9 million in net cash, reflecting an increase in deposits and short-term borrowings of $37.6 million, offset partially by a payment of cash dividends of $2.4 million.

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

     The following table reflects the Company's capital ratios as of September 30, 1999.

                                                   Amount         Ratio
                                                (In Thousands)
Risk-Based Capital Ratios:
Actual Tier I Capital                              $74,656        15.84%
Tier I Capital minimum amount                       18,856         4.00%
                                                   -------        -----
Excess                                             $55,800        11.84%
                                                   =======        =====


Actual Combined Tier I and Tier II Capital         $80,575        17,09%
Combined Tier I and Tier II Capital minimum
 requirement                                        37,712         8.00%
                                                   -------        -----
Excess                                             $42,863         9.09%
                                                   =======        =====


Leverage Ratio:
Actual Tier I Capital to average third quarter
 assets                                            $74,656         8.87%
Minimum leverage target*                                 *            *
                                                   -------        -----
Excess                                             $     *            *%
                                                   =======        =====


* No formal minimum leverage target (other than the three percent floor described above) has been established for the Company as of September 30, 1999.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk not applicable - no significant change from Annual Report on Form 10-K.

                          PART II  OTHER  INFORMATION


Item 1    Legal Proceedings                 Not Applicable

Item 2    Change in Securities              Not Applicable

Item 3    Defaults Upon Senior Securities   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Stockholders was held on July 14, 1999, in Oak Ridge, New Jersey. At the meeting, a merger agreement was approved pursuant to which High Point Financial Corp. was merged into the Company. The vote on the merger agreement was as follows:

         For          Against             Abstain        Broker Nonvotes
         ---          -------             -------        ---------------

     5,903,995        128,933              20,779             561,563

     A class of four directors was elected at the meeting to serve for terms of three years. The Directors were elected by a plurality of the votes. The table below discloses the vote which was recorded for each nominee for office:


                                     In Favor   Abstain  Withheld
                                     ---------  -------  --------

     Mark J. Fredericks              6,518,401   78,867        --
     Robert B. Nicholson             6,517,942   79,326        --
     Arthur L. Zande                 6,518,401   78,867        --
     Roger Bosma                     6,516,128   81,140        --

     Also at the meeting, the stockholders approved an amendment to the Company's certificate of incorporation to increase the number of shares of the Company's common stock which the Company is authorized to issue to 40,000,000 shares and to eliminate the stock's par value. The vote on the amendment to the certificate of incorporation was as follows:

         For          Against          Abstain         Broker Nonvotes
         ---          -------          -------         ---------------

     6,450,903        123,913           22,452                 --

Item 5    Other Information                 Not Applicable

     Item 6.   Exhibits and Reports of Form 8-K

     (a)  Exhibits

          Exhibit 27.1  Financial Data Schedule

     (b) Current Reports on form 8-K filed during the quarter ended September 30, 1999.

          On July 20, 1999, the Company filed a Current Report on Form 8-K reporting, under Item 2, the acquisition of High Point Financial Corp., which was consummated on July 15, 1999.

          On September 23, 1999, the Company filed a Current Report on Form 8-K which contained, under Items 5 and 7, a consolidated statement of income for the two months ended August 31, 1999.

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

November 12, 1999
-----------------
      DATE