Form 10-K
period 1999-12-31
LAKELAND BANCORP INC
filed 2000-03-28
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10K
       (MARK  ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                TRANSITION PERIOD FROM ______ TO ______.

                             Commission file number:
                                    33-27312


                             LAKELAND BANCORP, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                   22-2953275
    -------------------------------                   ---------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     identification No.)

 250 Oak Ridge Road, Oak Ridge, New Jersey                        07438
------------------------------------------                    -------------
 (Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code: (973)697-2000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class
-----------------------------
 Common Stock, no par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of February 1, 2000,is estimated to have been approximately $103,000,000. The number of shares outstanding of the registrant's Common Stock, as of February 1, 2000, was 12,668,262.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc., Proxy Statement for 2000 Annual Meeting of Shareholders (Part III).

                             LAKELAND BANCORP, INC.

                                 Form 10-K Index

                                     PART I
                                                                         PAGE
Item 1.  Business......................................................     4

Item 2.  Properties....................................................    15

Item 3.  Legal Proceedings.............................................    15

Item 4.  Submission of Matters to a Vote of Security Holders...........    15

Item 4A. Executive Officers of the Registrant..........................    15

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Stockholder Matters..................................    18

Item 6.  Selected Financial Data.......................................    20

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................    21

Item 7A. Quantitative and Qualitative Disclosures
          About Market Risk............................................    37

Item 8.  Financial Statements and Supplementary Data...................    38

Item 9.  Changes in and disagreements with Accountants
          on Accounting and Financial Disclosure.......................    69

                                    PART III

Item 10. Directors of the Registrant...................................    69

Item 11. Executive Compensation........................................    69

Item 12. Security Ownership of Certain Beneficial Owners
          and Management...............................................    69

Item 13. Certain Relationships and Related Transactions................    69

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K..................................................    69

Signatures.............................................................    73

                                     PART I
                                     ------

ITEM 1 - Business
                                     GENERAL
                                     -------

Lakeland Bancorp, Inc. (the "Company"), a New Jersey corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank ("LB" or the "Bank"). On February 20, 1998, the Company acquired Metropolitan State Bank, which became a subsidiary of the Company. On July 15, 1999, the Company completed its acquisition of The National Bank of Sussex County ("NBSC"). On January 28, 2000, the Company merged Metropolitan State Bank into LB, with LB as the survivor. The Company's primary business consists of managing and supervising LB and NBSC. The principal source of the Company's income is dividends paid by its subsidiary banks. At December 31, 1999, the Company had consolidated total assets, deposits, and stockholder's equity of approximately $830.2 million, $736.7 million, and $72.3 million, respectively.

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

LB was organized as Lakeland State Bank on May 19, 1969. LB is a state banking association, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). LB is not a member of the Federal Reserve System. LB is a full-service commercial bank, offering a complete range of consumer, commercial, and trust services. LB's 18 branch offices are located in the following five New Jersey counties: Morris, Passaic, Sussex, Essex and Bergen.

NBSC was organized as The Branchville National Bank in 1933, and became The National Bank of Sussex County in 1957. It is a federally chartered national banking association and a member of the Federal Reserve System, and its deposits are insured by the FDIC. NBSC is a full service commercial bank with ten branches, an operations center, and an administration center-all within Sussex County, New Jersey. Its customers primarily are individuals who reside in, and small to medium-sized businesses that are located in, northwestern New Jersey.

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

Consumer Banking
The Company also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, secured and unsecured loans, consumer installment loans, mortgage loans, safe deposit services, and traveler's cheques. LB and NBSC also provide brokerage services to their customers through a third party. NBSC also provides insurance services through a joint venture with a third party.

Trust Services
A variety of fiduciary services are available through a third party. These include investment management, advisory services, and custodial functions for individuals. The trust function also administers, in a fiduciary capacity, pensions, personal trusts, and estates.

                           SUPERVISION AND REGULATION
                           --------------------------

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. This act also authorizes banks to merge across state lines, thereby creating interstate branches. Under the act, each state had the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such state, or to "opt in". Furthermore, a state may "opt in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

With respect to non-banking activities, the Federal Reserve Board has by regulation determined that several non-banking activities are closely related to banking within the meaning of the Holding Company Act and thus may be performed by bank holding companies. Although the Company's management periodically reviews other avenues of business opportunities that are included in that regulation, the Company has no present plans to engage in any of these activities other than providing brokerage services through a third party.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Board on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of such holding company or its subsidiaries, and on the acceptance of such stocks or securities as collateral for loans. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its other subsidiaries) in connection with any extension of credit or lease or sale of property or furnishing of services.

The policy of the Federal Reserve Board provides that a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support such subsidiary banks in circumstances in which it might not do so absent such policy.

Recent Legislation
------------------
On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will:

 .    allow bank holding companies meeting management, capital, and Community
     Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;
 .    allow insurers and other financial services companies to acquire banks;
 .    remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and
 .    establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

This part of the Modernization Act became effective on March 11, 2000.

On January 19, 2000, the Federal Reserve Board adopted an interim rule allowing bank holding companies to submit certifications by February 15, to become financial holding companies on March 11, 2000. The Federal Reserve Board also provided regulations on procedures which would be used against financial holding companies which have depository institutions which fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking.

On January 19, 2000, the Office of the Comptroller of the Currency proposed rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies, but may not engage in insurance underwriting, real estate development, or merchant banking. Sections 23A and 23B of the Federal Reserve Act will apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank's capital in measuring all capital ratios. National banks have been able to use these rules effective March 11, 2000.

The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

Lakeland Bank
-------------
LB is a state chartered banking association subject to supervision and examination by the Department of Banking of the State of New Jersey and the FDIC. The regulations of the State of New Jersey and FDIC govern most aspects of their business, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location of branch offices. LB is subject to certain restrictions imposed by law on, among other things, (i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of the Company or any subsidiary of the Company, and (iii) the taking of such stock or securities as collateral for loans to any borrower.

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

NBSC
----
Almost every aspect of NBSC's operations is regulated or supervised by either the Office of the Comptroller of the Currency, the Federal Reserve Board, or the FDIC. These agencies regulate loans, investments, mergers and acquisitions, borrowings, dividends, location of branch offices, and reserves against deposits. NBSC must also comply with federal banking laws. Among other things, these laws restrict the amount that NBSC may lend a single borrower at one time.


Regulation of Bank Subsidiaries
-------------------------------
There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company's non-bank susidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.


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


Capital Adequacy Guidelines
---------------------------
The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital-to-risk-weighted-assets ratio of at least 4% and a total capital-to-risk-weighted-assets ratio of at least 8%. At December 31, 1999, the Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 15.40% and 16.66%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company is subject to similar minimum leverage criteria. The Company's leverage ratio was 8.88% at December 31, 1999.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal banking agencies have established certain additional minimum levels of capital which accord with guidelines established under that act. See "FDICIA".

Dividend Restrictions
---------------------
The Company is a legal entity separate and distinct from LB and NBSC. Virtually all of the revenue of the Company available for payment of dividends on its capital stock will result from amounts paid to the Company by LB or NBSC. All such dividends are subject to various limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies. Under State law, a bank may not pay dividends unless, following the dividend payment, the capital stock of the bank would be unimpaired and either
(a) the bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of the dividend will not reduce the surplus of the bank.

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

BIF Premiums and Recapitalization of SAIF
-----------------------------------------
As FDIC insured banks, LB and NBSC are required to pay premiums from $0.00 to $0.27 per $100 of insured deposits. A bank's premium rate is based on the FDIC's assessment of the bank's capitalization and the amount of concern that the bank generates among regulators. Although LB and NBSC were not liable for FDIC premiums in 1999, LB and NBSC and all other members of the Bank Insurance Fund or "BIF" are required to help fund interest payment obligations that the Financing Corporation ("FICO") has assumed to recapitalize the Savings Association Insurance Fund ("SAIF"). During 1999, a FICO premium of approximately 1.19 basis points was charged on BIF deposits.

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

Employees
---------
At December 31, 1999, there were 359 persons employed by the Company.

ITEM 2 - Properties
The Company's principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey. NBSC operates an administrative center and an operations center, all in Sussex County, New Jersey.

The Company operates 28 banking locations located in Passaic, Morris, Sussex, Bergen, and Essex Counties, New Jersey. LB's Wantage office is leased under a lease expiring October 31, 2006. LB's Rockaway office is under a lease expiring May 15, 2009. LB's Newton office is under a lease expiring October 1, 2000. LB's Wharton Office is under a lease, expiring August 22, 2005. LB's Ringwood office is under a lease, expiring March 1, 2003. LB's Wyckoff office is under a lease, expiring May 31, 2000. LB's Fairfield office is under a lease, expiring March 1, 2001. NBSC's Vernon office is under a lease, expiring September 2001. For information regarding all of the Company's rental obligations, see Notes to Consolidated Financial Statements.

All other offices of the Company are owned and are unencumbered.

ITEM 3 - Legal Proceedings
There are no significant pending legal proceedings involving the Company other than those arising out of routine operations. Lakeland's management does not anticipate that the ultimate outcome of the Company's litigation will have a material adverse effect on the financial condition or results of operations of the Company on a consolidated basis.

ITEM 4 - Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1999.

ITEM 4A - Executive Officers of the Registrant
The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

                         Officer of           Position with the Company,
                        The Company            its  Subsidiary  Banks,
Name and Age               Since               and Business Experience
------------            -----------  -------------------------------------------
John W. Fredericks         1969      Chairman of the Board of the Company and LB
Age 64                               (June, 1999 - Present); President of the
                                     Company and LB (prior years - June, 1999);
                                     President, Fredericks Fuel and Heating
                                     Service (a fuel distribution company)

Robert B. Nicholson        1969      Vice Chairman of the Board of the Company
Age 71                               and LB (June,

                                     1999 - Present); Chairman of the Board of the Company and LB (prior years - June,
                                     1999); Chairman of the Board, Eastern
                                     Propane Corp. (a fuel distribution company)

Roger Bosma                1999      President and Chief Executive Officer of
Age 57                               the Company (June, 1999 - Present);
                                     Executive Vice President, Hudson United
                                     Bancorp (May, 1997 - June, 1999); President
                                     and Chief Executive Officer, Independence
                                     Bank of New Jersey (prior years - May,
                                     1997)

Arthur L. Zande            1971      Vice President and Treasurer of the Company
Age 65                               (June, 1999 - Present); President and Chief
                                     Executive Officer, LB (June, 1999 -
                                     Present); Executive Vice President and
                                     Chief Executive Officer (prior years -
                                     June, 1999)

Robert A. Vandenbergh      1999      Executive Vice President and Chief Lending
Age 48                               Officer of the Company (October, 1999 -
                                     Present); President, NBSC (November, 1998 -
                                     Present); Executive Vice President,
                                     NBSC (1997 - November, 1998); Chief Lending
                                     Officer, NBSC (prior years - 1997)

Joseph F. Hurley           1999      Executive Vice President and Chief
Age 49                               Financial Officer of the Company (November,
                                     1999 - Present); Executive Vice President and Chief Financial Officer, Hudson United
                                     Bancorp (May, 1997 - November, 1999); Vice
                                     President and Chief Accounting Officer,
                                     Prudential Insurance Company (prior years -
                                     May, 1997)

Jeffrey J. Buonforte       1999      Executive Vice President and Chief Retail
Age 48                               Officer of the Company (November, 1999 -
                                     Present); Director, Business Development,
                                     Price Waterhouse

                                     Coopers (September, 1998 - November, 1999);
                                     Vice President and Senior Regional Manager,
                                     Bank of New York (prior years - September,
                                     1998)

Louis E. Luddecke          1999      Executive Vice President and Chief
Age 53                               Operations Officer of the Company (October,
                                     1999 - Present); Executive Vice President and Chief Financial Officer, Metropolitan
                                     State Bank (prior years - October, 1999)

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol LBAI on the NASDAQ National Market since February 22, 2000 and in the over the counter market prior to this date. As of December 31, 1999, there were 4,047 shareholders of record of common stock. The following table sets forth the range of the high and low closing prices of the common stock as provided by Bloomberg and the cash dividend declared per share of common stock:



                                                  Closing            Dividends
                                                  Prices          Declared(1)

Year ended December 31, 1999                High          Low
                                           ------       -------
          First Quarter                    $20.00        $16.00        $0.056
          Second Quarter                    17.75         15.50         0.056
          Third Quarter                     16.50         11.68         0.075
          Fourth Quarter                    14.00         10.38         0.075


Year ended December 31, 1998
          First Quarter                    $16.00        $13.75        $0.043
          Second Quarter                    15.75         14.25         0.050
          Third Quarter                     16.00         14.50         0.056
          Fourth Quarter                    16.75         14.25         0.056


(1) Adjusted to reflect the acquisition of High Point Financial Corp.

The prices listed above reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.


Dividends on the Company's Common Stock are within the discretion of the Board of Directors of the Company and are dependent upon various factors, including the future earnings and financial condition of the Company, LB, NBSC and bank regulatory policies.

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.


The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $ 9.0 million was available for payment of dividends from LB and Metropolitan State Bank to the Company as of December 31, 1999. (Metropolitan State Bank merged into LB in January, 2000.)

NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years without prior approval from the Office of the Comptroller of the Currency. In addition, if NBSC sustains losses that exceed its aggregate retained earnings, NBSC may not pay dividends until the losses are recovered. Under these limitations approximately $3.6 million was available for the payment of dividends from NBSC to the Company as of December 31, 1999.

Capital guideline and other regulatory requirements may further limit the Company's and its bank subsidiaries' ability to pay dividends. See "Item 1 - Business - Supervision and Regulation - Dividend Restrictions."

ITEM 6

SELECTED CONSOLIDATED FINANCIAL DATA
(Not covered by Report of Independent Public Accountants)

                                                                    1999        1998          1997        1996           1995
Year Ended December 31                                                       (thousands except per share data)


Interest and fee income                                          $54,031     $51,871       $49,697     $45,160        $42,609
Interest expense                                                  20,241      19,876        19,250      17,545         16,794
                                                            ------------------------------------------------------------------
Net interest income                                               33,790      31,995        30,447      27,615         25,815
Provision for possible loan losses                                 1,781         698         1,026         908            582
Non-interest income                                                6,292       5,998         6,142       5,227          4,801
Gains (loss) on securities and loans available for sale               32         119            46          (4)            53
Non-interest expenses                                             30,219      25,033        23,749      21,789         22,043
                                                            ------------------------------------------------------------------
Income before income taxes                                         8,114      12,381        11,860      10,141          8,044
Income tax provision                                               2,714       4,424         4,234       3,845          2,102
                                                            ------------------------------------------------------------------
Net income                                                        $5,400      $7,957        $7,626      $6,296         $5,942
                                                            ==================================================================

Per-Share Data
Weighted average shares outstanding:
  Basic                                                           12,662      12,638        12,535      12,083         11,933
  Diluted                                                         12,713      12,719        12,685      12,116         11,966
Earnings per share:
  Basic                                                            $0.43       $0.63         $0.61       $0.51          $0.50
  Diluted                                                          $0.42       $0.63         $0.60       $0.50          $0.50
Cash dividend per common share                                     $0.26       $0.21         $0.16       $0.14          $0.13
Book value per common share                                        $5.71       $5.84         $5.40       $4.93          $4.37

At December 31
Investment securities available for sale                        $152,591    $165,282      $151,186    $136,618       $135,401
Investment securities held to maturity                           125,130      90,657        81,775      80,705         72,801
Loans, net of unearned and deferred fees                         476,514     450,051       417,955     383,365        337,525
Total assets                                                     830,170     803,024       741,175     674,899        654,147
Total deposits                                                   736,739     711,811       651,901     598,564        570,321
Long-term debt                                                     6,000       5,000         5,000         973          1,781
Total stockholders' equity                                        72,282      73,763        68,127      61,321         55,197

Performance ratios
Return on average assets                                           0.65%       1.04%         1.07%       0.98%          0.98%
Return on average equity                                           7.64%      11.03%        11.73%      11.32%         12.15%
Efficiency ratio                                                  75.25%      65.78%        63.74%      65.18%         69.34%
Net interest margin                                                4.56%       4.72%         4.78%       4.64%          4.66%

Capital ratios
Tier 1 leverage ratio                                              8.88%       9.35%         9.48%       9.64%          8.52%
Total risk-based capital ratio                                    16.66%      17.05%        17.99%      17.47%         16.69%

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS

This section presents a review of Lakeland Bancorp, Inc.'s consolidated results of operations and financial condition. You should read this section in conjunction with the consolidated financial data that is presented on the preceding page as well as the accompanying notes to financial statements. As used in the following discussion, the term "Company" refers to Lakeland Bancorp, Inc. The Company's wholly owned banking subsidiaries--Lakeland Bank (Lakeland), the National Bank of Sussex County (NBSC), and Metropolitan State Bank (Metropolitan)--are collectively referred to as "the Banks."

Financial Overview

     The year ended December 31, 1999 represented a year of transition for the Company. The Company completed its acquisition of The National Bank of Sussex County, installed a new senior management team and upgraded its computer system. As a result, the Company incurred merger-related and restructuring charges. In 1999, the Company incurred $3.5 million in merger-related and restructuring charges and a related $440,000 additional provision for possible loan losses to conform provisioning policies among subsidiary banks ("one time charges.") Therefore, the reader should consider net income in two ways: 1) Core Earnings which exclude any one-time charges, and 2) Net Income which includes one-time charges.

     Net income for 1999 including one time charges was $5.4 million or $0.42 per diluted share. Return on average assets was 0.65% and return on average equity was 7.64%. In 1998, net income was $8.0 million including merger related charges or $0.63 per diluted share. Return on Average Assets was 1.04% for 1998 and Return on Average Equity was 11.03% for 1998.

     For the year ended December 31, 1999, Core Earnings were $8.2 million and net income per share on a diluted basis was $0.64. Return on Average Assets was 0.99% and Return on Average Equity was 11.58% excluding one time charges. For 1998, core earnings were $8.2 million excluding $324,000 in pre-tax merger-related charges or $0.64 per diluted share. Return on Average Assets in 1998 was 1.08% and Return on Average Equity was 11.36% excluding merger related charges.

Net interest income

     Net interest income is the difference between interest income on earning assets and the interest cost of funds supporting those assets. The Company's net interest income is determined by: (i) the volume of interest earning assets that it holds and the yields that it earns on those assets, and (ii) the volume of interest bearing liabilities that it has assumed and the rates that it pays on those liabilities. Net interest income increases when the Company can use non-interest bearing deposits to fund or support interest earning assets.

     Net interest income for 1999 on a tax equivalent basis was $35.0 million, representing an increase of $2.1 million or 6.5% from the $32.9 million earned in 1998. Net interest income for 1997 was $31.1 million. Net interest income improved from 1998 to 1999 primarily because earning assets increased by $71.4 million. Similarly, the increase in net interest income in 1998 from 1997 resulted from an increase in earning assets of $45.3 million.

     Interest income and expense volume/rate analysis. The following table shows
     -------------------------------------------------
the impact that changes in average balances of the Company's assets and liabilities and changes in average interest rates have had on the Company's net interest income over the past three years. This information is presented on a tax equivalent basis assuming a 35% tax rate. If a change in interest income or expense is attributable to a change in volume and a change in rate, the amount of the change is allocated proportionately.

                INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

                      (tax-equivalent basis, in thousands)


                                                  1999 vs. 1998                              1998 vs. 1997
                                              Increase (Decrease)                         Increase (Decrease)
                                                Due to Change in:                            Due to Change in:
                                        ------------------------------------------------------------------------------
                                             Increase (Decrease)       Total       Increase (Decrease)          Total
                                               Due to Change in:    Increase         Due to Change in:       Increase
                                        ------------------------                ----------------------
                                             Volume         Rate   (Decrease)       Volume        Rate      (Decrease)
                                        ------------------------------------------------------------------------------

Interest Income
  Loans                                      $2,565      $(1,913)       $652        $2,960       $(640)        $2,320
  Taxable investment securities               1,729         (342)      1,387          (529)       (499)        (1,028)
  Tax-exempt investment securities            1,148         (174)        974           731         (56)           675
  Federal funds sold                           (389)        (123)       (512)          458         (15)           443
                                        ------------------------------------------------------------------------------
      Total interest income                   5,053       (2,552)      2,501         3,620      (1,210)         2,410
                                        ------------------------------------------------------------------------------

Interest Expense
  Savings deposits                              123         (469)       (346)           85        (290)          (205)
  Interest bearing transaction accounts         683         (170)        513           434         125            559
  Time deposits                                 678         (512)        166           221         (98)           123
  Borrowings                                     69          (37)         32            71          78            149
                                        ------------------------------------------------------------------------------
      Total interest expense                  1,553       (1,188)        365           811        (185)           626
                                        ------------------------------------------------------------------------------
NET INTEREST INCOME
    (TAX EQUIVALENT BASIS)                   $3,500      $(1,364)     $2,136        $2,809     $(1,025)        $1,784
                                        ==============================================================================

     The following table reflects the components of the Company's net interest income, setting forth for the years presented, (1) average assets, liabilities and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities and (5) the Company's net yield on interest-earning assets. Rates are computed on a tax equivalent basis.

                CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

                                             ---------------------------- ---------------------------- -----------------------------
                                                        1999                        1998                          1997
                                             ---------------------------- ---------------------------- -----------------------------
                                                                 Average                      Average                        Average
                                                        Interest   rates            Interest    rates              Interest    rates
                                              Average    Income/ earned/  Average    Income/  earned/    Average    Income/  earned/
                                              Balance    Expense    paid  Balance    Expense     paid    Balance    Expense    paid
------------------------------------------------------------------------- ----------------------------- ----------------------------
ASSETS                                                                   (dollars in thousands)
  Interest earning assets:
  Loans (A)                                  $462,363   $37,278  8.06%    $431,233   $36,626   8.49%     $396,486   $34,306    8.65%
  Taxable investment securities (B)           223,223    13,115  5.88%     193,577    11,728   6.06%      202,135    12,756    6.31%
  Tax-exempt securities                        55,847     3,563  6.38%      37,594     2,589   6.89%       27,002     1,914    7.09%
  Fed funds sold                               26,519     1,322  4.99%      34,184     1,834   5.37%       25,654     1,391    5.42%
------------------------------------------------------------------------- ----------------------------- ----------------------------
    Total interest earning assets             767,952    55,278  7.20%     696,588    52,777   7.58%      651,277    50,367    7.73%

  Non-interest earning assets:
    Allowance for possible loan losses         (8,040)                      (7,912)                        (7,741)
    Other assets                               70,588                       72,847                         66,736
------------------------------------------------------------------------- ----------------------------- ----------------------------
  TOTAL ASSETS                               $830,500                     $761,523                       $710,272
-------------------------------------------------------------------------- ---------------------------- ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing liabilities:
    Savings accounts                         $183,299    $4,186  2.28%    $178,615    $4,532   2.54%     $175,427    $4,737    2.70%
    Interest bearing transaction accounts     165,146     3,695  2.24%     133,961     3,182   2.38%      115,518     2,623    2.27%
    Time deposits                             229,866    11,495  5.00%     213,007    11,329   5.32%      208,857    11,206    5.37%
    Borrowings                                 19,700       865  4.39%      18,022       833   4.62%       16,267       684    4.20%
------------------------------------------------------------------------- ----------------------------- ----------------------------
    Total interest bearing liabilities        598,011    20,241  3.38%     543,605    19,876   3.66%      516,069    19,250    3.73%
------------------------------------------------------------------------- ----------------------------- ----------------------------
  Non-interest bearing liabilities:
    Demand deposits                           156,725                      140,781                       124,536
    Other liabilities                           5,050                        4,979                         4,653
    Stockholders' equity                       70,714                       72,158                        65,014
------------------------------------------------------------------------- ----------------------------- ----------------------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $830,500                     $761,523                      $710,272
------------------------------------------------------------------------- ----------------------------- ----------------------------
  Net interest income (tax-equivalent basis)             35,037  3.81%                32,901   3.92%                 31,117    4.00%
  Tax-equivalent basis adjustment                         1,247                          906                            670
------------------------------------------------------------------------- ----------------------------- ----------------------------
  NET INTEREST INCOME                                   $33,790                      $31,995                        $30,447
------------------------------------------------------------------------- ----------------------------- ----------------------------
  Net interest margin (tax-equivalent basis) (C)                 4.56%                          4.72%                          4.78%
------------------------------------------------------------------------- ----------------------------- ----------------------------

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B) Includes certificates of deposits and interest-bearing cash accounts.
(C) Net interest income divided by interest earning assets.

     Total interest income on a tax equivalent basis increased from $52.8 million in 1998 to $55.3 million in 1999, an increase of $2.5 million. The increase in interest income in 1999 was due to a $71.4 million increase in interest earning assets which was partially offset by a 38 basis point decline in the yield on interest earning assets. The decline in yield reflected the decrease in the overall interest rate environment which began in 1998 and continued into the first half of 1999. The increase in interest earning assets was due to growth in the loan and investment portfolios.

     The increase in interest income from $50.4 million in 1997 to $52.8 million in 1998 resulted from a $45.3 million increase in earning assets which occurred primarily in the loan area. This was partially offset by a 15 basis point decline in the yield on earning assets caused by the decline in rates and the flattening of the yield curve which occurred in 1998.

     Total interest expense increased from $19.9 million in 1998 to $20.2 million in 1999 as a result of a $54.4 million increase in interest bearing liabilities offset by a 28 basis point decline in the Company's cost of funds. The decline in the cost of funds resulted from the decline of the overall interest rate environment in the latter half of 1998. Total interest expense increased from $19.3 million in 1997 to $19.9 million in 1998 as a result of a $27.5 million increase in interest bearing liabilities partially offset by a 7 basis point decrease in the cost of funds.

Net Interest Margin

     Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest earning assets. The Company's net interest margin was 4.56%, 4.72% and 4.78% for 1999, 1998 and 1997, respectively. The decline in the net interest margin from 1998 to 1999 results from lower rates earned on loans and investment securities which more than offset lower rates paid on deposits. The loan yield dropped 43 basis points, the yield on taxable investment securities dropped 18 basis points, and the yield on the tax-exempt investment portfolio declined 51 basis points. The cost of funds dropped 28 basis points. The decrease in the net interest margin from 1997 to 1998 resulted from a 25 basis point decline in yields in the taxable investment portfolio and a 16 basis point decline in the yield on the loan portfolio.

     The average cost of the Company's deposits was 2.64%, 2.86% and 2.97%, for 1999, 1998 and 1997, respectively.

Provision For Possible Loan Losses

     In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $1.8 million in 1999, $698,000 in 1998, and $1.0 million in 1997. The increase in the provision from 1998 to 1999 was due primarily to an increase in the level of net charge-offs from 1998 to 1999. Net charge-offs increased from $976,000 in 1998 to $2.1 million in 1999. One loan relationship accounted for $1.1 million or 50.1% in net charge-offs. Net charge-offs as a percent of average loans outstanding increased from 0.23% in 1998 to 0.45% in 1999. The 1999 provision also included a $440,000 provision made to conform provisioning policies among subsidiary banks.

     The 1998 provision for possible loan losses at $698,000 decreased from $1.0 million in 1997. The 1997 provision for possible loan losses was made in anticipation of charge-offs that were to be made at Metropolitan State Bank prior to its acquisition by the Company. The ratio of net charge-offs to average loans outstanding was 0.08% in 1997.

Non-interest Income

     Non-interest income increased $207,000 or 3.4% to $6.3 million in 1999 from $6.1 million in 1998 and represented 15.8% of total income for 1999. Total income includes net interest income plus non-interest income. The primary source of this increase was an increase in service charges collected on deposit accounts which increased from $4.0 million to $4.2 million, an increase of 5.6%. This increase was due primarily to increased ATM fees related to the introduction of a debit card at one of the Company's subsidiaries late in 1998. Commissions and fees declined marginally from $912,000 in 1998 to $904,000 in 1999. The decline in commissions and fees resulted primarily from a decline in commissions and fees on investment services. This decline was offset by increases in loan fees. Other income increased from $1.1 million in 1998 to $1.2 million in 1999 as a result of increases in data processing fees and gains on sales of loans. Non-interest income decreased $71,000 or 1.1% to $6.1 million in 1998 from $6.2 million in 1997 and represented 16.1% of total income for 1998.

Non-interest Expense

     Non-interest expenses in 1999 increased $5.2 million or 20.7% over 1998. Included in the expense increase is $3.5 million in merger related and restructuring charges compared to $324,000 of such expenses in 1998. Excluding merger related charges, non-interest expense increased from $24.7 million to $26.7 million, a $2.0 million or 8.0% increase. Salaries and benefits, the largest component of non-interest expense, increased by $1.4 million or 10.4%. Salary and benefit expense increased due to increased medical claim expense, normal salary increases and the addition of new people to the Company's senior management team. Other expense categories increased in the aggregate by $594,000 or 5.3%. Other expenses increased due to increases in the costs of operating and disposing of other real estate owned which increased from $37,000 in 1998 to $376,000 in 1999. This increase included a $200,000 write-down on one property which was sold at the end of 1999. Other expenses that increased included telephone expense, marketing expense, and expense related automated teller machines.

     Non-interest expense in 1998 increased $1.3 million or 5.4% over 1997. Salaries and benefits increased by $574,000 or 4.4%. This increase was due to increased staffing levels due to branch expansion and normal salary increases. Furniture and fixtures expense increased $172,000 or 8.0% due to costs incurred in operating the branch network, as well as costs related to the improvement of technology. Also included in non-interest expense were $324,000 in one-time merger related charges related to the acquisition of Metropolitan.

Income Taxes

     The Company's effective income tax rate was 33.4%, 35.7% and 35.7%, in the years ended December 31, 1999, 1998, and 1997, respectively. The Company's effective tax rate dropped from 35.7% in 1998 to 33.4% in 1999 because of the increase in the Company's tax-exempt security portfolio. The Company's average tax-exempt securities increased from $37.6 million in 1998 to $55.8 million in 1999, an increase of $18.2 million or 48.4%.

Financial Condition

Loans

     The Banks primarily serve Bergen, Morris, Passaic, Sussex and Essex counties in Northern New Jersey and the surrounding areas. All of the Bank's borrowers are U.S. residents or entities.

     Total loans increased from $450.1 million on December 31, 1998 to $476.3 million on December 31, 1999, an increase of $26.2 million or 5.8%. The increase in loans generally was in the mortgage portfolio which increased from $172.3 million in 1998 to $194.4 million in 1999, an increase of $22.1 million or 12.8%. In 1999, one of the Company's subsidiaries, Metropolitan, began offering mortgages for the first time. Metropolitan generated $15 million in mortgages. During 1998, loans increased by $31.9 million from 1997 levels of $418.1 million. Most of this increase was in mortgages which increased $30.3 million over 1997 levels. The increase in 1998 resulted from many people refinancing because of the low rate environment.

     The following table sets forth the classification of the Company's loans by major category as of December 31 for each of the last five years:



                                                                 December 31,
                                        ---------------------------------------------------------------
                                               1999         1998        1997          1996        1995
                                        ---------------------------------------------------------------
                                                                 (in thousands)

Commercial                                 $163,033     $159,299    $154,651      $147,386    $142,967
Real estate--mortgage                       194,433      172,321     141,972       128,939     107,884
Real estate--construction                    11,938       12,526      14,712         9,424       6,397
Home equity and consumer installment        106,878      105,910     106,799        97,550      79,777
                                        ---------------------------------------------------------------
                                           $476,282     $450,056    $418,134      $383,299    $337,025
                                        ===============================================================


     The following table shows the percentage distributions of loans by category as of December 31 for each of the last five years.


                                                                 December 31,
                                        ---------------------------------------------------------------
                                               1999         1998        1997          1996        1995
                                        ---------------------------------------------------------------
Commercial                                    34.2%        35.4%       37.0%         38.4%       42.4%
Real estate--mortgage                         40.9%        38.3%       34.0%         33.6%       32.0%
Real estate--construction                      2.5%         2.8%        3.5%          2.5%        1.9%
Home equity and consumer installment          22.4%        23.5%       25.5%         25.5%       23.7%
                                        ---------------------------------------------------------------
                                             100.0%       100.0%      100.0%        100.0%      100.0%
                                        ===============================================================


     At December 31, 1999, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate. For more information, see Note 4 of the Notes to the Company's consolidated financial statements. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

     The following table sets forth certain categories of loans as of December 31, 1999, in terms of contractual maturity due:



                                                                   After one
                                                         Within    but within    After five
              (in thousands)                            one year   five years       years       Total
              --------------                        ---------------------------------------------------

     Types of Loans:
        Commercial                                       $50,337     $56,920       $55,776    $163,033
        Real Estate--construction                         11,763          --           175      11,938
                                                    ---------------------------------------------------
          Total                                          $62,100     $56,920       $55,951    $174,971
                                                    ===================================================

     Amount of such loans with:
        Predetermined rates                              $21,216     $53,422      $ 51,181    $125,819
        Floating or adjustable rates                      40,884       3,498         4,770      49,152
                                                    ---------------------------------------------------
          Total                                          $62,100     $56,920       $55,951    $174,971
                                                    ===================================================

Risk Elements

     Commercial loans are placed on a nonaccrual status when principal or interest is in default for a period of ninety days or more except where there exists sufficient collateral to cover the defaulted principal and interest payments or management's knowledge of the specific circumstances warrant continued accrual. Real estate mortgage loans are placed on nonaccrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments or management's knowledge of the specific circumstances warrant continued accrual. Installment loans are generally charged off when principal and interest payments are four months in arrears. Interest thereafter on such charged-off installment loans is taken into income when received.

     The following schedule sets forth certain information regarding The Company's nonaccrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:



                                                                 December 31,
                                        ---------------------------------------------------------------
                                               1999         1998        1997          1996        1995
                                        ---------------------------------------------------------------
                                                                (in thousands)

Non-performing loans:
   Non-accrual loans (A)                     $2,961       $3,281      $4,850        $5,695      $8,110
   Past due loans (B)                         2,210        4,265       1,404         2,200         835
   Renegotiated loans (C)                       389          399         413           505         884
                                        ---------------------------------------------------------------
TOTAL NON-PERFORMING LOANS                    5,560        7,945       6,667         8,400       9,829
Other real estate owned                         418        1,989       1,758         1,313       3,692
                                        ---------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                  $5,978       $9,934      $8,425        $9,713     $13,521
                                        ===============================================================

     (A) Generally represents loans as to which the payment of interest or principal is in arrears for a period of more than ninety days. Current policy requires that interest previously accrued on these loans and not yet paid be reversed and charged against the allowance for possible loan losses during the current period unless the loan is adequately collateralized as to principal and interest or is in the process of collection. Interest earned thereafter is only included in income to the extent that it is received in cash.

     (B) Represents loans as to which payments of interest or principal are contractually past due ninety days or more, but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only when such loans are believed to be fully collectible.

     (C) The loan portfolio includes loans whose terms have been renegotiated due to financial difficulties of borrowers. All such loans were performing in accordance with the renegotiated terms and, in management's view, do not present a significant risk of loss as of December 31, 1999.

     There were no loans at December 31, 1999, other than those included in the above table, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as nonaccrual, past due or renegotiated at a future date.

     Non-accrual loans decreased $320,000 to $3.0 million at December 31, 1999, from $3.3 million at December 31, 1998. All of these loans are in various stages of litigation, foreclosure, or workout.

     Loans past due ninety days or more and still accruing decreased $2.1 million to $2.2 million at December 31, 1999, from $4.3 million at December 31, 1998.

     Other real estate owned declined from $2.0 million on December 31, 1998 to $418,000 on December 31, 1999, a decline of $1.6 million or 80.0%. The decline of other real estate owned resulted primarily from sales of the properties.

     For 1999, the gross interest income that would have been recorded, had the loans classified at year-end as either non-accrual or renegotiated been performing in conformance with their original loan terms, would have been approximately $486,000. The amount of interest income actually recorded on those loans for 1999 was $348,000. The resultant income loss of $138,000 for 1999 compares to gains of $13,000 and losses of $43,000 for 1998 and 1997, respectively.

     Loans specifically evaluated are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements. Loans which are in process of collection, which is defined as up to 90 days by Lakeland, will not be classified as impaired. A loan is not impaired during the process of collection of payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate. All loans identified as impaired are evaluated independently. The Company does not aggregate such loans for evaluation purposes.

     The Company's policy concerning non-accrual loans states that, except for loans which are considered to be fully collectible by virtue of collateral held as in the process of collection, loans are placed on a non-accrual status when payments are 90 days delinquent or more. It is possible for a loan to be on non-accrual status and not be classified as impaired if the balance of such loan is relatively small and, therefore, that loan has not been specifically reviewed for impairment.

     Loans, or portions thereof, are charged-off in the period that the loss is identified. Until such time, an allowance for loan loss is maintained for estimated losses. With regard to interest income recognition for payments received on impaired loans, as well as all non-accrual loans, the Company follows regulatory guidelines, which apply any payments to principal as long as there is doubt as to the collectibility of the loan balance.

     As of December 31, 1999, based on the above criteria, the Company had impaired loans, totaling $4.3 million. The impairment of these loans is measured using the present value of future cash flows for three renegotiated loans and is based on the fair value of the underlying collateral for the remaining loans. Based upon such evaluation, $511,000 has been allocated to the allowance for possible loan losses for impairment.

     The following table sets forth for each of the five years ended December 31, 1999, the historical relationships among the amount of loans outstanding, the allowance for possible loan losses, the provision for possible loan losses, the amount of loans charged-off and the amount of loan recoveries:



                                                                 December 31,
                                        ---------------------------------------------------------------
                                               1999         1998        1997          1996        1995
                                        ---------------------------------------------------------------
                                                                 (in thousands)
Balance of the allowance at the
     beginning of the year                   $7,984       $8,262      $7,558        $8,079      $8,781
                                        ---------------------------------------------------------------
     Loans charged off:
          Commercial                          1,670        1,134         561         1,384       1,272
          Home Equity and consumer              182          476         202           402         380
          Real estate--construction              --           --          --            --          86
          Real estate--mortgage                 571           57          15           161         360
                                        ---------------------------------------------------------------
               Total loans charged off        2,423        1,667         778         1,947       2,098
                                        ---------------------------------------------------------------

     Recoveries:
          Commercial                            228          581         262           353         688
          Home Equity and consumer               88           95         157           150         114
          Real estate--construction              --           --          --            13           9
          Real estate--mortgage                  10           15          37             2           3
                                        ---------------------------------------------------------------
               Total Recoveries                 326          691         456           518         814
                                        ---------------------------------------------------------------
                   Net charge-offs:           2,097          976         322         1,429       1,284
Provision for possible loan losses
           charged to operations              1,781          698       1,026           908         582
                                        ---------------------------------------------------------------
Ending balance                               $7,668       $7,984      $8,262        $7,558      $8,079
                                        ===============================================================

Ratio of net charge-offs to average
   loans outstanding                          0.45%        0.23%       0.08%         0.40%       0.39%
Ratio of allowance at end of year as a
  percentage of year end total loans          1.61%        1.77%       1.98%         1.97%       2.40%



     The ratio of the allowance for possible loan losses to loans outstanding reflects management's evaluation of the underlying credit risk inherent in the loan portfolio. The determination of the adequacy of the allowance for possible loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a quarterly basis.

     Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

     . The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by management's internal loan review program.

     . The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 - 4 family residential mortgages, and consumer loans.

     . An allocation for the non-criticized loans in each portfolio is based upon the historical average loss experience of these portfolios. The same percentage is applied to all off-balance sheet exposures.

     Consideration is given to the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, and the cyclical nature of economic and business conditions. Since many of the Company's loans depend on the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss.

     Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at December 31, 1999.

     The following table shows how the allowance for possible loan losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management's specific review of the credit risk of the outstanding loans in each category as well as historical trends.


                                                                 At December 31,
                                        ---------------------------------------------------------------
                                               1999         1998        1997          1996        1995
                                        ---------------------------------------------------------------
                                                                 (in thousands)
Commercial                                   $6,227       $5,888      $6,250        $5,621      $6,254
Home Equity and consumer                        899          993       1,010         1,056         970
Real estate--construction                        54           54         114            61         820
Real estate--mortgage                           488        1,049         888           820          35
                                        ---------------------------------------------------------------
                                             $7,668       $7,984      $8,262        $7,558      $8,079
                                        ===============================================================


Investment Securities

     The Company has classified its investment securities into the available for sale and held to maturity categories pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

     The following table sets forth the carrying value of the Company's investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years. Investment securities available for sale are stated at fair value while securities held for maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.


                                                                  December 31,
                                                    --------------------------------------
                                                            1999          1998       1997
                                                    --------------------------------------
                                                               (in thousands)
U.S. Treasury and U.S. government agencies              $154,298      $139,026   $139,302
Obligations of states and political subdivisions          57,568        49,096     34,760
Mortgage-backed securities                                36,888        41,137     50,339
Equity securities                                          8,479         6,454      5,553
Other debt securities                                     20,488        20,226      3,007
                                                    --------------------------------------
                                                        $277,721      $255,939   $232,961
                                                    ======================================

     The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 1999:


                                                             Over one     Over five
                                                  Within     but within  but within    After ten
Available for sale                              one year    five years   ten years       years       Total
-----------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
U.S. Treasury and U.S. government agencies
   Amount                                        $14,636      $59,880      $4,584        $2,887     $81,987
   Yield                                           6.26%        5.70%       6.74%         6.69%       5.89%
Obligations of states and political subdivisions
   Amount                                          5,516        9,145      19,757         6,415      40,833
   Yield                                           6.09%        6.35%       6.59%         6.63%       6.47%
Mortgage-backed securities
   Amount                                            984          452       1,736         8,834      12,006
   Yield                                           6.09%        6.19%       6.01%         6.26%       6.21%
Other debt securities
   Amount                                            --         9,286          --            --       9,286
   Yield                                            --%         5.55%         --%           --%       5.55%
Other equity securities
   Amount                                         8,479            --          --            --       8,479
   Yield                                          4.58%           --%         --%           --%       4.58%
                                            ---------------------------------------------------------------
Total securities
   Amount                                        29,615       78,763      26,077        18,136     152,591
   Yield                                          5.74%        5.76%       6.58%         6.46%       5.98%
                                            ===============================================================

     The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 1999:



                                                           Over one    Over five
                                               Within     but within  but within    After ten
Held to maturity                              one year    five years   ten years      years        Total
-----------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
U.S. Treasury and U.S. government agencies
   Amount                                        $15,090      $52,730      $3,291        $1,200     $72,311
   Yield                                           6.18%        5.86%       6.52%         4.59%       5.94%
Obligations of states and political subdivisions
   Amount                                          3,072        9,777       3,786           100      16,735
   Yield                                           4.99%        6.33%       6.44%         9.09%       6.12%
Mortgage-backed securities
   Amount                                            294        8,082      15,780           726      24,882
   Yield                                           6.90%        6.45%       6.15%         5.96%       6.25%
Other debt securities
   Amount                                             --       11,002         200            --      11,202
   Yield                                             --%        5.79%       6.66%           --%       5.81%
                                             --------------------------------------------------------------
Total securities
   Amount                                         18,456       81,591      23,057         2,026     125,130
   Yield                                           5.99%        5.97%       6.25%         5.31%       6.01%
                                             ==============================================================

Deposits

     As of December 31, 1999, the aggregate amount of outstanding time deposits issued in amounts of $100 or more, broken down by time remaining to maturity, was as follows (in thousands):

          Maturity
        -------------
        Within 3 months                                 $15,994
        Over 3 through 6 months                          11,796
        Over 6 through 12 months                          5,597
        Over 12 months                                    1,661
                                                      -----------
           Total                                        $35,048
                                                      ===========


Liquidity

     "Liquidity" measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary banks have the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

     Liquidity at the bank subsidiaries. The subsidiary banks fund loan demand
     -----------------------------------
and operation expenses from five sources:

     .  Net income.
     . Deposits. The subsidiary banks can offer new products or change their rate structure in order to increase deposits. In 1999, the Company generated $24.9 million in funds in net deposit growth.
     . Sales of securities and overnight funds. At year end 1999, the Company had $152.6 million in securities designated "available for sale" and $9.0 million in overnight funds.
     . Overnight credit lines. NBSC and Metropolitan are members of the Federal Home Loan Bank of New York (FHLB). One membership benefit is that members can borrow overnight funds. NBSC and Metropolitan have respective credit lines of $13.5 million and $5.0 million at the FHLB. After Metropolitan is fully merged into Lakeland in January 2000, its capacity to borrow with the FHLB will cease. Lakeland Bank has overnight federal funds lines available for it to borrow up to $6.5 million.

     Management of the subsidiary banks believe that their current level of liquidity is sufficient to meet their current and anticipated operational needs.

     The Banks anticipate that they will have sufficient funds available to meet their current loan commitments and deposit maturities. At December 31, 1999, the Banks had outstanding loan origination commitments of $72.3 million. Time deposits that mature in one year or less, at December 31, 1999, totaled $16.0 million. The first sentence in this paragraph constitutes a Forward Looking Statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company's assessment of rate sensitive assets and rate sensitive liabilities and relating to the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

Interest Rate Risk

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

     As a financial institution, the Company's potential interest rate volatility is a primary component of its market risk. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Based upon the Company's nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

     The Company's Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. The Company's performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Retail Officer and certain other senior officers. This committee meets monthly to review the Company's financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

     The Company monitors and controls interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as "gap analysis") and an interest rate risk management model. With the interest rate risk management model, the Company projects future net interest income, and then estimates the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. The Company also uses the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging the Company's interest-earning assets and interest bearing liabilities by repricing periods and then computing the difference (or "interest rate sensitivity gap") between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

     Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates; future cash flows and discount rates.

     Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures.

     The following table sets forth the estimated maturity/repricing structure of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at the Company regardless of market interest rates. Therefore, 80% of the interest-bearing deposits and 75% of the savings deposits are shown as maturing or repricing in the "after 1 but within 5 years" column. Lakeland has assumed that all interest-bearing demand accounts and savings accounts will reprice or mature within five years. The table does not assume any prepayment of fixed-rate loans.

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


                                                                    Maturing or Repricing
                                             ----------------------------------------------------------------------
                                                             After 3
                                             Within three   months but     After 1 but
December 31, 1999                              months      within 1 year  within 5 years   After 5 Years    Total
----------------------------                 ----------------------------------------------------------------------
Interest earning assets:                                                   (in thousands)
   Loans                                         $90,654      $47,020       $165,783         $172,825     $476,282
   Investment securities                          24,337       31,809        169,584           51,991      277,721
   Federal funds sold and interest
      bearing cash accounts                       10,352           --             --               --       10,352
                                             ----------------------------------------------------------------------
Total earning assets                             125,343       78,829        335,367          224,816      764,355
                                             ======================================================================

Interest bearing liabilities:
Deposits:
   Interest bearing demand                         8,219       24,656        131,502               --      164,377
   Savings accounts                               11,967       35,900        143,600               --      191,467
   Time deposits                                  71,628      112,288         29,807            1,613      215,336
                                             ----------------------------------------------------------------------
      Total interest bearing deposits             91,814      172,844        304,909            1,613      571,180
                                             ----------------------------------------------------------------------

Borrowings:
   Repurchase agreements                           6,825        3,664             --               --       10,489
   Long-term debt                                     --           --          6,000               --        6,000
                                             ----------------------------------------------------------------------
      Total borrowings                             6,825        3,664          6,000               --       16,489
                                             ----------------------------------------------------------------------
Total liabilities                                 98,639      176,508        310,909            1,613      587,669
                                             ----------------------------------------------------------------------
Interest rate sensitivity gap                     26,704      (97,679)        24,458          223,203      176,686
                                             ======================================================================
Cumulative rate sensitivity gap                  $26,704     ($70,975)      ($46,517)        $176,686
                                             ======================================================================


Interest rate sensitivity gap ratio              127.07%       44.66%        107.87%        13937.76%      130.07%
Cumulative interest rate sensitivity gap ratio   127.07%       74.20%         92.06%          130.07%


Changes in estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Company's net interest income or net portfolio value.

     Because of the limitations in the gap analysis discussed above, members of the Company's Asset/Liability Management Committee believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items.

     The starting point (or "base case") for the following table is an estimate of the Company's net portfolio value at December 31, 1999 using current discount rates, and an estimate of net interest income for 1999 assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at December 31, 1999 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 1999 and net interest income for 2000 assuming fluctuations or "rate shocks" of plus 100 and 200 basis points and minus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.



--------------------------------------------- -------------------------- ------------------------------
                                              Net Portfolio Value at
                                              December 31, 1999          Net interest income for 2000
--------------------------------------------- -------------------------- ------------------------------
Rate Scenario                                               Percent                    Percent
                                                            Change                     Change
                                                            From                       From
                                                 Amount     Base Case       Amount     Base Case
--------------------------------------------- ------------- ------------ ------------- ----------------
                                                            (dollars in thousands)
--------------------------------------------- ------------- ------------ ------------- ----------------
+200 basis point rate shock                     $108,871      (14.5%)      $34,905       (3.6%)
--------------------------------------------- ------------- ------------ ------------- ----------------
+100 basis point rate shock                      117,739      ( 7.5%)       35,560       (1.8%)
--------------------------------------------- ------------- ------------ ------------- ----------------
Base Case                                        127,236        0.0%        36,198        0.0%
--------------------------------------------- ------------- ------------ ------------- ----------------
-100 basis point rate shock                      136,092        6.9%        37,324        3.1%
--------------------------------------------- ------------- ------------ ------------- ----------------
-200 basis point rate shock                      139,585        9.6%        37,697        4.1%
--------------------------------------------- ------------- ------------ ------------- ----------------


Capital Resources

     Stockholders' equity decreased $1.5 million to $72.3 million at December 31, 1999, from $73.8 million at December 31, 1998, reflecting net income during the year of $5.4 million, cash dividends to stockholders of $3.3 million, an unrealized securities loss, net of deferred income taxes, of $3.2 million and net proceeds from the exercise of stock options of $366,000.

     The $9.3 million deficit in undivided profits contained in the December 31, 1998 consolidated financial statements is the result of a bookkeeping entry charging undivided profits $15.8 million in connection with the Company's accounting for its 2 for 1 stock split effected in the form of a 100% stock dividend distributed on October 1, 1998. In accordance with New Jersey corporate law, the Company's Board of Directors on March 10, 1999, approved the reversing of this accounting treatment of the stock dividend, thereby moving $10.8 million from the capital stock account to the undivided profits account to more accurately reflect the Company's financial condition. This reclassification was made in the first quarter of 1999.

     The FDIC's risk-based capital policy statement imposes a minimum capital standard on insured banks. The minimum ratio of risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for possible loan losses. The Federal Reserve Board has adopted a similar risk-based capital guideline for Lakeland which is computed on a consolidated basis.

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

     The following table reflects capital ratios of the Company and its subsidiaries as of December 31, 1999:



                                                  Tier 1 Capital           Tier 1 Capital             Total Capital
                                                  to Total Average        to Risk-Weighted           to Risk-Weighted
                                                   Assets Ratio             Assets Ratio               Assets Ratio
                                                   December 31,              December 31,              December 31,
Capital Ratios:                                1999         1998        1999          1998        1999           1998
                                        ------------------------------------------------------------------------------
The Company                                   8.88%        9.35%      15.40%        15.80%      16.66%         17.05%
Lakeland Bank                                 9.07%        9.18%      15.31%        15.52%      16.42%         16.77%
NBSC                                          7.84%        8.53%      15.23%        16.19%      16.50%         17.46%
Metropolitan                                  7.74%        8.16%      12.44%        12.74%      13.50%         13.81%
"Well capitalized" institution under FDIC
   Regulations                                5.00%        5.00%       6.00%         6.00%      10.00%         10.00%


Recent Accounting Pronouncements


     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. Subsequent to this statement, SFAS No. 137 was issued which amended the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. Earlier application is permitted only as of the beginning of any fiscal quarter. Management is currently reviewing the provisions of SFAS No. 133.


Year 2000 Compliance

     The event of the year 2000 brought to the attention of the business community an important issue regarding how existing software and operating systems could accommodate a four digit year rather than a two digit year. The Company identified potential problems associated with Year 2000 issue and implemented a plan designated to ensure that all technology systems used in connection with the Company's business could handle date related data in a manner which would provide accurate results.

     The Company formed a committee of representatives from its various areas to monitor this project. The Company prepared a schedule of vendors and assigned a priority status to them determining how critical each vendor was to the Company's operations. The vendor's readiness was assessed and a decision was made regarding how to approach possible problems based on the priority assigned to the vendor. Lakeland required assurances from the vendors regarding their year 2000 readiness and put a program in place to test the vendor's readiness.

     The Company also ascertained its customers' Year 2000 readiness recognizing that any failure on the part of its customers could result in additional expense or loss. The Company sent out questionnaires to its larger customers and based on their responses, was comfortable with their responses. The Company felt that its borrowers were responding adequately to the Year 2000 issue.

     The Company also employed a consultant to assist in the preparation of a contingency plan in the event there were any system interruptions due to Year 2000 issues. Each manager identified the resources required to sustain daily operations in his or her area of responsibility. The Company also prepared a list of potential Year 2000 interruption scenarios and assigned a probability as to the scenario occurring; the Company then allocated contingency plan resources based on the likelihood of that scenario occurring.

     The rollover from 1999 to 2000 was uneventful for the Company and its subsidiaries. The Company's computer systems continued processing into the year 2000 without any difficulties. Each of the Company's subsidiaries had a team of key personnel who closely monitored events during the rollover period. There were no problems with any third party vendors with whom the Company has material relationships. In the final quarter of 1999, the Company closely monitored its liquidity and the cash needs of its customers. At year-end, the Company had $12.3 million in cash in their branch offices, which is approximately $4.5 million higher than normal. After the rollover into 2000, the Company gradually reduced its excess cash back to normal levels.

     The committee of representatives that Lakeland formed to monitor its year 2000 compliance continues to monitor key areas. Although the Company's computer systems were tested regarding the extra day in February, management closely monitored the systems as February 29 approached. The Company's computer systems processed on February 29 without any difficulties.

     Total costs related to the year 2000 were approximately $170,000, all of which were expensed prior to January 1, 2000. The Company does not anticipate any additional Year 2000 costs.

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

See"Management's Discussion and Analysis of Financial Condition and Results of Operations"

ITEM 8 - Financial Statements and Supplementary Data

                     Lakeland Bancorp, Inc. and Subsidiaries

                          Independent Auditor's Report
--------------------------------------------------------------------------------

Accountants and                                            Grant Thornton [LOGO]
Management Consultants                                     Grant Thornton LLP

The US Member firm of
Grant Thornton International



Board of Directors and Stockholders
Lakeland Bancorp, Inc.


     We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Bancorp, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP


Philadelphia, Pennsylvania
January 14, 2000 (except for note 19, as to which
                  the date is March 8, 2000)


Suite 3100
Two Commerce Square
2001 Market Street
Philadelphia, PA 19103-7080
Tel: 215-561-4200
Fax: 215-561-1066

                     Lakeland Bancorp, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
ASSETS                                                                                1999                       1998
----------------------------------------------------------------------------------------------------------------------
                                                                                         (dollars in thousands)
Cash and due from banks                                                            $31,386                    $35,105
Federal funds sold                                                                   8,956                     28,700
----------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                              40,342                     63,805

Interest bearing deposits with banks                                                   216                        204
Investment securities available for sale                                           152,591                    165,282
Investment securities held to maturity; fair value of $122,751
    in 1999 and $91,846 in 1998                                                    125,130                     90,657
Loans, net of deferred loan fees                                                   476,514                    450,051
   Less: allowance for possible loan losses                                          7,668                      7,984
----------------------------------------------------------------------------------------------------------------------
        Net loans                                                                  468,846                    442,067
Premises and equipment - net                                                        21,897                     20,755
Accrued interest receivable                                                          5,979                      5,704
Other assets                                                                        15,169                     14,550
----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                $830,170                   $803,024
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Deposits:
     Non-interest bearing                                                         $165,559                   $153,111
     Savings and interest bearing transaction accounts                             355,845                    327,210
     Time deposits under $100                                                      180,287                    192,121
     Time deposits $100 and over                                                    35,048                     39,369
----------------------------------------------------------------------------------------------------------------------
        Total deposits                                                             736,739                    711,811
Securities sold under agreements to repurchase                                      10,489                      8,110
Long-term debt                                                                       6,000                      5,000
Other liabilities                                                                    4,660                      4,340
----------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                          757,888                    729,261
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                           --                         --
Stockholders' equity:
  Common stock, no par value, 1999; par value $2.50 per share, 1998;
    authorized shares, 40,000,000 at December 31, 1999 and 14,806,718 at
    December 31, 1998; issued shares, 12,672,262 at December 31, 1999 and 1998; outstanding shares, 12,668,262 at December 31, 1999 and
    12,663,662 at December 31, 1998                                                 71,330                     31,681
  Additional Paid-in-Capital                                                            --                     50,836
  Retained Earnings (Accumulated Deficit)                                            3,548                     (9,297)
  Treasury stock, at cost, 4,000 shares in 1999 and 8,600 in 1998                      (67)                      (129)
  Accumulated other comprehensive income (loss)                                     (2,381)                       841
  Loan for options exercised                                                          (148)                      (169)
----------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                 72,282                     73,763
----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $830,170                   $803,024
======================================================================================================================

See accompanying notes to consolidated financial statements.

                     Lakeland Bancorp, Inc. and Subsidiaries
                         CONSOLIDATED INCOME STATEMENTS

                                                                                           Years Ended December 31,
                                                                                      1999        1998           1997
----------------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands, except per share data)
INTEREST INCOME
  Loans and fees                                                                   $37,278     $36,626        $34,306
  Federal funds sold                                                                 1,322       1,834          1,391
  Taxable investment securities                                                     13,115      11,728         12,756
  Tax exempt investment securities                                                   2,316       1,683          1,244
----------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST INCOME                                                 54,031      51,871         49,697
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                                          19,376      19,043         18,566
  Securities sold under agreements to repurchase                                       563         531            541
  Long-term debt                                                                       302         302            143
----------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST EXPENSE                                                20,241      19,876         19,250
----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                 33,790      31,995         30,447
Provision for possible loan losses                                                   1,781         698          1,026
----------------------------------------------------------------------------------------------------------------------
                       NET INTEREST INCOME AFTER PROVISION FOR
                          POSSIBLE LOAN LOSSES                                      32,009      31,297         29,421

NON-INTEREST INCOME
  Service charges on deposit accounts                                                4,214       3,991          3,966
  Commissions and fees                                                                 904         912          1,036
  Gain on the sales of securities                                                       32         119             46
  Other income                                                                       1,174       1,095          1,140
----------------------------------------------------------------------------------------------------------------------
              TOTAL NON-INTEREST INCOME                                              6,324       6,117          6,188
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                                    14,898      13,503         12,929
  Net occupancy expense                                                              2,285       2,319          2,375
  Furniture and equipment                                                            2,346       2,352          2,180
  Stationary, supplies and postage                                                   1,296       1,400          1,332
  Merger and restructuring charges                                                   3,521         324             --
  Other expenses                                                                     5,873       5,135          4,933
----------------------------------------------------------------------------------------------------------------------
              TOTAL NON-INTEREST EXPENSE                                            30,219      25,033         23,749
----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                             8,114      12,381         11,860
Provision for income taxes                                                           2,714       4,424          4,234
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $5,400      $7,957         $7,626
======================================================================================================================

EARNINGS PER COMMON SHARE
  Basic                                                                              $0.43       $0.63          $0.61
----------------------------------------------------------------------------------------------------------------------
  Diluted                                                                            $0.42       $0.63          $0.60
----------------------------------------------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                         Years Ended December 31,
                                                                                      1999        1998           1997
----------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
NET INCOME                                                                          $5,400      $7,957         $7,626
----------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME NET OF TAX:

Unrealized securities gains (losses) arising during period                          (3,202)        358            320
Less: reclassification for gains included in Net Income                                 20          71             27
----------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                                   (3,222)        287            293
----------------------------------------------------------------------------------------------------------------------
              TOTAL COMPREHENSIVE INCOME                                            $2,178      $8,244         $7,919
======================================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                Accumulated
                                       Common stock                        Retained                   Other
                                 ------------------------   Additional     earnings           Comprehensive     Loan for
                                    Number of                  Paid-in (Accumulated  Treasury        Income      Options
                                       Shares     Amount       Capital     deficit)     Stock        (Loss)    Exercised     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
BALANCE JANUARY 1, 1997             5,923,471    $14,809       $43,237      $3,014        $--          $261          $--    $61,321
Net Income 1997                            --         --            --       7,626         --            --           --      7,626
Other comprehensive income,
        net of tax                         --         --            --          --         --           293           --        293
Exercise of stock options                  --         --           (24)         --         64            --           --         40
Stock dividends                       326,042        815         6,684      (7,499)        --            --           --         --
Stock issuances                        55,685        139           760         --          --            --           --        899
Cash dividend                              --         --            --      (1,988)        --            --           --     (1,988)
Purchase of treasury stock                 --         --            --          --        (64)           --           --        (64)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997           6,305,198     15,763        50,657       1,153         --           554            --    68,127
Net Income 1998                            --         --            --       7,957         --            --            --     7,957
Other comprehensive income,
        net of tax                         --         --            --          --         --           287            --       287
Exercise of stock options              15,000         37          (231)        --         653            --            --       459
Stock dividends                     6,328,256     15,821            --     (15,821)        --            --            --        --
Stock issuances                        23,808         60           410          --         --            --            --       470
Loan issued for options exercised          --         --            --          --         --            --          (169)     (169)
Cash dividend                              --         --            --      (2,586)        --            --            --    (2,586)
Purchase of treasury stock                 --         --            --          --       (782)           --            --      (782)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998          12,672,262     31,681        50,836      (9,297)      (129)          841          (169)   73,763
Net Income 1999                            --         --            --       5,400         --            --            --     5,400
Other comprehensive loss,
        net of tax                         --         --            --          --         --        (3,222)           --    (3,222)
Reallocate for no par value stock          --     40,077       (50,836)     10,759         --            --            --        --
Exercise of stock options                  --       (428)           --          --        697            --            --       269
Payment on loan issued for
      options exercised                    --         --            --          --         --            --            21        21
Cash dividend                              --         --            --      (3,314)        --            --            --    (3,314)
Purchase of treasury stock                 --         --            --          --       (635)           --            --      (635)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999          12,672,262    $71,330            $0      $3,548       ($67)      ($2,381)        ($148)  $72,282
====================================================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Years Ended December 31,
                                                                        1999          1998        1997
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                       (in thousands)
Net income                                                            $5,400        $7,957      $7,626
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Net amortization of premiums, discounts and deferred loan fees
    and costs                                                            554         1,011       1,185
  Depreciation and amortization                                        2,343         1,758       1,569
  Provision for loan losses                                            1,781           698       1,026
  Provision for losses on other real estate                              200            --         121
  (Gain) loss on sales and calls of securities                           (32)         (119)        (46)
  Gain on sale of student loans                                           --            --         (11)
  Gains on dispositions of premises and equipment                         20           (63)       (139)
  (Gain) loss on other real estate owned                                 (57)          (10)         17
  Deferred income tax                                                    347            19         665
  Increase in other assets                                              (802)         (890)       (719)
  (Decrease) increase in other liabilities                               341            (4)      1,319
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             10,095        10,357      12,613
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in interest bearing deposits with banks                     (12)         (102)        221
  Proceeds from repayments on and maturity of securities:
    Available for sale                                                27,401        57,081      52,019
    Held for maturity                                                 23,423        26,982      23,150
  Proceeds from sales of securities available for sale                12,755        23,891      17,821
  Purchase of securities:
    Available for sale                                               (57,817)     (105,296)    (87,522)
    Held for maturity                                                (33,468)      (26,181)    (24,786)
  Net increase in loans                                              (37,174)      (39,139)    (36,382)
  Purchase of loans                                                       --            --      (2,855)
  Sales of loans and participation interest in loan                    8,852         5,962       3,378
  Cash received for land held for sale                                    --            --          20
  Proceeds from dispositions of premises and equipment                    --             9          26
  Capital expenditures                                                (3,574)       (5,849)     (3,066)
  Net decrease in other real estate owned                              1,429           258         286
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                (58,185)      (62,384)    (57,690)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                            24,928        59,910      53,316
  Increase (decrease) in securities sold under agreements
    to repurchase                                                      2,379        (3,627)      3,347
  Proceeds from long term repurchase agreements                        1,000            --       5,000
  Repayments of long-term debt principal                                  --            --      (1,295)
  Proceeds from common stock issuances                                    --           470         899
  Purchase of treasury stock                                            (635)         (782)        (64)
  Exercise of stock options                                              269           290          40
  Dividends paid                                                      (3,314)       (2,586)     (1,988)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             24,627        53,675      59,255
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 (23,463)        1,648      14,178
Cash and cash equivalents, beginning of year                          63,805        62,157      47,979
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $40,342       $63,805     $62,157
=======================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

    Lakeland Bancorp, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiaries, Lakeland Bank (Lakeland), The National Bank of Sussex County
    (NBSC) and Metropolitan State Bank (Metropolitan) (collectively, the Banks). The Banks combine to generate commercial, mortgage and consumer loans and to receive deposits from customers located primarily in Northern New Jersey. NBSC also provides securities brokerage services, including mutual funds and variable annuities, and provides insurance services through a joint venture. Lakeland and Metropolitan operate under state bank charters and provide full banking services and, as state banks, each is subject to regulation by the New Jersey Department of Banking and Insurance. NBSC is a federally chartered national banking association and a member of the Federal Reserve System.

    The Banks operate as commercial banks offering a wide variety of commercial loans and, to a lesser degree, consumer credits, primarily indirect automobile loans. Their primary future strategic aim is to establish a reputation and market presence as the "small and middle market business bank" in their principal markets. The Company funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, the Company originates residential mortgage loans, and services such loans which are owned by other investors.

    The Company and the Banks are subject to regulations of certain state and federal agencies and, accordingly, they are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Banks' business is particularly susceptible to being affected by state and federal legislation and regulations.

    Basis of financial statement presentation

    The accounting and reporting policies of the Company and the Banks conform with generally accepted accounting principles and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, Lakeland, NBSC and Metropolitan. All intercompany balances and transactions have been eliminated. As described in Note 2, the Company's acquisitions of NBSC in 1999, and Metropolitan in 1998, were accounted for under the pooling of interests method of accounting. Accordingly, all prior period amounts have been restated to reflect the acquisitions.

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates implicit in these financial statements are as follows.

    The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for possible loan losses and other real estate owned.

    The evaluation of the adequacy of the allowance for possible loan losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

    On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments. SFAS No. 131 requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company's three banking subsidiaries--Lakeland, NBSC and Metropolitan--which meet the criteria to be considered in the aggregate, have been aggregated for segment reporting. Lakeland Bancorp, Inc., the banks' holding company is not a reportable segment because it does not exceed any of the quantitative thresholds.

    Investment securities

    The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt and equity securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income. The Company does not engage in security trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

    Loans and allowance for possible loan losses

    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for possible loan losses. The allowance for possible loan losses is established through a provision for possible loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for possible loan losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

    Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for possible loan losses. Interest which had accrued in the current year is reversed out of current period income. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

    The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

    Bank premises and equipment

    Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

    Other real estate owned

    Other real estate owned (OREO), representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense. An allowance for OREO has been established, through charges to OREO expense, to maintain properties at the lower of cost or fair value less estimated cost to sell. Operating results of OREO, including rental income, operating expenses and gains and losses realized from the sale of properties owned, are included in other expenses.

    Mortgage servicing

    The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 1999 and 1998, the Banks were servicing approximately $39.7 million and $41.9 million, respectively, of loans for others.

    On January 1, 1998, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities. The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained in accordance with SFAS No. 125. The Company records mortgage servicing rights and the loans based on relative fair values at the date of origination.

    Long-lived assets

    The Company accounts for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of.

    Restrictions on cash and due from banks

    The Banks are required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a non-interest bearing account. The amounts of those reserves and cash balances at December 31, 1999 and 1998 were approximately $300,000 and $1.4 million, respectively.

    Earnings per common share

    The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Earnings per share calculations for 1997 have been restated to reflect the adoption of SFAS No. 128.

    Employee benefit plans

    The Banks have certain employee benefit plans covering substantially all employees. The Banks accrue such costs as incurred.

    The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

    Statement of cash flows

    Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $2.8 million, $4.2 million and $3.8 million in 1999, 1998 and 1997, respectively. Cash paid for interest was $20.3 million, $19.8 million and $18.7 million in 1999, 1998 and 1997, respectively.


                                                                        1999          1998        1997
                                                                 --------------------------------------
                                                                                 (in thousands)
Supplemental schedule of noncash investing and
      financing activities:
    Transfer of securities available for sale to securities held
      to maturity                                                    $25,396       $10,121        $ --
    Transfer of loans receivable to other real estate owned              457           772         771
    Loans to facilitate the sale of other real estate owned              475           565          33
    Transfer of premises to other real estate owned                       --           272          81

Comprehensive income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of SFAS No. 130 have been retroactively applied to previously reported periods. The application of SFAS No. 130 had no material effect on the Company's consolidated financial condition or operations.



                                                                                    December 31, 1999
                                                                  --------------------------------------------------
                                                                                      (in thousands)
                                                                                          Tax                Net of
                                                                   Before tax          (expense)              tax
                                                                     amount             benefit              amount
                                                                   ----------          ---------            --------
   Unrealized gains (losses) on investment securities
      Unrealized holding losses arising during the period           ($5,132)             $1,930             ($3,202)
      Less reclassification adjustment for gains
          realized in net income                                         32                 (12)                 20
                                                                    -------              ------             -------

   Other comprehensive losses, net                                  ($5,164)             $1,942             ($3,222)
                                                                    =======              ======             =======

                                                                                    December 31, 1998
                                                                  --------------------------------------------------
                                                                                      (in thousands)
                                                                                          Tax                Net of
                                                                   Before tax          (expense)              tax
                                                                     amount             benefit              amount
                                                                   ----------          ---------            --------
       Unrealized gains on investment securities
          Unrealized holding gains arising during the period          $597              ($239)                $358
          Less reclassification adjustment for gains
              realized in net income                                   119                (48)                  71
                                                                      ----               ----                 ----


       Other comprehensive income, net                                $478              ($191)                $287
                                                                      ====              =====                 ====

                                                                                    December 31, 1998
                                                                  --------------------------------------------------
                                                                                      (in thousands)
                                                                                          Tax                Net of
                                                                   Before tax          (expense)              tax
                                                                     amount             benefit              amount
                                                                   ----------          ---------            --------
       Unrealized gains on investment securities
          Unrealized holding gains arising during the period          $534              ($214)                $320
          Less reclassification adjustment for gains
              realized in net income                                    46                (19)                  27
                                                                      ----              -----                 ----

       Other comprehensive income, net                                $488              ($195)                $293
                                                                      ====              =====                 ====


     Other information

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. Subsequent to this statement, SFAS No. 137 was issued which amended the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. Earlier application is permitted only as of the beginning of any fiscal quarter. Management is currently reviewing the provisions of SFAS No. 133.

    Reclassifications

    Certain reclassifications have been made to the prior period financial statements to conform to the 1999 presentation.

NOTE 2 - ACQUISITIONS

    On July 15, 1999, the Company completed a merger with High Point Financial Corp. (High Point). Under the terms of the merger, each share of High Point common stock not previously owned by the Company was converted into 1.20 shares of Company common stock, resulting in the issuance of 4,160,674 shares of the Company's common stock and The National Bank of Sussex County
    (NBSC) became a wholly-owned subsidiary of the Company. This merger was accounted for under the pooling of interests method of accounting.

    The results of operations of previous separate companies follows:



                                                                       December 31, 1999
-----------------------------------------------------------------------------------------------
                                                                                         Net
                                                                 Net Interest Income     Income
------------------------------------------------------------------------------------------------
                                                                            (in thousands)
------------------------------------------------------------------------------------------------
    Lakeland Bancorp, Inc.                                                   $28,473      $4,352
    The National Bank of Sussex County as of July 15, 1999                     5,317       1,048
------------------------------------------------------------------------------------------------
                                                                             $33,790      $5,400
=================================================================================================


    On February 20, 1998, the Company completed a merger with Metropolitan State Bank (Metropolitan). Under the terms of the merger, each share of Metropolitan common stock was converted into 0.941 shares of Company common stock, resulting in the issuance of 669,968 shares of the Company's common stock and Metropolitan become a wholly-owned subsidiary of the Company. This merger was accounted for under the pooling of interests method of accounting. As of January 28, 2000, Metropolitan was merged into Lakeland. There was no impact on results of operations.

    The results of operations of previous separate companies follows:


------------------------------------------------------------------------------------------------
                                                                     December 31, 1998
------------------------------------------------------------------------------------------------

                                                                                         Net
    (in thousands)                                               Net Interest Income     Income
------------------------------------------------------------------------------------------------
                                                                         (in thousands)
------------------------------------------------------------------------------------------------
    Lakeland Bancorp, Inc.                                                   $31,314      $7,809
    Metropolitan State Bank, as of February 20, 1998                             681         148
------------------------------------------------------------------------------------------------
                                                                             $31,995      $7,957
================================================================================================

NOTE 3 - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and the fair value of the Company's available for sale and held to maturity securities are as follows:


AVAILABLE FOR SALE                         December 31, 1999                                       December 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                              Gross        Gross                                 Gross          Gross
                              Amortized  Unrealized   Unrealized        Fair     Amortized  Unrealized     Unrealized        Fair
(in thousands)                     Cost       Gains       Losses       Value          Cost       Gains         Losses       Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies      $83,693         $92      $(1,798)    $81,987       $81,088      $1,092          $(137)    $82,043
Mortgage-backed securities       12,330          54         (378)     12,006        18,022         140            (48)     18,114
Obligations of states and
  political subdivisions         42,236          23       (1,426)     40,833        44,221         443            (81)     44,583
Other debt securities             9,683          --         (397)      9,286        14,163          25           (100)     14,088
Other equity securities           8,467          12           --       8,479         6,442          12             --       6,454
----------------------------------------------------------------------------------------------------------------------------------
                               $156,409        $181      $(3,999)   $152,591      $163,936      $1,712          $(366)   $165,282
==================================================================================================================================



HELD TO MATURITY                           December 31, 1999                                  December 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                              Gross        Gross                                 Gross          Gross
                              Amortized  Unrealized   Unrealized        Fair     Amortized  Unrealized     Unrealized        Fair
(in thousands)                     Cost       Gains       Losses       Value          Cost       Gains         Losses       Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies      $72,311         $48      $(1,197)    $71,162       $56,983        $982           $(27)    $57,938
Mortgage-backed securities       24,882          15         (522)     24,375        23,023         213            (10)     23,226
States and political
  subdivisions                   16,735          12         (240)     16,507         4,513          78             --       4,591
Other                            11,202          --         (495)     10,707         6,138           6            (53)      6,091
----------------------------------------------------------------------------------------------------------------------------------
                               $125,130         $75      $(2,454)   $122,751       $90,657      $1,279           $(90)    $91,846
==================================================================================================================================

     The following table lists maturities of debt and equity securities at December 31, 1999 classified as available for sale and held to maturity:



                                                                       December 31, 1999
-------------------------------------------------------------------------------------------------------
                                                           Available for Sale        Held to Maturity
                                                           Amortized    Fair        Amortized    Fair
                                                              Cost      Value          Cost     Value
-------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Due in one year or less                                    $20,130     $20,152      $18,162     $18,199
Due after one year through
five years                                                  80,203      78,311       73,509      71,885
Due after five years through ten
years                                                       25,304      24,341        7,277       7,109
Due after ten years                                          9,975       9,302        1,300       1,183
--------------------------------------------------------------------------------------------------------
                                                           135,612     132,106      100,248      98,376
Mortgage-backed securities                                  12,330      12,006       24,882      24,375
Other investments                                            8,467       8,479           --          --
--------------------------------------------------------------------------------------------------------
Total securities                                          $156,409    $152,591     $125,130    $122,751
========================================================================================================

                                             Year ended December 31,
                                  1999                1998                1997
                                -------             -------             -------
                                                 (in thousands)

        Sales proceeds          $12,801             $23,891             $17,821
        Gross gains                  38                 143                  63
        Gross losses                  6                  24                  17

    Securities with a carrying value of approximately $29.2 million and $26.8 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.


NOTE 4 - LOANS

                                                                December 31,
                                                             1999        1998
    ----------------------------------------------------------------------------
                                                             (in thousands)
    Commercial                                             $163,033    $159,299
    Real estate-construction                                 11,938      12,526
    Real estate-mortgage                                    194,433     172,321
    Installment                                             106,878     105,910
    ----------------------------------------------------------------------------
    Total loans                                             476,282     450,056
    ----------------------------------------------------------------------------
      Less:deferred fees (costs)                               (232)          5
    ----------------------------------------------------------------------------
    Loans net of deferred fees (costs)                      476,514     450,051
    ============================================================================

    Changes in the allowance for possible loan losses are as follows:

                                                    Year ended December 31,
                                              ---------------------------------
                                                1999         1998         1997
                                              --------     --------      ------
                                                     (in thousands)

       Balance at beginning of year           $ 7,984      $ 8,262      $ 7,558
       Provision for possible loan losses       1,781          698        1,026
       Loans charged off                       (2,423)      (1,667)        (778)
       Recoveries                                 326          691          456
                                              -------      -------      -------

       Balance at ending of year              $ 7,668      $ 7,984      $ 8,262
                                              =======      =======      =======

    The balance of impaired loans was $4.3 million and $4.3 million at December 31, 1999 and 1998, respectively. The Banks have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for possible loan losses associated with impaired loans was $511,000, $638,000 and $1.3 million at December 31, 1999, 1998 and 1997, respectively. The average recorded investment on impaired loans was $4.3 million, $5.9 million and $6.5 million during 1999, 1998 and 1997, respectively, and the income recognized, primarily on the cash basis, on impaired loans was $325,000, $621,000 and $657,000 during 1999, 1998 and
    1997, respectively. Interest which would have been accrued on impaired loans during 1999, 1998 and 1997 was $486,000, $593,000 and $765,000,
    respectively. The Banks' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Banks recognize income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks; if these factors do not exist, the Banks will not recognize income.

    Non-performing loans consist of loans past due 90 days or more, nonaccrual loans and renegotiated loans. Loans past due 90 days or more are those loans as to which payment of interest or principal is in arrears for a period of 90 days or more but is adequately collateralized as to interest and principal or is in the process of collection. Nonaccrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers' financial difficulties. Interest on these loans is either accrued or credited directly to interest income. Non-performing loans were as follows:

                                                         December 31,
                                            ------------------------------------
                                                1999         1998        1997
                                            ------------------------------------
                                                       (in thousands)
       Non-performing loans:
          Non-accrual loans                    $2,961      $3,281      $4,850
          Past due loans 90 days or more        2,210       4,265       1,404
          Renegotiated loans                      389         399         413
                                            ------------------------------------
                                               $5,560      $7,945      $6,667
                                            ====================================


     The impact of the above non-performing loans on interest income is as follows:

                                                               December 31,
                                                         -----------------------
                                                          1999      1998    1997
                                                         ------    -----    ----
                                                             (in thousands)

       Interest income if performing in accordance with
         original terms                                  $ 486    $ 593    $ 765
       Interest income actually recorded                   348      606      722
                                                         -----    -----    -----

                                                         $ 138    $ (13)   $  43
                                                         =====    =====    =====

    The Banks have entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans at December 31, 1999, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. At December 31, 1999, loans to these related parties amounted to $19.4 million. An analysis of activity in loans to related parties at December 31, 1999, resulted in new loans of $10.6 million and repayments of $9.1 million.

NOTE 5 - PREMISES AND EQUIPMENT

                                                                     Estimated             December 31,
                                                                     useful lives       1999        1998
    -------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
    Land                                                                                $4,178      $4,273
    Buildings and building improvements                              10 to 50 years     13,795      13,501
    Leasehold improvements                                           10 to 50 years      1,660       1,008
    Furniture, fixtures and equipment                                2 to 30 years      11,808      10,591
    -------------------------------------------------------------------------------------------------------
                                                                                        31,441      29,373
    Less accumulated depreciation and amortization                                       9,544       8,618
    -------------------------------------------------------------------------------------------------------
                                                                                       $21,897     $20,755
    =======================================================================================================

NOTE 6 - DEPOSITS

    At December 31, 1999, the schedule of maturities of certificates of deposit is as follows (in thousands):

    Year
    ----
    2000                                                         $179,527
    2001                                                           22,859
    2002                                                            5,447
    2003                                                            4,099
    2004                                                            1,393
    Thereafter                                                      2,010
                                                                 --------
                                                                 $215,335
                                                                 ========


NOTE 7 - Debt

    Lines of Credit

    As of December 31, 1999, NBSC and Metropolitan had approved but unused borrowing capacity with the Federal Home Loan Bank (FHLB), collateralized by FHLB stock, of $13.5 million and $5.0 million, respectively. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 1999 and 1998, there were no related outstanding borrowings. After Metropolitan is fully merged into Lakeland in January 2000, its capacity to borrow with the FHLB will cease.

    Securities Sold Under Agreements to Repurchase

    Borrowed money at December 31, 1999 and 1998 consisted of short-term securities sold under agreements to repurchase. Securities underlying the agreements were under NBSC's and Metropolitan's control. The table below summarizes information relating to those securities sold for 1999, 1998 and 1997. For purposes of the table, the average amount outstanding was calculated based on a daily average.


                                                                          1999          1998        1997
                                                                     --------------------------------------
                                                                                 (in thousands)
    Balance at December 31                                               $10,489        $8,110     $11,737
    Interest rate at December 31                                           4.02%         3.52%       4.80%
    Maximum amount outstanding at any month-end during the year          $18,351       $18,019     $23,472
    Average amount outstanding during the year                           $13,981       $13,021     $13,957
    Weighted average interest rate during the year                         3.70%         4.05%       3.79%


    Long-Term Debt

    NBSC sold $5 million in securities under an agreement to repurchase to the Federal Home Loan Bank (the FHLB) of New York. The securities bear an interest rate of 5.98% and have a maturity date of August 20, 2002, subject to an early call at the option of the FHLB on August 20, 2000 and quarterly thereafter.

    Metropolitan has a $1 million five year convertible advance with the FHLB of New York. The borrowing has an interest rate of 5.03% and a maturity date of April 13, 2004, subject to the FHLB's option to convert this advance on April 13, 2001 and quarterly thereafter. The FHLB may convert the advance with four business days notice for the same or less principal amount at the then current market rates. If the Company chooses not to replace the funding, the Company will repay the convertible advance including any accrued interest on the optional conversion date.


NOTE 8 - STOCKHOLDERS' EQUITY

    On July 19, 1999, the Corporation amended its Certificate of Incorporation to increase the number of authorized common shares from 14,806,718 shares with a par value of $2.50 to 40,000,000 shares with no par value. As a result, the additional paid in capital account has been combined with the common stock account as presented in the consolidated statement of changes in stockholders' equity.

    On August 26, 1998, the Company's Board of Directors authorized a 2 for 1 stock split effected in the form of a 100% stock dividend, which was distributed on October 1, 1998. The deficit in undivided profits contained in the December 31, 1998 consolidated financial statements is primarily the result of a bookkeeping entry charging undivided profits $10.8 million in connection with the Company's accounting for its 2 for 1 stock split effected in the form of a 100% stock dividend distributed October 1, 1998. In accordance with New Jersey corporate law, the Company's Board of Directors on March 10, 1999, approved the reversing of this accounting treatment of the stock dividend, thereby moving the $10.8 million from the capital stock account to the undivided profits account to more accurately reflect the Company's financial condition. This reclassification was reflected in the Company's consolidated statement of changes in stockholders' equity as of December 31, 1999.

    On August 27, 1997, the Company's Board of Directors authorized a 5% stock dividend, which was distributed on October 15, 1997.

NOTE 9 - INCOME TAXES

    The components of income taxes are as follows:

                                                     Years Ended December 31,
                                                 1999          1998        1997
    ----------------------------------------------------------------------------
                                                       (in thousands)
      Current                                  $2,367        $4,345     $ 3,569
      Deferred                                    347            79         665
    ----------------------------------------------------------------------------
    Total provision for income taxes           $2,714        $4,424      $4,234
    ============================================================================


    The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate is as follows:


                                                                        Years Ended December 31,
                                                     1999                       1998                      1997
                                               Amount      Percent      Amount       Percent      Amount        Percent
-----------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Federal income tax, at statutory rates         $2,757         34.0      $4,209          34.0      $4,032          34.0
Increase (deduction) in taxes resulting from:
  Change in valuation allowance                    --           --        (214)         (1.7)        (34)         (0.3)
  Non-taxable interest income                    (797)        (9.8)       (497)         (4.0)       (353)         (3.0)
  State income tax, net of federal
    income tax effect                             243          3.0         566           4.6         524           4.4
  Other-net                                       511          6.3         360           2.9          65           0.5
-----------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes           $2,714         33.5      $4,424          35.7      $4,234          35.7
=======================================================================================================================


    The net deferred tax asset consisted of the following:

                                                                  December 31,
                                                              1999          1998
--------------------------------------------------------------------------------
                                                                  (thousands)
Valuation reserves for land held for sale and other
  real estate                                                   660         793
Allowance for possible loan losses                            2,170       1,779
Non-accrued interest                                            398         622
Depreciation                                                     61         162
Deferred compensation                                           658         479
Other, net                                                       48         356
Unrealized losses on securities available for sale            1,437          --
                                                             ------      ------
Net deferred tax asset                                        5,432       4,191
                                                             ======      ======


Deferred tax liabilities
  Unrealized gain on securities available for sale               --         505
  Other                                                         371         220
                                                             ------      ------
                                                                371         725
                                                             ------      ------

Net deferred tax assets, included in other assets            $5,061      $3,466
                                                             ======      ======

NOTE 10 - EARNINGS PER SHARE

    The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:



                                                       Year ended December 31, 1999
                                                  ---------------------------------------
                                                  (in thousands except per share amounts)
                                                     Income          Shares     Per share
                                                   (numerator)   (denominator)    amount
                                                   -----------   -------------  ---------
    Basic earnings per share
       Net income available to common shareholders    $5,400        12,662       $ 0.43

    Effect of dilutive securities
       Stock options                                     --             51        (0.01)
                                                      ------        ------       ------

    Diluted earnings per share
       Net income available to common shareholders
           plus assumed conversions                   $5,400        12,713       $ 0.42
                                                      ======        ======       ======



                                                       Year ended December 31, 1998
                                                  ---------------------------------------
                                                  (in thousands except per share amounts)
                                                     Income          Shares     Per share
                                                   (numerator)   (denominator)    amount
                                                   -----------   -------------  ---------
    Basic earnings per share
       Net income available to common shareholders    $7,957         12,638       $0.63

    Effect of dilutive securities
       Stock options                                     --              81         --
                                                      ------         ------       -----

    Diluted earnings per share
       Net income available to common shareholders
           plus assumed conversions                   $7,957         12,719       $0.63
                                                      ======         ======       =====




                                                       Year ended December 31, 1997
                                                  ---------------------------------------
                                                  (in thousands except per share amounts)
                                                     Income          Shares     Per share
                                                   (numerator)   (denominator)    amount
                                                   -----------   -------------  ---------
    Basic earnings per share
       Net income available to common shareholders    $7,626         12,535       $ 0.61

    Effect of dilutive securities
      Stock options                                      --             150        (0.01)
                                                      ------         ------       ------

    Diluted earnings per share
      Net income available to common shareholders
           plus assumed conversions                   $7,626         12,685       $ 0.60
                                                      ======         ======       ======

NOTE 11 - EMPLOYEE BENEFIT PLANS

    Profit Sharing Plan

    Lakeland has a profit sharing plan for all its eligible employees. Lakeland's annual contribution to the plan is determined by Lakeland's Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $250,000 for the year ended December 31, 1999, and $200,000 for each of the years ended December 31, 1998 and 1997.

    Salary Continuation Agreements

    During 1996, NBSC entered into a salary continuation agreement with its Chief Executive Officer and its President which entitle them to certain payments upon their retirement. As part of the merger, Lakeland placed in trusts amounts equal to the present value of the amounts that would be owed to them in their retirement. These amounts would be $722,000 for the Chief Executive Officer and $381,000 for the President. Lakeland has no further obligation to pay additional amounts pursuant to these agreements.

    Former CEO Retirement Benefits

    In January 1997, Metropolitan entered into an agreement with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a 15-year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period as well as certain retiree medical benefits. The present value of this obligation was charged to operations. During 1999, 1998 and 1997, $179,000, $154,000 and $194,000, respectively, was charged to operations related to these obligations.

    Retirement Savings Plans (401K plans)

    NBSC has a retirement savings plan (commonly known as a "401(k)") covering qualified employees. NBSC's contributions to the 401(k) totaled $86,000 in 1999, $76,000 in 1998, and $85,000 in 1997.

    Metropolitan has a 401(k) plan covering substantially all employees. Beginning January 1, 1998, Metropolitan matched 50% of employee contributions for all participants, not to exceed 5% of their total salary. Contributions made by Metropolitan were $26,000 and $27,000, respectively, for the years ended December 31, 1999 and 1998.

    Employee Stock Ownership Plan

    NBSC has an Employee Stock Ownership Plan ("ESOP"). NBSC's contributions to the ESOP totaled $200,000 each year ended December 31, 1999, 1998, and 1997. These amounts are included in "salaries and employee benefits."

    Postretirement Health Care Benefits

    NBSC provides postretirement health care benefits and life insurance coverage to its employees who meet certain predefined criteria. The expected cost of these benefits is charged to expense during the years that eligible employees render service.

The accumulated postretirement benefit obligations (APBO's) as of December 31, 1999 and 1998 were as follows:

                                                                                              December 31,
                                                                                 ----------------------------------
                                                                                       1999               1998
                                                                                       ----               ----
                                                                                              (in thousands)

       Accumulated postretirement benefit obligation, January 1                             $184        $      390
                                                                                 ----------------       ----------

       Service cost                                                                           12                 8
       Interest cost                                                                          15                12
       Actuarial gain                                                                         40              (213)
       Estimated benefit payments                                                             (9)              (13)
                                                                                 ----------------       ----------

       Total accumulated postretirement benefit obligation                                   242               184
       Unrecognized net gain due to past experience different
          from that assumed and effects of changes in assumptions made                       133               183
       Unamortized transition obligation                                                    (111)             (119)
                                                                                 ----------------       ----------

       Accrued accumulated postretirement benefit obligation                      $          264        $      248
                                                                                   =============         =========

    In 1998, NBSC changed its method of providing hospital and medical benefits to its retirees from a traditional point of service plan to a fully insured Medicare Supplement plan. As a result, the costs to offer health benefits to NBSC's retirees were substantially reduced. This reduction resulted in a reduction in NBSC's unamortized transition obligation of $198,000.

    The components of net periodic post retirement benefit cost are as follows:

                                                                                       December 31,
                                                                      --------------------------------------------
                                                                          1999             1998            1997
                                                                      ------------     ------------    -----------
                                                                                     (in thousands)
      Service cost, benefits attributed to employee service
         during the year                                         $          12       $         8       $        20
      Interest cost on APBO                                                 15                12                25
      Amortization of transition obligation                                  8                 8                22
      Amortization of gains                                                (13)              (18)              (32)
                                                                  -------------        ---------        ----------

      Net periodic postretirement benefit cost                   $          22        $       10        $       35
                                                                  =============        =========         =========


    The discount rate used to determine the NBSC's APBO for 1999 was 7.25%, for 1998 was 6.75% and for 1997 was 7.0%. The rate of increase projected for future compensation levels was 4.0%. NBSC projected that the cost of medical benefits would increase at the following rates: 8% in 2000 grading down to 5.0% in 2006 and each year thereafter.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:


                                                           Increase   Decrease
                                                          ---------  ----------
     Effect on total of service and interest cost components  6.3%     (5.2%)
     Effect on the postretirement benefit obligation          4.8%     (4.0%)

Deferred Compensation Arrangements

    High Point had established deferred compensation arrangements for certain directors and executives of High Point and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company's liabilities under these arrangements are being accrued from the commencement of the plans over the participants' remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the proceeds of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets.

NOTE 12 - DIRECTORS RETIREMENT PLAN

    The Board of Directors of the Company adopted a plan, effective January 1, 1997, which provides that any director having completed ten years of service may retire and continue to be paid for a period of ten years at a rate of $5,000, $7,500, $10,000 or $12,500 per annum, depending upon years of credited service. This plan is unfunded. The following tables present the status of the plan and the components of net periodic plan cost for the years then ended.

                                                                                                December 31,
                                                                                    ---------------------------------
                                                                                          1999               1998
                                                                                          ----               ----
                                                                                               (in thousands)

       Actuarial present value of benefit obligation
          Vested                                                                     $       276              $266
          Nonvested                                                                            4                11
                                                                                      -----------             ----

                                                                                     $       280              $277
                                                                                      ==========               ===

       Projected benefit obligation                                                  $       316              $293
       Unrecognized net loss                                                                 (23)              (14)
       Unrecognized prior service cost being amortized over fifteen years                   (178)             (193)
                                                                                      -----------            -----

       Accrued plan cost included in other liabilities                               $       115             $  86
                                                                                      ==========              ====

                                                                                Year ended December 31,
                                                                         -----------------------------------------
                                                                          1999             1998               1997
                                                                          ----             ----               ----
                                                                                     (in thousands)
       Net periodic plan cost included the following components:
          Service cost                                            $          1          $      1            $    2
          Interest cost                                                     21                19                18
          Amortization of prior service cost                                16                16                16
                                                                    ----------              ----              ----

                                                                   $        38             $  36             $  36
                                                                    ==========              ====              ====


    A discount rate of 7% was assumed in the plan valuation. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

NOTE 13  - STOCK OPTION PLANS

    Employee Incentive Stock Option Plans

    The Company has assumed the outstanding options granted under three employee stock option plans established by High Point so that key employees could benefit from increases in the price of the Company's common stock and would therefore have an incentive to contribute to the Company's success. The 1997 plan covers options to purchase up to 162,000 shares; the 1990 plan covers options to purchase up to 60,000 shares; and the 1987 plan covers options to purchase up to 60,065 shares.

    In November 1995, options to purchase an aggregate of 114,000 shares of stock were granted under the 1987 and 1990 stock option plans. Each option had an exercise price of $5.63, which was the fair value of a share on the date of grant. All of these options vested within three months after the date of grant.

    In October 1997, High Point granted options to purchase an aggregate of 6,000 shares of stock under the 1990 stock option plan. Each option had an exercise price of $10.52, which was the fair value of a share on the date of grant. All of these options vested on the date of grant.

    Non-employee Director Stock Option Plan

    The Company has assumed outstanding options granted under the 1996 Non-employee Director Stock Option Plan established by High Point. Options granted under this plan were at fair market value as of the date of grant. These options vest at a rate of 20% a year for five years.

    Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                          1999              1998            1997
                                                                          ----              ----            ----

                                                                        (in  thousands,  except  per  share data)

       Net income                                  As reported         $ 5,400          $  7,957        $    7,626
                                                   Pro forma             5,335             7,924             7,579

       Net income per common share - basic         As reported           $ 0.43            $ 0.63           $ 0.61
                                                   Pro forma               0.42              0.63             0.60

       Net income per common share - diluted       As reported            $0.42            $ 0.63           $ 0.60
                                                   Pro forma               0.42              0.62             0.60


    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997: dividend rate of $0.10 in 1997; expected volatility 31% in 1997; risk-free interest rates of 5.50% in 1997 and expected lives of 7 years. There were no options granted in 1998 or 1999.

A summary of the status of the Company's option plans as of December 31, 1999, 1998 and 1997 and the changes during the years ending on those dates is represented below:

                                                    1999                  1998                      1997
                                                    ----                  ----                      ----

                                                       Weighted                  Weighted                 Weighted
                                            Number      average      Number      average       Number      average
                                              of       exercise        of        exercise        of       exercise
                                            Shares       price       Shares       price        Shares       price
                                            ------       -----       ------       -----        ------       -----

       Outstanding, beginning of year       130,800       $5.81      213,600   $    5.77      231,000   $    5.63
       Granted                                  ---      ---             ---      ---           6,000       10.52
       Exercised                            (47,000)       5.75      (81,600)       5.63       (7,200)       5.63
       Forfeited                             (1,200)      10.52       (1,200)      10.52      (16,200)       5.63
                                          ---------            -   ---------                ---------
       Outstanding, end of year              82,600     $  5.77      130,800   $    5.81      213,600   $    5.77
                                                         ======                 ========                 =========
       Options exercisable at year end       82,600                  130,800                  213,600
                                             ======                  =======                  =======
       Weighted average fair value of
           options granted during the
           year                                         $ -                    $     -                     $10.52
                                                         ===                    ========                    =====

    The following table summarizes information about options outstanding at December 31, 1999:


                                 Options outstanding                                      Options exercisable
       ------------------------------------------------------------------------     ------------------------------

                                                  Weighted
                                Number             average         Weighted               Number          Weighted
                           outstanding at        remaining          average         outstanding at        average
              Range of       December 31,        contractual       exercise           December 31,        exercise
          exercise prices        1999            life (years)        price                1999             price
       ------------------- ------------------- ----------------- --------------     -------------------  ---------

   $      5.63                  80,200             7.67              $5.63                80,200            $5.63
         10.52                   2,400             7.75              10.52                 2,400            10.52
                               -------                                                   -------
                                82,600                                                    82,600
                                ======                                                    ======





NOTE 14 - RELATED PARTY TRANSACTIONS

    In 1988, NBSC sold certain banking and other premises to FMI, Inc. The banking premises were leased back to the Company (as the successor of High Point) for periods ranging from 10 to 15 years. The Company (as the successor of High Point) realized a gain on this transaction, which was deferred and was amortized into income over the applicable lease terms. As of December 31, 1997, the unamortized deferred gain was approximately $216,000. In July 1998, NBSC repurchased those branches and other premises sold to FMI, Inc. for $3.2 million, the fair market value at the time of the transaction. The unamortized deferred gain of $150,000 was used to reduce the cost basis of the property. FMI, Inc. is a wholly owned subsidiary of Franklin Mutual Insurance Co. The president of FMI, Inc. was a member of High Point's Board of Directors.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

    Lease Obligations

    Rentals under long-term operating leases amounted to approximately $325,000, $511,000, and $627,000 for the years ended December 31, 1999, 1998 and 1997, respectively, including rent expense to related parties of $58,000 in 1999, $335,000 in 1998 and $486,000 in 1997. At December 31, 1999, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2008 are as follows(in thousands):

       December 31,
       ------------

         2000                                            $   332
         2001                                                303
         2002                                                299
         2003                                                265
         2004                                                277
         Thereafter                                        1,887
                                                       ---------

                                                          $3,363
                                                       =========
    Litigation

    From time to time, the Company and its subsidiaries are defendants in legal proceedings relating to their respective businesses. Management does not believe that the outcome of any legal proceeding that was pending as of December 31, 1999, or any other contingent liability or commitment, will materially affect the Company's consolidated financial position or results of operations.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

    The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

    The Banks' exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

    Unless noted otherwise, the Banks do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:


                                                                                              December 31,
                                                                                         -----------------------
                                                                                          1999              1998
                                                                                          ----              ----
                                                                                             (in thousands)
        Financial instruments whose contract amounts represent credit risk
           Commitments to extend credit                                                  $72,269         $  97,924
           Standby letters of credit and financial guarantees written                      3,855             3,419


    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation.

    Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1999 and 1998 varies up to 100%.

    The Banks grant loans primarily to customers in its immediately adjacent suburban counties which include Bergen, Morris, Passaic, Sussex and Essex counties. Although the Banks have diversified loan portfolios, a large portion of their loans are secured by commercial or residential real property. The Banks do not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic sector. Commercial and standby letters of credit were granted primarily to commercial borrowers.

NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

    Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

    Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1999 and 1998 are outlined below.

    For cash and cash equivalents and interest bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

    The net loan portfolio at December 31, 1999 and 1998 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

    The estimated fair values of demand deposits (i.e. interest (checking) and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts of variable rate accounts approximate their fair values at the reporting date. For fixed maturity certificates of deposit, fair value was estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

    The fair value of securities sold under agreements to repurchase and long-term debt are based upon discounted value of contractual cash flows. The Company estimates the discount rate using the rates currently offered for similar borrowing arrangements.

    The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.

    The carrying values and estimated fair values of the Company's financial instruments are as follows:



                                                                          December 31,
                                                    ---------------------------------------------------
                                                               1999                     1998
                                                    ---------------------------------------------------
                                                        Carrying   Estimated      Carrying   Estimated
                                                           Value  fair value         Value  fair value
-------------------------------------------------------------------------------------------------------
Financial Assets:                                                        (in thousands)
  Cash and cash equivalents                              $40,342     $40,342       $63,805     $63,805
  Interest bearing deposits with banks                       216         216           204         204
  Investment securities available for sale               152,591     152,591       165,282     165,282
  Investment securities held to maturity                 125,130     122,751        90,657      91,846
  Loans                                                  476,282     470,384       450,056     454,601

Financial Liabilities:
  Deposits                                              $736,739    $737,353      $711,811    $714,837
  Federal funds purchased and securities sold under
    agreements to repurchase                              10,489      10,489         8,110       8,110
  Long-term debt                                           6,000       6,000         5,000       5,298
Commitments:
  Standby letters of credit                                  ---          15           ---           3


NOTE 18 - REGULATORY MATTERS

    The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

    The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the banks will be unimpaired, and (1) the banks will have a surplus, as defined, of not less than 50% of their capital, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of the banks. Under these limitations, approximately $9.0 million was available for payment of dividends from Lakeland and Metropolitan to the Company as of December 31, 1999.

    NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years, without prior approval from the Office of the Comptroller of the Currency. In addition, if NBSC sustains losses that exceed its aggregate retained earnings, NBSC may not pay dividends until the losses are recovered. Under these limitations approximately $3.6 million was available for the payment of dividends from NBSC to the Company as of December 31, 1999.

    The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Banks' consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Company and the Banks met all capital adequacy requirements to which they are subject.

    As of December 31, 1999, the Company and the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

    As of December 31, 1999 and 1998, the Company and the Banks had the following capital ratios:



                                                                                       For capital
                                             Actual                                  adequacy purposes
                                      -------------------    ------------------------------------------------------------------
                                      Amount        Ratio               Amount                               Ratio
                                      ------        -----    --------------------------------    ------------------------------
                                                                                 (dollars in thousands)
As of December 31, 1999
           Total capital
              (to risk-weighted
              assets)
                 Company            $80,738        16.66%    Greater than or equal to $38,773    Greater than or equal to 8.00%
                 Lakeland            43,691        16.42                               21,286                             8.00
                 NBSC                23,769        16.50                               11,525                             8.00
                 Metropolitan         9,576        13.50                                5,677                             8.00
          Tier I capital
              (to risk-weighted
              assets)
                 Company            $74,663        15.40%    Greater than or equal to $19,386    Greater than or equal to 4.00%
                 Lakeland            40,734        15.31                               10,643                             4.00
                 NBSC                21,941        15.23                                5,763                             4.00
                 Metropolitan         8,825        12.44                                2,838                             4.00
          Tier I capital
              (to average assets)
                 Company            $74,663         8.88%    Greater than or equal to $33,643    Greater than or equal to 4.00%
                 Lakeland            40,734         9.07                               17,964                             4.00
                 NBSC                21,941         7.84                               11,197                             4.00
                 Metropolitan         8,825         7.74                                4,560                             4.00

                                                                        To be well
                                                                     capitalized under
                                                                     prompt corrective
                                                                     action provisions
                                           ---------------------------------------------------------------------
                                                           Amount                           Ratio
                                           ---------------------------------   ---------------------------------
                                                                   (dollars in thousands)
As of December 31, 1999
           Total capital
              (to risk-weighted
              assets)
                 Company                   Greater than or equal to $48,605   Greater than or equal to 10.00%
                 Lakeland                                            26,608                            10.00
                 NBSC                                                14,407                            10.00
                 Metropolitan                                         7,095                            10.00
          Tier I capital
              (to risk-weighted
              assets)
                 Company                   Greater than or equal to $29,080   Greater than or equal to 6.00%
                 Lakeland                                            15,965                            6.00
                 NBSC                                                 8,644                            6.00
                 Metropolitan                                         4,257                            6.00
          Tier I capital
              (to average assets)
                 Company                   Greater than or equal to $42,040   Greater than or equal to 5.00%
                 Lakeland                                            22,455                            5.00
                 NBSC                                                13,992                            5.00
                 Metropolitan                                         5,701                            5.00


                                                                                           For capital
                                                Actual                                   adequacy purposes
                                       ---------------------     ------------------------------------------------------------------
                                         Amount        Ratio                Amount                               Ratio
                                       --------        -----     --------------------------------    ------------------------------
                                                                                      (dollars in thousands)
       As of December 31, 1998
          Total capital
              (to risk-weighted
              assets)
                 Company                 $78,690        17.05%   Greater than or equal to $36,921  Greater than or equal to 8.00%
                 Lakeland                 42,840        16.77                             $20,437                           8.00%
                 NBSC                     23,538        17.46                             $10,782                           8.00%
                 Metropolitan              8,961        13.81                              $5,191                           8.00%
          Tier I capital
              (to risk-weighted
              assets)
                 Company                 $72,922        15.80%   Greater than or equal to $78,461  Greater than or equal to 4.00%
                 Lakeland                 39,648        15.52                             $10,219                           4.00
                 NBSC                     21,824        16.19                              $5,391                           4.00
                 Metropolitan              8,264        12.74                              $2,595                           4.00
          Tier I capital
              (to average assets)
                 Company                 $72,922         9.35%   Greater than or equal to $31,163  Greater than or equal to 4.00%
                 Lakeland                 39,648         9.18                             $17,275                           4.00
                 NBSC                     21,824         8.53                             $10,239                           4.00
                 Metropolitan              8,264         8.16                              $4,051                           4.00

                                                                        To be well
                                                                     capitalized under
                                                                     prompt corrective
                                                                     action provisions
                                           ---------------------------------------------------------------------
                                                           Amount                           Ratio
                                           ---------------------------------   ---------------------------------
                                                                   (dollars in thousands)
       As of December 31, 1998
          Total capital
              (to risk-weighted
              assets)
                 Company                    Greater than or equal to $46,152   Greater than or equal to 10.00%
                 Lakeland                                            $25,546                            10.00%
                 NBSC                                                $13,478                            10.00%
                 Metropolitan                                         $6,489                            10.00%
          Tier I capital
              (to risk-weighted
              assets)
                 Company                    Greater than or equal to $27,691   Greater than or equal to 6.00%
                 Lakeland                                            $15,327                            6.00%
                 NBSC                                                 $8,087                            6.00%
                 Metropolitan                                         $3,893                            6.00%
          Tier I capital
              (to average assets)
                 Company                    Greater than or equal to $38,954   Greater than or equal to 5.00%
                 Lakeland                                             21,593                            5.00
                 NBSC                                                 12,792                            5.00
                 Metropolitan                                          5,064                            5.00

NOTE 19 - SUBSEQUENT EVENTS

    In February 2000, the Company's Board of Directors approved a 2000 stock option plan (2000 plan) to issue options to employees and directors. The 2000 plan is subject to shareholder approval.

    In February 2000, the Company's Board of Directors approved a stock repurchase plan of its common stock. Repurchases can be made from time to time and will be used for general corporate purposes. No time limit has been set for the completion of this program.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                         Quarter ended
                                        ----------------------------------------------------
                                           March 31,   June 30,  September 30,December 31,
                                           1999         1999        1999          1999
                                        ----------------------------------------------------
                                              (In Thousands, Except Per Share Amounts)

Total interest income                       $13,015      $13,424     $13,804        $13,788
Total interest expense                        5,092        5,102       5,041          5,006
                                        ----------------------------------------------------
Net interest income                           7,923        8,322       8,763          8,782
Provision for possible loan losses              105          160         140          1,376
Non-interest income                           1,514        1,634       1,495          1,681
Merger related expenses                         ---          ---       2,431          1,090
Non-interest expense                          6,625        6,428       6,641          7,004
                                        ----------------------------------------------------
Income before taxes                           2,707        3,368       1,046            993
Income taxes                                    867        1,090         671             86
                                        ----------------------------------------------------
  Net income                                 $1,840       $2,278        $375           $907
                                        ====================================================

Earnings per share
              Basic                           $0.15        $0.17       $0.03          $0.08
              Diluted                         $0.15        $0.17       $0.03          $0.07

                                                             Quarter ended
                                        ---------------------------------------------------------
                                            March 31,     June 30,  September 30, December 31,
                                             1998          1998         1998          1998
                                        ---------------------------------------------------------
                                                (In Thousands, Except Per Share Amounts)

Total interest income                          $12,724      $12,727      $12,931         $13,489
Total interest expense                           4,915        4,846        5,001           5,114
                                        ---------------------------------------------------------
Net interest income                              7,809        7,881        7,930           8,375
Provision for possible loan losses                  49           53           62             534
Non-interest income                              1,558        1,483        1,443           1,633
Non-interest expense                             6,407        6,239        5,937           6,450
                                        ---------------------------------------------------------
Income before taxes                              2,911        3,072        3,374           3,024
Income taxes                                     1,032        1,105        1,176           1,111
                                        ---------------------------------------------------------
  Net income                                    $1,879       $1,967       $2,198          $1,913
                                        =========================================================

Earnings per share
              Basic                              $0.15        $0.16        $0.17           $0.15
              Diluted                            $0.15        $0.16        $0.17           $0.15

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY:

                                BALANCE SHEETS

                                                                                        December 31,
ASSETS                                                                                1999        1998
-------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
  Cash and due from banks                                                             $130        $288
  Federal funds sold                                                                   ---         142
  Investment securities available for sale                                              18          18
  Investment in bank subsidiary                                                     69,111      70,570
  Land held for sale                                                                 1,935       1,865
  Other assets                                                                       1,303         924
-------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                 $72,497     $73,807
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
  Other liabilities                                                                   $215         $44
  Stockholders' equity                                                              72,282      73,763
-------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $72,497     $73,807
=======================================================================================================

                               INCOME STATEMENTS

                                                                           Years Ended December 31,
INCOME                                                                  1999          1998        1997
-------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
  Dividends from subsidiary                                           $5,010        $2,650      $2,421
  Other income                                                            41            11          61
-------------------------------------------------------------------------------------------------------
       TOTAL INCOME                                                    5,051         2,661       2,482
-------------------------------------------------------------------------------------------------------
EXPENSE
  Interest expense                                                       ---           ---          32
  Non-interest expenses                                                1,662           396         233
-------------------------------------------------------------------------------------------------------
       TOTAL EXPENSE                                                   1,662           396         265
-------------------------------------------------------------------------------------------------------
Income before benefit for income taxes                                 3,389         2,265       2,217
Benefit for income taxes                                                (267)         (120)        (70)
-------------------------------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries                                               3,656         2,385       2,287
Equity in undistributed income of subsidiaries                         1,744         5,572       5,339
-------------------------------------------------------------------------------------------------------
NET INCOME                                                            $5,400        $7,957      $7,626
=======================================================================================================

                           STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31,
                                                                        1999          1998        1997
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           (in thousands)
Net income                                                            $5,400        $7,957      $7,626
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   (Increase) decrease in other assets                                  (447)           44        (333)
   Increase (decrease) in other liabilities                              171           199          (9)
   Equity in undistributed income of subsidiaries                     (1,744)       (5,572)     (5,589)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    3,380         2,628       1,695
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale and maturity of investment
    securities available for sale                                        ---           ---         198
  Decrease in interest bearing deposits with banks                       ---           ---         123
  Proceeds received from option on land held for sale                    ---           ---          20
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                ---           ---         341
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 269           470         899
  Cash dividends paid on common stock                                 (3,314)       (2,586)     (1,988)
  Repayments of long-term debt                                           ---           ---        (973)
  Purchase of treasury stock                                            (635)         (782)        (64)
  Exercise of stock options                                              ---           290          40
-------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                 (3,680)       (2,608)     (2,086)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (300)           20         (50)
Cash and cash equivalents, beginning of year                             430           410         460
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $130          $430        $410
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                        $ ---         $ ---         $41

ITEM 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

The Company changed accountants from Radics & Co., LLC to Grant Thornton LLP during the Company's two most recent fiscal years. Information concerning this change was previously filed in Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed with the SEC on June 8, 1999.


                                   PART  III
                                   ---------

ITEM 10 - Directors and Executive Officers of the Registrant
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and
          Management
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

ITEM 13 - Certain Relationships and Related Transactions

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.


                                   PART  IV
                                   --------

ITEM 14 -  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K

(a)  1.    The following portions of the Company's consolidated financial statements are set forth in Item 8 of this Annual Report.

      (i)  Consolidated Statements of Condition as of December 31, 1999 and
           1998.
     (ii) Consolidated Statements of Income for each of the three years ended December 31, 1999, 1998 and 1997.
    (iii) Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 1999, 1998, and 1997.
     (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999, 1998 and 1997.
      (v)  Notes to Consolidated Financial Statements
     (vi)  Report of Grant Thornton LLP

(a)  2.    Financial Statement Schedules
All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a)  3.    Exhibits

    3.1 Certificate of Incorporation of the Registrant, as amended, is incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
    3.2    By Laws of the Registrant are incorporated herein by reference to
           Exhibit 4.2 to the Registration Statement on Form S-3 filed by the Registrant with the Commission on March 30, 1990.
   10.1 Amended and Restated Agreement and Plan of Reorganization, dated as of January 14, 1998, by and between the Registrant and Metropolitan State Bank is incorporated by reference to Appendix A to the Proxy Statement --Prospectus, dated January 15, 1998, contained in the Registant's Registration Statement on Form S-4 (No. 333-42851).
   10.2 Lakeland State Bank Directors' Deferred Compensation Plan is incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 26, 1998.
   10.3 Agreement and Plan of Merger, dated as of December 7, 1998, by and between the Registrant and High Point Financial Corp., is incorporated by reference to Annex A , the joint proxy statement prospectus, dated June 8, 1999, contained in the Registrant's Registration Statement on Form S-4 (No 333-79907).
   10.4 Stock Option Agreement, dated as of December 7, 1998, by and between the Registrant and High Point Financial Corp., is incorporated by reference to Annex D, the joint proxy statement prospectus, dated June 8, 1999, contained in the Registrant's Registration Statement on Form S-4 (No.333-79907).
   10.5 Lakeland Bancorp, Inc. 2000 Equity Compensation Program (subject to shareholder approval).
   10.6 Employment Agreement - Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma.
   10.7 Amended and Restated Agreement and Plan of Merger, made as of December 8, 1999, between LB and MSB.
   16.1    Letter re: Change in Accountant is incorporated by reference to
           Exhibit 16 to the Registrant's Current Report on Form 8-K, filed with the Commission on February 18, 1999.
   21.1    Subsidiaries of Registrant.
   23.1    Consent of Grant Thornton LLP Independent Certified Public
           Accountants.
   24.1    Power of Attorney.
   27.1    Financial Data Schedule.

   99.1    Forward-looking Statement Information.

(b)    Reports on Form 8-K

           On October 12, 1999, the Company filed a Current Report on Form 8-K with the SEC, which reported that on July 15, 1999, the Company completed its acquisition of High Point Financial Corp. by merging High Point into the Company. The 8-K contained historical consolidated financial statements of the Company (as of December 31, 1998 and 1997 and for the three years ended December 31, 1998, 1997 and 1996) taking into account the merger.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LAKELAND BANCORP, INC.


Dated: March 28, 2000                       By     /s/ Roger Bosma
      ---------------                          -----------------------------
                                                       Roger Bosma
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Capacity                       Date
---------                        --------                       ----
/s/ Roger Bosma
-------------------------------  Director, Chief Executive
Roger Bosma                      Officer, and President


-------------------------------  Director
Robert B. Nicholson

/s/ John W. Fredericks*
-------------------------------  Director
John W. Fredericks

/s/ Bruce G. Bohuny*
-------------------------------  Director
Bruce G. Bohuny

/s/ Mary Ann Deacon*
-------------------------------  Director
Mary Ann Deacon

/s/ Mark J. Fredericks*
-------------------------------  Director
Mark J. Fredericks

/s/ John Pier, Jr.*
-------------------------------  Director
John Pier, Jr.

/s/ Paul P. Lubertazzi*
-------------------------------  Director
Paul P. Lubertazzi

/s/ Joseph P. O'Dowd*
-------------------------------  Director
Joseph P. O'Dowd

/s/ Arthur L. Zande*
-------------------------------  Director
Arthur L. Zande


-------------------------------  Director
Michael A. Dickerson

/s/ Charles L. Tice*
-------------------------------  Director
Charles L. Tice

/s/  George H. Guptill, Jr.*
-------------------------------  Director
George H. Guptill, Jr.

/s/ Joseph Hurley*
-------------------------------  Executive Vice President and
Joseph Hurley                    Chief Financial Officer


    /s/ Roger Bosma
*By:_____________________
   Roger Bosma
   Attorney-in-Fact