Form 10-Q
period 2000-03-31
LAKELAND BANCORP INC
filed 2000-05-12
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 31, 2000
                                                    --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to _____________

Commission file number                  33-27312
                                        --------

                             LAKELAND BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 New Jersey                                22-2953275
 -------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

        250 Oak Ridge Road,  Oak Ridge, New Jersey            07438
 -------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                                 (973) 697-2000
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


 -------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 31, 2000 there were 12,666,862 outstanding shares of Common Stock, no par value.

                             LAKELAND BANCORP, INC.

                                 Form 10-Q Index

                                                                                                        PAGE
                            Part I       Financial Information

Item 1.     Financial Statements:

               Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999              1

               Consolidated Income Statements - Unaudited Three Months Ended
                    March 31, 2000 and 1999                                                                2

               Consolidated Statements of Changes in Stockholders' Equity - Unaudited Three
                    months ended March 31, 2000 and 12 months ended December 31, 1999                      3

               Consolidated Statements of Cash Flows - Unaudited Three Months Ended March 31,
                    2000 and 1999                                                                          4

               Notes to Consolidated Financial Statements (unaudited)                                      5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                            7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                    13

                            Part II      Other Information

Item 1.     Legal Proceedings                                                                             14

Item 2.     Changes in Securities and Use of Proceeds                                                     14

Item 3.     Defaults Upon Senior Securities                                                               14

Item 4.     Submission of Matters to a Vote of Security Holders                                           14

Item 5.     Other Information                                                                             14

Item 6.     Exhibits and Reports on Form 8-K                                                              14


                The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

                    Lakeland Bancorp, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31, 2000           December 31, 1999
ASSETS                                                                            (unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                                               (dollars in thousands)
Cash and due from banks                                                               $41,387                         $31,386
Federal funds sold                                                                      6,000                           8,956
------------------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                 47,387                          40,342

Interest bearing deposits with banks                                                      216                             216
Investment securities available for sale                                              156,018                         152,591
Investment securities held to maturity; fair value of $116,422
    in 2000 and $122,751 in 1999                                                      119,532                         125,130
Loans, net of deferred loan fees                                                      482,299                         476,514
   Less: allowance for possible loan losses                                             7,705                           7,668
------------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                     474,594                         468,846
Premises and equipment - net                                                           21,876                          21,897
Accrued interest receivable                                                             5,495                           5,979
Other assets                                                                           15,061                          15,169
------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                   $840,179                        $830,170
==============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Deposits:
     Non-interest bearing                                                            $169,298                        $165,559
     Savings and interest bearing transaction accounts                                357,902                         355,845
     Time deposits under $100                                                         178,233                         180,287
     Time deposits $100 and over                                                       40,392                          35,048
------------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                745,825                         736,739
Securities sold under agreements to repurchase                                         10,248                          10,489
Long-term debt                                                                          6,000                           6,000
Other liabilities                                                                       4,777                           4,660
------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                             766,850                         757,888
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                            ----                            ----
Stockholders' equity:
Common stock, no par value, 1999; authorized shares,
   40,000,000 at March 31, 2000 and December 31, 1999;
   issued shares, 12,672,262 at March 31, 2000 and
   December 31, 1999; outstanding shares, 12,666,862 at
   March 31, 2000 and 12,668,262 at December 31, 1999                                  71,291                          71,330
Retained Earnings                                                                       5,002                           3,548
Treasury stock, at cost                                                                   (59)                            (67)
Accumulated other comprehensive income (loss)                                          (2,762)                         (2,381)
Loan for options exercised                                                               (143)                           (148)
------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                    73,329                          72,282
------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $840,179                        $830,170
==============================================================================================================================

See accompanying notes to consolidated financial statements

                    Lakeland Bancorp, Inc. and Subsidiaries
                         CONSOLIDATED INCOME STATEMENTS

                                                                                               For the three months ended
                                                                                                        March 31,
                                                                                         2000                            1999
                                                                                                        (unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands, except per share data)
INTEREST INCOME
  Loans and fees                                                                       $9,806                          $9,034
  Federal funds sold                                                                       68                             393
  Taxable investment securities                                                         3,361                           3,063
  Tax exempt investment securities                                                        630                             525
------------------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST INCOME                                                    13,865                          13,015
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                                              4,687                           4,934
  Interest on short-term borrowings                                                       180                              83
  Long-term debt                                                                           77                              75
------------------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST EXPENSE                                                    4,944                           5,092
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                     8,921                           7,923
Provision for possible loan losses                                                        500                             105
------------------------------------------------------------------------------------------------------------------------------
                       NET INTEREST INCOME AFTER PROVISION FOR
                          POSSIBLE LOAN LOSSES                                          8,421                           7,818

NONINTEREST INCOME
  Service charges on deposit accounts                                                   1,125                             988
  Commissions and fees                                                                    352                             333
  Gain (loss) on the sales of securities                                                  (42)                             25
  Other income                                                                            150                             168
------------------------------------------------------------------------------------------------------------------------------
              TOTAL NONINTEREST INCOME                                                  1,585                           1,514
------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                                        3,546                           3,646
  Net occupancy expense                                                                   612                             565
  Furniture and equipment                                                                 712                             645
  Stationary, supplies and postage                                                        371                             361
  Other expenses                                                                        1,125                           1,408
------------------------------------------------------------------------------------------------------------------------------
              TOTAL NONINTEREST EXPENSE                                                 6,366                           6,625
------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                3,640                           2,707
Provision for income taxes                                                              1,236                             867
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                             $2,404                          $1,840
==============================================================================================================================

EARNINGS PER COMMON SHARE
Basic and diluted                                                                       $0.19                           $0.15
==============================================================================================================================
                                                                                              For the three months ended
                                                                                                        March 31,
                                                                                         2000                            1999
                                                                                                       (unauditied)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
NET INCOME                                                                             $2,404                          $1,840
------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME NET OF TAX:

Unrealized securities losses arising during period                                       (398)                           (311)
Less: reclassification for gains(losses) included in Net Income                            17                             (16)
------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                                                 (381)                           (327)
------------------------------------------------------------------------------------------------------------------------------
              TOTAL COMPREHENSIVE INCOME                                               $2,023                          $1,513
==============================================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                             Accumulated
                                       Common stock                    Retained                    Other
                                 ----------------------- Additional    earnings            Comprehensive   Loan for
                                    Number of               Paid-in (Accumulated  Treasury        Income    Options
(dollars in thousands)                 Shares    Amount     Capital     deficit)     Stock        (Loss)  Exercised  Total
---------------------------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
BALANCE DECEMBER 31, 1998          12,672,262    $31,681    $50,836     ($9,297)   ($129)         $841     ($169)  $73,763
Net Income 1999                           ---        ---        ---       5,400      ---           ---       ---     5,400
Other comprehensive loss,
        net of tax                        ---        ---        ---         ---      ---        (3,222)      ---    (3,222)
Reallocate for no par value stock         ---     40,077    (50,836)     10,759      ---           ---       ---         0
Exercise of stock options                 ---       (428)       ---         ---      697           ---       ---       269
Payment on loan issued for
      options exercised                   ---        ---        ---         ---      ---           ---        21        21
Cash dividend                             ---        ---        ---      (3,314)     ---           ---       ---    (3,314)
Purchase of treasury stock                ---        ---        ---         ---     (635)          ---       ---      (635)
---------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999          12,672,262     71,330        ---       3,548      (67)       (2,381)     (148)   72,282
Net Income, first quarter 2000                                            2,404                                      2,404
Other comprehensive income,
        net of tax                        ---        ---        ---         ---      ---          (381)      ---      (381)
Exercise of stock options                 ---        (39)       ---         ---       60           ---       ---        21
Stock dividends                           ---        ---        ---         ---      ---           ---       ---       ---
Stock issuances                           ---        ---        ---         ---      ---           ---       ---         0
Payment on loan issued for
      options exercised                   ---        ---        ---         ---      ---           ---         5         5
Cash dividend                             ---        ---        ---        (950)     ---           ---       ---      (950)
Purchase of treasury stock                           ---        ---         ---      (52)          ---       ---       (52)
---------------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2000
   (unaudited)                     12,672,262    $71,291         $0      $5,002     ($59)      ($2,762)    ($143)  $73,329
===========================================================================================================================

See accompanying notes to consolidated financial statements

                    Lakeland Bancorp, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

                                                                               For the three months ended
                                                                                        March 31,
                                                                          2000                             1999
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                  (in thousands)
Net income                                                              $2,404                           $1,840
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Net amortization of premiums, discounts and deferred loan fees
    and costs                                                              155                              163
  Depreciation and amortization                                            498                              504
  Provision for loan losses                                                500                              105
  Provision for losses on other real estate                                 --                               --
  (Gain) loss on sales and calls of securities                              42                              (25)
  Gains on dispositions of premises and equipment                           (7)                               1
  (Gain) loss on other real estate owned                                   (89)                              --
  Provision for income taxes                                             1,236                              867
  (Increase) decrease in other assets                                     (306)                              96
  Increase (decrease) in other liabilities                                 314                             (195)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                4,747                            3,356
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in interest bearing deposits with banks                        --                              (10)
  Proceeds from repayments on and maturity of securities:
    Available for sale                                                   7,135                            8,850
    Held for maturity                                                    6,512                            6,684
  Proceeds from sales of securities available for sale                   1,978                            4,413
  Purchase of securities:
    Available for sale                                                 (13,343)                         (28,201)
    Held for maturity                                                     (938)                          (9,564)
  Net increase in loans                                                 (6,258)                          (5,134)
  Proceeds from dispositions of premises and equipment                       8                                3
  Capital expenditures                                                    (728)                            (505)
  Net decrease in other real estate owned                                  121                              940
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (5,513)                         (22,524)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                               9,034                           13,843
  Increase (decrease) in securities sold under agreements
    to repurchase                                                         (241)                           3,039
  Purchase of treasury stock                                               (52)                            (141)
  Exercise of stock options                                                 20                               38
  Dividends paid                                                          (950)                            (629)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                7,811                           16,150
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     7,045                           (3,018)
Cash and cash equivalents, beginning of year                            40,342                           63,805
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $47,387                          $60,787
================================================================================================================

See accompanying notes to consolidated financial statements

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED)

Note 1.  Basis of Presentation.

        This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiaries, Lakeland Bank (Lakeland) and The National Bank of Sussex County (NBSC) (collectively, the Banks).

        The Company's financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented does not necessarily indicate the results that the Company will achieve for all of 2000. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

        The financial information in this quarterly report has been prepared in accordance with the Company's customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.


Note 2.  Statement of Cash flow information.

                                                                             For the three months ended
                                                                                      March 31,
                                                                          2000                             1999
                                                                  ----------------------------------------------
Supplemental schedule of noncash investing and                                      (in thousands)
      financing activities:
    Cash paid during the period for income taxes                          $126                             $225
    Cash paid during the period for interest                             4,872                            5,022
    Transfer of securities available for sale to securities held
      to maturity                                                          ---                           15,314
    Transfer of loans receivable to other real estate owned                115                              201
    Loans to facilitate the sale of other real estate owned                ---                              394
    Transfer of premises to other real estate owned                        ---                              272



Note 3.  Earnings Per Share.

        Basic earnings per share for a particular period of time is calculated by dividing net income by the weighted average number of common shares outstanding during that period.

        Diluted earnings per share is calculated by dividing net income by the weighted average number of outstanding common shares and common share equivalents. The Company's only outstanding "common share equivalents" are options to purchase its common stock.

Note 4. Investment Securities


AVAILABLE FOR SALE                              March 31, 2000
-------------------------------------------------------------------------------
                                              Gross         Gross
                              Amortized  Unrealized    Unrealized         Fair
(in thousands)                     Cost       Gains        Losses        Value
-------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies      $83,335         $23       $(2,165)     $81,193
Mortgage-backed securities       17,259          26          (467)      16,818
Obligations of states and
  political subdivisions         41,039           6        (1,428)      39,617
Other debt securities             9,661         ---          (466)       9,195
Other equity securities           9,184          11           ---        9,195
-------------------------------------------------------------------------------
                               $160,478         $66       $(4,526)    $156,018
===============================================================================


AVAILABLE FOR SALE                             December 31, 1999
-------------------------------------------------------------------------------
                                              Gross         Gross
                              Amortized  Unrealized    Unrealized         Fair
(in thousands)                     Cost       Gains        Losses        Value
-------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies      $83,693         $92       $(1,798)     $81,987
Mortgage-backed securities       12,330          54          (378)      12,006
Obligations of states and
  political subdivisions         42,236          23        (1,426)      40,833
Other debt securities             9,683         ---          (397)       9,286
Other equity securities           8,467          12           ---        8,479
-------------------------------------------------------------------------------
                               $156,409        $181       $(3,999)    $152,591
===============================================================================





HELD TO MATURITY                                  March 31, 2000
-------------------------------------------------------------------------------
                                              Gross         Gross
                              Amortized  Unrealized    Unrealized         Fair
(in thousands)                     Cost       Gains        Losses        Value
-------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies      $68,904          $6       $(1,593)     $67,317
Mortgage-backed securities       23,574           3          (653)      22,924
States and political subdivisions15,867           7          (300)      15,574
Other                            11,187         ---          (580)      10,607
-------------------------------------------------------------------------------
                               $119,532         $16       $(3,126)    $116,422
===============================================================================


HELD TO MATURITY                               December 31, 1999
-------------------------------------------------------------------------------
                                              Gross         Gross
                              Amortized  Unrealized    Unrealized         Fair
(in thousands)                     Cost       Gains        Losses        Value
-------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies      $72,311         $48       $(1,197)     $71,162
Mortgage-backed securities       24,882          15          (522)      24,375
States and political subdivisions16,735          12          (240)      16,507
Other                            11,202         ---          (495)      10,707
-------------------------------------------------------------------------------
                               $125,130         $75       $(2,454)    $122,751
===============================================================================



                                                        March 31, 2000
-----------------------------------------------------------------------------------------------
                                           Available for Sale           Held to Maturity
                                          -------------------        ---------------------
                                          Amortized      Fair        Amortized        Fair
                                               Cost     Value             Cost       Value
-----------------------------------------------------------------------------------------------
                                                         (in thousands)
Due in one year or less                  $19,535      $19,507        $15,970           $15,951
Due after one year through
five years                                80,305       77,889         72,914            70,770
Due after five years through ten
years                                     24,606       23,640          5,574             5,436
Due after ten years                        9,589        8,969          1,500             1,341
-----------------------------------------------------------------------------------------------
                                         134,035      130,005         95,958            93,498
Mortgage-backed securities                17,259       16,818         23,574            22,924
Other investments                          9,184        9,195            ---               ---
-----------------------------------------------------------------------------------------------
Total securities                        $160,478     $156,018       $119,532          $116,422
===============================================================================================


Note 5.  Impaired Loans.

        The Company adopted Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (known as "SFAS No. 114"), and Statement of Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's original effective interest rate.

        The following table shows the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2000 and 1999, and the average recorded investment in impaired loans during the three months preceding those dates:


                                                        Average Recorded
                                                        Investment (over
Date               Investment     Valuation Allowance   preceding three months)
-------------------------------------------------------------------------------
March 31, 2000    $4.8 million         $728,000            $3.8 million
-------------------------------------------------------------------------------
March 31, 1999    $4.0 million         $622,000            $5.3 million
-------------------------------------------------------------------------------


        Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $109,000 in the first three months of 2000. Interest that would have accrued had the loans performed under original terms would have been $123,000 for the first three months of 2000.

Note 6. Acquisition

        On January 28, 2000, Metropolitan State Bank, a wholly owned subsidiary of the Company, was merged into Lakeland Bank. There was no impact to the results of operations as a result of the merger.

Note 7. Stockholders' Equity

        On May 3, 2000, at the Annual Meeting of Shareholders, the shareholders approved the adoption of the 2000 Equity Compensation Plan.

        In March 2000, the Company's Board of Directors approved a stock repurchase plan of up to 200,000 shares of its common stock. Repurchases may be made from time to time and will be used for general corporate purposes.


                                PART I -- ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

        You should read this section in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                Statements Regarding Forward Looking Information

        This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by use of words such as "believes," "expects" and similar words or variations. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, or customer retention. The Company assumes no obligation for updating any such forward-looking statements at any time.

                              Results of Operations
       (First three months of 2000 compared to first three months of 1999)

Net Income

        Net income for the first three months of 2000 was $2.4 million or $0.19 per diluted share compared to net income of $1.8 million or $0.15 per diluted share for the same period in 1999. Return on Average Assets was 1.16% and Return on Average Equity was 13.80% for the first quarter 2000 compared to 0.94% and 10.63% for the first quarter last year.

Net Interest Income

        Net interest income on a tax equivalent basis for first quarter 2000 was $9.3 million, representing a $1.1 million or 13.4% increase from the $8.2 million earned in 1999. The increase in net interest income results from an increase in yields on average earning assets combined with a more favorable mix of interest earning assets and interest bearing liabilities.

        Interest income on a tax equivalent basis increased from $13.3 million in first quarter 1999 to $14.2 million in 2000, an increase of $906,000 or 6.8%. The increase in interest income in first quarter 2000 was due to a $23.1 million increase in earning assets and a 26 basis point increase in the yield on earning assets. Increases in rates contributed to the 26 basis point increase in yield on earning assets. An improvement in the mix of earning assets also contributed to the increase in yields. Loans as a percent of average earning assets increased from 60% in first quarter last year to 62% in first quarter this year. Federal funds sold declined from 4.5% in first quarter 1999 to 1% in first quarter 2000.

        Total interest expense decreased from $5.1 million in first quarter 1999 to $4.9 million in first quarter 2000, a decline of $148,000. A 17 basis point decline in the cost of funds from first quarter 1999 to first quarter 2000 caused interest expense to decline by $248,000 but was offset by an increase in average interest bearing liabilities of $11.1 million, which caused interest expense to increase by $100,000. The change in the mix of deposits played an important role in the decline in the cost of funds. Non-interest bearing demand deposits as a percent of total deposits increased from 20.4% to 22.1% from first quarter 1999 to first quarter 2000. In the same time period, interest bearing transaction accounts and savings accounts increased from 46.8% to 48.3%. Time deposits declined from 32.7% of total deposits to 29.6% from first quarter 1999 to first quarter 2000. In 1998, Lakeland offered a special rate on a CD for a limited period of time. Many of these CDs did not renew when they came due in mid-1999.

Provision for Possible Loan Losses

        In determining the provision for possible loan losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions.

        The provision for loan losses increased to $500,000 for the three months ended March 31, 2000, as compared with $105,000 for the same quarter last year. During the first quarter of 2000, the Company charged off loans of $554,000 and recovered $91,000 in previously charged off loans compared to $178,000 and $103,000, respectively, during the same period in 1999. The $554,000 in charged-off loans in 2000 was primarily associated with one loan relationship.



Noninterest Income

        Non-interest income increased from $1.5 million to $1.6 million from first quarter 1999 to first quarter 2000 primarily as a result of an increase in service charges on deposit accounts from $1.0 million to $1.1 million as a result of an increase in the volume of overdraft fees.


Noninterest Expense

        Non-interest expense declined from $6.6 million in the first quarter of 1999 to $6.4 million in 2000, a decline of $259,000 or 3.9%. Salaries and employee benefits declined $100,000 from first quarter 1999 to $3.5 million in 2000 as a result of a reduction in the staff resulting from attrition related to the acquisition of NBSC and the merger of Metropolitan State Bank into Lakeland on January 28, 2000. Net occupancy expense increased from $565,000 in first quarter 1999 to $612,000 in 2000 as a result of the addition of a branch office for NBSC in fourth quarter 1999. Furniture and equipment expense increased from $645,000 in 1999 to $712,000 in 2000 as a result of increased software licensing fees for the Company's computer system which was upgraded in late 1999. Other expenses declined from $1.4 million in first quarter 1999 to $1.1 million in first quarter 2000 as a result of declines in other real estate owned expense, marketing expense, audit fees and legal fees.

Income Taxes

        The Company's effective tax rate was 33.9% in first quarter 2000 compared to 32.0% in first quarter 1999. The Company's interest income on tax-exempt securities as a percent of pre-tax income decreased from 19.4% in first quarter 1999 to 17.3% in first quarter 2000, causing the Company's effective tax rate to increase.


                              Financial Condition

        The Company's total assets increased $10.0 million or 1.2% from $830.2 million at December 31, 1999, to $840.2 million at March 31, 2000. Total deposits increased from $736.7 million on December 31, 1999 to $745.8 million on March 31, 2000, an increase of $9.1 million.


Loans

        Loans, net of deferred loan fees increased from $476.5 million on December 31, 1999 to $482.3 million on March 31, 2000, an increase of $5.8 million, or 1.2%. Most of this growth was in commercial loans which increased $5.6 million, or 3.4% to $168.6 million at March 31, 2000.

Risk Elements

        The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned as of March 31, 2000 and as of December 31, 1999:



                                          March 31, December 31,     March 31,
(in thousands)                                 2000          1999         1999
                                        ---------------------------------------

Non-performing loans:
   Non-accrual loans                         $3,611        $2,961       $3,097
   Loans past due 90 days or more             2,339         2,210        2,726
   Renegotiated loans                           ---           389          398
                                        ---------------------------------------
TOTAL NON-PERFORMING LOANS                    5,950         5,560        6,221
Other real estate owned                         385           418        1,049
                                        ---------------------------------------
TOTAL NON-PERFORMING ASSETS                  $6,335        $5,978       $7,270
                                        =======================================



        There were no loans at March 31, 2000, other than those included on the above table, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.


        Non-accrual loans increased from $3.0 million on December 31, 1999 to $3.6 on March 31, 2000. There are no loan relationships in non-accrual loans with balances in excess of $1 million, and one loan in non-accrual loans with a balance between $500,000 and $1 million.

        Loans past due ninety days or more and still accruing increased $678,000 to $2.3 million on March 31, 2000 from $2.2 million on December 31, 1999.


        Other real estate owned declined from $418,000 on December 31, 1999 to $385,000 on March 31, 2000. The decline reflected $148,000 in sold properties and $115,000 in new properties. Gains on sale of other real estate owned totaled $89,000.

        On March 31, 2000, the Company had $4.8 million in impaired loans compared to $4.3 million at year-end 1999. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $728,000 has been allocated to the allowance for possible loan losses for impairment.

        The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:


                                           March 31,  December 31,    March 31,
(dollars in thousands)                         2000          1999         1999
                                        ---------------------------------------

Balance of the allowance at the
     beginning of the year                   $7,668        $7,984       $7,984
                                        ---------------------------------------
     Loans charged off:
          Commercial                            533         1,670           41
          Home Equity and consumer               21           182           56
          Real estate--mortgage                 ---           571           81
                                        ---------------------------------------
               Total loans charged off          554         2,423          178
                                        ---------------------------------------

     Recoveries:
          Commercial                             45           228           87
          Home Equity and consumer               46            88           16
          Real estate--mortgage                 ---            10          ---
                                        ---------------------------------------
               Total Recoveries                  91           326          103
                                        ---------------------------------------
                   Net charge-offs:             463         2,097           75
Provision for possible loan losses
           charged to operations                500         1,781          105
                                        ---------------------------------------
Ending balance                               $7,705        $7,668       $8,014
                                        =======================================

Ratio of net charge-offs to average loans
  outstanding                                 0.38%         0.45%        0.45%
Ratio of allowance at end of period as a
  percentage of period end total loans        1.60%         1.61%        1.61%



        The ratio of the allowance for possible loan losses to loans outstanding reflects management's evaluation of the underlying credit risk inherent in the loan portfolio. The determination of the adequacy of the allowance for possible loan losses and periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a quarterly basis.

        Methodology employed for assessing the adequacy of the allowance for possible loan losses consists of the following criteria:

        . The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by management's internal loan review program.

        . The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 - 4 family residential mortgages and consumer loans.

        . An allocation for the non-criticized loans in each portfolio is based upon the historical average loss experience of these portfolios. The same percentage is applied to all off-balance sheet exposures.

        Consideration is given to the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company's lending staff, underwriting policies, loss histories, delinquency trends, and the cyclical nature of economic and business conditions. Since many of the Company's loans depend on the sufficiency of collateral as a secondary means of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company against loss.


        Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at March 31, 2000.

Investment Securities

        For detailed information on the composition and maturity distribution of the Company's investment security portfolio, see Note 4. Total investment securities declined from $277.7 million on December 31, 1999 to $275.6 million on March 31, 2000, a decrease of $2.1 million, or less than 1%. Investment securities held to maturity declined from $125.1 million on December 31, 1999 to $119.5 million on March 31, 2000, a decrease of $5.6 million. Investment securities available for sale increased from $152.6 million on December 31, 1999 to $156.0 million on March 31, 2000 as maturities in the held to maturity portfolio were invested in the available for sale portfolio.


Deposits

        Total deposits increased from $736.7 million on December 31, 1999 to $745.8 million on March 31, 2000, an increase of 1.2%. Total non-interest bearing deposits increased from $165.6 million to $169.3 million, an increase of $3.7 million, or 2.3%. Time deposits over $100,000 increased from $35.0 million at year-end 1999 to $40.4 million on March 31, 2000 as a result of an increase in municipal certificates of deposit.


Liquidity

        Cash and cash equivalents increased by $7.1 million from December 31, 1999 to March 31, 2000. Operating activities, principally the result of the Company's net income, provided $4.8 million in net cash. Investing activities used $5.5 million in net cash, primarily reflecting use of funds for the purchase of investment securities of $14.3 million and use of funds for loans of $6.3 million. Financing activities provided $7.8 million in net cash, reflecting an increase in deposits and short-term borrowings of $8.8 million, offset partially by a payment of cash dividends of $950,000. The Banks anticipate that they will have sufficient funds available to meet their current loan commitments and deposit maturities. At March 31, 2000, the Banks have outstanding loan origination commitments of $64.2 million and total time deposits issued in amounts of $100,000 or more maturing within one year of $36.6 million.


Capital Resources

        Stockholders' equity increased from $72.3 million on December 31, 1999 to $73.3 million on March 31, 2000. Book value per common share increased to $5.79 on March 31, 2000 from $5.70 on December 31, 1999. The increase in stockholders' equity from December 31, 1999 to March 31, 2000 results from net income offset by dividends to shareholders and increases in accumulated other comprehensive losses resulting from declines in market values of the Company's investment securities available for sale.

        The Company and its subsidiaries, Lakeland and NBSC, are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiaries' financial statements. Management believes, as of March 31, 2000, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

        The capital ratios for the Company and its subsidiaries at March 31, 2000, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:


                                        Tier 1 Capital            Tier 1 Capital                Total Capital
                                     to Total Average           to Risk-Weighted             to Risk-Weighted
                                        Assets Ratio              Assets Ratio                  Assets Ratio
                                         March 31,                 March 31,                      March 31,
Capital Ratios:                            2000                       2000                          2000
                                        ------------              -------------               ------------------
The Company                                9.13%                     15.64%                        16.92%
Lakeland Bank                              9.01%                     14.71%                        15.85%
NBSC                                       7.93%                     15.43%                        16.70%
"Well capitalized" institution under FDIC
   Regulations                             5.00%                     6.00%                         10.00%


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

Item 4. Submission of Matters to a Vote of Security Holders.    Not applicable

Item 5  Other Information                                       Not Applicable

Item 6. Exhibits and Reports of Form 8-K

        (a)  Exhibits

             Exhibit 11     Earnings Per Share Schedule
             Exhibit 27.1  Financial Data Schedule

        (b) Current Reports on form 8-K filed during the quarter ended March 31, 2000.

             None

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Lakeland Bancorp, Inc.
                                      -------------------------------------
                                                  (Registrant)


                                              /s/ Roger Bosma
                                      -------------------------------------
                                                  Roger Bosma
                                      President and Chief Executive Officer


                                           /s/ Joseph F. Hurley
                                      -------------------------------------
                                               Joseph F. Hurley
                                        Executive Vice President and
                                          Chief Financial Officer

May 12, 2000
---------------
Date