Form 10-Q
period 2000-06-30
LAKELAND BANCORP INC
filed 2000-08-11
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2000
                                              -------------

                                         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number            33-27312
                                  --------

                            LAKELAND BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                 New Jersey                                 22-2953275
     ------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

       250 Oak Ridge Road, Oak Ridge, New Jersey               07438
     ------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

                                (973) 697-2000
     ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     ------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

As of June 30, 2000 there were 12,639,825 outstanding shares of Common Stock, no par value.

                            LAKELAND BANCORP, INC.

                                Form 10-Q Index

                                                                                                    PAGE
                         Part I  Financial Information

Item 1.     Financial Statements:

            Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999              1

            Consolidated Income Statements - Unaudited Three Months and Six Months
              ended June 30, 2000 and 1999                                                             2

            Consolidated Statements of Changes in Stockholders' Equity - Unaudited Six
              months ended June 30, 2000 and Year ended December 31, 1999                              3

            Consolidated Statements of Cash Flows - Unaudited Six Months Ended June 30,
              2000 and 1999                                                                            4

            Notes to Consolidated Financial Statements (unaudited)                                     5


Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                               7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                13

                          Part II  Other Information

Item 1.     Legal Proceedings                                                                         14

Item 2.     Changes in Securities and Use of Proceeds                                                 14


Item 3.     Defaults Upon Senior Securities                                                           14

Item 4.     Submission of Matters to a Vote of Security Holders                                       14

Item 5.     Other Information                                                                         14

Item 6.     Exhibits and Reports on Form 8-K                                                          14

            The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

                    Lakeland Bancorp, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS



                                                                           June 30, 2000       December 31,
ASSETS                                                                       (unaudited)               1999
-----------------------------------------------------------------------------------------------------------
                                                                                   (dollars in thousands)
Cash and due from banks                                                        $ 43,912          $   31,386
Federal funds sold                                                                5,925               8,956
-------------------------------------------------------------------------------------------   -------------
       Total cash and cash equivalents                                           49,837              40,342

Interest bearing deposits with banks                                                216                 216
Investment securities available for sale                                        168,266             152,591
Investment securities held to maturity; fair value of $113,528
    in 2000 and $122,751 in 1999                                                116,159             125,130
Loans, net of deferred loan fees                                                488,990             476,514
    Less: allowance for possible loan losses                                      8,191               7,668
-------------------------------------------------------------------------------------------   -------------
        Net loans                                                               480,799             468,846
Premises and equipment - net                                                     22,377              21,897
Accrued interest receivable                                                       6,067               5,979
Other assets                                                                     18,753              15,169
-------------------------------------------------------------------------------------------   -------------
      TOTAL ASSETS                                                             $862,474          $  830,170
===========================================================================================   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------   -------------
LIABILITIES:
Deposits:
     Non-interest bearing                                                      $178,520          $  165,559
     Savings and interest bearing transaction accounts                          357,392             355,845
     Time deposits under $100                                                   185,859             180,287
     Time deposits $100 and over                                                 42,057              35,048
-------------------------------------------------------------------------------------------   -------------
        Total deposits                                                          763,828             736,739
Securities sold under agreements to repurchase                                   12,612              10,489
Long-term debt                                                                    6,000               6,000
Other liabilities                                                                 5,478               4,660
-------------------------------------------------------------------------------------------   -------------
      TOTAL LIABILITIES                                                         787,918             757,888
-------------------------------------------------------------------------------------------   -------------
Commitments and contingencies                                                      ----                ----
Stockholders' equity:
Common stock, no par value; authorized shares,
   40,000,000 at June 30, 2000 and December 31, 1999; issued shares, 12,672,262 at June 30, 2000 and December 31, 1999; outstanding shares, 12,639,825 at
   June 30, 2000 and 12,668,262 at December 31, 1999                             71,244              71,330
Retained Earnings                                                                 6,487               3,548
Treasury stock, at cost                                                            (369)                (67)
Accumulated other comprehensive income (loss)                                    (2,665)             (2,381)
Loan for options exercised                                                         (141)               (148)
-------------------------------------------------------------------------------------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                                                 74,556              72,282
-------------------------------------------------------------------------------------------   -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $862,474          $  830,170
===========================================================================================   =============

See accompanying notes to consolidated financial statements

                    Lakeland Bancorp, Inc. and Subsidiaries
                        CONSOLIDATED INCOME STATEMENTS


                                                                           For the three months ended     For the six months ended
                                                                                     June 30,                      June 30,
                                                                                   2000      1999             2000         1999
                                                                                                   (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
INTEREST INCOME
  Loans and fees                                                                 $9,783    $9,212             $19,589      $18,246
  Federal funds sold                                                                104       360                 172          753
  Taxable investment securities                                                   3,521     3,296               6,882        6,359
  Tax exempt investment securities                                                  615       556               1,245        1,081
-------------------------------------------------------------------------------------------------          -----------------------
             TOTAL INTEREST INCOME                                               14,023    13,424              27,888       26,439
-------------------------------------------------------------------------------------------------          -----------------------
INTEREST EXPENSE
  Deposits                                                                        4,857     4,906               9,544        9,840
  Interest on short-term borrowings                                                 156       118                 336          201
  Long-term debt                                                                     75        78                 152          153
-------------------------------------------------------------------------------------------------          -----------------------
             TOTAL INTEREST EXPENSE                                               5,088     5,102              10,032       10,194
-------------------------------------------------------------------------------------------------          -----------------------
NET INTEREST INCOME                                                               8,935     8,322              17,856       16,245
Provision for possible loan losses                                                  500       160               1,000          265
-------------------------------------------------------------------------------------------------          -----------------------
                       NET INTEREST INCOME AFTER PROVISION FOR
                          POSSIBLE LOAN LOSSES                                    8,435     8,162              16,856       15,980
NONINTEREST INCOME
  Service charges on deposit accounts                                             1,233     1,086               2,358        2,074
  Commissions and fees                                                              232       222                 492          435
  Gain on sale of leases                                                            507         0                 507            0
  Gain (loss) on the sales of securities                                              0         5                 (42)          30
  Other income                                                                      194       321                 436          609
-------------------------------------------------------------------------------------------------          -----------------------
             TOTAL NONINTEREST INCOME                                             2,166     1,634               3,751        3,148
-------------------------------------------------------------------------------------------------          -----------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                                  3,754     3,653               7,300        7,299
  Net occupancy expense                                                             569       550               1,181        1,115
  Furniture and equipment                                                           742       630               1,454        1,275
  Stationary, supplies and postage                                                  301       343                 672          704
  Other expenses                                                                  1,625     1,252               2,750        2,660
-------------------------------------------------------------------------------------------------          -----------------------
             TOTAL NONINTEREST EXPENSE                                            6,991     6,428              13,357       13,053
-------------------------------------------------------------------------------------------------          -----------------------
Income before provision for income taxes                                          3,610     3,368               7,250        6,075
Provision for income taxes                                                        1,176     1,090               2,412        1,957
-------------------------------------------------------------------------------------------------          -----------------------
NET INCOME                                                                       $2,434    $2,278              $4,838       $4,118
=================================================================================================          =======================

EARNINGS PER COMMON SHARE
  Basic and diluted                                                               $0.19     $0.18              $ 0.38        $0.33
-------------------------------------------------------------------------------------------------          -----------------------

                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                           For the three months ended     For the six months ended
                                                                                     June 30,                      June 30,
                                                                                   2000      1999             2000         1999
                                                                                     (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)
NET INCOME                                                                       $2,434    $2,278              $4,838      $ 4,118
-------------------------------------------------------------------------------------------------          -----------------------
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period                           97    (1,847)               (301)      (2,158)
Less: reclassification for gains(losses) included in Net Income                      --        (4)                 17          (20)
-------------------------------------------------------------------------------------------------          -----------------------
Other Comprehensive Gain (Loss)                                                      97    (1,851)               (284)      (2,178)
-------------------------------------------------------------------------------------------------          -----------------------
             TOTAL COMPREHENSIVE INCOME                                          $2,531      $427              $4,554      $ 1,940
=================================================================================================          =======================

See accompanying notes to consolidated financial statements

                    Lakeland Bancorp, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Accumulated
                                                                           Retained                 Other
                                          Common stock    Additional       earnings         Comprehensive    Loan for
                                          ------------
                                     Number of               Paid-in   (Accumulated  Treasury      Income     Options
(dollars in thousands)                  Shares     Amount    Capital       deficit)     Stock      (Loss)   Exercised       Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
BALANCE DECEMBER 31, 1998           12,672,262    $31,681   $ 50,836        ($9,297)    ($129)       $841       ($169)    $73,763
Net Income 1999                            ---        ---        ---          5,400       ---         ---         ---       5,400
Other comprehensive loss,
        net of tax                         ---        ---        ---            ---       ---      (3,222)        ---      (3,222)
Reallocate for no par value stoCK          ---     40,077    (50,836)        10,759       ---         ---         ---         ---
Exercise of stock options                  ---       (428)       ---            ---       697         ---         ---         269
Payment on loan issued for
        options exercised                  ---        ---        ---            ---       ---         ---          21          21
Cash dividend                              ---        ---        ---         (3,314)      ---         ---         ---      (3,314)
Purchase of treasury stock                 ---        ---        ---            ---      (635)        ---         ---        (635)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999           12,672,262     71,330        ---          3,548       (67)     (2,381)       (148)     72,282
Net Income, six months ended
        June 30, 2000                      ---        ---        ---          4,838       ---         ---         ---       4,838
Other comprehensive income,
        net of tax                         ---        ---        ---            ---       ---        (284)        ---        (284)
Exercise of stock options                  ---        (86)       ---            ---       157         ---         ---          71
Payment on loan issued for
      options exercised                    ---        ---        ---            ---       ---         ---           7           7
Cash dividend                              ---        ---        ---         (1,899)      ---         ---         ---      (1,899)
Purchase of treasury stock                            ---        ---            ---      (459)        ---         ---        (459)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 2000
   (unaudited)                      12,672,262    $71,244   $      0         $6,487     ($369)    ($2,665)      ($141)    $74,556
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                    Lakeland Bancorp, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

                                                                       For the six months ended
                                                                               June 30,
                                                                      2000                   1999
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                       (in thousands)
Net income                                                        $  4,838               $  4,118
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Net amortization of premiums, discounts and deferred loan fees
    and costs                                                          190                    201
  Depreciation and amortization                                      1,051                    995
  Provision for loan losses                                          1,000                    265
  (Gain) loss on sales and calls of securities                          42                    (30)
  Gains on dispositions of premises and equipment                       --                      1
  (Gain) loss on other real estate owned                               (89)                   (48)
  (Increase) decrease in other assets                                  877                    413
  Increase (decrease) in other liabilities                            (101)                   261
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            7,808                  6,176
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in interest bearing deposits with banks                    --                    (10)
  Proceeds from repayments on and maturity of securities:
    Available for sale                                              12,880                 17,304
    Held for maturity                                               13,198                 14,310
  Proceeds from sales of securities available for sale               1,978                  6,868
  Purchase of securities:
    Available for sale                                             (31,760)               (47,529)
    Held for maturity                                               (3,734)               (19,898)
  Net increase in loans                                            (12,874)               (18,369)
  Purchase of leasing company                                       (3,100)                    --
  Proceeds from dispositions of premises and equipment                   7                      1
  Capital expenditures                                              (1,788)                (1,091)
  Net (increase) decrease in other real estate owned                   (45)                   467
--------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (25,238)               (47,947)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                          27,089                 36,176
  Increase in securities sold under agreements
    to repurchase                                                    2,123                  6,919
  Proceeds from issuance of long-term debt                              --                  1,000
  Purchase of treasury stock                                          (459)                  (499)
  Exercise of stock options                                             71                    180
  Dividends paid                                                    (1,899)                (1,420)
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           26,925                 42,356
--------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            9,495                    585
Cash and cash equivalents, beginning of year                        40,342                 63,805
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 49,837               $ 64,390
==================================================================================================

See accompanying notes to consolidated financial statements

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

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

Note 2.  Statement of Cash flow information.



                                                                                           For the six months ended
                                                                                                   June 30,
                                                                                        2000                         1999
                                                                                -----------------------------------------
         Supplemental schedule of noncash investing and financing activities:                    (in thousands)
           Cash paid during the period for income taxes                              $ 1,570                     $  1,110
           Cash paid during the period for interest                                    9,930                       10,133
           Transfer of securities available for sale to securities held
            to maturity                                                                  ---                       33,465
           Transfer of loans receivable to other real estate owned                       326                          257
           Loans to facilitate the sale of other real estate owned                       ---                          394

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

     The following schedule shows the Company's earnings per share for the periods presented:

                                                         For the three months ended              For the six months ended
                                                         June 30,                 June 30,       June 30,              June 30,
(In thousands except per share data)                       2000                       1999         2000                    1999
                                                    --------------------------------------    ---------------------------------
Income (loss) applicable to common stock                $   2,434                 $  2,278       $  4,838              $  4,118

Weighted average number of common
 shares outstanding                                        12,659                   12,661         12,664                12,662
Options issued to executive and officers                       85                       54             71                    54
                                                    --------------------------------------    ---------------------------------
Weighted average number of common
 shares and common shares equivalents                      12,744                   12,715         12,735                12,716

Basic earnings per share                                $    0.19                 $   0.18       $   0.38              $   0.33
------------------------------------------------------------------------------------------    ---------------------------------

Diluted earnings per share                              $    0.19                 $   0.18       $   0.38              $   0.33
------------------------------------------------------------------------------------------    ---------------------------------

Note 4.  Investment Securities

   AVAILABLE FOR SALE                              June 30, 2000                                    December 31, 1999
   ------------------------------------------------------------------------------------------------------------------------------
                                                  Gross        Gross                                Gross        Gross
                                 Amortized   Unrealized   Unrealized        Fair   Amortized   Unrealized   Unrealized       Fair
   (in thousands)                   Cost          Gains       Losses       Value        Cost        Gains       Losses      Value
   ------------------------------------------------------------------------------------------------------------------------------
   U.S. Treasury and
    U.S. government agencies     $  83,117      $     7    $  (2,236)  $  80,888   $  83,693      $    92     $ (1,798) $  81,987
   Mortgage-backed securities       24,322          104         (445)     23,981      12,330           54         (378)    12,006
   Obligations of states and
    political subdivisions          40,601           80       (1,379)     39,302      42,236           23       (1,426)    40,833
   Other debt securities            14,951           24         (408)     14,567       9,683          ---         (397)     9,286
   Other equity securities           9,516           12          ---       9,528       8,467           12          ---      8,479
   ------------------------------------------------------------------------------------------------------------------------------
                                 $ 172,507      $   227    $  (4,468)  $ 168,266   $ 156,409      $   181     $ (3,999) $ 152,591
   ==============================================================================================================================

   HELD TO MATURITY                                 June 30, 2000                                   December 31, 1999
   ------------------------------------------------------------------------------------------------------------------------------
                                                  Gross        Gross                                Gross        Gross
                                 Amortized   Unrealized   Unrealized        Fair   Amortized   Unrealized   Unrealized       Fair
   (in thousands)                   Cost          Gains       Lpsses       Value        Cost        Gains       Losses      Value
   ------------------------------------------------------------------------------------------------------------------------------
   U.S. Treasury and
    U.S. government agencies     $  64,574      $    18    $  (1,161)  $  63,431   $  72,311      $    48    $  (1,197) $  71,162
   Mortgage-backed securities       25,510           46         (687)     24,869      24,882           15         (522)    24,375
   States and political
    subdivisions                    15,104           13         (319)     14,798      16,735           12         (240)    16,507
   Other                            10,971          ---         (541)     10,430      11,202          ---         (495)    10,707
   ------------------------------------------------------------------------------------------------------------------------------
                                 $ 116,159      $    77    $  (2,708)  $ 113,528   $ 125,130      $    75    $  (2,454) $ 122,751
   ==============================================================================================================================

                                                                               June 30, 2000
         ------------------------------------------------------------------------------------------------------------
                                                               Available for Sale             Held to Maturity
                                                               ------------------             ----------------
                                                           Amortized           Fair       Amortized           Fair
                                                              Cost            Value          Cost            Value
         ------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
         Due in one year or less                           $  17,550      $  17,512       $  15,533      $  15,491
         Due after one year through
         five years                                           82,706         80,612          69,170         67,286
         Due after five years through ten
         years                                                26,870         25,971           5,845          5,778
         Due after ten years                                  11,543         10,662             100            104
         ------------------------------------------------------------------------------------------------------------
                                                             138,669        134,757          90,648         88,659
         Mortgage-backed securities                           24,322         23,981          25,511         24,869
         Other investments                                     9,516          9,528             ---            ---
         ------------------------------------------------------------------------------------------------------------
         Total securities                                  $ 172,507      $ 168,266       $ 116,159      $ 113,528
         ------------------------------------------------------------------------------------------------------------

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

         The following table shows the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2000 and 1999, and the average recorded investment in impaired loans during the three months preceding those dates (in thousands):

(in thousands)                                         Average Recorded
                                                       Investment (over
Date             Investment     Valuation Allowance    preceding six months)
-------------------------------------------------------------------------------
June 30, 2000    $4,767         $751                   $4,308
June 30, 1999     3,552         $570                    2,280

         Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $96,000 in the first six months of 2000. Interest that would have accrued had the loans performed under original terms would have been $256,000 for the first six months of 2000.

Note 6. Acquisition

        On April 4, 2000, Lakeland Bank purchased NIA National Leasing Inc.
(NIA). NIA leases equipment to small to medium size businesses. The transaction was accounted for under the purchase method of accounting. Lakeland recorded $2.6 million of goodwill to be amortized over 15 years. The results of operations for the period April 4, 2000 through June 30, 2000 are included in the income for the three months and six months ended June 30, 2000. NIA was merged into Lakeland Bank and will be a division of Lakeland Bank.

                               PART I - ITEM 2
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

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

                             Results of Operations

Net Income

         Net income for the second quarter of 2000 was $2.4 million or $0.19 per diluted share compared to net income of $2.3 million or $0.18 per diluted share for the same period in 1999. Return on Average Assets was 1.15% and Return on Average Equity was 13.20% for the second quarter of 2000.

         Net income for the first six months of 2000 was $4.8 million or $0.38 per diluted share compared to $4.1 million or $0.33 per diluted share for the same period last year, an increase of 17%. Return on Average Assets was 1.15% and Return on Average Equity was 13.28% for the first half of 2000.

Net Interest Income

         Net interest income on a tax equivalent basis for second quarter 2000 was $9.3 million, representing a $647,000 or 7.5% increase from the $8.6 million earned in second quarter 1999. The increase in net interest income results from an increase in yields on average earning assets combined with a more favorable mix of interest earning assets and interest bearing liabilities. The net interest margin was 4.80% for second quarter 2000 compared to 4.46% for the same period last year.

         Interest income on a tax equivalent basis increased from $13.7 million in second quarter 1999 to $14.4 million in 2000, an increase of $631,000 or 4.6%. The increase in interest income in second quarter 2000 was due to a 29 basis point increase in the yield on earning assets. Increases in rates contributed to the increase in yield on earning assets. An improvement in the mix of earning assets also contributed to the increase in yields. Loans as a percent of average earning assets increased from 60% in second quarter last year to 62% in second quarter this year. Federal funds sold as a percent of average earning assets declined from 3.7% in second quarter 1999 to 0.8% in second quarter 2000.

         Total interest expense at $5.1 million for second quarter 2000 decreased marginally from the same period last year. A 4 basis point increase in the cost of funds from second quarter 1999 to second quarter 2000 caused interest expense to increase by $66,000 but was offset by a decrease in average interest bearing liabilities of $9.6 million, which caused interest expense to decrease by $81,000. The change in the mix of deposits played an important role in controlling the cost of funds in an increasing rate environment. Non-interest bearing demand deposits as a percent of total deposits increased from 20.1% to 23.1% from second quarter 1999 to second quarter 2000. Time deposits declined from 32.2% of total deposits to 29.7% from second quarter 1999 to second quarter 2000.

         Net interest income on a tax equivalent basis increased from $16.8 million for the first six months of 1999 to $18.5 million for the first six months of 2000, an increase of $1.7 million or 10.1%. Interest income increased from $27.0 million to $28.6 million during that time period. An increase in average earning assets of $14.6 million from the first half of 1999 to the first half of 2000 contributed to an increase in interest income. The yield on interest earning assets increased from 7.15% for the first half of 1999 to 7.41% for the first half of 2000 partially because of the increasing rate environment in 2000 and partially because of a more favorable mix of earning assets. Interest expense decreased from $10.2 million in the first six months of 1999 to $10.0 million in the first six months of 2000. The cost of funds declined 5 basis points during that time period as a result of a shift of deposits from time deposits to non-interest bearing demand deposits.

Provision for Possible Loan Losses

         In determining the provision for possible loan losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions.

         The provision for loan losses increased to $500,000 for the second quarter of 2000, as compared with $160,000 for the same quarter last year. The increase in the provision in second quarter 2000 compared to second quarter last year is due to the continuing high level of non-performing loans. During the second quarter of 2000, the Company charged off loans of $130,000 and recovered $116,000 in previously charged off loans compared to $182,000 and $84,000, respectively, during the same period in 1999.

         For the first six months of 2000, the provision was $1.0 million compared to $265,000 for the same period last year. The Company charged off $684,000 and recovered previously charged off loans of $207,000 during the first half of 2000 compared to respective charge-offs and recoveries of $360,000 and $187,000 for the same period in 1999. The increase in the provision for loan losses relates to the increase in non-performing assets from December 31, 1999 to June 30, 2000 and to the higher level of charge-offs for the first six months of 2000 compared to the same period in 1999.

Noninterest Income

         Noninterest income increased from $1.6 million to $2.2 million from second quarter 1999 to second quarter 2000 primarily as a result of gains of $507,000 on sales of leases sold by its newly acquired leasing division. Also contributing were increases in service charges on deposit accounts which increased from $1.1 million in second quarter 1999 to $1.2 million in second quarter 2000 as a result of a higher retention of deposit related fees. Other income declined from $322,000 for second quarter 1999 to $194,000 in 2000 as a result of a decline in gains on sales of mortgages during that time period. Other miscellaneous income areas that declined included credit card income and income on company owned life insurance policies.

         Noninterest income increased from $3.1 million for the first six months of 1999, to $3.8 million for the first six months of 2000, an increase of $603,000, or 19.2% for the same reasons that income increased from second quarter 1999 to second quarter 2000. Gains on sales of leases of $507,000 in second quarter 2000 was the primary reason for the increase. Service charges on deposits increased $284,000 or 13.7% from the first half of 1999 to the first half of 2000. Commissions and fees increased from $435,000 for the first half of 1999 to $492,000 for the first half of 2000 as a result of increased loan fee income and increased commissions received from full service brokerage services. Other income declined from $609,000 for the first half of 1999 to $436,000 for the first half of 2000, primarily because gains on sales of mortgages declined resulting from declines in mortgage sales during that time period.

Noninterest Expense

         Noninterest expense increased from $6.4 million in the second quarter of 1999 to $7.0 million in 2000, an increase of $563,000 or 8.8%. The majority of the expense increase relates to operating expenses of Lakeland's newly acquired leasing division. Salaries and employee benefits increased $101,000 from second quarter 1999 to $3.8 million in 2000 as a result of salaries paid to the employees of the newly acquired leasing division. Furniture and equipment expense increased from $630,000 in 1999 to $742,000 in 2000 as a result of increased software licensing fees for the Company's computer system which was upgraded in late 1999. Other expenses increased from $1.3 million in second quarter 1999 to $1.6 million in second quarter 2000 as a result of expenses related to the leasing division and from increases in marketing expense and legal fees.

         Comparing year-to-date non-interest expense shows that non-interest expense increased from $13.1 million for the first six months of 1999 to $13.4 million in 2000, an increase of $304,000, or 2.3%. Salaries and benefits remained substantially the same at $7.3 million. The addition of salary and benefit expenses related to the leasing division were offset by decreases in expenses resulting from reductions in staff as a result of attrition related to the acquisition of NBSC and the merger of Metropolitan State Bank with Lakeland Bank. Net occupancy expense increased from $1.1 million for the first six months of 1999 to $1.2 million for the first six months of 2000 resulting from expenses related to the addition of a branch to NBSC during fourth quarter last year.

Income Taxes

         The Company's effective tax rate was 33.3% in the first half of 2000 compared to 32.2% in the first half of 1999. The Company's interest income on tax-exempt securities as a percent of pre-tax income decreased from 17.8% in the first half of 1999 to 17.2% in the first half of 2000, causing the Company's effective tax rate to increase.

                              Financial Condition

         The Company's total assets increased $32.3 million or 3.9% from $830.2 million at December 31, 1999, to $862.5 million at June 30, 2000. Total deposits increased from $736.7 million on December 31, 1999 to $763.8 million on June 30, 2000, an increase of $27.1 million.

Loans

         Loans, net of deferred loan fees increased from $476.5 million on December 31, 1999 to $489.0 million on June 30, 2000, an increase of $12.5 million, or 2.6%. Most of this growth was in commercial loans and commercial mortgages which increased a combined $6.2 million, or 3.0% to $213.1 million at June 30, 2000. Home equity and consumer installment loans also increased $5 million or 4.7% to $111.9 million.

Risk Elements

         The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned for the periods presented:

                                                      June 30, December 31,   June 30,
               (in thousands)                             2000         1999       1999
                                                    -----------------------------------
               Non-performing loans:
                  Non-accrual loans                    $ 3,003      $ 2,961    $ 1,846
                  Loans past due 90 days or more         2,628        2,210      3,586
                  Renegotiated loans                       ---          389        397
                                                    -----------------------------------
               TOTAL NON-PERFORMING LOANS                5,631        5,560      5,829
               Other real estate owned                     551          418        931
                                                    -----------------------------------
               TOTAL NON-PERFORMING ASSETS             $ 6,182      $ 5,978    $ 6,760
                                                    ===================================

         There were no loans at June 30, 2000, other than those included on the above table, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

         Non-accrual loans remained substantially the same at $3.0 million on June 30, 2000 compared to year-end 1999. There are no loan relationships in non-accrual loans with balances in excess of $1 million, and one loan relationship in non-accrual loans with a balance between $500,000 and $1 million.

         Other real estate owned increased from $418,000 on December 31, 1999 to $551,000 on June 30, 2000. The increase reflected $163,000 in sold properties, $326,000 in new properties and $30,000 in recoveries. Gains on sale of other real estate owned totaled $89,000.

         On June 30, 2000, the Company had $4.8 million in impaired loans compared to $4.3 million at year-end 1999. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $751,000 has been allocated to the allowance for possible loan losses for impairment.

         The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

                                                                For the six          For the      For the six
                                                               months ended       year ended     months ended
                                                                   June 30,    December 31,          June 30,
               (dollars in thousands)                                  2000             1999             1999
                                                               ----------------------------------------------
               Balance of the allowance at the
                    beginning of the year                            $7,668           $7,984           $7,984
                                                               ----------------------------------------------
                    Loans charged off:
                         Commercial                                      38            1,670              110
                         Home Equity and consumer                       105              182               90
                         Real estate--mortgage                          541              571              160
                                                               ----------------------------------------------
                              Total loans charged off                   684            2,423              360
                                                               ----------------------------------------------
                    Recoveries:
                         Commercial                                     103              228              152
                         Home Equity and consumer                        58               88               30
                         Real estate--mortgage                           46               10                5
                                                               ----------------------------------------------
                              Total Recoveries                          207              326              187
                                                               ----------------------------------------------
                                  Net charge-offs:                      477            2,097              173
               Provision for possible loan losses
                          charged to operations                       1,000            1,781              265
                                                               ----------------------------------------------
               Ending balance                                        $8,191           $7,668           $8,076
                                                               ==============================================

               Ratio of net charge-offs to average loans
                 outstanding                                           0.10%            0.45%            0.04%
               Ratio of allowance at end of period as a
                 percentage of period end total loans                  1.68%            1.61%            1.73%

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

     Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at June 30, 2000.

Investment Securities

     For detailed information on the composition and maturity distribution of the Company's investment security portfolio, see Note 4. Total investment securities increased from $277.7 million on December 31, 1999 to $284.4 million on June 30, 2000, an increase of $6.7 million, or 2.4%. Investment securities held to maturity declined from $125.1 million on December 31, 1999 to $116.2 million on June 30, 2000, a decrease of $8.9 million. Investment securities available for sale increased from $152.6 million on December 31, 1999 to $168.2 million on June 30, 2000 as maturities in the held to maturity portfolio were invested in the available for sale portfolio.

Deposits

     Total deposits increased from $736.7 million on December 31, 1999 to $763.8 million on June 30, 2000, an increase of 3.7%. Total non-interest bearing deposits increased from $165.6 million to $178.5 million, an increase of $12.9 million, or 7.8%. Time deposits under $100,000 increased from $180.3 million at year-end 1999 to $185.9 million on June 30, 2000, an increase of $5.6 million or 3.2%. Time deposits over $100,000 increased from $35.0 million at year-end 1999 to $42.1 million on June 30, 2000 as a result of an increase in municipal certificates of deposit.

Liquidity

     Cash and cash equivalents increased by $9.5 million from December 31, 1999 to June 30, 2000. Operating activities, principally the result of the Company's net income, provided $7.8 million in net cash. Investing activities used $25.2 million in net cash, primarily reflecting use of funds for the purchase of investment securities of $35.5 million and use of funds for loans of $12.9 million. Financing activities provided $26.9 million in net cash, reflecting an increase in deposits and short-term borrowings of $29.2 million, offset partially by a payment of cash dividends of $1.9 million. The Banks anticipate that they will have sufficient funds available to meet their current loan commitments and deposit maturities. At June 30, 2000, the Banks have outstanding loan origination commitments of $78.4 million and total time deposits issued in amounts of $100,000 or more maturing within one year of $35.0 million.

Capital Resources

     Stockholders' equity increased from $72.3 million on December 31, 1999 to $74.6 million on June 30, 2000. Book value per common share increased to $5.90 on June 30, 2000 from $5.71 on December 31, 1999. The increase in stockholders' equity from December 31, 1999 to June 30, 2000 results from net income offset by dividends to shareholders and increases in accumulated other comprehensive losses resulting from declines in market values of the Company's investment securities available for sale.

     The Company and its subsidiaries, Lakeland and NBSC, are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiaries' financial statements. Management believes, as of June 30, 2000, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

     The capital ratios for the Company and its subsidiaries at June 30, 2000, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                                      Tier 1 Capital        Tier 1 Capital           Total Capital
                                                     to Total Average      to Risk-Weighted         to Risk-Weighted
                                                      Assets Ratio           Assets Ratio              Assets Ratio
                                                        June 30,               June 30,                  June 30,
     Capital Ratios:                                      2000                   2000                      2000
                                                     ----------------      ----------------         ----------------
     The Company                                          8.81%                 14.67%                    15.92%
     Lakeland Bank                                        8.46%                 13.74%                    14.92%
     NBSC                                                 7.85%                 14.75%                    16.01%
     "Well capitalized" institution under FDIC
        Regulations                                       5.00%                  6.00%                    10.00%



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

Item 1   Legal Proceedings                           Not Applicable

Item 2   Change in Securities                        Not Applicable

Item 3   Defaults Upon Senior Securities             Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders on May 3, 2000, Mary Ann Deacon, Bruce G. Bohuny, Michael A. Dickerson and Joseph P. O'Dowd were elected as directors of Lakeland Bancorp, Inc. for three year terms. The votes were as follows:

Name                               Shares For           Authority Withheld
----                               ----------           ------------------
Mary Ann Deacon                    10,171,090           209,715
Bruce G. Bohuny                    10,177,691           203,114
Michael A. Dickerson               10,059,969           320,836
Joseph P. O'Dowd                   10,201,464           179,341

     The second proposal, for the Lakeland Bancorp, Inc. 2000 Equity Compensation Program (Stock Option Plan) was approved. The vote was as follows:

          For                 Against                   Abstain
          ---                 -------                   -------

          7,884,691           1,033,211                 255,745


Item 5   Other Information                           Not Applicable


Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibits

              None

         (b) Current Reports on form 8-K filed during the quarter ended June 30, 2000.

              None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Lakeland Bancorp, Inc.
                              ----------------------------------------
                                            (Registrant)



                              \s\ Roger Bosma
                              ----------------------------------------
                                            Roger Bosma
                              President and Chief Executive Officer



                              \s\ Joseph F. Hurley
                              ----------------------------------------
                                            Joseph F. Hurley
                               Executive Vice President and
                                 Chief Financial Officer


August 11, 2000
---------------
Date