Form 10-Q
period 2000-09-30
LAKELAND BANCORP INC
filed 2000-11-13
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number                  33-27312

                            LAKELAND BANCORP, INC.
            (Exact name of registrant as specified in its charter)

         New Jersey                                         22-2953275
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

250 Oak Ridge Road,  Oak Ridge, New Jersey                        07438
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (973) 697-2000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 30, 2000 there were 12,564,860 outstanding shares of Common Stock, no par value.

                            LAKELAND BANCORP, INC.

                                Form 10-Q Index

                                                                                                                     PAGE

                            Part I       Financial Information

Item 1.     Financial Statements:
               Consolidated Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999                       1

               Consolidated Income Statements - Unaudited Three Months and Nine Months
                    ended September 30, 2000 and 1999                                                                   2

               Consolidated Statements of Changes in Stockholders' Equity - Unaudited Nine
                    months ended September 30, 2000 and Year ended December 31, 1999                                    3

               Consolidated Statements of Cash Flows - Unaudited Nine Months Ended September 30,
                    2000 and 1999                                                                                       4

               Notes to Consolidated Financial Statements (unaudited)                                                   5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                         8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                 14

                            Part II      Other Information

Item 1.     Legal Proceedings                                                                                          15

Item 2.     Changes in Securities and Use of Proceeds                                                                  15

Item 3.     Defaults Upon Senior Securities                                                                            15

Item 4.     Submission of Matters to a Vote of Security Holders                                                        15

Item 5.     Other Information                                                                                          15

Item 6.     Exhibits and Reports on Form 8-K                                                                           15

              The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

                     Lakeland Bancorp, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 2000             December 31,
ASSETS                                                                               (unaudited)                     1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                         (dollars in thousands)
Cash and due from banks                                                                 $37,648                   $31,386
Federal funds sold                                                                        6,300                     8,956
--------------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                   43,948                    40,342

Interest bearing deposits with banks                                                        216                       216
Investment securities available for sale                                                175,391                   152,591
Investment securities held to maturity; fair value of $108,256
    in 2000 and $122,751 in 1999                                                        109,967                   125,130
Loans, net of deferred loan fees                                                        506,338                   476,514
   Less: allowance for possible loan losses                                               8,574                     7,668
--------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                       497,764                   468,846
Premises and equipment - net                                                             23,050                    21,897
Accrued interest receivable                                                               5,922                     5,979
Other assets                                                                             18,034                    15,169
--------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                     $874,292                  $830,170
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Deposits:
     Non-interest bearing                                                              $175,266                  $165,559
     Savings and interest bearing transaction accounts                                  356,458                   355,845
     Time deposits under $100                                                           191,274                   180,287
     Time deposits $100 and over                                                         53,313                    35,048
--------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                  776,311                   736,739
Fed funds purchased and securities sold
  under agreements to repurchase                                                         14,425                    10,489
Long-term debt                                                                            1,000                     6,000
Other liabilities                                                                         6,392                     4,660
--------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                               798,128                   757,888
--------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                              ----                      ----
Stockholders' equity:
Common stock, no par value; authorized shares,
   40,000,000 at September 30, 2000 and December 31, 1999; issued shares,
   12,672,262 at September 30, 2000 and December 31, 1999; outstanding shares,
   12,564,860 at
   September 30, 2000 and 12,668,262 at December 31, 1999                                71,212                    71,330
Retained Earnings                                                                         8,062                     3,548
Treasury stock, at cost                                                                  (1,243)                      (67)
Accumulated other comprehensive losses                                                   (1,729)                   (2,381)
Loan for options exercised                                                                 (138)                     (148)
--------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                      76,164                    72,282
--------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $874,292                  $830,170
==========================================================================================================================
See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
                         CONSOLIDATED INCOME STATEMENTS

                                                                    For the three months ended          For the nine months ended
                                                                                 September 30,                      September 30,
                                                                               2000       1999                 2000          1999
                                                                                              (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
INTEREST INCOME
  Loans and fees                                                            $10,212     $9,478              $29,801       $27,724
  Federal funds sold                                                            272        333                  444         1,086
  Taxable investment securities                                               3,608      3,387               10,490         9,746
  Tax exempt investment securities                                              592        606                1,837         1,687
-----------------------------------------------------------------------------------------------         --------------------------
              TOTAL INTEREST INCOME                                          14,684     13,804               42,572        40,243
-----------------------------------------------------------------------------------------------         --------------------------
INTEREST EXPENSE
  Deposits                                                                    5,328      4,798               14,872        14,638
  Interest on short-term borrowings                                             198        145                  534           346
  Long-term debt                                                                 43         98                  195           251
-----------------------------------------------------------------------------------------------         --------------------------
              TOTAL INTEREST EXPENSE                                          5,569      5,041               15,601        15,235
-----------------------------------------------------------------------------------------------         --------------------------
NET INTEREST INCOME                                                           9,115      8,763               26,971        25,008
Provision for possible loan losses                                              500        140                1,500           405
-----------------------------------------------------------------------------------------------         --------------------------
                       NET INTEREST INCOME AFTER PROVISION FOR
                          POSSIBLE LOAN LOSSES                                8,615      8,623               25,471        24,603
NONINTEREST INCOME
  Service charges on deposit accounts                                         1,199      1,093                3,557         3,167
  Commissions and fees                                                          284        208                  775           643
  Gain on sale of leases                                                        580        ---                1,087           ---
  Gain (loss) on the sales of securities                                        (21)       ---                  (63)           30
  Other income                                                                  226        194                  662           803
-----------------------------------------------------------------------------------------------         --------------------------
              TOTAL NONINTEREST INCOME                                        2,268      1,495                6,018         4,643
-----------------------------------------------------------------------------------------------         --------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                              4,027      3,762               11,327        11,211
  Net occupancy and equipment expense                                         1,296      1,174                3,931         3,564
  Stationery, supplies and postage expense                                      313        318                  985         1,022
  Merger related expenses                                                       ---      2,431                  ---         2,431
  Other expenses                                                              1,536      1,387                4,286         3,897
-----------------------------------------------------------------------------------------------         --------------------------
              TOTAL NONINTEREST EXPENSE                                       7,172      9,072               20,529        22,125
-----------------------------------------------------------------------------------------------         --------------------------
Income before provision for income taxes                                      3,711      1,046               10,960         7,121
Provision for income taxes                                                    1,189        671                3,601         2,628
-----------------------------------------------------------------------------------------------         --------------------------
NET INCOME                                                                   $2,522       $375               $7,359        $4,493
===============================================================================================         ==========================

EARNINGS PER COMMON SHARE
  Basic and diluted                                                           $0.20      $0.03                $0.58         $0.35
-----------------------------------------------------------------------------------------------         --------------------------


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                      For the three months ended        For the nine months ended
                                                                                   September 30,                    September 30,
                                                                                 2000       1999               2000          1999
                                                                                   (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)
NET INCOME                                                                     $2,522       $375             $7,359        $4,493
-------------------------------------------------------------------------------------------------       --------------------------
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period                        949       (194)               690        (2,352)
Less: reclassification for gains(losses) included in Net Income                    13         (1)                38            19
-------------------------------------------------------------------------------------------------       --------------------------

Other Comprehensive Gain (Loss)                                                   936       (193)               652        (2,371)
-------------------------------------------------------------------------------------------------       --------------------------
              TOTAL COMPREHENSIVE INCOME                                       $3,458       $182             $8,011        $2,122
=================================================================================================       ==========================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Accumulated
                                                                        Retained                    Other
                                       Common stock        Additional     earnings          Comprehensive  Loan for
                                 ------------------------
                                    Number of              Paid-in  (Accumulated Treasury        Income    Options
(dollars in thousands)                 Shares     Amount   Capital       deficit)   Stock         (Loss) Exercised     Total
----------------------------------------------------------------------------------------------------------------------------
                                              (dollars in thousands)
BALANCE DECEMBER 31, 1998          12,672,262    $31,681   $50,836       ($9,297)   ($129)         $841     ($169)  $73,763
Net Income 1999                           ---        ---       ---         5,400      ---           ---       ---     5,400
Other comprehensive loss,
        net of tax                        ---        ---       ---           ---      ---        (3,222)      ---    (3,222)
Reallocate for no par value stock         ---     40,077   (50,836)       10,759      ---           ---       ---       ---
Exercise of stock options                 ---       (428)      ---           ---      697           ---       ---       269
Payment on loan issued for
      options exercised                   ---        ---       ---           ---      ---           ---        21        21
Cash dividend                             ---        ---       ---        (3,314)     ---           ---       ---    (3,314)
Purchase of treasury stock                ---        ---       ---           ---     (635)          ---       ---      (635)
----------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999          12,672,262     71,330       ---         3,548      (67)       (2,381)     (148)   72,282
Net Income, nine months ended
     September 30, 2000                   ---        ---       ---         7,359      ---           ---       ---     7,359
Other comprehensive income,
        net of tax                        ---        ---       ---           ---      ---           652       ---       652
Exercise of stock options                 ---       (118)      ---           ---      337           ---       ---       219
Payment on loan issued for
      options exercised                   ---        ---       ---           ---      ---           ---        10        10
Cash dividend                             ---        ---       ---        (2,846)     ---           ---       ---    (2,846)
Purchase of treasury stock                           ---       ---           ---   (1,513)          ---       ---    (1,513)
----------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2000
   (unaudited)                     12,672,262    $71,212        $0        $8,061  ($1,243)      ($1,729)    ($138)  $76,163
----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

                                                                              For the nine months ended
                                                                                    September 30,
                                                                            2000                      1999
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                               (in thousands)
Net income                                                                $7,359                    $4,493
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Net amortization of premiums, discounts and deferred loan fees
    and costs                                                                240                        40
  Depreciation and amortization                                            1,600                     1,492
  Provision for loan losses                                                1,500                       405
  (Gain) loss on sales of securities                                          21                       (30)
  (Increase) decrease in other assets                                        131                      (256)
  Increase (decrease) in other liabilities                                 1,742                        (1)
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 12,593                     6,143
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in interest bearing deposits with banks                         ---                       (11)
  Proceeds from repayments on and maturity of securities:
    Available for sale                                                    18,115                    28,051
    Held for maturity                                                     19,913                    19,954
  Proceeds from sales of securities available for sale                    14,576                     5,087
  Purchase of securities:
    Available for sale                                                   (55,084)                  (57,270)
    Held for maturity                                                     (4,344)                  (27,250)
  Net increase in loans                                                  (30,288)                  (19,561)
  Purchase of leasing company                                             (3,100)                      ---
  Capital expenditures                                                    (3,003)                   (2,810)
  Net (increase) decrease in other real estate owned                        (141)                      619
-----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (43,356)                  (53,191)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                39,573                    30,079
  Increase in securities sold under agreements
    to repurchase                                                          3,936                     7,492
  Repayment of long-term debt                                             (5,000)                      ---
  Purchase of treasury stock                                              (1,513)                     (499)
  Exercise of stock options                                                  219                       180
  Dividends paid                                                          (2,846)                   (2,378)
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 34,369                    34,874
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       3,606                   (12,174)
Cash and cash equivalents, beginning of year                              40,342                    63,805
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $43,948                   $51,631
===========================================================================================================
See accompanying notes to consolidated financial statements

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

Note 2.  Statement of Cash Flow Information.


                                                                              For the nine months ended
                                                                                     September 30,
                                                                            2000                      1999
                                                                   ----------------------------------------
Supplemental schedule of noncash investing and                                     (in thousands)
      financing activities:
    Cash paid during the period for income taxes                          $3,535                    $2,995
    Cash paid during the period for interest                              15,081                    14,659
    Transfer of securities available for sale to securities held
      to maturity                                                            ---                    25,396
    Transfer of loans receivable to other real estate owned                  326                       257
    Loans to facilitate the sale of other real estate owned                  ---                       394


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

The following schedule shows the Company's earnings per share for the periods presented:



                                                            For the three months ended             For the nine months ended
                                                        September 30,        September 30,        September 30,   September 30,
(In thousands except per share data)                          2000                 1999                  2000             1999
                                                    ------------------------------------       --------------------------------

Income applicable to common stock                           $2,522                 $375                $7,359           $4,493

Weighted average number of common
  shares outstanding                                        12,565               12,661                12,645           12,662
Options issued to executive and officers                        77                   50                    78               57
                                                    ------------------------------------       --------------------------------
Weighted average number of common
  shares and common share equivalents                       12,642               12,711                12,723           12,719


Basic earnings per share                                     $0.20                $0.03                 $0.58            $0.35
----------------------------------------------------------------------------------------       --------------------------------

Diluted earnings per share                                   $0.20                $0.03                 $0.58            $0.35
----------------------------------------------------------------------------------------       --------------------------------

Note 4. Investment Securities

AVAILABLE FOR SALE                                           September 30, 2000                                December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                              Gross          Gross                                 Gross         Gross
                              Amortized  Unrealized     Unrealized          Fair    Amortized Unrealized    Unrealized        Fair
(in thousands)                     Cost       Gains         Losses         Value         Cost      Gains        Losses       Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies      $72,951         $84        $(1,561)      $71,474      $83,693        $92       $(1,798)    $81,987
Mortgage-backed securities       33,305         112           (343)       33,074       12,330         54          (378)     12,006
States and political
  subdivisions                   38,126          36           (752)       37,410       42,236         23        (1,426)     40,833
Other debt securities            22,092          96           (297)       21,891        9,683        ---          (397)      9,286
Other equity securities          11,531          11            ---        11,542        8,467         12           ---       8,479
-----------------------------------------------------------------------------------------------------------------------------------
                               $178,005        $339        $(2,953)     $175,391     $156,409       $181       $(3,999)   $152,591
===================================================================================================================================




HELD TO MATURITY                                             September 30, 2000                                December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                              Gross          Gross                                 Gross         Gross
                              Amortized  Unrealized     Unrealized          Fair    Amortized Unrealized    Unrealized        Fair
(in thousands)                     Cost       Gains         Losses         Value         Cost      Gains        Losses       Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies      $59,275         $45          $(740)      $58,580      $72,311        $48       $(1,197)    $71,162
Mortgage-backed securities       24,646          55           (516)       24,185       24,882         15          (522)     24,375
States and political
  subdivisions                   15,091          23           (158)       14,956       16,735         12          (240)     16,507
Other                            10,955         ---           (420)       10,535       11,202        ---          (495)     10,707
-----------------------------------------------------------------------------------------------------------------------------------
                               $109,967        $123        $(1,834)     $108,256     $125,130        $75       $(2,454)   $122,751
===================================================================================================================================


                                                                     September 30, 2000
-----------------------------------------------------------------------------------------------------------
                                                         Available for Sale      Held to Maturity
                                                         ------------------      ----------------
                                                           Amortized        Fair        Amortized     Fair
                                                                Cost       Value             Cost    Value
-----------------------------------------------------------------------------------------------------------
                                                    (in thousands)
Due in one year or less                                    $10,755       $10,731        $16,871    $16,839
Due after one year through
five years                                                  83,631        82,352         63,745     62,527
Due after five years through ten
years                                                       27,167        26,761          4,605      4,603
Due after ten years                                         11,616        10,931            100        102
-----------------------------------------------------------------------------------------------------------
                                                           133,169       130,775         85,321     84,071
Mortgage-backed securities                                  33,305        33,074         24,646     24,185
Other investments                                           11,531        11,542            ---        ---
-----------------------------------------------------------------------------------------------------------
Total securities                                          $178,005      $175,391       $109,967   $108,256
===========================================================================================================

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

        The following table shows the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of September 30, 2000 and 1999, and the average recorded investment in impaired loans during the three months preceding those dates (in thousands):

(in thousands)                                            Average Recorded
                                                          Investment (over
Date                 Investment    Valuation Allowance    preceding nine months)
-------------------------------------------------------------------------------
September 30, 2000   $4,522        $846                   $4,192
September 30, 1999    2,826         992                    3,539

        Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $207,000 in the first nine months of 2000. Interest that would have accrued had the loans performed under original terms would have been $417,000 for the first nine months of 2000.

Note 6. Acquisition

        On April 4, 2000, Lakeland Bank purchased NIA National Leasing Inc.
(NIA). NIA leases equipment to small to medium size businesses. The transaction was accounted for under the purchase method of accounting. Lakeland recorded $2.6 million of goodwill to be amortized over 15 years. The results of operations for the period April 4, 2000 through September 30, 2000 are included in the Company's income for the three months and nine months ended September 30, 2000. NIA was merged into Lakeland Bank and is a division of Lakeland Bank.

        In June 2000, SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133 was issued. SFAS No. 138 amends SFAS No. 133 for the following items: normal purchases and normal sales exception, hedging the benchmark interest rate, hedging recognized foreign currency-denominated debt instruments and hedging with intercompany derivatives. SFAS No. 138 is required to be adopted concurrently with SFAS No. 133. The Company has reviewed the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138 and does not anticipated these statements having a material affect on the Company's financial position or results of operations.

Note 7. Subsequent Events

        On October 19, 2000, the Company's Board of Directors declared an $0.08 dividend payable on November 15, 2000 to shareholders of record as of October 31, 2000. This cash dividend represents a $0.005 or 6.7% increase over previous quarters. The Company's Board at that time also approved a 5% stock dividend payable on November 15, 2000 to shareholders of record as of October 31, 2000. The shares issued in the stock dividend will not be eligible for the cash dividend on November 15,2000. The shares outstanding and earnings per share numbers have not been restated for the stock dividend in this 10-Q.


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

                Statements Regarding Forward-Looking Information

        The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for possible loan losses), corporate objectives, and other financial and business matters. The words "anticipates", "projects", "intends", "estimates", "expects", "believes", "plans", "may", "will,", "should", "could", and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

        In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company's actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company's markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients' acceptance of the Company's products and services; credit risks of lending activities and competitive factors; and the extent and timing of legislative and regulatory actions and reforms.

        The above-listed risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may emerge from time to time. Certain events may occur that could cause the Company's actual results to be materially different than those described in the Company's periodic filings with the Securities and Exchange Commission. Any statements made by the Company that are not historical facts should be considered to be forward-looking statements. The Company is not obligated to update and does not undertake to update any of its forward-looking statements made herein.

                             Results of Operations

Net Income

        Net income for the third quarter of 2000 was $2.5 million or $0.20 per diluted share compared to net income of $375,000 or $0.03 per diluted share for the same period in 1999. Return on Average Assets was 1.17% and Return on Average Equity was 13.47% for the third quarter of 2000. Net income for third quarter 1999 included $2.4 million in merger related expenses. Excluding the impact of the merger related expenses, net income in third quarter 1999 would have been $2.0 million or $0.16 per diluted share.

        Net income for the first nine months of 2000 was $7.4 million or $0.58 per diluted share compared to $4.5 million or $0.35 per diluted share for the same period last year. Return on Average Assets was 1.16% and Return on Average Equity was 13.32% for the first nine months of 2000. Excluding the impact of merger related expenses, net income for the first nine months of 1999 would have been $6.2 million or $0.49 per diluted share.

Net Interest Income

        Net interest income on a tax equivalent basis for third quarter 2000 was $9.4 million, representing a $351,000 or 3.7% increase from the $9.1 million earned in third quarter 1999. The increase in net interest income results from an increase in yields on average earning assets combined with a more favorable mix of interest earning assets. The net interest margin was 4.71% for third quarter 2000 compared to 4.64% for the same period last year.

        Interest income on a tax equivalent basis increased from $14.1 million in third quarter 1999 to $15.0 million in 2000, an increase of $879,000 or 6.2%. The increase in interest income in third quarter 2000 was due to an improvement in the mix of earning assets as well as an increase in the yield on earning assets resulting from increased rates. Loans as a percent of average earning assets increased from 57.8% in third quarter last year to 62.5% in third quarter this year. Federal funds sold as a percent of average earning assets declined from 3.3% in third quarter 1999 to 1.2% in third quarter 2000. The yield on the investment portfolio improved 26 basis points from 6.06% in third quarter 1999 to 6.32% in third quarter 2000. The yield on the loan portfolio improved from 8.14% to 8.21% in the same time periods.

        Total interest expense at $5.6 million for third quarter 2000 increased $528,000 or 10.5% from the same period last year. An increase in the cost of funds from third quarter 1999 to third quarter 2000 caused interest expense to increase by $496,000 and an increase in average interest bearing liabilities of $3.8 million caused interest expense to increase by $32,000.

        Net interest income on a tax equivalent basis increased from $25.9 million for the first nine months of 1999 to $28.0 million for the first nine months of 2000, an increase of $2.1 million or 8.1%. The net interest margin increased from 4.50% for the first nine months of 1999 to 4.78% for the same period in 2000. Interest income increased from $41.1 million to $43.6 million during that time period. An increase in average earning assets of $14.1 million from the first nine months of 1999 to the first nine months of 2000 contributed to an increase in interest income. The yield on interest earning assets increased from 7.15% for the first nine months of 1999 to 7.44% for the first nine months of 2000 partially because of a more favorable mix of earning assets and partially because of the increasing rate environment in 2000. The tax equivalent yield on the investment portfolio improved from 5.96% in the first nine months of 1999 to 6.24% for the same period in 2000. The yield on the loan portfolio improved from 8.05% for the first nine months of 1999 to 8.15% in 2000. Interest expense increased from $15.2 million in the first nine months of 1999 to $15.6 million in the first nine months of 2000. Even though market interest rates have increased from the first nine months of 1999 to the first nine months of 2000, the average cost of interest bearing funds only increased 7 basis points to 3.48% for the first nine months of 2000. The average cost of deposits decreased 2 basis points to 2.65% for the first nine months in 2000 due to a shift of deposits from time deposits to non-interest bearing demand deposits.

Provision for Possible Loan Losses

        In determining the provision for possible loan losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions.

        The provision for loan losses increased to $500,000 for the third quarter of 2000, as compared with $140,000 for the same quarter last year. Management increased the level of the provision in third quarter 2000 compared to third quarter last year due to management's current evaluation of the loan portfolio. During the third quarter of 2000, the Company charged off loans of $269,000 and recovered $152,000 in previously charged off loans compared to $168,000 and $51,000, respectively, during the same period in 1999.

        For the first nine months of 2000, the provision was $1.5 million compared to $405,000 for the same period last year. The Company charged off $953,000 and recovered previously charged off loans of $360,000 during the first nine months of 2000 compared to respective charge-offs and recoveries of $528,000 and $238,000 for the same period in 1999. The increase in the provision for possible loan losses from the first nine months of 1999 to the first nine months of 2000 relates to the higher level of charge-offs for the first nine months of 2000 compared to the same period in 1999.


Noninterest Income

        Noninterest income increased from $1.5 million to $2.3 million from third quarter 1999 to third quarter 2000 primarily as a result of $580,000 in gains on sales of leases sold by its leasing division. Also contributing were increases in service charges on deposit accounts which increased from $1.1 million in third quarter 1999 to $1.2 million in third quarter 2000 as a result of increased deposit related fees. Commissions and fees increased from $208,000 in third quarter 1999 to $284,000 in third quarter 2000 as a result of an increase in loan origination fees. Other income increased from $194,000 for third quarter 1999 to $226,000 in 2000 as a result of a reduction in mortgage sales during that time period.

        Noninterest income increased from $4.6 million for the first nine months of 1999, to $6.0 million for the first nine months of 2000, an increase of $1.4 million, or 30.4% for the same reasons that noninterest income increased from third quarter 1999 to third quarter 2000. Gains on sales of leases of $1.1 million during the first nine months of 2000 was the primary reason for the increase. Service charges on deposits increased $390,000 or 12.3% from the first nine months of 1999 to the first nine months of 2000. Commissions and fees increased from $643,000 for the first nine months of 1999 to $775,000 for the first nine months of 2000 as a result of increased loan fee income and increased commissions received from full service brokerage services. Other income declined from $803,000 for the first nine months of 1999 to $662,000 for the first nine months of 2000, primarily because gains on sales of mortgages declined resulting from a decrease in mortgage sales during that time period.


Noninterest Expense

        Noninterest expense decreased from $9.1 million in the third quarter of 1999 to $7.2 million in 2000, a decrease of $1.9 million. Excluding the impact of $2.4 million in merger related expenses in third quarter 1999, noninterest expenses increased $531,000 or 8.0%. The majority of the expense increase relates to operating expenses of Lakeland's newly acquired leasing division. Salaries and employee benefits increased $265,000 from third quarter 1999 to $4.0 million in 2000 primarily as a result of salaries paid to the employees of the newly acquired leasing division. Net occupancy and equipment expense increased from $1.2 million in 1999 to $1.3 million in 2000 as a result of increased software licensing fees for the Company's computer system which was upgraded in late 1999. Other expenses increased $149,000 in third quarter 1999 to third quarter 2000 as a result of expenses related to the leasing division and from increases in telephone expense.

        Comparing year-to-date non-interest expense shows that non-interest expense decreased from $22.1 million for the first nine months of 1999 to $20.5 million in 2000, a decrease of $1.6 million. Excluding the impact of the merger related expenses in 1999, noninterest expenses increased $835,000 or 4.2%. Salaries and benefits increased by $116,000 to $11.3 million. Net occupancy and equipment expense increased from $3.6 million for the first nine months of 1999 to $3.9 million for the first nine months of 2000 resulting from expenses related to the opening of a new branch of NBSC during fourth quarter last year. Other expenses increased from $3.9 million to $4.3 million primarily as a result of expenses related to the leasing division.

        Management uses the efficiency ratio as a means of measuring improvement in its overhead related expenses. The efficiency ratio is the ratio of noninterest expense excluding amortization of goodwill and expense related to other real estate owned to tax equivalent net interest income and noninterest income excluding securities gains or losses. The Company's efficiency ratio for the first nine months of 2000 was 60% compared to 67% for the year ended December 31, 1999 excluding merger related expenses.


Income Taxes

        The Company's effective tax rate was 32.9% in the first nine months of 2000 compared to 36.9% in the first nine months of 1999. The Company's effective tax rate decreased from 1999 to 2000 as a result of recording merger related expenses in 1999 that were not tax deductible.


                              Financial Condition

        The Company's total assets increased $44.1 million or 5.3% from $830.2 million at December 31, 1999, to $874.3 million at September 30, 2000. Total deposits increased from $736.7 million on December 31, 1999 to $776.3 million on September 30, 2000, an increase of $39.6 million.

Loans

        Loans, net of deferred loan fees increased from $476.5 million on December 31, 1999 to $506.3 million on September 30, 2000, an increase of $29.8 million, or 6.3%. Most of this growth was in installment and home equity loans which increased $20.7 million, or 19.3% to $128.0 million at September 30, 2000. Commercial loans increased $8.7 million or 4.1% to $223.0 million.

Risk Elements

        The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned for the periods presented:


                                      September 30,   December 31, September 30,
(in thousands)                                 2000           1999          1999
                                        -----------------------------------------
Non-performing loans:
   Non-accrual loans                         $2,960         $2,961        $3,352
   Loans past due 90 days or more             1,880          2,210         2,324
   Renegotiated loans                           ---            389           391
                                        -----------------------------------------
TOTAL NON-PERFORMING LOANS                    4,840          5,560         6,067
Other real estate owned                         558            418           704
                                        -----------------------------------------
TOTAL NON-PERFORMING ASSETS                  $5,398         $5,978        $6,771
                                        =========================================

        There were no loans at September 30, 2000, other than those included on the above table, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

        Non-accrual loans remained substantially the same at $3.0 million on September 30, 2000 compared to year-end 1999. There are no loan relationships in non-accrual loans with balances in excess of $1 million, and one loan relationship in non-accrual loans with a balance between $500,000 and $1 million.

        On September 30, 2000, the Company had $4.5 million in impaired loans compared to $4.3 million at year-end 1999. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $846,000 has been allocated to the allowance for possible loan losses for impairment.

        The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:


                                                      For the nine       For the   For the nine
                                                      months ended    year ended   months ended
                                                     September 30,  December 31,  September 30,
(dollars in thousands)                                        2000          1999           1999
                                                    --------------------------------------------
Balance of the allowance at the
     beginning of the year                                  $7,668        $7,984         $7,984
                                                    --------------------------------------------
     Loans charged off:
          Commercial                                           136         1,670            130
          Home Equity and consumer                             198           182            121
          Real estate--mortgage                                619           571            277
                                                    --------------------------------------------
               Total loans charged off                         953         2,423            528
                                                    --------------------------------------------

     Recoveries:
          Commercial                                           173           228            162
          Home Equity and consumer                              82            88             68
          Real estate--mortgage                                105            10              8
                                                    --------------------------------------------
               Total Recoveries                                360           326            238
                                                    --------------------------------------------
                   Net charge-offs:                            593         2,097            290
Provision for possible loan losses
           charged to operations                             1,500         1,781            405
                                                    --------------------------------------------
Ending balance                                              $8,575        $7,668         $8,099
                                                    ============================================

Ratio of net charge-offs to average loans
  outstanding                                                0.12%         0.45%          0.06%
Ratio of allowance at end of period as a
  percentage of period end total loans                       1.69%         1.61%          1.72%

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

        Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at September 30, 2000.

Investment Securities

        For detailed information on the composition and maturity distribution of the Company's investment security portfolio, see Note 4. Total investment securities increased from $277.7 million on December 31, 1999 to $285.4 million on September 30, 2000, an increase of $7.7 million, or 2.8%. Investment securities held to maturity declined from $125.1 million on December 31, 1999 to $110.0 million on September 30, 2000, a decrease of $15.1 million as a result of paydowns and maturities. Investment securities available for sale increased from $152.6 million on December 31, 1999 to $175.4 million on September 30, 2000 as maturities in the held to maturity portfolio were invested in the available for sale portfolio. The increase in the available for sale portfolio rather than the held to maturity portfolio will give the Company greater flexibility in responding to changes in market conditions.


Deposits

        Total deposits increased from $736.7 million on December 31, 1999 to $776.3 million on September 30, 2000, an increase of 5.4%. Total non-interest bearing deposits increased from $165.6 million to $175.3 million, an increase of $9.7 million, or 5.9%. Time deposits under $100,000 increased from $180.3 million at year-end 1999 to $191.3 million on September 30, 2000, an increase of $11 million or 6.1%. Time deposits over $100,000 increased from $35.0 million at year-end 1999 to $53.3 million on September 30, 2000 as a result of an increase in municipal deposits.


Liquidity

        Cash and cash equivalents increased by $3.6 million from December 31, 1999 to September 30, 2000. Operating activities, principally the result of the Company's net income, provided $12.6 million in net cash. Investing activities used $43.4 million in net cash, primarily reflecting use of funds for the purchase of investment securities of $59.4 million and use of funds for loans of $30.3 million. Financing activities provided $34.4 million in net cash, reflecting an increase in deposits and short-term borrowings of $43.5 million, offset partially by a payment of cash dividends of $2.8 million. The Banks anticipate that they will have sufficient funds available to meet their current loan commitments and deposit maturities. Core deposits (which exclude time deposits over $100,000) as a percent of assets were 83% as of September 30, 2000. At September 30, 2000, the Company's investment portfolio of $285.4 million had an estimated average life of 3.4 years. At September 30, 2000, the Banks had outstanding loan origination commitments of $72.1 million and total time deposits issued in amounts of $100,000 or more maturing within one year of $53.3 million.


Interest Rate Risk

        The Company monitors and controls interest rate risk by using interest rate sensitivity modeling. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance sheet items.

        With interest rate sensitivity modeling, management projects future interest income based on the interest earning assets and interest bearing liabilities it currently has on its balance sheet and then estimates the effects of various changes in interest rates on those assets and liabilities. Based on that modeling, if rates were to increase 200 basis points over a twelve month period, net interest income would decline $893,000 or 2.4%. If rates were to decline 200 basis points over a twelve month period, net interest income would increase $2.1 million or 5.4%. The change in Market Value of Portfolio Equity is measured by estimating the change in the market value of assets, liabilities and off-balance sheet items assuming fluctuations or rate shocks of plus 200 basis points and minus 200 basis points. Based on management's interest rate sensitivity modeling, with an immediate interest rate increase of 200 basis points, the Market Value of Portfolio Equity would decrease 15%. With an immediate decrease in interest rates of 200 basis points, the Market Value of Portfolio Equity would increase 8%. The information set forth in this paragraph is based on significant estimates and assumptions, and constitutes a forward looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

Capital Resources

        Stockholders' equity increased from $72.3 million on December 31, 1999 to $76.2 million on September 30, 2000. Book value per common share increased to $6.06 on September 30, 2000 from $5.71 on December 31, 1999. The increase in stockholders' equity from December 31, 1999 to September 30, 2000 results from net income and decreases in accumulated other comprehensive losses resulting from increases in market values of the Company's investment securities available for sale offset by dividends paid to shareholders.

        The Company and its subsidiaries, Lakeland and NBSC, are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiaries' financial statements. Management believes, as of September 30, 2000, that the Company and its subsidiaries met all capital adequacy requirements to which they are subject.

        The capital ratios for the Company and its subsidiaries at September 30, 2000, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:


                                        Tier 1 Capital              Tier 1 Capital               Total Capital
                                       to Total Average            to Risk-Weighted            to Risk-Weighted
                                         Assets Ratio                 Assets Ratio               Assets Ratio
                                         September 30,                September 30,              September 30,
Capital Ratios:                              2000                          2000                      2000
                                        ------------               --------------                 -----------
The Company                                8.72%                      14.15%                        15.41%
Lakeland Bank                              8.47%                      13.13%                        14.33%
NBSC                                       7.80%                      14.52%                        15.79%
"Well capitalized" institution under FDIC
   Regulations                             5.00%                       6.00%                        10.00%


ITEM 3  Quantitative and Qualitative Disclosures about Market Risk

        See "Interest Rate Risk" on page 13 and the Annual Report on Form 10-K for the year ended December 31, 1999.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not Applicable

Item 5     Other Information                   Not Applicable


Item 6.  Exhibits and Reports of Form 8-K

           (a)  Exhibits

                None

           (b) Current Reports on Form 8-K filed during the quarter ended September 30, 2000.

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



                                        Lakeland Bancorp, Inc.
                                 ----------------------------------
                                            (Registrant)



                                 \s\ Roger Bosma
                                 ---------------------------------------------
                                             Roger Bosma
                                 President and Chief Executive Officer



                                 \s\ Joseph F. Hurley
                                 ---------------------------------------------
                                          Joseph F. Hurley
                                   Executive Vice President and
                                     Chief Financial Officer


November 11, 2000
-----------------
Date