Form 10-K
period 2000-12-31
LAKELAND BANCORP INC
filed 2001-03-29
CIK 846901

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO
               ______.

                             Commission file number:
                                    33-27312


                             LAKELAND BANCORP, INC.
           ----------------------------------------------------------
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

    Title of Each Class
--------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of February 1, 2001,is estimated to have been approximately $111,000,000. The number of shares outstanding of the registrant's Common Stock, as of February 1, 2001, was 13,121,504.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc's., Proxy Statement for its 2001 Annual Meeting of Shareholders (Part III).

                             LAKELAND BANCORP, INC.

                                 Form 10-K Index

                                     PART I
                                                                            PAGE

Item 1.  Business..........................................................    2
Item 2.  Properties........................................................   11
Item 3.  Legal Proceedings.................................................   11
Item 4.  Submission of Matters to a Vote of Security Holders...............   11
Item 4A. Executive Officers of the Registrant..............................   11

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
            Related Stockholder Matters....................................   14
Item 6.  Selected Financial Data...........................................   16
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   17
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk..............................................   32
Item 8.  Financial Statements and Supplementary Data.......................   32
Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................   62

                                    PART III

Item 10. Directors of the Registrant.......................................   62
Item 11. Executive Compensation............................................   62
Item 12. Security Ownership of Certain Beneficial Owners
            and Management.................................................   62
Item 13. Certain Relationships and Related Transactions....................   62

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K....................................................   62
Signatures.................................................................   65

                                     PART I
                                     ------

ITEM 1 - Business

                                     GENERAL
                                     -------

Lakeland Bancorp, Inc. (the "Company"), a New Jersey corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank ("LB" or the "Bank"). On February 20, 1998, the Company acquired Metropolitan State Bank, which became a subsidiary of the Company. On July 15, 1999, the Company completed its acquisition of The National Bank of Sussex County ("NBSC"). On January 28, 2000, the Company merged Metropolitan State Bank into LB, with LB as the survivor. The Company's primary business consists of managing and supervising LB and NBSC. The principal source of the Company's income is dividends paid by its subsidiary banks. At December 31, 2000, the Company had consolidated total assets, deposits, and stockholder's equity of approximately $906.6 million, $800.8 million, and $78.6 million, respectively.

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

LB was organized as Lakeland State Bank on May 19, 1969. LB is a state banking association, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). LB is not a member of the Federal Reserve System. LB is a full-service commercial bank, offering a complete range of consumer, commercial, and trust services. LB's 19 branch offices are located in the following five New Jersey counties: Morris, Passaic, Sussex, Essex, and Bergen.

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

Commercial Bank Services
Through its bank subsidiaries, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses in its northern New Jersey market area. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans and mortgage loans. Depository products include: demand deposits, savings accounts, and time accounts. In addition, the Company offers collection, wire transfer, and night depository services. In the second quarter of 2000, LB acquired NIA National Leasing Company. Since its acquisition, this company has operated as a division of LB under the name Lakeland Bank Equipment Leasing Division. This acquisition provides a solution to small and medium sized companies who wish to choose leasing over other financial alternatives.

Consumer Banking
The Company also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, secured and unsecured loans, consumer installment loans, mortgage loans, and safe deposit services. LB and NBSC also provide brokerage services to their customers through a third party. NBSC also provides insurance services through a joint venture with a third party.

Trust Services
A variety of fiduciary services are available through a third party. These include investment management, advisory services, and custodial functions for individuals. The trust function also administers, in a fiduciary capacity, pensions, personal trusts, and estates.

Competition
The Company operates in a highly competitive market environment within northern New Jersey. Three major multi-bank holding companies in addition to several large independent regional banks and several large multi-state thrift holding companies operate within the Company's market area. These larger institutions have substantially larger lending capacities and typically offer services which the Company does not offer.

In recent years, the financial services industry has expanded rapidly as barriers to competition within the industry have become less significant. Within this industry, banks must compete not only with other banks and traditional financial institutions, but also with other business corporations that have begun to deliver financial services.

Concentration
The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.

Employees
At December 31, 2000, there were 376 persons employed by the Company.


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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. This act also authorizes banks to merge across state lines, thereby creating interstate branches. Under the act, each state had the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such state, or to "opt in". Furthermore, a state may "opt in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.

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

Recent Legislation
------------------
The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

 .    allows bank holding companies meeting management, capital, and Community
     Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;
 .    allows insurers and other financial services companies to acquire banks;
 .    removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and
 .    establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Federal Reserve Board also provided regulations on procedures which would be used against financial holding companies that have depository institutions which fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking.

The Office of the Comptroller of the Currency has adopted rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies, but may not engage in insurance underwriting, real estate development, or merchant banking. Sections 23A and 23B of the Federal Reserve Act apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank's capital in measuring all capital ratios.

The Modernization Act also modified other current financial laws, including laws related to financial privacy and community reinvestment.

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

Capital Adequacy Guidelines
---------------------------
The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2000, the Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 13.58% and 14.84%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company is subject to similar minimum leverage criteria. The Company's leverage ratio was 8.47% at December 31, 2000.

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

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and its subsidiary banks may pay. Under FDICIA, banking institutions which are deemed to be "undercapitalized" will, in most instances, be prohibited from paying dividends. See "FDICIA". See also the "Regulatory Matters" Note of the Notes to Consolidated Financial Statements for further information regarding dividends.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4%

(or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2000, the Company, LB and NBSC met all regulatory requirements for classification as "well capitalized" under the regulatory framework for prompt corrective action.

In addition, FDICIA requires banking regulators to promulgate standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

BIF Premiums and Recapitalization of SAIF
-----------------------------------------
FDIC insured banks are required to pay FDIC premiums based on the institution's respective risk classification. Based on their risk classifications LB and NBSC did not pay an FDIC premium in 2000. In addition, LB and NBSC and all other members of the Bank Insurance Fund or "BIF" are required to help fund interest payment obligations that the Financing Corporation ("FICO") has assumed to recapitalize the Savings Association Insurance Fund ("SAIF"). During 2000, a FICO premium of approximately two basis points was charged on BIF deposits. Based on this premium, LB and NBSC paid FICO premiums of $102,000 and $50,000 respectively in 2000.

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

The Company operates 29 banking locations located in Passaic, Morris, Sussex, Bergen, and Essex Counties, New Jersey. LB's Wantage office is leased under a lease expiring October 31, 2006. LB's Rockaway office is under a lease expiring May 15, 2009. LB's Newton office is under a month-to-month lease which began on October 1, 2000. LB's Wharton Office is under a lease, expiring August 22, 2005. LB's Ringwood office is under a lease, expiring March 1, 2003. LB's Fairfield office is under a lease, expiring February 28, 2002. NBSC's Vernon office is under a lease, expiring September 2001. For information regarding all of the Company's rental obligations, see Notes to Consolidated Financial Statements.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2000.

ITEM 4A - Executive Officers of the Registrant
The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.


Name and Age        Officer of       Position with the Company, its Subsidiary
                   The Company       Banks, and Business Experience
                      Since


Roger Bosma          1999            President and Chief Executive Officer
Age 58                               of the Company (June, 1999 - Present);
                                     Executive Vice President, Hudson United
                                     Bancorp (May, 1997 - June, 1999); President
                                     and Chief Executive Officer, Independence
                                     Bank of New Jersey (prior years - May,
                                     1997)

Arthur L. Zande               1971      Vice President and Treasurer of the
Age 66                                  Company (June, 1999 - Present);
                                        President and Chief Executive Officer,
                                        LB (June, 1999 - Present); Executive
                                        Vice President and Chief Executive
                                        Officer of the Company and LB (prior
                                        years - June, 1999)

Robert A. Vandenbergh         1999      Executive Vice President and Chief
Age 49                                  Lending Officer of the Company (October,
                                        1999 - Present); President, NBSC
                                        (November, 1998 - Present); Executive
                                        Vice President, NBSC (1997 - November,
                                        1998); Chief Lending Officer, NBSC
                                        (prior years - 1997)

Joseph F. Hurley              1999      Executive Vice President and Chief
Age 50                                  Financial Officer of the Company
                                        (November, 1999 - Present); Executive
                                        Vice President and Chief Financial
                                        Officer, Hudson United Bancorp (May,
                                        1997 - November, 1999); Vice President
                                        and Chief Accounting Officer, Prudential
                                        Insurance Company (prior years - May,
                                        1997)

Jeffrey J. Buonforte          1999      Executive Vice President and Chief
Age 49                                  Retail Officer of the Company (November,
                                        1999 - Present); Director, Business
                                        Development, Price Waterhouse Coopers
                                        (September, 1998 - November, 1999); Vice
                                        President and Senior Regional Manager,
                                        Bank of New York (prior years -
                                        September, 1998)

Louis E. Luddecke             1999      Executive Vice President and Chief
Age 54                                  Operations Officer of the Company
                                        (October, 1999 - Present); Executive
                                        Vice President and Chief Financial
                                        Officer, Metropolitan State Bank (prior
                                        years - October, 1999)

Steven Schachtel     2000                President, Lakeland Band Equipment
Age 43                                   Leasing Division April 2000 - Present);
                                         President, NIA National Leasing (prior
                                         years - April 2000)

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol LBAI on the NASDAQ National Market since February 22, 2000 and in the over the counter market prior to this date. As of December 31, 2000, there were 3,841 shareholders of record of common stock. The following table sets forth the range of the high and low daily closing prices of the common stock. Bloomberg provides the information prior to February 22, 2000. Nasdaq provides information fot periods after that date. Prices and dividends have been adjusted to reflect the 5% stock dividend paid on November 15, 2000.

                                                                                     Dividends
Year ended December 31, 2000                          High              Low           Declared
                                                     -----------------------------------------
          First Quarter                              $10.30           $8.57            $ 0.071
          Second Quarter                              11.43            9.76              0.071
          Third Quarter                               11.31           10.48              0.071
          Fourth Quarter                              11.38            8.63              0.076

                                                                                     Dividends
Year ended December 31, 1999                          High              Low       Declared (1)
                                                     -----------------------------------------
          First Quarter                              $19.05          $15.24            $ 0.054
          Second Quarter                              16.90           14.76              0.054
          Third Quarter                               15.71           11.12              0.071
          Fourth Quarter                              13.33            9.89              0.071

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $8.0 million was available for payment of dividends from LB to the Company as of December 31, 2000.

NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years without prior approval from the Office of the Comptroller of the Currency. In addition, if NBSC sustains losses that exceed its aggregate retained earnings, NBSC may not pay dividends until the losses are recovered. Under these limitations approximately $3.3 million was available for the payment of dividends from NBSC to the Company as of December 31, 2000.

Capital guideline and other regulatory requirements may further limit the Company's and its bank subsidiaries' ability to pay dividends. See "Item 1 - Business - Supervision and Regulation - Dividend Restrictions."

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

(Not covered by Report of Independent Public Accountants)

                                                            2000         1999          1998       1997           1996
Year Ended December 31                                              (in thousands except per share data)

Interest income                                          $58,213      $54,031       $51,871    $49,697        $45,160
Interest expense                                          21,720       20,241        19,876     19,250         17,545
                                                    ------------------------------------------------------------------
Net interest income                                       36,493       33,790        31,995     30,447         27,615
Provision for possible loan losses                         2,000        1,781           698      1,026            908
Noninterest income                                         8,263        6,292         5,998      6,142          5,227
Gain (loss) on sale of securities                           (529)          32           119         46             (4)
Noninterest expenses                                      27,527       30,219        25,033     23,749         21,789
                                                    ------------------------------------------------------------------
Income before income taxes                                14,700        8,114        12,381     11,860         10,141
Income tax provision                                       4,695        2,714         4,424      4,234          3,845
                                                    ------------------------------------------------------------------
Net income                                               $10,005       $5,400        $7,957     $7,626         $6,296
                                                    ==================================================================

Per-Share Data
Weighted average shares outstanding:
  Basic                                                   13,250       13,295        13,270     13,162         12,687
  Diluted                                                 13,328       13,349        13,355     13,319         12,722
Earnings per share:
  Basic                                                    $0.76        $0.41         $0.60      $0.58          $0.50
  Diluted                                                  $0.75        $0.40         $0.60      $0.57          $0.49
Cash dividend per common share                             $0.29        $0.25         $0.20      $0.15          $0.13
Book value per common share                                $5.99        $5.44         $5.56      $5.14          $4.70

At December 31
Investment securities available for sale                $187,880     $152,591      $165,282   $151,186       $136,618
Investment securities held to maturity                   107,860      125,130        90,657     81,775         80,705
Loans, net of deferred fees                              521,841      476,514       450,051    417,955        383,365
Total assets                                             906,612      830,170       803,024    741,175        674,899
Total deposits                                           800,762      736,739       711,811    651,901        598,564
Long-term debt                                            11,000        6,000         5,000      5,000            973
Total stockholders' equity                                78,624       72,282        73,763     68,127         61,321

Performance ratios
Return on Average Assets                                   1.16%        0.65%         1.04%      1.07%          0.98%
Return on Average Equity                                  13.43%        7.64%        11.03%     11.73%         11.32%
Efficiency ratio                                          61.92%       75.25%        65.78%     63.74%         65.18%
Net Interest Margin                                        4.77%        4.56%         4.72%      4.78%          4.64%

Capital ratios
Tier 1 leverage ratio                                      8.47%        8.88%         9.35%      9.48%          9.64%
Total risk-based capital ratio                            14.84%       16.66%        17.05%     17.99%         17.47%

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

This section presents a review of Lakeland Bancorp, Inc.'s consolidated results of operations and financial condition. You should read this section in conjunction with the consolidated financial data that is presented on the preceding page as well as the accompanying notes to financial statements. As used in the following discussion, the term "Company" refers to Lakeland Bancorp, Inc. The Company's wholly owned banking subsidiaries--Lakeland Bank (Lakeland) and the National Bank of Sussex County (NBSC)--are collectively referred to as "the Banks." Metropolitan State Bank (Metropolitan) was merged into Lakeland on January 28, 2000.

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

Financial Overview

     The year ended December 31, 2000 represented a year of record earnings for the Company as well as a year of growth. The year 2000 was the first full year following the integration of NBSC and Metropolitan. During 2000, the Company acquired a leasing company, acquired a branch, opened a new branch, and planned the opening of three additional branches early in 2001.

     In comparing 2000 earnings with results in 1999, merger-related and restructuring charges in 1999 must be considered. Therefore, the reader should consider net income in two ways: 1) Core Earnings which exclude any one-time charges, and 2) Net Income which includes one-time charges.

     Net income for 2000 was $10.0 million or $0.75 per diluted share. Return on average assets was 1.16% and return on average equity was 13.43%. In 1999, net income was $5.4 million including merger related charges or $0.40 per diluted share. Return on Average Assets was 0.65% for 1999 and Return on Average Equity was 7.64% for 1999.

     Net income for 2000 was 22% higher than Core Earnings in 1999 of $8.2 million or $0.61 per diluted share. In 1999, Return on Average Assets was 0.99% and Return on Average Equity was 11.58% excluding one time charges. For 1998, net income including $324,000 in restructuring charges was $8.0 million or $0.60 per diluted share. Return on Average Assets in 1998 was 1.04% and Return on Average Equity was 11.03%.

Net interest income

     Net interest income is the difference between interest income on earning assets and the interest cost of funds supporting those assets. The Company's net interest income is determined by: (i) the volume of interest-earning assets that it holds and the yields that it earns on those assets, and (ii) the volume of interest-bearing liabilities that it has assumed and the rates that it pays on those liabilities. Net interest income increases when the Company can use noninterest bearing deposits to fund or support interest-earning assets.

     Net interest income for 2000 on a tax equivalent basis was $37.8 million, representing an increase of $2.7 million or 7.7% from the $35.0 million earned in 1999. Net interest income for 1998 on a tax equivalent basis was $32.9 million. Net interest income improved from 1999 to 2000 primarily because earning assets increased by $24.6 million. Similarly, the increase in net interest income in 1999 from 1998 resulted from an increase in earning assets of $71.4 million.

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

                INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

                      (tax equivalent basis, in thousands)


                                                    2000 vs. 1999                         1999 vs. 1998
                                        ------------------------------------------------------------------------------
                                              Increase (Decrease)                   Increase (Decrease)
                                               Due to Change in:        Total        Due to Change in:          Total
                                        -------------------------    Increase -------------------------      Increase
                                             Volume         Rate    (Decrease)       Volume       Rate      (Decrease)
                                        ------------------------------------------------------------------------------

Interest Income
  Loans                                      $2,600         $975       $3,575        $2,565    $(1,913)          $652
  Taxable investment securities                 553          647        1,200         1,729       (342)         1,387
  Tax-exempt investment securities              (77)         151           74         1,148       (174)           974
  Federal funds sold                           (959)         318         (641)         (389)      (123)          (512)
                                        ------------------------------------------------------------------------------
      Total interest income                   2,117        2,091        4,208         5,053     (2,552)         2,501
                                        ------------------------------------------------------------------------------

Interest Expense

  Savings deposits                               38           54           92           123       (469)          (346)
  Interest bearing transaction accounts          83           37          120           683       (170)           513
  Time deposits                                 234          914        1,148           678       (512)           166
  Borrowings                                     (9)         128          119            69        (37)            32
                                        ------------------------------------------------------------------------------
      Total interest expense                    346        1,133        1,479         1,553     (1,188)           365
                                        ------------------------------------------------------------------------------
NET INTEREST INCOME
    (TAX EQUIVALENT BASIS)                   $1,771         $958       $2,729        $3,500    $(1,364)        $2,136
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

                CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS


                                      ---------------------------- ------------------------------ -------------------------------
                                                   2000                         1999                            1998
                                      ---------------------------- ------------------------------ -------------------------------
                                                           Average                        Average                         Average
                                                  Interest   rates              Interest    rates               Interest    rates
                                         Average   Income/  earned/    Average   Income/  earned/     Average    Income/  earned/
                                         Balance   Expense    paid     Balance   Expense     paid     Balance    Expense     paid
------------------------------------------------------------------ ------------------------------ -------------------------------
                                                                   (dollars in thousands)
ASSETS
  Interest earning assets:
  Loans (A)                             $494,017   $40,853   8.27%    $462,363   $37,278    8.06%    $431,233    $36,626    8.49%
  Taxable investment securities (B)      232,434    14,315   6.16%     223,223    13,115    5.88%     193,577     11,728    6.06%
  Tax-exempt securities                   54,590     3,637   6.66%      55,847     3,563    6.38%      37,594      2,589    6.89%
  Federal funds sold                      11,499       681   5.92%      26,519     1,322    4.99%      34,184      1,834    5.37%
------------------------------------------------------------------ ------------------------------ -------------------------------
    Total interest earning assets        792,540    59,486   7.51%     767,952    55,278    7.20%     696,588     52,777    7.58%

  Noninterest earning assets:
    Allowance for possible loan losses    (8,220)                       (8,040)                        (7,912)
    Other assets                          75,225                        70,588                         72,847
------------------------------------------------------------------ ------------------------------ -------------------------------
TOTAL ASSETS                            $859,545                      $830,500                       $761,523
------------------------------------------------------------------ ------------------------------ -------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing liabilities:
    Savings accounts                    $184,933    $4,278   2.31%    $183,299    $4,186    2.28%    $178,615     $4,532    2.54%
    Interest bearing transaction
      accounts                           168,837     3,815   2.26%     165,146     3,695    2.24%     133,961      3,182    2.38%
    Time deposits                        234,478    12,643   5.39%     229,866    11,495    5.00%     213,007     11,329    5.32%
    Borrowings                            19,504       984   5.05%      19,700       865    4.39%      18,022        833    4.62%
------------------------------------------------------------------ ------------------------------ -------------------------------
    Total interest bearing liabilities   607,752    21,720   3.57%     598,011    20,241    3.38%     543,605     19,876    3.66%
------------------------------------------------------------------ ------------------------------ -------------------------------
  Noninterest bearing liabilities:
    Demand deposits                      170,991                       156,725                        140,781
    Other liabilities                      6,293                         5,050                          4,979
    Stockholders' equity                  74,509                        70,714                         72,158
------------------------------------------------------------------ ------------------------------ -------------------------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $859,545                      $830,500                       $761,523
------------------------------------------------------------------ ------------------------------ -------------------------------
  Net interest income (tax equivalent basis)        37,766   3.93%                35,037    3.81%                 32,901    3.92%
  Tax equivalent basis adjustment                    1,273                         1,247                             906
------------------------------------------------------------------ ------------------------------ -------------------------------
  NET INTEREST INCOME                              $36,493                       $33,790                         $31,995
------------------------------------------------------------------ ------------------------------ -------------------------------
  Net interest margin (tax equivalent basis) (C)             4.77%                          4.56%                           4.72%
------------------------------------------------------------------ ------------------------------ -------------------------------

(A) Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B) Includes certificates of deposits and interest-bearing cash accounts.
(C) Net interest income divided by interest earning assets.

     Total interest income on a tax equivalent basis increased from $55.3 million in 1999 to $59.5 million in 2000, an increase of $4.2 million. The increase in interest income in 2000 was due to a $24.6 million increase in interest-earning assets and a 31 basis point increase in the yield on interest-earning assets. The increase in yield reflected an increase in the overall rate environment in 2000 and also reflected a more favorable mix in earning assets. The increase in interest-earning assets was due to growth in the loan and investment portfolios.

     The increase in interest income from $52.8 million in 1998 to $55.3 million in 1999 resulted from a $71.4 million increase in earning assets which was partially offset by a 38 basis point decline in the yield on earning assets caused by the decline in rates which occurred in 1998 and in the first half of 1999.

     Total interest expense increased from $20.2 million in 1999 to $21.7 million in 2000 as a result of a $9.7 million increase in interest-bearing liabilities and a 19 basis point increase in the Company's cost of funds. The increase in the cost of funds resulted from the increase of the overall interest rate environment in the year 2000 and from an increase in time deposits. Total interest expense increased from $19.9 million in 1998 to $20.2 million in

1999 as a result of a $54.4 million increase in interest-bearing liabilities partially offset by a 28 basis point decrease in the cost of funds.

Net Interest Margin

     Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company's net interest margin was 4.77%, 4.56% and 4.72% for 2000, 1999 and 1998, respectively. The increase in the net interest margin from 1999 to 2000 results from higher rates earned on loans and investment securities which more than offset higher rates paid on deposits. The loan yield increased 21 basis points, the yield on taxable investment securities increased 28 basis points, and the yield on the tax-exempt investment portfolio increased 28 basis points. The cost of funds increased 19 basis points. The decrease in the net interest margin from 1998 to 1999 resulted from a 18 basis point decline in yields in the taxable investment portfolio and a 43 basis point decline in the yield on the loan portfolio.

     The average cost of the Company's deposits was 2.73%, 2.64% and 2.86%, for 2000, 1999 and 1998, respectively.

Provision For Possible Loan Losses

     In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $2.0 million in 2000, $1.8 million in 1999, and $698,000 in 1998. The increase in the provision from 1999 to 2000 was due to management's evaluation of the loan portfolio. For more information, see Financial Condition--Risk Elements below. Net charge-offs decreased from $2.1 million in 1999 to $778,000 in 2000. Net charge-offs as a percent of average loans outstanding decreased from 0.45% in 1999 to 0.16% in 2000.

     The 1999 provision for possible loan losses at $1.8 million increased from $698,000 in 1998. The increase in the 1999 provision for possible loan losses was due to an increase in net charge-offs from 1998 to 1999 and included a $440,000 provision made to conform provisioning policies among subsidiary banks. The ratio of net charge-offs to average loans outstanding was 0.23% in 1998.

Noninterest Income

     Noninterest income increased $1.4 million or 22.3% to $7.7 million in 2000 from $6.3 million in 1999 and represented 17.5% of total income for 2000. Total income includes net interest income plus noninterest income. The primary source of this increase was $1.5 million in gains on sales of leases generated from the Company's leasing division which was purchased early in second quarter 2000. Also contributing to the increase in noninterest income were higher service charges collected on deposit accounts. Commissions and fees increased from $904,000 in 1999 to $1.2 million in 2000. The increase in commissions and fees resulted primarily from an increase in loan fees and in commissions and fees on investment services. Other income decreased from $1.2 million in 1999 to $820,000 in 2000 as a result of decreases in gains on sales of loans. Noninterest income increased $207,000 or 3.4% to $6.3 million in 1999 from $6.1 million in 1998 and represented 15.8% of total income for 1999. Noninterest income increased from 1998 to 1999 as a result of increased service fees collected on deposit accounts and due to fees generated by the introduction of a debit card at one of the Company's subsidiaries.

Noninterest Expense

     Noninterest expenses in 2000 decreased $2.7 million or 8.9% over 1999. Included in the 1999 expense is $3.5 million in merger related and restructuring charges. Excluding merger related charges, noninterest expense increased from $26.7 million to $27.5 million, an $829,000 or 3.1% increase. Salaries and benefits, the largest component of noninterest expense, increased by $98,000 or 0.7%. Normal merit increases and costs related to the addition of the leasing division were offset by decreased medical expenses and declines in staffing related to the acquisitions of NBSC and Metropolitan as positions were consolidated. Other expense categories increased in the aggregate by $731,000 or 6.2%. Other expenses increased due to increased costs of occupancy, furniture and equipment related to the addition of new branches, costs related to the leasing division and improvements in technology.

     Noninterest expense in 1999 increased $5.2 million or 20.7% over 1998. Included in 1999 noninterest expense were $3.5 million in one-time merger related charges related to the acquisitions of NBSC and Metropolitan. Salaries and benefits increased by $1.4 million or 10.4% resulting from increased medical claim expense, normal salary increases and the addition of new people to the executive management team. Other expense categories increased in the aggregate by $594,000 or 6.2% resulting from costs related to operating and disposing of other real estate and from increases in telephone expenses and marketing expense.

     The efficiency ratio is calculated by dividing total noninterest expense by total revenue. In 2000, the Company's efficiency ratio improved to 61.9% from 66.4% in 1999 (excluding merger-related charges) and 65.8% in 1998 due to cost savings following the merger of Metropolitan and NBSC.

Income Taxes

     The Company's effective income tax rate was 31.9%, 33.4% and 35.7%, in the years ended December 31, 2000, 1999 and 1998, respectively. The Company's effective tax rate dropped from 33.4% in 1999 to 31.9% in 2000 due to merger related expenses recorded in 1999 which were not tax deductible.

Financial Condition

     Total assets increased from $830.2 million on December 31, 1999 to $906.7 million on December 31, 2000, an increase of $76.5 million, or 9.2%, resulting from growth in the loan portfolio and investment portfolio. Total assets at year-end 1999 increased $27.2 million or 3.4% from year-end 1998.

Loans

     The Banks primarily serve Bergen, Morris, Passaic, Sussex and Essex counties in Northern New Jersey and the surrounding areas. All of the Bank's borrowers are U.S. residents or entities.

     Total loans increased from $476.3 million on December 31, 1999 to $521.0 million on December 31, 2000, an increase of $44.7 million or 9.4%. The increase in loans generally was in the consumer portfolio which increased from $106.9 million in 1999 to $137.8 million in 2000, an increase of $30.9 million or 28.9%. In 2000, the Company purchased approximately $20 million in consumer loan portfolios which contributed to this increase. The real estate mortgage portfolio also increased $11.5 million or 8.4%. In 1999, total loans increased $26.2 million to $476.3 million as a result of mortgage growth generated by Metropolitan which began offering mortgages for the first time.

     The following table sets forth the classification of the Company's loans by major category as of December 31 for each of the last five years:

                                                               December 31,
                                       --------------------------------------------------------
                                             2000       1999       1998       1997       1996
                                       --------------------------------------------------------
                                                             (in thousands)

Commercial                               $222,222   $220,779   $215,439   $209,524   $199,461
Real estate--mortgage                     148,178    136,687    116,181     87,099     76,864
Real estate--contruction                   12,757     11,938     12,526     14,712      9,424
Home equity and consumer installment      137,850    106,878    105,910    106,799     97,550
                                       --------------------------------------------------------
                                         $521,007   $476,282   $450,056   $418,134   $383,299
                                       ========================================================

     The following table shows the percentage distributions of loans by category as of December 31 for each of the last five years.


                                                                     December 31,
                                        ---------------------------------------------------------------
                                               2000         1999         1998          1997       1996
                                        ---------------------------------------------------------------
Commercial                                    42.7%        46.4%        47.9%         50.1%      52.0%
Real estate--mortgage                         28.5%        28.7%        25.8%         20.8%      20.1%
Real estate--construction                      2.4%         2.5%         2.8%          3.5%       2.5%
Home equity and consumer installment          26.4%        22.4%        23.5%         25.6%      25.4%
                                        ---------------------------------------------------------------
                                             100.0%       100.0%       100.0%        100.0%     100.0%
                                        ===============================================================

     At December 31, 2000, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

     The following table sets forth certain categories of loans as of December 31, 2000, in terms of contractual maturity due:

                                                                  After one
                                                       Within     but within   After five
              (in thousands)                          one year    five years      years       Total
              --------------                        ---------------------------------------------------
     Types of Loans:
        Commercial                                       $54,836      $67,991       $99,395  $ 222,222
        Real Estate--construction                          9,735          488         2,534     12,757
                                                    ---------------------------------------------------
          Total                                          $64,571      $68,479      $101,929   $234,979
                                                    ===================================================

     Amount of such loans with:
        Predetermined rates                              $22,191      $64,100      $ 87,870  $ 174,161
        Floating or adjustable rates                      42,380        4,379        14,059     60,818
                                                    ---------------------------------------------------
          Total                                          $64,571      $68,479      $101,929   $234,979
                                                    ===================================================

Risk Elements

     Commercial loans are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest has been in default for a period of 90 days or more unless the obligation is both well secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management's knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears. Interest thereafter on such charged-off consumer loans is taken into income when received.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:


                                                                     December 31,
                                        ---------------------------------------------------------------
                                               2000         1999         1998          1997       1996
                                        ---------------------------------------------------------------
                                                                 (in thousands)
Non-performing loans:
   Non-accrual loans (A)                     $2,564       $2,961       $3,281        $4,850     $5,695
   Past due loans (B)                         1,992        2,210        4,265         1,404      2,200
   Renegotiated loans (C)                       ---          389          399           413        505
                                        ---------------------------------------------------------------
TOTAL NON-PERFORMING LOANS                    4,556        5,560        7,945         6,667      8,400
Other real estate owned                         442          418        1,989         1,758      1,313
                                        ---------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                  $4,998       $5,978       $9,934        $8,425     $9,713
                                        ===============================================================

Nonperforming assets as a percent
   of total assets                            0.55%        0.72%        1.24%         1.14%      1.44%
                                        ===============================================================

     (A) Generally represents loans as to which the payment of interest or principal is in arrears for a period of more than ninety days. Current policy requires that interest previously accrued on these loans and not yet paid be reversed and charged against interest income during the current period.

     (B) Represents loans as to which payments of interest or principal are contractually past due ninety days or more, but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only if collection of the debt is proceeding in due course and collection efforts are reasonably expected to result in repayment of the debt or in its restoration to a current status.

     (C) The loan portfolio includes loans whose terms have been renegotiated due to financial difficulties of borrowers. All such loans are reviewed quarterly to determine if they are performing in accordance with the renegotiated terms.

     Non-accrual loans decreased $397,000 to $2.6 million at December 31, 2000, from $3.0 million at December 31, 1999. All of these loans are in various stages of litigation, foreclosure, or workout. Loans past due ninety days or more and still accruing decreased $218,000 to $2.0 million at December 31, 2000, from $2.2 million at December 31, 1999.

     For 2000, the gross interest income that would have been recorded, had the loans classified at year-end as either non-accrual or renegotiated been performing in conformance with their original loan terms, is approximately $517,000. The amount of interest income actually recorded on those loans for 2000 was $446,000. The resultant income loss of $71,000 for 2000 compares to losses of $138,000 and gains of $13,000 for 1999 and 1998, respectively.

     Loans specifically evaluated are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements. Loans which are in process of collection will not be classified as impaired. A loan is not impaired during the process of collection of payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate. All commercial loans identified as impaired are evaluated by an independent loan review consultant. The Company aggregates consumer loans and residential mortgages for evaluation purposes.

     The Company's policy concerning non-accrual loans states that, except for loans which are considered to be fully collectible by virtue of collateral held and in the process of collection, loans are placed on a non-accrual status when payments are 90 days delinquent or more. It is possible for a loan to be on non-accrual status and not be classified as impaired if the balance of such loan is relatively small and, therefore, that loan has not been specifically reviewed for impairment.

     Loans, or portions thereof, are charged off in the period that the loss is identified. Until such time, an allowance for loan loss is maintained for estimated losses. With regard to interest income recognition for payments received on impaired loans, as well as all non-accrual loans, the Company follows regulatory guidelines, which apply any payments to principal as long as there is doubt as to the collectibility of the loan balance.

     As of December 31, 2000, based on the above criteria, the Company had impaired loans totaling $4.5 million (including $2.5 million in non-accrual loans). The impairment of these loans is based on the fair value of the underlying collateral for these loans. Based upon such evaluation, $839,000 has been allocated to the allowance for possible loan losses for impairment. At December 31, 2000, the Company also had $4.8 million in loans that were rated substandard that were not classified as non-performing or impaired.

     There were no loans at December 31, 2000, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

     The following table sets forth for each of the five years ended December 31, 2000, the historical relationships among the amount of loans outstanding, the allowance for possible loan losses, the provision for possible loan losses, the amount of loans charged off and the amount of loan recoveries:


                                                                    December 31,
                                        ---------------------------------------------------------------
                                               2000         1999         1998          1997       1996
                                        ---------------------------------------------------------------
                                                                 (in thousands)
Balance of the allowance at the
     beginning of the year                   $7,668       $7,984       $8,262        $7,558     $8,079
                                        ---------------------------------------------------------------
     Loans charged off:
          Commercial                          1,046        1,670        1,134           561      1,384
          Home Equity and consumer              221          182          476           202        402
          Real estate--mortgage                 ---          571           57            15        161
                                        ---------------------------------------------------------------
               Total loans charged off        1,267        2,423        1,667           778      1,947
                                        ---------------------------------------------------------------

     Recoveries:
          Commercial                            359          228          581           262        353
          Home Equity and consumer              127           88           95           157        150
          Real estate--construction             ---          ---          ---           ---         13
          Real estate--mortgage                   3           10           15            37          2
                                        ---------------------------------------------------------------
               Total Recoveries                 489          326          691           456        518
                                        ---------------------------------------------------------------
                   Net charge-offs:             778        2,097          976           322      1,429
Provision for possible loan losses
           charged to operations              2,000        1,781          698         1,026        908
                                        ---------------------------------------------------------------
Ending balance                               $8,890       $7,668       $7,984        $8,262     $7,558
                                        ===============================================================

Ratio of net charge-offs to average loans
  oustanding                                  0.16%        0.45%        0.23%         0.08%      0.40%
Ratio of allowance at end of year as a
  percentage of year-end total loans          1.70%        1.61%        1.77%         1.98%      1.97%


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

     Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

     . The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by the Company's external loan review program.

     . The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 - 4 family residential mortgages, and consumer loans.

     . The establishment of reserve amounts for the non-criticized loans in each portfolio based upon the historical average loss experience for these portfolios.

     .    An allocation for all off-balance sheet exposures.

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

     Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at December 31, 2000.

     The following table shows how the allowance for possible loan losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management's specific review of the credit risk of the outstanding loans in each category as well as historical trends.


                                                                   At December 31,
                                        ---------------------------------------------------------------
                                               2000         1999         1998          1997       1996
                                        ---------------------------------------------------------------
                                                                 (in thousands)

Commercial                                   $7,240       $6,227       $5,888        $6,250     $5,621
Home Equity and consumer                        965          899          993         1,010      1,056
Real estate--construction                        54           54           54           114         61
Real estate--mortgage                           631          488        1,049           888        820
                                        ---------------------------------------------------------------
                                             $8,890       $7,668       $7,984        $8,262     $7,558
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


                                                                                 December 31,
                                                                 --------------------------------------
                                                                         2000          1999       1998
                                                                 --------------------------------------
                                                                                (in thousands)
              U.S. Treasury and U.S. government agencies             $124,599      $154,298   $139,026
              Obligations of states and political subdivisions         49,187        57,568     49,096
              Mortgage-backed securities                               80,189        36,888     41,137
              Equity securities                                        10,822         8,479      6,454
              Other debt securities                                    30,943        20,488     20,226
                                                                 --------------------------------------
                                                                     $295,740      $277,721   $255,939
                                                                 ======================================

     The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2000:

                                                       over one    over five
                                            Within    but within   but within    After ten
Available for sale                         one year   five years   ten years       years        Total
-------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands)

U.S. Treasury and U.S. government
 agencies
   Amount                                   $11,229      $46,065       $9,179        $2,650    $69,123
   Yield                                      5.65%        6.19%        7.24%         6.60%      6.26%

Obligations of states and political
 subdivisions
   Amount                                       360       13,180       16,272         4,543     34,355
   Yield                                      6.40%        6.14%        6.51%         6.44%      6.35%

Mortgage-backed securities
   Amount                                        80          ---        2,288        51,209     53,577
   Yield                                      4.75%         ---%        7.41%         7.27%      7.27%

Other debt securities
   Amount                                     1,251       13,885        1,964         2,903     20,003
   Yield                                      5.21%        6.69%        7.89%         7.71%      6.86%

Other equity securities
   Amount                                    10,822          ---          ---           ---     10,822
   Yield                                      4.12%         ---%         ---%          ---%      4.12%
                                        ---------------------------------------------------------------
Total securities
   Amount                                   $23,742      $73,130      $29,703       $61,305   $187,880
   Yield                                      4.94%        6.27%        6.89%         7.20%      6.51%
                                        ===============================================================

     The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2000:


                                                       over one    over five
                                            Within    but within   but within    After ten
Held to maturity                           one year   five years   ten years       years        Total
-------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands)

U.S. Treasury and U.S. government
 agencies
   Amount                                   $17,620      $35,356       $2,500           ---    $55,476
   Yield                                      6.01%        5.82%        7.87%          ---%      5.97%

Obligations of states and political
 subdivisions
   Amount                                     1,419       11,987          947           479     14,832
   Yield                                      5.98%        6.27%        6.14%         5.25%      6.20%

Mortgage-backed securities
   Amount                                       205       10,054        9,884         6,469     26,612
   Yield                                      6.12%        6.23%        6.19%         6.92%      6.38%

Other debt securities
   Amount                                     1,507        9,433          ---           ---     10,940
   Yield                                      5.82%        5.69%         ---%          ---%      5.71%
                                        ---------------------------------------------------------------
Total securities
   Amount                                   $20,751      $66,830      $13,331        $6,948   $107,860
   Yield                                      5.99%        5.94%        6.50%         6.80%      6.08%
                                        ===============================================================

Deposits

     Total deposits increased from $736.7 million on December 31, 1999 to $800.8 million on December 31, 2000, a growth of $64.1 million, or 8.7%. Total deposits in 1999 increased $24.9 million or 3.5% from December 31, 1998.

     As of December 31, 2000, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

    Maturity
---------------
Within 3 months                                           $29,009
Over 3 through 6 months                                    10,478
Over 6 through 12 months                                   15,907
Over 12 months                                              5,642
                                                        ----------
   Total                                                  $61,036
                                                        ==========

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

     Liquidity at the bank subsidiaries. The subsidiary banks fund loan demand
     -----------------------------------
and operation expenses from five sources:

     .    Net income.

     . Deposits. The subsidiary banks can offer new products or change their rate structure in order to increase deposits. In 2000, the Company generated $64.0 million in funds in net deposit growth.

     . Sales of securities and overnight funds. At year-end 2000, the Company had $187.9 million in securities designated "available for sale" and $6.6 million in overnight funds.

     . Overnight credit lines. Lakeland and NBSC are members of the Federal Home Loan Bank of New York (FHLB). One membership benefit is that members can borrow overnight funds. Lakeland and NBSC have respective credit lines of $57.1 million and $29.7 million at the FHLB. Lakeland has overnight federal funds lines available for it to borrow up to $11.5 million.

     Management of the subsidiary banks believe that their current level of liquidity is sufficient to meet their current and anticipated operational needs.

     The Banks anticipate that they will have sufficient funds available to meet their current loan commitments and deposit maturities. At December 31, 2000, the Banks had outstanding loan origination commitments of $74.9 million. Time deposits that mature in one year or less, at December 31, 2000, totaled $218.9 million. The first sentence in this paragraph constitutes a Forward Looking Statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company's assessment of rate sensitive assets and rate sensitive liabilities and relating to the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

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

     The Company monitors and controls interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as "gap analysis") and an interest rate risk management model. With the interest rate risk management model, the Company projects future net interest income, and then estimates the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. The Company also uses the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging the Company's interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or "interest rate sensitivity gap") between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

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

     The following table sets forth the estimated maturity/repricing structure of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at the Company regardless of market interest rates. Therefore, 80% of the interest-bearing deposits and 75% of the savings deposits are shown as maturing or repricing in the "after 1 but within 5 years" column. Lakeland has assumed that all interest-bearing demand accounts and savings accounts will reprice or mature within five years. The table does not assume any prepayment of fixed-rate loans.

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


                                                               Maturing or Repricing
                                        ---------------------------------------------------------------
                                                         After 3
                                         Within three   months but   After 1 but     After
December 31, 2000                           months    within 1 year  within 5 years 5 Years     Total
----------------------------            ---------------------------------------------------------------
Interest-earning assets:                                            (in thousands)
   Loans                                    $91,854      $53,383     $170,642      $205,962   $521,841
   Investment securities                     26,371       57,417      170,573        41,379    295,740
   Federal funds sold and interest
      bearing cash accounts                   6,685          ---          ---           ---      6,685
                                        ---------------------------------------------------------------
Total earning assets                        124,910      110,800      341,215       247,341    824,266
                                        ===============================================================

Interest-bearing liabilities:
Deposits:
   Interest bearing demand                    8,660       25,981      138,564           ---    173,205
   Savings accounts                          11,393       34,180      136,720           ---    182,293
   Time deposits                             93,099      137,108       34,746         1,671    266,624
                                        ---------------------------------------------------------------
      Total interest-bearing deposits       113,152      197,269      310,030         1,671    622,122
                                        ---------------------------------------------------------------

Borrowings:
   Repurchase agreements                      8,216        2,434          ---           ---     10,650
   Long-term debt                               ---        1,000       10,000           ---     11,000
                                        ---------------------------------------------------------------
      Total borrowings                        8,216        3,434       10,000           ---     21,650
                                        ---------------------------------------------------------------
Total liabilities                           121,368      200,703      320,030         1,671    643,772
                                        ---------------------------------------------------------------
Interest rate sensitivity gap                 3,542      (89,903)      21,185       245,670    180,494
                                        ===============================================================

Cumulative rate sensitivity gap              $3,542     ($86,361)    ($65,176)     $180,494
                                        ====================================================

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

     The starting point (or "base case") for the following table is an estimate of the Company's net portfolio value at December 31, 2000 using current discount rates, and an estimate of net interest income for 2001 assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at December 31, 2000 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 2000 and net interest income for 2001 assuming fluctuations or "rate shocks" of plus 100 and 200 basis points and minus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.


-------------------------------------------------------------------------------------------------------
                                              Net Portfolio Value at
                                              December 31, 2000          Net interest income for 2001
-------------------------------------------------------------------------------------------------------
Rate Scenario                                               Percent
                                                            Change                     Percent Change
                                                            From Base                  From
                                              Amount        Case         Amount        Base Case
-------------------------------------------------------------------------------------------------------
                                                            (dollars in thousands)
-------------------------------------------------------------------------------------------------------
+200 basis point rate shock                    $108,864      (12.5%)      $37,918       (1.9%)
+100 basis point rate shock                     117,578       (5.5%)       38,317       (0.8%)
Base Case                                       124,468        0.0%        38,639        0.0%
-100 basis point rate shock                     128,051        2.9%        39,636        2.6%
-200 basis point rate shock                     126,903        1.9%        40,428        4.6%


Capital Resources

     Stockholders' equity increased $6.3 million to $78.6 million at December 31, 2000, from $72.3 million at December 31, 1999, reflecting net income during the year of $10.0 million, cash dividends to stockholders of $3.9 million, an unrealized securities gain, net of deferred income taxes, of $2.1 million and net proceeds from the exercise of stock options of $236,000.

     Book value per share (total stockholders' equity divided by the number of shares outstanding) increased from $5.44 on December 31, 1999 to $5.99 on December 31, 2000 as a result of increased income and a reduction of the unrealized loss on securities available for sale. Book value per share was $5.56 on December 31, 1998.

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

     The following table reflects capital ratios of the Company and its subsidiaries as of December 31, 2000 and 1999:

                                                  Tier 1 Capital           Tier 1 Capital             Total Capital
                                                 to Total Average         to Risk-Weighted           to Risk-Weighted
                                                   Assets Ratio              Assets Ratio             Assets Ratio
                                                   December 31,              December 31,             December 31,
Capital Ratios:                                2000         1999         2000          1999       2000           1999
                                        ------------------------------------------------------------------------------
The Company                                   8.47%        8.88%       13.58%        15.40%     14.84%         16.66%
Lakeland Bank                                 8.35%        9.07%       12.66%        15.31%     13.87%         16.42%
NBSC                                          7.31%        7.84%       13.64%        15.23%     14.90%         16.50%
Metropolitan                                    N/A        7.74%          N/A        12.44%        N/A         13.50%
"Well capitalized" institution under FDIC
   Regulations                                5.00%        5.00%        6.00%         6.00%     10.00%         10.00%

N/A - Metropolitan was merged into Lakeland on January 28, 2000.

Recent Accounting Pronouncements

     In June 1998, the SFAS No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" was amended in June, 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in:
(a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS No. 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.

     Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS No. 119") requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2000, 1999 or 1998.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

Effects of Inflation

     The impact of inflation, as it affects banks, differs substantially from the impact on non-financial institutions. Banks have assets which are primarily monetary in nature and which tend to move with inflation. This is especially true for banks with a high percentage of rate sensitive interest-earning assets and interest-bearing liabilities. A bank can further reduce the impact of inflation with proper management of its rate sensitivity gap. This gap represents the difference between interest rate sensitive assets and interest rate sensitive liabilities. Lakeland attempts to structure its assets and liabilities and manage its gap to protect against substantial changes in interest rate scenarios, thus minimizing the potential effects of inflation.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risks

See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Stockholders
Lakeland Bancorp, Inc.

         We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP


Philadelphia, Pennsylvania
January 18, 2001

                    Lakeland Bancorp, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
ASSETS                                                                                 2000                      1999
----------------------------------------------------------------------------------------------------------------------
                                                                                          (dollars in thousands)
Cash and due from banks                                                             $43,166                   $31,386
Federal funds sold                                                                    6,625                     8,956
----------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                               49,791                    40,342

Interest-bearing deposits with banks                                                     60                       216
Investment securities available for sale                                            187,880                   152,591
Investment securities held to maturity; fair value of $107,311
    in 2000 and $122,751 in 1999                                                    107,860                   125,130
Loans, net of deferred fees                                                         521,841                   476,514
   Less: allowance for possible loan losses                                           8,890                     7,668
----------------------------------------------------------------------------------------------------------------------
        Net loans                                                                   512,951                   468,846
Premises and equipment - net                                                         24,396                    21,897
Accrued interest receivable                                                           6,247                     5,979
Other assets                                                                         17,427                    15,169
----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                 $906,612                  $830,170
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Deposits:
     Noninterest bearing                                                           $178,640                  $165,559
     Savings and interest-bearing transaction accounts                              355,498                   355,845
     Time deposits under $100                                                       205,588                   180,287
     Time deposits $100 and over                                                     61,036                    35,048
----------------------------------------------------------------------------------------------------------------------
        Total deposits                                                              800,762                   736,739
Securities sold under agreements to repurchase                                       10,650                    10,489
Long-term debt                                                                       11,000                     6,000
Other liabilities                                                                     5,576                     4,660
----------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                           827,988                   757,888
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                          ----                      ----
Stockholders' equity:
  Common stock, no par value; authorized shares, 40,000,000; issued shares,
    13,305,875 at December 31, 2000 and 1999; outstanding shares, 13,126,594 at
    December 31, 2000 and 13,301,675 at December 31, 1999                            77,857                    71,330
  Retained Earnings                                                                   3,035                     3,548
  Treasury stock, at cost, 179,281 shares in 2000 and 4,200 in 1999                  (1,936)                      (67)
  Accumulated other comprehensive loss                                                 (262)                   (2,381)
  Loan for options exercised                                                            (70)                     (148)
----------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                  78,624                    72,282
----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $906,612                  $830,170
======================================================================================================================

See accompanying notes to consolidated financial statements

                    Lakeland Bancorp, Inc. and Subsidiaries
                         CONSOLIDATED INCOME STATEMENTS

                                                                                           Years Ended December 31,
                                                                                       2000       1999           1998
----------------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands, except per share data)
INTEREST INCOME
  Loans and fees                                                                    $40,853    $37,278        $36,626
  Federal funds sold                                                                    681      1,322          1,834
  Taxable investment securities                                                      14,315     13,115         11,728
  Tax exempt investment securities                                                    2,364      2,316          1,683
----------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST INCOME                                                  58,213     54,031         51,871
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                                           20,736     19,376         19,043
  Securities sold under agreements to repurchase                                        699        563            531
  Long-term debt                                                                        285        302            302
----------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST EXPENSE                                                 21,720     20,241         19,876
----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                  36,493     33,790         31,995
Provision for possible loan losses                                                    2,000      1,781            698
----------------------------------------------------------------------------------------------------------------------
                       NET INTEREST INCOME AFTER PROVISION FOR
                          POSSIBLE LOAN LOSSES                                       34,493     32,009         31,297

NONINTEREST INCOME
  Service charges on deposit accounts                                                 4,784      4,214          3,991
  Commissions and fees                                                                1,192        904            912
  Gain (loss) on the sales of securities                                               (529)        32            119
  Gain on sale of leases                                                              1,467        ---            ---
  Other income                                                                          820      1,174          1,095
----------------------------------------------------------------------------------------------------------------------
              TOTAL NONINTEREST INCOME                                                7,734      6,324          6,117
----------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                                     14,996     14,898         13,503
  Net occupancy expense                                                               2,441      2,285          2,319
  Furniture and equipment                                                             2,870      2,346          2,352
  Stationary, supplies and postage                                                    1,344      1,296          1,400
  Merger and restructuring charges                                                      ---      3,521            324
  Other expenses                                                                      5,876      5,873          5,135
----------------------------------------------------------------------------------------------------------------------
              TOTAL NONINTEREST EXPENSE                                              27,527     30,219         25,033
----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                             14,700      8,114         12,381
Provision for income taxes                                                            4,695      2,714          4,424
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $10,005     $5,400         $7,957
======================================================================================================================

EARNINGS PER COMMON SHARE
  Basic                                                                               $0.76      $0.41          $0.60
----------------------------------------------------------------------------------------------------------------------
  Diluted                                                                             $0.75      $0.40          $0.60
----------------------------------------------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                           Years Ended December 31,
                                                                                       2000       1999           1998
----------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
NET INCOME                                                                          $10,005     $5,400         $7,957
----------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME NET OF TAX:

Unrealized securities gains (losses) arising during period                            1,788     (3,202)           358
Less: reclassification for gains included in Net Income                                (331)        20             71
----------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                                     2,119     (3,222)           287
----------------------------------------------------------------------------------------------------------------------
              TOTAL COMPREHENSIVE INCOME                                            $12,124     $2,178         $8,244
======================================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                Accumulated
                                       Common stock                        Retained                   Other
                               ---------------------------- Additional     earnings           Comprehensive    Loan for
                                       Number of               Paid-in (Accumulated  Treasury        Income     Options
                                          Shares     Amount    Capital      deficit)    Stock         (Loss)  Exercised     Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
BALANCE JANUARY 1, 1998                6,305,198    $15,763    $50,657       $1,153    $  ---          $554      $  ---   $68,127
Net Income 1998                              ---        ---        ---        7,957       ---           ---         ---     7,957
Other comprehensive income,
        net of tax                           ---        ---        ---          ---       ---           287         ---       287
Exercise of stock options                 15,000         37       (231)         ---       653           ---         ---       459
Stock dividends                        6,328,256     15,821        ---      (15,821)      ---           ---         ---       ---
Stock issuances                           23,808         60        410          ---       ---           ---         ---       470
Loan issued for options exercised            ---        ---        ---          ---       ---           ---        (169)     (169)
Cash dividend                                ---        ---        ---       (2,586)      ---           ---         ---    (2,586)
Purchase of treasury stock                   ---        ---        ---          ---      (782)          ---         ---      (782)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998             12,672,262     31,681     50,836       (9,297)     (129)          841        (169)   73,763
Net Income 1999                              ---        ---        ---        5,400       ---           ---         ---     5,400
Other comprehensive (loss),
        net of tax                           ---        ---        ---          ---       ---        (3,222)        ---    (3,222)
Reallocate for no par value stock            ---     40,077    (50,836)      10,759       ---           ---         ---       ---
Exercise of stock options                    ---       (428)       ---          ---       697           ---         ---       269
Payment on loan issued for
      options exercised                      ---        ---        ---          ---       ---           ---          21        21
Cash dividend                                ---        ---        ---       (3,314)      ---           ---         ---    (3,314)
Purchase of treasury stock                   ---        ---        ---          ---      (635)          ---         ---      (635)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999             12,672,262     71,330        ---        3,548       (67)       (2,381)       (148)   72,282
Net Income 2000                              ---        ---        ---       10,005       ---           ---         ---    10,005
Other comprehensive income,
        net of tax                           ---        ---        ---          ---       ---         2,119         ---     2,119
Exercise of stock options                    ---       (139)       ---          ---       375           ---         ---       236
Stock dividends                          633,613      6,666        ---       (6,666)      ---           ---         ---       ---
Payment on loan issued for
      options exercised                      ---        ---        ---          ---       ---           ---          78        78
Cash dividend                                ---        ---        ---       (3,852)      ---           ---         ---    (3,852)
Purchase of treasury stock                   ---        ---        ---          ---    (2,244)          ---         ---    (2,244)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000             13,305,875    $77,857         $0       $3,035   ($1,936)        ($262)       ($70)  $78,624
==================================================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                         2000          1999       1998
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                             (in thousands)
Net income                                                            $10,005        $5,400     $7,957
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Net amortization (accretion) of premiums, discounts and
     deferred loan fees and costs                                        (132)          554      1,011
  Depreciation                                                          2,161         2,343      1,758
  Amortization of intangible assets                                       142
  Provision for loan losses                                             2,000         1,781        698
  Provision for losses on other real estate                               ---           200        ---
  (Gain) loss on sale of securities                                       529           (32)      (119)
  Deferred income tax                                                  (1,103)          347         19
  (Increase) decrease in other assets                                     470          (839)      (963)
  (Decrease) increase in other liabilities                                994           341         (4)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              15,066        10,095     10,357
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in interest-bearing deposits with banks                      156           (12)      (102)
  Proceeds from repayments on and maturity of securities:
    Available for sale                                                 22,421        27,401     57,081
    Held for maturity                                                  25,163        23,423     26,982
  Proceeds from sales of securities available for sale                 29,756        12,755     23,891
  Purchase of securities:
    Available for sale                                                (85,324)      (57,817)  (105,296)
    Held for maturity                                                  (7,576)      (33,468)   (26,181)
  Net increase in loans                                               (46,336)      (37,174)   (39,139)
  Sales of loans and participation interest in loan                       834         8,852      5,962
  Purchase of leasing company                                          (3,100)          ---        ---
  Proceeds from dispositions of premises and equipment                     14           ---          9
  Capital expenditures                                                 (4,854)       (3,574)    (5,849)
  Net (increase) decrease in other real estate owned                      (95)        1,429        258
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (68,941)      (58,185)   (62,384)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                             64,023        24,928     59,910
  Increase (decrease) in securities sold under agreements
    to repurchase                                                         161         2,379     (3,627)
  Proceeds from long-term repurchase agreements                        10,000         1,000        ---
  Repayments of long-term debt principal                               (5,000)          ---        ---
  Proceeds from common stock issuances                                    ---           ---        470
  Purchase of treasury stock                                           (2,244)         (635)      (782)
  Exercise of stock options                                               236           269        290
  Dividends paid                                                       (3,852)       (3,314)    (2,586)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              63,324        24,627     53,675
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    9,449       (23,463)     1,648
Cash and cash equivalents, beginning of year                           40,342        63,805     62,157
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $49,791       $40,342    $63,805
=======================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

    Lakeland Bancorp, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiaries, Lakeland Bank (Lakeland) and The National Bank of Sussex County (NBSC) (collectively, the Banks). Metropolitan State Bank (Metropolitan) was fully merged into Lakeland on January 28, 2000. The Banks combine to generate commercial, mortgage and consumer loans and to receive deposits from customers located primarily in Northern New Jersey. The Banks also provide securities brokerage services, including mutual funds and variable annuities. Lakeland operates under a state bank charter and provides full banking services and, as a state bank, is subject to regulation by the New Jersey Department of Banking and Insurance. NBSC is a federally chartered national banking association and a member of the Federal Reserve System.

    The Banks operate as commercial banks offering a wide variety of commercial loans and, to a lesser degree, consumer credits. Their primary future strategic aim is to establish a reputation and market presence as the "small and middle market business bank" in their principal markets. The Banks fund their loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, the Banks originate residential mortgage loans, and service such loans which are owned by other investors. Lakeland also has a leasing division which provides equipment lease financing to small and medium sized business clients.

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

    Basis of Financial Statement Presentation

    The accounting and reporting policies of the Company and the Banks conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, NBSC, Lakeland Investment Corp., NBSC Investment Company, and, prior to January 28, 2000, Metropolitan. All intercompany balances and transactions have been eliminated. As described in Note 2, the Company's acquisitions of NBSC in 1999, and Metropolitan in 1998, were accounted for under the pooling of interests method of accounting. Accordingly, all prior period amounts have been restated to reflect the acquisitions.

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

    On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

    The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

    Investment Securities

    The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt and equity securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income
    (loss) and excluded from the determination of net income. The Company does not engage in security trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

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

    Mortgage Servicing

    The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2000 and 1999, the Banks were servicing approximately $36.1 million and $39.7 million, respectively, of loans for others.

    The Company follows SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities. The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained in accordance with SFAS No. 125. The Company records mortgage servicing rights and the loans based on relative fair values at the date of origination. In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued and replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

    Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, "Accounting for Mortgage Securities Retained after the securitizations of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This new statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

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

    Restrictions On Cash And Due From Banks

    The Banks are required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a non-interest bearing account. The amounts of those reserves and cash balances at December 31, 2000 and 1999 were approximately $300,000 each year.

    Earnings Per Common Share

    The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

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

    Statement Of Cash Flows

    Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $4.2 million, $2.8 million and $4.2 million in 2000, 1999 and 1998, respectively. Cash paid for interest was $20.8 million, $20.3 million and $19.8 million in 2000, 1999 and 1998, respectively.



                                                                       2000         1999        1998
                                                                   -------------------------------------
                                                                               (in thousands)
Supplemental schedule of noncash investing and
   financing activities:
  Transfer of securities available for sale to securities held
   to maturity                                                         $---      $25,396     $10,121
  Transfer of loans receivable to other real estate owned               326          457         772
  Loans to facilitate the sale of other real estate owned               ---          475         565
  Transfer of premises to other real estate owned                       ---          ---         272

Comprehensive Income

    The Company follows the disclosure provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.



                                                                               December 31, 2000
                                                                ----------------------------------------------
                                                                                (in thousands)
                                                                                      Tax            Net of
                                                                Before tax         (expense)           tax
                                                                  amount            benefit           amount
                                                                ----------       -------------    ------------
       Unrealized gains (losses) on investment securities
          Unrealized holding gains arising during the period       $2,891           ($1,103)         $1,788
          Less: reclassification adjustment for losses
              realized in net income                                 (529)              198            (331)
                                                                   ------           -------          ------

       Other comprehensive income, net                             $3,420           ($1,301)         $2,119
                                                                   ======           =======          ======

                                                                               December 31, 1999
                                                                ----------------------------------------------
                                                                                (in thousands)
                                                                                      Tax            Net of
                                                                Before tax         (expense)           tax
                                                                  amount            benefit           amount
                                                                ----------       -------------    ------------
      Unrealized gains (losses) on investment securities
          Unrealized holding losses arising during the period     ($5,132)           $1,930         ($3,202)
          Less: reclassification adjustment for gains
              realized in net income                                   32               (12)             20
                                                                  -------            ------         -------

       Other comprehensive losses, net                            ($5,164)           $1,942         ($3,222)
                                                                  =======            ======         =======


                                                                               December 31, 1998
                                                                ----------------------------------------------
                                                                                (in thousands)
                                                                                      Tax            Net of
                                                                Before tax         (expense)           tax
                                                                  amount            benefit           amount
                                                                ----------       -------------    ------------
       Unrealized gains on investment securities
          Unrealized holding gains arising during the period         $597             ($239)           $358
          Less: reclassification adjustment for gains
              realized in net income                                  119               (48)             71
                                                                  -------            ------         -------

       Other comprehensive income, net                            $   478             ($191)        $   287
                                                                  =======            ======         =======

    Other Information

    In June 1998, the SFAS No. 133, ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities" was amended in June, 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS No. 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.

    Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS No. 119") requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2000, 1999 or 1998.

    Goodwill

    Goodwill resulting from the acquisition of NIA leasing in 2000 is being amortized on a straight line basis over approximately 15 years and is included in other assets. The unamortized balance at December 31, 2000 was $2.5 million. Amortization expense for the year ended December 31, 2000 was $131,000.

    Reclassifications

    Certain reclassifications have been made to the prior period financial statements to conform to the 2000 presentation.

NOTE 2 - ACQUISITIONS

    On April 4, 2000, Lakeland Bank purchased NIA National Leasing Inc. (NIA). NIA leases equipment to small to medium size businesses. The transaction was accounted for under the purchase method of accounting. Lakeland recorded $2.6 million of goodwill to be amortized over 15 years. The results of operations for the period April 4, 2000 through December 31, 2000 are included in the Company's income. NIA was merged into Lakeland Bank and is a division of Lakeland Bank.

    On July 15, 1999, the Company completed a merger with High Point Financial Corp. (High Point). Under the terms of the merger, each share of High Point common stock not previously owned by the Company was converted into 1.20 shares of Company common stock, resulting in the issuance of 4,368,708 shares of the Company's common stock and The National Bank of Sussex County
    (NBSC) became a wholly-owned subsidiary of the Company. This merger was accounted for under the pooling of interests method of accounting.

    The results of operations of previous separate companies follow:


                                                                       December 31, 1999
    ---------------------------------------------------------------------------------------------
                                                                                       Net
                                                                Net Interest Income    Income
    ---------------------------------------------------------------------------------------------
                                                                          (in thousands)
    ---------------------------------------------------------------------------------------------
    Lakeland Bancorp, Inc.                                                  $28,473     $4,352
    The National Bank of Sussex County as of July 15, 1999                    5,317      1,048
    ---------------------------------------------------------------------------------------------
                                                                            $33,790     $5,400
    =============================================================================================

    On February 20, 1998, the Company completed a merger with Metropolitan State Bank (Metropolitan). Under the terms of the merger, each share of Metropolitan common stock was converted into 0.941 shares of Company common stock, resulting in the issuance of 703,466 shares of the Company's common stock and Metropolitan become a wholly-owned subsidiary of the Company. This merger was accounted for under the pooling of interests method of accounting. As of January 28, 2000, Metropolitan was merged into Lakeland. There was no impact on results of operations.


    The results of operations of previous separate companies follow:

                                                                     December 31, 1998
    -------------------------------------------------------------------------------------------
                                                                                        Net
    (in thousands)                                            Net Interest Income    Income
    -------------------------------------------------------------------------------------------
                                                                        (in thousands)
    -------------------------------------------------------------------------------------------
    Lakeland Bancorp, Inc.                                                $31,314       $7,809
    Metropolitan State Bank, as of February 20, 1998                          681          148
    -------------------------------------------------------------------------------------------
                                                                          $31,995       $7,957
    ===========================================================================================

NOTE 3 - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and the fair value of the Company's available for sale and held to maturity securities are as follows:

AVAILABLE FOR SALE                                    December 31, 2000                             December 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                              Gross        Gross                                 Gross          Gross
                              Amortized  Unrealized   Unrealized         Fair     Amortized Unrealized     Unrealized        Fair
                                   Cost       Gains       Losses        Value          Cost      Gains         Losses       Value
----------------------------------------------------------------------------------------------------------------------------------
                                        (in thousands)                                           (in thousands)
U.S. Treasury and
  U.S. government agencies      $69,412        $370        $(659)     $69,123       $83,693        $92        $(1,798)    $81,987
Mortgage-backed securities       53,014         607          (44)      53,577        12,330         54           (378)     12,006
Obligations of states and
  political subdivisions         34,421         172         (238)      34,355        42,236         23         (1,426)     40,833
Other debt securities            20,617         209         (823)      20,003         9,683        ---           (397)      9,286
Equity securities                10,778          44          ---       10,822         8,467         12            ---       8,479
----------------------------------------------------------------------------------------------------------------------------------
                               $188,242      $1,402      $(1,764)    $187,880      $156,409       $181        $(3,999)   $152,591
==================================================================================================================================


HELD TO MATURITY                                      December 31, 2000                                       December 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                              Gross        Gross                                 Gross          Gross
                              Amortized  Unrealized   Unrealized         Fair     Amortized Unrealized     Unrealized        Fair
                                   Cost       Gains       Losses        Value          Cost      Gains         Losses       Value
----------------------------------------------------------------------------------------------------------------------------------
                                        (in thousands)                                           (in thousands)
U.S. Treasury and
  U.S. government agencies      $55,476        $286        $(142)     $55,620       $72,311        $48        $(1,197)    $71,162
Mortgage-backed securities       26,612         133         (210)      26,535        24,882         15           (522)     24,375
Obligations of states and
  political subdivisions         14,832          58          (75)      14,815        16,735         12           (240)     16,507
Other debt securities            10,940         ---         (599)      10,341        11,202        ---           (495)     10,707
----------------------------------------------------------------------------------------------------------------------------------
                               $107,860        $477      $(1,026)    $107,311      $125,130        $75        $(2,454)   $122,751
==================================================================================================================================

The following table lists maturities of debt and equity securities at December 31, 2000 classified as available for sale and held to maturity:

                                                                    December 31, 2000
-------------------------------------------------------------------------------------------------------
                                                         Available for Sale         Held to Maturity
                                                       Amortized         Fair     Amortized       Fair
                                                            Cost        Value          Cost      Value
-------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Due in one year or less                                  $12,873      $12,840       $20,546    $20,547
Due after one year through
five years                                                73,824       73,130        56,776     56,252
Due after five years through ten
years                                                     27,259       27,415         3,447      3,495
Due after ten years                                       10,494       10,096           479        482
-------------------------------------------------------------------------------------------------------
                                                         124,450      123,481        81,248     80,776
Mortgage-backed securities                                53,014       53,577        26,612     26,535
Other investments                                         10,778       10,822           ---        ---
-------------------------------------------------------------------------------------------------------
Total securities                                        $188,242     $187,880      $107,860   $107,311
=======================================================================================================

                                                                      Year ended December 31,
                                                       ----------------------------------------------
                                                           2000             1999             1998
                                                       ------------     ------------     ------------
                                                                       (in thousands)
       Sales proceeds                                       $29,756        $  12,801        $  23,891
       Gross gains                                               54               38              143
       Gross losses                                             582                6               24

    Securities with a carrying value of approximately $29.5 million and $29.2 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

NOTE 4 - LOANS

                                                                                         December 31,
                                                                                       2000       1999
-------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Commercial                                                                         $222,222   $220,779
Real estate-mortgage                                                                148,178    136,687
Real estate-construction                                                             12,757     11,938
Home Equity and Consumer                                                            137,850    106,878
-------------------------------------------------------------------------------------------------------
Total loans                                                                         521,007    476,282
  Less:deferred fees (costs)                                                           (834)      (232)
-------------------------------------------------------------------------------------------------------
Loans net of deferred fees (costs)                                                 $521,841   $476,514
=======================================================================================================

    Changes in the allowance for possible loan losses are as follows:


                                                                 Year ended December 31,
                                                       ----------------------------------------------
                                                           2000             1999              1998
                                                       ------------     ------------     ------------
                                                                       (in thousands)

       Balance at beginning of year                       $   7,668        $   7,984        $   8,262
       Provision for possible loan losses                     2,000            1,781              698
       Loans charged off                                     (1,267)          (2,423)          (1,667)
       Recoveries                                               489              326              691
                                                          ---------        ---------        ---------

       Balance at end of year                             $   8,890        $   7,668        $   7,984
                                                          =========        =========        =========

    The balance of impaired loans was $4.5 million and $4.3 million at December 31, 2000 and 1999, respectively. The Banks identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for possible loan losses associated with impaired loans was $839,000, $511,000 and $638,000 at December 31, 2000, 1999 and 1998, respectively. The average recorded investment on impaired loans was $4.6 million, $4.3 million and $5.9 million during 2000, 1999 and 1998, respectively, and the income recognized, primarily on the cash basis, on impaired loans was $585,000, $325,000 and $621,000 during 2000, 1999 and 1998, respectively. Interest which would have been accrued on impaired loans during 2000, 1999 and 1998 was $517,000, $486,000 and $593,000, respectively. The Banks' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Banks recognize income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks; if these factors do not exist, the Banks will not recognize income.

    Non-performing loans consist of loans past due 90 days or more, non-accrual loans and renegotiated loans. Loans past due 90 days or more are those loans as to which payment of interest or principal is in arrears for a period of 90 days or more but is adequately collateralized as to interest and principal or is in the process of collection. Non-accrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers' financial difficulties. Interest on these loans is either accrued or credited directly to interest income. Non-performing loans were as follows:

                                                     December 31,
                                          ---------------------------------
                                               2000      1999      1998
                                          ---------------------------------
                                                    (In thousands)
Non-performing loans:
  Non-accrual loans                          $2,564    $2,961    $3,281
  Past due loans 90 days or more              1,992     2,210     4,265
  Renegotiated loans                            ---       389       399
                                          ---------------------------------
                                             $4,556    $5,560    $7,945
                                          =================================

    The impact of the above non-performing loans on interest income is as follows:


                                                                        December 31,
                                                       ----------------------------------------------
                                                           2000             1999             1998
                                                       ------------     ------------     ------------
                                                                       (in thousands)

       Interest income if performing in accordance
          with original terms                             $     517        $     486        $     593
       Interest income actually recorded                        446              348              606
                                                          ---------        ---------        ---------

                                                          $      71        $     138        $     (13)
                                                          =========        =========        =========

    The Banks have entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans at December 31, 2000, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. At December 31, 2000, loans to these related parties amounted to $14.2 million. An analysis of activity in loans to related parties at December 31, 2000, resulted in new loans of $9.4 million and repayments of $11.8 million.

NOTE 5 - PREMISES AND EQUIPMENT

                                                         Estimated                   December 31,
                                                         useful lives           2000         1999
---------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Land                                                                          $4,179       $4,178
Buildings and building improvements                      10 to 50 years       17,507       13,795
Leasehold improvements                                   10 to 50 years        1,613        1,660
Furniture, fixtures and equipment                        2 to 30 years        12,227       11,808
---------------------------------------------------------------------------------------------------
                                                                              35,526       31,441
Less accumulated depreciation and amortization                                11,130        9,544
---------------------------------------------------------------------------------------------------
                                                                             $24,396      $21,897
===================================================================================================

NOTE 6 - DEPOSITS

At December 31, 2000, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
----

2001                                                     $218,872
2002                                                       32,741
2003                                                        8,347
2004                                                        4,268
2005                                                          724
Thereafter                                                  1,672
                                                       -----------
                                                         $266,624
                                                       -----------

NOTE 7 - DEBT

    Lines of Credit

    As of December 31, 2000, Lakeland and NBSC had approved but unused borrowing capacity with the Federal Home Loan Bank (FHLB), collateralized by FHLB stock, of $57.1 million and $29.7 million, respectively. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2000 and 1999, there were no related outstanding borrowings.

    Securities Sold Under Agreements to Repurchase

    Borrowed money at December 31, 2000 and 1999 consisted of short-term securities sold under agreements to repurchase. Securities underlying the agreements were under NBSC's and Metropolitan's control. The table below summarizes information relating to those securities sold for 2000, 1999 and 1998. For purposes of the table, the average amount outstanding was calculated based on a daily average.


                                                                   2000           1999           1998
                                                               -----------------------------------------
                                                                            (in thousands)
Balance at December 31                                         $ 10,650       $ 10,489       $  8,110
Interest rate at December 31                                       5.09%          4.02%          3.52%
Maximum amount outstanding at any month-end during the year    $ 26,513       $ 18,351       $ 18,019
Average amount outstanding during the year                     $ 13,350       $ 13,981       $ 13,021
Weighted average interest rate during the year                     4.61%          3.70%          4.05%

    Long-Term Debt

    NBSC sold $10 million in securities under an agreement to repurchase to the Federal Home Loan Bank (the FHLB) of New York. The securities bear an interest rate of 5.77% and have a maturity date of November 8, 2010, subject to the FHLB's option to convert this advance on November 6, 2002 and quarterly thereafter. If the Company chooses not to replace the funding, the Company will repay the convertible advance including any accrued interest on the optional conversion date.

    Lakeland has a $1 million five year convertible advance with the FHLB of New York. The borrowing has an interest rate of 5.03% and a maturity date of April 13, 2004, subject to the FHLB's option to convert this advance on April 13, 2001 and quarterly thereafter. The FHLB may convert the advance with four business days notice for the same or less principal amount at the then current market rates. If the Company chooses not to replace the funding, the Company will repay the convertible advance including any accrued interest on the optional conversion date.

    NBSC sold $5 million in securities under an agreement to repurchase to the FHLB . The securities had an interest rate of 5.98% and a maturity date of August 20, 2002, subject to the FHLB's option to convert this advance on August 20, 2000 and quarterly thereafter. The FHLB chose to convert this advance on August 20, 2000 and NBSC repaid the advance and did not replace the funding.

NOTE 8 - STOCKHOLDERS' EQUITY

    In January 2001, the Company announced a stock repurchase program for the purchase of up to 250,000 shares of the Company's outstanding common stock over the next year.

    In March 2000, the Company approved a stock repurchase plan of 210,000 shares of its common stock. During 2000, the Company purchased 206,781 shares of its outstanding common stock under the program at an average price of $10.78 per share for an aggregate cost of $2.2 million.

    On October 11, 2000, the Company's Board of Directors authorized a 5% stock dividend, which was distributed on November 15, 2000.

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

NOTE 9 - INCOME TAXES

    The components of income taxes are as follows:


                                                                      Years Ended December 31,
                                                                  2000          1999          1998
---------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Current                                                         $5,798        $2,367        $4,345
Deferred (benefit)                                              (1,103)          347            79
---------------------------------------------------------------------------------------------------
Total provision for income taxes                                $4,695        $2,714        $4,424
===================================================================================================


    The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate is as follows:

                                                              Years Ended December 31,
                                                      2000              1999              1998
                                                    Amount            Amount            Amount
-----------------------------------------------------------------------------------------------
                                                                 (in thousands)
Federal income tax, at statutory rates              $4,998            $2,757            $4,209
Increase (deduction) in taxes resulting from:
 Change in valuation allowance                          --                --              (214)
 Non-taxable interest income                          (848)             (797)             (497)
 State income tax, net of federal
  income tax effect                                     272               243               566
 Other-net                                              273               511               360
-----------------------------------------------------------------------------------------------
Provision for income taxes                          $4,695            $2,714            $4,424
===============================================================================================

    The net deferred tax asset consisted of the following:


                                                                       December 31,
                                                               2000                   1999
--------------------------------------------------------------------------------------------
                                                                       (in thousands)
Allowance for possible loan losses                           $3,526                 $2,170
Valuation reserves for land held for sale and other
 real estate                                                    660                    660
Non-accrued interest                                            405                    398
Depreciation                                                    212                     61
Deferred compensation                                           756                    658
Other, net                                                       35                     48
Unrealized losses on securities available for sale              100                  1,437
                                                            --------               --------
Deferred tax asset                                            5,694                  5,432
                                                            --------               --------



Deferred tax liabilities
 Other                                                          867                    371
                                                            --------               --------
Deferred tax liabilities                                        867                    371
                                                            --------               --------
Net deferred tax assets, included in other assets            $4,827                 $5,061
                                                            ========               ========

NOTE 10 - EARNINGS PER SHARE

    The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:



                                                                 Year ended December 31, 2000
                                                        --------------------------------------------
                                                            (in thousands except per share amounts)
                                                          Income           Shares         Per share
                                                        (numerator)     (denominator)       amount
                                                        -----------     -------------     ----------
       Basic earnings per share
          Net income available to common shareholders     $10,005           13,250           $0.76

       Effect of dilutive securities
          Stock options                                       ---               78           (0.01)
                                                          -------           ------           -----

       Diluted earnings per share
          Net income available to common shareholders
              plus assumed conversions                    $10,005           13,328           $0.75
                                                          =======           ======           =====


                                                                 Year ended December 31, 1999
                                                        --------------------------------------------
                                                            (in thousands except per share amounts)
                                                          Income           Shares         Per share
                                                        (numerator)     (denominator)       amount
                                                        -----------     -------------     ----------
       Basic earnings per share
          Net income available to common shareholders      $5,400           13,295           $0.41

       Effect of dilutive securities
          Stock options                                       ---               54           (0.01)
                                                           ------           ------           -----

       Diluted earnings per share
          Net income available to common shareholders
              plus assumed conversions                     $5,400           13,349           $0.40
                                                           ======           ======           =====


                                                                 Year ended December 31, 1998
                                                        --------------------------------------------
                                                            (in thousands except per share amounts)
                                                          Income           Shares         Per share
                                                        (numerator)     (denominator)       amount
                                                        -----------     -------------     ----------
       Basic earnings per share
          Net income available to common shareholders   $   7,957           13,270           $ 0.60

       Effect of dilutive securities
          Stock options                                       ---               85              ---
                                                        ---------           ------           ------

       Diluted earnings per share
          Net income available to common shareholders
              plus assumed conversions                  $   7,957           13,355           $ 0.60
                                                        =========           ======           ======

NOTE 11 - EMPLOYEE BENEFIT PLANS

    Profit Sharing Plan

    Lakeland has a profit sharing plan for all its eligible employees. Lakeland's annual contribution to the plan is determined by Lakeland's Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $250,000 for each of the years ended December 31, 2000 and 1999, and $200,000 for the year ended December 31, 1998.

    Salary Continuation Agreements

    NBSC entered into a salary continuation agreement during 1996 with its Chief Executive Officer and its President which entitle them to certain payments upon their retirement. As part of the merger, Lakeland placed in trusts amounts equal to the present value of the amounts that would be owed to them in their retirement. These amounts would be $722,000 for the Chief Executive Officer and $381,000 for the President. Lakeland has no further obligation to pay additional amounts pursuant to these agreements.

    Former CEO Retirement Benefits

    Metropolitan entered into an agreement in January 1997 with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a 15-year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period as well as certain retiree medical benefits. The present value of this obligation was charged to operations. During 2000, 1999 and 1998, $35,000, $179,000 and $154,000, respectively, was charged to operations related to these obligations.

    Retirement Savings Plans (401K plans)

    NBSC has a retirement savings plan (commonly known as a "401(k)") covering qualified employees. NBSC's contributions to the 401(k) totaled $83,000 in 2000, $86,000 in 1999 and $76,000 in 1998.

    Prior to its merger into Lakeland, Metropolitan had a 401(k) plan covering substantially all employees. Beginning January 1, 1998, Metropolitan matched 50% of employee contributions for all participants, not to exceed 5% of their total salary. Contributions made by Metropolitan were $26,000 and $27,000, respectively, for the years ended December 31, 1999 and 1998.

    Employee Stock Ownership Plan

    NBSC has an Employee Stock Ownership Plan ("ESOP"). NBSC's contributions to the ESOP totaled $200,000 each year ended December 31, 1999 and 1998. No contributions were made in the year ended December 31, 2000.

    Postretirement Health Care Benefits

    In 2000, the Company instituted postretirement health care benefits and life insurance coverage to its employees who meet certain predefined criteria. The expected cost of these benefits is charged to expense during the years that eligible employees render service. Prior to 2000, NBSC provided post retirement benefits to its eligible employees. All information prior to 2000 is for NBSC only.

    The accumulated postretirement benefit obligations (APBO's) as of December 31, 2000 and 1999 were as follows:


in thousands)                                                            2000          1999
--------------------------------------------------------------------------------------------
Accumulated post retirement benefit obligation, January 1                $375          $184
Service cost                                                               28            12
Interest Cost                                                              31            15
Actuarial gain (loss)                                                     (40)           40
Estimated benefit payments                                                (26)           (9)
--------------------------------------------------------------------------------------------
  Total accumulated post retirement benefit obligation                    368           242
Unrecognized net gain (loss) due to past experience different from
  that assumed and effects of changes in assumptions made                  26           133
Unamortized transition obligation                                         (70)         (111)
--------------------------------------------------------------------------------------------
  Accrued accumulated post retirement benefit obligation                 $324          $264
============================================================================================


    Because the Company's postretirement benefit plan reduced the number of employees eligible for postretirement benefits and reduced the time period for which they would be eligible, a curtailment gain is being recognized in 2000.

    The components of net periodic post retirement benefit cost are as follows:

(in thousands)                                                           2000          1999       1998
-------------------------------------------------------------------------------------------------------
Service cost, benefits attributed to employee service during the year     $28           $12         $8
Interest cost on APBO                                                      31            15         12
Recognition of curtailment gain                                           (24)          ---        ---
Amortization of prior service cost                                         47           ---        ---
Amortization of transition obligation                                       6             8          8
Amortization of gains                                                     (15)          (13)       (18)
-------------------------------------------------------------------------------------------------------
  Net periodic postretirement cost                                        $73           $22        $10
=======================================================================================================

    The discount rate used to determine the Company's APBO for 2000 was 7.75%, for 1999 was 7.25% and for 1998 was 6.75%. The rate of increase projected for future compensation levels was 4.0%. The Company projected that the cost of medical benefits would increase at the following rates: 8.0% in 2001 grading down to 5.0% in 2006 and each year thereafter.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:



                                                                  Increase       Decrease
                                                                  --------       --------

      Effect on total of service and interest cost components       29.4%         (24.4%)
      Effect on the postretirement benefit obligation               29.2%         (24.6%)


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

NOTE 12 - DIRECTORS RETIREMENT PLAN

    The Company provides a plan that any director who completes ten years of service may retire and continue to be paid for a period of ten years at a rate of $5,000, $7,500, $10,000 or $12,500 per annum, depending upon years of credited service. This plan is unfunded. The following tables present the status of the plan and the components of net periodic plan cost for the years then ended.



                                                                                                December 31,
                                                                                      -------------------------------
                                                                                          2000               1999
                                                                                      ------------       ------------
                                                                                               (in thousands)

       Actuarial present value of benefit obligation
          Vested                                                                      $        355       $        276
          Nonvested                                                                              7                  4
                                                                                      ------------       ------------

                                                                                      $        362       $        280
                                                                                      ============       ============

       Projected benefit obligation                                                   $        416       $        316
       Unrecognized net gain (loss)                                                             38                (23)
       Unrecognized prior service cost being amortized over fifteen years                     (288)              (178)
                                                                                      ------------       ------------

       Accrued plan cost included in other liabilities                                $        166       $        115
                                                                                      ============       ============




                                                                                Year ended December 31,
                                                                      ---------------------------------------------

                                                                          2000             1999             1998
                                                                      ------------     ------------     -----------
                                                                                      (in thousands)
       Net periodic plan cost included the following components:
          Service cost                                                $          3     $          1     $         1
          Interest cost                                                         29               21              19
          Amortization of prior service cost                                    29               16              16
                                                                      ------------     ------------     -----------

                                                                      $         61     $         38     $        36
                                                                      ============     ============     ===========

    A discount rate of 7% was assumed in the plan valuation. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

NOTE 13  - STOCK OPTION PLANS

    Employee Incentive Stock Option Plans

    In February 2000, the Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company. The program also provides for the automatic grant of stock options to independent directors of the Company. The plan covers options to purchase up to 997,500 shares of common stock of the Company.

    During 2000, the Company granted supplemental options to purchase 288,750 shares of common stock to the non-employee directors of Lakeland Bancorp. These are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant.

    During 2000, the Company granted options to purchase 202,105 shares of common stock to key employees. The shares are exercisable in four equal installments on the first, second, third and fourth anniversary of the date of grant.

    In addition to the 2000 Equity Compensation program, the Company has assumed the outstanding options granted under three employee stock option plans established by High Point (the High Point Plans). The 1997 plan covers options to purchase up to 170,000 shares; the 1990 plan covers options to purchase up to 63,000 shares; and the 1987 plan covers options to purchase up to 63,068 shares. As of December 31, 2000, 68,980 options are outstanding under the High Point Plans.

    Non-employee Director Stock Option Plan

    The Company has assumed outstanding options granted under the 1996 Non-employee Director Stock Option Plan established by High Point. Options granted under this plan were at fair market value as of the date of grant. These options vest at a rate of 20% a year for five years. As of December 31, 2000, 20,680 options under the 1996 Director Stock Option Plan were outstanding.

    Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                                         2000              1999              1998
                                                                        -------           -------           -------
                                                                         (in thousands, except per share data)

       Net income                                  As reported          $10,005           $ 5,400           $ 7,957
                                                   Pro forma              9,891             5,335             7,924

       Net income per common share - basic         As reported           $ 0.76           $  0.41            $ 0.60
                                                   Pro forma               0.75              0.40              0.60

       Net income per common share - diluted       As reported            $0.75           $  0.40            $ 0.60
                                                   Pro forma               0.74              0.40              0.59

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2000: dividend rate of 3%, expected volatility of 28%, risk-free interest rate of 5.50%, and expected lives of 7 years. There were no options granted in 1998 or 1999.

    A summary of the status of the Company's option plans as of December 31, 2000, 1999 and 1998 and the changes during the years ending on those dates is represented below:

                                                 2000                     1999                    1998
                                      -------------------------------------------------------------------------
                                                     Weighted                 Weighted                 Weighted
                                                      average                  average                  average
                                        Number of    exercise    Number of    exercise    Number of    exercise
                                           shares       price       shares       price       shares       price
                                      -------------------------------------------------------------------------
Outstanding beginning of year              86,730       $5.50      137,340       $5.53      224,280       $5.50
Granted                                   490,855        9.26          ---         ---          ---         ---
Exercised                                 (33,500)       7.04      (49,350)       5.48      (85,680)       5.36
Forfeited                                  (4,200)       8.93       (1,260)      10.02       (1,260)      10.02
                                      -------------------------------------------------------------------------
Outstanding end of year                   539,885       $8.80       86,730       $5.50      137,340       $5.53

Options exercisable at year end           110,980                   86,730                  137,340
                                        ==========               ==========               ==========
Weighted average fair value of
  options granted during the
  year                                   $   2.90                                $ ---                    $ ---
                                        ==========                            =========                =========

     The following table summarizes information about options outstanding at December 31, 2000:

                                    Options outstanding                                Options exercisable
       -------------------------------------------------------------------------  --------------------------------
                                                   Weighted
                                 Number             average          Weighted           Number          Weighted
                              outstanding at       remaining          average       outstanding at       average
             Range of          December 31,       contractual        exercise        December 31,       exercise
         exercise prices          2000            life (years)         price             2000             price
       -------------------  ------------------  ----------------  --------------  ------------------  ------------

             $  5.50               66,460             6.67             $5.50            66,460            $5.50
                8.93-10.25        473,425             9.33              9.27            44,520             8.99
                                  -------                                               ------
                                  539,885                                              110,980


NOTE 14 - RELATED PARTY TRANSACTIONS

    In 1988, NBSC sold certain banking and other premises to FMI, Inc. The banking premises were leased back to the Company (as the successor of High Point) for periods ranging from 10 to 15 years. The Company (as the successor of High Point) realized a gain on this transaction, which was deferred and was amortized into income over the applicable lease terms. As of December 31, 1997, the unamortized deferred gain was approximately $216,000. In July 1998, NBSC repurchased those branches and other premises sold to FMI, Inc. for $3.2 million, the fair market value at the time of the transaction. The unamortized deferred gain of $150,000 was used to reduce the cost basis of the property. FMI, Inc. is a wholly owned subsidiary of Franklin Mutual Insurance Co. The president of FMI, Inc. was a member of High Point's Board of Directors and is currently a member of the Company's Board of Directors.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

    Lease Obligations

    Rentals under long-term operating leases amounted to approximately $342,000, $325,000 and $511,000 for the years ended December 31, 2000, 1999 and 1998, respectively, including rent expense to related parties of $33,000 in 2000, $58,000 in 1999, and $335,000 in 1998. At December 31, 2000, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2008 are as follows(in thousands):

       December 31,
       ------------

         2001                                                               $465
         2002                                                                477
         2003                                                                444
         2004                                                                461
         2005                                                                474
         Thereafter                                                        2,393
                                                                          ------

                                                                          $4,714
                                                                          ------
    Litigation

    From time to time, the Company and its subsidiaries are defendants in legal proceedings relating to their respective businesses. Management does not believe that the outcome of any legal proceeding that was pending as of December 31, 2000, or any other contingent liability or commitment, will materially affect the Company's consolidated financial position or results of operations.

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

    Unless noted otherwise, the Banks do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:


                                                                                                 December 31,
                                                                                         ---------------------------
                                                                                           2000               1999
                                                                                         ---------------------------
                                                                                                (in thousands)
        Financial instruments whose contract amounts represent credit risk
           Commitments to extend credit                                                  $ 74,920           $ 72,269
           Standby letters of credit and financial guarantees written                       5,191              3,855

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

    Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2000 and 1999 varies up to 100%.

    The Banks grant loans primarily to customers in their immediately adjacent suburban counties which include Bergen, Morris, Passaic, Sussex and Essex counties in Northern New Jersey and surrounding areas. Although the Banks have diversified loan portfolios, a large portion of their loans are secured by commercial or residential real property. The Banks do not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic sector. Commercial and standby letters of credit were granted primarily to commercial borrowers.

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

    Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2000 and 1999 are outlined below.

    For cash and cash equivalents and interest bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

    The net loan portfolio at December 31, 2000 and 1999 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

    The carrying values and estimated fair values of the Company's financial instruments are as follows:


                                                                                   December 31,
                                                         -----------------------------------------------------------
                                                                      2000                           1999
                                                         -----------------------------------------------------------
                                                             Carrying       Estimated       Carrying       Estimated
                                                                Value      fair value          value      fair value
--------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Financial Assets:
 Cash and cash equivalents                                    $49,791         $49,791        $40,342         $40,342
 Interest bearing deposits with banks                              60              60            216             216
 Investment securities available for sale                     187,880         187,880        152,591         152,591
 Investment securities held to maturity                       107,860         107,311        125,130         122,751
 Loans                                                        521,007         521,654        476,282         470,384


Financial Liabilities:
 Deposits                                                    $800,762        $800,296       $736,739        $737,353
 Securities sold under agreements to repurchase                10,650          10,647         10,489          10,489
 Long-term debt                                                11,000          11,200          6,000           6,000
Commitments:
 Standby letters of credit                                         --               6             --              15

NOTE 18 - REGULATORY MATTERS

    The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

    The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the banks will be unimpaired, and (1) the banks will have a surplus, as defined, of not less than 50% of their capital, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of the banks. Under these limitations, approximately $8.0 million was available for payment of dividends from Lakeland to the Company as of December 31, 2000.

    NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years, without prior approval from the Office of the Comptroller of the Currency. In addition, if NBSC sustains losses that exceed its aggregate retained earnings, NBSC may not pay dividends until the losses are recovered. Under these limitations approximately $3.3 million was available for the payment of dividends from NBSC to the Company as of December 31, 2000.

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

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Company and the Banks met all capital adequacy requirements to which they are subject.

    As of December 31, 2000, the Company and the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

    As of December 31, 2000 and 1999, the Company and the Banks have the following capital ratios:

                                                                                                         To be well
                                                                                                      capitalized under
                                                           For capital                                prompt corrective
                               Actual                   adequacy purposes                             action provisions
                           --------------   ------------------------------------------  -------------------------------------------

                           Amount   Ratio           Amount                Ratio                Amount                  Ratio
                           -------  -----   ---------------------  -------------------  ---------------------  --------------------
                                                                     (dollars in thousands)
As of December 31, 2000
   Total capital
     (to risk-weighted
     assets)

         Company           $82,395  14.84%   (greater than$44,426   (greater than8.00%  (greater than     N/A   (greater than   N/A
         Lakeland           54,288  13.87      or equal to)31,303    or equal to)8.00     or equal to)$39,129     or equal to)10.00%
         NBSC               24,736  14.90                  13,277                8.00                  16,596                 10.00

   Tier I capital
     (to risk-weighted
     assets)

         Company           $75,430  13.58%   (greater than$22,213   (greater than4.00%  (greater than     N/A   (greater than   N/A
         Lakeland           49,555  12.66      or equal to)15,652    or equal to)4.00     or equal to)$23,478     or equal to) 6.00%
         NBSC               22,636  13.64                   6,639                4.00                   9,958                  6.00

   Tier I capital
     (to average assets)

     Company               $75,430   8.47%   (greater than$35,617   (greater than4.00%  (greater than     N/A   (greater than   N/A
     Lakeland               49,555   8.32      or equal to)23,824    or equal to)4.00     or equal to)$29,780     or equal to)5.00%
     NBSC                   22,636   7.31                  12,382                4.00                  15,478                 5.00

                                                                                                         To be well
                                                                                                      capitalized under
                                                           For capital                                prompt corrective
                               Actual                   adequacy purposes                             action provisions
                           --------------   ------------------------------------------  -------------------------------------------

                           Amount   Ratio           Amount                Ratio                Amount                  Ratio
                           -------  -----   ---------------------  -------------------  ---------------------  --------------------
                                                                     (dollars in thousands)
As of December 31, 1999
   Total capital
     (to risk-weighted
     assets)

         Company           $80,738  16.66%   (greater than$38,773   (greater than8.00%  (greater than     N/A   (greater than   N/A
         Lakeland           43,691  16.42      or equal to)21,286    or equat to)8.00     or equal to)$26,608     or equal to)10.00%
         NBSC               23,769  16.50                  11,525                8.00                  14,407                 10.00
         Metropolitan        9,576  13.50                   5,677                8.00                   7,095                 10.00
   Tier I capital
     (to risk-weighted
     assets)

         Company           $74,663  15.40%   (greater than$19,386   (greater than4.00%  (greater than    N/A     (greater than  N/A
         Lakeland           40,734  15.31      or equal to)10,643    or equal to)4.00     or equal to)$15,965      or equal to) 6.00
         Metropolitan        8,825  12.44                   2,838                4.00                   4,257                   6.00
   Tier I capital
     (to average assets)

         Company           $74,663   8.88%   (greater than$33,643   (greater than4.00%  (greater than     N/A    (greater than   N/A
         Lakeland           40,734   9.07      or equal to)17,964    or equal to)4.00     or equal to)$22,455      or equal to)5.00%
         NBSC               21,941   7.84                  11,197                4.00                  13,992                  5.00
         Metropolitan        8,825   7.74                   4,560                4.00                   5,701                  5.00

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company's results of operations.




                                                             Quarter ended
                                        ----------------------------------------------------
                                           March 31,   June 30,  September 30,  December 31,
                                           2000         2000         2000           2000
                                        ----------------------------------------------------
                                                (In Thousands, Except Per Share Amounts)

Total interest income                       $13,865      $14,023      $14,684       $15,641
Total interest expense                        4,944        5,088        5,569         6,119
                                        ----------------------------------------------------
Net interest income                           8,921        8,935        9,115         9,522
Provision for possible loan losses              500          500          500           500
Non-interest income                           1,627        2,166        2,289         2,181
Loss on sale of securities                      (42)         ---          (21)         (466)
Non-interest expense                          6,366        6,991        7,172         6,998
                                        ----------------------------------------------------
Income before taxes                           3,640        3,610        3,711         3,739
Income taxes                                  1,236        1,176        1,189         1,094
                                        ----------------------------------------------------
  Net income                                 $2,404       $2,434       $2,522        $2,645
                                        ====================================================

Earnings per share

              Basic                           $0.18        $0.18        $0.19         $0.21
              Diluted                         $0.18        $0.18        $0.19         $0.20


                                                             Quarter ended
                                        ----------------------------------------------------
                                           March 31,   June 30,  September 30,   December 31,
                                           1999         1999         1999            1999
                                        ----------------------------------------------------
                                                 (In Thousands, Except Per Share Amounts)
Total interest income                       $13,015      $13,424      $13,804       $13,788
Total interest expense                        5,092        5,102        5,041         5,006
                                        ----------------------------------------------------
Net interest income                           7,923        8,322        8,763         8,782
Provision for possible loan losses              105          160          140         1,376
Non-interest income                           1,489        1,629        1,495         1,679
Gain on sale of securities                       25            5          ---             2
Merger related expenses                         ---          ---        2,431         1,090
Non-interest expense                          6,625        6,428        6,641         7,004
                                        ----------------------------------------------------
Income before taxes                           2,707        3,368        1,046           993
Income taxes                                    867        1,090          671            86
                                        ----------------------------------------------------
  Net income                                 $1,840       $2,278         $375          $907
                                        ====================================================

Earnings per share

              Basic                           $0.14        $0.16        $0.03         $0.08
              Diluted                         $0.14        $0.16        $0.03         $0.07

NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY:

                                 BALANCE SHEETS


                                                    December 31,
ASSETS                                            2000       1999
-------------------------------------------------------------------
                                                  (in thousands)

 Cash and due from banks                           $418       $130
 Investment securities available for sale           443         18
 Investment in bank subsidiary                   75,359     69,111
 Land held for sale                               1,860      1,935
 Other assets                                       759      1,303
-------------------------------------------------------------------
  TOTAL ASSETS                                 $78,839    $72,497
===================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------
 Other liabilities                                $215       $215
 Stockholders' equity                           78,624     72,282
-------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $78,839    $72,497
===================================================================

                                INCOME STATEMENTS


                                                                            Years Ended December 31,
INCOME                                                                   2000          1999       1998
-------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
  Dividends from subsidiary                                            $6,221        $5,010     $2,650
  Other income                                                              3            41         11
-------------------------------------------------------------------------------------------------------
       TOTAL INCOME                                                     6,224         5,051      2,661
-------------------------------------------------------------------------------------------------------
EXPENSE

  Noninterest expenses                                                    502         1,662        396
-------------------------------------------------------------------------------------------------------
       TOTAL EXPENSE                                                      502         1,662        396
-------------------------------------------------------------------------------------------------------
Income before benefit for income taxes                                  5,722         3,389      2,265
Benefit for income taxes                                                 (214)         (267)      (120)
-------------------------------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries                                                5,936         3,656      2,385
Equity in undistributed income of subsidiaries                          4,069         1,744      5,572
-------------------------------------------------------------------------------------------------------
NET INCOME                                                            $10,005        $5,400     $7,957
=======================================================================================================


STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                         2000          1999       1998
-------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $10,005        $5,400     $7,957
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   (Increase) decrease in other assets                                    530          (447)        44
   Increase in other liabilities                                          ---           171        199
   Equity in undistributed income of subsidiaries                      (4,069)       (1,744)    (5,572)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               6,466         3,380      2,628
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale and maturity of investment
    securities available for sale                                        (393)          ---        ---
  Proceeds received from option on land held for sale                      75           ---        ---
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (318)          ---        ---
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                  ---           ---        470
  Cash dividends paid on common stock                                  (3,852)       (3,314)    (2,586)
  Purchase of treasury stock                                           (2,244)         (635)      (782)
  Exercise of stock options                                               236           269        290
-------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                  (5,860)       (3,680)    (2,608)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      288          (300)        20
Cash and cash equivalents, beginning of year                              130           430        410
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $418          $130       $430
=======================================================================================================

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company changed accountants from Radics & Co., LLC to Grant Thornton LLP during the Company's two most recent fiscal years. Information concerning this change was previously filed in Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed with the SEC on June 8, 1999.

                                    PART III
                                    --------

ITEM 10 - Directors and Executive Officers of the Registrant
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 13 - Certain Relationships and Related Transactions
The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   The following portions of the Company's consolidated financial statements are set forth in Item 8 of this Annual Report.

     (i)  Consolidated Balance Sheet as of December 31, 2000 and 1999.
    (ii) Consolidated Statements of Income for each of the three years in the period ended December 31, 2000, 1999 and 1998.
   (iii) Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2000, 1999, and 1998.
    (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000, 1999 and 1998.

     (v)  Notes to Consolidated Financial Statements
    (vi)  Report of Grant Thornton LLP

(a)  2.   Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a)  3.             Exhibits
    3.1             Certificate of Incorporation of the Registrant, as amended, is incorporated by reference to Exhibit 3.1 to Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1999.
    3.2             By-Laws of the Registrant are incorporated herein by
                    reference to Exhibit 4.2 to the Registration Statement on Form S-3 filed by the Registrant with the Commission on March 30, 1990.
   10.1             Amended and Restated Agreement and Plan of Reorganization,
                    dated as of January 14, 1998, by and between the Registrant and Metropolitan State Bank is incorporated by reference to Appendix A to the Proxy Statement -- Prospectus, dated
                    January 15, 1998, contained in the Registant's Registration
                    Statement on Form S-4 (No. 333-42851).
   10.2             Lakeland Bank Directors' Deferred Compensation Plan.
   10.3             Agreement and Plan of Merger, dated as of December 7, 1998, by and between the Registrant and High Point Financial
                    Corp., is incorporated by reference to Annex A, the joint proxy statement prospectus, dated June 8, 1999, contained in the Registrant's Registration Statement on Form S-4 (No
                    333-79907).
   10.4             Stock Option Agreement, dated as of December 7, 1998, by and between the Registrant and High Point Financial Corp., is incorporated by reference to Annex D, the joint proxy statement prospectus, dated June 8, 1999, contained in the Registrant's Registration Statement on Form S-4
                    (No.333-79907).
   10.5             Lakeland Bancorp, Inc. 2000 Equity Compensation Program
   10.6             Employment Agreement - Change in Control, Severance and
                    Employment Agreement for Roger Bosma, dated as of January 1,
                    2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger
                    Bosma, is incorporated by reference to exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1999.
   10.7             Amended and Restated Agreement and Plan of Merger, made as of December 8, 1999, between LB and MSB, is incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
   10.8             Change of Control Agreement dated March 1, 2001, among
                    Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley.
   10.9             Change of Control Agreement dated March 1, 2001, among
                    Lakeland Bancorp, Inc., Lakeland Bank and Robert A.
                    Vandenbergh.
  10.10             Change of Control Agreement dated March 6, 2001, among
                    Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke.
  10.11             Change of Control Agreement dated March 7, 2001, among
                    Lakeland Bancorp, Inc., Lakeland Bank and jeffery J.
                    Buonforte.
   16.1             Letter re:  Change in Accountant is incorporated by
                    reference to Exhibit 16 to the Registrant's Current Report on Form 8-K, filed with the Commission on February 18, 1999.

   21.1             Subsidiaries of Registrant.
   23.1             Consent of Grant Thornton LLP Independent Certified Public
                    Accountants.
   24.1             Power of Attorney.
   99.1             Forward-looking Statement Information.

(b)    Reports on Form 8-K

                    No current reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LAKELAND BANCORP, INC.


Dated: March 29, 2001             By /s/ Roger Bosma
       ---------------               ---------------------------
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

Signature                     Capacity                     Date
---------                     --------                     ----

              *
----------------------------  Director, Chief Executive
Roger Bosma                   Officer, and President

              *
----------------------------  Director
Robert B. Nicholson

              *
----------------------------  Director
John W. Fredericks

              *
----------------------------  Director
Bruce G. Bohuny

              *
----------------------------  Director
Mary Ann Deacon

              *
----------------------------  Director
Mark J. Fredericks

              *
----------------------------  Director
John Pier, Jr.

              *
----------------------------  Director
Paul P. Lubertazzi

              *
----------------------------  Director
Joseph P. O'Dowd

              *
----------------------------  Director
Arthur L. Zande

              *
----------------------------  Director
Michael A. Dickerson

              *
----------------------------  Director
Charles L. Tice

              *
----------------------------  Director
George H. Guptill, Jr.

              *
----------------------------  Executive Vice President
Joseph F. Hurley              and Chief Financial Officer


*By: /s/ Roger Bosma
     -------------------------
     Roger Bosma
     Attorney-in-Fact