Form 10-Q
period 2001-03-31
LAKELAND BANCORP INC
filed 2001-05-11
CIK 846901

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2001
                                        --------------

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

As of March 31, 2001 there were 13,082,984 outstanding shares of Common Stock, no par value.

                            LAKELAND BANCORP, INC.

                                Form 10-Q Index

                                                                                                  PAGE
                         Part I  Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000             1

          Consolidated Income Statements - Unaudited Three Months Ended
            March 31, 2001 and 2000                                                                  2

          Consolidated Statements of Changes in Stockholders' Equity - Unaudited Three
            months ended March 31, 2001 and 12 months ended December 31, 2000                        3

          Consolidated Statements of Cash Flows - Unaudited Three Months Ended March 31,
            2001 and 2000                                                                            4

          Notes to Consolidated Financial Statements (unaudited)                                     5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                               8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                13

                         Part II Other Information

Item 1.   Legal Proceedings                                                                         14

Item 2.   Changes in Securities and Use of  Proceeds                                                14

Item 3.   Defaults Upon Senior Securities                                                           14

Item 4.   Submission of Matters to a Vote of Security  Holders                                      14

Item 5.   Other Information                                                                         14

Item 6.   Exhibits and Reports on Form 8-K                                                          14

            The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http://www.sec.gov.

                    Lakeland Bancorp, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31, 2001            December 31,
ASSETS                                                                              (unaudited)                    2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                         (dollars in thousands)
Cash and due from banks                                                                $ 45,690                $ 43,166
Federal funds sold                                                                        4,170                   6,625
-----------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                   49,860                  49,791

Interest bearing deposits with banks                                                         60                      60
Investment securities available for sale                                                203,632                 187,880
Investment securities held to maturity; fair value of $100,455
  in 2001 and $107,311 in 2000                                                           99,662                 107,860
Loans, net of deferred loan fees                                                        538,696                 521,841
  Less: allowance for possible loan losses                                                9,244                   8,890
-----------------------------------------------------------------------------------------------------------------------
       Net loans                                                                        529,452                 512,951
Premises and equipment - net                                                             24,762                  24,396
Accrued interest receivable                                                               5,859                   6,247
Other assets                                                                             18,104                  17,427
-----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                     $931,391                $906,612
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Deposits:
     Non-interest bearing                                                              $184,356                $178,640
     Savings and interest bearing transaction accounts                                  359,725                 355,498
     Time deposits under $100                                                           210,577                 205,588
     Time deposits $100 and over                                                         58,131                  61,036
-----------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                   812,789                 800,762
Securities sold under agreements to repurchase                                            8,169                  10,650
Long-term debt                                                                           21,000                  11,000
Other liabilities                                                                         7,897                   5,576
-----------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                                849,855                 827,988
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                              ----                    ----
Stockholders' equity:
Common stock, no par value; authorized shares,
  40,000,000 at March 31, 2001 and December 31, 2000;
  issued shares, 13,305,875 at March 31, 2001 and
  December 31, 2000; outstanding shares, 13,082,984 at
  March 31, 2001 and 13,126,594 at December 31, 2000                                     77,853                  77,857
Retained Earnings                                                                         4,422                   3,035
Treasury stock, at cost                                                                  (2,364)                 (1,936)
Accumulated other comprehensive income (loss)                                             1,625                    (262)
Loan for options exercised                                                                  ---                     (70)
-----------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        81,536                  78,624
-----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $931,391                $906,612
=======================================================================================================================

See accompanying notes to consolidated financial statements

                    Lakeland Bancorp, Inc. and Subsidiaries
                        CONSOLIDATED INCOME STATEMENTS

                                                                                For the three months ended
                                                                                          March 31,
                                                                             2001                       2000
                                                                                       (unaudited)
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Loans and fees                                                           $10,821                    $ 9,806
 Federal funds sold                                                           247                         68
 Taxable investment securities                                              3,847                      3,361
 Tax exempt investment securities                                             535                        630
------------------------------------------------------------------------------------------------------------
           TOTAL INTEREST INCOME                                           15,450                     13,865
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
 Deposits                                                                   5,725                      4,687
 Short-term borrowings                                                        142                        180
 Long-term debt                                                               269                         77
------------------------------------------------------------------------------------------------------------
           TOTAL INTEREST EXPENSE                                           6,136                      4,944
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                         9,314                      8,921
Provision for possible loan losses                                            400                        500
------------------------------------------------------------------------------------------------------------
                NET INTEREST INCOME AFTER PROVISION FOR
                    POSSIBLE LOAN LOSSES                                    8,914                      8,421

NONINTEREST INCOME
 Service charges on deposit accounts                                        1,239                      1,125
 Gains on sales of leases                                                     255                        ---
 Commissions and fees                                                         255                        260
 Gain (loss) on the sales of securities                                        64                        (42)
 Other income                                                                 233                        242
------------------------------------------------------------------------------------------------------------
           TOTAL NONINTEREST INCOME                                         2,046                      1,585
------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
 Salaries and employee benefits                                             4,177                      3,546
 Net occupancy expense                                                        744                        612
 Furniture and equipment                                                      677                        712
 Stationary, supplies and postage                                             416                        371
 Other expenses                                                             1,407                      1,125
------------------------------------------------------------------------------------------------------------
           TOTAL NONINTEREST EXPENSE                                        7,421                      6,366
------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                    3,539                      3,640
Provision for income taxes                                                  1,101                      1,236
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $ 2,438                    $ 2,404
============================================================================================================

EARNINGS PER COMMON SHARE
 Basic and diluted                                                        $  0.19                    $  0.18
------------------------------------------------------------------------------------------------------------
                                                                             For the three months ended
                                                                                       March 31,
                                                                             2001                       2000
                                                                                       (unaudited)
------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
NET INCOME                                                                $ 2,438                    $ 2,404
------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME NET OF TAX:

Unrealized securities gains (losses) arising during period                  1,930                       (398)
Less: reclassification for gains (losses) included in Net Income              (43)                        17
------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                           1,887                       (381)
------------------------------------------------------------------------------------------------------------
           TOTAL COMPREHENSIVE INCOME                                     $ 4,325                    $ 2,023
============================================================================================================

See accompanying notes to consolidated financial statements

                    Lakeland Bancorp, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                                            Common stock                                           Other
                                        ---------------------                              Comprehensive       Loan for
                                        Number of                 Retained     Treasury           Income        Options
                                           Shares      Amount     earnings        Stock           (Loss)      Exercised       Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
BALANCE DECEMBER 31, 1999              12,672,262     $71,330      $ 3,548         ($67)         ($2,381)         ($148)    $72,282
Net Income 1999                               ---         ---       10,005          ---              ---            ---      10,005
Other comprehensive loss,
  net of tax                                  ---         ---          ---          ---            2,119            ---       2,119
Exercise of stock options                     ---        (139)         ---          375              ---            ---         236
Stock dividends                           633,613       6,666       (6,666)
Payment on loan issued for
  options exercised                           ---         ---          ---          ---              ---             78          78
Cash dividend                                 ---         ---       (3,852)         ---              ---            ---      (3,852)
Purchase of treasury stock                    ---         ---          ---       (2,244)             ---            ---      (2,244)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000              13,305,875      77,857        3,035       (1,936)            (262)           (70)     78,624
Net Income, first quarter 2001                ---         ---        2,438          ---              ---            ---       2,438
Other comprehensive income,
  net of tax                                  ---         ---          ---          ---            1,887            ---       1,887
Exercise of stock options                     ---          (4)         ---           16              ---            ---          12
Payment on loan issued for
  options exercised                           ---         ---          ---          ---              ---             70          70
Cash dividend                                 ---         ---       (1,051)         ---              ---            ---      (1,051)
Purchase of treasury stock                                ---          ---         (444)             ---            ---        (444)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2001
   (unaudited)                         13,305,875     $77,853      $ 4,422      ($2,364)        $  1,625         $    0     $81,536
====================================================================================================================================

See accompanying notes to consolidated financial statements

                    Lakeland Bancorp, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)



                                                                            For the three months ended
                                                                                     March 31,
                                                                         2001                          2000
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                               (in thousands)
Net income                                                           $  2,438                      $  2,404
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Net amortization of premiums, discounts and deferred loan fees
    and costs                                                            (141)                          155
  Depreciation and amortization                                           572                           498
  Provision for possible loan losses                                      400                           500
  (Gain) loss on sales and calls of securities                            (64)                           42
  (Gains) on dispositions of premises and equipment                       ---                            (7)
  (Gain) loss on other real estate owned                                  ---                           (89)
  Provision for income taxes                                            1,101                         1,236
  Increase in other  assets                                            (1,122)                         (306)
  Increase in other liabilities                                         1,290                           314
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               4,474                         4,747
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from repayments on and maturity of securities:
    Available for sale                                                 19,707                         7,135
    Held for maturity                                                   8,451                         6,512
  Proceeds from sales of securities available for sale                  1,024                         1,978
  Purchase of securities:
    Available for sale                                                (33,562)                      (13,343)
    Held for maturity                                                    (341)                         (938)
  Net increase in loans                                               (16,616)                       (6,258)
  Capital expenditures                                                   (938)                         (720)
  Net (increase) decrease in other real estate owned                     (193)                          121
-----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (22,468)                       (5,513)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                             12,027                         9,034
  Decrease in securities sold under agreements
    to repurchase                                                      (2,481)                         (241)
  Increase in long-term debt                                           10,000                           ---
  Purchase of treasury stock                                             (444)                          (52)
  Exercise of stock options                                                12                            20
  Dividends paid                                                       (1,051)                         (950)
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              18,063                         7,811
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       69                         7,045
Cash and cash equivalents, beginning of year                           49,791                        40,342
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 49,860                      $ 47,387
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

         The Company's financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented does not necessarily indicate the results that the Company will achieve for all of 2001. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note 2.  Statement of Cash flow information.

                                                                                            For the three months ended
                                                                                                     March 31,
                                                                                       2001                              2000
                                                                                     ----------------------------------------
              Supplemental schedule of noncash investing and                                      (in thousands)
                   financing activities:
                  Cash paid during the period for income taxes                       $1,516                            $  126
                  Cash paid during the period for interest                            6,081                             4,872
                  Transfer of loans receivable to other real estate owned               204                               115


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

         All weighted average, actual shares and per share information has been adjusted retroactively for the effects of stock splits.

The following schedule shows the Company's earnings per share for the periods presented:


                                                     For the three months ended
                                                                March 31,
(In thousands except per share data)                    2001               2000
                                                  -----------------------------

Income applicable to common stock                    $ 2,438            $ 2,404

Weighted average number of common
  shares outstanding - basic                          13,115             13,302
Options issued                                            59                 62
                                                  -----------------------------
Weighted average number of common shares
  and common share equivalents - diluted              13,174             13,364

Basic earnings per share                             $  0.19            $  0.18
-------------------------------------------------------------------------------

Diluted earnings per share                           $  0.19            $  0.18
-------------------------------------------------------------------------------


Note 4. Investment Securities

     AVAILABLE FOR SALE                             March 31, 2001                                  December 31, 2000
     ------------------------------------------------------------------------------------------------------------------------------
                                                      Gross       Gross                                Gross       Gross
                                      Amortized  Unrealized  Unrealized       Fair     Amortized  Unrealized  Unrealized       Fair
     (in thousands)                        Cost       Gains      Losses      Value          Cost       Gains      Losses      Value
     ------------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury and U.S.
        government agencies            $ 57,914      $  796       $(276)  $ 58,434      $ 69,412      $  370     $  (659)  $ 69,123
     Mortgage-backed securities          80,326       1,214          (9)    81,531        53,014         607         (44)    53,577
     Obligations of states and
       political subdivisions            34,495         624         (48)    35,071        34,421         172        (238)    34,355
     Other debt securities               18,608         365        (474)    18,499        20,617         209        (823)    20,003
     Other equity securities              9,734         363         ---     10,097        10,778          44         ---     10,822
     ------------------------------------------------------------------------------------------------------------------------------
                                       $201,077      $3,362       $(807)  $203,632      $188,242      $1,402     $(1,764)  $187,880
     ==============================================================================================================================

     HELD TO MATURITY                             March 31, 2001                                   December 31, 2000
     ----------------------------------------------------------------------------------------------------------------------------
                                                    Gross       Gross                                Gross       Gross
                                    Amortized  Unrealized  Unrealized       Fair     Amortized  Unrealized  Unrealized       Fair
     (in thousands)                      Cost       Gains      Losses      Value          Cost       Gains      Losses      Value
     ----------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury and U.S.
       government agencies           $ 48,223      $  801       $   0   $ 49,024      $ 55,476      $  286     $  (142)  $ 55,620
     Mortgage-backed securities        25,688         266         (83)    25,871        26,612         133        (210)    26,535
     Obligations of states and
       political subdivisions          14,827         276          (4)    15,099        14,832          58         (75)    14,815
     Other                             10,924          48        (511)    10,461        10,940         ---        (599)    10,341
     ----------------------------------------------------------------------------------------------------------------------------
                                     $ 99,662      $1,391       $(598)  $100,455      $107,860      $  477     $(1,026)  $107,311
     ============================================================================================================================

                                                                                     March 31, 2001
          ---------------------------------------------------------------------------------------------------------------
                                                                   Available for Sale                Held to Maturity
                                                                   ------------------                ----------------
                                                                Amortized          Fair           Amortized        Fair
                                                                  Cost            Value             Cost          Value
          ---------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
          Due in one year or less                               $ 17,325         $ 17,418         $ 23,659       $ 23,815
          Due after one year through
          five years                                              58,227           58,799           46,999         47,353
          Due after five years through ten
          years                                                   24,068           24,635            2,831          2,911
          Due after ten years                                     11,397           11,152              485            505
          ---------------------------------------------------------------------------------------------------------------
                                                                 111,017          112,004           73,974         74,584
          Mortgage-backed securities                              80,326           81,531           25,688         25,871
          Other investments                                        9,734           10,097              ---            ---
          ---------------------------------------------------------------------------------------------------------------
          Total securities                                      $201,077         $203,632          $99,662       $100,455
          ===============================================================================================================


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

          The following table shows the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2001 and 2000, and the average recorded investment in impaired loans during the three months preceding those dates:

                                                                          Average Recorded
                                                                          Investment (over
          Date                     Investment      Valuation Allowance    preceding three
                                                                          months)
          --------------------------------------------------------------------------------
          March 31, 2001           $4.7 million    $1.0 million           $4.1 million
          March 31, 2000           $4.8 million    $0.7 million           $3.8 million

          Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $33,000 in the first three months of 2001. Interest that would have accrued had the loans performed under original terms would have been $130,000 for the first three months of 2001.

                               PART I -- ITEM 2
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

          You should read this section in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

               Statements Regarding Forward Looking Information

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

                             Results of Operations
      (First three months of 2001 compared to first three months of 2000)

Net Income

          Net income for the first three months of 2001 was $2.4 million or $0.19 per diluted share compared to net income of $2.4 million or $0.18 per diluted share for the same period in 2000. Return on Average Assets was 1.08% and Return on Average Equity was 12.45% for the first quarter 2001.

Net Interest Income

          Net interest income on a tax equivalent basis for first quarter 2001 was $9.6 million, representing a $344,000 or 3.7% increase from the $9.3 million earned in 2000. The increase in net interest income results from an increase in yields on average earning assets combined with a more favorable mix of interest earning assets and interest bearing liabilities.

          Interest income on a tax equivalent basis increased from $14.2 million in first quarter 2000 to $15.7 million in 2001, an increase of $1.5 million or 10.6%. The increase in interest income in first quarter 2001 was due to a $70.1 million increase in earning assets and a 12 basis point increase in the yield on earning assets. An improvement in the mix of earning assets contributed to the increase in yields. Loans as a percent of average earning assets increased from 62% in first quarter last year to 63% in first quarter this year.

          Total interest expense increased from $4.9 million in first quarter 2000 to $6.1 million in first quarter 2001, an increase of $1.2 million. A $62 million increase in interest bearing liabilities contributed to the increase in interest expense as well as a 42 basis point increase in the cost of funds. The cost of funds was influenced by a change in the mix of deposits. Time deposits as a percent of total deposits increased from 29.6% in first quarter of 2000 to 33.8% during the same period in 2001.

Provision for Possible Loan Losses

          In determining the provision for possible loan losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions.

          The provision for loan losses decreased to $400,000 for the three months ended March 31, 2001, as compared with $500,000 for the same quarter last year reflecting the lower level of net charge-offs and the overall level of the allowance for possible loan losses. During the first quarter of 2001, the Company charged off loans of $144,000 and recovered $98,000 in previously charged off loans compared to $554,000 and $91,000, respectively, during the same period in 2000.


Noninterest Income

          Non interest income increased from $1.6 million to $2.0 million from first quarter 2000 to first quarter 2001 primarily as a result of $255,000 in gains on sales of leases generated by the leasing company purchased in second quarter 2000. Also contributing to the increase in noninterest income was an increase in service charges on deposit accounts resulting from an increase in overdraft charges.


Noninterest Expense

          Noninterest expense increased from $6.4 million in the first quarter of 2000 to $7.4 million in 2001, an increase of $1.0 million. Salaries and employee benefits increased $631,000 from first quarter 2000 to $4.2 million in 2001 as a result of increases in medical benefit costs, the purchase of the leasing company and normal salary increases. Net occupancy expense increased from $612,000 in first quarter 2000 to $744,000 in 2001 as a result of the addition of branch offices for Lakeland. Furniture and equipment expense decreased from $712,000 in 2000 to $677,000 in 2001 as a result of non-recurring software licensing fees for the Company's computer system included in the 2000 amount. Other expenses increased from $1.1 million in first quarter 2000 to $1.4 million in first quarter 2001 as a result of increases in other real estate owned expense, goodwill amortization related to the purchase of the leasing company, and telecommunications expense.


Income Taxes

          The Company's effective tax rate was 31.1% in first quarter 2001 compared to 33.9% in first quarter 2000 as a result of lower effective state income tax rates.


                              Financial Condition

          The Company's total assets increased $24.8 million or 2.7% from $906.6 million at December 31, 2000, to $931.4 million at March 31, 2001. Total deposits increased from $800.8 million on December 31, 2000 to $812.8 million on March 31, 2001, an increase of $12.0 million.


Loans

          Loans, net of deferred loan fees, increased from $521.8 million on December 31, 2000 to $538.7 million on March 31, 2001, an increase of $16.9 million, or 3.2%. Most of this growth was in commercial loans which increased $8.9 million, or 4.1% to $231.0 million at March 31, 2001. Construction loans, which consist of commercial and residential construction, increased $2.5 million or 19.5% to $15.2 million on March 31, 2001. Home Equity and consumer loans increased from $137.9 million on December 31, 2000 to $144.3 million on March 31, 2001, an increase of $5.6 million or 4.1%. Residential mortgages at March 31, 2001, remained substantially the same as December 31, 2000, at $148.2 million.

Risk Elements

          The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned as of March 31, 2001 and as of December 31, 2000:

                                                            March 31,      December 31,      March 31,
               (in thousands)                                    2001              2000           2000
                                                            -----------------------------------------
               Non-performing loans:
                  Non-accrual loans                         $  2,987         $  2,564        $  3,611
                  Loans past due 90 days or more               2,023            1,992           2,339
                  Renegotiated loans                             ---              ---             ---
                                                            -----------------------------------------
               TOTAL NON-PERFORMING LOANS                      5,010            4,556           5,950
               Other real estate owned                           646              442             385
                                                            -----------------------------------------
               TOTAL NON-PERFORMING ASSETS                  $  5,656         $  4,998        $  6,335
                                                            =========================================

          Non-accrual loans increased from $2.6 million on December 31, 2000 to $3.0 million on March 31, 2001. Non-accrual loans at March 31, 2001 were down $600,000 from March 31, 2000. There are no loan relationships in non-accrual loans with balances in excess of $1 million, and one loan in non-accrual loans with a balance between $500,000 and $1 million.

          Loans past due ninety days or more and still accruing increased $31,000 to $2.0 million on March 31, 2001. This compares favorably with the $2.3 million reported on March 31, 2000.

          Other real estate owned increased from $442,000 on December 31, 2000 to $646,000 on March 31, 2001. The increase reflected $204,000 in new properties.

          On March 31, 2001, the Company had $4.7 million in impaired loans (including $2.4 million in non-accrual loans) compared to $4.5 million at year-end 2000. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $1.0 million has been allocated to the allowance for possible loan losses for impairment. At March 31, 2001, the Company also had $5.5 million in loans that were rated substandard and not classified as non-performing or impaired.

          There were no loans at March 31, 2001, other than those designated non-performing, impaired, or substandard, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

          The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

                                                                     March 31,   December 31,        March 31,
             (dollars in thousands)                                    2001              2000             2000
                                                                     -----------------------------------------
             Balance of the allowance at the
               beginning of the year                                 $8,890            $7,668           $7,668
                                                                     -----------------------------------------
               Loans charged off:
                    Commercial                                          ---             1,046              533
                    Home Equity and consumer                            144               221               21
                                                                     -----------------------------------------
                           Total loans charged off                      144             1,267              554
                                                                     -----------------------------------------

               Recoveries:
                    Commercial                                           70               359               45
                    Home Equity and consumer                             26               127               46
                    Real estate--mortgage                                 2                 3              ---
                                                                     -----------------------------------------
                           Total Recoveries                              98               489               91
                                                                     -----------------------------------------
                                Net charge-offs:                         46               778              463
             Provision for possible loan losses
                        charged to operations                           400             2,000              500
                                                                     -----------------------------------------
             Ending balance                                          $9,244            $8,890           $7,705
                                                                     =========================================

             Ratio of net charge-offs to average loans
               outstanding                                             0.04%             0.16%            0.38%
             Ratio of allowance at end of period as a
               percentage of period end total loans                    1.72%             1.70%            1.48%



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

     Methodology employed for assessing the adequacy of the allowance for possible loan losses consists of the following criteria:

     . The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by management's external loan review program.

     . The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 - 4 family residential mortgages and consumer loans.

     . The establishment of reserve amounts for the non-criticized loans in each portfolio based upon the historical average loss experience of these portfolios.

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

     Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at March 31, 2001.

Investment Securities

     For detailed information on the composition and maturity distribution of the Company's investment security portfolio, see Note 4 to the Notes to Consolidated Financial Statements contained in this 10-Q. Total investment securities increased from $295.7 million on December 31, 2000 to $303.3 million on March 31, 2001, an increase of $7.6 million, or 2.6%. Investment securities held to maturity declined from $107.9 million on December 31, 2000 to $99.7 million on March 31, 2001, a decrease of $8.2 million. Investment securities available for sale increased from $187.9 million on December 31, 2000 to $203.6 million on March 31, 2001 as maturities in the held to maturity portfolio were invested in the available for sale portfolio.

Deposits

     Total deposits increased from $800.8 million on December 31, 2000 to $812.8 million on March 31, 2001, an increase of 1.5%. Total non-interest bearing deposits increased from $178.6 million to $184.4 million, an increase of $5.8 million, or 3.2%. Savings and interest bearing transaction accounts increased from $355.5 million on December 31, 2000 to $359.7 million on March 31, 2001, an increase of $4.2 million. Total time deposits increased from $266.6 million on December 31, 2000 to $268.7 million on March 31, a $2.1 million increase.


Liquidity

     Cash and cash equivalents, at $49.9 million on March 31, 2001, remained substantially the same as it was at year-end. Operating activities, principally the result of the Company's net income, provided $4.5 million in net cash. Investing activities used $22.5 million in net cash, primarily reflecting use of funds for the purchase of investment securities of $33.9 million and use of funds for loans of $16.6 million. Financing activities provided $18.1 million in net cash, reflecting an increase in deposits of $12.0 million and a $10 million borrowing from the Federal Home Loan Bank of New York. The Banks anticipate that they will have sufficient funds available to meet their current loan commitments and deposit maturities. At March 31, 2001, the Banks have outstanding loan origination commitments of $81.6 million and total time deposits issued in amounts of $100,000 or more maturing within one year of $58.1 million.

Capital Resources

     Stockholders' equity increased from $78.6 million on December 31, 2000 to $81.5 million on March 31, 2001. Book value per common share increased to $6.23 on March 31, 2001 from $5.99 on December 31, 2000. The increase in stockholders' equity from December 31, 2000 to March 31, 2001 results from net income offset by dividends paid to shareholders and increases in accumulated other comprehensive income resulting from increases in market values of the Company's investment securities available for sale.

     The Company and its subsidiaries, Lakeland and NBSC, are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiaries' financial statements. Management believes, as of March 31, 2001, that the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

     The capital ratios for the Company and its subsidiaries at March 31, 2001, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                                        Tier 1 Capital              Tier 1 Capital           Total Capital
                                                           to Total                       to                      to
                                                           Average                  Risk-Weighted            Risk-Weighted
                                                         Assets Ratio                Assets Ratio            Assets Ratio
                                                          March 31,                   March 31,                March 31,
     Capital Ratio:                                          2001                        2001                    2001
                                                        --------------              --------------           -------------
     The Company                                            8.37%                       13.22%                  14.47%
     Lakeland Bank                                          8.24%                       12.28%                  13.51%
     NBSC                                                   6.84%                       12.93%                  14.19%
     "Well capitalized" institution under FDIC
        Regulations                                         5.00%                       6.00%                   10.00%

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

                                              Not applicable.

Item 5      Other Information                 Not Applicable




Item 6.     Exhibits and Reports of Form 8-K

            (a)  Exhibits

                 None.

            (b) Current Reports on form 8-K filed during the quarter ended March 31, 2001.

                 None

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Lakeland Bancorp, Inc.
                               ---------------------------------------
                                                (Registrant)



                              \s\ Roger Bosma
                               ---------------------------------------
                                             Roger Bosma
                               President and Chief Executive Officer



                               \s\ Joseph F. Hurley
                               ---------------------------------------
                                       Joseph F. Hurley
                                Executive Vice President and
                                  Chief Financial Officer


May 11, 2001
------------
Date