Form 10-Q
period 2001-06-30
LAKELAND BANCORP INC
filed 2001-08-10
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

As of June 30, 2001 there were 13,074,693 outstanding shares of Common Stock, no par value.

                             LAKELAND BANCORP, INC.

                                 Form 10-Q Index

                                                                                               PAGE

                            Part I       Financial Information

Item 1.  Financial Statements:
            Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000       1

            Consolidated Income Statements - Unaudited Three Months and Six Months
                 ended June 30, 2001 and 2000                                                   2

            Consolidated Statements of Changes in Stockholders' Equity - Unaudited Six
                 months ended June 30, 2001 and Year ended December 31, 2000                    3

            Consolidated Statements of Cash Flows - Unaudited Six Months Ended June 30,
                 2001 and 2000                                                                  4

            Notes to Consolidated Financial Statements (unaudited)                              5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            13

                         Part II      Other Information

Item 1.  Legal Proceedings                                                                     14

Item 2.  Changes in Securities and Use of Proceeds                                             14

Item 3.  Defaults Upon Senior Securities                                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                                   14

Item 5.  Other Information                                                                     14

Item 6.  Exhibits and Reports on Form 8-K                                                      14


     The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

                      Lakeland Bancorp, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30, 2001              December 31,
ASSETS                                                                              (unaudited)                     2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                             (dollars in thousands)
Cash and due from banks                                                                $41,176                   $37,892
Federal funds sold                                                                      19,159                    11,899
-------------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                  60,335                    49,791

Interest bearing deposits with banks                                                        60                        60
Investment securities available for sale                                               207,252                   187,880
Investment securities held to maturity; fair value of $90,215
    in 2001 and $107,311 in 2000                                                        89,500                   107,860
Loans, net of deferred loan fees                                                       560,919                   521,841
   Less: allowance for possible loan losses                                              8,764                     8,890
-------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                      552,155                   512,951
Premises and equipment - net                                                            25,043                    24,396
Accrued interest receivable                                                              5,102                     6,247
Other assets                                                                            19,239                    17,427
-------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                    $958,686                  $906,612
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Deposits:
     Non-interest bearing                                                             $192,434                  $178,640
     Savings and interest bearing transaction accounts                                 388,185                   355,498
     Time deposits under $100                                                          203,474                   205,588
     Time deposits $100 and over                                                        57,691                    61,036
-------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                 841,784                   800,762
Securities sold under agreements to repurchase                                           7,150                    10,650
Long-term debt                                                                          21,000                    11,000
Other liabilities                                                                        6,455                     5,576
-------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                              876,389                   827,988
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                               --                        --
Stockholders' equity:
Common stock, no par value; authorized shares,
   40,000,000 at June 30, 2001 and December 31, 2000;
   issued shares, 13,305,875 at June 30, 2001 and
   December 31, 2000; outstanding shares, 13,074,693 at
   June 30, 2001 and 13,126,594 at December 31, 2000                                    77,846                    77,857
Retained Earnings                                                                        6,044                     3,035
Treasury stock, at cost                                                                 (2,446)                   (1,936)
Accumulated other comprehensive income (loss)                                              853                      (262)
Loan for options exercised                                                                  --                       (70)
-------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                     82,297                    78,624
-------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $958,686                  $906,612
=========================================================================================================================

See accompanying notes to consolidated financial statements

                      Lakeland Bancorp, Inc. and Subsidiary
                         CONSOLIDATED INCOME STATEMENTS

                                                                     For the three months ended     For the six months ended
                                                                                 June 30,                       June 30,
                                                                              2001       2000              2001          2000
                                                                                (unaudited)                   (unaudited)
------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
INTEREST INCOME
  Loans and fees                                                           $10,905     $9,783           $21,726       $19,589
  Federal funds sold                                                           167        104               414           172
  Taxable investment securities                                              3,975      3,521             7,822         6,882
  Tax exempt investment securities                                             545        615             1,080         1,245
----------------------------------------------------------------------------------------------      --------------------------
              TOTAL INTEREST INCOME                                         15,592     14,023            31,042        27,888
----------------------------------------------------------------------------------------------      --------------------------
INTEREST EXPENSE
  Deposits                                                                   5,366      4,857            11,091         9,544
  Interest on short-term borrowings                                             51        156               193           336
  Long-term debt                                                               390         75               659           152
----------------------------------------------------------------------------------------------      --------------------------
              TOTAL INTEREST EXPENSE                                         5,807      5,088            11,943        10,032
----------------------------------------------------------------------------------------------      --------------------------
NET INTEREST INCOME                                                          9,785      8,935            19,099        17,856
Provision for possible loan losses                                             400        500               800         1,000
----------------------------------------------------------------------------------------------      --------------------------
                       NET INTEREST INCOME AFTER PROVISION FOR
                          POSSIBLE LOAN LOSSES                               9,385      8,435            18,299        16,856
NONINTEREST INCOME
  Service charges on deposit accounts                                        1,403      1,233             2,642         2,358
  Commissions and fees                                                         262        214               479           459
  Gain on sale of leases                                                       229        507               484           507
  Gain (loss) on the sales of securities                                       (30)       ---                34           (42)
  Other income                                                                 264        211               535           469
----------------------------------------------------------------------------------------------      --------------------------
              TOTAL NONINTEREST INCOME                                       2,128      2,165             4,174         3,751
----------------------------------------------------------------------------------------------      --------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                             4,240      3,754             8,417         7,300
  Net occupancy expense                                                        738        569             1,482         1,181
  Furniture and equipment                                                      739        742             1,416         1,454
  Stationary, supplies and postage                                             455        301               871           672
  Other expenses                                                             1,474      1,625             2,881         2,750
----------------------------------------------------------------------------------------------      --------------------------
              TOTAL NONINTEREST EXPENSE                                      7,646      6,991            15,067        13,357
----------------------------------------------------------------------------------------------      --------------------------
Income before provision for income taxes                                     3,867      3,609             7,406         7,250
Provision for income taxes                                                   1,199      1,176             2,300         2,412
----------------------------------------------------------------------------------------------      --------------------------
NET INCOME                                                                  $2,668     $2,433            $5,106        $4,838
==============================================================================================      ==========================

EARNINGS PER COMMON SHARE
  Basic and diluted                                                          $0.20      $0.18             $0.39         $0.36
----------------------------------------------------------------------------------------------      --------------------------

                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                     For the three months ended     For the six months ended
                                                                                  June 30,                      June 30,
                                                                              2001       2000              2001          2000
                                                                               (unaudited)                   (unaudited)
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
NET INCOME                                                                  $2,668     $2,433            $5,106        $4,838
----------------------------------------------------------------------------------------------      --------------------------
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period                    (792)        97             1,138          (301)
Less: reclassification for gains(losses) included in Net Income                 20         --               (23)           17
----------------------------------------------------------------------------------------------      --------------------------
Other Comprehensive Gain (Loss)                                               (772)        97             1,115          (284)
----------------------------------------------------------------------------------------------      --------------------------
              TOTAL COMPREHENSIVE INCOME                                    $1,896     $2,530            $6,221        $4,554
==============================================================================================      ==========================

See accompanying notes to consolidated financial statements

                      Lakeland Bancorp, Inc. and Subsidiary
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                  Accumulated
                                                                                        Other
                                      Common stock                              Comprehensive      Loan for
                                    Number of             Retained     Treasury         Income      Options
(dollars in thousands)                 Shares    Amount   earnings        Stock         (Loss)    Exercised      Total
-----------------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
BALANCE DECEMBER 31, 1999          12,672,262   $71,330     $3,548         ($67)      ($2,381)        ($148)   $72,282
Net Income 2000                           ---       ---     10,005          ---           ---           ---     10,005
Other comprehensive income,
        net of tax                        ---       ---        ---          ---         2,119           ---      2,119
Exercise of stock options                 ---      (139)       ---          375           ---           ---        236
Stock dividends                       633,613     6,666     (6,666)         ---           ---           ---        ---
Payment on loan issued for
      options exercised                   ---       ---        ---          ---           ---            78         78
Cash dividend                             ---       ---     (3,852)         ---           ---           ---     (3,852)
Purchase of treasury stock                ---       ---        ---       (2,244)          ---           ---     (2,244)
-----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000          13,305,875    77,857      3,035       (1,936)         (262)          (70)    78,624
Net Income, 2001                          ---       ---      5,106          ---           ---           ---      5,106
Other comprehensive income,
        net of tax                        ---       ---        ---          ---         1,115           ---      1,115
Exercise of stock options                 ---       (11)       ---           48           ---           ---         37
Payment on loan issued for
      options exercised                   ---       ---        ---          ---           ---            70         70
Cash dividend                             ---       ---     (2,097)         ---           ---           ---     (2,097)
Purchase of treasury stock                          ---        ---         (558)          ---           ---       (558)
-----------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 2001
   (unaudited)                     13,305,875   $77,846     $6,044      ($2,446)         $853            $0    $82,297
=======================================================================================================================

See accompanying notes to consolidated financial statements

                      Lakeland Bancorp, Inc. and Subsidiary
                CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

                                                                             For the six months ended
                                                                                       June 30,
                                                                           2001                     2000
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                (in thousands)
Net income                                                                $5,106                   $4,838
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Net amortization of premiums, discounts and deferred loan fees
    and costs                                                               (677)                     190
  Depreciation and amortization                                            1,157                    1,051
  Provision for loan losses                                                  800                    1,000
  (Gain) loss on sales and calls of securities                               (34)                      42
  Losses on dispositions of premises and equipment                            17                       --
  Gain on other real estate owned                                            (50)                     (89)
  Provision for income taxes                                               2,300                    1,390
  Increase in other assets                                                (1,085)                    (513)
  Decrease in other liabilities                                           (1,351)                    (101)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  6,183                    7,808
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from repayments on and maturity of securities:
    Available for sale                                                    33,893                   12,880
    Held for maturity                                                     19,711                   13,198
  Proceeds from sales of securities available for sale                    46,648                    1,978
  Purchase of securities:
    Available for sale                                                   (98,193)                 (31,760)
    Held for maturity                                                     (1,539)                  (3,734)
  Net increase in loans                                                  (39,123)                 (12,874)
  Purchase of leasing company                                                 --                    3,100
  Proceeds from dispositions of premises and equipment                        40                        7
  Capital expenditures                                                    (1,861)                  (1,788)
  Net (increase) decrease in other real estate owned                        (119)                     (45)
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (40,543)                 (19,038)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                41,022                   27,089
  Increase (decrease) in securities sold under
    agreements to repurchase                                              (3,500)                   2,123
  Proceeds from issuance of long-term debt                                10,000                       --
  Purchase of treasury stock                                                (558)                    (459)
  Exercise of stock options                                                   37                       71
  Dividends paid                                                          (2,097)                  (1,899)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 44,904                   26,925
----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                 10,544                   15,695
Cash and cash equivalents, beginning of year                              49,791                   40,342
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $60,335                  $56,037
==========================================================================================================

See accompanying notes to consolidated financial statements

            Notes to Consolidated Financial Statements - (Unaudited)

Note 1.  Basis of Presentation.

     This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland). The National Bank of Sussex County (NBSC) was merged into Lakeland Bank on June 29, 2001.

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

Note 2.  Statement of Cash flow information.

                                                                For the six months ended
                                                                        June 30,
                                                                  2001            2000
                                                                ----------------------
Supplemental schedule of noncash investing and
    financing activities:
  Cash paid during the period for income taxes                  $2,921          $1,570
  Cash paid during the period for interest                      12,239           9,930
  Transfer of loans receivable to other real estate owned          294             326

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

     The following schedule shows the Company's earnings per share for the periods presented:

                                                   For the three months ended                    For the six months ended
                                             June 30,                     June 30,          June 30,                  June 30,
(In thousands except per share data)            2001                         2000              2001                      2000
                                            --------------------------------------   -----------------------------------------
Income applicable to common stock             $2,668                       $2,433            $5,106                    $4,838

Weighted average number of common
  shares outstanding                          13,077                       13,293            13,096                    13,298
Options issued to executives and officers        186                           89               130                        74
                                            --------------------------------------   -----------------------------------------
Weighted average number of common
  shares and common share equivalents         13,263                       13,382            13,226                    13,372

Basic earnings per share                       $0.20                        $0.18             $0.39                     $0.36
----------------------------------------------------------------------------------   -----------------------------------------
Diluted earnings per share                     $0.20                        $0.18             $0.39                     $0.36
----------------------------------------------------------------------------------   -----------------------------------------

Note 4. Investment Securities

AVAILABLE FOR SALE                               June 30, 2001                                     December 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                              Gross         Gross                                Gross          Gross
                              Amortized  Unrealized    Unrealized           Fair  Amortized Unrealized     Unrealized        Fair
(in thousands)                     Cost       Gains        Losses          Value       Cost      Gains         Losses       Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies      $18,001        $212         $(156)       $18,057    $69,412       $370          $(659)    $69,123
Mortgage-backed securities      133,740       1,027          (769)       133,998     53,014        607            (44)     53,577
Obligations of states and
  political subdivisions         34,202         633           (67)        34,768     34,421        172           (238)     34,355
Other debt securities            10,118         216          (205)        10,129     20,617        209           (823)     20,003
Other equity securities           9,849         451            --         10,300     10,778         44             --      10,822
----------------------------------------------------------------------------------------------------------------------------------
                               $205,910      $2,539       $(1,197)      $207,252   $188,242     $1,402        $(1,764)   $187,880
==================================================================================================================================



HELD TO MATURITY                                 June 30, 2001                                     December 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                              Gross         Gross                                Gross          Gross
                              Amortized  Unrealized    Unrealized           Fair  Amortized Unrealized     Unrealized        Fair
(in thousands)                     Cost       Gains        Losses          Value       Cost      Gains         Losses       Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies      $39,422        $662          $(11)       $40,073    $55,476       $286          $(142)    $55,620
Mortgage-backed securities       24,366         222           (53)        24,535     26,612        133           (210)     26,535
Obligations of states and
  political subdivisions         14,821         333            --         15,154     14,832         58            (75)     14,815
Other                            10,891          85          (523)        10,453     10,940         --           (599)     10,341
----------------------------------------------------------------------------------------------------------------------------------
                                $89,500      $1,302         $(587)       $90,215   $107,860       $477        $(1,026)   $107,311
==================================================================================================================================

                                                                             June 30, 2001
----------------------------------------------------------------------------------------------------------
                                                             Available for Sale         Held to Maturity
                                                        Amortized           Fair     Amortized       Fair
                                                             Cost          Value          Cost      Value
----------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Due in one year or less                                    $5,732         $5,747       $25,711    $25,897
Due after one year through
five years                                                 25,242         25,624        37,933     38,226
Due after five years through ten
years                                                      21,384         21,805         1,000      1,052
Due after ten years                                         9,963          9,778           490        505
----------------------------------------------------------------------------------------------------------
                                                           62,321         62,954        65,134     65,680
Mortgage-backed securities                                133,740        133,998        24,366     24,535
Other investments                                           9,849         10,300           ---
----------------------------------------------------------------------------------------------------------
Total securities                                         $205,910       $207,252       $89,500    $90,215
==========================================================================================================

Note 5.  Impaired Loans.

     The Company follows the provisions of Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (known as "SFAS No. 114"), and Statement of Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures." SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's original effective interest rate.

     The following table shows the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2001 and 2000, and the average recorded investment in impaired loans during the six months preceding those dates:

(in thousands)                                                                    Average Recorded
                                                                                  Investment (over preceding
Date                       Investment                 Valuation Allowance         six months)
-------------------------------------------------------------------------------------------------------------
June 30, 2001              $ 4,946                    $ 1,172                     $4,281
June 30, 2000                4,767                    $   751                      4,308

     Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $128,000 in the first six months of 2001. Interest that would have accrued had the loans performed under original terms would have been $210,000 for the first six months of 2001.

Note 6. Acquisition

     On June 29, 2001, the National Bank of Sussex County, a wholly owned subsidiary of the Company, was merged into Lakeland Bank. There was no impact to the results of operations as a result of the merger.

Note 7. Impact of Change in Accounting Principles

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements may result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

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

                              Results of Operations

Net Income

     Net income for the second quarter of 2001 was $2.7 million or $0.20 per diluted share compared to net income of $2.4 million or $0.18 per diluted share for the same period in 2000. Return on Average Assets was 1.13% and Return on Average Equity was 13.14% for the second quarter of 2001.

     Net income for the first six months of 2001 was $5.1 million or $0.39 per diluted share compared to $4.8 million or $0.36 per diluted share for the same period last year, an increase of 8%. Return on Average Assets was 1.10% and Return on Average Equity was 12.82% for the first half of 2001.

Net Interest Income

     Net interest income on a tax equivalent basis for second quarter 2001 was $10.1 million, representing an $810,000 or 8.7% increase from the $9.3 million earned in second quarter 2000. The increase in net interest income results from an increase in the volume of average earning assets. The net interest margin was 4.66% for second quarter 2001 compared to 4.80% for the same period last year.

     Interest income on a tax equivalent basis increased from $14.4 million in second quarter 2000 to $15.9 million in 2001, an increase of $1.5 million or 10.4%. The increase in interest income in second quarter 2001 was due to a $91.0 million increase in earning assets. The yield in earning assets decreased from 7.41% for second quarter last year to 7.34% for the second quarter this year due to the declining rate environment.

     Total interest expense at $5.8 million for second quarter 2001 increased $719,000 from the same period last year. A 6 basis point increase in the cost of funds from 3.44% in second quarter 2000 to 3.50% in second quarter 2001 caused interest expense to increase by $84,000. A shift in the mix of deposits from interest bearing demand deposits and savings deposits to time deposits contributed to the increase in the cost of funds. An increase in average interest bearing liabilities of $72.8 million caused interest expense to increase by $635,000.

     Net interest income on a tax equivalent basis increased from $18.5 million for the first six months of 2000 to $19.7 million for the first six months of 2001, an increase of $1.2 million or 6.5%. Interest income on a tax equivalent basis increased from $28.6 million to $31.6 million during that time period. An increase in average earning assets of $79.8 million from the first half of 2000 to the first half of 2001 contributed to an increase in interest income. The yield on interest earning assets increased from 7.43% for the first half of 2000 to 7.46% for the first half of 2001. Interest expense increased from $10.0 million in the first six months of 2000 to $11.9 million in the first six months of 2001. The cost of funds increased 24 basis points during that time period to 3.64% as a result of a shift of deposits from interest bearing demand and savings accounts to time deposit accounts.

Provision for Possible Loan Losses

     In determining the provision for possible loan losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions.

     The provision for loan losses decreased to $400,000 for the second quarter of 2001, as compared with $500,000 for the same quarter last year. During the second quarter of 2001, the Company charged off loans of $962,000 and recovered $82,000 in previously charged off loans compared to $130,000 and $116,000, respectively, during the same period in 2000. The majority of charge-offs in second quarter were from one loan relationship that had a substantial reserve allocated to it.

     For the first six months of 2001, the provision was $800,000 compared to $1.0 million for the same period last year. The Company charged off $1.1 million and recovered previously charged off loans of $180,000 during the first half of 2001 compared to respective charge-offs and recoveries of $684,000 and $207,000 for the same period in 2000.

Noninterest Income

     Noninterest income decreased from $2.2 million to $2.1 million from second quarter 2000 to second quarter 2001 primarily as a result of a decrease in gains on sales of leases from $507,000 in second quarter 2000 to $229,000 in second quarter 2001. The decline in leasing income reflects an overall decline in leasing volume related to the downturn in the economy. Increases in service charges on deposit accounts increased from $1.2 million in second quarter 2000 to $1.4 million in second quarter 2001 as a result of a standardization of deposit related fees among subsidiary banks. Other income increased from $211,000 in second quarter 2000 to $264,000 in second quarter 2001 as a result of a gain on the sale of other real estate owned.

     Noninterest income increased from $3.8 million for the first six months of 2000, to $4.2 million for the first six months of 2001, an increase of $423,000, or 11.3% due to increases in service charges on deposit accounts and commissions and fees. Service charges on deposit accounts increased $284,000 or 12.0% from the first half of 2000 to the first half of 2001.

Noninterest Expense

     Noninterest expense increased from $7.0 million in the second quarter of 2000 to $7.6 million in 2001, an increase of $655,000 or 9.4%. Salary and benefit cost increased by $486,000 or 12.9% from $3.8 million in second quarter 2000 to $4.2 million in second quarter 2001 as a result of increased staffing related to the additions of branch offices for Lakeland, increases in hospital and medical benefit costs, and normal salary increases. Net occupancy expense increased from $569,000 in 2000 to $738,000 in 2001 as a result of costs incurred for additional branches and increases in utility expense related to increased energy prices. Stationary, supplies and postage increased from $301,000 in second quarter 2000 to $455,000 in second quarter 2001 as a result of costs incurred in merging Lakeland and NBSC as well as costs incurred with new branches. Other expenses decreased from $1.6 million in second quarter 2000 to $1.5 million in second quarter 2001, a decline of $151,000, as a result of decreased legal fees and decreased commissions paid on sales of leases.

     Comparing year-to-date non-interest expense shows that non-interest expense increased from $13.4 million for the first six months of 2000 to $15.1 million in 2001, an increase of $1.7 million, or 12.7%. Salaries and benefits increased by $1.1 million or 15.3% to $8.4 million in 2001. Net occupancy expense increased from $1.2 million for the first six months of 2000 to $1.5 million for the first six months of 2001.The increases in salary and benefit expense and occupancy expense from the first half of 2000 to the first half of 2001 resulted from the same factors that influenced the increases from second quarter 2000 to second quarter 2001.

Income Taxes

     The Company's effective tax rate was 31.1% in the first half of 2001 compared to 33.3% in the first half of 2000 as a result of tax planning strategies implemented during the second half of 2000.

                               Financial Condition

     The Company's total assets increased $52.1 million or 5.7% from $906.6 million at December 31, 2000, to $958.7 million at June 30, 2001. Total deposits increased from $800.8 million on December 31, 2000 to $841.8 million on June 30, 2001, an increase of $41.0 million.

Loans

     Loans, net of deferred loan fees increased from $521.8 million on December 31, 2000 to $560.9 million on June 30, 2001, an increase of $39.1 million, or 7.5%. Most of this growth was in home equity and consumer loans which increased $17.0 million, or 12.3% to $159.8 million at June 30, 2001. Commercial loans also increased $12.4 million to $234.6 million on June 30, 2001. Real Estate construction loans increased $7.7 million to $20.4 million on June 30, 2001.

Risk Elements

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned for the periods presented:


                                        June 30,  December 31,       June 30,
(in thousands)                              2001          2000           2000
                                     -----------------------------------------
Non-performing loans:
   Non-accrual loans                      $3,013        $2,564         $3,003
   Loans past due 90 days or more          1,346         1,992          2,628
   Renegotiated loans                         --            --             --
                                     -----------------------------------------
TOTAL NON-PERFORMING LOANS                 4,359         4,556          5,631
Other real estate owned                      562           442            531
                                     -----------------------------------------
TOTAL NON-PERFORMING ASSETS               $4,921        $4,998         $6,162
                                     =========================================

     Non-accrual loans increased from $2.6 million on December 31, 2000 to $3.0 million on June 30, 2001. There are no loan relationships in non-accrual loans with balances in excess of $1 million, and one loan relationship in non-accrual loans with a balance between $500,000 and $1 million.

     Other real estate owned increased from $442,000 on December 31, 2000 to $562,000 on June 30, 2001. The increase reflected $163,000 in sold properties and $294,000 in new properties.

     On June 30, 2001, the Company had $4.9 million in impaired loans (including $2.8 million in non-accrual loans) compared to $4.5 million at year-end 2000. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $1.2 million has been allocated to the allowance for possible loan losses for impairment.

     There were no loans at June 30, 2001, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

     The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loans recovered:


                                                      For the six        For the   For the six
                                                     months ended     year ended  months ended
                                                         June 30,  December 31,       June 30,
(dollars in thousands)                                       2001           2000          2000
                                                    -------------------------------------------
Balance of the allowance at the
     beginning of the year                                 $8,890         $7,668        $7,668
                                                    -------------------------------------------
     Loans charged off:
          Commercial                                          844          1,046            38
          Home Equity and consumer                            261            221           105
          Real estate--mortgage                                 1             --           541
                                                    -------------------------------------------
               Total loans charged off                      1,106          1,267           684
                                                    -------------------------------------------

     Recoveries:
          Commercial                                          102            359           103
          Home Equity and consumer                             73            127            58
          Real estate--mortgage                                 5              3            46
                                                    -------------------------------------------
               Total Recoveries                               180            489           207
                                                    -------------------------------------------
                   Net charge-offs:                           926            778           477
Provision for possible loan losses
           charged to operations                              800          2,000         1,000
                                                    -------------------------------------------
Ending balance                                             $8,764         $8,890        $8,191
                                                    ===========================================

Ratio of net charge-offs to average loans
  outstanding                                               0.17%          0.16%         0.10%
Ratio of allowance at end of period as a
  percentage of period end total loans                      1.56%          1.70%         1.68%

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

     Methodology employed for assessing the adequacy of the allowance for possible loan losses consists of the following criteria:

     o The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by management's internal loan review program.


     o The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 - 4 family residential mortgages and consumer loans.

     o An allocation for the non-criticized loans in each portfolio is based upon the historical average loss experience of these portfolios.

     o    An allocation for all off-balance sheet exposures.

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

     Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at June 30, 2001. The preceding sentence constitutes a forward-looking statement.

Investment Securities

     For detailed information on the composition and maturity distribution of the Company's investment security portfolio, see Note 4. Total investment securities increased from $295.7 million on December 31, 2000 to $296.8 million on June 30, 2001, an increase of $1.1 million. Investment securities held to maturity declined from $107.9 million on December 31, 2000 to $89.5 million on June 30, 2001, a decrease of $18.4 million. Investment securities available for sale increased from $187.9 million on December 31, 2000 to $207.3 million on June 30, 2001 as maturities in the held to maturity portfolio were invested in the available for sale portfolio.

Deposits

     Total deposits increased from $800.8 million on December 31, 2000 to $841.8 million on June 30, 2001, an increase of 5.1%. Total non-interest bearing deposits increased from $178.6 million to $192.4 million, an increase of $13.8 million, or 7.7%. Time deposits under $100,000 decreased from $205.6 million at year-end 2000 to $203.5 million on June 30, 2001, a decrease of $2.1 million. Time deposits over $100,000 decreased from $61.0 million at year-end 2000 to $57.7 million on June 30, 2001 as a result of a decrease in municipal certificates of deposit.

Liquidity

     Cash and cash equivalents increased by $10.5 million from December 31, 2000 to June 30, 2001. Operating activities, principally the result of the Company's net income, provided $6.2 million in net cash. Investing activities used $39.0 million in net cash, primarily reflecting use of funds for loans of $39.1 million. Financing activities provided $44.9 million in net cash, reflecting an increase in deposits and borrowings of $47.5 million, offset partially by a payment of cash dividends of $2.1 million. Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. The preceding sentence constitutes a forward-looking statement. At June 30, 2001, Lakeland had outstanding loan origination commitments of $96.9 million and total time deposits issued in amounts of $100,000 or more maturing within one year of $55.6 million.

Capital Resources

     Stockholders' equity increased from $78.6 million on December 31, 2000 to $82.3 million on June 30, 2001. Book value per common share increased to $6.29 on June 30, 2001 from $5.99 on December 31, 2000. The increase in stockholders' equity from December 31, 2000 to June 30, 2001 results from net income offset by dividends to shareholders and increases in accumulated other comprehensive income resulting from increases in market values of the Company's investment securities available for sale.

     The Company and its subsidiary, Lakeland Bank, are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiary's financial statements. Management believes, as of June 30, 2001, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

     The capital ratios for the Company and Lakeland at June 30, 2001, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:


                                        Tier 1 Capital           Tier 1 Capital             Total Capital
                                      to Total Average          to Risk-Weighted           to Risk-Weighted
As of June 30, 2001                     Assets Ratio               Assets Ratio               Assets Ratio
----------------------------------------------------------------------------------------------------------
The Company                                8.34%                      12.51%                     13.76%
Lakeland Bank                              7.85%                      11.81%                     13.07%
"Well capitalized" institution under FDIC  5.00%                      6.00%                      10.00%
   Regulations

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

Item 1   Legal Proceedings                           Not Applicable

Item 2   Change in Securities                        Not Applicable

Item 3   Defaults Upon Senior Securities             Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders on May 16, 2001, John W. Fredericks, Paul P. Lubertazzi, John Pier, Jr. and Charles L. Tice were elected as directors of Lakeland Bancorp, Inc. for three year terms. The votes were as follows:

Name                        Shares For          Authority Withheld
----                        ----------          ------------------
John W. Fredericks          10,963,144          160,830
Paul P. Lubertazzi          10,953,131          170,843
John Pier, Jr.              10,954,324          169,650
Charles L. Tice             10,960,596          163,378


Item 5   Other Information                           Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.11 - Agreement and Plan of Merger between Lakeland Bank and the National Bank of Sussex County

          (b) Current Reports on Form 8-K filed during the quarter ended June 30, 2001.

               None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Lakeland Bancorp, Inc.
                                        (Registrant)

                                        /s/ Roger Bosma
                                        --------------------------------------
                                        Roger Bosma
                                        President and Chief Executive Officer

                                        /s/ Joseph F. Hurley
                                        --------------------------------------
                                        Joseph F. Hurley
                                        Executive Vice President and
                                        Chief Financial Officer


August 10, 2001
---------------
Date
                                       15