Form 10-Q
period 2001-09-30
LAKELAND BANCORP INC
filed 2001-11-13
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2001
                                      ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

As of September 30, 2001 there were 13,043,153 outstanding shares of Common Stock, no par value.

                             LAKELAND BANCORP, INC.

                                 Form 10-Q Index

                                                                            PAGE

                          Part I Financial Information

Item 1.     Financial Statements:

            Consolidated Balance Sheets - September 30, 2001 (unaudited)
               and December 31, 2000                                           1

            Consolidated Income Statements - Unaudited Three Months and
               Nine Months ended September 30, 2001 and 2000                   2

            Consolidated Statements of Changes in Stockholders' Equity -
               Unaudited Nine months ended September 30, 2001 and Year ended
               December 31, 2000                                               3

            Consolidated Statements of Cash Flows - Unaudited Nine Months
               Ended September 30, 2001 and 2000                               4

            Notes to Consolidated Financial Statements (unaudited)             5

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        14

                            Part II Other Information

Item 1.     Legal Proceedings                                                 15

Item 2.     Changes in Securities and Use of Proceeds                         15

Item 3.     Defaults Upon Senior Securities                                   15

Item 4.     Submission of Matters to a Vote of Security Holders               15

Item 5.     Other Information                                                 15

Item 6.     Exhibits and Reports on Form 8-K                                  15

            The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http://www.sec.gov.

                  Lakeland Bancorp, Inc. and Subsidiary
                       CONSOLIDATED BALANCE SHEETS

                                                             September 30, 2001   December 31,
ASSETS                                                              (unaudited)           2000
----------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Cash and due from banks                                                $43,145         $37,892
Federal funds sold                                                      14,847          11,899
----------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                   57,992          49,791

Interest bearing deposits with banks                                        60              60
Investment securities available for sale                               255,214         187,880
Investment securities held to maturity; fair value of $82,887
   in 2001 and $107,311 in 2000                                         80,788         107,860
Loans, net of deferred loan fees                                       580,025         521,841
   Less: allowance for possible loan losses                              8,005           8,890
----------------------------------------------------------------------------------------------
      Net loans                                                        572,020         512,951
Premises and equipment - net                                            24,857          24,396
Accrued interest receivable                                              5,402           6,247
Other assets                                                            15,819          17,427
----------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                  $1,012,152        $906,612
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
LIABILITIES:
Deposits:
   Non-interest bearing                                               $198,657        $178,640
   Savings and interest bearing transaction accounts                   430,399         355,498
   Time deposits under $100                                            199,540         205,588
   Time deposits $100 and over                                          54,793          61,036
----------------------------------------------------------------------------------------------
      Total deposits                                                   883,389         800,762
Securities sold under agreements to repurchase                          16,129          10,650
Long-term debt                                                          21,003          11,000
Other liabilities                                                        5,736           5,576
----------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                926,257         827,988
----------------------------------------------------------------------------------------------
Commitments and contingencies                                               --              --
Stockholders' equity:
Common stock, no par value; authorized shares,
   40,000,000 at September 30, 2001 and December 31, 2000;
   issued shares, 13,305,875 at September 30, 2001 and
   December 31, 2000; outstanding shares, 13,043,153 at
   September 30, 2001 and 13,126,594 at December 31, 2000               77,758          77,857
Retained Earnings                                                        7,697           3,035
Treasury stock, at cost                                                 (2,945)         (1,936)
Accumulated other comprehensive income (loss)                            3,385            (262)
Loan for options exercised                                                  --             (70)
----------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                        85,895          78,624
----------------------------------------------------------------------------------------------
   TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                      $1,012,152        $906,612
==============================================================================================

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS

                                                      For the three months ended    For the nine months ended
                                                              September 30,               September 30,
                                                            2001         2000          2001         2000
                                                               (unaudited)                (unaudited)
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
INTEREST INCOME
   Loans and fees                                        $11,442      $10,212        $33,168       $29,801
   Federal funds sold                                        227          272            641           444
   Taxable investment securities                           4,010        3,608         11,832        10,490
   Tax exempt investment securities                          517          592          1,597         1,837
-----------------------------------------------------------------------------        ---------------------
      TOTAL INTEREST INCOME                               16,196       14,684         47,238        42,572
-----------------------------------------------------------------------------        ---------------------
INTEREST EXPENSE
   Deposits                                                5,298        5,328         16,389        14,872
   Interest on short-term borrowings                          85          198            670           534
   Long-term debt                                            290           43            557           195
-----------------------------------------------------------------------------        ---------------------
      TOTAL INTEREST EXPENSE                               5,673        5,569         17,616        15,601
-----------------------------------------------------------------------------        ---------------------
NET INTEREST INCOME                                       10,523        9,115         29,622        26,971
Provision for possible loan losses                           400          500          1,200         1,500
-----------------------------------------------------------------------------        ---------------------
            NET INTEREST INCOME AFTER PROVISION FOR
                  POSSIBLE LOAN LOSSES                    10,123        8,615         28,422        25,471
NONINTEREST INCOME
   Service charges on deposit accounts                     1,303        1,199          3,945         3,557
   Commissions and fees                                      422          284          1,020           775
   Gain on sale of leases                                    137          580            621         1,087
   Gain (loss) on the sale of securities                       1          (21)            35           (63)
   Other income                                              167          226            583           662
-----------------------------------------------------------------------------        ---------------------
      TOTAL NONINTEREST INCOME                             2,030        2,268          6,204         6,018
-----------------------------------------------------------------------------        ---------------------
NONINTEREST EXPENSE
   Salaries and employee benefits                          4,452        4,027         12,869        11,327
   Net occupancy expense                                     828          595          2,310         1,776
   Furniture and equipment                                   761          701          2,177         2,155
   Stationary, supplies and postage                          376          313          1,247           985
   Other expenses                                          1,647        1,536          4,528         4,286
-----------------------------------------------------------------------------        ---------------------
      TOTAL NONINTEREST EXPENSE                            8,064        7,172         23,131        20,529
-----------------------------------------------------------------------------        ---------------------
Income before provision for income taxes                   4,089        3,711         11,495        10,960
Provision for income taxes                                 1,258        1,189          3,558         3,601
-----------------------------------------------------------------------------        ---------------------
NET INCOME                                                $2,831       $2,522         $7.937        $7,359
=============================================================================        =====================

EARNINGS PER COMMON SHARE
   Basic                                                   $0.22        $0.19          $0.61         $0.55
-----------------------------------------------------------------------------        ---------------------
   Diluted                                                 $0.21        $0.19          $0.60         $0.55
-----------------------------------------------------------------------------        ---------------------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                      For the three months ended   For the nine months ended
                                                             September 30,               September 30,
                                                          2001         2000          2001          2000
                                                              (unaudited)                (unaudited)
-----------------------------------------------------------------------------------------------------------
(in thousands)
NET INCOME                                                $2,831       $2,522         $7,937        $7,359
------------------------------------------------------------------------------       ---------------------
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains arising during period          2,533          991          3,671           690
Less: reclassification for gains included in Net Income       (1)         (55)           (24)          (38)
------------------------------------------------------------------------------       ---------------------
Other Comprehensive Gain                                   2,532          936          3,647           652
------------------------------------------------------------------------------       ---------------------
      TOTAL COMPREHENSIVE INCOME                          $5,363       $3,458        $11,584        $8,011
==============================================================================       =====================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                           Accumulated
                                      Common stock                                               Other
                                 -----------------------                                 Comprehensive    Loan for
                                  Number of                   Retained         Treasury         Income     Options
(dollars in thousands)               Shares       Amount      earnings            Stock         (Loss)   Exercised          Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999        12,672,262      $71,330        $3,548             ($67)      ($2,381)       ($148)       $72,282
Net Income 2000                          --           --        10,005               --            --           --         10,005
Other comprehensive income,
      net of tax                         --           --            --               --         2,119           --          2,119
Exercise of stock options                --         (139)           --              375            --           --            236
Stock dividends                     633,613        6,666        (6,666)              --            --           --             --
Payment on loan issued for
      options exercised                  --           --            --               --            --           78             78
Cash dividend                            --           --        (3,852)              --            --           --         (3,852)
Purchase of treasury stock               --           --            --           (2,244)           --           --         (2,244)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000        13,305,875       77,857         3,035           (1,936)         (262)         (70)        78,624
Net Income, 2001                         --           --         7,937               --            --           --          7,937
Other comprehensive income,
      net of tax                         --           --            --               --         3,647           --          3,647
Exercise of stock options                --          (99)           --              279            --           --            180
Payment on loan issued for
      options exercised                  --           --            --               --            --           70             70
Cash dividend                            --           --        (3,275)              --            --           --         (3,275)
Purchase of treasury stock               --           --            --           (1,288)           --           --         (1,288)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2001
   (unaudited)                   13,305,875      $77,758        $7,697          ($2,945)       $3,385           $0        $85,895
=================================================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                For the nine months ended
                                                                       September 30,
                                                                    2001           2000
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                   (in thousands)
Net income                                                         $7,937         $7,359
Adjustments to reconcile net income to net cash
     provided by operating activities:
   Net amortization of premiums, discounts and deferred
     loan fees and costs                                              (90)           240
   Depreciation and amortization                                    1,839          1,600
   Provision for loan losses                                        1,200          1,500
   (Gain) loss on sales and calls of securities                       (35)            21
   Increase in other assets                                            92            131
   Increase in other liabilities                                      229          1,742
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          11,172         12,593
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from repayments on and maturity of securities:
     Available for sale                                            60,543         18,115
     Held for maturity                                             28,366         19,913
   Proceeds from sales of securities available for sale            46,684         14,576
   Purchase of securities:
     Available for sale                                          (168,522)       (55,084)
     Held for maturity                                             (1,539)        (4,344)
   Net increase in loans                                          (59,900)       (30,288)
   Purchase of leasing company                                         --         (3,100)
   Proceeds from dispositions of premises and equipment               291              8
   Capital expenditures                                            (2,601)        (3,011)
   Net (increase) decrease in other real estate owned                 (20)          (141)
-----------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                             (96,698)       (43,356)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                        82,627         39,573
   Increase (decrease) in securities sold under
     agreements to repurchase                                       5,480          3,936
   Proceeds from issuance of long-term debt                        10,003             --
   Repayment of long-term debt principal                               --         (5,000)
   Purchase of treasury stock                                      (1,288)        (1,514)
   Exercise of stock options                                          180            219
   Dividends paid                                                  (3,275)        (2,845)
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          93,727         34,369
-----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           8,201          3,606
Cash and cash equivalents, beginning of year                       49,791         40,342
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $57,992        $43,948
=========================================================================================

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

Note 2. Statement of Cash flow information.

                                                       For the nine months ended
                                                              September 30,
                                                             2001         2000
                                                       -------------------------
      Supplemental schedule of noncash investing and          (in thousands)
            financing activities:

         Cash paid during the period for income taxes      $4,131       $3,535
         Cash paid during the period for interest          17,982       15,081
         Transfer of loans receivable to other real
            estate owned                                      289          326


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

The following schedule shows the Company's earnings per share for the periods presented:


                                                   For the three months ended        For the nine months ended
                                                 September 30,    September 30,     September 30,    September 30,
(In thousands except per share data)                  2001             2000             2001             2000
                                                 ------------------------------    -------------------------------
Income applicable to common stock                   $2,831           $2,522           $7,937           $7,359

Weighted average number of common
  shares outstanding                                13,080           13,193           13,091           13,277
Options issued to executives and officers              205               81              154               82
                                                 ------------------------------    -------------------------------
Weighted average number of common
  shares and common share equivalents               13,285           13,274           13,245           13,359

Basic earnings per share                             $0.22            $0.19            $0.61            $0.55
-------------------------------------------------------------------------------    -------------------------------

Diluted earnings per share                           $0.21            $0.19            $0.60            $0.55
-------------------------------------------------------------------------------    -------------------------------

Note 4. Investment Securities


AVAILABLE FOR SALE                               September 30, 2001                               December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Gross        Gross                               Gross       Gross
                                   Amortized   Unrealized   Unrealized       Fair   Amortized   Unrealized   Unrealized        Fair
(in thousands)                          Cost        Gains       Losses      Value        Cost        Gains       Losses       Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
 U.S. government agencies            $12,637        $ 262         $(49)   $12,850     $69,412         $370       $ (659)    $69,123
Mortgage-backed securities           181,635        3,790          (33)   185,392      53,014          607          (44)     53,577
Obligations of states and
 political subdivisions               33,797        1,111          (19)    34,889      34,421          172         (238)     34,355
Other debt securities                 10,125          351         (157)    10,319      20,617          209         (823)     20,003
Other equity securities               11,342          508          (86)    11,764      10,778           44           --      10,822
-----------------------------------------------------------------------------------------------------------------------------------
                                    $249,536       $6,022        $(344)  $255,214    $188,242       $1,402      $(1,764)   $187,880
===================================================================================================================================


HELD TO MATURITY                           September 30, 2001                            December 31, 2000
--------------------------------------------------------------------------------------------------------------------------
                                               Gross       Gross                             Gross       Gross
                               Amortized  Unrealized  Unrealized      Fair   Amortized  Unrealized  Unrealized        Fair
(in thousands)                      Cost       Gains      Losses     Value        Cost       Gains      Losses       Value
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and
  U.S. government agencies       $33,974      $1,180        $ (1)  $35,153     $55,476        $286       $ (142)   $55,620
Mortgage-backed securities        22,558         515          (9)   23,064      26,612         133         (210)    26,535
Obligations of states and
  political subdivisions          13,401         512          (1)   13,912      14,832          58          (75)    14,815
Other                             10,855         204        (301)   10,758      10,940          --         (599)    10,341
--------------------------------------------------------------------------------------------------------------------------
                                 $80,788      $2,411       $(312)  $82,887    $107,860        $477      $(1,026)  $107,311
==========================================================================================================================


                                                              September 30, 2001
------------------------------------------------------------------------------------------------

                                                Available for Sale          Held to Maturity
                                                ------------------          ----------------
                                             Amortized        Fair        Amortized       Fair
                                               Cost           Value          Cost         Value
------------------------------------------------------------------------------------------------
                                                                (in thousands)
Due in one year or less                        $5,128         $5,150       $19,865       $20,106
Due after one year through five years          22,342         23,104        36,870        38,124
Due after five years through ten years         19,308         20,058         1,395         1,487
Due after ten years                             9,781          9,746           100           106
------------------------------------------------------------------------------------------------
                                               56,559         58,058        58,230        59,823
Mortgage-backed securities                    181,635        185,392        22,558        23,064
Other investments                              11,342         11,764            --            --
------------------------------------------------------------------------------------------------
Total securities                             $249,536       $255,214       $80,788       $82,887
------------------------------------------------------------------------------------------------

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

      The following table shows the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of September 30, 2001 and 2000, and the average recorded investment in impaired loans during the nine months preceding those dates:

(in thousands)

                                                          Average Recorded
                                                          Investment (over
Date                   Investment   Valuation Allowance   preceding nine months)
--------------------------------------------------------------------------------
September 30, 2001     $4,111       $703                  $4,487
September 30, 2000      4,522        846                   4,192

      Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $128,000 in the first nine months of 2001. Interest that would have accrued had the loans performed under original terms would have been $210,000 for the first nine months of 2001.

Note 6. Impact of Change in Accounting Principles

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

      On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.

Note 7. Subsequent Events

      On October 11, 2001, the Company's Board of Directors declared an $0.09 dividend payable on November 15, 2001 to shareholders of record as of October 31, 2001. The Company's Board at that time also approved a 5% stock dividend payable on November 15, 2001 to shareholders of record as of October 31, 2001. The shares issued in the stock dividend will not be eligible for the cash dividend on November 15, 2001. The shares outstanding and earnings per share numbers have not been restated for the stock dividend in this l0-Q.

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

                Statements Regarding Forward-Looking Information

      The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for possible loan losses), corporate objectives, and other financial and business matters. The words "anticipates", "projects", "intends", "estimates", "expects", "believes", "plans", "may", "will", "should", "could" and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

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

      The above-listed risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may emerge from time to time. Certain events may occur that could cause the Company's actual results to be materially different than these described in the Company's periodic filings with the Securities and Exchange Commission. Any statements made by the Company that are not historical facts should be considered to be forward-looking statements. The Company is not obligated to update and does not undertake to update any of its forward-looking statements made herein.

                              Results of Operations

Net Income

      Net income for the third quarter of 2001 was $2.8 million or $0.21 per diluted share compared to net income of $2.5 million or $0.19 per diluted share for the same period in 2000 an increase of 12.3%. Return on Average Assets was 1.16% and Return on Average Equity was 13.60% for the third quarter of 2001.

      Net income for the first nine months of 2001 was $7.9 million or $0.60 per diluted share compared to $7.4 million or $0.55 per diluted share for the same period last year, an increase of 7.9%. Return on Average Assets was 1.12% and Return on Average Equity was 13.05% for the first nine months of 2001.

Net Interest Income

      Net interest income on a tax equivalent basis for third quarter 2001 was $10.8 million, representing a $1.4 million or 14.5% increase from the $9.4 million earned in third quarter 2000. The increase in net interest income results primarily from an increase in the volume of average earning assets. The net interest margin was 4.80% for third quarter 2001 compared to 4.71% for the same period last year.

      Interest income on a tax equivalent basis increased from $15.0 million in third quarter 2000 to $16.5 million in 2001, an increase of $1.5 million or 9.8%. The increase in interest income in third quarter 2001 was due to a $105.3 million increase in earning assets. Also included in interest income in third quarter 2001 was a $250,000 payment of interest on a loan that had previously been non-accruing. The yield in earning assets decreased from 7.47% for third quarter last year to 7.25% for the third quarter this year due to the declining rate environment.

      Total interest expense at $5.7 million for third quarter 2001 increased $104,000 from the same period last year. An increase in average interest bearing liabilities of $85.0 million caused interest expense to increase by $731,000. A 39 basis point decrease in the cost of funds from 3.63% in third quarter 2000 to 3.24% in third quarter 2001 caused interest expense to decrease by $627,000. A shift in the mix of deposits from time deposits to interest bearing demand deposits and savings deposits contributed to the decrease in the cost of funds. As interest rates continued to drop in third quarter, customers tended to invest their funds in savings and interest bearing transaction accounts rather than to invest their funds in longer term time deposits.

      Net interest income on a tax equivalent basis increased from $28.0 million for the first nine months of 2000 to $30.5 million for the first nine months of 2001, an increase of $2.5 million or 8.9%. Interest income on a tax equivalent basis increased from $43.6 million to $48.1 million during that time period. An increase in average earning assets of $88.4 million from the first nine months of 2000 to the first nine months of 2001 contributed to an increase in interest income. The yield on interest earning assets decreased from 7.45% for the first nine months of 2000 to 7.39% for the first nine months of 2001. Interest expense increased from $15.6 million in the first nine months of 2000 to $17.6 million in the first nine months of 200l. The increase in interest-bearing liabilities of $75.0 million from the first nine months of 2000 to 2001, was primarily responsible for the $2.0 million increase in interest expense during that time period. The cost of funds increased one basis point during that time period to 3.50%.

Provision for Possible Loan Losses

      In determining the provision for possible loan losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, lending staff experience levels and reporting systems, and prevailing economic conditions.

      The provision for loan losses decreased to $400,000 for the third quarter of 2001, as compared with $500,000 for the same quarter last year. During the third quarter of 2001, the Company charged off loans of $l.2 million and recovered $59,000 in previously charged off loans compared to $269,000 and $153,000, respectively, during the same period in 2000. Loans charged off during third quarter were primarily related to one loan relationship whose loans were fully charged off by the end of third quarter.

      For the first nine months of 2001, the provision was $1.2 million compared to $1.5 million for the same period last year. The Company charged off $2.3 million and recovered previously charged off loans of $239,000 during the first nine months of 2001 compared to respective charge-offs and recoveries of $953,000 and $360,000 for the same period in 2000. The majority of charge-offs in 2001 were from one loan relationship that had a substantial reserve allocated to it.

Noninterest Income

      Noninterest income decreased from $2.3 million to $2.0 million from third quarter 2000 to third quarter 2001 primarily as a result of a decrease in gains on sales of leases from $580,000 in third quarter 2000 to $137,000 in third quarter 2001. The decline in leasing income reflects an overall decline in leasing volume related to the downturn in the economy and also relates to a decision to keep a higher portion of lease originations in the bank's own portfolio. Service charges on deposit accounts increased from $1.2 million in third quarter 2000 to $1.3 million in third quarter 2001 as a result of a standardization of deposit related fees among subsidiary banks. Commissions and fees increased from $284,000 in third quarter 2000 to $412,000 in third quarter 2001 resulting from standardizing fees among subsidiary banks that had merged in second quarter. Other income decreased from $226,000 in third quarter 2000 to $167,000 in third quarter 200l as a result of correspondent banking income earned in third quarter 2000 that was not earned in 2001.

      Noninterest income increased from $6.0 million for the first nine months of 2000, to $6.2 million for the first nine months of 2001, an increase of $186,000, or 3.1% due to increases in service charges on deposit accounts and commissions and fees. Service charges on deposit accounts increased $388,000 or 10.9% from the first nine months of 2000 to the first nine months of 200l. Commissions and fees increased $245,000 or 31.6% from the first nine months of 2000 to the first nine months of 200l. These increases, resulting from the standardization of fees among subsidiary banks were offset by a $466,000 decline in leasing income from 2000 to 2001.

Noninterest Expense

      Noninterest expense increased from $7.2 million in the third quarter of 2000 to $8.1 million in 2001, an increase of $892,000 or 12.4%. Salary and benefit cost increased by $425,000 or 10.6% from $4.0 million in third quarter 2000 to $4.5 million in third quarter 2001 as a result of increased staffing related to the additions of branch offices for Lakeland, increases in hospital and medical benefit costs, and normal salary increases. Net occupancy expense increased from $595,000 in 2000 to $828,000 in 2001 as a result of costs incurred for additional branches and costs incurred relocating a branch. Furniture and equipment expense increased from $701,000 in third quarter 2000 to $761,000 in third quarter 2001 as a result of increased service contract expense and software licensing fees. Stationary, supplies and postage increased from $313,000 in third quarter 2000 to $376,000 in third quarter 2001 as a result of costs incurred with the opening of two new branches late in second quarter 2001. Other expenses increased from $1.5 million in third quarter 2000 to $1.6 million in third quarter 2001, an increase of $111,000, as a result of increased costs in expenses related to other real estate owned.

      Comparing year-to-date non-interest expense shows that non-interest expense increased from $20.5 million for the first nine months of 2000 to $23.1 million in 2001, an increase of $2.6 million, or 12.7%. Salaries and benefits increased by $1.5 million or 13.6% to $12.9 million in 2001. Net occupancy expense increased from $1.8 million for the first nine months of 2000 to $2.3 million for the first nine months of 2001. The increases in salary and benefit expense and occupancy expense from the first nine months of 2000 to the first nine months of 2001 resulted from the same factors that influenced the increases from third quarter 2000 to third quarter 2001. Stationary, supplies and postage expense increased from $985,000 for the first nine months of 2000 to $1.2 million for 2001, an increase of $262,000 or 26.6% as a result of costs incurred for additional branches and costs incurred resulting from the merger of Lakeland Bank and the National Bank of Sussex County in second quarter 2001. Other expenses increased from $4.3 million for the first nine months of 2000 to $4.5 million for 2001 as a result of a recovery of expenses related to other real estate owned in 2000.

Income Taxes

      The Company's effective tax rate was 31.0% in the first nine months of 2001 compared to 32.9% in the first nine months of 2000 as a result of tax planning strategies implemented during the second half of 2000.

                               Financial Condition

      The Company's total assets increased $105.6 million or 11.6% from $906.6 million at December 31, 2000, to $1.0 billion at September 30, 2001. Total deposits increased from $800.8 million on December 31, 2000 to $883.4 million on September 30, 2001, an increase of $82.6 million, or 10.3%.

Loans

      Loans, net of deferred loan fees increased from $521.8 million on December 31, 2000 to $580.0 million on September 30, 2001, an increase of $58.2 million, or 11.2%. Most of this growth was in home equity and consumer loans which increased $26.0 million, or 18.9% to $163.8 million at September 30, 2001. Commercial loans also increased $12.0 million to $234.2 million on September 30, 2001. Real estate construction loans increased $14.6 million to $27.4 million on September 30, 2001. Real estate mortgages which include residential mortgages increased from $148.2 million to $153.4 million, an increase of $5.2 million or 3.5%.

Risk Elements

      The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned for the periods presented:


                                   September 30,    December 31,   September 30,
(in thousands)                              2001            2000            2000
                                   ---------------------------------------------
Non-performing loans:
  Non-accrual loans                       $2,326          $2,564          $2,960
  Loans past due 90 days or more           1,960           1,992           1,880
  Renegotiated loans                          --              --              --
                                   ---------------------------------------------
TOTAL NON-PERFORMING LOANS                 4,286           4,556           4,840

Other real estate owned                      439             442             558
                                   ---------------------------------------------
TOTAL NON-PERFORMING ASSETS               $4,725          $4,998          $5,398
                                   ---------------------------------------------


      Non-accrual loans decreased from $2.6 million on December 31, 2000 to $2.3 million on September 30, 2001. There are no loan relationships in non-accrual loans with balances in excess of $500,000.

      Other real estate owned decreased from $442,000 on December 31, 2000 to $439,000 on September 30, 2001. The decrease reflected $256,000 in sold properties, $289,000 in new properties and $33,000 in provisions for losses for other real estate owned.

      On September 30,2001, the Company had $4.1 million in impaired loans (including $2.0 million in non-accrual loans) compared to $4.5 million at year-end 2000. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form l0-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $702,000 has been allocated to the allowance for possible loan losses for impairment.

      There were no loans at September 30, 2001, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

      The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loans recovered:


                                           For the nine        For the   For the nine
                                           months ended     year ended   months ended
                                          September 30,   December 31,  September 30,
(dollars in thousands)                             2001           2000           2000
                                          -------------------------------------------
Balance of the allowance at the
   beginning of the year                         $8,890         $7,668         $7,668
                                          -------------------------------------------
   Loans charged off:
      Commercial                                  1,984          1,046            136
      Home Equity end consumer                      337            221            198
      Real estate--mortgage                           3             --            619
                                          -------------------------------------------
         Total loans charged off                  2,324          1,267            953
                                          -------------------------------------------

   Recoveries:
      Commercial                                    113            359            173
      Home Equity and consumer                      119            127             82
      Real estate--mortgage                           7              3            105
                                          -------------------------------------------
         Total Recoveries                           239            489            360
                                          -------------------------------------------
            Net charge-offs:                      2,085            778            593
Provision for possible loan losses
      charged to operations                       1,200          2,000          1,500
                                          -------------------------------------------
Ending balance                                   $8,005         $8,890         $8,575
                                          ===========================================

Ratio of net charge-offs to average loans
   outstanding                                     0.38%          0.16%          0.12%
Ratio of allowance at end of period as a
   percentage of period end total loans            1.38%          1.70%          1.69%


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

      Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at September 30, 2001. The preceding sentence constitutes a forward-looking statement.

Investment Securities

      For detailed information on the composition and maturity distribution of the Company's investment security portfolio, see Note 4 in Notes to the Consolidated Financial Statements included in this l0-Q. Total investment securities increased from $295.7 million on December 31, 2000 to $336.0 million on September 30, 2001, an increase of $40.3 million. Investment securities held to maturity declined from $107.9 million on December 31, 2000 to $80.8 million on September 30, 2001, a decrease of $27.1 million. Investment securities available for sale increased from $187.9 million on December 31, 2000 to $255.2 million on September 30, 2001 as cash available from deposit growth was invested in the available for sale portfolio.

Deposits

      Total deposits increased from $800.8 million on December 31, 2000 to $883.4 million on September 30, 2001, an increase of 10.3%. Total non-interest bearing deposits increased from $178.6 million to $198.7 million, an increase of $20.1 million, or 11.3%. Total savings and interest-bearing transaction accounts increased from $355.5 million at year-end 2000 to $430.4 million on September 30, 2001, an increase of $74.9 million as a result of two new branch openings and as a result of the introduction of a new tiered money market product. Time deposits under $100,000 decreased from $205.6 million at year-end 2000 to $199.5 million on September 30, 2001, a decrease of $6.1 million. Time deposits over $100,000 decreased from $61.0 million at year-end 2000 to $54.8 million on September 30, 2001 as a result of a decrease in municipal certificates of deposit.

Liquidity

      Cash and cash equivalents increased by $8.2 million from December 31, 2000 to September 30, 2001. Operating activities, principally the result of the Company's net income, provided $11.2 million in net cash. Investing activities used $96.7 million in net cash, primarily reflecting use of funds for loans of $59.9 million. Financing activities provided $93.7 million in net cash, reflecting an increase in deposits and borrowings of $98.1 million, offset partially by a payment of cash dividends of $3.3 million. Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. The preceding sentence constitutes a forward-looking statement. At September 30, 2001, Lakeland had outstanding loan origination commitments of $92.5 million and total time deposits issued in amounts of $100,000 or more maturing within one year of $48.9 million.

Capital Resources

      Stockholders' equity increased from $78.6 million on December 31, 2000 to $85.9 million on September 30, 2001. Book value per common share increased to $6.59 on September 30, 2001 from $5.99 on December 31, 2000. The increase in stockholders' equity from December 31, 2000 to September 30, 2001 results from net income offset by dividends to shareholders and increases in accumulated other comprehensive income resulting from increases in market values of the Company's investment securities available for sale.

      The Company and its subsidiary, Lakeland Bank, are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or its subsidiary's financial statements. Management believes, as of September 30, 2001, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

      The capital ratios for the Company and Lakeland at September 30, 2001, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:



                                             Tier 1 Capital       Tier 1 Capital         Total Capital
                                            to Total Average     to Risk-Weighted      to Risk-Weighted
As of September 30, 2001                      Assets Ratio         Assets Ratio          Assets Ratio
-------------------------------------------------------------------------------------------------------
The Company                                       8.15%               12.79%                14.04%
Lakeland Bank                                     7.63%               12.01%                13.26%
"Well capitalized" institution under FDIC         5.00%                6.00%                10.00%
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

            None

Item 5      Other Information                        Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  None.

            (b) Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                  On August 24, 2001, Lakeland Bancorp, Inc. filed an 8-K, reporting under Item 5 -- Other Events, the adoption of a Shareholder Protection Rights Plan.

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

                                                          Lakeland Bancorp, Inc.
                                           -------------------------------------
                                                                    (Registrant)


                                           \s\ Roger Bosma
                                           ---------------
                                               Roger Bosma
                                           President and Chief Executive Officer


                                           \s\ Joseph F. Hurley
                                           --------------------
                                               Joseph F. Hurley
                                           Executive Vice President and
                                             Chief Financial Officer

November 13, 2001
-----------------
Date