Form 10-K405
period 2001-12-31
LAKELAND BANCORP INC
filed 2002-03-28
CIK 846901

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

        (MARK ONE)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.


[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                             Commission file number:

                                    33-27312

                             LAKELAND BANCORP, INC.
 ------------------------------------------------------------------------------
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

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of February 1, 2002, is estimated to have been approximately $185,000,000. The number of shares outstanding of the registrant's Common Stock, as of February 1, 2002, was 13,697,265.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc's., Proxy Statement for its 2002 Annual Meeting of Shareholders (Part III).

                             LAKELAND BANCORP, INC.

                                 Form 10-K Index

                                     PART I

                                                                            PAGE

Item 1.  Business.........................................................     1
Item 2.  Properties.......................................................     9
Item 3.  Legal Proceedings................................................     9
Item 4.  Submission of Matters to a Vote of Security Holders..............    10
Item 4A. Executive Officers of the Registrant.............................    10

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
                  Related Stockholder Matters.............................    12

Item 6.  Selected Financial Data..........................................    14

Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................    15

Item 7A. Quantitative and Qualitative Disclosures
                  About Market Risk.......................................    33

Item 8.  Financial Statements and Supplementary Data......................    34

Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................    63

                                    PART III

Item 10. Directors of the Registrant......................................    63
Item 11. Executive Compensation...........................................    63
Item 12. Security Ownership of Certain Beneficial Owners
                  and Management..........................................    63

Item 13. Certain Relationships and Related Transactions...................    63

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.............................................    63
Signatures................................................................    66

                                     PART I
                                     ------

ITEM 1 - Business

                                     GENERAL
                                     -------

Lakeland Bancorp, Inc. (the "Company"), a New Jersey corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank ("LB" or the "Bank"). On February 20, 1998, the Company acquired Metropolitan State Bank, which became a subsidiary of the Company. On July 15, 1999, the Company completed its acquisition of The National Bank of Sussex County ("NBSC"). On January 28, 2000, the Company merged Metropolitan State Bank into LB, with LB as the survivor. On June 29, 2001, the Company merged NBSC into LB, with LB as the survivor. The Company's primary business consists of managing and supervising LB. The principal source of the Company's income is dividends paid by LB. At December 31, 2001, the Company had consolidated total assets, deposits, and stockholders' equity of approximately $1.0 billion, $912.1 million, and $85.6 million, respectively.

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

LB was organized as Lakeland State Bank on May 19, 1969. LB is a state banking association, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). LB is not a member of the Federal Reserve System. LB is a full-service commercial bank, offering a complete range of consumer, commercial, and trust services. LB's 33 branch offices are located in the following five New Jersey counties: Morris, Passaic, Sussex, Essex, and Bergen.

Commercial Bank Services

Through LB, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses in its northern New Jersey market area. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans and mortgage loans. Depository products include: demand deposits, savings accounts, and time accounts. In addition, the Company offers collection, wire transfer, and night depository services. In the second quarter of 2000, LB acquired NIA National Leasing Company. Since its acquisition, this company has operated as a division of LB under the name Lakeland Bank Equipment Leasing Division. This acquisition provides a solution to small and medium sized companies who wish to choose leasing of equipment over other financial alternatives.

Consumer Banking

The Company also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, secured and unsecured loans, consumer installment loans, mortgage loans, and safe deposit services. LB provides brokerage services to its customers through a third party.

Other Services

A variety of other services are available through a third party. These include full-service investment and advisory services for individuals.

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

Employees

At December 31, 2001, there were 426 persons employed by the Company.

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

Recent Legislation
------------------

The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

..    allows bank holding companies meeting management, capital, and Community
     Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than previously was permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

..    allows insurers and other financial services companies to acquire banks;

..    removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

..    establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

The Modernization Act also modified other financial laws, including laws related to financial privacy and community reinvestment.

Lakeland Bank
-------------

LB is a state chartered banking association subject to supervision and examination by the Department of Banking and Insurance of the State of New Jersey and the FDIC. The regulations of the State of New Jersey and FDIC govern most aspects of LB's business, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location of branch offices. LB is subject to certain restrictions imposed by law on, among other things, (i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of the Company or any subsidiary of the Company, and (iii) the taking of such stock or securities as collateral for loans to any borrower.

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

Regulation of Bank Subsidiaries
-------------------------------

There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company's non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

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

Capital Adequacy Guidelines
---------------------------

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2001, the Company's Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 12.36% and 13.61%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company is subject to similar minimum leverage criteria. The Company's leverage ratio was 7.86% at December 31, 2001.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal banking agencies have established certain additional minimum levels of capital which accord with guidelines established under that act. See "FDICIA".

Dividend Restrictions
---------------------

The Company is a legal entity separate and distinct from LB. Virtually all of the revenue of the Company available for payment of dividends on its capital stock will result from amounts paid to the Company by LB. All such dividends are subject to various limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies. Under State law, a bank may not pay dividends unless, following the dividend payment, the capital stock of the bank would be unimpaired and either (a) the bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of the dividend will not reduce the surplus of the bank.

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution's ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and LB may pay. Under FDICIA, banking institutions which are deemed to be "undercapitalized" will, in most instances, be prohibited from paying dividends. See "FDICIA". See also the "Regulatory Matters" Note of the Notes to Consolidated Financial Statements for further information regarding dividends.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2001, the Company and LB met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

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

BIF Premiums and Recapitalization of SAIF
-----------------------------------------

FDIC insured banks are required to pay FDIC premiums based on the institution's respective risk classification. Based on its risk classifications LB did not pay an FDIC premium in 2001. In addition, LB and all other members of the Bank Insurance Fund or "BIF" are required to help fund interest payment obligations that the Financing Corporation ("FICO") has assumed to recapitalize the Savings Association Insurance Fund ("SAIF"). During 2001, a FICO premium of approximately two basis points was charged on BIF deposits. Based on this premium, LB paid FICO premiums of $153,000 in 2001.

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

ITEM 2 - Properties

The Company's principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey. It also maintains an operations center in Augusta, New Jersey.

The Company operates 33 banking locations in Passaic, Morris, Sussex, Bergen, and Essex Counties, New Jersey. LB's Wantage office is leased under a lease expiring October 31, 2006. LB's Rockaway office is under a lease expiring May 15, 2009. LB's Newton office is under a lease expiring on August 31, 2006. LB's Wharton Office is under a lease, expiring August 22, 2005. LB's Ringwood office is under a lease, expiring March 1, 2003. LB's Fairfield office is under a lease, expiring February 28, 2007. LB's Vernon office is under a lease, expiring September 30, 2006. LB's Hampton office is under a lease, expiring September 30, 2018. LB's Little Falls office is under a lease, expiring on November 30, 2010. LB's Pompton Plains office is under a lease, expiring on March 31, 2005. LB's Cedar Crest office is under a lease, expiring on August 19, 2011. For information regarding all of the Company's rental obligations, see Notes to Consolidated Financial Statements.

All other offices of the Company are owned and are unencumbered.

ITEM 3 - Legal Proceedings

     Litigation

Beginning in February 2001, Lakeland purchased four separate portfolios of predominantly commercial leases totaling $18.0 million from a third party. The third party obtained surety bonds from three surety companies to guarantee each lessee's performance. Relying on these surety bonds, Lakeland and other investors purchased the leases and the third party's right to payment under the various surety bonds. The third party continued to act as sub-servicer and is required to collect and forward payments to Lakeland on a monthly basis.

While prior months' amounts had been current, the third party failed to forward to Lakeland the required amounts due since late December 2001, and, accordingly, Lakeland demanded payment from the three surety companies. Lakeland has received payment from one of the three surety companies in the amounts required under the surety bonds. This surety company stated that it is their intent to continue to make payments subject to a reservation of its rights to seek recoupment of such payments in the future. As of March 27, 2002, Lakeland has not yet received payment from the other two surety companies of approximately $850 thousand, which represents past due principal and interest through March 20, 2002 related to $11.3 million of outstanding principal under the leases.

On February 25, 2002, Lakeland received a copy of an amended complaint filed by one of the surety companies against the third party and several other parties, in which Lakeland and other investors are also named as defendants. The complaint, which was filed in the United States District Court for the Southern District of California on February 20, 2002, alleges among other things that the third party fraudulently induced the insurer to issue the surety bonds, and that the surety bonds are therefore void. Lakeland has engaged in significant dialogue with the surety companies in an effort to avoid litigation. However, since the two surety companies have not been able to give the Company an acceptable time frame and course of action, Lakeland is preparing to commence suit.

Based on its examination of these matters and discussions with legal counsel, Lakeland believes that it has substantial and meritorious positions and claims in the above matter including the fact that each surety bond states that the surety company shall not assert fraud as a defense to paying any claim under the bond. The Company intends to vigorously exercise all its rights and remedies to obtain the required payments.

From time to time, the Company and its subsidiaries are defendants in legal proceedings relating to their respective businesses. While the ultimate outcome of the above mentioned matter cannot be determined at this time, management does not believe that the outcome of any pending legal proceeding will materially affect the consolidated financial position of the Company, but could possibly be material to the consolidated results of operations of any one period.

ITEM 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2001.

ITEM 4A - Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.



                        Officer of     Position with the Company, its
                        The Company    Subsidiary Banks, and Business
Name and Age              Since        Experience


Roger Bosma                1999        President and Chief Executive Officer
Age 59                                 of the Company (June,

                                       1999 - Present); President and Chief
                                       Executive Officer of Lakeland Bank
                                       (January 2002 to Present);
                                       Executive Vice President,
                                       Hudson United Bancorp
                                       (May, 1997 - June, 1999);
                                       President and Chief Executive Officer,
                                       Independence Bank of New Jersey
                                       (prior years - May, 1997)

Arthur L. Zande            1971        Vice President and Treasurer of the
Age 67                                 Company (June, 1999 - December 2001);
                                       President and Chief Executive Officer, LB
                                       (June, 1999 - December 2001); Executive
                                       Vice President and Chief Executive
                                       Officer of the Company and LB (prior
                                       years - June, 1999)

Robert A. Vandenbergh      1999        Executive Vice President and Chief
Age 50                                 Lending Officer of the Company (October,
                                       1999 - Present); President, NBSC
                                       (November, 1998 - June 2001);
                                       Executive Vice President, NBSC
                                       (1997 - November, 1998);
                                       Chief Lending Officer, NBSC
                                       (prior years - 1997)

Joseph F. Hurley           1999        Executive Vice President and Chief
Age 51                                 Financial Officer of the Company
                                       (November, 1999 - Present); Executive
                                       Vice President and Chief Financial
                                       Officer, Hudson United Bancorp
                                       (May 1997 - November, 1999);
                                       Vice President and Chief Accounting
                                       Officer, Prudential Insurance Company
                                       (prior years - May, 1997)

Jeffrey J. Buonforte       1999        Executive Vice President and Chief Retail
Age 50                                 Officer of the Company (November, 1999 -
                                       Present); Director, Business Development,
                                       Price WaterhouseCoopers (September, 1998
                                       - November, 1999); Vice President and
                                       Senior Regional Manager, Bank of New York
                                       (prior years - September, 1998)

Louis E. Luddecke          1999        Executive  Vice  President  and  Chief
Age 55                                 Operations Officer of the Company
                                       (October,  1999 - Present); Executive
                                       Vice President and Chief Financial
                                       Officer, Metropolitan State Bank (prior
                                       years - October, 1999)


Steven Schachtel           2000        President, Lakeland Bank Equipment
Age 44                                 Leasing Division April 2000 - Present);
                                       President, NIA National Leasing
                                       (prior years - April 2000)



                                     PART II


ITEM 5 -- MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
          RELATED  STOCKHOLDER  MATTERS


Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol "LBAI" on the Nasdaq National Market since February 22, 2000 and in the over the counter market prior to this date. As of December 31, 2001, there were 3,775 shareholders of record of common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by Nasdaq. Prices and dividends have been adjusted to reflect the Company's 5% stock dividends paid on November 15, 2001 and 2000.


                                                                     Dividends
Year ended December 31, 2001           High              Low          Declared
                                      ----------------------------------------
          First Quarter               $9.76            $7.20           $ 0.076
          Second Quarter              19.05             8.69             0.076
          Third Quarter               15.71            11.09             0.086
          Fourth Quarter              18.19            13.10             0.086

                                                                      Dividends
Year ended December 31, 2000           High              Low           Declared
                                      -----------------------------------------
          First Quarter               $9.81            $8.16           $ 0.068
          Second Quarter              10.89             9.30             0.068
          Third Quarter               10.77             9.98             0.068
          Fourth Quarter              10.84             8.22             0.072



Dividends on the Company's Common Stock are within the discretion of the Board of Directors of the Company and are dependent upon various factors, including the future earnings and financial condition of the Company, LB and bank regulatory policies.

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $6.6 million was available for the payment of dividends from LB to the Company as of December 31, 2001.

Capital guideline and other regulatory requirements may further limit the Company's and LB's ability to pay dividends. See "Item 1 - Business - Supervision and Regulation - Dividend Restrictions."

Item 6.

SELECTED CONSOLIDATED FINANCIAL DATA
(Not covered by Report of Independent Certified Public Accountants)


                                                     2001          2000           1999       1998        1997
                                                             (in thousands except per share data)
Year Ended December 31
Interest income                                   $63,323       $58,213        $54,031    $51,871     $49,697
Interest expense                                   22,831        21,720         20,241     19,876      19,250
                                             ----------------------------------------------------------------
Net interest income                                40,492        36,493         33,790     31,995      30,447

Provision for possible loan losses                  1,600         2,000          1,781        698       1,026
Noninterest income                                  8,347         8,263          6,292      5,998       6,142
Gain (loss) on sale of securities                     (57)         (529)            32        119          46
Noninterest expenses                               31,206        27,527         30,219     25,033      23,749
                                             ----------------------------------------------------------------
Income before income taxes                         15,976        14,700          8,114     12,381      11,860

Income tax provision                                4,953         4,695          2,714      4,424       4,234
                                             ----------------------------------------------------------------
Net income                                        $11,023       $10,005         $5,400     $7,957      $7,626
                                             ================================================================

Per-Share Data*

Weighted average shares outstanding:
  Basic                                            13,730        13,913         13,960     13,933      13,820
  Diluted                                          13,898        13,994         14,016     14,023      13,985
Earnings per share:
  Basic                                             $0.80         $0.72          $0.39      $0.57       $0.55
  Diluted                                           $0.79         $0.71          $0.39      $0.57       $0.55
Cash dividend per common share                      $0.32         $0.28          $0.24      $0.19       $0.15
Book value per common share                         $6.26         $5.70          $5.18      $5.30       $4.90
Closing stock price                                $16.30         $9.05          $9.86     $15.19      $13.61

At December 31
Investment securities available for sale         $273,082      $187,880       $152,591   $165,282    $151,186
Investment securities held to maturity             70,259       107,860        125,130     90,657      81,775
Loans, net of deferred fees                       601,959       521,841        476,514    450,051     417,955
Total assets                                    1,044,338       906,612        830,170    803,024     741,175
Total deposits                                    912,110       800,762        736,739    711,811     651,901
Long-term debt                                     21,004        11,000          6,000      5,000       5,000
Total stockholders' equity                         85,567        78,624         72,282     73,763      68,127

Performance ratios
Return on Average Assets                             1.14%         1.16%          0.65%      1.04%       1.07%
Return on Average Equity                            13.37%        13.43%          7.64%     11.03%      11.73%
Efficiency ratio                                    61.72%        59.61%         73.06%     64.16%      63.66%
Net Interest Margin (tax equivalent
basis)                                               4.69%         4.77%          4.56%      4.72%       4.78%

Capital ratios
Tier 1 leverage ratio                                7.86%         8.47%          8.88%      9.35%       9.48%
Total risk-based capital ratio                      13.61%        14.84%         16.66%     17.05%      17.99%

*Restated for 5% stock dividends in 2001 and 2000


Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

This section presents a review of Lakeland Bancorp, Inc.'s consolidated results of operations and financial condition. You should read this section in conjunction with the consolidated financial data that is presented on the preceding page as well as the accompanying notes to financial statements. As used in the following discussion, the term "Company" refers to Lakeland Bancorp, Inc., and "Lakeland" refers to Lakeland Bank, the Company's wholly owned banking subsidiary. The National Bank of Sussex County (NBSC) was merged into Lakeland on June 29, 2001, and Metropolitan State Bank (Metropolitan) was merged into Lakeland on January 28, 2000.

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

     In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company's actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company's markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients' acceptance of the Company's products and services; credit risks of lending activities and competitive factors; whether or not the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 15-Commitments and Contingencies in the Notes to the Consolidated Financial Statements; and the extent and timing of legislative and regulatory actions and reforms.

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

Financial Overview

     The year ended December 31, 2001 represented a year of record earnings for the Company. During 2001, the Company successfully completed the merger of Lakeland Bank and NBSC. The Company also opened four new branches. As discussed in this Management's Discussion and Analysis section:

..    Assets increased over 15% bringing the asset size of the Company to over $1 billion for the first time.

..    Diluted earnings per share increased by 11% from 2000 to 2001.

..    Core deposits increased by 27%.

..    Total loans increased by 15%.

..    Non-performing assets decreased by 23%.


     Net income for 2001 was $11.0 million or $0.79 per diluted share compared to net income of $10.0 million and $0.71 in 2000. Return on average assets was 1.14% and return on average equity was 13.37%. Return on Average Assets was 1.16% for 2000 and Return on Average Equity was 13.43% for 2000.

     In 1999, net income was $5.4 million including merger related charges or $0.39 per diluted share. Return on average assets was 0.65% and return on average equity was 7.64% in 1999. Core earnings which exclude any one time merger-related charges were $8.2 million or $0.58 per diluted share. Return on Average Assets and Return on Average Equity were 0.94% and 11.58% excluding any one time charges.

Net interest income

     Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. The Company's net interest income is determined by: (i) the volume of interest-earning assets that it holds and the yields that it earns on those assets, and (ii) the volume of interest-bearing liabilities that it has assumed and the rates that it pays on those liabilities. Net interest income increases when the Company can use noninterest bearing deposits to fund or support interest-earning assets.

     Net interest income for 2001 on a tax equivalent basis was $41.6 million, representing an increase of $3.8 million or 10.3% from the $37.8 million earned in 2000. Net interest income for 1999 on a tax equivalent basis was $35.0 million. Net interest income improved from 2000 to 2001 primarily because earning assets increased by $95.5 million. Similarly, the increase in net interest income in 2000 from 1999 resulted from an increase in earning assets of $24.6 million.

     Interest income and expense volume/rate analysis. The following table shows the impact that changes in average balances of the Company's assets and liabilities and changes in average interest rates have had on the Company's net interest income over the past three years. This information is presented on a tax equivalent basis assuming a 35% tax rate. If a change in interest income or expense is attributable to a change in volume and a change in rate, the amount of the change is allocated proportionately.

                INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

                      (tax equivalent basis, in thousands)


                                                   2001 vs. 2000                           2000 vs. 1999
                                          ------------------------------------------------------------------------
                                                Increase (Decrease)       Total    Increase (Decrease)       Total
                                                  Due to Change in:    Increase      Due to Change in:    Increase
                                          --------------------------            ------------------------
                                             Volume            Rate  (Decrease)      Volume       Rate  (Decrease)
                                          ------------------------------------------------------------------------
Interest Income
  Loans                                      $5,131        $(1,698)      $3,433      $2,600       $975      $3,575
  Taxable investment securities               1,894           (100)       1,794         553        647       1,200
  Tax-exempt investment securities             (409)            43         (366)        (77)       151          74
  Federal funds sold                            215            (94)         121        (959)       318        (641)
                                          ------------------------------------------------------------------------
      Total interest income                   6,831         (1,849)       4,982       2,117      2,091       4,208
                                          ------------------------------------------------------------------------

Interest Expense

  Savings deposits                              348           (647)        (299)         38         54          92
  Interest-bearing transaction accounts         679           (179)         500          83         37         120
  Time deposits                                 921           (627)         294         234        914       1,148
  Borrowings                                    670            (54)         616          (9)       128         119
                                          ------------------------------------------------------------------------
      Total interest expense                  2,618         (1,507)       1,111         346      1,133       1,479
                                          ------------------------------------------------------------------------
NET INTEREST INCOME
    (TAX EQUIVALENT BASIS)                   $4,213          $(342)      $3,871      $1,771       $958      $2,729
                                          ========================================================================


     The following table reflects the components of the Company's net interest income, setting forth for the years presented, (1) average assets, liabilities and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company's net yield on interest-earning assets. Rates are computed on a tax equivalent basis.

                                     CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

                                    ---------------------------------------------------------------------------------
                                               2001                      2000                         1999
                                    ---------------------------------------------------------------------------------
                                                      Average                   Average                      Average
                                             Interest   rates          Interest   rates             Interest   rates
                                     Average Income/  earned/  Average Income/  earned/    Average   Income/ earned/
                                     Balance Expense     paid  Balance Expense     paid    Balance   Expense    paid
---------------------------------------------------------------------------------------------------------------------
Assets                                                                             (dollars in thousands)
  Interest-earning assets:
  Loans (A)                          $558,027 $44,286   7.94%  $494,017 $40,853   8.27%   $462,363  $37,278  8.06%
  Taxable investment securities       263,414  16,109   6.12%   232,434  14,315   6.16%    223,223   13,115  5.88%
  Tax-exempt securities                48,528   3,271   6.74%    54,590   3,637   6.66%     55,847    3,563  6.38%
  Federal funds sold (B)               18,051     802   4.44%    11,499     681   5.92%     26,519    1,322  4.99%
-------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets     888,020  64,468   7.26%   792,540  59,486   7.51%    767,952   55,278  7.20%

  Noninterest earning assets:
    Allowance for possible loan
       losses                          (8,813)                   (8,220)                    (8,040)
    Other assets                       87,781                    75,225                     70,588
-------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                       $966,988                  $859,545                   $830,500
===================================================================================================================

Liabilities and Stockholders' Equity
  Interest-bearing liabilities:
    Savings accounts                 $197,990  $3,979   2.01%  $184,933  $4,278   2.31%   $183,299   $4,186  2.28%
    Interest-bearing transaction
       accounts                       201,078   4,315   2.15%   168,837   3,815   2.26%    165,146    3,695  2.24%
    Time deposits                     255,640  12,937   5.06%   234,478  12,643   5.39%    229,866   11,495  5.00%
    Borrowings                         33,701   1,600   4.75%    19,504     984   5.05%     19,700      865  4.39%
-------------------------------------------------------------------------------------------------------------------
    Total interest-bearing            688,409  22,831   3.32%   607,752  21,720   3.57%    598,011   20,241  3.38%
       liabilities
-------------------------------------------------------------------------------------------------------------------
  Noninterest bearing liabilities:
    Demand deposits                   189,009                   170,991                    156,725
    Other liabilities                   7,118                     6,293                      5,050
    Stockholders' equity               82,452                    74,509                     70,714
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY             $966,988                  $859,545                   $830,500
===================================================================================================================
  Net interest income (tax
    equivalent basis)                          41,637   3.94%            37,766   3.93%              35,037  3.81%
    Tax equivalent basis adjustment             1,145                     1,273                       1,247
-------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                 $40,492                           $36,493                     $33,790
===================================================================================================================
  Net interest margin (tax
    equivalent basis) (C)                        4.69%                     4.77%                       4.56%
-------------------------------------------------------------------------------------------------------------------


(A) Includes nonaccrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)  Includes interest-bearing cash accounts.
(C)  Net interest income divided by interest-earning assets.


     Total interest income on a tax equivalent basis increased from $59.5 million in 2000 to $64.5 million in 2001, an increase of $5.0 million. The increase in interest income in 2001 was due to a $95.5 million increase in interest-earning assets offset by a 25 basis point decrease in the yield on interest-earning assets. The decrease in yield reflected a decrease in the overall rate environment in 2001. The increase in interest-earning assets was due to growth in the loan and investment portfolios.

     The increase in interest income from $55.3 million in 1999 to $59.5 million in 2000 resulted from a $24.6 million increase in earning assets and a 31 basis point increase in the yield on earning assets caused by an increase in rates which occurred in the latter half of 1999 and in 2000. The increase in the yield on earning assets also reflects a more favorable mix in earning assets in 2000 than in 1999.

     Total interest expense increased from $21.7 million in 2000 to $22.8 million in 2001 as a result of an increase in total interest-bearing liabilities of $80.7 million. Offsetting the impact of the increase in interest-bearing liabilities was a decrease in the average rate paid on total interest-bearing liabilities from 3.57% in 2000 to 3.32% in 2001 resulting from the declining interest rate environment. Interest expense increased from $20.2 million in 1999 to $21.7 million in 2000 as a result of a $9.7 million increase in interest-bearing liabilities and a 19 basis point increase in the Company's cost of funds. The increase in the cost of funds resulted from the increase in the overall interest rate environment in the year 2000 and from an increase in time deposits.

Net Interest Margin

     Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company's net interest margin was 4.69%, 4.77% and 4.56% for 2001, 2000 and 1999, respectively. The decrease in the net interest margin from 2000 to 2001 results from a decline in interest income earned on net noninterest bearing funds due to the declining rate environment. The loan yield decreased 33 basis points, the yield on taxable investment securities decreased 4 basis points, and the yield on the tax-exempt investment portfolio increased 12 basis points. The cost of funds decreased 25 basis points. The increase in the net interest margin from 1999 to 2000 resulted from a 28 basis point increase in yields in the taxable investment portfolio and a 21 basis point increase in the yield on the loan portfolio.

     The average cost of the Company's deposits was 2.52%, 2.73% and 2.64%, for 2001, 2000 and 1999, respectively.

Provision For Possible Loan Losses

     In determining the provision for possible loan losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan review. The provision for possible loan losses at $1.6 million in 2001 decreased from $2.0 million in 2000 due to management's evaluation of the loan portfolio. For more information, see Financial Condition--Risk Elements below. Net charge-offs increased from $778,000 in 2000 to $2.3 million in 2001. Net charge-offs as a percent of average loans outstanding increased from 0.16% in 2000 to 0.41% in 2001. Even though net charge-offs increased from 2000 to 2001, the majority of net charge-offs were related to one loan relationship which had a substantial reserve allocated to it.

     The 2000 provision for possible loan losses at $2.0 million increased from $1.8 million in 1999 due to management's evaluation of the loan portfolio. Net charge-offs were $2.1 million in 1999 and the ratio of net charge-offs to average loans outstanding was 0.45%.

Noninterest Income

         Noninterest income increased $556,000 or 7.2% to $8.3 million in 2001 from $7.7 million in 2000 and represented 17.0% of total revenue for 2001. Total revenue includes net interest income plus noninterest income. The primary source of this increase in revenue was in service charges on deposit accounts which increased from $4.8 million to $5.5 million, an increase of $733,000 or 15.3%. Commissions and fees increased from $1.2 million to $1.6 million, an increase of $365,000 or 30.6%. The increase in service charges on deposits and commissions and fees resulted from a standardization of fees charged among subsidiary banks prior to the merger of the National Bank of Sussex County into Lakeland Bank in June 2001. Noninterest income also increased as a result of a decrease in losses on the sale of securities from $529,000 in 2000 to $57,000 in 2001. Partially offsetting the impact of these contributions to noninterest income was a decline in gains on the sale of leases from $1.5 million in 2000 to $726,000 in 2001. Gains on sales of leases declined due to a decrease in volume related to the downturn in the economy and due to a decision to keep a higher amount of lease originations in the Company's own portfolio. Other income decreased from $820,000 in 2000 to $547,000 in 2001 as a result of a decrease in fees received from a correspondent bank totaling $266,000. Noninterest income increased $1.4 million or 22.3% from $6.3 million in 1999 to $7.7 million in 2000 and represented 17.5% of total income for 2000. Noninterest income increased from 1999 to 2000 as a result of gains on sales of leases generated from the Company's leasing division which was purchased early in second quarter 2000.

Noninterest Expense

     Noninterest expense increased from $27.5 million to $31.2 million, a $3.7 million or 13.4% increase. Salaries and benefits, the largest component of noninterest expense, increased by $2.3 million or 15.1%. Normal merit increases, costs related to staffing new branches and costs related to a full year's expense of the leasing division as well as increased medical expenses contributed to the increase in salary and benefit expense. Occupancy expense increased from $2.4 million in 2000 to $3.0 million in 2001 as a result of expenses incurred for the expansion of the Company's administrative center, and for expenses related to new branches. Stationary, supplies and postage increased $262,000 or 19.5% from 2000 to 2001 as a result of expenses incurred related to new branches and expenses incurred related to the merger of NBSC and Lakeland. Other expenses increased by $438,000 or 7.5%. Components of other expenses that increased included an increase in expenses related to other real estate, increases in telecommunication expense, and increases in insurance expense.

     Noninterest expense in 2000 decreased $2.7 million or 8.9% over 1999. Included in 1999 noninterest expense were $3.5 million in one-time merger related charges related to the acquisitions of NBSC and Metropolitan. Salaries and benefits expense remained substantially the same from 1999 to 2000. Other expense categories increased in the aggregate by $731,000 or 6.2% resulting from increased costs of occupancy, and furniture and equipment expense related to the addition of new branches, costs related to the leasing division and costs related to improvements in technology.

     The efficiency ratio is calculated by dividing total noninterest expense by total revenue. In 2001, the Company's efficiency ratio on a tax equivalent basis increased to 61.7% from 59.6% in 2000. The efficiency ratio was 63.5% in 1999 (excluding merger related items).

Income Taxes

     The Company's effective income tax rate was 31.0%, 31.9% and 33.4%, in the years ended December 31, 2001, 2000 and 1999, respectively. The Company's effective tax rate dropped from 31.9% in 2000 to 31.0% in 2001 due to tax planning strategies implemented during the second half of 2000.

Financial Condition

     Total assets increased from $906.6 million on December 31, 2000 to $1.044 billion on December 31, 2001, an increase of $137.7 million, or 15.2%, resulting from growth in the loan portfolio and investment portfolio. Total assets at year-end 2000 increased $76.4 million or 9.2% from year-end 1999.

Loans

     Lakeland primarily serves Northern New Jersey and the surrounding areas. All of the Bank's borrowers are U.S. residents or entities.

     Total loans increased from $521.0 million on December 31, 2000 to $600.1 million on December 31, 2001, an increase of $79.1 million or 15.2%. The increase in loans occurred in all major loan categories. The home equity and consumer installment portfolio increased from $137.9 million in 2000 to $176.4 million in 2001, an increase of $38.5 million or 27.9% resulting from an increase in home equity lines of credit and from loans originated by automobile dealers. Commercial loans increased from $222.2 million to $251.8 million, an increase of $29.6 million or 13.3%. Commercial loans increased as a result of expanding the lending staff and placing lending teams in key market areas. Real estate construction loans which include both residential and commercial construction loans increased from $12.8 million in 2000 to $15.6 million in 2001, an increase of $2.8 million or 22.3%. The residential real estate mortgage portfolio also increased $8.1 million or 5.5%. In 2000, total loans increased $44.1 million to $521.0 million as a result of $30.9 million in consumer loan growth which included $20.0 million in consumer loans which were purchased from other financial institutions.

     The following table sets forth the classification of the Company's loans by major category as of December 31 for each of the last five years:

                                                                  December 31,
                                       ---------------------------------------------------------------------
                                           2001         2000         1999           1998           1997
                                       ---------------------------------------------------------------------
                                                                (in thousands)
Commercial                             $251,821     $222,222     $220,779       $215,439       $209,524
Real estate--mortgage                   156,251      148,178      136,687        116,181         87,099
Real estate--construction                15,598       12,757       11,938         12,526         14,712
Home equity and consumer installment    176,404      137,850      106,878        105,910        106,799
                                       ---------------------------------------------------------------------
                                       $600,074     $521,007     $476,282       $450,056       $418,134
                                       =====================================================================


     The following table shows the percentage distributions of loans by category as of December 31 for each of the last five years.


                                                                    December 31,
                                       ---------------------------------------------------------------------
                                            2001         2000         1999           1998           1997
                                       ---------------------------------------------------------------------
Commercial                                 42.0%        42.7%        46.4%          47.9%          50.1%
Real estate--mortgage                      26.0%        28.4%        28.7%          25.8%          20.8%
Real estate--construction                   2.6%         2.4%         2.5%           2.8%           3.5%
Home equity and consumer installment       29.4%        26.5%        22.4%          23.5%          25.6%
                                       ---------------------------------------------------------------------
                                          100.0%       100.0%       100.0%         100.0%         100.0%
                                       =====================================================================


     At December 31, 2001, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

     The following table sets forth certain categories of loans as of December 31, 2001, in terms of contractual maturity due:



                                                                After one
                                                   Within      but within     After five
         (in thousands)                           one year     five years        years        Total
         ---------------                        --------------------------------------------------------
 Types of Loans:
    Commercial                                    $43,963        $99,096       $108,762   $ 251,821
    Real Estate--construction                       8,298            524          6,776      15,598
                                                --------------------------------------------------------
    Total                                         $52,261        $99,620       $115,538    $267,419
                                                ========================================================

 Amount of such loans with:
    Predetermined rates                           $19,565        $94,417       $ 92,486   $ 206,468
    Floating or adjustable rates                   32,696          5,203         23,052      60,951
                                                --------------------------------------------------------
    Total                                         $52,261        $99,620       $115,538    $267,419
                                                ========================================================

Risk Elements

     Commercial loans are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest has been in default for a period of 90 days or more unless the obligation is both well secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management's knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

     The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:


                                                                  December 31,
                                       --------------------------------------------------------------------
                                              2001          2000          1999            1998        1997
                                       --------------------------------------------------------------------
                                                                (in thousands)
Non-performing loans:
   Non-accrual loans (A)                    $1,985        $2,564        $2,961          $3,281      $4,850
   Renegotiated loans (B)
                                               ---           ---           389             399         413
                                       --------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS
                                             1,985         2,564         3,350           3,680       5,263
Other real estate owned
                                               513           442           418           1,989       1,758
                                       --------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                 $2,498        $3,006        $3,768          $5,669      $7,021
                                       ====================================================================
Non-performing assets as a percent
   of total assets                            0.24%         0.33%         0.45%           0.71%       0.95%
                                       ====================================================================

Past due loans (C)                          $1,369        $1,992        $2,210          $4,265      $1,404
                                       ====================================================================


     (A) Generally represents loans as to which the payment of interest or principal is in arrears for a period of more than ninety days. Current policy requires that interest previously accrued on these loans and not yet paid be reversed and charged against interest income during the current period.

     (B) The loan portfolio includes loans whose terms have been renegotiated due to financial difficulties of borrowers. All such loans are reviewed quarterly to determine if they are performing in accordance with the renegotiated terms.

     (C) Represents loans as to which payments of interest or principal are contractually past due ninety days or more, but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only if collection of the debt is proceeding in due course and collection efforts are reasonably expected to result in repayment of the debt or in its restoration to a current status.

     Non-accrual loans decreased $579,000 to $2.0 million at December 31, 2001, from $2.6 million at December 31, 2000. All of these loans are in various stages of litigation, foreclosure, or workout. Loans past due ninety days or more and still accruing decreased $623,000 to $1.4 million at December 31, 2001, from $2.0 million at December 31, 2000.

     For 2001, the gross interest income that would have been recorded, had the loans classified at year-end as either non-accrual or renegotiated been performing in conformance with their original loan terms, is approximately $311,000. The amount of interest income actually recorded on those loans for 2001 was $327,000. The resultant income gain of $16,000 for 2001 compares to losses of $71,000 and $138,000 for 2000 and 1999, respectively.

     Loans specifically evaluated are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements. Loans which are in process of collection will not be classified as impaired. A loan is not impaired during the process of collection of payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate. All commercial loans identified as impaired in excess of $100,000 are evaluated by an independent loan review consultant. The Company aggregates consumer loans and residential mortgages for evaluation purposes.

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

     As of December 31, 2001, based on the above criteria, the Company had impaired loans totaling $3.3 million (including $1.5 million in non-accrual loans). The impairment of these loans is based on the fair value of the underlying collateral for these loans. Based upon such evaluation, $548,000 has been allocated to the allowance for possible loan losses for impairment. At December 31, 2001, the Company also had $5.2 million in loans that were rated substandard that were not classified as non-performing or impaired.

     There were no loans at December 31, 2001, other than those designated non-performing, impaired, substandard or those referred to in Note 15, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

     The following table sets forth for each of the five years ended December 31, 2001, the historical relationships among the amount of loans outstanding, the allowance for possible loan losses, the provision for possible loan losses, the amount of loans charged off and the amount of loan recoveries:


                                                                        December 31,
                                       ------------------------------------------------------------------------
                                                2001          2000           1999            1998         1997
                                       ------------------------------------------------------------------------
                                                                  (in thousands)
Balance of the allowance at the
     beginning of the year                    $8,890        $7,668         $7,984          $8,262       $7,558
                                       ------------------------------------------------------------------------
     Loans charged off:
          Commercial                           2,248         1,046          1,670           1,134          561
          Home Equity and consumer               398           221            182             476          202
          Real estate--mortgage                    4           ---            571              57           15
                                       ------------------------------------------------------------------------
               Total loans charged off         2,650         1,267          2,423           1,667          778
                                       ------------------------------------------------------------------------

     Recoveries:
          Commercial                             245           359            228             581          262
          Home Equity and consumer               124           127             88              95          157
          Real estate--mortgage                   11             3             10              15           37
                                       ------------------------------------------------------------------------
              Total Recoveries                   380           489            326             691          456
                                       ------------------------------------------------------------------------
               Net charge-offs:                2,270           778          2,097             976          322
Provision for possible loan losses
     charged to operations                     1,600         2,000          1,781             698        1,026
                                       ------------------------------------------------------------------------
Ending balance                                $8,220        $8,890         $7,668          $7,984       $8,262
                                       ========================================================================

Ratio of net charge-offs to average
   loans outstanding                            0.41%         0.16%          0.45%           0.23%        0.08%
Ratio of allowance at end of year as a
   percentage of year-end total loans           1.37%         1.70%          1.61%           1.77%        1.98%




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

     Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

..    The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by the Company's external loan review program.

..    The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 - 4 family residential mortgages, and consumer loans.

..    The establishment of reserve amounts for the non-criticized loans in each portfolio based upon the historical average loss experience for these portfolios.

..    An allocation for all off-balance sheet exposures.

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

     Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at December 31, 2001. The preceding statement constitutes a forward looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

     The following table shows how the allowance for possible loan losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management's specific review of the credit risk of the outstanding loans in each category as well as historical trends.

                                                        At December 31,
                                -------------------------------------------------------------------
                                      2001          2000           1999            1998        1997
                                -------------------------------------------------------------------
                                                        (in thousands)
Commercial                          $6,308        $7,240         $6,227          $5,888      $6,250
Home Equity and consumer             1,173           965            899             993       1,010
Real estate--construction               54            54             54              54         114
Real estate--mortgage                  685           631            488           1,049         888
                                -------------------------------------------------------------------
                                    $8,220        $8,890         $7,668          $7,984      $8,262
                                ===================================================================


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



                                                                  December 31,
                                                   --------------------------------------
                                                          2001           2000        1999
                                                   --------------------------------------
                                                                 (in thousands)
U.S. Treasury and U.S. government agencies             $43,540       $124,599    $154,298
Obligations of states and political subdivisions        51,050         49,187      57,568
Mortgage-backed securities                             219,752         80,189      36,888
Equity securities                                       13,134         10,822       8,479
Other debt securities                                   15,865         30,943      20,488
                                                   --------------------------------------
                                                      $343,341       $295,740    $277,721
                                                   ======================================

     The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2001:

                                                            over one     over five
                                               Within      but within    but within      After ten
Available for sale                            one year     five years    ten years         years        Total
---------------------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
U.S. Treasury and U.S. government agencies
   Amount                                           $6       $7,463        $3,074          $3,068     $13,611
   Yield                                          8.38%        5.70%         5.96%           5.54%       5.72%
Obligations of states and political subdivisions
   Amount                                        1,088       13,785        18,320           4,460      37,653
   Yield                                          6.50%        6.41%         6.83%           6.64%       6.65%
Mortgage-backed securities
   Amount                                          ---        2,930         6,570         190,345     199,845
   Yield                                           ---%        4.58%         5.39%           6.02%       5.98%
Other debt securities
   Amount                                          999        5,116           ---           2,724       8,839
   Yield                                          5.64%        7.23%          ---%           3.24%       5.82%
Other equity securities
   Amount                                       13,134          ---           ---             ---      13,134
   Yield                                          1.06%         ---%          ---%            ---%       1.06%
                                        -----------------------------------------------------------------------
Total securities
   Amount                                      $15,227      $29,294       $27,964        $200,597    $273,082
   Yield                                          1.75%        6.19%         6.40%           5.99%       5.81%
                                        =======================================================================


The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2001:


                                                         over one     over five
                                            Within      but within    but within     After ten
Held to maturity                           one year     five years    ten years        years        Total
-----------------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
U.S. Treasury and U.S. government agencies
   Amount                                      $12,539      $16,390        $1,000        ---      $29,929
   Yield                                          5.44%        5.94%         8.13%       --- %       5.80%
Obligations of states and political subdivisions
   Amount                                          490       12,407           400         100      13,397
   Yield                                          5.83%        6.44%         7.65%       9.09%       6.47%
Mortgage-backed securities
   Amount                                          592        9,105         3,759       6,451      19,907
   Yield                                          6.47%        6.05%         5.77%       6.90%       6.29%
Other debt securities
   Amount                                          501        6,525          ---         ---        7,026
   Yield                                          5.74%        5.73%         --- %       --- %       5.73%
                                ---------------------------------------------------------------------------
Total securities
   Amount                                      $14,122      $44,427        $5,159      $6,551     $70,259
   Yield                                          5.50%        6.07%         6.37%       6.94%       6.06%
                                ===========================================================================

Other Assets

     Other assets, which comprises accrued interest receivable, bank owned life insurance policies, deferred tax assets and prepaid expenses, increased from $17.4 million on December 31, 2000 to $28.8 million on December 31, 2001, as a result of a purchase of $10.0 million in bank owned life insurance policies during 2001.

Deposits

     Total deposits increased from $800.8 million on December 31, 2000 to $912.1 million on December 31, 2001, a growth of $111.3 million, or 13.9%. The major factor driving deposit growth in 2001 was a growth in savings and interest-bearing transaction accounts which increased from $355.5 million to $470.6 million, an increase of $115.1 million or 32%. Total non-interest bearing demand accounts increased from $178.6 million to $206.8 million, a 16% increase. Total core deposits which are defined as noninterest bearing deposits and savings and interest-bearing transaction accounts increased from $534.1 million on December 31, 2000 to $677.3 million on December 31, 2001, an increase of $143.2 million or 26.8%. Time deposits decreased $31.8 million from $266.6 million at year-end 2000 to $234.8 million in 2001. As interest rates declined, depositors migrated from time deposits to shorter-term demand instruments and savings accounts. Total deposits in 2000 increased $64.1 million or 8.7% from December 31, 1999.

     As of December 31, 2001, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):


                 Maturity
             ---------------
             Within 3 months                         $23,943
             Over 3 through 6 months                  10,434
             Over 6 through 12 months                  8,947
             Over 12 months                            7,429
                                                 ------------
                  Total                              $50,753
                                                 ============


Liquidity

     "Liquidity" measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

     Liquidity at the bank. Lakeland funds loan demand and operation expenses from four sources:

..    Net income.

..    Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2001, the Company generated $111.3 million in net deposit growth.

..    Sales of securities and overnight funds. At year-end 2001, Lakeland had
     $273.1 million in securities designated "available for sale."

..    Overnight credit lines. Lakeland is a member of the Federal Home Loan Bank of New York (FHLB). One membership benefit is that members can borrow overnight funds. Lakeland has overnight credit lines of $62 million at the FHLB. Lakeland has overnight federal funds lines available for it to borrow up to $11.5 million.

     Lakeland's management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs.

     Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. At December 31, 2001, Lakeland had outstanding loan origination commitments of $101.3 million. These commitments include $91.3 million that mature within one year, $2.7 million that mature after one year but within three years, $224,000 that mature after three years but within 5 years, and $7.1 million that mature after five years. For more information regarding Lakeland's loan commitments, see Note 16-Financial Instruments with Off-balance Sheet Risk and Concentrations of Credit Risk in the Notes to the Consolidated Financial Statements. Time deposits that mature in one year or less, at December 31, 2001, totaled $191.1 million. The first sentence in this paragraph constitutes a Forward Looking Statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company's assessment of rate sensitive assets and rate sensitive liabilities and relating to the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

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

     The Company's Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. The Company's performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Retail Officer and certain other senior officers. This committee meets quarterly to review the Company's financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

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

     The following table sets forth the estimated maturity/repricing structure of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2001. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will generally remain at the Company regardless of market interest rates. Therefore, 10% of the core interest-bearing deposits and savings deposits are shown as maturing or repricing within three months. The remainder is divided between the "after 1 but within 5 years" column and the "after 5 years" column. Interest-bearing transaction accounts held by states and municipalities are seen to be more sensitive than personal interest-bearing transaction accounts. Therefore, 75% of public interest bearing transaction accounts are shown as repricing within three months. Any savings or interest-bearing transaction accounts that we obtained through special promotions are also shown as repricing within three months. The table does not assume any prepayment of fixed-rate loans.


                                                                Maturing or Repricing
                                       -----------------------------------------------------------------------
                                                          After 3
                                        Within three     months but     After 1 but
December 31, 2001                          months      within 1 year   within 5 years    After 5 Years   Total
----------------------------           -----------------------------------------------------------------------
Interest-earning assets:                                           (dollars in thousands)
   Loans                                     $103,077       $67,745      $216,583        $214,554     $601,959
   Investment securities                       38,558        48,636       175,314          80,833      343,341
   Interest bearing cash accounts*              5,648           ---           ---             ---        5,648
                                       -----------------------------------------------------------------------
Total earning assets                          147,283       116,381       391,897         295,387      950,948
                                       =======================================================================
Interest-bearing
liabilities:
Deposits:
   Interest-bearing demand                     54,107           ---        59,072          73,841      187,020
   Savings accounts                            46,065           ---       130,951         106,527      283,543
   Time deposits                              101,377        97,327        34,648           1,412      234,764
                                       -----------------------------------------------------------------------
      Total interest-bearing deposits         201,549        97,327       224,671         181,780      705,327
                                       -----------------------------------------------------------------------
Borrowings:
   Repurchase agreements                       19,920           ---           ---             ---       19,920
   Long-term debt                                 ---           ---         1,004          20,000       21,004
                                       -----------------------------------------------------------------------
      Total borrowings                         19,920           ---         1,004          20,000       40,924
                                       -----------------------------------------------------------------------
Total liabilities                             221,469        97,327       225,675         201,780      746,251
                                       -----------------------------------------------------------------------
Interest rate sensitivity gap                 (74,186)       19,054       166,222          93,607      204,697
                                       =======================================================================
Cumulative rate sensitivity gap              ($74,186)     ($55,132)     $111,090        $204,697
                                       ==========================================================


* Included in cash and due from banks


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

     The starting point (or "base case") for the following table is an estimate of the Company's net portfolio value at December 31, 2001 using current discount rates, and an estimate of net interest income for 2002 assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at December 31, 2001 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 2001 and net interest income for 2002 assuming fluctuations or "rate shocks" of plus 100 and 200 basis points and minus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.


-------------------------------------------------------------------------------------------
                                    Net Portfolio Value at
                                    December 31, 2001          Net interest income for 2002
-------------------------------------------------------------------------------------------
Rate Scenario                                     Percent                    Percent
                                                  Change From                Change From
                                      Amount      Base Case      Amount      Base Case
----------------------------------- ------------- -------------------------- --------------
                                                  (dollars in thousands)
----------------------------------- ------------- -------------------------- --------------
+200 basis point rate shock         $110,683      (17.7)%      $46,507       -1.0%
+100 basis point rate shock          126,994      ( 4.8)%       46,696       -0.6%
Base Case                            133,440        0.0%        46,994        0.0%
-100 basis point rate shock          134,298        0.6%        46,789       -0.4%
-200 basis point rate shock          131,125      ( 1.7)%       46,696       -0.6%


Capital Resources

     Stockholders' equity increased $7.0 million to $85.6 million at December 31, 2001, from $78.6 million at December 31, 2000, reflecting net income during the year of $11.0 million, cash dividends to stockholders of $4.5 million, an unrealized securities gain, net of deferred income taxes, of $1.4 million and net proceeds from the exercise of stock options of $181,000.

     Book value per share (total stockholders' equity divided by the number of shares outstanding) increased from $5.70 on December 31, 2000 to $6.26 on December 31, 2001 as a result of increased income and a reduction of the unrealized loss on securities available for sale. Book value per share was $5.18 on December 31, 1999.

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

     The following table reflects capital ratios of the Company and its subsidiaries as of December 31, 2001 and 2000:


                                               Tier 1 Capital           Tier 1 Capital             Total Capital
                                              to Total Average         to Risk-Weighted          to Risk-Weighted
                                                Assets Ratio              Assets Ratio             Assets Ratio
                                                December 31,              December 31,             December 31,
Capital Ratios:                              2001        2000         2001          2000         2001        2000
                                       ----------------------------------------------------------------------------
The Company                                7.86%        8.47%        12.36%        13.58%       13.61%      14.84%
Lakeland Bank                              7.16%        8.35%        11.29%        12.66%       12.54%      13.87%
NBSC                                         N/A        7.31%           N/A        13.64%          N/A      14.90%
"Well capitalized" institution under
FDIC Regulations                                        5.00%                       6.00%                   10.00%


N/A - NBSC was merged into Lakeland on June 29, 2001.

Recent Accounting Pronouncements

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

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for possible loan losses in accordance with US GAAP. The adoption of SAB No. 102 did not have a material impact on the Company's financial position or results of operations.


     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

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

ITEM 7a -- Quantitative and Qualitative Disclosures About Market Risks


See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

ITEM 8 - Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Stockholders
Lakeland Bancorp, Inc.

         We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP


Philadelphia, Pennsylvania
January 15, 2002 (except for Note 15, as to which the date is March 27, 2002)

                     Lakeland Bancorp, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
ASSETS                                                                                    2001                2000
-------------------------------------------------------------------------------------------------------------------
                                                                                          (dollars in thousands)
Cash and due from banks                                                             $   48,615            $ 43,226
Federal funds sold                                                                         ---               6,625
-------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                  48,615              49,851

Investment securities available for sale                                               273,082             187,880
Investment securities held to maturity; fair value of $72,101
     in 2001 and $107,311 in 2000                                                       70,259             107,860
Loans, net of deferred fees                                                            601,959             521,841
   Less: allowance for possible loan losses                                              8,220               8,890
-------------------------------------------------------------------------------------------------------------------
        Net loans                                                                      593,739             512,951
Premises and equipment - net                                                            24,785              24,396
Accrued interest receivable                                                              5,041               6,247
Other assets                                                                            28,817              17,427
-------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                  $1,044,338            $906,612
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Deposits:
     Noninterest bearing                                                            $  206,783            $178,640
     Savings and interest-bearing transaction accounts                                 470,563             355,498
     Time deposits under $100                                                          184,011             205,588
     Time deposits $100 and over                                                        50,753              61,036
-------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                 912,110             800,762
Federal funds purchased and securities sold under
     agreements to repurchase                                                           19,920              10,650
Long-term debt                                                                          21,004              11,000
Other liabilities                                                                        5,737               5,576
-------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                958,771             827,988
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Common stock, no par value; authorized shares, 40,000,000; issued shares,
     13,971,168 at December 31, 2001 and 2000; outstanding
     shares, 13,679,345 at December 31, 2001 and 13,782,031 at
     December 31, 2000                                                                  88,273              77,857
  Retained Earnings (Accumulated Deficit)                                                 (931)              3,035
  Treasury stock, at cost, 291,823 shares in 2001 and 189,137 in 2000                   (3,175)             (1,936)
  Accumulated other comprehensive income (loss)                                          1,400                (262)
  Loan for options exercised                                                               ---                 (70)
-------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                     85,567              78,624
-------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,044,338            $906,612
===================================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
                         CONSOLIDATED INCOME STATEMENTS

                                                                                     Years Ended December 31,
                                                                             2001             2000             1999
--------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands, except per share data)
INTEREST INCOME
  Loans and fees                                                          $44,286          $40,853          $37,278
  Federal funds sold and interest-bearing deposits with banks                 802              681            1,322
  Taxable investment securities                                            16,109           14,315           13,115
  Tax exempt investment securities                                          2,126            2,364            2,316
--------------------------------------------------------------------------------------------------------------------
                       TOTAL INTEREST INCOME                               63,323           58,213           54,031
--------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                                 21,231           20,736           19,376
  Securities sold under agreements to repurchase                              751              699              563
  Long-term debt                                                              849              285              302
--------------------------------------------------------------------------------------------------------------------
                       TOTAL INTEREST EXPENSE                              22,831           21,720           20,241
--------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                        40,492           36,493           33,790
Provision for possible loan losses                                          1,600            2,000            1,781
--------------------------------------------------------------------------------------------------------------------
                       NET INTEREST INCOME AFTER PROVISION FOR
                       POSSIBLE LOAN LOSSES                                38,892           34,493           32,009

NONINTEREST INCOME
  Service charges on deposit accounts                                       5,517            4,784            4,214
  Commissions and fees                                                      1,557            1,192              904
  Gain (loss) on the sales of securities                                      (57)            (529)              32
  Gain on sale of leases                                                      726            1,467              ---
  Other income                                                                547              820            1,174
--------------------------------------------------------------------------------------------------------------------
                       TOTAL NONINTEREST INCOME                             8,290            7,734            6,324
--------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                           17,262           14,996           14,898
  Net occupancy expense                                                     3,046            2,441            2,285
  Furniture and equipment                                                   2,978            2,870            2,346
  Stationary, supplies and postage                                          1,606            1,344            1,296
  Merger and restructuring charges                                            ---              ---            3,521
  Other expenses                                                            6,314            5,876            5,873
--------------------------------------------------------------------------------------------------------------------
                       TOTAL NONINTEREST EXPENSE                           31,206           27,527           30,219
--------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                   15,976           14,700            8,114
Provision for income taxes                                                  4,953            4,695            2,714
--------------------------------------------------------------------------------------------------------------------
                       NET INCOME                                         $11,023          $10,005          $ 5,400
====================================================================================================================

EARNINGS PER SHARE
  Basic                                                                   $  0.80          $  0.72          $  0.39
--------------------------------------------------------------------------------------------------------------------
  Diluted                                                                 $  0.79          $  0.71          $  0.39
--------------------------------------------------------------------------------------------------------------------



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                     Years Ended December 31,
                                                                             2001             2000             1999
--------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
NET INCOME                                                                $11,023          $10,005          $ 5,400
--------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period                  1,625            1,788           (3,202)
Less: reclassification for gains (losses) included in Net Income              (37)            (331)              20
--------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                           1,662            2,119           (3,222)
--------------------------------------------------------------------------------------------------------------------
                       TOTAL COMPREHENSIVE INCOME                         $12,685          $12,124          $ 2,178
====================================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                Accumulated
                                     Common stock                      Retained                   Other
                              -------------------------- Additional    earnings               Comprehensive   Loan for
                                Number of                  Paid-in   (Accumulated   Treasury      Income      Options
                                 Shares        Amount      Capital     Deficit)      Stock        (Loss)      Exercised    Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
BALANCE JANUARY 1, 1999        12,672,262      $31,681     $50,836        ($9,297)    ($129)          $  841     ($169)    $73,763
Net Income 1999                       ---          ---         ---          5,400       ---              ---       ---       5,400
Other comprehensive (loss),
        net of tax                    ---          ---         ---            ---       ---           (3,222)      ---      (3,222)
Reallocate for no par value
        stock                         ---       40,077     (50,836)        10,759       ---              ---       ---         ---
Exercise of stock options             ---         (428)        ---            ---       697              ---       ---         269
Payment on loan issued for
      options exercised               ---          ---         ---            ---       ---              ---        21          21
Cash dividends                        ---          ---         ---         (3,314)      ---              ---       ---      (3,314)
Purchase of treasury stock            ---          ---         ---            ---      (635)             ---       ---        (635)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999      12,672,262       71,330         ---          3,548       (67)          (2,381)     (148)     72,282
Net Income 2000                       ---          ---         ---         10,005       ---              ---       ---      10,005
Other comprehensive income,
        net of tax                    ---          ---         ---            ---       ---            2,119       ---       2,119
Exercise of stock options             ---         (139)        ---            ---       375              ---       ---         236
Stock dividend                    633,613        6,666         ---         (6,666)      ---              ---       ---         ---
Payment on loan issued for
      options exercised               ---          ---         ---            ---       ---              ---        78          78
Cash dividends                        ---          ---         ---         (3,852)      ---              ---       ---      (3,852)
Purchase of treasury stock            ---          ---         ---            ---    (2,244)             ---       ---      (2,244)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000      13,305,875       77,857         ---          3,035    (1,936)            (262)      (70)     78,624
Net Income 2001                       ---          ---         ---         11,023       ---              ---       ---      11,023
Other comprehensive income,
        net of tax                    ---          ---         ---            ---       ---            1,662       ---       1,662
Exercise of stock options             ---          (99)        ---            ---       280              ---       ---         181
Stock dividend                    665,293       10,515         ---        (10,515)      ---              ---       ---         ---
Payment on loan issued for
      options exercised               ---          ---         ---            ---       ---              ---        70          70
Cash dividends                        ---          ---         ---         (4,474)      ---              ---       ---      (4,474)
Purchase of treasury stock            ---          ---         ---            ---    (1,519)             ---       ---      (1,519)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2001      13,971,168      $88,273     $   ---          ($931)  ($3,175)          $1,400     $ ---     $85,567
==================================================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                             2001          2000        1999
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 (in thousands)
Net income                                                               $ 11,023       $10,005     $ 5,400
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Net amortization (accretion) of premiums, discounts
    and deferred loan fees and costs                                         (547)         (132)        554
  Depreciation                                                              2,472         2,161       2,343
  Amortization of intangible assets                                           308           142         ---
  Provision for loan losses                                                 1,600         2,000       1,781
  Provision for losses on other real estate                                    33           ---         200
  (Gain) loss on sale of securities                                            57           529         (32)
  Deferred income tax                                                         (57)       (1,103)        347
  (Increase) decrease in other assets                                      (1,230)          470        (839)
  Decrease in other liabilities                                               232           994         341
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  13,891        15,066      10,095
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in interest-bearing deposits with banks                          ---           216         (12)
  Proceeds from repayments on and maturity of
    securities:
    Available for sale                                                     82,346        22,421      27,401
    Held for maturity                                                      36,511        25,163      23,423
  Proceeds from sales of securities:
    Available for sale                                                     51,549        29,756      12,755
    Held for maturity                                                       2,111           ---         ---
  Purchase of securities:
    Available for sale                                                   (216,591)      (85,324)    (57,817)
    Held for maturity                                                      (1,539)       (7,576)    (33,468)
  Net increase in loans                                                   (81,337)      (46,336)    (37,174)
  Sales of loans and participation interest in loan                           ---           834       8,852
  Purchase of leasing company                                                 ---        (3,100)        ---
  Purchase of bank owned life insurance                                   (10,021)          ---         ---
  Proceeds from dispositions of premises and equipment                        341            14         ---
  Capital expenditures                                                     (3,202)       (4,854)     (3,574)
  Net (increase) decrease in other real estate owned                         (104)          (95)      1,429
------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (139,936)      (68,881)    (58,185)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in deposits                                                111,348        64,023      24,928
  Increase in federal funds purchased and securities
    sold under agreements to repurchase                                     9,270           161       2,379
  Proceeds from long-term repurchase agreements                            10,003        10,000       1,000
  Repayments of long-term debt principal                                      ---        (5,000)        ---
  Purchase of treasury stock                                               (1,519)       (2,244)       (635)
  Exercise of stock options                                                   181           236         269
  Dividends paid                                                           (4,474)       (3,852)     (3,314)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 124,809        63,324      24,627
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (1,236)        9,509     (23,463)
Cash and cash equivalents, beginning of year                               49,851        40,342      63,805
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $ 48,615       $49,851     $40,342
============================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

    Lakeland Bancorp, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Lakeland Bank (Lakeland). The National Bank of Sussex County
    (NBSC) was fully merged into Lakeland on June 29, 2001 and Metropolitan State Bank (Metropolitan) was fully merged into Lakeland on January 28, 2000. Lakeland generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Northern New Jersey. Lakeland also provides securities brokerage services, including mutual funds and variable annuities. Lakeland operates under a state bank charter and provides full banking services and, as a state bank, is subject to regulation by the New Jersey Department of Banking and Insurance.

    Lakeland operates as a commercial bank offering a wide variety of commercial loans and, to a lesser degree, consumer credits. Its primary future strategic aim is to establish a reputation and market presence as the "small and middle market business bank" in its principal markets. Lakeland funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, Lakeland originates residential mortgage loans, and services such loans which are owned by other investors. Lakeland also has a leasing division which provides equipment lease financing to small and medium sized business clients.

    The Company and Lakeland are subject to regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, Lakeland's business is particularly susceptible to being affected by state and federal legislation and regulations.

    Basis of Financial Statement Presentation

    The accounting and reporting policies of the Company and Lakeland conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, NBSC (prior to June 29, 2001), Lakeland Investment Corp., Lakeland NJ Investment Corp, and Metropolitan (prior to January 28, 2000). All intercompany balances and transactions have been eliminated. As described in
    Note 2, the Company's acquisition of NBSC in 1999 was accounted for under the pooling of interests method of accounting. Accordingly, all prior period amounts have been restated to reflect the acquisition.

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

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

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

    Mortgage Servicing

    The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2001 and 2000, Lakeland was servicing approximately $30.1 million and $36.1 million, respectively, of loans for others.

    The Company follows SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities. The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained in accordance with SFAS No. 125. The Company records mortgage servicing rights and the loans based on relative fair values at the date of origination. In April 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

    Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, "Accounting for Mortgage Securities Retained after the securitizations of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

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

    In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.


    Restrictions On Cash And Due From Banks

    Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a non-interest bearing account. The amounts of those reserves and cash balances at December 31, 2001 and 2000 were approximately $399,000 and $300,000, respectively.

    Earnings Per Common Share

    The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

    Employee Benefit Plans

    Lakeland has certain employee benefit plans covering substantially all employees. Lakeland accrues such costs as incurred.

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

    Statement Of Cash Flows

    Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $4.6 million, $4.2 million and $2.8 million in 2001, 2000 and 1999, respectively. Cash paid for interest was $23.7 million, $20.8 million and $20.3 million in 2001, 2000 and 1999, respectively.

                                                                          2001          2000         1999
                                                                          -------------------------------
                                                                                   (in thousands)
Supplemental schedule of noncash investing and
    financing activities:
  Transfer of securities available for sale to securities held
    to maturity                                                         $ ----        $ ----    $25,396
  Transfer of loans receivable to other real estate owned                  563           326        457
  Loans to facilitate the sale of other real estate owned                  183           ---        475

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

                                                                                        December 31, 2001
                                                                              -----------------------------------
                                                                                         (in thousands)
                                                                                               Tax        Net of
                                                                              Before tax    (expense)      Tax
                                                                                amount       benefit      amount
                                                                              ----------   ----------    --------
  Unrealized gains (losses) on investment securities
       Unrealized holding gains arising during the period                     $   2,492       ($867)      $ 1,625
       Less: reclassification adjustment for losses realized in net income          (57)         20           (37)
                                                                              ---------     -------       -------
       Other comprehensive income, net                                        $   2,549       ($887)      $ 1,662
                                                                              =========     =======       =======

                                                                                        December 31, 2000
                                                                              -----------------------------------
                                                                                          (in thousands)
                                                                                               Tax        Net of
                                                                              Before tax    (expense)      Tax
                                                                                amount       benefit      amount
                                                                              ---------     ---------     -------
  Unrealized gains (losses) on investment securities
     Unrealized holding gains arising during the period                       $   2,891     ($1,103)      $ 1,788
     Less: reclassification adjustment for losses realized in net income           (529)        198          (331)
                                                                              ---------     -------       -------
  Other comprehensive income, net                                             $   3,420     ($1,301)      $ 2,119
                                                                              =========     =======       =======

                                                                                        December 31, 1999
                                                                              -----------------------------------
                                                                                         (in thousands)
                                                                                               Tax        Net of
                                                                              Before tax    (expense)       Tax
                                                                                amount       benefit       amount
                                                                              ----------    ---------     -------
  Unrealized gains (losses) on investment securities
        Unrealized holding gains arising during the period                      ($5,132)    $ 1,930       ($3,202)
        Less: reclassification adjustment for losses realized in net income          32         (12)           20
                                                                              ---------     -------       -------
  Other comprehensive losses, net                                               ($5,164)    $ 1,942       ($3,222)
                                                                              =========     =======       =======

    Other Information

    On June 29, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements may result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

    On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for possible loan losses in accordance with US GAAP. The adoption of SAB No. 102 did not have a material impact on the Company's financial position or results of operations.


    Goodwill

    Goodwill resulting from the acquisition of NIA National Leasing Inc. (NIA) in 2000 is being amortized on a straight line basis over approximately 15 years and is included in other assets. The unamortized balance at December 31, 2001 and 2000 was $2.4 million and $2.5 million, respectively. Amortization expense for the years ended December 31, 2001 and 2000 was $179,000 and $131,000, respectively.

    Reclassifications

    Certain reclassifications have been made to the prior period financial statements to conform to the 2001 presentation.

NOTE 2 - ACQUISITIONS

    On April 4, 2000, Lakeland purchased NIA. NIA leases equipment to small to medium size businesses. The transaction was accounted for under the purchase method of accounting. Lakeland recorded $2.6 million of goodwill to be amortized over 15 years. The results of operations for the period April 4, 2000 through December 31, 2000 are included in the Company's income. NIA was merged into Lakeland and is a division of Lakeland.

    On July 15, 1999, the Company completed a merger with High Point Financial Corp. (High Point). Under the terms of the merger, each share of High Point common stock not previously owned by the Company was converted into 1.20 shares of Company common stock, resulting in the issuance of 4,587,143 shares of the Company's common stock and The National Bank of Sussex County
    (NBSC) became a wholly-owned subsidiary of the Company. This merger was accounted for under the pooling of interests method of accounting. As of June 29, 2001, NBSC was merged into Lakeland. There was no impact on results of operations.

    The results of operations of previous separate companies follow:

                                                                             December 31, 1999
                                                                                               Net
                                                                      Net Interest Income    Income
                                                                         (in thousands)
    -----------------------------------------------------------------------------------------------
    Lakeland Bancorp, Inc.                                                    $28,473        $4,352
    The National Bank of Sussex County as of July 15, 1999                      5,317         1,048
    -----------------------------------------------------------------------------------------------
                                                                              $33,790        $5,400
    ===============================================================================================

NOTE 3 - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and the fair value of the Company's available for sale and held to maturity securities are as follows:

AVAILABLE FOR SALE                         December 31, 2001                                       December 31 2000
------------------------------------------------------------------------------------------------------------------------------------
                                             Gross         Gross                                     Gross         Gross
                            Amortized   Unrealized    Unrealized          Fair      Amortized   Unrealized    Unrealized       Fair
                                 Cost        Gains        Losses         Value           Cost        Gains        Losses      Value
------------------------------------------------------------------------------------------------------------------------------------
                                           (in thousands)                                          (in thousands)
U.S. Treasury and
  U.S. government
agencies                     $ 13,617      $    99      $  (105)      $ 13,611       $ 69,412      $   370      $  (659)   $ 69,123
Mortgage-backed securities    198,474        2,054         (683)       199,845         53,014          607          (44)     53,577
Obligations of states and
  political subdivisions       37,369          510         (226)        37,653         34,421          172         (238)     34,355
Other debt securities           8,672          317         (150)         8,839         20,617          209         (823)     20,003
Equity securities              12,763          371          ---         13,134         10,778           44          ---      10,822
------------------------------------------------------------------------------------------------------------------------------------
                             $270,895      $ 3,351      $(1,164)      $273,082       $188,242      $ 1,402      $(1,764)   $187,880
====================================================================================================================================

HELD TO MATURITY                           December 31, 2001                                       December 31 2000
------------------------------------------------------------------------------------------------------------------------------------
                                             Gross         Gross                                     Gross         Gross
                            Amortized   Unrealized    Unrealized          Fair      Amortized   Unrealized    Unrealized       Fair
                                 Cost        Gains        Losses         Value           Cost        Gains        Losses      Value
------------------------------------------------------------------------------------------------------------------------------------
                                           (in thousands)                                          (in thousands)
U.S. Treasury and
  U.S. government agencies    $29,929       $1,022      $   ---       $ 30,951      $  55,476        $ 286    $   (142)    $  55,620
Mortgage-backed securities     19,907          333           (3)        20,237         26,612          133        (210)       26,535
Obligations of states and
  political subdivisions       13,397          360           (3)        13,754         14,832           58         (75)       14,815
Other debt securities           7,026          160          (27)         7,159         10,940          ---        (599)       10,341
------------------------------------------------------------------------------------------------------------------------------------
                              $70,259       $1,875      $   (33)      $ 72,101      $ 107,860        $ 477    $ (1,026)    $ 107,311
====================================================================================================================================


The following table lists maturities of debt and equity securities classified as available for sale and held to maturity:

                                                                                       December 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                        Available for Sale           Held to Maturity
                                                                   Amortized             Fair   Amortized          Fair
                                                                        Cost            Value        Cost         Value
-----------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Due in one year or less                                            $  2,065        $   2,093      $ 13,530     $ 13,687
Due after one year through
  five years                                                         25,763           26,364        35,322       36,614
Due after five years through ten
  years                                                              21,306           21,394         1,400        1,461
Due after ten years                                                  10,524           10,252           100          102
-----------------------------------------------------------------------------------------------------------------------

                                                                     59,658           60,103        50,352       51,864
Mortgage-backed securities                                          198,474          199,845        19,907       20,237
Other investments                                                    12,763           13,134           ---          ---
-----------------------------------------------------------------------------------------------------------------------
Total securities                                                   $270,895        $ 273,082      $ 70,259     $ 72,101
=======================================================================================================================



                                                    Year ended December 31,
                                              ---------------------------------
                                              2001           2000          1999
                                              ----           ----          ----
                                                        (in thousands)

          Sales proceeds                      $ 53,660    $  29,756   $  12,801
          Gross gains                            1,043           54          38
          Gross losses                           1,100          582           6

    In 2001, the Company sold investment securities that were classified as held to maturity totaling $2.3 million as a result of the significant deterioration in the issuers' creditworthiness. The Company recorded a loss of $200,000 on the sale of these securities.

    Securities with a carrying value of approximately $29.2 million and $29.5 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

NOTE 4 - LOANS



                                                         December 31,
                                                       2001        2000
-------------------------------------------------------------------------
                                                       (in thousands)
Commercial                                           $251,821    $222,222
Real estate-mortgage                                  156,251     148,178
Real estate-construction                               15,598      12,757
Home Equity and Consumer                              176,404     137,850
-------------------------------------------------------------------------
Total loans                                           600,074     521,007
  Less:deferred costs                                  (1,885)       (834)
-------------------------------------------------------------------------
Loans net of deferred costs                          $601,959    $521,841
=========================================================================



    Changes in the allowance for possible loan losses are as follows:

                                                      Year ended December 31,
                                                    -------------------------
                                                    2001      2000      1999
                                                   -----     -----     -----
                                                         (in thousands)
       Balance at beginning of year                $ 8,890   $ 7,668   $ 7,984
       Provision for possible loan losses            1,600     2,000     1,781
       Loans charged off                            (2,650)   (1,267)   (2,423)
       Recoveries                                      380       489       326
                                                   -------   -------   -------

       Balance at end of year                      $ 8,220   $ 8,890   $ 7,668
                                                   =======   =======   =======

    The balance of impaired loans was $3.3 million and $4.5 million at December 31, 2001 and 2000, respectively. Lakeland identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for possible loan losses associated with impaired loans was $548,000, $839,000 and $511,000 at December 31, 2001, 2000 and 1999, respectively. The average recorded investment on impaired loans was $4.2 million, $4.6 million and $4.3 million during 2001, 2000 and 1999, respectively, and the income recognized, primarily on the cash basis, on impaired loans was $428,000, $585,000, and $325,000 during 2001, 2000 and 1999, respectively. Interest which would have been accrued on impaired loans during 2001, 2000 and 1999 was $311,000, $517,000 and $486,000, respectively. Lakeland's policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. Lakeland recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Lakeland; if these factors do not exist, Lakeland will not recognize income.

    Loans past due 90 days or more are those loans as to which payment of interest or principal is in arrears for a period of 90 days or more but is adequately collateralized as to interest and principal or is in the process of collection. Non-performing loans consist of non-accrual loans and renegotiated loans. Non-accrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers' financial difficulties. Interest on these loans is either accrued or credited directly to interest income. Loans past due 90 days or more and non-performing loans were as follows:

                                                       December 31,
                                             -------------------------------
                                               2001         2000        1999
                                             -------------------------------
                                                        (in thousands)
Loans past due 90 days or more               $1,370       $1,992      $2,210
                                             ===============================

Non-performing loans:
   Non-accrual loans                         $1,985       $2,564      $2,961
   Renegotiated loans                           ---          ---         389
                                             -------------------------------
                                             $1,985       $2,564      $3,350
                                             ===============================

    The impact of the above non-performing loans on interest income is as follows:

                                                                          December 31,
                                                              --------------------------------
                                                                2001         2000         1999
                                                              -------       ------       -----
                                                                        (in thousands)
  Interest income if performing in accordance with
      original terms                                          $ 311         $ 517        $  486
  Interest income actually recorded                             327           446           348
                                                              -----         -----        ------

                                                              $ (16)        $  71        $  138
                                                              =====         =====        ======

    Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans at December 31, 2001, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. At December 31, 2001, loans to these related parties amounted to $15.0 million. An analysis of activity in loans to related parties at December 31, 2001, resulted in new loans of $15.0 million and repayments of $11.7 million in 2001.

NOTE 5 - PREMISES AND EQUIPMENT


                                                      Estimated           December 31,
                                                    useful lives       2001        2000
----------------------------------------------------------------------------------------
                                                                         (in thousands)
Land                                                                 $ 4,143     $ 4,179
Buildings and building improvements                 10 to 50 years    18,729      17,507
Leasehold improvements                              10 to 50 years     1,615       1,613
Furniture, fixtures and equipment                    2 to 30 years    12,207      12,227
========================================================================================
                                                                      36,694      35,526
Less accumulated depreciation and amortization                        11,909      11,130
----------------------------------------------------------------------------------------
                                                                     $24,785     $24,396
========================================================================================



NOTE 6 - DEPOSITS

At December 31, 2001, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
----
2002                                   $191,064
2003                                     22,110
2004                                      9,831
2005                                      9,524
2006                                        823
Thereafter                                1,412
                                       --------
                                       $234,764
                                       ========


NOTE 7 - Debt

    Lines of Credit

    As of December 31, 2001, Lakeland had approved but unused overnight borrowing capacity with the Federal Home Loan Bank (FHLB) of New York, collateralized by FHLB stock, of $62.0 million. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2001 and 2000, there were no related outstanding borrowings. As of December 31, 2001, Lakeland had overnight federal funds lines available for it to borrow $11.5 million.

    Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

    Borrowed money at December 31, 2001 and 2000 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland's control. The following table summarizes information relating to those securities sold for 2001, 2000 and 1999. For purposes of the table, the average amount outstanding was calculated based on a daily average.

                                                                       2001          2000       1999
                                                                    ---------------------------------
                                                                              (in thousands)
Balance at December 31                                              $19,920       $10,650     $10,489
Interest rate at December 31                                           3.34%         5.09%       4.02%
Maximum amount outstanding at any month-end during the year         $34,267       $26,513     $18,351
Average amount outstanding during the year                          $13,482       $13,350     $13,981
Weighted average interest rate during the year                         3.40%         4.61%       3.70%


    Long-Term Debt

    Lakeland has a $10.0 million convertible advance with the FHLB of New York. The borrowing has an interest rate of 5.10% and a maturity date of January 12, 2011, subject to the FHLB's option to convert this advance on January 12, 2004 and quarterly thereafter. If the Company chooses not to replace the funding, the Company will repay the convertible advance including any accrued interest on the optional conversion date.

    Lakeland sold $10.0 million in securities under an agreement to repurchase to the FHLB of New York. The securities bear an interest rate of 5.77% and have a maturity date of November 8, 2010, subject to the FHLB's option to convert this advance on November 6, 2002 and quarterly thereafter. If the Company chooses not to replace the funding, the Company will repay the convertible advance including any accrued interest on the optional conversion date.

    Lakeland has a $1.0 million five year convertible advance with the FHLB of New York. The borrowing has an interest rate of 5.03% and a maturity date of April 13, 2004, subject to the FHLB's option to convert this advance quarterly. The FHLB may convert the advance with four business days notice for the same or less principal amount at the then current market rates. If the Company chooses not to replace the funding, the Company will repay the convertible advance including any accrued interest on the optional conversion date.

  NOTE 8 - STOCKHOLDERS' EQUITY

    On October 10, 2001, the Company's Board of Directors authorized a 5% stock dividend, which was distributed on November 15, 2001.

    In January 2001, the Company announced a stock repurchase program for the purchase of up to 262,500 shares of the Company's outstanding common stock over the next year. During 2001, the Company purchased 126,870 shares of its outstanding common stock at an average price of $11.97 per share for an aggregate cost of $1.5 million.

    On October 11, 2000, the Company's Board of Directors authorized a 5% stock dividend, which was distributed on November 15, 2000.

    In March 2000, the Company approved a stock repurchase plan of 220,500 shares of its common stock. During 2000, the Company purchased 217,120 shares of its outstanding common stock under the program at an average price of $10.26 per share for an aggregate cost of $2.2 million.

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

  NOTE 9 -  SHAREHOLDER PROTECTION RIGHTS PLAN

    The Company adopted a Shareholder Rights Plan (the Rights Plan) in 2001 to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the Company distributed a dividend of one right to purchase a unit of preferred stock on each outstanding common share of the Company. The rights are not currently exercisable or transferable, and no separate certificates evidencing such rights will be distributed, unless certain events occur. The rights have an expiration date of September 4, 2011.

    After the rights become exercisable, under certain circumstances, the rights (other than rights held by a 15.0% beneficial owner or an "adverse person") will entitle the holders to purchase the Company's common shares at a substantially reduced price.

    The Company is generally entitled to redeem the rights at $0.001 per right at any time before the Rights become exercisable. Rights are not redeemable following an "adverse person" determination.

    The Rights Plan was not adopted in response to any specific effort to acquire control of the Company. The issuance of rights had no dilutive effect, did not affect the Company's reported earnings per share, and was not taxable to the Company or its shareholders.

  NOTE 10 - INCOME TAXES

    The components of income taxes are as follows:

                                                Years Ended December 31,
                                             2001         2000        1999
--------------------------------------------------------------------------
                                                    (in thousands)
  Current                                  $5,010       $5,798      $2,367
  Deferred (benefit)                          (57)      (1,103)        347
--------------------------------------------------------------------------
Total provision for income taxes           $4,953       $4,695      $2,714
==========================================================================



    The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate is as follows:

                                                      Years Ended December 31,
                                                   2001         2000       1999
                                                 ------------------------------
                                                           (in thousands)
Federal income tax, at statutory rates           $5,432        $4,998    $2,757
Increase (deduction) in taxes resulting from:
  Non-taxable interest income                      (811)         (848)     (797)
  State income tax, net of federal
    income tax effect                               100           272       243
  Other-net                                         232           273       511
-------------------------------------------------------------------------------
Provision for income taxes                       $4,953        $4,695    $2,714
===============================================================================

    The net deferred tax asset consisted of the following:

                                                                December 31,
                                                            2001          2000
------------------------------------------------------------------------------
Deferred tax assets:                                            (in thousands)
  Allowance for possible loan losses                      $3,284        $3,526
  Valuation reserves for land held for sale and other
    real estate                                              660           660
  Non-accrued interest                                       312           405
  Depreciation                                               369           212
  Deferred compensation                                      677           756
  Other, net                                                  22            35
  Unrealized losses on securities available for sale         ---           100
                                                          ------        ------
Deferred tax assets                                        5,324         5,694
                                                          ======        ======

Deferred tax liabilities:
  Unrealized gains on securities available for sale          787           ---
  Other                                                      540           867
                                                          ------        ------
Deferred tax liabilities                                   1,327           867
                                                          ======        ======

Net deferred tax assets, included in other assets         $3,997        $4,827
                                                          ======        ======

NOTE 11 - EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                                                Year ended December 31, 2001
                                                                     ----------------------------------------------
                                                                         (in thousands except per share amounts)
                                                                        Income           Shares          Per share
                                                                     (numerator)     (denominator)         amount
                                                                     -----------     -------------      ----------
        Basic earnings per share
           Net income available to common shareholders                $   11,023          13,730         $   0.80

        Effect of dilutive securities
           Stock options                                                      --             168            (0.01)
                                                                      ----------         -------         --------
        Diluted earnings per share
           Net income available to common shareholders
              plus assumed conversions                                $   11,023          13,898         $   0.79
                                                                      ==========         =======         ========

     Options to purchase 125,250 shares of common stock at $16.80 per share were outstanding during 2001. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                              Year ended December 31, 2000
                                                                     ----------------------------------------------
                                                                         (in thousands except per share amounts)
                                                                        Income           Shares          Per share
                                                                     (numerator)     (denominator)        amount
                                                                     -----------     -------------      ----------
        Basic earnings per share
           Net income available to common shareholders               $   10,005          13,913         $   0.72

        Effect of dilutive securities
           Stock options                                                     --              81            (0.01)
                                                                     ----------         -------         --------
        Diluted earnings per share
           Net income available to common shareholders
              plus assumed conversions                               $   10,005          13,994         $   0.71
                                                                     ==========         =======         ========

     Options to purchase 127,207 shares of common stock at $9.76 per share were outstanding during 2000. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                                Year ended December 31, 1999
                                                                     ----------------------------------------------
                                                                         (in thousands except per share amounts)
                                                                      Income           Shares             Per share
                                                                    (numerator)    (denominator)           amount
                                                                    -----------    -------------         ----------
        Basic earnings per share
           Net income available to common shareholders               $    5,400          13,960         $   0.39

        Effect of dilutive securities
           Stock options                                                     --              56            (0.00)
                                                                     ----------         -------         --------
        Diluted earnings per share
           Net income available to common shareholders
              plus assumed conversions                               $    5,400          14,016         $   0.39
                                                                     ==========         =======         ========

NOTE 12 - EMPLOYEE BENEFIT PLANS

     Profit Sharing Plan

     Lakeland has a profit sharing plan for all its eligible employees. Lakeland's annual contribution to the plan is determined by Lakeland's Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by Lakeland were approximately $450,000 for 2001 and $250,000 for each of the years ended December 31, 2000 and 1999.

     Salary Continuation Agreements

     NBSC entered into a salary continuation agreement during 1996 with its former Chief Executive Officer and its President which entitle them to certain payments upon their retirement. As part of the merger, Lakeland placed in trusts amounts equal to the present value of the amounts that would be owed to them in their retirement. These amounts would be $722,000 for the Chief Executive Officer and $381,000 for the President. Lakeland has no further obligation to pay additional amounts pursuant to these agreements.

     Former CEO Retirement Benefits

     Metropolitan entered into an agreement in January 1997 with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a 15-year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period as well as certain retiree medical benefits. The present value of this obligation was charged to operations. During 2001, 2000 and 1999, $41,000, $35,000 and $179,000 respectively, was charged to operations related to these obligations.

     Retirement Savings Plans (401K plans)

     NBSC had a retirement savings plan (commonly known as a "401(k)") covering qualified employees. NBSC's contributions to the 401(k) totaled $83,000 in 2000 and $86,000 in 1999. No contributions were made in 2001. NBSC's 401(k) plan was merged into Lakeland's at the time of merger.

     Prior to its merger into Lakeland, Metropolitan had a 401(k) plan covering substantially all employees. Beginning January 1, 1998, Metropolitan matched 50% of employee contributions for all participants, not to exceed 5% of their total salary. Contributions made by Metropolitan were $26,000 for the year ended December 31, 1999.

     Employee Stock Ownership Plan

     NBSC had an Employee Stock Ownership Plan ("ESOP"). NBSC's contributions to the ESOP totaled $200,000 for December 31, 1999. No contributions were made in the years ended December 31, 2001 and 2000.

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

The accumulated postretirement benefit obligations (APBO's) as of December 31, 2001 and 2000 were as follows:

(in thousands)                                                           2001          2000
--------------------------------------------------------------------------------------------
Accumulated post retirement benefit obligation, January 1               $ 495         $ 375
Service cost                                                               28            28
Interest Cost                                                              23            31
Actuarial loss                                                           (184)          (40)
Estimated benefit payments                                                (29)          (26)
--------------------------------------------------------------------------------------------
  Total accumulated post retirement benefit obligation                    333           368
Unrecognized net gain due to past experience different from
  that assumed and effects of changes in assumptions made                 120            26
Unamortized transition obligation                                         (64)          (70)
--------------------------------------------------------------------------------------------
  Accrued accumulated post retirement benefit obligation                $ 389         $ 324
============================================================================================

     Because changes to the Company's postretirement benefit plan reduced the number of employees eligible for postretirement benefits and reduced the time period for which they would be eligible, a curtailment gain was recognized in 2000.

     The components of net periodic post retirement benefit cost are as follows:

(in thousands)                                                                     2001     2000   1999
--------------------------------------------------------------------------------------------------------
Service cost, benefits attributed to employee service during the year              $ 28     $ 28   $ 12
Interest cost on APBO                                                                23       31     15
Recognition of curtailment gain                                                       -      (24)   ---
Amortization of prior service cost                                                   47       47    ---
Amortization of transition obligation                                                 6        6      8
Amortization of gains                                                               (26)     (15)   (13)
--------------------------------------------------------------------------------------------------------
  Net periodic postretirement cost                                                 $ 78     $ 73   $ 22
========================================================================================================

     The discount rate used to determine the Company's APBO for 2001 was 6.50%, for 2000 was 7.75% and for 1999 was 7.25%. The rate of increase projected for future compensation levels was 4.0%. The Company projected that the cost of medical benefits would increase at the following rates: 9.0% beginning in 2002 grading down to 5.0% in 2008 and each year thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                                            Increase      Decrease
                                                                                            --------      --------
     Effect on total of service and interest cost components                                 50.6%         (41.8%)
     Effect on the postretirement benefit obligation                                         47.1%         (39.0%)

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

NOTE 13 - DIRECTORS RETIREMENT PLAN

     The Company provides a plan that any director who completes ten years of service may retire and continue to be paid for a period of ten years at a rate of $5,000, $7,500, $10,000, $12,500 or $13,500 per annum, depending upon years of credited service. This plan is unfunded. The following tables present the status of the plan and the components of net periodic plan cost for the years then ended.

                                                                                    December 31,
                                                                             ------------------------
                                                                               2001            2000
                                                                             -------          -------
                                                                                 (in thousands)
     Actuarial present value of benefit obligation
        Vested                                                                $ 400            $ 355
        Nonvested                                                                13                7
                                                                              -----            -----

                                                                              $ 413            $ 362
                                                                              =====            =====

     Projected benefit obligation                                             $ 488            $ 416
     Unrecognized net gain (loss)                                               (35)              38
     Unrecognized prior service cost being amortized over fifteen years        (240)            (288)
                                                                              -----            -----

     Accrued plan cost included in other liabilities                          $ 213            $ 166
                                                                              =====            =====

                                                                           Year ended December 31,
                                                                    ----------------------------------
                                                                     2001        2000           1999
                                                                    -------     ------         -------
                                                                            (in thousands)
     Net periodic plan cost included the following components:
        Service cost                                                  $ 5           $ 3           $ 1
        Interest cost                                                  33            29            21
        Amortization of prior service cost                             32            29            16
                                                                      ---           ---           ---
                                                                      $70           $61           $38
                                                                      ===           ===           ===

     A discount rate of 7% was assumed in the plan valuation. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

NOTE 14  - STOCK OPTION PLANS

     Employee Incentive Stock Option Plans

     In February 2000, the Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company. The program also provides for the automatic grant of stock options to independent directors of the Company. The plan covers options to purchase up to 1,047,375 shares of common stock of the Company.

     During 2000, the Company granted supplemental options to purchase 303,187 shares of common stock to the non-employee directors of the Company. These are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. As of December 31, 2001 and 2000, 256,462 and 286,650 options were outstanding, respectively.

     During 2001, the Company granted options to purchase 125,250 shares of common stock to key employees. Similarly, during 2000, the Company granted options to purchase 212,210 shares of common stock to key employees. The shares are exercisable in four equal installments on the first, second, third and fourth anniversary of the date of grant. As of December 31, 2001 and 2000, options to purchase common stock are 324,186 and 207,801, respectively.

     In addition to the 2000 Equity Compensation program, the Company has assumed the outstanding options granted under three employee stock option plans established by High Point (the High Point Plans). The 1997 plan covers options to purchase up to 178,500 shares; the 1990 plan covers options to purchase up to 66,150 shares; and the 1987 plan covers options to purchase up to 66,221 shares. As of December 31, 2001 and 2000, 40,992 and 72,429 options were outstanding under the High Point Plans.

     Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                  2001            2000           1999
                                                                -------         -------         -------
                                                                 (in thousands, except per share data)
          Net income                              As reported   $11,023         $10,005         $5,400
                                                  Pro forma      10,502           9,891          5,335

          Net income per common share - basic     As reported   $  0.80         $  0.72         $ 0.39
                                                  Pro forma        0.76            0.71           0.38

          Net income per common share - diluted   As reported   $  0.79         $  0.71         $ 0.39
                                                  Pro forma        0.76            0.70           0.38

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001 and 2000: dividend rate of 2% and 3%, expected volatility of 36% and 28%, risk-free interest rate of 4.30% and 5.50%, and expected lives of 7 years. There were no options granted in 1999.

     A summary of the status of the Company's option plans as of December 31, 2001, 2000 and 1999 and the changes during the years ending on those dates is represented below:

                                                 2001                      2000                      1999
                                       -----------------------------------------------------------------------------
                                                      Weighted                   Weighted                   Weighted
                                                       average                    average                    average
                                          Number of   exercise      Number of    exercise      Number of    exercise
                                             shares      price         shares       price         shares       price
                                       -----------------------------------------------------------------------------
Outstanding, beginning of year              566,878     $ 8.38         91,066   $    5.24        144,207      $ 5.27
Granted                                     125,250      16.80        515,397        8.82            ---         ---
Exercised                                   (25,158)      7.19        (35,175)       6.70        (51,818)       5.22
Forfeited                                   (45,328)      6.93         (4,410)       8.50         (1,323)       9.54
                                       -----------------------------------------------------------------------------

Outstanding, end of year                    621,642     $10.23        566,878   $    8.38         91,066      $ 5.24

Options exercisable at year-end             180,531                   116,529                     91,066
                                       ============                ==========                   ========

Weighted average fair value
 of options granted during the year    $       6.03                             $    2.76                     $    -
                                       ============                             =========                     ======

     The following table summarizes information about options outstanding at December 31, 2001:

                                Options outstanding                                        Options exercisable
     ----------------------------------------------------------------------------   ---------------------------------
                                                  Weighted
                               Number              average             Weighted        Number            Weighted
                            outstanding at       remaining              average      outstanding at       average
            Range of         December 31,        contractual           exercise      December 31,        exercise
       exercise prices          2001             life (years)            price          2001              price
     -------------------   ---------------    ----------------       ------------   ---------------    --------------
        $  5.10                38,346                4.0                $  5.10         38,346           $  5.10
           8.50 - 9.76        458,046                8.4                   8.86        142,185              8.80
          16.80               125,250               10.0                  16.80             --             16.80
                              -------                                                  -------
                              621,642                                                  180,531
                              =======                                                  =======

NOTE 15 - COMMITMENTS AND CONTINGENCIES

     Lease Obligations

     Rentals under long-term operating leases amounted to approximately $482,000, $342,000 and $325,000 for the years ended December 31, 2001, 2000 and 1999, respectively, including rent expense to related parties of $146,000, in 2001, $33,000 in 2000 and $58,000 in 1999. At December 31,
     2001, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2018 are as follows(in thousands):

          December 31,
          ------------

               2002                                           $  592,000
               2003                                              569,000
               2004                                              585,000
               2005                                              587,000
               2006                                              548,000
               Thereafter                                      1,647,000
                                                              ----------

                                                              $4,528,000
                                                              ==========

     Litigation

Beginning in February 2001, Lakeland purchased four separate portfolios of predominantly commercial leases totaling $18.0 million from a third party. The third party obtained surety bonds from three surety companies to guarantee each lessee's performance. Relying on these surety bonds, Lakeland and other investors purchased the leases and the third party's right to payment under the various surety bonds. The third party continued to act as sub-servicer and is required to collect and forward payments to Lakeland on a monthly basis.

While prior months' amounts had been current, the third party failed to forward to Lakeland the required amounts due since late December 2001, and, accordingly, Lakeland demanded payment from the three surety companies. Lakeland has received payment from one of the three surety companies in the amounts required under the surety bonds. This surety company stated that it is their intent to continue to make payments subject to a reservation of its rights to seek recoupment of such payments in the future. As of March 27, 2002, Lakeland has not yet received payment from the other two surety companies of approximately $850 thousand, which represents past due principal and interest through March 20, 2002 related to $11.3 million of outstanding principal under the leases.

On February 25, 2002, Lakeland received a copy of an amended complaint filed by one of the surety companies against the third party and several other parties, in which Lakeland and other investors are also named as defendants. The complaint, which was filed in the United States District Court for the Southern District of California on February 20, 2002, alleges among other things that the third party fraudulently induced the insurer to issue the surety bonds, and that the surety bonds are therefore void. Lakeland has engaged in significant dialogue with the surety companies in an effort to avoid litigation. However, since the two surety companies have not been able to give the Company an acceptable time frame and course of action, Lakeland is preparing to commence suit.

Based on its examination of these matters and discussions with legal counsel, Lakeland believes that it has substantial and meritorious positions and claims in the above matter including the fact that each surety bond states that the surety company shall not assert fraud as a defense to paying any claim under the bond. The Company intends to vigorously exercise all its rights and remedies to obtain the required payments.

From time to time, the Company and its subsidiaries are defendants in legal proceedings relating to their respective businesses. While the ultimate outcome of the above mentioned matter cannot be determined at this time, management does not believe that the outcome of any pending legal proceeding will materially affect the consolidated financial position of the Company, but could possibly be material to the consolidated results of operations of any one period.

NOTE 16 -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
           OF CREDIT RISK

     Lakeland is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement Lakeland has in particular classes of financial instruments.

     Lakeland's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. Lakeland uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Unless noted otherwise, Lakeland does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                            December 31,
                                                                                        ---------------------
                                                                                            2001      2000
                                                                                        ---------------------
                                                                                            (in thousands)
          Financial instruments whose contract amounts represent credit risk
                Commitments to extend credit                                              $96,930   $74,920
                Standby letters of credit and financial guarantees written                  4,352     5,191

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Lakeland evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Lakeland upon extension of credit, is based on management's credit evaluation.

     Standby letters of credit are conditional commitments issued by Lakeland to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2001 and 2000 varies up to 100%.

     Lakeland grants loans primarily to customers in its immediately adjacent suburban counties which include Bergen, Morris, Passaic, Sussex and Essex counties in Northern New Jersey and surrounding areas. Although Lakeland has a diversified loan portfolio, a large portion of its loans are secured by commercial or residential real property. Lakeland does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Although Lakeland has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy. Commercial and standby letters of credit were granted primarily to commercial borrowers.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2001 and 2000 are outlined below.

     For cash and cash equivalents and interest bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

     The net loan portfolio at December 31, 2001 and 2000 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

     The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                                                      December 31,
                                                   ----------------------------------------------------
                                                                2001                     2000
                                                   ----------------------------------------------------
                                                        Carrying    Estimated    Carrying    Estimated
                                                           Value   fair value       Value   fair value
-------------------------------------------------------------------------------------------------------
Financial Assets:                                                    (in thousands)
  Cash and cash equivalents                             $ 48,615     $ 48,615    $ 49,851     $ 49,851
  Investment securities available for sale               273,082      273,082     187,880      187,880
  Investment securities held to maturity                  70,259       72,101     107,860      107,311
  Loans                                                  600,074      604,106     521,007      521,654

Financial Liabilities:
  Deposits                                              $912,110     $861,845    $800,762     $800,296
  Securities sold under agreements to repurchase          19,920       19,946      10,650       10,647
  Long-term debt                                          21,004       23,144      11,000       11,200
Commitments:
  Standby letters of credit                                  ---            2         ---            6

NOTE 18 - REGULATORY MATTERS

     The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

     The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the banks will be unimpaired, and (1) the banks will have a surplus, as defined, of not less than 50% of their capital, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of the banks. Under these limitations, approximately $6.6 million was available for payment of dividends from Lakeland to the Company as of December 31, 2001.

    The Company and Lakeland are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and Lakeland's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's and Lakeland's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Lakeland's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

    As of December 31, 2001, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

    As of December 31, 2001 and 2000, the Company, Lakeland and NBSC (in 2000) have the following capital ratios:


                                                                                               To be well
                                                                                            capitalized under
                                                                     For capital            prompt corrective
                                               Actual             adequacy purposes         action provisions
                                      -----------------------   ----------------------    ----------------------
                                        Amount        Ratio       Amount        Ratio       Amount      Ratio
                                      ---------    ----------   ----------     -------    ----------  ----------
                                                                (dollars in thousands)
       As of December 31, 2001
          Total capital
             (to risk-weighted
             assets)
                 Company                $90,610        13.61%      *$54,218    *8.00%         N/A         N/A
                 Lakeland                81,492        12.54         51,990     8.00        *$64,988     *10.00%

          Tier I capital
              (to risk-weighted
              assets)
                 Company                $82,419        12.36%      *$26,209    *4.00%         N/A         N/A
                 Lakeland                73,368        11.29         25,995     4.00        *$38,993     *6.00%

          Tier I capital
              (to average assets)
                 Company                $82,419         7.86%      *$41,231    *4.00%         N/A         N/A
                 Lakeland                73,368         7.16         41,017     4.00        *$51,271     *5.00%

* represents more than or equal to

                                                                                                To be well
                                                                                            capitalized under
                                                                      For capital           prompt corrective
                                               Actual             adequacy purposes         action provisions
                                      -----------------------   ----------------------    --------------------
                                        Amount        Ratio       Amount      Ratio         Amount       Ratio
                                      ---------    ----------   ----------    --------    ----------  --------
                                                                (dollars in thousands)
       As of December 31, 2000
          Total capital
              (to risk-weighted
              assets)
                 Company              $82,395        14.84%     *$44,426     *8.00%          N/A          N/A
                 Lakeland              54,288        13.87        31,303      8.00        *$39,129      *10.00%
                 NBSC                  24,736        14.90        13,277      8.00          16,596       10.00

          Tier I capital
              (to risk-weighted
              assets)
                 Company              $75,430        13.58%     *$22,213     *4.00%          N/A          N/A
                 Lakeland              49,555        12.66        15,652      4.00        *$23,478       *6.00%
                 NBSC                  22,636        13.64         6,639      4.00           9,958        6.00

          Tier I capital
              (to average assets)
                 Company              $75,430         8.47%     *$35,617     *4.00%          N/A          N/A
                 Lakeland              49,555         8.32        23,824      4.00        *$29,780       *5.00%
                 NBSC                  22,636         7.31        12,382      4.00          15,478        5.00

* represents more than or equal to

  NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company's results of operations.



                                                           Quarter ended
                                       ----------------------------------------------------
                                          March 31,   June 30, September 30,  December 31,
                                           2001        2001         2001          2001
                                       ----------------------------------------------------
                                                  (In Thousands, Except Per Share Amounts)
Total interest income                       $15,450     $15,592       $16,196       $16,085
Total interest expense                        6,136       5,807         5,673         5,215
                                       ----------------------------------------------------
Net interest income                           9,314       9,785        10,523        10,870
Provision for possible loan losses              400         400           400           400
Noninterest income                            1,982       2,158         2,029         2,178
Gain (loss) on sale of securities                64         (30)            1           (92)
Noninterest expense                           7,421       7,646         8,064         8,075
                                       ----------------------------------------------------
Income before taxes                           3,539       3,867         4,089         4,481
Income taxes                                  1,101       1,199         1,258         1,395
                                       ----------------------------------------------------
  Net income                                $ 2,438     $ 2,668       $ 2,831       $ 3,086
                                       ====================================================

Earnings per share

             Basic                          $  0.18      $ 0.19       $  0.21       $  0.22
             Diluted                        $  0.18      $ 0.19       $  0.20       $  0.22

                                                       Quarter ended
                                      --------------------------------------------------
                                      March 31,   June 30,  September 30,   December 31,
                                       2000        2000          2000           2000
                                      -------------------------------------------------
                                          (In Thousands, Except Per Share Amounts)

Total interest income                    $13,865    $14,023        $14,684       $15,641
Total interest expense                     4,944      5,088          5,569         6,119
                                      --------------------------------------------------
Net interest income                        8,921      8,935          9,115         9,522
Provision for possible loan losses           500        500            500           500
Noninterest income                         1,627      2,166          2,289         2,181
Loss on sale of securities                   (42)       ---            (21)         (466)
Noninterest expense                        6,366      6,991          7,172         6,998
                                      --------------------------------------------------
Income before taxes                        3,640      3,610          3,711         3,739
Income taxes                               1,236      1,176          1,189         1,094
                                      --------------------------------------------------
  Net income                             $ 2,404    $ 2,434        $ 2,522       $ 2,645
                                      ==================================================

Earnings per share
               Basic                      $ 0.17      $0.17          $0.18         $0.20
               Diluted                    $ 0.17      $0.17          $0.18         $0.19

NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY:


                                 BALANCE SHEETS


                                                                                       December 31,
ASSETS                                                                              2001           2000
---------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
  Cash and due from banks                                                       $  1,557         $    418
  Investment securities available for sale                                         3,939              443
  Investment in bank subsidiary                                                   77,672           75,359
  Land held for sale                                                               1,860            1,860
  Other assets                                                                       851              759
---------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                              $ 85,879         $ 78,839
=========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
  Other liabilities                                                             $    312         $    215
  Stockholders' equity                                                            85,567           78,624
---------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 85,879         $ 78,839
=========================================================================================================




CONDENSED STATEMENTS OF OPERATIONS

                                                                      Years Ended December 31,
INCOME                                                             2001           2000         1999
---------------------------------------------------------------------------------------------------
                                                                         (in thousands)
  Dividends from subsidiary                                     $10,355       $ 6,221        $5,010
  Other income                                                      262             3            41
---------------------------------------------------------------------------------------------------
       TOTAL INCOME                                              10,617         6,224         5,051
---------------------------------------------------------------------------------------------------
EXPENSE
  Noninterest expenses                                              464           502         1,662
---------------------------------------------------------------------------------------------------
       TOTAL EXPENSE                                                464           502         1,662
---------------------------------------------------------------------------------------------------
Income before benefit for income taxes                           10,153         5,722         3,389
Benefit for income taxes                                            (71)         (214)         (267)
---------------------------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries                                         10,224         5,936         3,656
Equity in undistributed income of subsidiaries                      799         4,069         1,744
---------------------------------------------------------------------------------------------------
NET INCOME                                                      $11,023       $10,005        $5,400
===================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                              2001           2000         1999
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                   (in thousands)
Net income                                                 $11,023         $10,005       $5,400
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Gain on sale of securities                                 (215)            ---          ---
   (Increase) decrease in other assets                         (92)            530         (447)
   Increase (decrease) in other liabilities                    (12)            ---          171
   Equity in undistributed income of subsidiaries             (799)         (4,069)      (1,744)
------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    9,905           6,466        3,380
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities                                   (3,501)           (393)         ---
  Proceeds from sale of securities available for sale          547             ---          ---
  Proceeds received from option on land held for sale          ---              75          ---
------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                       (2,954)           (318)         ---
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid on common stock                       (4,474)         (3,852)      (3,314)
  Purchase of treasury stock                                (1,519)         (2,244)        (635)
  Exercise of stock options                                    181             236          269
------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                       (5,812)         (5,860)      (3,680)
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         1,139             288         (300)
Cash and cash equivalents, beginning of year                   418             130          430
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $1,557            $418         $130
================================================================================================


ITEM 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not Applicable

                                    PART III
                                    --------

ITEM 10 - Directors and Executive Officers of the Registrant

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and
          Management

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders.

ITEM 13 - Certain Relationships and Related Transactions

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a) 1. The following portions of the Company's consolidated financial statements are set forth in Item 8 of this Annual Report.

          (i)      Consolidated Balance Sheets as of December 31, 2001 and 2000.

          (ii) Consolidated Statements of Income for each of the three years in the period ended December 31, 2001.

          (iii) Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2001.

          (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.

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

       3.2          By-Laws of the Registrant, as amended.

      10.1 Amended and Restated Agreement and Plan of Reorganization, dated as of January 14, 1998, by and between the Registrant and Metropolitan State Bank is incorporated by reference to Appendix A to the Proxy Statement -- Prospectus, dated January 15, 1998, contained in the Registant's Registration Statement on Form S-4 (No. 333-42851).

     10.2 Lakeland Bank Directors' Deferred Compensation Plan is incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

     10.3 Agreement and Plan of Merger, dated as of December 7, 1998, by and between the Registrant and High Point Financial Corp., is incorporated by reference to Annex A to the joint proxy statement prospectus, dated June 8, 1999, contained in the Registrant's Registration Statement on Form S-4 (No 333-79907).

     10.4 Stock Option Agreement, dated as of December 7, 1998, by and between the Registrant and High Point Financial Corp., is incorporated by reference to Annex D to the joint proxy statement prospectus, dated June 8, 1999, contained in the Registrant's Registration Statement on Form S-4 (No.333-79907).

     10.5 Lakeland Bancorp, Inc. 2000 Equity Compensation Program is incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000

     10.6 Employment Agreement - Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.7 Agreement and Plan of Merger, made as of December 8, 1999, between LB and MSB, is incorporated by reference to Exhibit
                    10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.8 Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

     10.9           Change of Control Agreement dated March 1, 2001, among

                    Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.10 Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.11 Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.12 Agreement and Plan of Merger, made as of April 2, 2001, between LB and NBSC, is incorporated by reference to Exhibit
                    10.11 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2001.

21.1                Subsidiaries of Registrant.

23.1                Consent of Grant Thornton LLP Independent Certified
                    Public Accountants.

24.1                Power of Attorney.

99.1                Forward-looking Statement Information.

(b)    Reports on Form 8-K

                    No current reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LAKELAND BANCORP, INC.


Dated:  March 28, 2002            By        /s/ Roger Bosma
      --------------------           ------------------------------------
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

Signature                    Capacity                                  Date
---------                    --------                                  ----

/s/ Roger Bosma              Director, Chief Executive
---------------------        Officer, and President
Roger Bosma


        *
---------------------        Director
Robert B. Nicholson

        *                    Director
---------------------
John W. Fredericks

        *
---------------------        Director
Bruce G. Bohuny

        *                    Director
---------------------
Mary Ann Deacon

        *                    Director
---------------------
Mark J. Fredericks

        *                    Director
---------------------
Stephen R. Tilton, Sr.

        *                    Director
----------------------
Paul P. Lubertazzi

        *                    Director
----------------------
Joseph P. O'Dowd

        *                    Director
----------------------
Arthur L. Zande

                             Director
----------------------
Charles L. Tice

        *
----------------------       Director
George H. Guptill, Jr.

        *
----------------------       Executive Vice President and
Joseph F. Hurley             Chief Financial Officer




*By:  /s/ Roger Bosma
     ----------------
      Roger Bosma
      Attorney-in-Fact