Form 10-K/A
period 2001-12-31
LAKELAND BANCORP INC
filed 2002-04-25
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-K/A1

                     (Amendment No. 1, amending Items 10-13)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number: 33-27312

                             LAKELAND BANCORP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              New Jersey                                    22-2953275
   ---------------------------------                   -------------------
     (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                250 Oak Ridge Road, Oak Ridge, NJ          07438
            ------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

         Issuer's telephone number, including area code: (973) 697-2000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

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

         Documents Incorporated by Reference:  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

         Table I sets forth the names and ages of the directors whose terms expire at Lakeland Bancorp, Inc.'s ("Lakeland") 2002 annual meeting and who are nominees for director, the positions and offices presently held by each such director within Lakeland, the period during which each such director has served on Lakeland's Board of Directors, the expiration of their respective terms, if elected at the 2002 annual meeting, and the principal occupations and employment of each such person during the past five years. Table II sets forth comparable information with respect to those directors whose terms of office will continue beyond the date of the 2002 annual meeting. Unless otherwise indicated, positions have been held for more than five years.

         All of the persons named in both tables have been directors of Lakeland and Lakeland Bank for at least five years, except as follows: (a) Paul P. Lubertazzi and Joseph P. O'Dowd were appointed to the Boards of Directors of Lakeland and Lakeland Bank on February 25, 1998, following the acquisition of Metropolitan State Bank (which was merged into Lakeland Bank in January 2000),
(b) Charles L. Tice and George H. Guptill, Jr. were appointed to the Board of Directors of Lakeland on July 15, 1999, in connection with the acquisition of High Point Financial Corp., (c) Roger Bosma was appointed to the Boards of Directors of Lakeland and Lakeland Bank on June 1, 1999, upon becoming Lakeland's Chief Executive Officer, and (d) Stephen R. Tilton, Sr. was appointed to the Board of Directors of Lakeland on October 1, 2001. Mark J. Fredericks is John W. Fredericks' son.

                                     TABLE I

             DIRECTORS WHOSE TERMS EXPIRE AT THE 2002 ANNUAL MEETING

                                      EXPIRATION
    NAME AND           DIRECTOR       OF TERM IF                   BUSINESS
      AGE                SINCE          ELECTED                   EXPERIENCE
    --------          ----------      ----------                  ----------
Roger Bosma           June, 1999         2005       President and CEO, Lakeland Bancorp, Inc.
Age 59                                              (6/1/99 to present); President and CEO,
                                                    Lakeland Bank (1/1/02 to present);
                                                    Executive Vice President, Hudson United
                                                    Bancorp(5/97 to 6/99); President and CEO of
                                                    Independence Bank of New Jersey (prior
                                                    years to 5/97)

Mark J. Fredericks       1994            2005       President of Keil Oil Company, Riverdale,
Age 41                                              NJ; President of Fredericks Fuel &
                                                    Heating Service, Oak Ridge, NJ (1/1/02 to
                                                    present)

George H. Guptill, Jr.   1999            2005       President, Franklin Mutual Insurance Co.,
Age 63                                              Branchville, NJ (1/1/90 to present)

Robert B. Nicholson      1989            2005       Vice Chairman, Lakeland Bancorp, Inc.
Age 73                                              (6/1/99 to present); Vice Chairman,
                                                    Lakeland Bank (6/1/99 to present);
                                                    Chairman, Lakeland Bancorp, Inc. (5/19/89
                                                    to 5/31/99); Chairman, Lakeland Bank
                                                    (5/19/69 to 5/31/99); Chairman, Eastern
                                                    Propane Corp., Oak Ridge, NJ (9/21/88 to
                                                    present)

Stephen R. Tilton, Sr.   2001            2004       Chairman and Chief Executive Officer,
Age 56                                              Tilton Securities LLC (investment trader)
                                                    (10/98 to present); Chairman and Chief
                                                    Executive Officer, Chaumont Holdings, Inc.
                                                    (real estate holding company)(9/92 to
                                                    present); Chairman and Chief Executive
                                                    Officer, Fletcher Holdings, LLC (commercial
                                                    real estate company)(10/98 to present);
                                                    Chairman, Titus and Donnelly Securities
                                                    (municipal bond broker), President, Garban
                                                    PLC (wholesale investment broker) and
                                                    President, Garvin Guy Butler Ltd.(domestic
                                                    money broker)(prior years to 10/98)

Arthur L. Zande          1989            2003       Retired (1/1/02 to present); Vice
Age 67                                              President and Treasurer, Lakeland
                                                    Bancorp, Inc. (6/1/99 to 12/31/01);
                                                    President and CEO, Lakeland Bank (6/1/99
                                                    to 12/31/01); Executive Vice President
                                                    and CEO, Lakeland Bancorp, Inc. (5/19/89
                                                    to 5/31/99); Executive Vice President and
                                                    CEO, Lakeland Bank (10/1/72 to 5/31/99)

                                         TABLE II

                                   CONTINUING DIRECTORS

     NAME AND          DIRECTOR       EXPIRATION                     BUSINESS
       AGE              SINCE          OF TERM                      EXPERIENCE
     --------          --------       ----------                    ----------
Bruce G. Bohuny          1989            2003       Senior Vice President - Real Estate,
Age 69                                              Lakeland Bancorp, Inc. (6/1/99 to
                                                    present); Secretary, Lakeland Bancorp, Inc.
                                                    (5/19/89 to present); Secretary, Lakeland Bank
                                                    (5/19/69 to present); President, Chelsea Group
                                                    LLC (4/01 to present)(real estate investment
                                                    company); President, Brooks Ltd.-Bergen (3/01 to
                                                    present)(real estate investment company); Vice
                                                    President, Brooks Ltd.-Sussex (3/01 to present)
                                                    (real estate construction company); President,
                                                    Brooks Limited (prior years to 3/01) (a real
                                                    estate development corporation), Wyckoff, NJ

Mary Ann Deacon          1995            2003       Secretary/Treasurer of Deacon Homes, Inc.
Age 50                                              and Deacon Development Corp. (real estate
                                                    development), Sparta, NJ

Joseph P. O'Dowd         1998            2003       President and Owner of O'Dowd Advertising
Age 55                                              of Montville, NJ (4/14/82 to present);
                                                    partner of O'Dowd Associates (real estate
                                                    holding company) (7/1/86 to present) and
                                                    O'Dowd Realty (7/1/86 to present)

John W. Fredericks       1989            2004       Chairman, Lakeland Bancorp, Inc. (6/1/99
Age 65                                              to present); Chairman, Lakeland Bank
                                                    (6/1/99 to present); President, Lakeland
                                                    Bancorp, Inc. (5/19/89 to 5/31/99);
                                                    President, Lakeland Bank (5/19/69 to
                                                    5/31/99); Chairman and Owner (1/1/02 to
                                                    present) and President and Owner (prior
                                                    years to 1/1/02), Fredericks Fuel and
                                                    Heating Service, Oak Ridge, NJ

Paul P. Lubertazzi       1998            2004       Retired; President and CEO, Metropolitan
Age 67                                              State Bank (6/88 to 1/31/00); Chairman,
                                                    Metropolitan State Bank (4/96 to 1/31/00)

Charles L. Tice          1999            2004       Chairman, High Point Financial Corp.
Age 68                                              (5/21/96 to 7/14/99); Retired since 1993

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder require Lakeland's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission (the "SEC") certain reports regarding such persons' ownership of Lakeland's securities. Lakeland is required to disclose any failures to file such reports on a timely basis. Based solely upon a review of the copies of the forms or information furnished to Lakeland, Lakeland believes that during 2001, all filing requirements applicable to its directors and officers were satisfied on a timely basis.

11.  Executive Compensation

         The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the cash compensation paid by Lakeland and its subsidiaries, as well as certain other compensation paid or accrued by such entities for those years, to Lakeland's Chief Executive Officer and the other five most highly compensated executive officers of Lakeland during 2001 (the "Named Officers"), for services rendered in all capacities as an executive officer during such period.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                               Long-Term
                                                 Annual Compensation(B)       Compensation
                                                 -----------------------      ------------

                                                                                  Awards

                                                                                Securities
Name and Principal                                                              Underlying       All Other
Position                            Year         Salary          Bonus(C)    Options/SARs(#)  Compensation(D)
------------------                  ----         ------          --------    ---------------  ---------------
Roger Bosma (A) ...............     2001        $330,000        $ 75,000          40,000        $ 49,666
President and                       2000         280,000          70,000          64,050          16,037
Chief Executive Officer             1999         134,135          30,000            --             2,093

Arthur L. Zande (E) ...........     2001         255,000          60,470           5,000          (8,454)
Vice President and                  2000         240,000          15,000          10,763          81,281
Treasurer                           1999         225,000            --              --            43,586

Joseph F. Hurley (F) ..........     2001         162,000          32,400          10,000          15,427
Executive Vice President and        2000         150,000          30,000          16,013           3,628
Chief Financial Officer             1999          14,173            --              --              --

Robert A. Vandenbergh (G) .....     2001         155,000          31,000          10,000          21,220
Executive Vice President            2000         135,270          27,054          16,013          11,410
and Chief Lending Officer           1999         134,584            --              --            14,576

Louis E. Luddecke (H) .........     2001         135,000          27,000          10,000          18,035
Executive Vice President            2000         125,000          25,000          16,013          15,337
and Chief Operations Officer        1999         120,691            --              --            16,666

Jeffrey J. Buonforte (I) ......     2001         135,000          27,000          10,000          17,084
Executive Vice President            2000         125,000          25,000          16,013           4,150
and Chief Retail Officer            1999          19,031            --              --              --

---------------
(A)  Mr. Bosma joined Lakeland as President and CEO on June 1, 1999.
(B) During the three years ended December 31, 2001, no Named Officer received perquisites (i.e., personal benefits) in excess of 10% of such person's reported salary and bonus.
(C) For 2001, represents bonuses earned in 2001 and paid in 2002. For 2000, represents bonuses earned in 2000 and paid in 2001. A total of $45,470 of Mr. Zande's 2001 bonus amount relates to his completion of 30 years of service with and retirement from Lakeland. Such amount includes the value of two stock awards aggregating 1,134 shares and related tax benefits (aggregating $29,385) and the value of a car given to Mr. Zande on his retirement and related tax benefits (aggregating $16,085).
(D) All other compensation for each of the Named Officers for 2001 consisted of the following: Mr. Bosma, an annual contribution of $2,064 made by Lakeland Bank for annual premiums for term life insurance in excess of $50,000, the fair market value of the personal use of a company car of $5,848, club membership dues of $25,000, an annual contribution to Lakeland Bank's profit sharing plan on behalf of Mr. Bosma of $16,821 and a net decrease to Mr. Bosma's profit sharing plan account of $67, reflecting his allocated portion of plan earnings and forfeitures; Mr. Zande, an annual contribution of $6,096 made by Lakeland Bank for annual premiums for term life insurance in excess of $50,000, the fair market value of the personal use of a company car of $4,420; an annual contribution to Lakeland Bank's profit sharing plan on behalf of Mr. Zande of $16,964, and a net decrease to Mr. Zande's profit sharing plan account of $35,934, reflecting his allocated portion of plan earnings and forfeitures; Mr. Hurley, an annual contribution of $756 made by Lakeland Bank for annual premiums for term life insurance in excess of $50,000, the fair market value of the personal use of a company car of $3,971, an annual contribution to Lakeland Bank's profit sharing plan on behalf of Mr. Hurley of $10,351 and an increase to Mr. Hurley's profit sharing plan account of $349, reflecting his allocated portion of plan forfeitures; Mr. Vandenbergh, an annual contribution of $911 made by Lakeland Bank for annual premiums for term life insurance in excess of $50,000 and premiums paid by Lakeland Bank for a split dollar life insurance policy, the fair market value of the personal use of a company car of $9,424, an annual contribution to Lakeland Bank's profit sharing plan on behalf of Mr. Vandenbergh of $10,530 and an increase to Mr. Vandenbergh's profit sharing plan account of $355, reflecting his allocated portion of plan forfeitures; Mr. Luddecke, an annual contribution of $1,135 made by Lakeland Bank for annual premiums for term life insurance in excess of $50,000, the fair market value of the personal use of a company car of $6,824, an annual contribution to Lakeland Bank's profit sharing plan on behalf of Mr. Luddecke of $10,495 and a net decrease in Mr. Luddecke's profit sharing plan account of $419, reflecting his allocated portion of plan earnings and forfeitures; and Mr. Buonforte, an annual contribution of $607 made by Lakeland Bank for annual premiums for term life insurance in excess of $50,000, the fair market value of the personal use of a company car of $6,052, an annual contribution to Lakeland Bank's profit sharing plan on behalf of Mr. Buonforte of $10,085 and an increase to Mr. Buonforte's profit sharing plan account of $340, reflecting his allocated portion of plan forfeitures.
(E)  Mr. Zande retired as an officer of Lakeland on December 31, 2001.
(F) Mr. Hurley joined Lakeland as Executive Vice President and Chief Financial Officer in November 1999.
(G) Mr. Vandenbergh became an Executive Vice President of Lakeland in October 1999.
(H)  Mr. Luddecke became an Executive Vice President of Lakeland in October
     1999.
(I) Mr. Buonforte joined Lakeland as Executive Vice President and Chief Retail Officer in November, 1999.

Stock Options

         The following table contains information regarding the grant of stock options to the Named Officers during the year ended December 31, 2001. In addition, in accordance with rules adopted by the SEC, the following table sets forth the hypothetical gains or "options spreads" that would exist for the respective options assuming rates of annual compound price appreciation in Lakeland's Common Stock of 5% and 10% from the date the options were granted to their final expiration date.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants
                             Number of            % of                                   Potential Realizable Value
                            Securities    Total Options/SARs                            at Assumed Annual Rates of
                            Underlying        Granted to       Exercise or              Stock Price Appreciation for
                           Options/SARs       Employees        Base Price   Expiration         Option Term
Name                       Granted(#)(A)     in Fiscal Year      ($/Sh)        Date          5%           10%
----                       -------------  ------------------   -----------  ----------   --------     ----------
Roger Bosma..............    40,000              31.9%           $16.80     12/11/2011   $422,617     $1,070,994

Arthur L. Zande..........     5,000               4.0             16.80     12/11/2011     52,827        133,874

Joseph F. Hurley.........    10,000               8.0             16.80     12/11/2011    105,654        267,748

Robert A. Vandenbergh....    10,000               8.0             16.80     12/11/2011    105,654        267,748

Louis E. Luddecke........    10,000               8.0             16.80     12/11/2011    105,654        267,748

Jeffrey Buonforte........    10,000               8.0             16.80     12/11/2011    105,654        267,748

-------------
(A) The stock options granted to the Named Officers were granted under Lakeland's 2000 Equity Compensation Program (the "Stock Option Plan"). Options granted to employees generally are granted at exercise prices equal to the fair market value of the Common Stock on the grant date and typically vest in 25% annual installments beginning on the first anniversary of the grant date. The Stock Option Plan provides that all outstanding stock options will become immediately exercisable upon the occurrence of a "change in control event" (as defined in the Stock Option
     Plan).

         The following table provides data regarding stock options exercised by the Named Officers during the year ended December 31, 2001 and the number of shares of Lakeland Common Stock covered by both exercisable and non-exercisable stock options held by the Named Officers at December 31, 2001. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise prices of existing options and $16.30 the closing sale price of Lakeland's Common Stock on December 31, 2001.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTIONS/SAR VALUES

                                                                   Number of
                                                               Shares Underlying           Value of Unexercised
                                                              Unexercised Options          In-the-Money Options
                               Shares                            at FY-End (#)                 at FY-End($)
                              Acquired        Value       --------------------------    ---------------------------
                           on Exercise(#)  Realized ($)   Exercisable  Unexercisable    Exercisable   Unexercisable
                           --------------  ------------   -----------  -------------    -----------   -------------
Name
----
Roger Bosma..............        --              --          16,012        88,037         $111,600      $334,808
Arthur L. Zande..........       1,378          $1,400         5,253         9,131           27,900        38,638
Joseph F. Hurley.........        --              --           4,003        22,009           27,900        83,700
Robert A. Vandenbergh ...       8,400          76,524        26,473        22,009          279,519        83,700
Louis E. Luddecke........        --              --           4,003        22,009           27,900        83,700
Jeffrey Buonforte........        --              --           4,003        22,009           27,900        83,700

-----------------
(A) Mr. Zande retired on December 31, 2001. Pursuant to the terms of the stock option plan under which his options were granted, he will not be able to exercise any of the unexercisable options included in the table.

Employment Agreement and Other Arrangements with Executive Officers

         Lakeland and Lakeland Bank have entered into an employment agreement (the "Employment Agreement") with Mr. Bosma as of January 1, 2000 whereby he serves as the President and Chief Executive Officer of Lakeland. The initial term of the Employment Agreement is three years, and is automatically renewable for one year on each anniversary date thereof unless a majority of the directors of Lakeland vote not to extend the term. The Employment Agreement provides that Mr. Bosma will receive an annual base salary of at least $250,000. Mr. Bosma is also entitled to use of a Lakeland Bank-supplied automobile, Lakeland Bank paid membership in a country club approved by the Board and supplemental life insurance equal to two times base salary. If Mr. Bosma's employment is terminated by Lakeland other than for cause (as defined in the Employment Agreement), and a change in control (as defined in the Employment Agreement) has not occurred, he will receive his then current base salary, an annual bonus equal to the average annual bonus paid him during the three most recent fiscal years preceding his termination, and applicable perquisites and benefits for the balance of the term. The Employment Agreement contains confidentiality and non-compete covenants from Mr. Bosma in favor of Lakeland.

         In the event of a change in control, the term of the Employment Agreement becomes fixed for a period of three years from the date of such event. During such period, Mr. Bosma is to be employed as President and Chief Executive Officer of Lakeland and is entitled to a base salary that is no less than the salary in effect as of the change in control, an annual bonus equal to the average annual bonus paid him during the three most recent fiscal years prior to the change in control, and continuation of other benefits and perquisites in effect as of the change in control. If following a change in control, Mr. Bosma's employment is terminated without cause, or he resigns within 90 days for good reason (as defined in the Employment Agreement) or after such 90 day period for any reason, he will be entitled to continued life and health insurance benefits for three years and a lump sum cash payment equal to three times the sum of his pre-change in control salary and the average annual bonus paid him during the three most recent fiscal years prior to the change in control. To the extent that the amount payable to Mr. Bosma on account of a change in control is subject to an excise tax under Section 4999 of the Code, Mr. Bosma will also receive an additional payment equal to 10% of such amount; provided, however, that if the net amount retained by Mr. Bosma after payment of such excise tax is less than the maximum amount which could be paid him without triggering the excise tax, then the amount and benefits otherwise payable or to be provided to Mr. Bosma will be reduced to such maximum amount. For purposes of the Employment Agreement, the term "change in control" has the same meaning as under the Stock Option Plan.

         During 1996, The National Bank of Sussex County ("NBSC") entered into a salary continuation agreement with each of Messrs. Dickerson and Vandenbergh. These agreements entitle them to certain payments upon their retirement. As part of the Lakeland/High Point Financial Corp. merger, Lakeland placed in trusts amounts equal to the present value of the amounts that would be owed to Messrs. Dickerson and Vandenbergh upon their retirement. These amounts are $722,000 and $381,000 for Mr. Dickerson and Mr. Vandenbergh, respectively. Lakeland has no further obligation to pay additional amounts pursuant to these agreements. Mr. Dickerson, who retired as an officer effective December 31, 1999, receives a monthly annuity of $6,490 pursuant to this agreement.

         In connection with Lakeland's acquisition of Metropolitan State Bank ("Metropolitan") in 1998, Lakeland agreed to (1) provide to Mr. Lubertazzi an additional annuity comparable to the annuity provided to him by Metropolitan at a cost to Lakeland of $278,000 and (2) provide to Mr. Lubertazzi certain retiree medical benefits at a cost to Lakeland of $45,000. Mr. Lubertazzi retired on January 31, 2000. He will receive an annual distribution of $35,000 for 15 years pursuant to this annuity, beginning with the year 2000. Lakeland is not required to incur any additional costs to fund this obligation.

         Mr. Lubertazzi previously entered into a separate agreement with Metropolitan which was assumed by Lakeland. Pursuant to that agreement, Lakeland is required to pay Mr. Lubertazzi or his beneficiary an aggregate of $525,000 payable in 15 annual installments beginning on his retirement date (January 31, 2000) or date of death. In order to fund this obligation, Metropolitan obtained a variable life insurance policy, which had a cash surrender value of approximately $190,221 as of November 16, 2001. Although no assurance can be given, Lakeland does not expect to expend additional significant amounts to fund this obligation.

         Lakeland and Lakeland Bank have also entered into agreements, dated March, 2001, with each of Messrs. Hurley, Vandenbergh, Luddecke and Buonforte (each, an "Executive") providing for certain terms and conditions of their employment in the event of a change in control (each a "Change in Control Agreement"). Under such Change in Control Agreements, the term of each Executive's employment becomes fixed for a period (the "contract period") ending on the earlier of the Executive's death, attainment of age 65, or the first anniversary of the date of such event. During the contract period, each Executive is to be employed in the same position as held by him immediately prior to such event, and is entitled to compensation that is no less than the compensation of the Executive, including base salary and bonus, for the twelve month period ending as of the date of such event. In addition, during the contract period, each Executive is entitled to certain other benefits and perquisites as in effect as of the change in control. If during the contract period, an Executive's employment is terminated without "cause", or he resigns for "good reason" (each as defined in the Change in Control Agreement), he will be entitled to continued life and health insurance benefits for the balance of the contract period and a lump sum cash payment equal to one times the sum of his highest salary and bonus paid him during any of the three most recent calendar years prior to the change in control. For purposes of each Change in Control Agreement, the term "change in control" has the same meaning as under the Stock Option Plan.

Directors' Compensation

         During 2001, each director received a fee of $700 for each meeting of Lakeland's Board that he or she attended. This fee was increased to $750 per meeting effective January 1, 2002. In addition, each director of Lakeland receives a $6,500 retainer and $250 per committee meeting attended (other than Roger Bosma and Arthur L. Zande, who did not receive retainers or committee meeting fees, and John W. Fredericks, who did not receive committee meeting fees).

         During 2001, each director of Lakeland Bank received $700 per board meeting attended and $350 for each committee meeting attended (other than Roger Bosma, Arthur L. Zande and John W. Fredericks, each of whom did not receive committee meeting fees). Effective January 1, 2002, each director of Lakeland Bank will receive a fee of $650 per board meeting attended. Each director of Lakeland Investment Corp., a subsidiary of Lakeland Bank, received $575 per board meeting.

         The Board of Directors of NBSC met six times in 2001, prior to NBSC's merger with Lakeland Bank in June 2001. Each director of NBSC received a $2,000 retainer in 2001 (other than Roger Bosma, Michael A. Dickerson, Robert A. Vandenbergh, Rhea Fountain and Charles Tice). Each director of NBSC also received $250 per board meeting attended and $200 per committee meeting attended (other than Roger Bosma and Robert A. Vandenbergh, who did not receive board or committee meeting fees).

         The Board of Directors maintains a plan which provides that any director having completed 10 years of service may retire and continue to be paid for a period of 10 years at a rate of $5,000, $7,500, $10,000, $12,500 or
$13,500 per annum, depending upon years of credited service. This plan is unfunded.

         Lakeland's Stock Option Plan provides for automatic option grants to directors who are not otherwise employed by Lakeland or its subsidiaries. Upon commencement of service, a non-employee director will receive a stock option to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value of the underlying Common Stock on the grant date. An option covering 26,250 shares of Common Stock (as adjusted for Lakeland's 5% stock dividend paid in November 2001) was granted to Stephen R. Tilton, Sr. when he joined Lakeland's Board of Directors in October 2001. Options granted to non-employee directors are exercisable in 20% annual installments beginning on the date of grant.

         Each of Bruce G. Bohuny, John W. Fredericks and Robert B. Nicholson received $60,000 as director's compensation for additional consulting services they provided in 2001.

Compensation Committee Interlocks and Insider Participation

         Lakeland's Compensation Committee, which is currently comprised of Mark J. Fredericks, George H. Guptill, Jr. and Paul P. Lubertazzi, makes compensation decisions for executives. Mr. Lubertazzi retired as President and CEO of Metropolitan State Bank on January 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         To Lakeland's knowledge, no person beneficially owned more than 5% of the outstanding voting securities of Lakeland as of December 31, 2001.

         The following table sets forth information regarding the beneficial ownership of Lakeland's Common Stock as of February 1, 2002 by (i) the four Named Officers (as defined below under "Executive Compensation") who are not directors of Lakeland, (ii) directors of Lakeland and (iii) all current executive officers and directors of Lakeland as a group. Unless otherwise indicated, each of the named stockholders possesses sole voting and investment power with respect to the shares beneficially owned. For information concerning the beneficial ownership of Lakeland's Common Stock by directors and nominees for director, see the tables above under Item 10. Shares covered by stock options are included in the table below only to the extent that such options may be exercised by April 1, 2002.

                                                               Shares
                                                         Beneficially Owned
                                                       as of February 1, 2002
                                                     --------------------------
             Stockholder                                  Number        Percent
             -----------                             ---------------    -------
Joseph F. Hurley ..................................       7,703 (A)          .1
Louis E. Luddecke .................................      20,087 (B)          .2
Robert A. Vandenbergh .............................      52,254 (C)          .4
Jeffrey J. Buonforte ..............................      13,098 (D)          .1
Roger Bosma .......................................       8,840 (E)          .2
Mark J. Fredericks ................................     342,490 (F)         2.5
George H. Guptill, Jr .............................     482,166 (G)         3.5
Robert B. Nicholson ...............................     366,178 (H)         2.5
Stephen R. Tilton, Sr .............................     436,736 (I)         3.2
Arthur L. Zande ...................................      38,479 (J)          .3
Bruce G. Bohuny ...................................     166,221 (K)         1.2
Mary Ann Deacon ...................................     110,722 (L)          .8
Joseph P. O'Dowd ..................................      31,790 (M)          .2
John W. Fredericks ................................     539,249 (N)         3.9
Paul P. Lubertazzi ................................      64,197 (O)          .5
Charles L. Tice ...................................      47,391 (P)          .3

All current executive officers and
  directors as a group (17 persons) ...............   2,589,715 (Q)        18.6%

----------
(A)  Includes 5,381 shares issuable upon the exercise of stock options.
(B) Includes 5 shares held by Mr. Luddecke's wife and 5,381 shares issuable upon the exercise of stock options.
(C) Includes 4,086 shares held jointly by Robert Vandenbergh and his wife, 9,600 shares which have been allocated to Mr. Vandenbergh in the ESOP and 27,851 shares issuable upon the exercise of stock options.
(D) Includes 2,205 shares held jointly by Jeffrey Buonforte and his wife and 5,381 shares issuable upon the exercise of stock options.
(E) Includes 5,110 shares held jointly by Roger Bosma and his wife and 10,573 shares issuable upon the exercise of stock options.

(F) Includes 26,049 shares owned by Mr. Fredericks' wife; 83,260 shares held by Mark J. Fredericks as custodian for his children; 20,158 shares held by Keil Oil Employee Profit Sharing Plan; 131,614 shares held by John W. Fredericks, Jane D. Fredericks, and Mark J. Fredericks Trustees for Fredericks Fuel and Heating Service Profit Sharing Plan and 16,538 shares issuable upon the exercise of stock options.
(G) Includes 428,872 shares held in the name of the Franklin Mutual Insurance Co., of which Mr. Guptill is President and 11,025 shares issuable upon the exercise of stock options.
(H) Includes 103,462 shares owned by Mr. Nicholson's wife; 2,300 shares held by Mr. Nicholson as custodian for his grandchildren and 11,025 shares issuable upon the exercise of stock options.
(I) Includes 1,190 shares held as custodian for his son; 2,381 shares held by Chaumont Holdings, Inc. of which Mr. Tilton is Chairman and Chief Executive Officer; 9,660 shares held by the Tilton Securities LLC Profit Sharing Plan of which Mr. Tilton is Chairman and Chief Executive Officer; and 5,250 shares issuable upon the exercise of stock options.
(J) Includes 2,414 shares held by Mr. Zande's wife and 8,875 shares issuable upon the exercise of stock options, including 5,000 shares subject to a stock option that was granted in February 2002.
(K) Includes 18,620 shares held by Mr. Bohuny's wife; 1,457 shares held by Brooks Ltd.-Bergen of which Mr. Bohuny is President; 7,457 shares held by the Zurick Group, of which Mr. Bohuny is managing partner; 1,536 shares held by Mr. Bohuny as custodian for his grandchildren and 16,538 shares issuable upon the exercise of stock options.
(L) Includes 53,944 shares held in the name of the Mary Ann Deacon Limited Partnership, 396 shares held in the name of Mary Ann Deacon's husband; 44,390 shares held in the name of the Philip Deacon Limited Partnership and 11,025 shares issuable upon the exercise of stock options.
(M) Includes 14,955 shares owned jointly by Joseph O'Dowd and his wife and 16,538 shares issuable upon the exercise of stock options.
(N) Includes 140,671 shares owned by Mr. Fredericks' wife; 131,614 shares held in the name of John W. Fredericks, Jane D. Fredericks and Mark J. Fredericks, Trustees for Fredericks Fuel and Heating Service Employee Profit Sharing Plan; 109,977 shares held in the name of Edward J. Fredericks and John W. Fredericks Trustees U/W Wilbur Fredericks Trust and 16,538 shares issuable upon the exercise of stock options.
(O) Includes 43,356 shares owned jointly by Paul Lubertazzi and his wife; 1,100 shares held jointly by Paul Lubertazzi and his children and 16,538 shares issuable upon the exercise of stock options.
(P) Includes 12,620 shares held by Charles Tice and Mark Cummins, co-trustees U/W of Gale A. Tice and 13,913 shares issuable upon the exercise of stock options.
(Q) Includes an aggregate of 200,995 shares issuable upon the exercise of stock options and 9,600 shares which have been allocated under the ESOP.

Item 13. Certain Relationships and Related Transactions

         During 2001, the Company paid a real estate construction corporation of which Mr. Bohuny is Vice President an aggregate of $179,090 for construction work at various branch locations. Mr. Bohuny is a director of Lakeland. In addition, Mr. Bohuny has a 30% interest in the entity which owns the building in Pompton Plains, New Jersey in which Lakeland rents a branch office. During 2001, the Company paid $44,000 to this entity as rent.

         Stephen R. Tilton, Sr., a director of the Company, owns a building in Little Falls, New Jersey in which Lakeland rents a branch office. During 2001, the Company paid $102,000 to Mr. Tilton as rent.

         During 2001, the Company paid Fredericks Fuel and Heating Service $67,000 for heating oil and service. John W. Fredericks, the Company's Chairman of the Board, is the Chairman of Fredericks Fuel and Heating Service and Mark J. Fredericks, a director of the Company and a member of the Company's Compensation Committee, is the President of Fredericks Fuel and Heating Service.

         Lakeland's subsidiary banks have had, and expect to have in the future, transactions in the ordinary course of business with directors, officers, principal stockholders, and their associates, on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others, and that do not involve more than the normal risk of collectability or other unfavorable features.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to its Annual Report on Form 10-K for the year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LAKELAND BANCORP, INC.




                                       By: /s/ Roger Bosma
                                           -----------------------------------
                                           Roger Bosma
Dated:  April 25, 2002                     President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                         Title                       Date
      ---------                         -----                       ----

/s/ Roger Bosma               Director, President and Chief     April 25, 2002
----------------------        Executive Officer
Roger Bosma

        *                     Director                          April 25, 2002
----------------------
Robert B. Nicholson

        *                     Director                          April 25, 2002
----------------------
Mark J. Fredericks

        *                     Director                          April 25, 2002
----------------------
George H. Guptill, Jr.

        *                     Director                          April 25, 2002
----------------------
Stephen R. Tilton, Sr.

        *                     Director                          April 25, 2002
----------------------
Arthur L. Zande

        *                     Director                          April 25, 2002
----------------------
Bruce G. Bohuny

        *                     Director                          April 25, 2002
----------------------
Mary Ann Deacon

        *                     Director                          April 25, 2002
----------------------
Joseph P. O'Dowd

        *                     Director                          April 25, 2002
----------------------
John W. Frediericks

        *                     Director                          April 25, 2002
----------------------
Paul P. Lubertazzi

----------------------        Director
Charles L. Tice

        *                     Executive Vice President and      April 25, 2002
----------------------        Chief Financial Officer
Joseph F. Hurley




*By: /s/ Roger Bosma
     -----------------
     Roger Bosma
     Attorney-in-Fact