Form 10-Q
period 2002-03-31
LAKELAND BANCORP INC
filed 2002-05-14
CIK 846901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        March 31, 2002
                                      --------------

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________ to ___________

Commission file number    33-27312
                          --------

                             LAKELAND BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 New Jersey                               22-2953275
      --------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

         250 Oak Ridge Road, Oak Ridge, New Jersey           07438
      --------------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

                                 (973) 697-2000
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      ____________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report.)

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

As of March 31, 2002 there were 13,685,177 outstanding shares of Common Stock, no par value.

                             LAKELAND BANCORP, INC.

                                 Form 10-Q Index

                                                                                              PAGE
                    Part I  Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001        1

          Consolidated Income Statements - Unaudited Three Months Ended
            March 31, 2002 and 2001                                                             2

          Consolidated Statements of Changes in Stockholders' Equity - Three months
            ended March 31, 2002 (unaudited) and 12 months ended December 31, 2001              3

          Consolidated Statements of Cash Flows - Unaudited Three Months Ended March 31,
            2002 and 2001                                                                       4

          Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           14

                    Part II Other Information

Item 1.   Legal Proceedings                                                                    15

Item 2.   Changes in Securities and Use of Proceeds                                            15

Item 3.   Defaults Upon Senior Securities                                                      15

Item 4.   Submission of Matters to a Vote of Security Holders                                  15

Item 5.   Other Information                                                                    15

Item 6.   Exhibits and Reports on Form 8-K                                                     15

          The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http://www.sec.gov.

                     Lakeland Bancorp, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2002    December 31,
ASSETS                                                                   (unaudited)          2001
-----------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Cash and due from banks                                                 $    35,693       $    48,615
Federal funds sold                                                           14,000                 0
-----------------------------------------------------------------------------------------------------
        Total cash and cash equivalents                                      49,693            48,615
Investment securities available for sale                                    288,160           273,082
Investment securities held to maturity; fair value of $63,026
   in 2002 and $72,101 in 2001                                               61,527            70,259
Loans                                                                       626,583           600,074
   Plus: deferred costs                                                       2,068             1,885
   Less: allowance for possible loan losses                                   8,858             8,220
-----------------------------------------------------------------------------------------------------
        Net loans                                                           619,793           593,739
Premises and equipment - net                                                 24,588            24,785
Accrued interest receivable                                                   5,249             5,041
Other assets                                                                 28,200            28,817
-----------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                    $ 1,077,210       $ 1,044,338
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------
LIABILITIES:
Deposits:
        Non-interest bearing                                            $   205,767       $   206,783
        Savings and interest bearing transaction accounts                   495,169           470,563
        Time deposits under $100                                            175,132           184,011
        Time deposits $100 and over                                          60,986            50,753
-----------------------------------------------------------------------------------------------------
             Total deposits                                                 937,054           912,110
Securities sold under agreements to repurchase                               16,007            19,920
Long-term debt                                                               31,003            21,004
Other liabilities                                                             6,326             5,737
-----------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES                                              990,390           958,771
-----------------------------------------------------------------------------------------------------
Commitments and contingencies                                                   ---               ---
Stockholders' equity:
Common stock, no par value; authorized shares,
   40,000,000 at March 31, 2002 and December 31, 2001;
   issued shares, 13,971,168 at March 31, 2002 and
   December 31, 2001; outstanding shares, 13,685,177 at
   March 31, 2002 and 13,679,345 at December 31, 2001                        88,198            88,273
Retained Earnings (accumulated deficit)                                       1,078              (931)
Treasury stock, at cost, 285,991 at March 31, 2002 and
   291,823 at December 31, 2001                                              (3,247)           (3,175)
Accumulated other comprehensive income                                          791             1,400
-----------------------------------------------------------------------------------------------------
             TOTAL STOCKHOLDERS' EQUITY                                      86,820            85,567
-----------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,077,210       $ 1,044,338
=====================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
                         CONSOLIDATED INCOME STATEMENTS

                                                                       For the three months ended
                                                                               March 31,
                                                                      2002                     2001
                                                                                (unaudited)
-------------------------------------------------------------------------------------------------------
                                                                   (In thousands, except per share data)
INTEREST INCOME
   Loans and fees                                                  $10,957                     $10,821
   Federal funds sold                                                   87                         247
   Taxable investment securities                                     3,980                       3,847
   Tax exempt investment securities                                    560                         535
------------------------------------------------------------------------------------------------------
     TOTAL INTEREST INCOME                                          15,584                      15,450
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Deposits                                                          3,951                       5,725
   Short-term borrowings                                                75                         142
   Long-term debt                                                      363                         269
------------------------------------------------------------------------------------------------------
     TOTAL INTEREST EXPENSE                                          4,389                       6,136
------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                 11,195                       9,314
Provision for possible loan losses                                     750                         400
------------------------------------------------------------------------------------------------------
          NET INTEREST INCOME AFTER PROVISION FOR
           POSSIBLE LOAN LOSSES                                     10,445                       8,914
NONINTEREST INCOME
   Service charges on deposit accounts                               1,413                       1,239
   Gains on sales of leases                                             53                         255
   Commissions and fees                                                456                         255
   Gain on the sales of securities                                      74                          64
   Other income                                                        229                         233
------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST INCOME                                        2,225                       2,046
------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                    4,654                       4,177
   Net occupancy expense                                               789                         744
   Furniture and equipment                                             695                         677
   Stationary, supplies and postage                                    309                         416
   Other expenses                                                    1,527                       1,407
------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST EXPENSE                                       7,974                       7,421
------------------------------------------------------------------------------------------------------
Income before provision for income taxes                             4,696                       3,539
Provision for income taxes                                           1,455                       1,101
------------------------------------------------------------------------------------------------------
NET INCOME                                                         $ 3,241                     $ 2,438
======================================================================================================
EARNINGS PER COMMON SHARE
   Basic                                                           $  0.24                     $  0.18
   Diluted                                                         $  0.23                     $  0.18

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                       For the three months ended
                                                                                  March 31,
                                                                         2002                    2001
                                                                                  (unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
NET INCOME                                                               $3,241                $2,438
-----------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME NET OF TAX:

Unrealized securities gains (losses) arising during period                 (658)                1,930
Less: reclassification for gains(losses) included in Net Income              49                   (43)
-----------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                          (609)                1,887
-----------------------------------------------------------------------------------------------------
     TOTAL COMPREHENSIVE INCOME                                          $2,632                $4,325
=====================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    Accumulated
                                                                                          Other
                                    Common stock                                  Comprehensive    Loan for
                             --------------------------
                                 Number of                   Retained      Treasury      Income     Options
                                    Shares       Amount      earnings         Stock      (Loss)   Exercised         Total
-------------------------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
BALANCE DECEMBER 31, 2000       13,305,875   $   77,857    $    3,035    ($  1,936)   ($   262)     ($  70)   $   78,624
Net Income 2001                         --           --        11,023           --          --          --        11,023
Other comprehensive loss,
   net of tax                           --           --            --           --       1,662          --         1,662
Exercise of stock options               --          (99)           --          280          --          --           181
Stock dividends                    665,293       10,515       (10,515)
Payment on loan issued for
   options exercised                    --           --            --           --          --          70            70
Cash dividend                           --           --        (4,474)          --          --          --        (4,474)
Purchase of treasury stock              --           --            --       (1,519)         --          --        (1,519)
-------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2001       13,971,168       88,273          (931)      (3,175)      1,400          --        85,567
Net Income, first quarter 2002          --           --         3,241           --          --          --         3,241
Other comprehensive income,
   net of tax                           --           --            --           --        (609)         --          (609)
Exercise of stock options               --          (75)           --          320          --          --           245
Payment on loan issued for
   options exercised                    --           --            --           --          --          --             0
Cash dividend                           --           --        (1,232)          --          --          --        (1,232)
Purchase of treasury stock                           --            --         (392)         --          --          (392)
-------------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2002
(unaudited)                     13,971,168   $   88,198    $    1,078    ($  3,247)    $   791       $   0    $   86,820
=========================================================================================================================

See accompanying notes to consolidated financial statements

                     Lakeland Bancorp, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

                                                                    For the three months ended
                                                                             March 31,
                                                                     2002                2001
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                      (in thousands)
Net income                                                        $  3,241             $  2,438
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Net amortization of premiums, discounts and deferred loan
    fees and costs                                                     263                 (141)
  Depreciation and amortization                                        624                  572
  Provision for possible loan losses                                   750                  400
  Gain on sales and calls of securities                                (74)                 (64)
  Loss on other real estate owned                                       38                   --
  Provision for income taxes                                         1,455                1,101
  Increase in other assets                                            (913)              (1,122)
  Increase in other liabilities                                        586                1,290
------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            5,970                4,474
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from repayments on and maturity of securities:
   Available for sale                                               27,617               19,707
   Held for maturity                                                 8,689                8,451
  Proceeds from sales of securities available for sale              14,162                1,024
  Purchase of securities:
   Available for sale                                              (58,162)             (33,562)
   Held for maturity                                                     0                 (341)
  Net increase in loans                                            (26,621)             (16,616)
  Capital expenditures                                                (427)                (938)
  Net (increase) decrease in other real estate owned                   197                 (193)
------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (34,545)             (22,468)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                          24,944               12,027
  Decrease in securities sold under agreements to repurchase        (3,912)              (2,481)
  Increase in long-term debt                                        10,000               10,000
  Purchase of treasury stock                                          (392)                (444)
  Exercise of stock options                                            245                   12
  Dividends paid                                                    (1,232)              (1,051)
------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           29,653               18,063
------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            1,078                   69
Cash and cash equivalents, beginning of year                        48,615               49,791
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 49,693             $ 49,860
================================================================================================

See accompanying notes to consolidated financial statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Note 1. Basis of Presentation.

        This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiaries, Lakeland Bank (Lakeland) and The National Bank of Sussex County (NBSC) (prior to June 29,
2001).

        The Company's financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented does not necessarily indicate the results that the Company will achieve for all of 2002. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 2. Statement of Cash Flow Information.

                                                                     For the three months ended
                                                                              March 31,
                                                                          2002        2001
                                                                     --------------------------
    Supplemental schedule of noncash investing and (in thousands)
        financing activities:

      Cash paid during the period for income taxes                      $   421    $  1,516
      Cash paid during the period for interest                            4,574       6,081
      Transfer of loans receivable to other real estate owned               ---         204

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

        All weighted average, actual shares and per share information has been adjusted retroactively for the effects of stock dividends.

The following schedule shows the Company's earnings per share for the periods presented:

                                                                For the three months ended
                                                                        March 31,
  (In thousands except per share data)                          2002                 2001
                                                              ------------------------------
  Income applicable to common stock                           $ 3,241             $    2,438
  Weighted average number of common
    shares outstanding - basic                                 13,686                 13,771
  Options issued                                                  227                     62
                                                              ------------------------------
  Weighted average number of common shares
    and common share equivalents - diluted                     13,913                 13,833

  Basic earnings per share                                    $  0.24              $    0.18
  ------------------------------------------------------------------------------------------
  Diluted earnings per share                                  $  0.23              $    0.18
  ------------------------------------------------------------------------------------------

Note 4. Investment Securities

  AVAILABLE FOR SALE                             March 31, 2002                                December 31, 2001
  ---------------------------------------------------------------------------------------------------------------------------------
                                                 Gross           Gross                              Gross         Gross
                                   Amortized  Unrealized    Unrealized       Fair  Amortized   Unrealized    Unrealized       Fair
  (in thousands)                        Cost       Gains        Losses      Value       Cost        Gains        Losses      Value
  ---------------------------------------------------------------------------------------------------------------------------------
  U.S. Treasury and
     U.S. government agencies      $  29,354    $     15      $  (478)   $ 28,891  $  13,617     $     99      $  (105)   $ 13,611
  Mortgage-backed securities         195,788       1,269       (1,238)    195,819    198,474        2,054         (683)    199,845
  Obligations of states and
       political subdivisions         39,542         716         (134)     40,124     37,369          510         (226)     37,653
  Other debt securities                8,675         258         (151)      8,782      8,672          317         (150)      8,839
  Other equity securities             13,590         954          ---      14,544     12,763          371          ---      13,134
  ---------------------------------------------------------------------------------------------------------------------------------
                                   $ 286,949    $  3,212      $(2,001)   $288,160  $ 270,895     $  3,351      $(1,164)   $273,082
  =================================================================================================================================

  HELD TO MATURITY                                  March 31,  2002                                  December 31, 2001
  ---------------------------------------------------------------------------------------------------------------------------------
                                                   Gross        Gross                               Gross         Gross
                                   Amortized  Unrealized   Unrealized        Fair  Amortized   Unrealized    Unrealized       Fair
  (in thousands)                        Cost       Gains       Losses       Value       Cost        Gains        Losses      Value
  ---------------------------------------------------------------------------------------------------------------------------------
  U.S. Treasury and
       U.S. government agencies    $  24,886    $    706      $    0     $ 25,592  $  29,929     $  1,022      $     0    $ 30,951
  Mortgage-backed securities          17,239         292          (6)      17,525     19,907          333           (3)     20,237
  Obligations of states and
       political subdivisions         12,903         421          (1)      13,323     13,397          360           (3)     13,754
  Other                                6,499         113         (26)       6,586      7,026          160          (27)      7,159
  ---------------------------------------------------------------------------------------------------------------------------------
                                   $  61,527    $  1,532      $  (33)    $ 63,026  $  70,259     $  1,875      $   (33)   $ 72,101
  =================================================================================================================================

                                                           March 31, 2002
     ------------------------------------------------------------------------------------
                                              Available for Sale       Held to Maturity
                                              ------------------       ----------------
                                             Amortized        Fair   Amortized       Fair
                                                  Cost       Value        Cost      Value
     ------------------------------------------------------------------------------------
                                                              (in thousands)
     Due in one year or less                 $   2,886   $   2,922   $   9,526   $  9,613
     Due after one year through
     five years                                 40,583      40,901      33,257     34,328
     Due after five years through ten
     years                                      21,808      21,936       1,405      1,458
     Due after ten years                        12,294      12,038         100        102
     ------------------------------------------------------------------------------------
                                                77,571      77,797      44,288     45,501
     Mortgage-backed securities                195,788     195,819      17,239     17,525
     Other investments                          13,590      14,544         ---        ---
     ------------------------------------------------------------------------------------
     Total securities                        $ 286,949   $ 288,160   $  61,527   $ 63,026
     ====================================================================================

Note 5. Impaired Loans.

     The Company follows Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (known as "SFAS No. 114"), and Statement of Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures." SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's original effective interest rate.

     The following table shows the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2002 and 2001, and the average recorded investment in impaired loans during the three months preceding those dates:

                                                              Average Recorded
                                                              Investment (over
     Date             Investment       Valuation Allowance    preceding three
                                                              months)
     ---------------------------------------------------------------------------
     March 31, 2002   $10.1 million    $1.6 million           $2.9 million
     March 31, 2001   $ 4.7 million    $1.0 million           $4.1 million

     Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection can not yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $76,000 in the first three months of 2002. Interest that would have accrued had the loans performed under original terms would have been $285,000 for the first three months of 2002.

Note 6. Commitments and Contingencies

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

     While prior months' amounts had been current, the third party failed to forward to Lakeland the required amounts due since late December 2001, and, accordingly, Lakeland demanded payment from the three surety companies. Lakeland has received payment from two of the three surety companies in the amounts required under the surety bonds. These surety companies stated that it is their intent to continue to make payments subject to a reservation of their rights to seek recoupment of such payments in the future. As of May 7, 2002, Lakeland has not yet received payment from the third surety company of approximately $577 thousand, which represents past due principal and interest through March 20, 2002 related to $6.9 million of outstanding principal under the leases.

         A complaint filed by RLI against Lakeland and several other parties is presently pending in the United States District Court for the Southern District of California. The complaint alleges among other things that the third party fraudulently induced RLI to issue the surety bonds, and that the surety bonds are therefore void. On or about May 7, 2002, Lakeland filed a motion to dismiss RLI's complaint, and a hearing on this motion is presently scheduled for June 19, 2002.

         A complaint filed by Lakeland against RLI and other parties is presently pending in the Superior Court of New Jersey, Law Division, Passaic County. Among other things, the complaint alleges that RLI is liable for the payments due to Lakeland under the leases for which RLI issued bonds and may not assert fraud as a defense to paying any claim under the bond.

         Based on its examination of these matters and discussions with legal counsel, Lakeland believes that it has substantial and meritorious positions and claims in the above matter. Lakeland intends to vigorously exercise all its rights and remedies to obtain the required payments.

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

Note 7.  Impact of Changes in Accounting Principals

         On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets." This statement modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has adopted the provisions of SFAS No. 142 as of January 1, 2002. Therefore, acquired goodwill is no longer amortized. In first quarter of 2001, the Company amortized $30,000 of goodwill net of tax expense, or $0.00 per share.

         The Company has goodwill of $2.4 million which resulted from the acquisition of NIA National Leasing Inc. in 2000. The Company has tested the goodwill and has determined that it is not impaired.

                                PART I -- ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         You should read this section in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company's actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company's markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients' acceptance of the Company's products and services; credit risks of lending activities and competitive factors; whether or not the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 6 -Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q; and the extent and timing of legislative and regulatory actions and reforms.

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

                              Results of Operations
       (First three months of 2002 compared to first three months of 2001)

Net Income

         Net income for the first three months of 2002 was $3.2 million, a 33% increase over the $2.4 million reported for the same period in 2001. Diluted earnings per share increased from $0.18 in first quarter 2001 to $0.23 in first quarter 2002. Return on Average Assets was 1.24% and Return on Average Equity was 15.13% for the first quarter 2002.

Net Interest Income

         Net interest income on a tax equivalent basis for first quarter 2002 was $11.5 million, representing a $1.9 million or 20% increase from the $9.6 million earned in 2001. The increase in net interest income results from a decline in the cost of interest bearing liabilities resulting from a decrease in rates paid on deposits and a more favorable mix of deposits. The net interest margin increased from 4.62% in first quarter 2001 to 4.80% in first quarter 2002.

         Interest income on a tax equivalent basis increased from $15.7 million in first quarter 2001 to $15.9 million in 2002, an increase of $147 thousand or less than one percent. Average earning assets increased $120.9 million from $850.1 million in first quarter 2001 to $971.0 million in first quarter 2002. The impact of the increase in earning assets was offset by the impact of a decline in the yield on earning assets from 7.51% in first quarter 2001 to 6.63% in first quarter 2002, an 88 basis point decrease. The drop in the yield on earning assets can be attributed to the decline in the overall interest rate environment. Also contributing to the decline in the yield on earning assets was the placement on non-accrual of a $6.9 million pool of predominately commercial leases. The Company reversed interest accrued in previous periods of $39,000 on these leases. Interest that would have been accrued in first quarter 2002 on the leases was $166,000. The effect of placing these leases on non-accrual was to decrease the yield on earning assets by nine basis points.

         Total interest expense decreased from $6.1 million in first quarter 2001 to $4.4 million in first quarter 2002, a decrease of $1.7 million. A $109 million increase in interest bearing liabilities was offset by a 146 basis point decrease in the cost of funds to 2.32%. The cost of funds was influenced by a decline in rates as well as a change in the mix of deposits. Time deposits as a percent of total deposits decreased from 34% in first quarter of 2001 to 25% during the same period in 2002. Lower yielding savings and interest bearing demand accounts as a percent of deposits increased from 44% in first quarter 2001 to 53% in 2002.

Provision for Possible Loan Losses

         In determining the provision for possible loan losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions.

         The provision for loan losses increased to $750,000 for the three months ended March 31, 2002, compared with $400,000 for the same quarter last year reflecting the higher level of nonperforming loans and net charge-offs in first quarter 2002 compared to the same period in 2001. During the first quarter of 2002, the Company charged off loans of $177,000 and recovered $65,000 in previously charged off loans compared to $144,000 and $98,000, respectively, during the same period in 2001. For more information, see "Risk Elements" under "Financial Condition."

Noninterest Income

         Noninterest income increased from $2.0 million to $2.2 million from first quarter 2001 to first quarter 2002 primarily as a result of an increase in service charges on deposit accounts of $174,000 or 14% to $1.4 million in first quarter 2002. Commissions and fees increased $201,000 or 79% to $456,000 in the same time period. Service charges on deposits and commissions and fees increased in first quarter 2002 as a result of a standardization of fees charged among subsidiary banks prior to the merger of The National Bank of Sussex County in June 2001. Commissions and fees also increased because of the introduction of a new loan product in second quarter of 2001. Gains on sales of leases declined due to a decision to keep a greater amount of leases in the Bank's own portfolio.

Noninterest Expense

         Noninterest expense increased from $7.4 million in the first quarter of 2001 to $8.0 million in 2002, an increase of $553 thousand or 7%. Salaries and employee benefits increased $477,000 from first quarter 2001 to $4.7 million in 2002 as a result of expansion of Lakeland's branch network, increases in medical benefit costs and normal salary increases. Net occupancy expense increased from $744,000 in first quarter 2001 to $789,000 in 2002 as a result of the addition of branch offices for Lakeland. Stationary, supplies and postage expense declined from $416,000 during first quarter 2001 to $309,000 in 2002, a decline of $107,000 or 26%. The decline in postage and supply expense results from increased expenses incurred in 2001 related to the merger of Lakeland Bank and The National Bank of Sussex County as well as economies realized as a result of that merger. Other expenses increased from $1.4 million in first quarter 2001 to $1.5 million in first quarter 2002 as a result of increases in marketing expense, insurance expense and correspondent banking fees.

                               Financial Condition

         The Company's total assets increased $32.9 million or 3% from $1.044 billion at December 31, 2001, to $1.077 billion at March 31, 2002. Total deposits increased from $912.1 million on December 31, 2001 to $937.1 million on March 31, 2002, an increase of $25.0 million.

Loans

         Loans increased from $600.1 million on December 31, 2001 to $626.6 million on March 31, 2002, an increase of $26.5 million, or 4%. Most of this growth was in consumer and home equity loans which increased $15.1 million, or 9% to $191.5 million at March 31, 2002. Home equity loan growth was strong in first quarter 2002 due to the low interest rate environment. Commercial and construction loans increased $8.0 million or 3% to $269.1 million on March 31, 2002. Residential mortgages increased $3.3 million or 2% to $165.9 million at March 31, 2002.

Risk Elements

         The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

                                             March 31,  December 31,  March 31,
         (in thousands)                        2002        2001         2001
                                            -----------------------------------
         Non-performing loans:
            Non-accrual loans                $ 9,195     $  1,985     $ 2,987
            Renegotiated loans                    --           --          --
                                            -----------------------------------
         TOTAL NON-PERFORMING LOANS            9,195        1,985       2,987
         Other real estate owned                 278          513         646
                                            -----------------------------------
         TOTAL NON-PERFORMING ASSETS         $ 9,473     $  2,498     $ 3,633
                                            ===================================

         Loans past due 90 days or more      $ 5,333     $  1,369     $ 2,023
                                            ===================================

     Non-accrual loans increased from $2.0 million on December 31, 2001 to $9.2 million on March 31, 2002 primarily as a result of the addition of $6.9 million of commercial leases for which payment is over 90 days past due. A surety company which has withheld payment has issued bonds to cover the performance of these leases. The Company is presently litigating this matter. For more information see Note 6 - Commitments and Contingencies in this Quarterly Report on Form 10-Q. There are no other loan relationships in non-accrual loans with balances in excess of $500,000.

     Loans past due ninety days or more and still accruing at March 31, 2002 increased $4.0 million to $5.3 million as a result of $4.4 million in commercial leases that were over 90 days past due at that date. A second surety company which had issued bonds to cover the performance of these leases paid all past due amounts on April 4, 2002. The surety company stated it is their intent to continue to make payments subject to a reservation of their rights to seek recoupment of such payments in the future.

         Other real estate owned decreased from $513,000 on December 31, 2001 to $278,000 on March 31, 2002 as a result of a sale of property.

         On March 31, 2002, the Company had $10.1 million in impaired loans (including $8.4 million in non-accrual loans) compared to $3.3 million at year-end 2001. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $1.6 million has been allocated to the allowance for possible loan losses for impairment. At March 31, 2002, the Company also had $6.4 million in loans that were rated substandard and not classified as non-performing or impaired.

     There were no loans at March 31, 2002, other than those designated non-performing, impaired, or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

         The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

                                               March 31, December 31, March 31,
(dollars in thousands)                           2002       2001        2001
                                               -------------------------------
     Balance of the allowance at the
        beginning of the year                    $8,220      $8,890     $8,890
                                               -------------------------------
        Loans charged off:
           Commercial                               129       2,248        ---
           Home Equity and consumer                  48         398        144
           Real estate--mortgage                    ---           4        ---
                                               -------------------------------
             Total loans charged off                177       2,650        144
                                               -------------------------------

     Recoveries:
           Commercial                                23         245         70
           Home Equity and consumer                  39         124         26
           Real estate--mortgage                      3          11          2
                                               -------------------------------
             Total Recoveries                        65         380         98
                                               -------------------------------
               Net charge-offs:                     112       2,270         46
     Provision for possible loan losses
        charged to operations                       750       1,600        400
                                               -------------------------------
     Ending balance                              $8,858      $8,220     $9,244
                                               ===============================
     Ratio of net charge-offs to average loans
      outstanding                                  0.09%       0.41%      0.04%
     Ratio of allowance at end of period as a
      percentage of period end total loans         1.41%       1.70%      1.54%

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

     Methodology employed for assessing the adequacy of the allowance for possible loan losses consists of the following criteria:

     o The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by Lakeland's external loan review program.

     o The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 - 4 family residential mortgages and consumer loans.

     o The establishment of reserve amounts for the non-criticized loans in each portfolio based upon the historical average loss experience of these portfolios.

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

     Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at March 31, 2002. The preceding statement constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

Investment Securities

     For detailed information on the composition and maturity distribution of the Company's investment security portfolio, see Note 4 to the Notes to Consolidated Financial Statements contained in this 10-Q. Total investment securities increased from $343.3 million on December 31, 2001 to $349.7 million on March 31, 2002, an increase of $6.4 million, or 2%. Investment securities held to maturity declined from $70.3 million on December 31, 2001 to $61.5 million on March 31, 2002, a decrease of $8.8 million. Investment securities available for sale increased from $273.1 million on December 31, 2001 to $288.3 million on March 31, 2002 as maturities in the held to maturity portfolio as well as excess liquid funds were invested in the available for sale portfolio.

Deposits

     Total deposits increased from $912.1 million on December 31, 2001 to $937.1 million on March 31, 2002, an increase of 3%. Total non-interest bearing deposits decreased from $206.8 million to $205.8 million, a decrease of $1.0 million. Savings and interest bearing transaction accounts increased from $470.6 million on December 31, 2001 to $495.2 million on March 31, 2002, an increase of $24.6 million or 5%. Total core deposits, which comprise non-interest bearing deposits and savings and interest bearing transaction accounts, increased by $23.6 million or 3% to $700.9 million. Core deposits are 75% of total deposits. Total time deposits increased from $234.8 million on December 31, 2001 to $236.1 million on March 31, 2002, a $1.3 million increase. Time deposits under $100 thousand decreased $8.9 million to $175.1 million as consumers continued to shift their funds into short-term transaction accounts due to the low interest rate environment. Time deposits over $100 thousand increased from $50.8 million to $61.0 million as a result of an increase in municipal certificates of deposit.

Liquidity

     Cash and cash equivalents, at $49.7 million on March 31, 2002, increased $1.1 million or 2% from year-end. Operating activities, principally the result of the Company's net income, provided $6.0 million in net cash. Investing activities used $34.5 million in net cash, primarily reflecting use of funds for the purchase of investment securities of $58.0 million and use of funds for loans of $26.6 million. Financing activities provided $29.7 million in net cash, reflecting an increase in deposits of $24.9 million and a $10.0 million borrowing from the Federal Home Loan Bank of New York. Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. At March 31, 2002, Lakeland had outstanding loan origination commitments of $106.6 million. These commitments include $52.2 million that mature within one year; $7.2 million that mature after one but within three years; $779 thousand that mature after three but within five years and $46.4 million that mature after five years. Time deposits issued in amounts of $100 thousand or more maturing within one year total $50.8 million.

Capital Resources

     Stockholders' equity increased from $85.6 million on December 31, 2001 to $86.8 million on March 31, 2002. Book value per common share increased to $6.34 on March 31, 2002 from $6.26 on December 31, 2001. The increase in stockholders' equity from December 31, 2001 to March 31, 2002 results from net income offset by dividends paid to shareholders and decreases in accumulated other comprehensive income resulting from decreases in market values of the Company's investment securities available for sale.

     The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland's financial statements. Management believes,as of March 31, 2002, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

          The capital ratios for the Company and Lakeland at March 31, 2002, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

                                                       Tier 1 Capital       Tier 1 Capital         Total Capital
                                                      to Total Average     to Risk-Weighted      to Risk-Weighted
                                                        Assets Ratio         Assets Ratio          Assets Ratio
                                                          March 31,            March 31,             March 31,
          Capital Ratios:                                   2002                 2002                  2002
                                                      ----------------     ----------------      ----------------
          The Company                                       7.82%               12.18%                13.34%
          Lakeland Bank                                     7.09%               10.93%                12.09%
          "Well capitalized" institution under FDIC
             Regulations                                    5.00%                6.00%                10.00%

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

        While prior months' amounts had been current, the third party failed to forward to Lakeland the required amounts due since late December 2001, and, accordingly, Lakeland demanded payment from the three surety companies. Lakeland has received payment from two of the three surety companies in the amounts required under the surety bonds. These surety companies stated that it is their intent to continue to make payments subject to a reservation of their rights to seek recoupment of such payments in the future. As of May 7, 2002, Lakeland has not yet received payment from the third surety company of approximately $577 thousand, which represents past due principal and interest through March 20, 2002 related to $6.9 million of outstanding principal under the leases.

     On February 20, 2002, RLI filed a complaint in the United States District Court for the Southern District of California against Lakeland and several other parties. The complaint alleges among other things that the third party fraudulently induced RLI to issue the surety bonds, and that the surety bonds are therefore void. On or about May 7, 2002, Lakeland filed a motion to dismiss RLI's complaint, and a hearing on this motion is presently scheduled for June 19, 2002.

     On April 4, 2002, Lakeland filed a suit against RLI along with other parties in the Superior Court of New Jersey, Law Division, Passaic County. Among other things, the complaint alleged that RLI is liable for the payments due to Lakeland under the leases for which RLI issued bonds and may not assert fraud as a defense to paying any claim under the bond. This action was subsequently removed to federal court in New Jersey, and RLI then filed a motion to transfer the action to federal court in California. On May 8, 2002, Lakeland filed a notice to voluntarily dismiss its complaint, which was then pending in federal court in New Jersey, and, on the same day, filed a new action in New Jersey state court (Superior Court, Law Division, Passaic County), setting forth the same claims as were asserted in its original April 4, 2002 complaint.

        Based on its examination of these matters and discussions with legal counsel, Lakeland believes that it has substantial and meritorious positions and claims in the above matter. Lakeland intends to vigorously exercise all its rights and remedies to obtain the required payments.

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

Item 3  Defaults Upon Senior Securities                          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.     Not applicable.

Item 5  Other Information                                        Not Applicable

Item 6. Exhibits and Reports of Form 8-K

        (a)   Exhibits

              None.

        (b) Current Reports on form 8-K filed during the quarter ended March 31, 2002.

              None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Lakeland Bancorp, Inc.
                                   ----------------------
                                   (Registrant)



                                   /s/ Roger Bosma
                                   ---------------
                                   Roger Bosma
                                   President and Chief Executive Officer



                                   /s/ Joseph F. Hurley
                                   --------------------
                                   Joseph F. Hurley
                                   Executive Vice President and
                                   Chief Financial Officer

May 14, 2002
------------
Date