Form 10-Q
period 2002-06-30
LAKELAND BANCORP INC
filed 2002-08-14
CIK 846901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 33-27312

LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip Code)

(973) 697-2000

(Registrant’s telephone number, including area code)

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

Yes ☒         No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 30, 2002 there were 13,649,789 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2002 (unaudited)	December 31, 2001
	(dollars in thousands)
Cash and due from banks	$41,177	$48,615
Federal funds sold	9,075	0

Total cash and cash equivalents	50,252	48,615

Investment securities available for sale	297,494	273,082
Investment securities held to maturity; fair value of $ 54,204 in 2002 and $72,101 in 2001	52,732	70,259
Loans	674,839	600,074
Plus: deferred costs	2,146	1,885
Less: allowance for possible loan losses	9,682	8,220

Net loans	667,303	593,739
Premises and equipment—net	25,528	24,785
Accrued interest receivable	5,318	5,041
Other assets	27,677	28,817

TOTAL ASSETS	$1,126,304	$1,044,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$211,206	$206,783
Savings and interest bearing transaction accounts	516,082	470,563
Time deposits under $100	179,299	184,011
Time deposits $100 and over	71,433	50,753

Total deposits	978,020	912,110
Securities sold under agreements to repurchase	20,760	19,920
Long-term debt	31,006	21,004
Other liabilities	4,756	5,737

TOTAL LIABILITIES	1,034,542	958,771

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000 at June 30, 2002 and December 31, 2001; issued shares, 13,971,168 at June 30, 2002 and December 31, 2001; outstanding shares, 13,649,789 at June 30, 2002 and 13,679,345 at December 31, 2001	88,194	88,273
Retained Earnings (Accumulated Deficit)	3,357	(931)
Treasury stock, at cost, 321,379 shares at June 30, 2002 and 291,823 shares at December 31, 2001	(3,892)	(3,175)
Accumulated other comprehensive income	4,103	1,400

TOTAL STOCKHOLDERS’ EQUITY	91,762	85,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,126,304	$1,044,338

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$11,629	$10,905	$22,586	$21,726
Federal funds sold	57	167	144	414
Taxable investment securities	4,124	3,975	8,104	7,822
Tax exempt investment securities	566	545	1,126	1,080

TOTAL INTEREST INCOME	16,376	15,592	31,960	31,042

INTEREST EXPENSE
Deposits	3,810	5,366	7,761	11,091
Short-term borrowings	70	51	145	193
Long-term debt	408	390	771	659

TOTAL INTEREST EXPENSE	4,288	5,807	8,677	11,943

NET INTEREST INCOME	12,088	9,785	23,283	19,099
Provision for possible loan losses	750	400	1,500	800

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES	11,338	9,385	21,783	18,299
NONINTEREST INCOME
Service charges on deposit accounts	1,471	1,403	2,884	2,642
Gains on sales of leases	45	229	98	484
Commissions and fees	537	342	993	597
Gains (losses) on the sales of securities	(11)	(30)	63	34
Other income	255	184	484	417

TOTAL NONINTEREST INCOME	2,297	2,128	4,522	4,174

NONINTEREST EXPENSE
Salaries and employee benefits	4,714	4,240	9,368	8,417
Net occupancy expense	864	738	1,653	1,482
Furniture and equipment	790	739	1,485	1,416
Stationery, supplies and postage	336	455	645	871
Other expenses	1,753	1,474	3,280	2,881

TOTAL NONINTEREST EXPENSE	8,457	7,646	16,431	15,067

Income before provision for income taxes	5,178	3,867	9,874	7,406
Provision for income taxes	1,667	1,199	3,122	2,300

NET INCOME	$3,511	$2,668	$6,752	$5,106

EARNINGS PER COMMON SHARE
Basic	$0.26	$0.19	$0.49	$0.37

Diluted	$0.25	$0.19	$0.48	$0.37

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
	(in thousands)
NET INCOME	$3,511	$2,668	$6,752	$5,106

OTHER COMPREHENSIVE INCOME NET OF TAX:

Unrealized securities gains (losses) arising during period	3,305	(752)	2,745	1,092
Less: reclassification for gains (losses) included in Net Income	(7)	20	42	(23)

Other Comprehensive Income (Loss)	3,312	(772)	2,703	1,115

TOTAL COMPREHENSIVE INCOME	$6,823	$1,896	$9,455	$6,221

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Loan for Options Exercised	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2000	13,305,875	$77,857	$3,035	($1,936)	($262)	($70)	$78,624
Net Income 2001	—	—	11,023	—	—	—	11,023
Other comprehensive income, net of tax	—	—	—	—	1,662	—	1,662
Exercise of stock options	—	(99)	—	280	—	—	181
Stock dividends	665,293	10,515	(10,515)
Payment on loan issued for options exercised	—	—	—	—	—	70	70
Cash dividend	—	—	(4,474)	—	—	—	(4,474)
Purchase of treasury stock	—	—	—	(1,519)	—	—	(1,519)

BALANCE DECEMBER 31, 2001	13,971,168	88,273	(931)	(3,175)	1,400	—	85,567
Net Income, first half 2002	—	—	6,752	—	—	—	6,752
Other comprehensive income, net of tax	—	—	—	—	2,703	—	2,703
Exercise of stock options	—	(79)	—	337	—	—	258
Cash dividend	—	—	(2,464)	—	—	—	(2,464)
Purchase of treasury stock		—	—	(1,054)	—	—	(1,054)

BALANCE JUNE 30, 2002 (unaudited)	13,971,168	$88,194	$3,357	($3,892)	$4,103	$—	$91,762

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

	For the six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$6,752	$5,106
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	237	(677)
Depreciation and amortization	1,257	1,157
Provision for possible loan losses	1,500	800
Gain on sales and calls of securities	(63)	(34)
Gain on other real estate owned	—	(50)
(Gain) loss on dispositions of premises and equipment	(55)	17
Provision for income taxes	3,122	2,300
Increase in other assets	(4,006)	(1,085)
Increase in other liabilities	(982)	(1,351)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,762	6,183

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	44,668	33,893
Held for maturity	17,539	19,711
Proceeds from sales of securities available for sale	15,786	46,648
Purchase of securities:
Available for sale	(81,098)	(98,193)
Held for maturity	—	(1,539)
Net increase in loans	(74,803)	(39,123)
Proceeds from dispositions of premises and equipment	895	40
Capital expenditures	(2,840)	(1,861)
Net (increase) decrease in other real estate owned	235	(119)

NET CASH USED IN INVESTING ACTIVITIES	(79,618)	(40,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	65,910	41,022
Increase (decrease) in securities sold under agreements to repurchase	840	(3,500)
Increase in long-term debt	10,003	10,000
Purchase of treasury stock	(1,054)	(558)
Exercise of stock options	258	37
Dividends paid	(2,464)	(2,097)

NET CASH PROVIDED BY FINANCING ACTIVITIES	73,493	44,904

Net increase in cash and cash equivalents	1,637	10,544
Cash and cash equivalents, beginning of year	48,615	49,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,252	$60,335

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

Note 1.    Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented does not necessarily indicate the results that the Company will achieve for all of 2002. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

Note 2.    Statement of Cash Flow Information.

	For the six months ended June 30,
	2002	2001
Supplemental schedule of noncash investing and financing activities:	(in thousands)
Cash paid during the period for income taxes	$3,251	$2,921
Cash paid during the period for interest	8,320	12,939
Transfer of loans receivable to other real estate owned	—	294

Note 3.    Earnings Per Share.

Basic earnings per share for a particular period of time is calculated by dividing net income by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing net income by the weighted average number of outstanding common shares and common share equivalents. The Company’s only outstanding “common share equivalents” are options to purchase its common stock.

All weighted average, actual shares and per share information have been adjusted retroactively for the effects of stock dividends.

The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(In thousands except per share data)
Income applicable to common stock	$3,511	$2,668	$6,752	$5,106

Weighted average number of common shares outstanding—basic	13,671	13,731	13,679	13,751
Options issued	271	195	250	137

Weighted average number of common shares and common share equivalents—diluted	13,942	13,926	13,929	13,888
Basic earnings per share	$0.26	$0.19	$0.49	$0.37

Diluted earnings per share	$0.25	$0.19	$0.48	$0.37

Note 4. Investment Securities

AVAILABLE FOR SALE	June 30, 2002				December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. Treasury and U.S. government agencies	$35,364	$317	$(16)	$35,665	$13,617	$99	$(105)	$13,611
Mortgage-backed securities	191,114	3,526	(86)	194,554	198,474	2,054	(683)	199,845
Obligations of states and political subdivisions	39,067	1,231	(15)	40,283	37,369	510	(226)	37,653
Other debt securities	8,177	315	(162)	8,330	8,672	317	(150)	8,839
Other equity securities	17,370	1,292	—	18,662	12,763	371	—	13,134

	$291,092	$6,681	$(279)	$297,494	$270,895	$3,351	$(1,164)	$273,082

HELD TO MATURITY	June 30, 2002				December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. Treasury and U.S. government agencies	$18,359	$851	$0	$19,210	$29,929	$1,022	$0	$30,951
Mortgage-backed securities	14,927	399	—	15,326	19,907	333	(3)	20,237
Obligations of states and political subdivisions	12,899	526	(1)	13,424	13,397	360	(3)	13,754
Other	6,547	149	(452)	6,244	7,026	160	(27)	7,159

	$52,732	$1,925	$(453)	$54,204	$70,259	$1,875	$(33)	$72,101

	June 30, 2002
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$3,152	$3,202	$5,156	$5,252
Due after one year through five years	42,444	43,528	32,139	33,090
Due after five years through ten years	25,382	25,979	410	432
Due after ten years	11,631	11,569	100	104

	82,609	84,278	37,805	38,878
Mortgage-backed securities	191,113	194,554	14,927	15,326
Other investments	17,370	18,662	—	—

Total securities	$291,092	$297,494	$52,732	$54,204

Note 5. Impaired Loans.

The Company follows Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (known as “SFAS No. 114”), and Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures.” SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate.

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2002 and 2001, and the average recorded investment in impaired loans during the quarter preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding quarter)

June 30, 2002	$13.7 million	$2.1 million	$6.4 million
June 30, 2001	$4.9 million	$751,000	$4.3 million

Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection can not yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $106,000 in the first six months of 2002. Interest that would have accrued had the loans performed under original terms would have been $610,000 for the first half of 2002.

Note 6. Commitments and Contingencies

Litigation

Beginning in February 2001, Lakeland purchased four separate portfolios of predominantly commercial leases from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these surety bonds, Lakeland and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC or a related entity, Commercial Servicing Corp. (“CSC”), continued to act as sub-servicer and, as such, was required to collect and forward payments to Lakeland on a monthly basis.

While prior months’ amounts had been current, CMC or CSC failed to forward to Lakeland the required amounts due since late December 2001, and, accordingly, Lakeland demanded payment from the three surety companies in January 2002. One of the surety companies, American Motorists Insurance Co. (“AMICO”), continued to make full monthly payments to Lakeland through June, 2002, subject to a reservation of its rights to seek recoupment of such payments in the future. On August 6, 2002, AMICO advised Lakeland that it would no longer be making payments to Lakeland.

Another surety company, Royal Indemnity Co. (“Royal”), remitted $531,277 to Lakeland on April 4, 2002, representing the amount due for the months of November 2001 through March 2002. On May 15, 2002, Lakeland was advised by Royal that beginning April 1, 2002, Royal would distribute only the payments it actually received. Since then, Royal made limited payments which were substantially less than the full monthly payments due Lakeland. Royal has reserved its rights to seek recoupment of the payments it has made. On July 29, 2002, US Bancorp, as sub-servicer for Royal, informed Lakeland that funds distribution is on hold due to the CMC bankruptcy as described below.

The third surety company, RLI Insurance Co. (“RLI”), had been making limited payments to Lakeland over the last few months, substantially less than the full monthly payments due Lakeland. RLI has reserved its rights to seek recoupment of the payments it has made. On July 24, 2002, RLI informed Lakeland that funds distribution is on hold due to the CMC bankruptcy.

CMC and CSC filed petitions in bankruptcy in May and June, 2002, respectively. Lakeland does not know and cannot predict how the appointment of a trustee in bankruptcy, which has been directed by the bankruptcy court to take over the lease servicing function, will affect Lakeland’s receipt of payments under the leases.

A complaint filed by RLI against Lakeland and several other parties is presently pending in the United States District Court for the Southern District of California. The complaint alleges among other things that CMC fraudulently induced RLI to issue the surety bonds, and that the surety bonds are therefore void. On or about May 7, 2002, Lakeland filed a motion to dismiss RLI’s complaint, and a hearing on this motion is presently scheduled for September, 2002.

Lakeland filed a complaint against RLI and other parties in the Superior Court of New Jersey, Law Division, Passaic County. Among other things, the complaint alleges that RLI is liable for the payments due to Lakeland under the leases for which RLI issued bonds and may not assert fraud as a defense to paying any claim under the bond. The action was remanded to federal court and Lakeland has a motion pending seeking to transfer the case back to state court in New Jersey. Lakeland intends to file a complaint against Royal and AMICO.

A case called Clayton v. CMC is pending in the Superior Court of California, Los Angeles County. In that action, California lessees, whose leases were part of various CMC lease pools (including pools purchased by Lakeland) assert claims relating to usury limitations. The complaint alleges that CMC was never licensed as a lender in California and therefore could not legally charge interest on any loans which it may have originated. Lakeland has been formally served in this matter, but no responsive pleading has yet been filed.

As of June 30, 2002, $10.7 million of the leases were on non-accrual. On August 6, 2002, Lakeland placed the remaining $5.3 million in leases, that were guaranteed by AMICO, on non-accrual.

Based on its examination of these matters and discussions with legal counsel, Lakeland continues to believe that it has substantial and meritorious positions and claims in the above matters. Lakeland intends to vigorously exercise all its rights and remedies to obtain the required payments.

From time to time, the Company and its subsidiaries are defendants in legal proceedings relating to their respective businesses. While the ultimate outcome of the above mentioned matters cannot be determined at this time, management does not believe that the outcome of any pending legal proceeding will materially affect the consolidated financial position of the Company, but could possibly be material to the consolidated results of operations of any one period.

Note 7. Impact of Changes in Accounting Principals

On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets.” This statement modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has adopted the provisions of SFAS No. 142 as of January 1, 2002. Therefore, acquired goodwill is no longer amortized. In the first half of 2001, the Company amortized $60,000 of goodwill net of tax expense, or $0.00 per share.

The Company has goodwill of $2.4 million which resulted from the acquisition of NIA National Leasing Inc. in 2000. The Company has tested the goodwill and has determined that it is not impaired.

Note 8. Stockholders’ Equity

In January 2002, the Company announced a stock repurchase program for the purchase of up to 250,000 shares of the Company’s common stock over the next year. Through June 30, 2002, the Company purchased 60,890 shares of its outstanding common stock at an average price of $17.31 per share.

During the first half of the year, stock options were exercised to purchase 34,327 shares of stock at an average exercise price of $8.93 per share.

PART I — ITEM 2

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Statements Regarding Forward Looking Information

The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for possible loan losses), corporate objectives, and other financial and business matters. The words “anticipates”, “projects”, “intends”, “estimates”, “expects”, “believes”, “plans”, “may”, “will,”, “should”, “could”, and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and competitive factors; whether or not the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 6—Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q; and the extent and timing of legislative and regulatory actions and reforms.

The above-listed risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may emerge from time to time. Certain events may occur that could cause the Company’s actual results to be materially different than those described in the Company’s periodic filings with the Securities and Exchange Commission. Any statements made by the Company that are not historical facts should be considered to be forward-looking statements. The Company is not obligated to update and does not undertake to update any of its forward-looking statements made herein.

Results of Operations

Net Income

Net income for the second quarter of 2002 was $3.5 million, a 32% increase over the $2.7 million reported for the same period in 2001. Diluted earnings per share increased from $0.19 in second quarter 2001 to $0.25 in second quarter 2002. Return on Average Assets was 1.28% and Return on Average Equity was 15.94% for the second quarter 2002.

Net income for the first six months of 2002 was $6.8 million, a 32% increase from the $5.1 million earned for the same period last year. Diluted earnings per share were $0.48, compared to $0.37 for the same period last year. Return on Average Assets was 1.26% and Return on Average Equity was 15.54% for the first six months of 2002.

Net Interest Income

Net interest income on a tax equivalent basis for second quarter 2002 was $12.4 million, representing a $2.3 million or 23% increase from the $10.1 million earned in 2001. The increase in net interest income results from a decline in the cost of interest bearing liabilities resulting from a decrease in rates paid on deposits and a more favorable mix of deposits. The net interest margin increased from 4.66% in second quarter 2001 to 4.90% in second quarter 2002.

Interest income on a tax equivalent basis increased from $15.9 million in second quarter 2001 to $16.7 million in 2002, an increase of $794 thousand or 5%. Average earning assets increased $146.1 million from $868.0 million in second quarter 2001 to

$1.014 billion in second quarter 2002. The impact of the increase in earning assets was offset by the impact of a decline in the yield on earning assets from 7.34% in second quarter 2001 to 6.60% in second quarter 2002, a 74 basis point decrease. The drop in the yield on earning assets can be attributed to the decline in the overall interest rate environment. Also contributing to the decline in the yield on earning assets was the placement of $3.9 million of commercial leases on non-accrual for a total of $10.7 million of pools of predominately commercial leases being placed on non-accrual in the first half of 2002. Interest that would have been accrued in second quarter 2002 on the leases was $233,000. The effect of placing these leases on non-accrual was to decrease the yield on earning assets by nine basis points.

Total interest expense decreased from $5.8 million in second quarter 2001 to $4.3 million in second quarter 2002, a decrease of $1.5 million. A $139 million increase in interest bearing liabilities was offset by a 136 basis point decrease in the cost of funds to 2.14%. The cost of funds was influenced by a decline in rates as well as a change in the mix of deposits. Average time deposits as a percent of total deposits decreased from 32% in second quarter of 2001 to 25% during the same period in 2002. Lower yielding savings and interest bearing demand accounts as a percent of deposits increased from 45% in second quarter 2001 to 53% in 2002.

Net interest income on a tax equivalent basis increased from $19.7 million for the first six months of 2001 to $23.9 million for the first six months of 2002, a $4.2 million or 21% increase. Interest income on a tax equivalent basis increased from $31.6 million to $32.6 million, an increase of $1 million or 3%. An increase in average earning assets of $137.8 million from the first half of 2001 to the first half of 2002 caused the increase in interest income. This increase was partially offset by a decline in the yield on average earning assets from 7.46% for the first half of 2001 to 6.62% for the first half of 2002. Interest that would have been accrued in the first half of 2002 on the leases that were put on non-accrual was $437,000, or an 8 basis point impact on the yield on average earning assets.

Provision for Possible Loan Losses

In determining the provision for possible loan losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions.

The provision for loan losses increased to $750,000 for the quarter ended June 30, 2002, compared with $400,000 for the same quarter last year reflecting the larger loan portfolio and the higher level of nonperforming loans in second quarter 2002 compared to the same period in 2001. During the second quarter of 2002, the Company charged off loans of $149,000 and recovered $223,000 in previously charged off loans compared to $926,000 and $82,000, respectively, during the same period in 2001.

For the first six months of 2002, the provision for possible loan losses was $1.5 million compared to $800,000 for the same period last year due to the higher level of non-performing loans at June 30, 2002 compared to the prior year. The Company charged off $326,000 and recovered $288,000 in the first six months of 2002 compared to respective charge-offs and recoveries in 2001 of $1.1 million and $180,000. For more information on how management determines the adequacy of the reserve for possible loan losses, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased from $2.1 million to $2.3 million from second quarter 2001 to second quarter 2002 primarily as a result of an increase in commissions and fees which increased from $342,000 in second quarter 2001 to $537,000 in 2002 as a result of increases in loan fees and investment brokerage service fees. Other income increased from $184,000 in second quarter 2001 to $255,000 in 2002 primarily as a result of an increase in income on Bank Owned Life Insurance policies. The Bank purchased $10 million in bank owned life insurance policies in fourth quarter 2001. Gains on sales of leases declined due to a decision to keep a greater amount of leases in the Bank’s own portfolio.

Noninterest income increased from $4.2 million for the first half of 2001 to $4.5 million for the first half of 2002, an increase of $348,000 or 8%. Service charges on deposit accounts increased from $2.6 million for the first six months of 2001 to $2.9 million for 2002, an increase of $242,000 or 9% as a result of the standardization of deposit related fees among subsidiary banks beginning in second quarter 2001. Commissions and fees increased from $597,000 in the first half of 2001 to $993,000 in 2002 as a result of an increase in loan fees, investment brokerage service fees and miscellaneous service charges. Other income increased from $417,000 in the first six months of 2001 to $484,000 in 2002 resulting from increased income from bank owned life insurance policies.

Noninterest Expense

Noninterest expense increased from $7.6 million in the second quarter of 2001 to $8.5 million in 2002, an increase of $811,000 or 11%. Salaries and employee benefits increased $474,000 from second quarter 2001 to $4.7 million in 2002 as a result of expansion of Lakeland’s branch network, increases in medical benefit costs and normal salary increases. Net occupancy expense increased from $738,000 in second quarter 2001 to $864,000 in 2002 as a result of the addition of branch offices for Lakeland. Stationery, supplies and postage expense declined from $455,000 during second quarter 2001 to $336,000 in 2002, a decline of $119,000 or 26%. The decline in postage and supply expense results from increased expenses incurred in 2001 related to the merger of subsidiary banks as well as a reduction of costs related to the outsourcing of statement rendering. Other expenses increased from $1.5 million in second quarter 2001 to $1.8 million in second quarter 2002 as a result of increases in legal fees, marketing expense and correspondent banking fees.

Noninterest expense increased from $15.1 million in the first six months of 2001 to $16.4 million in 2002, an increase of $1.4 million, or 9%. Salary and employee benefit expense increased from $8.4 million in 2001 to $9.4 million in 2002, an increase of $951,000, or 11% due to increased staff relating to branch additions and normal salary and benefit increases. Net occupancy expense increased from $1.5 million in the first half of 2001 to $1.7 million in 2002, an increase of $171,000 or 12% due to the addition of branches late in the first half of 2001. Stationery, supplies and postage expense decreased by $226,000 which reflects the outsourcing of statement rendering in 2002 and higher 2001 costs due to the merger of subsidiary institutions. Other expenses increased from $2.9 million for the first half of 2001 to $3.3 million in 2002, an increase of 14% related to increased expenses in legal fees, marketing expense and correspondent banking fees.

Financial Condition

The Company’s total assets increased $82.0 million or 8% from $1.044 billion at December 31, 2001, to $1.126 billion at June 30, 2002. Total deposits increased from $912.1 million on December 31, 2001 to $978.0 million on June 30, 2002, an increase of $65.9 million or 7%.

Loans

Loans increased from $600.1 million on December 31, 2001 to $674.8 million on June 30, 2002, an increase of $74.7 million, or 12%. Most of this growth was in consumer and home equity loans which increased $44.7 million, or 25% to $221.1 million at June 30, 2002. Home equity loan growth was strong in second quarter 2002 due to the low interest rate environment. Commercial and construction loans increased $25.2 million or 10% to $286.3 million on June 30, 2002. Residential mortgages increased $4.8 million or 3% to $167.4 million at June 30, 2002.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

	June 30, 2002	December 31, 2001	June 30, 2001
	(in thousands)
Non-performing loans:
Non-accrual loans	$12,998	$1,985	$3,013
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	12,998	1,985	3,013
Other real estate owned	278	513	562

TOTAL NON-PERFORMING ASSETS	$13,276	$2,498	$3,575

Loans past due 90 days or more	$987	$1,369	$1,346

Non-accrual loans increased from $2.0 million on December 31, 2001 to $13.0 million on June 30, 2002 primarily as a result of the addition of $10.7 million of commercial leases. Surety companies have issued bonds to cover the performance of these leases but have withheld payment. The Company is presently litigating this matter. For more information see Note 6—Commitments and Contingencies in this Quarterly Report on Form 10-Q. There are no other loan relationships in non-accrual loans with balances in excess of $500,000. Excluding the impact of the leases in non-accrual loans, non-performing loans would have been $2.3 million or 0.34% of total loans compared to $2.0 million or 0.33% of total loans on December 31, 2001.

Loans past due ninety days or more and still accruing at June 30, 2002 decreased $382,000 to $1.0 million.

Other real estate owned decreased from $513,000 on December 31, 2001 to $278,000 on June 30, 2002 as a result of a sale of property.

On June 30, 2002, the Company had $13.7 million in impaired loans (including $12.2 million in non-accrual loans) compared to $3.3 million at year-end 2001. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $2.1 million has been allocated to the allowance for possible loan losses for impairment. At June 30, 2002, the Company also had $8.3 million in loans that were rated substandard and not classified as non-performing or impaired.

There were no loans at June 30, 2002, other than those designated non-performing, impaired, or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

	June 30, 2002	December 31, 2001	June 30, 2001
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$8,220	$8,890	$8,890

Loans charged off:
Commercial	129	2,248	844
Home Equity and consumer	197	398	261
Real estate—mortgage	—	4	—

Total loans charged off	326	2,650	1,106

Recoveries:
Commercial	225	245	102
Home Equity and consumer	59	124	73
Real estate—mortgage	4	11	5

Total Recoveries	288	380	180

Net charge-offs:	38	2,270	926
Provision for possible loan losses charged to operations	1,500	1,600	800

Ending balance	$9,682	$8,220	$8,764

Ratio of net charge-offs to average loans outstanding	0.01%	0.41%	0.34%
Ratio of allowance at end of period as a percentage of period end total loans	1.43%	1.37%	1.56%

The ratio of the allowance for possible loan losses to loans outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio. The determination of the adequacy of the allowance for possible loan losses and periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a quarterly basis.

Methodology employed for assessing the adequacy of the allowance for possible loan losses consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by Lakeland’s external loan review program.

•	The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 – 4 family residential mortgages and consumer loans.

•	The establishment of reserve amounts for the non-criticized loans in each portfolio based upon the historical average loss experience of these portfolios.

•	An allocation for all off-balance sheet exposures.

Consideration is given to the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company’s lending staff, underwriting policies, loss histories, delinquency trends, and the cyclical nature of economic and business conditions. Since many of the Company’s loans depend on the sufficiency of collateral as a secondary means of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company against loss.

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for possible loan losses to be adequate at June 30, 2002. The preceding statement constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 4 to the Notes to Consolidated Financial Statements contained in this 10-Q. Total investment securities increased from $343.3 million on December 31, 2001 to $350.2 million on June 30, 2002, an increase of $6.9 million, or 2%. Investment securities held to maturity declined from $70.3 million on December 31, 2001 to $52.7 million on June 30, 2002, a decrease of $17.6 million. Investment securities available for sale increased from $273.1 million on December 31, 2001 to $297.5 million on June 30, 2002 as maturities in the held to maturity portfolio as well as excess liquid funds were invested in the available for sale portfolio.

Deposits

Total deposits increased from $912.1 million on December 31, 2001 to $978.0 million on June 30, 2002, an increase of 7%. Total non-interest bearing deposits increased from $206.8 million to $211.2 million, an increase of $4.4 million. Savings and interest bearing transaction accounts increased from $470.6 million on December 31, 2001 to $516.1 million on June 30, 2002, an increase of $45.5 million or 10%. Total core deposits, which consist of non-interest bearing deposits and savings and interest bearing transaction accounts, increased by $49.9 million or 7% to $727.3 million. Core deposits are 74% of total deposits. Total time deposits increased from $234.8 million on December 31, 2001 to $250.7 million on June 30, 2002, a $15.9 million increase. Time deposits under $100,000 decreased $4.7 million to $179.3 million as consumers continued to shift their funds into short-term transaction accounts due to the low interest rate environment. Time deposits over $100,000 increased from $50.8 million to $71.4 million as a result of an increase in municipal certificates of deposit.

Liquidity

Cash and cash equivalents, at $50.3 million on June 30, 2002, increased $1.7 million or 3% from year-end. Operating activities, principally the result of the Company’s net income, provided $7.8 million in net cash. Investing activities used $79.6 million in net cash, primarily reflecting use of funds for the purchase of investment securities of $81.0 million and use of funds for loans of $74.8 million. Financing activities provided $73.5 million in net cash, reflecting an increase in deposits of $65.9 million and a $10.0 million borrowing from the Federal Home Loan Bank of New York. Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. At June 30, 2002, Lakeland had outstanding loan origination commitments of $109.5 million. These commitments include $47.4 million that mature within one year; $5.7 million that mature after one but within three years; $790,000 that mature after three but within five years and $55.6 million that mature after five years. Time deposits issued in amounts of $100,000 or more maturing within one year total $50.3 million.

Capital Resources

Stockholders’ equity increased from $85.6 million on December 31, 2001 to $91.8 million on June 30, 2002. Book value per common share increased to $6.72 on June 30, 2002 from $6.26 on December 31, 2001. The increase in stockholders’ equity from December 31, 2001 to June 30, 2002 results from net income and increases in accumulated other comprehensive income resulting from increases in market values of the Company’s investment securities available for sale. Partially offsetting these increases were dividends paid to shareholders totaling $2.5 million and purchases of 60,890 shares of treasury stock as part of the Company’s stock buyback program.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2002, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at June 30, 2002, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio June 30, 2002	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2002	Total Capital to Risk-Weighted Assets Ratio June 30, 2002
The Company	7.72%	11.58%	12.81%
Lakeland Bank	6.92%	10.38%	11.63%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

Not applicable – no significant change from Annual Report on Form 10-K.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Beginning in February 2001, Lakeland purchased four separate portfolios of predominantly commercial leases from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these surety bonds, Lakeland and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC or a related entity, Commercial Servicing Corp. (“CSC”), continued to act as sub-servicer and, as such, was required to collect and forward payments to Lakeland on a monthly basis.

While prior months’ amounts had been current, CMC or CSC failed to forward to Lakeland the required amounts due since late December 2001, and, accordingly, Lakeland demanded payment from the three surety companies in January 2002. One of the surety companies, American Motorists Insurance Co. (“AMICO”), continued to make full monthly payments to Lakeland through June, 2002, subject to a reservation of its rights to seek recoupment of such payments in the future. On August 6, 2002, AMICO advised Lakeland that it would no longer be making payments to Lakeland.

Another surety company, Royal Indemnity Co. (“Royal”), remitted $531,277 to Lakeland on April 4, 2002, representing the amount due for the months of November 2001 through March 2002. On May 15, 2002, Lakeland was advised by Royal that beginning April 1, 2002, Royal would distribute only the payments it actually received. Since then, Royal made limited payments which were substantially less than the full monthly payments due Lakeland. Royal has reserved its rights to seek recoupment of the payments it has made. On July 29, 2002, US Bancorp, as sub-servicer for Royal, informed Lakeland that funds distribution is on hold due to the CMC bankruptcy as described below.

The third surety company, RLI Insurance Co. (“RLI”), had been making limited payments to Lakeland over the last few months, substantially less than the full monthly payments due Lakeland. RLI has reserved its rights to seek recoupment of the payments it has made. On July 24, 2002, RLI informed Lakeland that funds distribution is on hold due to the CMC bankruptcy.

CMC and CSC filed petitions in bankruptcy in May and June, 2002, respectively. Lakeland does not know and cannot predict how the appointment of a trustee in bankruptcy, which has been directed by the bankruptcy court to take over the lease servicing function, will affect Lakeland’s receipt of payments under the leases.

A complaint filed by RLI against Lakeland and several other parties is presently pending in the United States District Court for the Southern District of California. The complaint alleges among other things that CMC fraudulently induced RLI to issue the surety bonds, and that the surety bonds are therefore void. On or about May 7, 2002, Lakeland filed a motion to dismiss RLI’s complaint, and a hearing on this motion is presently scheduled for September, 2002.

Lakeland filed a complaint against RLI and other parties in the Superior Court of New Jersey, Law Division, Passaic County. Among other things, the complaint alleges that RLI is liable for the payments due to Lakeland under the leases for which RLI issued bonds and may not assert fraud as a defense to paying any claim under the bond. The action was remanded to federal court and Lakeland has a motion pending seeking to transfer the case back to state court in New Jersey. Lakeland intends to file a complaint against Royal and AMICO.

A case called Clayton v. CMC is pending in the Superior Court of California, Los Angeles County. In that action, California lessees, whose leases were part of various CMC lease pools (including pools purchased by Lakeland) assert claims relating to usury limitations. The complaint alleges that CMC was never licensed as a lender in California and therefore could not legally charge interest on any loans which it may have originated. Lakeland has been formally served in this matter, but no responsive pleading has yet been filed.

As of June 30, 2002, $10.7 million of the leases were on non-accrual. On August 6, 2002, Lakeland placed the remaining $5.3 million in leases, that were guaranteed by AMICO, on non-accrual.

Based on its examination of these matters and discussions with legal counsel, Lakeland continues to believe that it has substantial and meritorious positions and claims in the above matters. Lakeland intends to vigorously exercise all its rights and remedies to obtain the required payments.

From time to time, the Company and its subsidiaries are defendants in legal proceedings relating to their respective businesses. While the ultimate outcome of the above mentioned matters cannot be determined at this time, management does not believe that the outcome of any pending legal proceeding will materially affect the consolidated financial position of the Company, but could possibly be material to the consolidated results of operations of any one period.

Item 2. Change in Securities	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The following table shows the persons who were elected to the board of directors at the Company’s Annual Meeting of Shareholders held June 4, 2002. Also shown are their terms of office and the results of voting for each respective director.

Name	Term	Shares For	Authority Withheld
Roger Bosma	3 years	11,208,705	135,517
Mark J. Fredericks	3 years	11,265,809	78,413
George H. Guptill, Jr.	3 years	11,266,153	78,069
Robert B. Nicholson	3 years	11,265,931	78,291
Stephen R. Tilton, Sr.	2 years	11,266,153	78,069
Arthur L. Zande	1 year	11,266,361	77,861

Item 5.    Other Information

Certification Under Sarbanes-Oxley Act

Our Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits and Reports of Form 8-K

(a)	Exhibits

None.

(b)	Current Reports on form 8-K filed during the quarter ended June 30, 2002.

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

\s\ Roger Bosma
Roger Bosma President and Chief Executive Officer

\s\ Joseph F. Hurley
Joseph F. Hurley Executive Vice President and Chief Financial Officer

August 13, 2002

Date