Form 10-Q
period 2002-09-30
LAKELAND BANCORP INC
filed 2002-11-13
CIK 846901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number          33-27312

LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438

(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2002 there were 13,607,039 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (unaudited)	December 31, 2001

	(dollars in thousands)
ASSETS
Cash and due from banks	$57,380	$48,615
Federal funds sold	7,000	0

Total cash and cash equivalents	64,380	48,615
Investment securities available for sale	327,790	273,082
Investment securities held to maturity; fair value of $51,509 in 2002 and $72,101 in 2001	49,312	70,259
Loans	698,591	600,074
Plus: deferred costs	2,297	1,885
Less: allowance for loan losses	17,805	8,220

Net loans	683,083	593,739
Premises and equipment - net	25,441	24,785
Accrued interest receivable	5,312	5,041
Other assets	28,643	28,817

TOTAL ASSETS	$1,183,961	$1,044,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$217,370	$206,783
Savings and interest bearing transaction accounts	558,578	470,563
Time deposits under $100	181,397	184,011
Time deposits $100 and over	81,388	50,753

Total deposits	1,038,733	912,110
Securities sold under agreements to repurchase	19,001	19,920
Long-term debt	31,006	21,004
Other liabilities	5,404	5,737

TOTAL LIABILITIES	1,094,144	958,771

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000 at September 30, 2002 and December 31, 2001; issued shares, 13,971,168 at September 30, 2002 and December 31, 2001; outstanding shares, 13,607,039 at September 30, 2002 and 13,679,345 at December 31, 2001	88,178	88,273
Retained Earnings (Accumulated Deficit)	1,353	(931)
Treasury stock, at cost, 364,129 shares at September 30, 2002 and 291,823 shares at December 31, 2001	(4,692)	(3,175)
Accumulated other comprehensive income	4,978	1,400

TOTAL STOCKHOLDERS’ EQUITY	89,817	85,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,183,961	$1,044,338

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
 CONSOLIDATED INCOME STATEMENTS

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001
(In thousands, except per share data)	(unaudited)		(unaudited)

INTEREST INCOME
Loans and fees	$11,848	$11,442	$34,434	$33,168
Federal funds sold	117	227	261	641
Taxable investment securities	3,948	4,010	12,052	11,832
Tax exempt investment securities	585	517	1,711	1,597

TOTAL INTEREST INCOME	16,498	16,196	48,458	47,238

INTEREST EXPENSE
Deposits	4,003	5,298	11,764	16,389
Short-term borrowings	76	85	221	670
Long-term debt	411	290	1,182	557

TOTAL INTEREST EXPENSE	4,490	5,673	13,167	17,616

NET INTEREST INCOME	12,008	10,523	35,291	29,622
Provision for loan losses	8,250	400	9,750	1,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,758	10,123	25,541	28,422
NONINTEREST INCOME
Service charges on deposit accounts	1,492	1,303	4,376	3,945
Gains on sales of leases	42	137	140	621
Commissions and fees	440	423	1,433	1,020
Gain on the sales of securities	812	1	875	35
Other income	254	166	738	583

TOTAL NONINTEREST INCOME	3,040	2,030	7,562	6,204

NONINTEREST EXPENSE
Salaries and employee benefits	4,625	4,452	13,993	12,869
Net occupancy expense	838	828	2,491	2,310
Furniture and equipment	841	761	2,326	2,177
Stationery, supplies and postage	303	376	948	1,247
Other expenses	1,789	1,647	5,069	4,528

TOTAL NONINTEREST EXPENSE	8,396	8,064	24,827	23,131

Income (loss) before provision for income taxes	(1,598)	4,089	8,276	11,495
Provision (benefit) for income taxes	(887)	1,258	2,235	3,558

NET INCOME(LOSS)	$(711)	$2,831	$6,041	$7,937

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.05)	$0.21	$0.44	$0.58

Diluted	$(0.05)	$0.20	$0.43	$0.57

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001
(in thousands)	(unaudited)		(unaudited)

NET INCOME (LOSS)	$(711)	$2,831	$6,041	$7,937

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains arising during period	1,433	2,579	4,178	3,671
Less: reclassification for gains included in Net Income	558	1	600	24

Other Comprehensive Income	875	2,578	3,578	3,647

TOTAL COMPREHENSIVE INCOME	$164	$5,409	$9,619	$11,584

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock				Accumulated Other Comprehensive Income (Loss)	Loan for Options Exercised	Total

	Number of Shares	Amount	Retained Earnings	Treasury Stock

	(dollars in thousands)
BALANCE DECEMBER 31, 2000	13,305,875	$77,857	$3,035	$(1,936)	$(262)	$(70)	$78,624
Net Income 2001	—	—	11,023	—	—	—	11,023
Other comprehensive income, net of tax	—	—	—	—	1,662	—	1,662
Exercise of stock options	—	(99)	—	280	—	—	181
Stock dividend	665,293	10,515	(10,515)	—	—	—	—
Payment on loan issued for options exercised	—	—	—	—	—	70	70
Cash dividend	—	—	(4,474)	—	—	—	(4,474)
Purchase of treasury stock	—	—	—	(1,519)	—	—	(1,519)

BALANCE DECEMBER 31, 2001	13,971,168	88,273	(931)	(3,175)	1,400	—	85,567
Net Income, first nine months 2002	—	—	6,041	—	—	—	6,041
Other comprehensive income, net of tax	—	—	—	—	3,578	—	3,578
Exercise of stock options	—	(95)	—	410	—	—	315
Cash dividend	—	—	(3,757)	—	—	—	(3,757)
Purchase of treasury stock		—	—	(1,927)	—	—	(1,927)

BALANCE SEPTEMBER 30, 2002 (unaudited)	13,971,168	$88,178	$1,353	$(4,692)	$4,978	$0	$89,817

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the nine months ended September 30,

	2002	2001

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,041	$7,937
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	458	(90)
Depreciation and amortization	1,886	1,839
Provision for loan losses	9,750	1,200
Gain on sales and calls of securities	(875)	(35)
(Increase) decrease in other assets	(2,423)	92
Increase (decrease) in other liabilities	(334)	229

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,503	11,172

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	78,382	60,543
Held for maturity	20,530	28,366
Proceeds from sales of securities available for sale	28,749	46,684
Purchase of securities:
Available for sale	(155,935)	(168,522)
Held for maturity	0	(1,539)
Net increase in loans	(98,682)	(59,900)
Proceeds from dispositions of premises and equipment	894	291
Capital expenditures	(3,382)	(2,601)
Net (increase) decrease in other real estate owned	368	(20)

NET CASH USED IN INVESTING ACTIVITIES	(129,076)	(96,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	126,623	82,627
Increase (decrease) in securities sold under agreements to repurchase	(919)	5,480
Increase in long-term debt	10,003	10,003
Purchase of treasury stock	(1,927)	(1,288)
Exercise of stock options	315	180
Dividends paid	(3,757)	(3,275)

NET CASH PROVIDED BY FINANCING ACTIVITIES	130,338	93,727

Net increase in cash and cash equivalents	15,765	8,201
Cash and cash equivalents, beginning of year	48,615	49,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,380	$57,992

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

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

Note 2.  Statement of Cash Flow Information.

	For the nine months ended September 30,

	2002	2001

	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$5,319	$4,131
Cash paid during the period for interest	13,334	17,982
Transfer of loans receivable to other real estate owned	—	289

Note 3.  Earnings (Loss) Per Share.

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

               All weighted average, actual shares and per share information have been adjusted retroactively for the effects of stock dividends. The following schedule shows the Company’s earnings (loss) per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands except per share data)	2002	2001	2002	2001

Income (loss) applicable to common stock	$(711)	$2,831	$6,041	$7,937
Weighted average number of common shares outstanding - basic	13,609	13,734	13,643	13,745
Options issued	266	215	252	163

Weighted average number of common shares and common share equivalents - diluted	13,875	13,949	13,895	13,908
Basic earnings (loss) per share	$(0.05)	$0.21	$0.44	$0.58

Diluted earnings (loss) per share	$(0.05)	$0.20	$0.43	$0.57

Note 4.  Investment Securities

AVAILABLE FOR SALE

	September 30, 2002				December 31, 2001

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. government agencies	$45,785	$556	$(2)	$46,339	$13,617	$99	$(105)	$13,611
Mortgage-backed securities	219,145	4,729	(95)	223,779	198,474	2,054	(683)	199,845
Obligations of states and political subdivisions	43,505	2,204	—	45,709	37,369	510	(226)	37,653
Other debt securities	3,384	16	(186)	3,214	8,672	317	(150)	8,839
Other equity securities	8,302	447	—	8,749	12,763	371	—	13,134

	$320,121	$7,952	$(283)	$327,790	$270,895	$3,351	$(1,164)	$273,082

HELD TO MATURITY

	September 30, 2002				December 31, 2001

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. government agencies	$17,343	$992	$—	$18,335	$29,929	$1,022	$—	$30,951
Mortgage-backed securities	12,939	468	—	13,407	19,907	333	(3)	20,237
Obligations of states and political subdivisions	12,893	666	—	13,559	13,397	360	(3)	13,754
Other	6,137	121	(50)	6,208	7,026	160	(27)	7,159

	$49,312	$2,247	$(50)	$51,509	$70,259	$1,875	$(33)	$72,101

	September 30, 2002

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$2,148	$2,167	$9,929	$10,146
Due after one year through five years	40,470	41,665	25,929	27,391
Due after five years through ten years	39,808	41,244	415	459
Due after ten years	10,248	10,186	100	106

	92,674	95,262	36,373	38,102
Mortgage-backed securities	219,145	223,779	12,939	13,407
Equity securities	8,302	8,749	—	—

Total securities	$320,121	$327,790	$49,312	$51,509

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

               The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of September 30, 2002 and 2001, and the average recorded investment in impaired loans during the quarter preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding quarter)

September 30, 2002	$20.5 million	$9.0 million	$12.6 million
September 30, 2001	$4.1 million	$703,000	$4.5 million

               Interest received on impaired loans ordinarily is recorded as interest income.  However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal.  The Company recognized interest on impaired loans of $126,000 in the first nine months of 2002.  Interest that would have accrued had the loans performed under original terms would have been $1.2 million for the first nine months of 2002.

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

               The third surety company, RLI Insurance Co. (“RLI”), had been making limited payments to Lakeland substantially less than the full monthly payments due Lakeland. RLI has reserved its rights to seek recoupment of the payments it has made.  On July 24, 2002, RLI informed Lakeland that funds distribution is on hold due to the CMC bankruptcy.

               CMC and CSC filed petitions in bankruptcy in May and June, 2002, respectively in Florida.  Subsequently, these bankruptcies were transferred to the Southern District of California for administration, and transfer of trustee responsibilities, including control over the lease servicing function, is pending.

               A complaint filed by RLI against Lakeland and several other parties is presently pending in the United States District Court for the Southern District of California.  The complaint alleges among other things that CMC fraudulently induced RLI to issue the surety bonds, and that the surety bonds are therefore void.  On or about May 7, 2002, Lakeland filed a motion to dismiss RLI’s complaint, and that motion was scheduled to be heard on October 24, 2002. However, on October 25, 2002 an order was entered by the Judicial Panel on Multidistrict Litigation (“JPMDL”) transferring the case from California to the United States District Court for the Northern District of Ohio, along with other cases related to CMC pending in other United States District Courts around the country. Disposition of Lakeland’s motion to dismiss RLI’s complaint will now be handled by the United States District Court for the Northern District of Ohio. An initial conference/hearing regarding the cases transferred to the United States District Court for the Northern District of Ohio is November 21, 2002.

               Lakeland filed a complaint against RLI and other parties in the Superior Court of New Jersey, Law Division, Passaic County.  Among other things, the complaint alleges that RLI is liable for the payments due to Lakeland under the leases for which RLI issued bonds and may not assert fraud as a defense to paying any claim under the bonds.  The action was removed to federal court and Lakeland has a motion pending seeking to remand the case back to state court in New Jersey. However, that action is also subject to the recent JPMDL transfer order, and disposition of Lakeland’s motion likewise will be affected by transfer of the case to the United States District Court for the Northern District of Ohio.

               Lakeland also filed a separate complaint against Royal and other parties in the Superior Court of New Jersey, Law Division, Passaic County. As with its complaint against RLI, the complaint against Royal alleges that Royal is liable for the payments due to Lakeland under the leases for which Royal issued bonds and may not assert fraud as a defense to paying any claim under the bond. The action was removed to federal court and Lakeland has a motion pending seeking to remand the case back to state court in New Jersey. That action currently is not subject to the recent JPMDL transfer order, although it is anticipated that the action against Royal and disposition of Lakeland’s motion to remand may soon become subject to that transfer order.

               Lakeland intends to file a complaint against AMICO.

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

               As of September 30, 2002, $16.0 million of the leases were on non-accrual.

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

Note 7.  Impact of Changes in Accounting Principles

               On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets.”  This statement modifies the accounting for all purchased goodwill and intangible assets.  SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  The Company has adopted the provisions of SFAS No. 142 as of January 1, 2002.  Therefore, acquired goodwill is no longer amortized. In the first nine months of 2001, the Company amortized $89,000 of goodwill net of tax expense, or $0.01 per share.

               The Company has goodwill of $2.4 million which resulted from the acquisition of NIA National Leasing Inc. in 2000.  The Company has tested the goodwill and has determined that it is not impaired.

               The Financial Accounting Standards Board (FASB) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions:  An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9”,which removes acquisitions of financial institutions from the scope of SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” except for transactions between mutual enterprises. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business.  The provisions of the SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002.   Management does not anticipate the adoption of SFAS No. 147 to have a material impact on the Company’s financial position or results of operations.

Note 8.  Stockholders’ Equity

               In January 2002, the Company announced a stock repurchase program for the purchase of up to 250,000 shares of the Company’s common stock over the next year.  Through September 30, 2002, the Company purchased 110,890 shares of its outstanding common stock at an average price of $17.37 per share.

               On October 15, 2002, a five percent stock dividend was declared with a record date of October 31, 2002 payable on November 15, 2002.  The shares outstanding, weighted average shares and per share information have not been restated for the 2002 stock dividend.

PART I — ITEM 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

               You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Statements Regarding Forward Looking Information

               The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for  loan losses), corporate objectives, and other financial and business matters.  The words “anticipates”, “projects”, “intends”, “estimates”, “expects”, “believes”,  “plans”, “may”, “will,”, “should”, “could”, and other similar expressions are intended to identify such forward-looking statements.  The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time.  Actual results could differ materially from such forward-looking statements.

               In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and  competitive factors; whether or not the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 6 -  Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q; and the extent and timing of legislative and regulatory actions and reforms.

               The above-listed risk factors are not necessarily exhaustive, particularly as to  future events, and new risk factors may emerge from time to time.  Certain events may occur that could cause the Company’s actual results to be materially different than those described in the Company’s periodic filings with the Securities and Exchange Commission.  Any statements made by the Company that are not historical facts should be considered to be forward-looking statements.  The Company is not obligated to update and does not undertake to update any of its forward-looking statements made herein.

Results of Operations

Net Income

               Net loss for the third quarter of 2002 was $711,000 compared to net income of $2.8 million reported for the same period in 2001.  Diluted earnings (loss)  per share decreased from diluted earnings of $0.20 in third quarter 2001 to diluted loss of ($0.05) in third quarter 2002. In third quarter 2002, the Company recorded a provision for  loan losses of $8.3 million, $7.5 million of which relates to the commercial leases referred to in Note 6.  Return on Average Assets was (0.24%) and Return on Average Equity was (3.05%) for the third quarter 2002.  Excluding the impact of the $7.5 million additional provision for loan losses, Lakeland would have reported net income for the quarter of $4.0 million or $0.29 per diluted share, an increase of 43% from the $2.8 million or $0.20 per share reported in third quarter 2001.

               Net income for the first nine months of 2002 was $6.0 million, compared to $7.9 million earned for the same period last year.  Diluted earnings per share were $0.43, compared to $0.57 for the same period last year.  Return on Average Assets was 0.73% and Return on Average Equity was 9.05% for the first nine months of 2002.  Excluding the additional provision of $7.5 million, net income would have been $10.7 million or $0.77 per diluted share up 35% from the $7.9 million or $0.57 per diluted share reported last year.

Net Interest Income

               Net interest income on a tax equivalent basis for third quarter 2002 was $12.3 million, representing a $1.5 million or 14% increase from the $10.8 million earned in 2001.  The increase in net interest income resulted from an increase in the volume in earning assets.  Also impacting the increase in net interest income was a decline in the cost of interest bearing liabilities resulting from a decrease in rates paid on deposits and a more favorable mix of deposits. The net interest margin decreased from 4.75% in third quarter 2001 to 4.59% in third quarter 2002.

               Interest income on a tax equivalent basis increased from $16.5 million in third quarter 2001 to $16.8 million in 2002, an increase of $336,000 or 2%.  Average earning assets increased $164.4 million from $902.0 million in third quarter 2001 to $1.066 billion in third quarter 2002.  The impact of the increase in earning assets was offset by the impact of a decline in the yield on earning assets from 7.25% in third quarter 2001 to 6.26% in third quarter 2002, a 99 basis point decrease.  The drop in the yield on earning assets can be attributed to the decline in the overall interest rate environment.  Also contributing to the decline in the yield on earning assets was the placement of the remaining $5.3 million of commercial leases on non-accrual in the third quarter of 2002.  A total of $16.0 million of pools of predominately commercial leases were placed on non-accrual in the first nine months of 2002.  Interest that would have been accrued in third quarter 2002 on the leases was $381,000.  The effect of placing these leases on non-accrual was to decrease the yield on earning assets by 14 basis points.

               Total interest expense decreased from $5.7 million in third quarter 2001 to $4.5 million in third quarter 2002, a decrease of $1.2 million.  A $153.2 million increase in interest bearing liabilities was offset by a 114 basis point decrease in the cost of funds to 2.10%.  The cost of funds was influenced by a decline in rates as well as a change in the mix of deposits.  Average time deposits as a percent of total deposits decreased from 29% in third quarter of 2001 to 26% during the same period in 2002.  Lower yielding savings and interest bearing demand accounts as a percent of deposits increased from 48% in third quarter 2001 to 53% in 2002.

               Net interest income on a tax equivalent basis increased from $30.5 million for the first nine months of 2001 to $36.2 million for the first nine months of 2002, a $5.7 million or 19% increase.  Interest income on a tax equivalent basis increased from $48.1 million to $49.4 million, an increase of $1.3 million or 3%.  An increase in average earning assets of $146.9 million from the first nine months of 2001 to the first nine months of 2002 caused the increase in interest income.  This increase was partially offset by a decline in the yield on average earning assets from 7.39% for the first nine months of 2001 to 6.49% for the first nine months of 2002.  Interest income that would have been accrued in the first nine months of 2002 on the leases that were put on non-accrual was $856,000, or an 11 basis point impact on the yield on average earning assets.

Provision for Loan Losses

               In determining the provision for loan losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan losses, and prevailing economic conditions.

               The provision for loan losses increased to $8.3 million for the quarter ended September 30, 2002,  compared with $400,000 for the same quarter last year.  The $8.3 million provision included $7.5 million specifically related to the commercial leases described in Note 6 to the Company’s Financial Statements.  The remaining provision of $750,000 is higher than last year’s provision reflecting a higher level of non-performing loans.  During the third quarter of 2002, the Company charged off loans of $224,000 and recovered $97,000 in previously charged off loans compared to $1.2 million and $59,000, respectively, during the same period in 2001.

               For the first nine months of 2002, the provision for loan losses was $9.8 million compared to $1.2 million for the same period last year due to the commercial leases and to the higher level of non-performing loans at September 30, 2002 compared to the prior year.  The Company charged off $550,000 and recovered $385,000 in the first nine months of 2002 compared to respective charge-offs and recoveries in 2001 of $2.3 million and $239,000.

Noninterest Income

               Noninterest income increased from $2.0 million to $3.0 million from third quarter 2001 to third quarter 2002 primarily as a result of $812,000 in gains on sales of securities.  Other income also increased from $166,000 in third quarter 2001 to $254,000 in 2002 primarily as a result of an increase in income on bank owned life insurance policies.  The Bank purchased $10 million in bank owned life insurance policies in fourth quarter 2001.  Gains on sales of leases declined due to a decision to keep a greater amount of leases in the Bank’s own portfolio.

               Noninterest income increased from $6.2 million for the first nine months of 2001 to $7.6 million for the first nine months of 2002, an increase of $1.4 million or 22%.  Gains on sales of securities of $875,000 in the first nine months of 2002 compared to $35,000 for the same period in 2001 contributed to this increase.  Service charges on deposit accounts increased from $3.9 million for the first nine months of 2001 to $4.4 million for 2002, an increase of $431,000 or 11% as a result of the standardization of deposit related fees among subsidiary banks beginning in second quarter 2001.  Commissions and fees increased from $1.0 million in the first nine months of 2001 to $1.4 million in 2002 as a result of an increase in loan fees, investment brokerage service fees and miscellaneous service charges.  Other income increased from $583,000 in the first nine months of 2001 to $738,000 in 2002 resulting from increased income from bank owned life insurance policies.

Noninterest Expense

               Noninterest expense increased from $8.1 million in the third quarter of 2001 to $8.4 million in 2002, an increase of $332,000 or 4%. Salaries and employee benefits increased $173,000 from third quarter 2001 to $4.6 million in 2002 as a result of expansion of Lakeland’s branch network, increases in medical benefit costs and normal salary increases.  Stationery, supplies and postage expense declined from $376,000 during third quarter 2001 to $303,000 in 2002, a decline of $73,000 or 19%.  The decline in postage and supply expense results from a reduction of costs related to the outsourcing of statement rendering.  Other expenses increased from $1.6 million in third quarter 2001 to $1.8 million in third quarter 2002 as a result of increases in legal fees and correspondent banking fees.

               Noninterest expense increased from $23.1 million in the first nine months of 2001 to $24.8 million in 2002, an increase of $1.7 million, or 7%.  Salary and employee benefit expense increased from $12.9 million in 2001 to $14.0 million in 2002, an increase of $1.1 million, or 9% due to increased staff relating to branch additions and normal salary and benefit increases.  Net occupancy expense increased from $2.3 million in the first nine months of 2001 to $2.5 million in 2002, an increase of $181,000 or 8% due to the addition of branches late in the first nine months of 2001 and in the third quarter of 2002.  Stationery, supplies and postage expense decreased by $299,000 which reflects the outsourcing of statement rendering in 2002 and higher 2001 costs due to the merger of subsidiary institutions.  Other expenses increased from $4.5 million for the first nine months of 2001 to $5.1 million in 2002, an increase of 12% related to increased expenses in legal fees, marketing expense and correspondent banking fees.

Provision (Benefit) for Income Taxes

               In third quarter 2002, the benefit for income taxes was $887,000 compared to a provsion of $1.3 million or 31% of pre-tax income for third quarter last year.  Year-to-date, the provision for income taxes is $2.2 million or 27% of pretax income compared to $3.6 million or 31% of pre-tax income for the same period last year.  The reduction in the Company’s year-to-date effective tax rate results from a lower level of year-to-date pre-tax income due to recording a net loss in third quarter.  Because interest income on tax exempt securities as a percent of pre-tax income has increased and because of the addition of the income from the BOLI purchased in fourth quarter of 2001, our effective tax rate has declined.

Financial Condition

               The Company’s total assets increased $139.6 million or 13% from $1.044 billion at December 31, 2001, to $1.184 billion at September 30, 2002.  Total deposits increased from $912.1 million on December 31, 2001 to $1.038 billion on September 30, 2002, an increase of $126.6 million or 14%.

Loans

               Loans increased from $600.1 million on December 31, 2001 to $698.6 million on September 30, 2002, an increase of $98.5 million, or 16%.  Most of this growth was in consumer and home equity loans which increased $56.2 million, or 32% to $232.6 million at September 30, 2002.  Home equity loan growth was strong in 2002 due to the low interest rate environment.  Commercial and construction loans increased $26.0 million or 14% to $297.1 million on September 30, 2002.  Residential mortgages increased $6.4 million or 4% to $168.9 million at September 30, 2002.

               The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	September 30, 2002	December 31, 2001	September 30, 2001

Non-performing loans:
Non-accrual loans	$19,743	$1,985	$2,326
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	19,743	1,985	2,326
Other real estate owned	130	513	439

TOTAL NON-PERFORMING ASSETS	$19,873	$2,498	$2,765

Loans past due 90 days or more and still accruing	$811	$1,369	$1,960

               Non-accrual loans increased from $2.0 million on December 31, 2001 to $19.7 million on September 30, 2002 primarily as a result of the addition of $16.0 million of commercial leases. Surety companies have issued bonds to cover the performance of these leases but have withheld payment.  The Company is presently litigating this matter.  For more information see Note 6 - Commitments and Contingencies in this Quarterly Report on Form 10-Q. There is one other loan relationship in non-accrual loans with a balance of $1.2 million at September 30, 2002.  There are no other loan relationships on non-accrual with balances in excess of $500,000.  Excluding the impact of the commercial leases in non-accrual loans, nonperforming loans would have been $3.7 million or 0.54% of total loans on September 30, 2002 compared to $2.0 million or 0.33% of total loans on December 31, 2001.  The ratio of annualized charge-offs to average loans outstanding was 0.03% for the first nine months of 2002 compared to 0.51% for the same period in 2001.

               Loans past due ninety days or more and still accruing at September 30, 2002 decreased $558,000 from year-end 2001 to $811,000.

               Other real estate owned decreased from $513,000 on December 31, 2001 to $130,000 on September 30, 2002 as a result of sales of property.

               On September 30, 2002, the Company had $20.5 million in impaired loans (including $18.9 million in non-accrual loans) compared to $3.3 million at year-end 2001.  For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans.  Based on such evaluation, $9.0 million has been allocated to the allowance for  loan losses for impairment.  At September 30, 2002, the Company also had $6.1 million in loans that were rated substandard and not classified as non-performing or impaired.

               There were no loans at September 30, 2002, other than those designated non-performing, impaired, or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

               The following table sets forth for the periods presented, the historical relationships among the allowance for loan losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	September 30, 2002	December 31, 2001	September 30, 2001

Balance of the allowance at the beginning of the year	$8,220	$8,890	$8,890

Loans charged off:
Commercial	129	2,248	1,984
Home Equity and consumer	421	398	337
Real estate-mortgage	—	4	3

Total loans charged off	550	2,650	2,324

Recoveries:
Commercial	252	245	113
Home Equity and consumer	128	124	119
Real estate-mortgage	5	11	7

Total Recoveries	385	380	239

Net charge-offs:	165	2,270	2,085
Provision for loan losses charged to operations	9,750	1,600	1,200

Ending balance	$17,805	$8,220	$8,005

Ratio of net charge-offs to average loans outstanding	0.03%	0.41%	0.51%
Ratio of allowance at end of period as a percentage of period end total loans	2.55%	1.37%	1.38%

               The ratio of the allowance for loan losses to loans outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio.  The determination of the adequacy of the allowance for loan losses and periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management.  The evaluation process is undertaken on a quarterly basis.

               Methodology employed for assessing the adequacy of the allowance for loan losses consists of the following criteria:

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

          Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan losses to be adequate at September 30, 2002. The preceding statement constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

Investment Securities

               Total investment securities increased from $343.3 million on December 31, 2001 to $377.1 million on September 30, 2002, an increase of $33.8 million, or 9.9%.  Investment securities held to maturity declined from $70.3 million on December 31, 2001 to $49.3 million on September 30, 2002, a decrease of $21.0 million.  Investment securities available for sale increased from $273.1 million on December 31, 2001 to $327.8 million on September 30, 2002 as maturities in the held to maturity portfolio as well as excess liquid funds were invested in the available for sale portfolio.

Deposits

               Total deposits increased from $912.1 million on December 31, 2001 to $1.039 billion on September 30, 2002, an increase of 14%.  Total non-interest bearing deposits increased from $206.8 million to $217.4 million, an increase of $10.6 million.  Savings and interest bearing transaction accounts increased from $470.6 million on December 31, 2001 to $558.6 million on September 30, 2002, an increase of $88.0 million or 19%.  Total core deposits, which consist of non-interest bearing deposits and savings and interest bearing transaction accounts, increased by $98.6 million or 15% to $775.9 million.  Core deposits (defined as total deposits excluding all time deposits) are 75% of total deposits. Total time deposits increased from $234.8 million on December 31, 2001 to $262.8 million on September 30, 2002, a $28.0 million increase.  Time deposits under $100,000 decreased $2.6 million to $181.4 million as consumers continued to shift their funds into short-term transaction accounts due to the low interest rate environment.  Time deposits over $100,000 increased from $50.8 million to $81.4 million as a result of an increase in municipal certificates of deposit.

Liquidity

               Cash and cash equivalents, at $64.4 million on September 30, 2002, increased $15.8 million or 32% from year-end.  Operating activities, principally the result of the Company’s net income, provided $14.5 million in net cash.  Investing activities used $129.1 million in net cash, primarily reflecting use of funds for the purchase of investment securities of $155.9 million and use of funds for loans of $98.7 million.  Financing activities provided $130.3 million in net cash, reflecting an increase in deposits of $126.6 million and a $10.0 million borrowing from the Federal Home Loan Bank of New York. Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.  The preceding statement constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934. At September 30, 2002, Lakeland had outstanding loan origination commitments of $111.5 million. These commitments include $48.4 million that mature within one year; $3.3 million that mature after one but within three years; $1.1 million that mature after three but within five years and $58.6 million that mature after five years.  Time deposits issued in amounts of $100,000 or more maturing within one year total $64.6 million.

Capital Resources

               Stockholders’ equity increased from $85.6 million on December 31, 2001 to $89.8 million on September 30, 2002.  Book value per common share increased to $6.60 on September 30, 2002 from $6.26 on December 31, 2001.  The increase in stockholders’ equity from December 31, 2001 to September 30, 2002 results from net income and increases in accumulated other comprehensive income resulting from increases in market values of the Company’s investment securities available for sale. Partially offsetting these increases were dividends paid to shareholders totaling $3.8 million and purchases of 110,890 shares of treasury stock at an average price of $17.38 as part of the Company’s stock buyback program.

               The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies.  Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements.  Management believes, as of September 30, 2002, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at September 30, 2002, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

	Tier 1 Capital to Total Average Assets Ratio September 30, 2002	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2002	Total Capital to Risk-Weighted Assets Ratio September 30, 2002

Capital Ratios:
The Company	7.12%	10.93%	12.20%
Lakeland Bank	6.24%	9.62%	10.89%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk

No significant change from Annual Report on Form 10-K.

ITEM 4:   Controls and Procedures

               Within the 90 days prior to the date of this report, the Corporation carried out  an  evaluation,  under  the  supervision  and  with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and  Chief  Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Securities Exchange Act Rule  13a-14.  Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls  and  procedures  are  effective  in  timely  alerting  them to material information relating to the Corporation (including its consolidated subsidiaries) required  to  be  included  in the Corporation’s periodic SEC filings. There have been  no  significant  changes in the Corporation’s internal controls or in other  factors  that could significantly affect internal controls subsequent to the date of  their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

Item 1     Legal Proceedings

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

               The third surety company, RLI Insurance Co. (“RLI”), had been making limited payments to Lakeland substantially less than the full monthly payments due Lakeland. RLI has reserved its rights to seek recoupment of the payments it has made.  On July 24, 2002, RLI informed Lakeland that funds distribution is on hold due to the CMC bankruptcy.

               CMC and CSC filed petitions in bankruptcy in May and June, 2002, respectively in Florida.  Subsequently, these bankruptcies were transferred to the Southern District of California for administration, and transfer of trustee responsibilities including control over the lease servicing function, is pending.

               A complaint filed by RLI against Lakeland and several other parties is presently pending in the United States District Court for the Southern District of California.  The complaint alleges among other things that CMC fraudulently induced RLI to issue the surety bonds, and that the surety bonds are therefore void.  On or about May 7, 2002, Lakeland filed a motion to dismiss RLI’s complaint, and that motion was scheduled to be heard on October 24, 2002. However, on October 27, 2002 an order was entered by the Judicial Panel on Multidistrict Litigation (“JPMDL”) transferring the case from California to the United States District Court for the Northern District of Ohio, along with other cases related to CMC pending in other United States District Courts around the country. Disposition of Lakeland’s motion to dismiss RLI’s complaint will hold be handled by United States District Court for the Northern District of Ohio. An initial conference/hearing regarding the cases transferred to the United States District Court for the Northern District of Ohio is November 21, 2002.

               Lakeland filed a complaint against RLI and other parties in the Superior Court of New Jersey, Law Division, Passaic County.  Among other things, the complaint alleges that RLI is liable for the payments due to Lakeland under the leases for which RLI issued bonds and may not assert fraud as a defense to paying any claim under the bonds.  The action was removed to federal court and Lakeland has a motion pending seeking to remand the case back   to state court in New Jersey. However, that action is also subject to the recent JPMDL transfer order, and disposition of Lakeland’s motion likewise will be effected by transfer of the case to the United States District Court for the Northern District of Ohio.

               Lakeland also filed a separate complaint against Royal and other parties in the Superior Court of New Jersey, Law Division, Passaic County. As with its complaint against RLI, the complaint against Royal alleges that Royal is liable for the payments due to Lakeland under the leases for which Royal issued bonds and may not assert fraud as a defense to paying any claim under the bond. The action was removed to federal court and Lakeland has a motion pending seeking to remand the case back to state court in New Jersey. That action currently is not subject to the recent JPMDL transfer order, although it is anticipated that the action against Royal and disposition of Lakeland’s motion to remand may soon become subject to that transfer order.

               Lakeland intends to file a complaint against AMICO.

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

               As of September 30, 2002, $16.0 million of the leases were on non-accrual.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5 Other Information

None.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

99.1 Certification by Roger Bosma pursuant to Section 906 of the Sarbanes Oxley Act.

99.2 Certification by Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

(b) Current Reports on form 8-K filed during the quarter ended September 30, 2002.

On July 11, 2002, the Company filed a Form 8-K reporting second quarter 2002 earnings and an increase in the quarterly cash dividend.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND BANCORP, INC.

(Registrant)

Roger Bosma

Roger Bosma President and Chief Executive Officer

Joseph F. Hurley

Joseph F. Hurley Executive Vice President and Chief Financial Officer

November 13, 2002

Date

Certifications:

I, Roger Bosma, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lakeland Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

Roger Bosma

Roger Bosma President and Chief Executive Officer

I, Joseph F. Hurley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lakeland Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

Joseph F. Hurley

Joseph F. Hurley Executive Vice President and Chief Financial Officer