Form 10-K
period 2002-12-31
LAKELAND BANCORP INC
filed 2003-03-26
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission file number 33-27312

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip Code)

(973) 697-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes     ☒     No     ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2002), is estimated to have been approximately $249,000,000.

The number of shares outstanding of the registrant’s Common Stock, as of February 1, 2003, was 14,211,780.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s., Proxy Statement for its 2003 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

i

PART I

ITEM 1—Business

GENERAL

Lakeland Bancorp, Inc. (the “Company”), a New Jersey corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland”). On February 20, 1998, the Company acquired Metropolitan State Bank, which became a subsidiary of the Company. On July 15, 1999, the Company completed its acquisition of The National Bank of Sussex County (“NBSC”). On January 28, 2000, the Company merged Metropolitan State Bank into Lakeland, with Lakeland as the survivor. On June 29, 2001, the Company merged NBSC into Lakeland, with Lakeland as the survivor. The Company’s primary business consists of managing and supervising Lakeland. The principal source of the Company’s income is dividends paid by Lakeland. At December 31, 2002, the Company had consolidated total assets, deposits, and stockholders’ equity of approximately $1.2 billion, $1.1 billion, and $90.8 million, respectively.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described in Exhibit 99.1 to this Annual Report on Form 10-K.

Lakeland was organized as Lakeland State Bank on May 19, 1969. Lakeland is a state banking association, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). Lakeland is not a member of the Federal Reserve System. Lakeland is a full-service commercial bank, offering a complete range of consumer, commercial, and trust services. Lakeland’s 34 branch offices are located in the following five New Jersey counties: Morris, Passaic, Sussex, Essex, and Bergen.

Commercial Bank Services

Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses in its northern New Jersey market area. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans and mortgage loans. Depository products include: demand deposits, savings accounts, and time accounts. In addition, the Company offers collection, wire transfer, and night depository services. In the second quarter of 2000, Lakeland acquired NIA National Leasing Inc. Since its acquisition, this company has operated as a division of Lakeland under the name Lakeland Bank Equipment Leasing Division. This acquisition provides a solution to small and medium sized companies who wish to choose leasing of equipment over other financial alternatives.

Consumer Banking

The Company also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, secured and unsecured loans, consumer installment loans, mortgage loans, and safe deposit services. Lakeland provides brokerage services to its customers through a third party.

Other Services

A variety of other services are available through a third party. These include full-service investment and advisory services for individuals.

Competition

The Company operates in a highly competitive market environment within northern New Jersey. Three major multi-bank holding companies in addition to several large independent regional banks and several large multi-state thrift holding companies operate within the Company’s market area. These larger institutions have substantially larger lending capacities and typically offer services which the Company does not offer.

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

Employees

At December 31, 2002, there were 469 persons employed by the Company.

SUPERVISION AND REGULATION

General

The Company is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act. The Company is subject to examination by the Federal Reserve Board.

Lakeland is a state chartered banking association subject to supervision and examination by the Department of Banking and Insurance of the State of New Jersey and the FDIC. The regulations of the State of New Jersey and FDIC govern most aspects of Lakeland’s business, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location of branch offices. Lakeland is subject to certain restrictions imposed by law on, among other things, (i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of the Company or any subsidiary of the Company, and (iii) the taking of such stock or securities as collateral for loans to any borrower.

The Holding Company Act

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

With respect to non-banking activities, the Federal Reserve Board has by regulation determined that several non-banking activities are closely related to banking within the meaning of the Holding Company Act and thus may be performed by bank holding companies. Although the Company’s management periodically reviews other avenues of business opportunities that are included in that regulation, the Company has no present plans to engage in any of these activities other than providing brokerage services through a third party.

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

Regulation of Bank Subsidiaries

There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Commitments to Affiliated Institutions

The policy of the Federal Reserve Board provides that a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support such subsidiary banks in circumstances in which it might not do so absent such policy.

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. This act also authorizes banks to merge across state lines, thereby creating interstate branches. Under the act, each state had the opportunity either to “opt out” of this provision, thereby prohibiting interstate branching in such state, or to “opt in”. A state may “opt in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.

Gramm-Leach Bliley Act of 1999

The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

•	allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than previously was permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Modernization Act also modified other financial laws, including laws related to financial privacy and community reinvestment.

The USA PATRIOT Act

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures, intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	All financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	The Secretary of the Department of Treasury, in conjunction with other bank regulators, was authorized to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) are required to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

•	audit committees for all reporting companies;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers (other than loans made by an insured depository institution (as defined in the Federal Deposit Insurance Act), if the loan is subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act);

•	expedited filing requirements for Forms 4’s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation W

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of Lakeland. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by certain types of collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. Comments on the proposed rule were due by January 13, 2003. As of March 25, 2003, the final regulation had not been adopted.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a state non-member bank, to assess the bank’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the bank. Under the FDIC’s CRA evaluation system, the FDIC focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

Securities and Exchange Commission

The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934 (the “1934 Act”). As a result, the Company and its officers, directors, and major stockholders are obligated to file certain reports with the SEC. The Company is subject to proxy and tender offer rules promulgated pursuant to the 1934 Act.

Effect of Government Monetary Policies

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through the Board’s power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate of borrowings of banks and the reserve requirements against bank deposits. It is not possible to predict the nature and impact of future changes in monetary fiscal policies.

Dividend Restrictions

The Company is a legal entity separate and distinct from Lakeland. Virtually all of the revenue of the Company available for payment of dividends on its capital stock will result from amounts paid to the Company by Lakeland. All such dividends are subject to various limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies. Under State law, a bank may not pay dividends unless, following the dividend payment, the capital stock of the bank would be unimpaired and either (a) the bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of the dividend will not reduce the surplus of the bank.

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and Lakeland may pay. Under FDICIA, banking institutions which are deemed to be “undercapitalized” will, in most instances, be prohibited from paying dividends. See “FDICIA”. See also the “Regulatory Matters” Note of the Notes to Consolidated Financial Statements for further information regarding dividends.

Capital Adequacy Guidelines

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2002, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 10.94% and 12.20%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company is subject to similar minimum leverage criteria. The Company’s leverage ratio was 7.01% at December 31, 2002.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), federal banking agencies have established certain additional minimum levels of capital which accord with guidelines established under that act. See “FDICIA”.

FDICIA

Enacted in December 1991, FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. Under FDICIA, federal banking agencies were required to establish minimum levels of capital (including both a leverage limit and a risk-based capital requirement) and specify for each capital measure the levels at which depository institutions will be considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”.

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2002, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

In addition, FDICIA requires banking regulators to promulgate standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Deposit Insurance and Premiums

Lakeland’s deposits are insured by the Bank Insurance Fund (“BIF”) that is administered by the FDIC up to a maximum of $100,000 per depositor. The amount of the premium is determined by the FDIC’s risk-based insurance assessment system in which each insured bank is placed in one of nine assessment risk classifications based on the FDIC’s evaluation. There is a 27 basis point range between the highest and lowest assessment rate, so that banks classified as strongest by the FDIC were subject in 2002 to a 0.00% assessment. Lakeland was placed in this category and therefore had a 0.00% assessment rate in 2002.

In addition to this assessment, Lakeland and all other members of the BIF are required to help fund interest payment obligations that the Financing Corporation (“FICO”) has assumed to recapitalize the Savings Association Insurance Fund (“SAIF”). During 2002, a FICO premium of approximately two basis points was charged on BIF deposits. Based on this premium, Lakeland paid FICO premiums of $164,000 in 2002.

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

ITEM 2—Properties

The Company’s principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey. It also maintains an operations center in Branchville, New Jersey.

The Company operates 34 banking locations in Passaic, Morris, Sussex, Bergen, and Essex Counties, New Jersey. Lakeland’s Wantage office is leased under a lease expiring on April 30, 2007. Lakeland’s Rockaway office is under a lease expiring on August 16, 2008. Lakeland’s Newton office is under a lease expiring on August 31, 2006. Lakeland’s Wharton Office is under a lease expiring on July 24, 2005. Lakeland’s Ringwood office is under a lease expiring on February 28, 2008. Lakeland’s Fairfield office is under a lease expiring on February 28, 2007. Lakeland’s Vernon office is under a lease expiring on September 30, 2006. Lakeland’s Hampton office is under a lease expiring on September 30, 2018. Lakeland’s Little Falls office is under a lease expiring on November 30, 2010. Lakeland’s Pompton Plains office is under a lease expiring on March 31, 2008. Lakeland’s Cedar Crest office is under a lease expiring on August 19, 2011. Lakeland’s Sussex/Wantage office is under a lease expiring on July 31, 2012. For information regarding all of the Company’s rental obligations, see Notes to Consolidated Financial Statements.

All other offices of the Company are owned and are unencumbered.

ITEM 3—Legal Proceedings

Beginning in February 2001, Lakeland purchased four separate portfolios of predominantly commercial leases from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies (American Motorists Insurance Co. (“AMICO”), Royal Indemnity Co. (“Royal”) and RLI Insurance Co. (“RLI”)) to guarantee each lessee’s performance. Relying on these surety bonds, Lakeland and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC or a related entity, Commercial Servicing Corp. (“CSC”), continued to act as sub-servicer and, as such, was required to collect and forward payments to Lakeland on a monthly basis.

While prior months’ amounts had been current, CMC or CSC failed to forward to Lakeland the required amounts due since late December 2001, and, accordingly, Lakeland demanded payment from the three surety companies in January 2002. While some additional payments were made to Lakeland during 2002, each of the three surety companies advised Lakeland at various dates during 2002 that no further payments would be made. Each surety company also reserved its rights to seek recoupment of the payments it had made.

Lakeland has filed separate suits against RLI, Royal and AMICO seeking to enforce Lakeland’s rights under the various surety bonds. The complaints allege that each of the surety companies is liable for the payments due to Lakeland under the leases for which each surety company issued bonds and may not assert fraud as a defense to paying any claim under the bonds. Lakeland’s suits have been or are in the process of being consolidated for pretrial purposes with more than 35 other lawsuits involving similar claims in the United States District Court for the Northern District of Ohio (the “MDL Court”) under the federal Judicial Panel on Multidistrict Litigation (“MDL”) Rules. On January 31, 2003, Lakeland joined with other similarly situated CMC/CSC investors in filing a motion for judgment on the pleadings in the consolidated MDL litigation. That motion is currently pending. In addition, discovery has commenced and is continuing.

A complaint was filed by RLI against Lakeland and several other parties in the United States District Court for the Southern District of California. The complaint alleges among other things that CMC fraudulently induced RLI to issue the surety bonds, and that the surety bonds are therefore void. Prior to transfer of the action to the MDL Court, Lakeland filed a motion to dismiss RLI’s complaint for lack of personal jurisdiction, and subsequent to transfer that motion to dismiss RLI’s complaint was denied without prejudice by the MDL Court. Lakeland has filed both an answer to RLI’s action and a counterclaim against that party in the consolidated proceedings before the MDL Court.

Similar actions were filed by AMICO against Lakeland and several other parties in the United States District Court for the Southern District of California and by Royal in the United States District Court for the District of Nevada. Those cases also have been consolidated for pretrial purposes in the MDL Court, and Lakeland has filed answers and counterclaims in both those actions.

CMC and CSC filed for bankruptcy protection in May and June, 2002, respectively in the United States Bankruptcy Court for the Southern District of Florida (the “Florida Bankruptcy Court”). The Florida Bankruptcy Court ordered that all collections by the servicers and sub-servicers under the leases be paid in escrow to the bankruptcy trustee pending final resolution of rights to those collections. On September 18, 2002, the bankruptcy action was transferred to the United States Bankruptcy Court for the Southern District of California (the “California Bankruptcy Court”). On February 5, 2003, Lakeland and the bankruptcy trustee (the “Trustee”) entered into a proposed settlement agreement, subject to California Bankruptcy Court approval, that will settle and resolve all of the bankruptcy estate’s claims against Lakeland. On February 19, 2003, the Trustee filed a motion with the California Bankruptcy Court requesting approval of the settlement agreement. A hearing on the Trustee’s motion has been set for April 2, 2003.

In summary, under the proposed settlement, if approved by the California Bankruptcy Court,

•	The bankruptcy estate will be permitted to retain $542,425 of the funds collected on Lakeland lease pools, which funds are currently held in escrow by the Trustee.

•	The Trustee will release its claim to any future collections such that these amounts can be paid directly to Lakeland.

•	Lakeland will also pay the bankruptcy estate an amount equal to 5% of its recovery from the sureties that issued surety bonds in connection with the Lakeland lease pools, not to exceed $709,325.

•	The Settlement Agreement also contains provisions dealing with the disposition of the collateral under Lakeland’s lease pools. Lakeland will retain a priority security interest in the collateral associated with each lease (including the underlying equipment) until all the lease stream payments due to Lakeland under the relevant lease are made. For any lease that fully performs, the bankruptcy estate will receive any payments in excess of what is due to Lakeland.

•	The Trustee will assign to Lakeland any interest the bankruptcy estate may have in the surety bonds issued by the sureties.

•	The parties will grant mutual general releases.

•	Lakeland’s proof of claim in the bankruptcy action will be allowed, but be made subject to the interests of general unsecured trade creditors of CMC and CSC.

Lakeland believes that if the California Bankruptcy Court approves the proposed settlement, such approval will enhance Lakeland’s position before the MDL Court by eliminating any uncertainty over whether the surety bonds were property of the bankruptcy estate, thereby removing the opportunity for the surety defendants to continue to delay the MDL case based on this issue.

In 2002, a case called Clayton v. CMC was initiated in the Superior Court of California, Los Angeles County. In that action, California lessees, whose leases were part of various CMC lease pools (including pools purchased by Lakeland) assert claims relating to usury limitations. The complaint alleges that CMC was never licensed as a lender in California and therefore could not legally charge interest on any loans which it may have originated. Lakeland has been formally served in this matter, but no responsive pleading has yet been filed. Following its filing, the Clayton v. CMC case was removed to the United States Bankruptcy Court for the Southern District of California, but in February 2003 that matter was remanded to the Superior Court of California, Los Angeles County. It is anticipated that with the return of the case to state court, responsive pleadings will be filed.

As of December 31, 2002, $16.0 million of the leases were on non-accrual.

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

ITEM 4—Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2002.

ITEM 4A—Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience

Roger Bosma Age 60	1999

President and Chief Executive Officer of the Company (June, 1999—Present); President and Chief Executive Officer of Lakeland Bank (January 2002 to Present); Executive Vice President, Hudson United Bancorp (May, 1997—June, 1999); President and Chief Executive Officer, Independence Bank of New Jersey (prior years—May, 1997)

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience

Robert A. Vandenbergh Age 51	1999

Executive Vice President and Chief Lending Officer of the Company (October, 1999—Present); President, NBSC (November, 1998—June 2001); Executive Vice President, NBSC (1997—November, 1998); Chief Lending Officer, NBSC (prior years—1997)

Joseph F. Hurley Age 52	1999

Executive Vice President and Chief Financial Officer of the Company (November, 1999—Present); Executive Vice President and Chief Financial Officer, Hudson United Bancorp (May, 1997—November, 1999); Vice President, Prudential Insurance Company (prior years—May, 1997)

Jeffrey J. Buonforte Age 51	1999

Executive Vice President and Chief Retail Officer of the Company (November, 1999— Present); Director, Business Development, Price Waterhouse Coopers (September, 1998—November, 1999); Vice President and Senior Regional Manager, Bank of New York (prior years—September, 1998)

Louis E. Luddecke Age 56	1999	Executive Vice President and Chief Operations Officer of the Company (October, 1999—Present); Executive Vice President and Chief Financial Officer, Metropolitan State Bank (prior years—October, 1999)

Steven Schachtel Age 45	2000	President, Lakeland Bank Equipment Leasing Division (April 2000—Present); President, NIA National Leasing (prior years—April 2000)

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the Nasdaq National Market since February 22, 2000 and in the over the counter market prior to this date. As of December 31, 2002, there were 3,696 shareholders of record of common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by Nasdaq. Prices and dividends have been adjusted to reflect all stock dividends paid by the Company.

Year ended December 31, 2002	High	Low	Dividends Declared
First Quarter	$17.11	$14.57	$0.086
Second Quarter	21.67	15.71	0.086
Third Quarter	20.78	14.48	0.090
Fourth Quarter	19.85	15.05	0.090

Year ended December 31, 2001	High	Low	Dividends Declared
First Quarter	$9.30	$6.86	$0.072
Second Quarter	18.14	8.28	0.072
Third Quarter	14.96	10.56	0.082
Fourth Quarter	17.32	12.48	0.082

Dividends on the Company’s Common Stock are within the discretion of the Board of Directors of the Company and are dependent upon various factors, including the future earnings and financial condition of the Company, Lakeland and bank regulatory policies.

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $7.1 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2002.

Capital guideline and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1—Business—Supervision and Regulation—Dividend Restrictions.”

ITEM 6

SELECTED CONSOLIDATED FINANCIAL DATA
(Not covered by Report of Independent Certified Public Accountants)

	2002	2001	2000	1999	1998

	(in thousands except per share data)
Years Ended December 31
Interest income	$65,520	$63,323	$58,213	$54,031	$51,871
Interest expense	17,346	22,831	21,720	20,241	19,876

Net interest income	48,174	40,492	36,493	33,790	31,995
Provision for loan and lease losses	10,500	1,600	2,000	1,781	698
Noninterest income	9,001	8,347	8,263	6,292	5,998
Gains (losses) on sales of investment securities	876	(57)	(529)	32	119
Noninterest expenses	33,587	31,206	27,527	30,219	25,033

Income before income taxes	13,964	15,976	14,700	8,114	12,381
Income tax provision	3,887	4,953	4,695	2,714	4,424

Net income	$10,077	$11,023	$10,005	$5,400	$7,957

Per-Share Data*
Weighted average shares outstanding:
Basic	14,320	14,417	14,609	14,658	14,630
Diluted	14,587	14,593	14,694	14,717	14,724
Earnings per share:
Basic	$0.70	$0.76	$0.69	$0.37	$0.54
Diluted	$0.69	$0.76	$0.68	$0.37	$0.54
Cash dividend per common share	$0.35	$0.31	$0.27	$0.23	$0.18
Book value per common share	$6.38	$5.96	$5.43	$4.93	$5.05
Closing stock price	$17.87	$15.52	$8.62	$9.39	$14.47
At December 31
Investment securities available for sale	$361,760	$273,082	$187,880	$152,591	$165,282
Investment securities held to maturity	46,083	70,259	107,860	125,130	90,657
Loans, net of deferred fees	719,658	601,959	521,841	476,514	450,051
Total assets	1,207,105	1,044,338	906,612	830,170	803,024
Total deposits	1,059,092	912,110	800,762	736,739	711,811
Total core deposits	807,747	677,346	534,138	521,404	480,321
Long-term debt	31,000	21,004	11,000	6,000	5,000
Total stockholders’ equity	90,767	85,567	78,624	72,282	73,763
Performance ratios
Return on Average Assets	0.89%	1.14%	1.16%	0.65%	1.04%
Return on Average Equity	11.29%	13.37%	13.43%	7.64%	11.03%
Efficiency ratio	57.23%	61.72%	59.61%	73.06%	64.16%
Net Interest Margin (tax equivalent basis)	4.75%	4.69%	4.77%	4.56%	4.72%
Capital ratios
Tier 1 leverage ratio	7.01%	7.86%	8.47%	8.88%	9.35%
Total risk-based capital ratio	12.20%	13.61%	14.84%	16.66%	17.05%

*Restated for 5% stock dividends in 2002, 2001 and 2000

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition.  You should read this section in conjunction with the consolidated financial data that is presented on the preceding page as well as the accompanying notes to financial statements.  As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc., and “Lakeland” refers to Lakeland Bank, the Company’s wholly owned banking subsidiary.  The National Bank of Sussex County (NBSC) was merged into Lakeland on June 29, 2001, and  Metropolitan State Bank (Metropolitan) was merged into Lakeland on January 28, 2000.

Statements Regarding Forward-Looking Information

          The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for loan and lease losses), corporate objectives, and other financial and business matters.  The words “anticipates”, “projects”, “intends”, “estimates”, “expects”, “believes”,  “plans”, “may”, “will,”, “should”, “could”, and other similar expressions are intended to identify such forward-looking statements.  The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time.  Actual results could differ materially from such forward-looking statements.

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

Significant Accounting Policies, Judgments and Estimates

          The accounting and reporting policies of the Company and Lakeland conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland Investment Corp., and Lakeland NJ Investment Corp.  All intercompany balances and transactions have been eliminated.

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

          The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses.   The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals.  However, actual losses may be higher or lower than historical trends, which vary.  Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

          The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current economic conditions which may affect the borrowers’ ability to pay.  The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.  Loss estimates for specified problem loans are also detailed.

          Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan and lease losses. Interest which had accrued in the current year is reversed out of current period income.  Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

          The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”.  Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

          The Company accounts for income taxes under the liability method of accounting for income taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse.  Deferred tax expense is the result of changes in deferred tax assets and liabilities.  The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred loan fees, deferred compensation and securities available for sale.

Financial Overview

          The year ended December 31, 2002 represented a year of record growth for the Company in many areas.  Lakeland opened one new branch and expanded its array of products to the consumer and small business customer.  It also relocated its Data Center and a branch to larger more state-of-the-art-facilities.  As discussed in this Management’s discussion and analysis:

•	Assets increased by $162.7 million or over 15% bringing the asset size of the Company to over $1.2 billion.

•	Deposits exceeded $1 billion for the first time.

•	Core deposits increased by 19%.

•	Total loans increased by 20%.

•	Net interest margin increased to 4.75%.

•	Loan loss provision increased to $10.5 million to reflect uncertainty in the commercial lease pool matter which is currently in litigation.

          Net income for 2002 was $10.1 million or $0.69 per diluted share compared to net income of $11.0 million and $0.76 per diluted share in 2001.  Return on Average Assets was 0.89% and Return on Average Equity was 11.29%.  Return on Average Assets was 1.14% for 2001 and Return on Average Equity was 13.37% for 2001.

          The primary reason for the decline in net income from 2001 to 2002 was a $7.5 million provision taken on the $16.0 million portfolio of commercial leases that were classified as non-performing in 2002.  These leases are described in greater detail in Note 15 – Commitments and Contingencies – Litigation.  Excluding the impact of the $7.5 million additional provision for loan and lease losses or $0.32 per diluted share, Lakeland would have reported net income for the year of $14.8 million or $1.01 per diluted share, an increase of 34% from the $11.0 million or $0.76 per diluted share reported in 2001.

          In 2000, net income was $10.0 million with a Return on Average Assets of 1.16% and a Return on Average Equity of 13.43%.

Net interest income

          Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets.  The Company’s net interest income is determined by: (i) the volume of interest-earning assets that it holds and the yields that it earns on those assets, and (ii) the volume of interest-bearing liabilities that it has assumed and the rates that it pays on those liabilities.  Net interest income increases when the Company can use noninterest bearing deposits to fund or support interest-earning assets.

          Net interest income for 2002 on a tax equivalent basis was $49.4 million, representing an increase of $7.8 million or 18.7% from the $41.6 million earned in 2001.  Net interest income for 2000 on a tax equivalent basis was $37.8 million.  Net interest income improved from 2001 to 2002 primarily because earning assets increased by $153.0 million.  The decline in the Company’s cost of funds caused by decreases in interest rates also caused net interest income to increase.  An improvement in the Company’s mix of deposits from higher cost time deposits to lower cost core deposits also improved the Company’s cost of funds.  Core deposits are defined as noninterest bearing deposits and savings and interest-bearing transaction accounts.  The increase in net interest income in 2001 from 2000 resulted from an increase in earning assets of $95.5 million.

          Interest income and expense volume/rate analysis. The following table shows the impact that changes in average balances of the Company’s assets and liabilities and changes in average interest rates have had on the Company’s net interest income over the past three years.  This information is presented on a tax equivalent basis assuming a 35% tax rate.  If a change in interest income or expense is attributable to a change in volume and a change in rate, the amount of the change is allocated proportionately.

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2002 vs. 2001			2001 vs. 2000

	Increase (Decrease) Due to Change in:		Total Increase (Decrease)	Increase (Decrease) Due to Change in:		Total Increase (Decrease)

	Volume	Rate		Volume	Rate

Interest Income
Loans	$8,035	$(5,245)	$2,790	$5,131	$(1,698)	$3,433
Taxable investment securities	24,686	(25,037)	(351)	1,894	(100)	1,794
Tax-exempt investment securities	378	(66)	312	(409)	43	(366)
Federal funds sold	75	(520)	(445)	215	(94)	121

Total interest income	33,174	(30,868)	2,306	6,831	(1,849)	4,982

Interest Expense
Savings deposits	1,299	(1,933)	(634)	348	(647)	(299)
Interest-bearing transaction accounts	342	(220)	122	679	(179)	500
Time deposits	(445)	(4,812)	(5,257)	921	(627)	294
Borrowings	479	(195)	284	670	(54)	616

Total interest expense	1,675	(7,160)	(5,485)	2,618	(1,507)	1,111

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$31,499	$(23,708)	$7,791	$4,213	$(342)	$3,871

          The following table reflects the components of the Company’s net interest income, setting forth for the years presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net yield on interest-earning assets.  Rates are computed on a tax equivalent basis.

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2002			2001			2000

	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid

	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$666,952	$47,076	7.06%	$558,027	$44,286	7.94%	$494,017	$40,853	8.27%
Taxable investment securities	300,221	15,758	5.25%	263,414	16,109	6.12%	232,434	14,315	6.16%
Tax-exempt securities	54,287	3,583	6.60%	48,528	3,271	6.74%	54,590	3,637	6.66%
Federal funds sold (B)	19,588	357	1.82%	18,051	802	4.44%	11,499	681	5.92%

Total interest-earning assets	1,041,048	66,774	6.41%	888,020	64,468	7.26%	792,540	59,486	7.51%
Noninterest earning assets:
Allowance for loan and lease losses	(11,524)			(8,813)			(8,220)
Other assets	99,756			87,781			75,225

TOTAL ASSETS	$1,129,280			$966,988			$859,545

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$237,993	$3,345	1.41%	$197,990	$3,979	2.01%	$184,933	$4,278	2.31%
Interest-bearing transaction accounts	293,278	4,437	1.51%	201,078	4,315	2.15%	168,837	3,815	2.26%
Time deposits	246,559	7,680	3.11%	255,640	12,937	5.06%	234,478	12,643	5.39%
Borrowings	47,923	1,884	3.93%	33,701	1,600	4.75%	19,504	984	5.05%

Total interest-bearing liabilities	825,753	17,346	2.10%	688,409	22,831	3.32%	607,752	21,720	3.57%

Noninterest bearing liabilities:
Demand deposits	208,403			189,009			170,991
Other liabilities	5,829			7,118			6,293
Stockholders’ equity	89,295			82,452			74,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,129,280			$966,988			$859,545

Net interest income (tax equivalent basis)		49,428	4.31%		41,637	3.94%		37,766	3.93%
Tax equivalent basis adjustment		1,254			1,145			1,273

NET INTEREST INCOME		$48,174			$40,492			$36,493

Net interest margin (tax equivalent basis) (C)			4.75%			4.69%			4.77%

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B) Includes interest-bearing cash accounts.
(C) Net interest income divided by interest-earning assets.

          Total interest income on a tax equivalent basis increased from $64.5 million in 2001 to $66.8 million in 2002, an increase of $2.3 million.  The increase in interest income in 2002 was due to a $153.0 million increase in interest-earning assets offset by an 85 basis point decrease in the yield on interest-earning assets.  The decrease in yield reflected a decrease in the overall rate environment in 2002.  The increase in interest-earning assets was due to growth in the loan and investment portfolios.

          The increase in interest income from $59.5 million in 2000 to $64.5 million in 2001 resulted from a $95.5 million increase in earning assets offset by a 25 basis point decrease in the yield on earning assets caused by a decrease in rates.

          Total interest expense decreased from $22.8 million in 2001 to $17.3 million in 2002 as a result of a decrease in the average rates paid on interest-bearing liabilities of 122 basis points related to the decline in the overall rate environment.  Also impacting the decline in the cost of funds was the change in mix of deposits.  Average savings and interest-bearing transaction accounts increased from 47% of total deposits in 2001 to 54% in 2002.  Higher yielding time deposits declined from 30% of total deposits in 2001 to 25% of total deposits in 2002.  Offsetting the impact of the decrease in the average rate paid on interest-bearing liabilities was an increase in total interest-bearing liabilities from $688.4 million in 2001 to $825.8 million in 2002.  Interest expense increased from $21.7 million in 2000 to $22.8 million in 2001 as a result of an increase in total interest-bearing liabilities of $80.7 million offset by a decline in the average rate paid on total interest-bearing liabilities from 3.57% in 2000 to 3.32% in 2001.

Net Interest Margin

          Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets.  The Company’s net interest margin was 4.75%, 4.69% and 4.77% for 2002, 2001 and 2000, respectively.    The increase in the net interest margin from 2001 to 2002 results from a decline in the average rate paid on interest-bearing deposits due to the declining rate environment and the change in deposit mix. The 122 basis point decline in the average rate paid on interest-bearing liabilities exceeded the 85 basis point decrease in the average yield of interest-earning assets resulting in a higher net interest spread and a higher net interest margin.

          The average cost of the Company’s deposits was 1.57%, 2.52% and 2.73%, for 2002, 2001 and 2000, respectively.

Provision For loan and lease losses

          In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan review.  The provision for loan and lease losses at $10.5 million in 2002 increased from $1.6 million in 2001 due to management’s evaluation of the loan portfolio.  Included in the 2002 provision was a $7.5 million additional provision for potential losses under the commercial leases described in Note 15.  For more information, see Financial Condition—Risk Elements below.  Net charge-offs decreased from $2.3 million in 2001 to $780,000 in 2002.  Net charge-offs as a percent of average loans outstanding decreased from 0.41% in 2001 to 0.12% in 2002.

          The 2001 provision for loan and lease losses at $1.6 million decreased from $2.0 million in 2000 due to management’s evaluation of the loan portfolio.  Net charge-offs were $778,000 in 2000 and the ratio of net charge-offs to average loans outstanding was 0.16%.

Noninterest Income

          Noninterest income increased $1.6 million  or 19.1% to $9.9 million in 2002 from $8.3 million in 2001 and represented 17.0% of total revenue for 2002.  Total revenue includes net interest income plus noninterest income.  The primary source of this increase in revenue was in gains (losses) on the sales of securities which increased $933,000 from net losses of $57,000 in 2001 to net gains of $876,000 in 2002.  Commissions and fees increased from $1.4 million in 2001 to $1.9 million in 2002, an increase of $499,000 or 34.9% as a result of increased fees on construction loans and investment services income.  Service charges on deposits increased from $5.5 million in 2001 to $5.9 million in 2002 due to the full year’s impact of the standardization of fees charged among subsidiary banks prior to the merger of The National Bank of Sussex County into Lakeland Bank in June 2001.  Other income increased from $676,000 in 2001 to $958,000 in 2002 as a result of income generated from bank owned life insurance policies purchased in October 2001.  Partially offsetting the impact of these contributions to noninterest income was a decline in gains on the sale of leases from $726,000 in 2001 to $176,000 in 2002 due to a decision to keep a higher amount of lease originations in the Company’s own portfolio.

          Noninterest income increased $556,000 or 7.2% from $7.7 million in 2000 to $8.3 million in 2001 and represented 17.0% of total revenue for 2001.  Noninterest income increased from 2000 to 2001 as a result of decreases in losses on sales of securities of $472,000 and increases in service charges on deposit accounts of $733,000.  Offsetting the increases in income were declines in gains on sales of leases of $741,000 resulting from a decrease in volume related to a downturn in the economy and resulting from a decision to keep a greater amount of leases in the Company’s own portfolio.

Noninterest Expense

          Noninterest expense increased from $31.2 million to $33.6 million, a $2.4 million or 7.6% increase.  Salaries and benefits, the largest component of noninterest expense, increased by $1.2 million or 7.1%.  Normal merit increases, costs related to staffing new branches as well as increased medical expenses contributed to the increase in salary and benefit expense. Occupancy expense increased from $3.0 million in 2001 to $3.4 million in 2002 as a result of expenses related to new branches (one new branch in 2002 and a full year’s impact of four new branches in 2001) and the relocation of one branch and the Company’s data center. Stationery, supplies and postage decreased $351,000 or 21.9% from 2001 to 2002 as a result of the outsourcing of statement rendering and higher 2001 costs related to the merger of our subsidiary banks in 2001.  Other expenses increased by $902,000 or 14.2% due to increases in legal expense, marketing expense and losses related to forgeries and fraud.

          Noninterest expense in 2001 increased $3.7 million or 13.4% over 2000.  This increase included a $2.3 million or 15.1% increase in salary expense due to normal merit increases, costs related to staffing new branches and costs related to a full year’s expense of the leasing division.  Stationery and supplies increased $262,000 or 19.5% from 2000 to 2001 resulting from expenses incurred related to opening new branches and related to the merger of NBSC and Lakeland.  Other expenses increased by $438,000 or 7.5% including increases in expense related to other real estate, telecommunications expense and insurance expense.

          The efficiency ratio is calculated by dividing total noninterest expense by total revenue.  In 2002, the Company’s efficiency ratio on a tax equivalent basis decreased to 57.2% from 61.7% in 2001.  The efficiency ratio was 59.6% in 2000.

Income Taxes

          The Company’s effective income tax rate was 27.8%, 31.0% and 31.9%, in the years ended December 31, 2002, 2001 and 2000, respectively.   The Company’s effective tax rate dropped from 31.0% in 2001 to 27.8% in 2002 because interest income on tax-exempt securities as a percent of pre-tax income has increased and the addition of the income from the bank owned life insurance policies purchased in fourth quarter of 2001.

Financial Condition

          Total assets increased from $1.044 billion on December 31, 2001 to $1.207 billion on December 31, 2002, an increase of $162.8 million, or 15.6%, resulting from growth in the loan portfolio and investment portfolio. Total assets at year-end 2001 increased $137.7 million or 15.2% from year-end 2000.

Loans

          Lakeland primarily serves Northern New Jersey and the surrounding areas.  All of Lakeland’s borrowers are U.S. residents or entities.

          Total loans increased from $600.1 million on December 31, 2001 to $718.7 million on December 31, 2002, an increase of $118.6 million or 19.8%.  The increase in loans occurred in all major loan categories.  The home equity and consumer installment portfolio increased from $176.4 million in 2001 to $234.3 million in 2002, an increase of $57.9 million or 32.8% resulting from an increase in home equity lines of credit and from loans originated by automobile dealers.   Commercial loans increased from $251.8 million to $303.4 million, an increase of $51.6 million or 20.5% including a $31.0 million increase in leases originated from the Company’s leasing division.     Real estate construction loans which include both residential and commercial construction loans increased from $15.6 million in 2001 to $19.6 million in 2002, an increase of $4.0 million or 25.4%.  The residential real estate mortgage portfolio also increased $5.2 million or 3.3%. In 2001, total loans increased $79.1 million to $600.1 million as a result of $38.6 million in consumer loan growth and $29.6 million in commercial loan growth.

          The following table sets forth the classification of the Company’s loans by major category as of December 31 for each of the last five years:

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Commercial	$303,381	$251,821	$222,222	$220,779	$215,439
Real estate—mortgage	161,469	156,251	148,178	136,687	116,181
Real estate—construction	19,567	15,598	12,757	11,938	12,526
Home equity and consumer installment	234,259	176,404	137,850	106,878	105,910

	$718,676	$600,074	$521,007	$476,282	$450,056

          The following table shows the percentage distributions of loans by category as of December 31 for each of the last five years.

	December 31,

	2002	2001	2000	1999	1998

Commercial	42.2%	42.0%	42.7%	46.4%	47.9%
Real estate—mortgage	22.5%	26.0%	28.4%	28.7%	25.8%
Real estate—construction	2.7%	2.6%	2.4%	2.5%	2.8%
Home equity and consumer installment	32.6%	29.4%	26.5%	22.4%	23.5%

	100.0%	100.0%	100.0%	100.0%	100.0%

          At December 31, 2002, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate.  Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

          The following table sets forth certain categories of loans as of December 31, 2002, in terms of contractual maturity due:

(in thousands)	Within one year	After one but within five years	After five years	Total

Types of Loans:
Commercial	$53,332	$125,363	$124,686	$303,381
Real Estate—construction	13,631	635	5,301	19,567

Total	$66,963	$125,998	$129,987	$322,948

Amount of such loans with:
Predetermined rates	$21,435	$119,650	$112,122	$253,207
Floating or adjustable rates	45,528	6,348	17,865	69,741

Total	$66,963	$125,998	$129,987	$322,948

Risk Elements

          Commercial loans are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest has been in default for a period of 90 days or more unless the obligation is both well secured and in process of collection.  Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual.  Consumer loans are generally charged off when principal and interest payments are four months in arrears.  Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

          The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Non-performing loans:
Non-accrual loans (A)	$19,985	$1,985	$2,564	$2,961	$3,281
Renegotiated loans (B)	—	—	—	389	399

TOTAL NON-PERFORMING LOANS	19,985	1,985	2,564	3,350	3,680
Other real estate owned	—	513	442	418	1,989

TOTAL NON-PERFORMING ASSETS	$19,985	$2,498	$3,006	$3,768	$5,669

Non-performing assets as a percent of total assets	1.66%	0.24%	0.33%	0.45%	0.71%

Past due loans (C)	$1,342	$1,370	$1,992	$2,210	$4,265

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

          Non-accrual loans increased from $2.0 million at December 31, 2001 to $20.0 million on December 31, 2002 as a result of $16.0 million in commercial lease pools being placed on non-accrual in 2002.  Surety companies have issued bonds to cover the performance of these leases but have withheld payment.  The Company is presently litigating this matter.  For more information, please see Note 15—Commitments and Contingencies—Litigation.  There is a loan relationship with a balance of $1.3 million and a loan relationship with a balance of $700,000 in non-accrual loans at December 31, 2002.  There are no other loan relationships on non-accrual with balances exceeding $500,000.  Excluding the impact of the commercial leases on performing assets, non-performing assets would have been $4.0 million or 0.33% of total assets on December 31, 2002.  All non-accrual loans are in various stages of litigation, foreclosure, or workout.  Loans past due ninety days or more and still accruing remained substantially the same at $1.3 million on December 31, 2002 compared to year-end 2001.

          For 2002, the gross interest income that would have been recorded, had the loans classified at year-end as non-accrual been performing in conformance with their original loan terms, is approximately $1.4 million.  The amount of interest income actually recorded on those loans for 2002 was $353,000. The resultant income loss of $1.1 million for 2002 compares to gains of $16,000 and losses of $71,000 for 2001 and 2000, respectively.

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

          The Company’s policy concerning non-accrual loans states that, except for loans which are considered to be fully collectible by virtue of collateral held and in the process of collection, loans are placed on a non-accrual status when payments are 90 days delinquent or more.  It is possible for a loan to be on non-accrual status and not be classified as impaired if the balance of such loan is relatively small and, therefore, that loan has not been specifically reviewed for impairment.

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

          As of December 31, 2002, based on the above criteria, the Company had impaired loans totaling $20.7 million (including $19.2 million in non-accrual loans).  The impairment of these loans is based on the fair value of the underlying collateral for these loans.  Based upon such evaluation, $9.1 million has been allocated to the allowance for loan and lease losses for impairment.  At December 31, 2002, the Company also had $6.0 million in loans that were rated substandard that were not classified as non-performing or impaired.

          There were no loans at December 31, 2002, other than those designated non-performing, impaired or substandard where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

          The following table sets forth for each of the five years ended December 31, 2002, the historical relationships among the amount of loans outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans charged off and the amount of loan recoveries:

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance of the allowance at the beginning of the year	$8,220	$8,890	$7,668	$7,984	$8,262

Loans charged off:
Commercial	501	2,248	1,046	1,670	1,134
Home equity and consumer	926	398	221	182	476
Real estate—mortgage	—	4	—	571	57

Total loans charged off	1,427	2,650	1,267	2,423	1,667

Recoveries:
Commercial	446	245	359	228	581
Home equity and consumer	195	124	127	88	95
Real estate—mortgage	6	11	3	10	15

Total Recoveries	647	380	489	326	691

Net charge-offs:	780	2,270	778	2,097	976
Provision for loan and lease losses charged to operations	10,500	1,600	2,000	1,781	698

Ending balance	$17,940	$8,220	$8,890	$7,668	$7,984

Ratio of net charge-offs to average loans outstanding	0.12%	0.41%	0.16%	0.45%	0.23%
Ratio of allowance at end of year as a percentage of year-end total loans	2.49%	1.37%	1.70%	1.61%	1.77%

          The ratio of the allowance for loan and lease losses to loans outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio.  The determination of the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management.  The evaluation process is undertaken on a quarterly basis.

          Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by the Company’s external loan review program.

•	The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 – 4 family residential mortgages, and consumer loans.

•	The establishment of reserve amounts for the non-criticized loans in each portfolio based upon the historical average loss experience for these portfolios.

          Consideration is given to the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company’s lending staff, underwriting policies, loss histories, delinquency trends, and the cyclical nature of economic and business conditions. Since many of the Company’s loans depend on the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company from loss.

          Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2002.  The preceding statement constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

          The following table shows how the allowance for loan and lease losses is allocated among the various types of loans that the Company has outstanding.  This allocation is based on management’s specific review of the credit risk of the outstanding loans in each category as well as historical trends.

	At December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Commercial	$16,086	$6,308	$7,240	$6,227	$5,888
Home equity and consumer	1,109	1,173	965	899	993
Real estate—construction	54	54	54	54	54
Real estate—mortgage	691	685	631	488	1,049

	$17,940	$8,220	$8,890	$7,668	$7,984

Investment Securities

          The Company has classified its investment securities into the available for sale and held to maturity categories pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

          The following table sets forth the carrying value of the Company’s investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years.  Investment securities available for sale are stated at fair value while securities held for maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

	December 31,

	2002	2001	2000

	(in thousands)
U.S. Treasury and U.S. government agencies	$78,511	$43,540	$124,599
Obligations of states and political subdivisions	62,113	51,050	49,187
Mortgage-backed securities	246,155	219,752	80,189
Equity securities	9,523	13,134	10,822
Other debt securities	11,541	15,865	30,943

	$407,843	$343,341	$295,740

          The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2002:

Available for sale	Within one year	over one but within five years	over five but within ten years	After ten years	Total

	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$515	$43,952	$13,321	$3,395	$61,183
Yield	5.00%	3.81%	3.53%	3.18%	3.72%
Obligations of states and political subdivisions
Amount	2,038	17,216	24,268	5,701	49,223
Yield	5.52%	5.88%	6.06%	6.20%	5.99%
Mortgage-backed securities
Amount	—	1,925	17,267	217,224	236,416
Yield	—%	3.63%	4.02%	4.46%	4.42%
Other debt securities
Amount	521	1,718	505	2,671	5,415
Yield	5.26%	3.68%	4.05%	2.47%	3.27%
Other equity securities
Amount	9,523	—	—	—	9,523
Yield	2.62%	—%	—%	—%	2.62%

Total securities
Amount	$12,597	$64,811	$55,361	$228,991	$361,760
Yield	3.29%	4.35%	4.80%	4.46%	4.45%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2002:

Held to maturity	Within one year	over one but within five years	over five but within ten years	After ten years	Total

	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$5,251	$12,077	$—	$—	$17,328
Yield	5.62%	6.26%	—%	—%	6.07%
Obligations of states and political subdivisions
Amount	1,414	10,956	420	100	12,890
Yield	5.95%	6.33%	7.29%	9.46%	6.35%
Mortgage-backed securities
Amount	416	3,346	2,483	3,494	9,739
Yield	5.16%	5.98%	5.54%	5.71%	5.74%
Other debt securities
Amount	6,126	—	—	—	6,126
Yield	5.77%	—%	—%	—%	5.77%

Total securities
Amount	$13,207	$26,379	$2,903	$3,594	$46,083
Yield	5.71%	6.25%	5.79%	5.81%	6.04%

Deposits

          Total deposits increased from $912.1 million on December 31, 2001 to $1.059 billion on December 31, 2002, a growth of $147.0 million, or 16.1%. The major factor driving deposit growth in 2002 was a growth in savings and interest-bearing transaction accounts which increased from $470.6 million to $593.6 million, an increase of $123.0 million or 26.1%.  Total noninterest bearing demand accounts increased from $206.8 million to $214.1 million, a 3.5% increase.  Total core deposits, which are defined as noninterest bearing deposits and savings and interest-bearing transaction accounts, increased from $677.3 million on December 31, 2001 to $807.7 million on December 31, 2002, an increase of $130.4 million or 19.3%. Time deposits increased $16.7 million from $234.8 million at year-end 2001 to $251.3 million at year-end 2002 as a result of increases in time deposits of $100,000 or more which increased from $50.8 million at December 31, 2001 to $71.9 million at December 31, 2002.  Time deposits under $100,000 declined from $184.0 million at December 31, 2001 to $179.4 million at December 31, 2002.  As interest rates declined, depositors migrated from time deposits to shorter-term demand instruments and savings accounts.  Total deposits in 2001 increased $111.3 million or 13.9% from December 31, 2000.

          As of December 31, 2002, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity

Within 3 months	$25,511
Over 3 through 6 months	17,672
Over 6 through 12 months	10,096
Over 12 months	18,643

Total	$71,922

Liquidity

          “Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis.  The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

          Liquidity at the bank.  Lakeland funds loan demand and operation expenses from four sources:

•	Net income.
•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2002, the Company generated $147.0 million in net deposit growth.
•	Sales of securities and overnight funds. At year-end 2002, Lakeland had $361.8 million in securities designated “available for sale.”
•

Overnight credit lines.  Lakeland is a member of the Federal Home Loan Bank of New York (FHLB).  One membership benefit is that members can borrow overnight funds.  Lakeland has overnight credit lines of $100 million at the FHLB. Lakeland has overnight federal funds lines available for it to borrow up to $11.5 million.

Lakeland’s management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs including current loan commitments, deposit maturities and other obligations..  This constitutes a Forward-Looking Statement under the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company’s assessment of rate sensitive assets and rate sensitive liabilities and relating to the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

          The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2002:

(dollars in thousands)	Total	Within one year	After one but within three	After three but within five years	After five years

Minimum annual rentals or noncancellable operating leases	$4,545	$631	$1,295	$1,058	$1,561
Benefit plan commitments	420	35	70	70	245
Remaining contractual maturities of time deposits	251,345	175,138	41,590	33,265	1,352
Loan commitments	124,727	113,917	1,883	771	8,156
Long-term borrowed funds	31,000	1,000	—	—	30,000
Standby letters of credit	5,073	3,470	631	229	743

Total	$417,110	$294,191	$45,469	$35,393	$42,057

Interest Rate Risk

          Closely related to the concept of liquidity is the concept of interest rate sensitivity (i.e., the extent to which assets and liabilities are sensitive to changes in interest rates).  Interest rate sensitivity is often measured by the extent to which mismatches or “gaps” occur in the repricing of assets and liabilities within a given time period.  Gap analysis is utilized to quantify such mismatches.  A “positive” gap results when the amount of earning assets repricing within a given time period exceeds the amount of interest-bearing liabilities repricing within that time period.  A “negative” gap results when the amount of interest-bearing liabilities repricing within a given time period exceeds the amount of earning assets repricing within such time period.

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

          As a financial institution, the Company’s potential interest rate volatility is a primary component of its market risk.  Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity.  Based upon the Company’s nature of operations, the Company is not subject to foreign currency exchange or commodity price risk.  The Company does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

          The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements.  This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio.  The Company’s performance as compared to the Asset/Liability Policy is monitored by its Board of Directors.  In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Retail Officer and certain other senior officers.  This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

          The Company monitors and controls interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as “gap analysis”) and an interest rate risk management model.  With the interest rate risk management model, the Company projects future net interest income, and then estimates the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income.  The Company also uses the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios.  Traditional gap analysis involves arranging the Company’s interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

          Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions.  Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates, future cash flows and discount rates.

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

          The following table sets forth the estimated maturity/repricing structure of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2002.  Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability.  The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain at the Company regardless of market interest rates.  Therefore, 13% of the core interest-bearing deposits and 20% of core savings deposits are shown as maturing or repricing within three months.  The remainder is divided between the “after 1 but within 5 years” column and the “after 5 years” column.  Interest-bearing transaction accounts held by states and municipalities are seen to be more sensitive than personal interest-bearing transaction accounts.  Therefore, 75% of public interest-bearing transaction accounts are shown as repricing within three months.  The table does not assume any prepayment of fixed-rate loans.

          The table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Company’s control.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	Maturing or Repricing

December 31, 2002	Within three months	After 3 months but within 1 year	After 1 but within 5 years	After 5 Years	Total

	(dollars in thousands)
Interest-earning assets:
Loans	$156,175	$69,115	$244,691	$249,677	$719,658
Investment securities	56,326	103,643	186,188	61,686	407,843
Interest-bearing cash accounts	2,690	—	—	—	2,690

Total earning assets	215,191	172,758	430,879	311,363	1,130,191

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	82,580	—	77,115	96,390	256,085
Savings accounts	77,657	—	139,937	119,958	337,552
Time deposits	74,092	105,878	70,023	1,352	251,345

Total interest-bearing deposits	234,329	105,878	287,075	217,700	844,982

Borrowings:
Repurchase agreements	17,323	1,977	674	—	19,974
Long-term debt	—	1,000	—	30,000	31,000

Total borrowings	17,323	2,977	674	30,000	50,974

Total liabilities	251,652	108,855	287,749	247,700	895,956

Interest rate sensitivity gap	(36,461)	63,903	143,130	63,663	234,235

Cumulative rate sensitivity gap	$(36,461)	$27,442	$170,572	$234,235

          Changes in estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions.  Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Company’s net interest income or net portfolio value.

          Because of the limitations in the gap analysis discussed above, members of the Company’s Asset/Liability Management Committee believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates.  Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits.  As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes.  Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items.

          The starting point (or “base case”) for the following table is an estimate of the Company’s net portfolio value at December 31, 2002 using current discount rates, and an estimate of net interest income for 2003 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2002 levels.  The “rate shock” information in the table shows estimates of net portfolio value at December 31, 2002 and net interest income for 2003 assuming fluctuations or “rate shocks” of plus 100 and 200 basis points and minus 100 and 200 basis points.  Rate shocks assume that current interest rates change immediately.  The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

	Net Portfolio Value at December 31, 2002		Net interest income for 2003

Rate Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case

		(dollars in thousands)
+200 basis point rate shock	$115,500	(12.1)%	$50,094	(1.2)%
+100 basis point rate shock	126,465	(3.8)%	50,760	0.1%
Base Case	131,444	—%	50,688	—%
-100 basis point rate shock	126,919	(3.4)%	49,501	(2.3)%
-200 basis point rate shock	120,358	(8.4)%	49,501	(2.3)%

Capital Resources

          Stockholders’ equity increased $5.2 million to $90.8 million at December 31, 2002, from $85.6 million at December 31, 2001, reflecting net income during the year of $10.1 million, cash dividends to stockholders of $5.1 million, an unrealized securities gain, net of deferred income taxes, of $3.0 million and net proceeds from the exercise of stock options of $340,000.

          Book value per share (total stockholders’ equity divided by the number of shares outstanding) increased from $5.96 on December 31, 2001 to $6.38 on December 31, 2002 as a result of increased income and an increase of the unrealized gain on securities available for sale.  Book value per share was $5.43 on December 31, 2000.

          The FDIC’s risk-based capital policy statement imposes a minimum capital standard on insured banks.  The minimum ratio of risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%.  At least half of the total capital is to be comprised of common stock equity and qualifying perpetual preferred stock, less goodwill (“Tier I capital”).  The remainder (“Tier II capital”) may consist of mandatory convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the allowance for loan and lease losses.  The Federal Reserve Board has adopted a similar risk-based capital guideline for the Company which is computed on a consolidated basis.

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

          The following table reflects capital ratios of the Company and its subsidiary as of December 31, 2002 and 2001:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,

Capital Ratios:	2002	2001	2002	2001	2002	2001

The Company	7.01%	7.86%	10.94%	12.36%	12.20%	13.61%
Lakeland Bank	6.38%	7.16%	10.01%	11.29%	11.27%	12.54%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Recent Accounting Pronouncements

          The Financial Accounting Standards Board (FASB) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions:  An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9”, which removes acquisitions of financial institutions from the scope of SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and was effective on October 1, 2002.  SFAS No. 147 requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business.  The adoption of SFAS No. 147 did not have a material impact on the Company’s financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends the disclosure and certain transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note.  The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002, which the Company has disclosed in its consolidated financial statements as of December 31, 2002.  The new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002.   Management does not anticipate the adoption of SFAS No. 148 to have a significant effect on the Company’s results of operations.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8 - Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Lakeland Bancorp, Inc.

          We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
January 15, 2003 (except for Note 15, as to which the date is February 19, 2003)

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(dollars in thousands)
ASSETS
Cash	$32,775	$42,967
Interest-bearing deposits due from banks	2,690	5,648

Total cash and cash equivalents	35,465	48,615
Investment securities available for sale	361,760	273,082
Investment securities held to maturity; fair value of $48,436 in 2002 and $72,101 in 2001	46,083	70,259
Loans, net of deferred fees	719,658	601,959
Less: allowance for loan and lease losses	17,940	8,220

Net loans	701,718	593,739
Premises and equipment - net	25,167	24,785
Accrued interest receivable	5,495	5,041
Other assets	31,417	28,817

TOTAL ASSETS	$1,207,105	$1,044,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$214,110	$206,783
Savings and interest-bearing transaction accounts	593,637	470,563
Time deposits under $100 thousand	179,423	184,011
Time deposits $100 thousand and over	71,922	50,753

Total deposits	1,059,092	912,110
Federal funds purchased and securities sold under agreements to repurchase	19,974	19,920
Long-term debt	31,000	21,004
Other liabilities	6,272	5,737

TOTAL LIABILITIES	1,116,338	958,771

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 14,669,726 at December 31, 2002 and 2001; outstanding shares, 14,227,229 at December 31, 2002 and 14,363,312 at December 31, 2001	101,664	88,273
Accumulated Deficit	(9,436)	(931)
Treasury stock, at cost, 442,497 shares in 2002 and 306,414 in 2001	(5,881)	(3,175)
Accumulated other comprehensive income	4,420	1,400

TOTAL STOCKHOLDERS’ EQUITY	90,767	85,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,207,105	$1,044,338

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$47,076	$44,286	$40,853
Federal funds sold and interest-bearing deposits with banks	357	802	681
Taxable investment securities	15,758	16,109	14,315
Tax-exempt investment securities	2,329	2,126	2,364

TOTAL INTEREST INCOME	65,520	63,323	58,213

INTEREST EXPENSE
Deposits	15,462	21,231	20,736
Securities sold under agreements to repurchase	293	751	699
Long-term debt	1,591	849	285

TOTAL INTEREST EXPENSE	17,346	22,831	21,720

NET INTEREST INCOME	48,174	40,492	36,493
Provision for loan and lease losses	10,500	1,600	2,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	37,674	38,892	34,493
NONINTEREST INCOME
Service charges on deposit accounts	5,940	5,517	4,784
Commissions and fees	1,927	1,428	1,192
Gains (losses) on the sales of investment securities	876	(57)	(529)
Gains on sales of leases	176	726	1,467
Other income	958	676	820

TOTAL NONINTEREST INCOME	9,877	8,290	7,734

NONINTEREST EXPENSE
Salaries and employee benefits	18,491	17,262	14,996
Net occupancy expense	3,370	3,046	2,441
Furniture and equipment	3,255	2,978	2,870
Stationery, supplies and postage	1,255	1,606	1,344
Other expenses	7,216	6,314	5,876

TOTAL NONINTEREST EXPENSE	33,587	31,206	27,527

Income before provision for income taxes	13,964	15,976	14,700
Provision for income taxes	3,887	4,953	4,695

NET INCOME	$10,077	$11,023	$10,005

EARNINGS PER SHARE
Basic	$0.70	$0.76	$0.69

Diluted	$0.69	$0.76	$0.68

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
NET INCOME	$10,077	$11,023	$10,005

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains arising during period	3,621	1,625	1,788
Less: reclassification for gains (losses) included in Net Income	601	(37)	(331)

Other Comprehensive Income	3,020	1,662	2,119

TOTAL COMPREHENSIVE INCOME	$13,097	$12,685	$12,124

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended 2002, 2001 and 2000

	Common stock		Retained earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Loan for Options Exercised	Total

	Number of Shares	Amount

	(dollars in thousands)
BALANCE JANUARY 1, 2000	12,672,262	$71,330	$3,548	$(67)	$(2,381)	$(148)	$72,282
Net Income 2000	––	––	10,005	––	––	––	10,005
Other comprehensive income, net of tax	––	––	––	––	2,119	––	2,119
Exercise of stock options	––	(139)	––	375	––	––	236
Stock dividend	633,613	6,666	(6,666)	––	––	––	––
Payment on loan issued for options exercised	––	––	––	––	––	78	78
Cash dividends	––	––	(3,852)	––	––	––	(3,852)
Purchase of treasury stock	––	––	––	(2,244)	––	––	(2,244)

BALANCE DECEMBER 31, 2000	13,305,875	77,857	3,035	(1,936)	(262)	(70)	78,624
Net Income 2001	––	––	11,023	––	––	––	11,023
Other comprehensive income, net of tax	––	––	––	––	1,662	––	1,662
Exercise of stock options	––	(99)	––	280	––	––	181
Stock dividend	665,293	10,515	(10,515)	––	––	––	––
Payment on loan issued for options exercised	––	––	––	––	––	70	70
Cash dividends	––	––	(4,474)	––	––	––	(4,474)
Purchase of treasury stock	––	––	––	(1,519)	––	––	(1,519)

BALANCE DECEMBER 31, 2001	13,971,168	88,273	(931)	(3,175)	1,400	––	85,567
Net Income 2002	––	––	$10,077	––	––	––	$10,077
Other comprehensive income, net of tax	––	––	––	––	$3,020	––	$3,020
Exercise of stock options	––	$(126)	––	$466	––	––	$340
Stock dividend	698,558	$13,517	$(13,517)	––	––	––	$0
Cash dividends	––	––	$(5,065)	––	––	––	$(5,065)
Purchase of treasury stock	––	––	––	$(3,172)	––	––	$(3,172)

BALANCE DECEMBER 31, 2002	14,669,726	$101,664	$(9,436)	$(5,881)	$4,420	––	$90,767

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,077	$11,023	$10,005
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums, discounts and deferred loan fees and costs	2,235	(547)	(132)
Depreciation	2,554	2,472	2,161
Amortization of intangible assets	129	308	142
Provision for loan and lease losses	10,500	1,600	2,000
Provision for losses on other real estate	15	33	––
(Gain) loss on sale of securities	(876)	57	529
Deferred income tax	(4,206)	(57)	(1,103)
(Increase) decrease in other assets	474	(1,230)	470
Increase (decrease) in other liabilities	(1,084)	232	994

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,818	13,891	15,066

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	124,563	82,346	22,421
Held for maturity	23,725	36,511	25,379
Proceeds from sales of securities:
Available for sale	28,767	51,549	29,756
Held for maturity	––	2,111	––
Purchase of securities:
Available for sale	(237,713)	(216,591)	(85,324)
Held for maturity	––	(1,539)	(7,576)
Net increase in loans	(119,044)	(81,337)	(46,336)
Sales of loans and participation interest in loans	––	––	834
Purchase of leasing company	––	––	(3,100)
Purchase of bank owned life insurance	––	(10,021)	––
Proceeds from dispositions of premises and equipment	916	341	14
Capital expenditures	(3,816)	(3,202)	(4,854)
Net (increase) decrease in other real estate owned	498	(104)	(95)

NET CASH USED IN INVESTING ACTIVITIES	(182,104)	(139,936)	(68,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	146,982	111,348	64,023
Increase in federal funds purchased and securities sold under agreements to repurchase	54	9,270	161
Proceeds from long-term repurchase agreements	9,997	10,003	10,000
Repayments of long-term debt principal	––	––	(5,000)
Purchase of treasury stock	(3,172)	(1,519)	(2,244)
Exercise of stock options	340	181	236
Dividends paid	(5,065)	(4,474)	(3,852)

NET CASH PROVIDED BY FINANCING ACTIVITIES	149,136	124,809	63,324

Net increase (decrease) in cash and cash equivalents	(13,150)	(1,236)	9,509
Cash and cash equivalents, beginning of year	48,615	49,851	40,342

CASH AND CASH EQUIVALENTS, END OF YEAR	$35,465	$48,615	$49,851

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

Lakeland operates as a commercial bank offering a wide variety of commercial loans and leases and, to a lesser degree, consumer credits.  Its primary future strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in its principal markets.  Lakeland funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals.  Additionally, Lakeland originates residential mortgage loans, and services such loans which are owned by other investors.  Lakeland also has a leasing division which provides equipment lease financing to small and medium sized business clients.

The Company and Lakeland are subject to regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, Lakeland’s business is particularly susceptible to being affected by state and federal legislation and regulations.

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company and Lakeland conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland Investment Corp., and Lakeland NJ Investment Corp.  All intercompany balances and transactions have been eliminated.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses.

The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals.  However, actual losses may be higher or lower than historical trends, which vary.  Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

The Company provides disclosures under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Company has one operating segment and accordingly one reportable segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, commercial lending is dependent upon the ability of Lakeland to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.  Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

Investment Securities

The Company accounts for its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Investments in securities are classified in one of three categories:  held to maturity, trading, or available for sale.  Investments in debt and equity securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method.  Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements, or other factors, are classified as available for sale.  Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income (loss) and excluded from the determination of net income.  The Company does not engage in security trading.  Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Loans and Allowance for Loan and Lease losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current economic conditions which may affect the borrowers’ ability to pay.  The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.  Loss estimates for specified problem loans are also detailed.

Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan and lease losses. Interest which had accrued in the current year is reversed out of current period income.  Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”.  Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.  Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.”  SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses in accordance with US GAAP.  The adoption of SAB No. 102 did not have a material impact on the Company’s financial position or results of operations.

Bank Premises and Equipment

Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

On January 1, 2002 the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

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

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2002 and 2001, Lakeland was servicing approximately $23.3 million and $30.1 million, respectively, of loans for others.

The Company accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor.  Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained in accordance with SFAS No. 125.  The Company records mortgage servicing rights and the loans based on relative fair values at the date of origination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, “Accounting for Mortgage Securities Retained after the Securitizations of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise”.  This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

Restrictions On Cash And Due From Banks

Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account.  The amounts of those reserves and cash balances at December 31, 2002 and 2001 were approximately $763,000 and $399,000, respectively.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

Employee Benefit Plans

Lakeland has certain employee benefit plans covering substantially all employees. Lakeland accrues such costs as incurred.

Stock-Based Compensation

The Company follows the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award.  Compensation is then recognized over the service period, which is usually the vesting period.  Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At December 31, 2002, the Company had four stock-based employee compensation plans, which are more fully described in Note 14.  The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts).

	Years Ended December 31,

	2002	2001	2000

Net income, as reported	$10,077	$11,023	$10,005
Deduct: Stock-based compensation costs determined under fair value based method for all awards	385	215	100

Pro forma net income	$9,692	$10,808	$9,905

Earnings per share:
Basic, as reported	$0.70	$0.76	$0.69
Basic, pro forma	$0.66	$0.74	$0.67
Diluted, as reported	$0.69	$0.76	$0.68
Diluted, pro forma	$0.66	$0.74	$0.67

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:  dividend rate of 2%, 2%, and 3%; expected volatility of 35%, 36% and 28%, risk-free interest rate of 3.40%, 4.30% and 5.50%, and expected lives of 7 years.

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less.  Cash paid for income taxes was $7.7 million, $4.6 million and $4.2 million in 2002, 2001 and 2000, respectively.  Cash paid for interest was $18.6 million, $23.7 million and $20.8 million in 2002, 2001 and 2000, respectively.

	2002	2001	2000

	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Transfer of loans receivable to other real estate owned	$––	$563	$326
Loans to facilitate the sale of other real estate owned	––	183	––

Comprehensive Income

The Company follows the disclosure provisions of SFAS No. 130, “Reporting Comprehensive Income”.  SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

	December 31, 2002

	(in thousands)
	Before tax amount	Tax (expense) benefit	Net of tax amount

Unrealized gains on investment securities
Unrealized holding gains arising during the period	$5,514	$(1,893)	$3,621
Less: reclassification adjustment for gains realized in net income	876	(275)	601

Other comprehensive income, net	$4,638	$(1,618)	$3,020

	December 31, 2001

	(in thousands)
	Before tax amount	Tax (expense) benefit	Net of tax amount

Unrealized gains on investment securities
Unrealized holding gains arising during the period	$2,492	$(867)	$1,625
Less: reclassification adjustment for losses realized in net income	(57)	20	(37)

Other comprehensive income, net	$2,549	$(887)	$1,662

	December 31, 2000

	(in thousands)
	Before tax amount	Tax (expense) benefit	Net of tax amount

Unrealized gains on investment securities
Unrealized holding gains arising during the period	$2,891	$(1,103)	$1,788
Less: reclassification adjustment for losses realized in net income	(529)	198	(331)

Other comprehensive income, net	$3,420	$(1,301)	$2,119

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Intangible Assets” on January 1, 2002.  This statement modifies the accounting for all purchased goodwill and intangible assets.  SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  The Company has tested the goodwill and has determined that it is not impaired.

Goodwill resulting from the acquisition of NIA National Leasing Inc. (NIA) was amortized on a straight line basis over approximately 15 years and is included in other assets.  The unamortized balance at December 31, 2002 and 2001 was $2.4 million.  Amortization expense for the years ended December 31, 2001 and 2000 was $179,000 and $131,000, respectively.

The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142:

	For the years ended December 31,

(in thousands except for earnings-per-share amounts)	2002	2001	2000

Reported net income	$10,077	$11,023	$10,005
Add back: goodwill amortization	—	124	90

Adjusted net income	$10,077	$11,147	$10,095

Basic earnings per share:
Reported basic earnings per share	$0.70	$0.76	$0.69
Goodwill amortization	—	0.01	0.01

Adjusted basic earnings per share	$0.70	$0.77	$0.70

Diluted earnings per share:
Reported diluted earnings per share	$0.69	$0.76	$0.68
Goodwill amortization	—	0.01	0.01

Adjusted diluted earnings per share	$0.69	$0.76	$0.69

The Financial Accounting Standards Board (FASB) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions:  An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9”, which removes acquisitions of financial institutions from the scope of SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and was effective on October 1, 2002.  SFAS No. 147 requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business.  The adoption of SFAS No. 147 did not have a material impact on the Company’s financial position or results of operations.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (BOLI).  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees.  The Company is owner and beneficiary of the policies. At December 31, 2002 and 2001, the bank had $16.8 million and $16.1 million, respectively, in BOLI.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse.  Deferred tax expense is the result of changes in deferred tax assets and liabilities.  The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, deferred loan fees, deferred compensation and securities available for sale.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2002 presentation.

NOTE 2 - ACQUISITIONS

On April 4, 2000, Lakeland purchased NIA.   NIA leases equipment to small to medium size businesses.  The transaction was accounted for under the purchase method of accounting.  Lakeland recorded $2.6 million of goodwill to be amortized over 15 years.  The results of operations for the period April 4, 2000 through December 31, 2000 are included in the Company’s results of operations.  NIA was merged into Lakeland and is a division of Lakeland.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

AVAILABLE FOR SALE	December 31, 2002				December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)				(in thousands)
U.S. Treasury and U.S. government agencies	$60,466	$724	$(7)	$61,183	$13,617	$99	$(105)	$13,611
Mortgage-backed securities	232,318	4,264	(166)	236,416	198,474	2,054	(683)	199,845
Obligations of states and political subdivisions	47,555	1,717	(49)	49,223	37,369	510	(226)	37,653
Other debt securities	5,607	19	(211)	5,415	8,672	317	(150)	8,839
Equity securities	8,989	535	(1)	9,523	12,763	371	—	13,134

	$354,935	$7,259	$(434)	$361,760	$270,895	$3,351	$(1,164)	$273,082

HELD TO MATURITY	December 31, 2002				December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)				(in thousands)
U.S. Treasury and U.S. government agencies	$17,328	$880	$—	$18,208	$29,929	$1,022	$—	$30,951
Mortgage-backed securities	9,739	369	—	10,108	19,907	333	(3)	20,237
Obligations of states and political subdivisions	12,890	601	—	13,491	13,397	360	(3)	13,754
Other debt securities	6,126	503	—	6,629	7,026	160	(27)	7,159

	$46,083	$2,353	$—	$48,436	$70,259	$1,875	$(33)	$72,101

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2002

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$3,022	$3,074	$12,792	$13,438
Due after one year through five years	61,623	62,886	23,032	24,338
Due after five years through ten years	37,132	38,094	420	448
Due after ten years	11,851	11,767	100	104

	113,628	115,821	36,344	38,328
Mortgage-backed securities	232,318	236,416	9,739	10,108
Other investments	8,989	9,523	—	—

Total securities	$354,935	$361,760	$46,083	$48,436

	Years ended December 31,

	2002	2001	2000

	(in thousands)
Sale proceeds	$28,765	$53,660	$29,756
Gross gains	925	1,043	54
Gross losses	49	1,100	582

In 2002, the Company recorded an impairment loss of $400,000 on a corporate investment security held to maturity.  In 2001, the Company sold investment securities that were classified as held to maturity totaling $2.3 million as a result of the significant deterioration in the issuers’ creditworthiness.  The Company recorded a loss of $200,000 on the sale of these securities.

Securities with a carrying value of approximately $96.4 million and $29.2 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

NOTE 4 - LOANS

	December 31,

	2002	2001

	(in thousands)
Commercial	$303,381	$251,821
Real estate-mortgage	161,469	156,251
Real estate-construction	19,567	15,598
Home Equity and Consumer	234,259	176,404

Total loans	718,676	600,074
Less: deferred costs	(982)	(1,885)

Loans net of deferred costs	$719,658	$601,959

Changes in the allowance for loan and lease losses are as follows:

	Years ended December 31,

	2002	2001	2000

	(in thousands)
Balance at beginning of year	$8,220	$8,890	$7,668
Provision for loan and lease losses	10,500	1,600	2,000
Loans charged off	(1,427)	(2,650)	(1,267)
Recoveries	647	380	489

Balance at end of year	$17,940	$8,220	$8,890

The balance of impaired loans was $20.7 million and $3.3 million at December 31, 2002 and 2001, respectively.  Impaired loans increased from December 31, 2001 to December 31, 2002 by $17.4 million due to $16.0 million in commercial lease pools being placed on non-accrual in 2002.  Lakeland identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements.  The allowance for loan and lease losses associated with impaired loans was $9.1 million and $548,000 at December 31, 2002 and 2001, respectively.  The average recorded investment on impaired loans was $16.2 million, $4.2 million and $4.6 million during 2002, 2001 and 2000, respectively, and the income recognized, primarily on the cash basis, on impaired loans was $423,000, $428,000, and $585,000 during 2002, 2001 and 2000, respectively. Interest which would have been accrued on impaired loans during 2002, 2001 and 2000 was $1.5 million, $311,000 and $517,000, respectively.  Lakeland’s policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method.  Lakeland recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Lakeland; if these factors do not exist, Lakeland will not recognize income.

Loans past due 90 days or more are those loans as to which payment of interest or principal is in arrears for a period of 90 days or more but is adequately collateralized as to interest and principal or is in the process of collection.  Non-performing loans consist of non-accrual loans and renegotiated loans.  Non-accrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions.  Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers’ financial difficulties.  Interest on these loans is either accrued or credited directly to interest income.  Loans past due 90 days or more and non-performing loans were as follows:

	December 31,

	2002	2001	2000

	(in thousands)
Loans past due 90 days or more	$1,342	$1,370	$1,992

Non-performing loans:
Non-accrual loans	$19,985	$1,985	$2,564

The impact of the above non-performing loans on interest income is as follows:

December 31,	2002	2001	2000

	(in thousands)
Interest income if performing in accordance with original terms	$1,409	$311	$517
Interest income actually recorded	353	327	446

	$1,056	$(16)	$71

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers.  These loans at December 31, 2002, were current as to principal and interest payments, and do not involve more than normal risk of collectibility.  At December 31, 2002, loans to these related parties amounted to $15.6 million.  An analysis of activity in loans to related parties at December 31, 2002, resulted in new loans of $9.0 million and repayments of $8.3 million in 2002.

NOTE 5 - PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,

		2002	2001

		(in thousands)
Land	Indefinite	$3,627	$4,143
Buildings and building improvements	10 to 50 years	21,057	18,729
Leasehold improvements	10 to 50 years	1,649	1,615
Furniture, fixtures and equipment	2 to 30 years	12,933	12,207

		39,266	36,694
Less accumulated depreciation and amortization		14,099	11,909

		$25,167	$24,785

NOTE 6 - DEPOSITS

At December 31, 2002, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year

2003	$175,138
2004	27,517
2005	14,073
2006	30,700
2007	2,565
Thereafter	1,352

$251,345

NOTE 7 - DEBT

Lines of Credit

As of December 31, 2002, Lakeland had approved but unused overnight borrowing capacity with the Federal Home Loan Bank (FHLB) of New York, collateralized by FHLB stock, of $100 million.  Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand.  As of December 31, 2002 and 2001, there were no related outstanding borrowings. As of December 31, 2002, Lakeland had overnight federal funds lines available for it to borrow $11.5 million.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Borrowed money at December 31, 2002 and 2001 consisted of short-term securities sold under agreements to repurchase and federal funds purchased.  Securities underlying the agreements were under Lakeland’s control.  The following table summarizes information relating to those securities sold for 2002, 2001 and 2000.  For purposes of the table, the average amount outstanding was calculated based on a daily average.

	2002	2001	2000

	(in thousands)
Balance at December 31	$19,974	$19,920	$10,650
Interest rate at December 31	1.37%	3.34%	5.09%
Maximum amount outstanding at any month-end during the year	$20,760	$34,267	$26,513
Average amount outstanding during the year	$17,708	$13,482	$13,350
Weighted average interest rate during the year	1.65%	3.40%	4.61%

Long-Term Debt

At December 31, 2002, advances from the FHLB totaling $31.0 million will mature within one to ten years and are reported as long-term borrowings.  These advances are collateralized by certain securities and first mortgage loans.  The advances had a weighted average interest rate of 5.18%.

Outstanding borrowings mature as follows (in thousands):

Year

2003	$1,000
2004	—
2005	—
2006	—
2007	—
Thereafter	30,000

$31,000

NOTE 8 - STOCKHOLDERS’ EQUITY

In January 2003, the Company announced a stock repurchase program for the purchase of up to 250,000 shares of the Company’s common stock over the next year.

On October 15, 2002, the Company’s Board of Directors authorized a 5% stock dividend, which was distributed on November 15, 2002.

In January 2002, the Company announced a stock repurchase program for the purchase of up to 262,500 shares of the Company’s outstanding stock over the next year.  During 2002, the Company purchased 181,434 shares of its outstanding common stock at an average price of $17.48 per share for an aggregate cost of $3.2 million.

On October 10, 2001, the Company’s Board of Directors authorized a 5% stock dividend, which was distributed on November 15, 2001.

In January 2001, the Company announced a stock repurchase program for the purchase of up to 275,625 shares of the Company’s outstanding common stock over the next year.  During 2001, the Company purchased 133,213 shares of its outstanding common stock at an average price of $11.40 per share for an aggregate cost of $1.5 million.

In March 2000, the Company approved a stock repurchase plan of 231,525 shares of its common stock.  During 2000, the Company purchased 227,976 shares of its outstanding common stock under the program at an average price of $9.77 per share for an aggregate cost of $2.2 million.

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

After the rights become exercisable, under certain circumstances, the rights (other than rights held by a 15.0% beneficial owner or an “adverse person”) will entitle the holders to purchase the Company’s common shares at a substantially reduced price.

The Company is generally entitled to redeem the rights at $0.001 per right at any time before the Rights become exercisable. Rights are not redeemable following an “adverse person” determination.

The Rights Plan was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share, and was not taxable to the Company or its shareholders.

NOTE 10 - INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Current	$8,093	$5,010	$5,798
Deferred (benefit)	(4,206)	(57)	(1,103)

Total provision for income taxes	$3,887	$4,953	$4,695

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate is as follows:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Federal income tax, at statutory rates	$4,748	$5,432	$4,998
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,046)	(811)	(848)
State income tax, net of federal income tax effect	248	100	272
Other, net	(63)	232	273

Provision for income taxes	$3,887	$4,953	$4,695

The net deferred tax asset consisted of the following:

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$7,329	$3,284
Valuation reserves for land held for sale and other real estate	679	660
Non-accrued interest	319	312
Depreciation	325	369
Deferred compensation	641	677
Other, net	9	22

Deferred tax assets	9,302	5,324

Deferred tax liabilities:
Unrealized gains on securities available for sale	2,405	787
Other	312	540

Deferred tax liabilities	2,717	1,327

Net deferred tax assets, included in other assets	$6,585	$3,997

NOTE 11 – EARNINGS PER SHARE

The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	Year ended December 31, 2002

	(in thousands except per share amounts)
	Income (numerator)	Shares (denominator)	Per share amount

Basic earnings per share
Net income available to common shareholders	$10,077	14,320	$0.70
Effect of dilutive securities
Stock options	—	267	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$10,077	14,587	$0.69

Options to purchase 121,675 shares of common stock at $18.70 per share were outstanding during 2002.  They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2001

	(in thousands except per share amounts)
	Income (numerator)	Shares (denominator)	Per share amount

Basic earnings per share
Net income available to common shareholders	$11,023	14,417	$0.76
Effect of dilutive securities
Stock options	—	176	(0.00)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$11,023	14,593	$0.76

Options to purchase 131,512 shares of common stock at $16.00 per share were outstanding during 2001.  They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2000

	(in thousands except per share amounts)
	Income (numerator)	Shares (denominator)	Per share amount

Basic earnings per share
Net income available to common shareholders	$10,005	14,609	$0.69
Effect of dilutive securities
Stock options	—	81	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$10,005	14,694	$0.68

Options to purchase 133,567 shares of common stock at $9.30 per share were outstanding during 2000.  They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

Lakeland has a profit sharing plan for all its eligible employees.  Lakeland’s annual contribution to the plan is determined by Lakeland’s Board of Directors.  Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment.  Contributions made by Lakeland were approximately $355,000 for 2002, $450,000 for 2001 and $250,000 for 2000.

Salary Continuation Agreements

NBSC entered into a salary continuation agreement during 1996 with its former Chief Executive Officer and its President which entitle them to certain payments upon their retirement.  As part of the merger of the Company and NBSC’s parent (High Point Financial Corp.) in July 1999, Lakeland placed in trusts amounts equal to the present value of the amounts that would be owed to them in their retirement.  These amounts would be $722,000 for the Chief Executive Officer and $381,000 for the President.  Lakeland has no further obligation to pay additional amounts pursuant to these agreements.

Former CEO Retirement Benefits

Metropolitan entered into an agreement in January 1997 with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a 15-year period.  In February 1999, the Company entered into an additional agreement with this CEO.  Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period as well as certain retiree medical benefits. The present value of this obligation was charged to operations.  During 2002, 2001 and 2000, $37,000, $41,000 and $35,000 respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401K plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan.  All eligible employees can contribute up to 20% of their annual salary with the Company matching up to 20% of the employee’s contributions.  The Company’s contributions in 2002 totaled $105,000.

NBSC had a retirement savings plan (NBSC’s 401(k) plan) covering qualified employees.  NBSC’s contributions to the 401(k) totaled $83,000 in 2000. No contributions were made in 2001. NBSC’s 401(k) plan was merged into Lakeland’s at the time of merger of NBSC into Lakeland in June 2001.

Employee Stock Ownership Plan

NBSC had an Employee Stock Ownership Plan (“ESOP”). No contributions have been made to this plan for the years ended December 31, 2002, 2001 and 2000.

Postretirement Health Care Benefits

In 2000, the Company instituted postretirement health care benefits and life insurance coverage to its employees who meet certain predefined criteria.  The expected cost of these benefits is charged to expense during the years that eligible employees render service.

The accumulated postretirement benefit obligations (APBO’s) as of December 31, 2002 and 2001 were as follows:

(in thousands)	2002	2001

Accumulated postretirement benefit obligation, January 1	$375	$495
Service cost	49	28
Interest Cost	36	23
Actuarial loss	164	(141)
Estimated benefit payments	(16)	(29)

Total accumulated postretirement benefit obligation	608	376
Unrecognized net gain due to past experience different from that assumed and effects of changes in assumptions made	78	243
Unrecognized prior service cost	(119)	(166)
Unamortized transition obligation	(58)	(64)

Accrued accumulated postretirement benefit obligation	$509	$389

Because changes to the Company’s postretirement benefit plan reduced the number of employees eligible for postretirement benefits and reduced the time period for which they would be eligible, a curtailment gain was recognized in 2000.

The components of net periodic postretirement benefit cost are as follows:

(in thousands)	2002	2001	2000

Service cost, benefits attributed to employee service during the year	$49	$28	$28
Interest cost on APBO	36	23	31
Recognition of curtailment gain	—	—	(24)
Amortization of prior service cost	46	47	47
Amortization of transition obligation	6	6	6
Amortization of gains	—	(26)	(15)

Net periodic postretirement cost	$137	$78	$73

The discount rate used to determine the Company’s APBO for 2002 and 2001 was 6.50% and for 2000 was 7.75%.  The Company projected that the cost of medical benefits would increase at the following rates: 9.0% beginning in 2003 grading down to 5.0% in 2009 and each year thereafter.  As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan evaluation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one percentage point change in assumed health care cost trend rates would have the following effects:

	Increase	Decrease

Effect on total of service and interest cost components	11.9%	(11.6)%
Effect on the postretirement benefit obligation	10.2%	(9.0)%

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC.  The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement.  The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service.  The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants.  The deferred compensation plans do not hold any assets.

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

	December 31,

	2002	2001

	(in thousands)
Actuarial present value of benefit obligation
Vested	$407	$400
Nonvested	25	13

	$432	$413

Projected benefit obligation	524	488
Unrecognized net gain (loss)	(54)	(35)
Unrecognized prior service cost being amortized over fifteen years	(208)	(240)

Accrued plan cost included in other liabilities	$262	$213

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Net periodic plan cost included the following components:
Service cost	$6	$5	$3
Interest cost	35	33	29
Amortization of prior service cost	33	32	29

	$74	$70	$61

A discount rate of 7% was assumed in the plan valuation.  As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

NOTE 14 -	STOCK-BASED COMPENSATION

Employee Stock Option Plans

In February 2000, the Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company.  The program also provides for the one-time grant of stock options to independent directors of the Company.  The plan covers options to purchase up to 1,099,743 shares of common stock of the Company.

During 2000, the Company granted supplemental options to purchase an aggregate of 318,346 shares of common stock to the non-employee directors of the Company.  During 2002 and 2001 the company granted options to purchase 26,250 shares and 27,562 shares, respectively, to new non-employee directors of the Company.  The directors’ options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant.  As of December 31, 2002 and 2001, 294,053 and 296,849 options granted to directors were outstanding, respectively.

During 2002, the Company granted options to purchase 121,675 shares of common stock to key employees.  Similarly during 2001, the Company granted options to purchase 131,513 shares of common stock to key employees. The shares are exercisable in four equal installments on the first, second, third and fourth anniversary of the date of grant.  As of December 31, 2002 and 2001, outstanding options to purchase common stock granted to key employees were 416,225 and 340,382, respectively.

In addition to the 2000 Equity Compensation program, the Company has assumed the outstanding options granted under three employee stock option plans established by High Point (the High Point Plans).  The 1997 plan covers options to purchase up to 187,425 shares; the 1990 plan covers options to purchase up to 69,457 shares; and the 1987 plan covers options to purchase up to 69,532 shares. As of December 31, 2002 and 2001, 37,152 and 43,041 options were outstanding under the High Point Plans.

A summary of the status of the Company’s option plans as of December 31, 2002, 2001 and 2000 and the changes during the years ending on those dates is represented below:

	2002		2001		2000

	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding, beginning of year	680,272	$9.86	595,222	$7.98	95,619	$4.99
Granted	147,925	18.15	159,075	15.43	541,166	8.40
Exercised	(48,879)	8.09	(26,416)	6.85	(36,933)	6.38
Forfeited	(31,889)	9.80	(47,609)	6.60	(4,630)	8.10

Outstanding, end of year	747,429	$11.62	680,272	$9.86	595,222	$7.98
Options exercisable at year-end	291,917		195,116		122,355

Weighted average fair value of options granted during the year		$6.33		$7.78		$2.63

The following table summarizes information about options outstanding at December 31, 2002:

Options outstanding				Options exercisable

Range of exercise prices	Number outstanding at December 31, 2002	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding at December 31, 2002	Weighted average exercise price

$4.86	34,374	2.89	$4.86	34,374	$4.86
8.10 - 9.30	412,224	7.31	8.43	209,932	8.40
9.31 - 13.75	27,563	8.78	12.70	11,025	12.70
13.76 - 16.00	151,593	8.96	15.93	36,586	15.94
16.01-18.70	121,675	9.95	18.70	—	18.70

	747,429			291,917

NOTE 15 -	COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rentals under long-term operating leases amounted to approximately $605,000, $482,000 and $342,000 for the years ended December 31, 2002, 2001 and 2000, respectively, including rent expense to related parties of $178,000 in 2002, $146,000, in 2001 and $33,000 in 2000.  At December 31, 2002, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2018 are as follows(in thousands):

December 31,

2003	$631
2004	646
2005	649
2006	610
2007	448
Thereafter	1,561

$4,545

Litigation

Beginning in February 2001, Lakeland purchased four separate portfolios of predominantly commercial leases from Commercial Money Center, Inc. (“CMC”).  CMC obtained surety bonds from three surety companies (American Motorists Insurance Co. (“AMICO”), Royal Indemnity Co. (“Royal”) and RLI Insurance Co. (“RLI”)) to guarantee each lessee’s performance. Relying on these surety bonds, Lakeland and other investors purchased the leases and CMC’s right to payment under the various surety bonds.  CMC or a related entity, Commercial Servicing Corp. (“CSC”), continued to act as sub-servicer and, as such, was required to collect and forward payments to Lakeland on a monthly basis.

While prior months’ amounts had been current, CMC or CSC failed to forward to Lakeland the required amounts due since late December 2001, and, accordingly, Lakeland demanded payment from the three surety companies in January 2002. While some additional payments were made to Lakeland during 2002, each of the three surety companies advised Lakeland at various dates during 2002 that no further payments would be made.  Each surety company also reserved its rights to seek recoupment of the payments it had made.

Lakeland has filed separate suits against RLI, Royal and AMICO seeking to enforce Lakeland’s rights under the various surety bonds.  The complaints allege that each of the surety companies is liable for the payments due to Lakeland under the leases for which each surety company issued bonds and may not assert fraud as a defense to paying any claim under the bonds. Lakeland’s suits have been or are in the process of being consolidated for pretrial purposes with more than 35 other lawsuits involving similar claims in the United States District Court for the Northern District of Ohio (the “MDL Court”) under the federal Judicial Panel on Multidistrict Litigation (“MDL”) Rules.  On January 31, 2003, Lakeland joined with other similarly situated CMC/CSC investors in filing a motion for judgment on the pleadings in the consolidated MDL litigation.  That motion is currently pending.  In addition, discovery has commenced and is continuing.

A complaint was filed by RLI against Lakeland and several other parties in the United States District Court for the Southern District of California.  The complaint alleges among other things that CMC fraudulently induced RLI to issue the surety bonds, and that the surety bonds are therefore void. Prior to transfer of the action to the MDL Court, Lakeland filed a motion to dismiss RLI’s complaint for lack of personal jurisdiction, and subsequent to transfer that motion to dismiss RLI’s complaint was denied without prejudice by the MDL Court. Lakeland has filed both an answer to RLI’s action and a counterclaim against that party in the consolidated proceedings before the MDL Court.

Similar actions were filed by AMICO against Lakeland and several other parties in the United States District Court for the Southern District of California and by Royal in the United States District Court for the District of Nevada. Those cases also have been consolidated for pretrial purposes in the MDL Court, and Lakeland has filed answers and  counterclaims in both those actions.

CMC and CSC filed for bankruptcy protection in May and June, 2002, respectively in the United States Bankruptcy Court for the Southern District of Florida (the “Florida Bankruptcy Court”).  The Florida Bankruptcy Court ordered that all collections by the servicers and sub-servicers under the leases be paid in escrow to the bankruptcy trustee pending final resolution of rights to those collections.  On September 18, 2002, the bankruptcy action was transferred to the United States Bankruptcy Court for the Southern District of California (the “California Bankruptcy Court”).  On February 5, 2003, Lakeland and the bankruptcy trustee (the “Trustee”) entered into a proposed settlement agreement, subject to California Bankruptcy Court approval, that will settle and resolve all of the bankruptcy estate’s claims against Lakeland.  On February 19, 2003, the Trustee filed a motion with the California Bankruptcy Court requesting approval of the settlement agreement.  A hearing on the Trustee’s motion has been set for April 2, 2003.

In summary, under the proposed settlement, if approved by the California Bankruptcy Court,

•	The bankruptcy estate will be permitted to retain $542,425 of the funds collected on Lakeland lease pools, which funds are currently held in escrow by the Trustee.
•	The Trustee will release its claim to any future collections such that these amounts can be paid directly to Lakeland.
•	Lakeland will also pay the bankruptcy estate an amount equal to 5% of its recovery from the sureties that issued surety bonds in connection with the Lakeland lease pools, not to exceed $709,325.
•

The Settlement Agreement also contains provisions dealing with the disposition of the collateral under Lakeland’s lease pools.  Lakeland will retain a priority security interest in the collateral associated with each lease (including the underlying equipment) until all the lease stream payments due to Lakeland under the relevant lease are made.  For any lease that fully performs, the bankruptcy estate will receive any payments in excess of what is due to Lakeland.

•	The Trustee will assign to Lakeland any interest the bankruptcy estate may have in the surety bonds issued by the sureties.
•	The parties will grant mutual general releases.
•	Lakeland’s proof of claim in the bankruptcy action will be allowed, but be made subject to the interests of general unsecured trade creditors of CMC.

Lakeland believes that if the California Bankruptcy Court approves the proposed settlement, such approval will enhance Lakeland’s position before the MDL Court by eliminating any uncertainty over whether the surety bonds were property of the bankruptcy estate, thereby removing the opportunity for the surety defendants to continue to delay the MDL case based on this issue.

In 2002, a case called Clayton v. CMC was initiated in the Superior Court of California, Los Angeles County.  In that action, California lessees, whose leases were part of various CMC lease pools (including pools purchased by Lakeland) assert claims relating to usury limitations.  The complaint alleges that CMC was never licensed as a lender in California and therefore could not legally charge interest on any loans which it may have originated.  Lakeland has been formally served in this matter, but no responsive pleading has yet been filed.  Following its filing, the Clayton v. CMC case was removed to the United States Bankruptcy Court for the Southern District of California, but in February 2003 that matter was remanded to the Superior Court of California, Los Angeles County. It is anticipated that with the return of the case to state court, responsive pleadings will be filed.

As of December 31, 2002, $16.0 million of the leases were on non-accrual.

Based on its examination of these matters and discussions with legal counsel, Lakeland continues to believe that it has substantial and meritorious positions and claims in the above matters.  Lakeland intends to vigorously exercise all its rights and remedies to obtain the required payments.

From time to time, the Company and its subsidiaries are defendants in legal proceedings relating to their respective businesses.  While the ultimate outcome of the above mentioned matter cannot be determined at this time, management does not believe that the outcome of any pending legal proceeding will materially affect the consolidated financial position of the Company, but could possibly be material to the results of operations of any one period.

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

Lakeland’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  Lakeland uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless noted otherwise, Lakeland does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,

	2002	2001

	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$124,727	$96,930
Standby letters of credit and financial guarantees written	5,073	4,352

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Lakeland evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by Lakeland upon extension of credit, is based on management’s credit evaluation.

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Lakeland holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments at December 31, 2002 and 2001 varies up to 100%.

Lakeland grants loans primarily to customers in its immediately adjacent suburban counties which include Bergen, Morris, Passaic, Sussex and Essex counties in Northern New Jersey and surrounding areas.  Although Lakeland has a diversified loan portfolio, a large portion of its loans are secured by commercial or residential real property.  Lakeland does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan.  Although Lakeland has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy.  Commercial and standby letters of credit were granted primarily to commercial borrowers.

NOTE 17 -	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107.  However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans.  Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2002 and 2001 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values.  The estimated fair values of investment securities are based on quoted market prices, if available.  Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 2002 and 2001 has been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2002		2001

	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value

	(in thousands)
Financial Assets:
Cash and cash equivalents	$35,465	$35,465	$48,615	$48,615
Investment securities available for sale	361,760	361,760	273,082	273,082
Investment securities held to maturity	46,083	48,436	70,259	72,101
Loans	718,676	728,570	600,074	604,106
Financial Liabilities:
Deposits	1,059,092	1,063,617	$912,110	$861,845
Securities sold under agreements to repurchase	19,974	19,994	19,920	19,946
Long-term debt	31,000	35,419	21,004	23,144
Commitments:
Standby letters of credit	—	15	—	2

NOTE 18 -	REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks.  Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the banks will be unimpaired, and (1) the banks will have a surplus, as defined, of not less than 50% of their capital, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of the banks. Under these limitations, approximately $7.1 million was available for payment of dividends from Lakeland to the Company as of December 31, 2002.

The Company and Lakeland are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Lakeland’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s and Lakeland’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and Lakeland’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2002, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2002 and 2001, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(dollars in thousands)
As of December 31, 2002
Total capital (to risk-weighted assets)
Company	$92,948	12.20%	$	>60,933	>8.00%		N/A	N/A
Lakeland	85,290	11.27		60,520	8.00	$	>75,650	>10.00%
Tier I capital (to risk-weighted assets)
Company	$83,326	10.94%	$	>30,467	>4.00%		N/A	N/A
Lakeland	75,732	10.01		30,260	4.00	$	>45,390	>6.00%
Tier I capital (to average assets)
Company	$83,326	7.01%	$	>47,543	>4.00%		N/A	N/A
Lakeland	75,732	6.38		47,455	4.00	$	>59,319	>5.00%

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(dollars in thousands)
As of December 31, 2001
Total capital (to risk-weighted assets)
Company	$90,610	13.61%	$	>54,218	>8.00%		N/A	N/A
Lakeland	81,492	12.54		51,990	8.00	$	>64,988	>10.00%
Tier I capital (to risk-weighted assets)
Company	$82,419	12.36%	$	>26,209	>4.00%		N/A	N/A
Lakeland	73,368	11.29		25,995	4.00	$	>38,993	>6.00%
Tier I capital (to average assets)
Company	$82,419	7.86%	$	>41,231	>4.00%		N/A	N/A
Lakeland	73,368	7.16		41,017	4.00	$	>51,271	>5.00%

NOTE 19 -	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

	(in thousands, except per share amounts)
Total interest income	$15,584	$16,376	$16,498	$17,062
Total interest expense	4,389	4,288	4,490	4,179

Net interest income	11,195	12,088	12,008	12,883
Provision for loan and lease losses	750	750	8,250	750
Noninterest income	2,151	2,308	2,228	2,314
Gain (loss) on sale of securities	74	(11)	812	1
Noninterest expense	7,974	8,457	8,396	8,760

Income (loss) before taxes	4,696	5,178	(1,598)	5,688
Income taxes (benefit)	1,455	1,667	(887)	1,652

Net income (loss)	$3,241	$3,511	$(711)	$4,036

Earnings (loss) per share
Basic	$0.23	$0.24	$(0.05)	$0.28
Diluted	$0.22	$0.24	$(0.05)	$0.28

	Quarter ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

	(in thousands, except per share amounts)
Total interest income	$15,450	$15,592	$16,196	$16,085
Total interest expense	6,136	5,807	5,673	5,215

Net interest income	9,314	9,785	10,523	10,870
Provision for loan and lease losses	400	400	400	400
Noninterest income	1,982	2,158	2,029	2,178
Gain (loss) on sale of securities	64	(30)	1	(92)
Noninterest expense	7,421	7,646	8,064	8,075

Income before taxes	3,539	3,867	4,089	4,481
Income taxes	1,101	1,199	1,258	1,395

Net income	$2,438	$2,668	$2,831	$3,086

Earnings per share
Basic	$0.17	$0.18	$0.20	$0.21
Diluted	$0.17	$0.18	$0.20	$0.21

NOTE 20 -	CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands)
ASSETS
Cash and due from banks	$1,390	$1,557
Investment securities available for sale	3,921	3,939
Investment in bank subsidiary	82,821	77,672
Land held for sale	1,860	1,860
Other assets	1,140	851

TOTAL ASSETS	$91,132	$85,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$365	$312
Stockholders’ equity	90,767	85,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,132	$85,879

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
INCOME
Dividends from subsidiary	$7,835	$10,355	$6,221
Other income	761	262	3

TOTAL INCOME	8,596	10,617	6,224

EXPENSE
Noninterest expenses	751	464	502

TOTAL EXPENSE	751	464	502

Income before provision (benefit) for income taxes	7,845	10,153	5,722
Provision (benefit) for income taxes	3	(71)	(214)

Income before equity in undistributed income of subsidiaries	7,842	10,224	5,936
Equity in undistributed income of subsidiaries	2,235	799	4,069

NET INCOME	$10,077	$11,023	$10,005

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,077	$11,023	$10,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of securities	(678)	(215)	—
(Increase) decrease in other assets	(293)	(92)	530
Decrease in other liabilities	—	(12)	—
Equity in undistributed income of subsidiaries	(2,235)	(799)	(4,069)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,871	9,905	6,466

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(1,281)	(3,501)	(393)
Proceeds from sale of securities available for sale	2,140	547	—
Proceeds received from option on land held for sale	—	—	75

NET CASH USED IN INVESTING ACTIVITIES	859	(2,954)	(318)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(5,065)	(4,474)	(3,852)
Purchase of treasury stock	(3,172)	(1,519)	(2,244)
Exercise of stock options	340	181	236

NET CASH USED IN FINANCING ACTIVITIES	(7,897)	(5,812)	(5,860)

Net increase (decrease) in cash and cash equivalents	(167)	1,139	288
Cash and cash equivalents, beginning of year	1,557	418	130

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,390	$1,557	$418

ITEM 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

ITEM 10—Directors and Executive Officers of the Registrant

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders.

ITEM 11—Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders.

ITEM 13—Certain Relationships and Related Transactions

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders.

ITEM 14—Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report.

(i	)	Consolidated Balance Sheets as of December 31, 2002 and 2001.

(ii	)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2002.

(iii	)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2002.

(iv	)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.

(v	)	Notes to Consolidated Financial Statements

(vi	)	Report of Independent Certified Public Accountants

(a)  2.  Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a)  3.  Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended, is incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

3.2	By-Laws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.1

Amended and Restated Agreement and Plan of Reorganization, dated as of January 14, 1998, by and between the Registrant and Metropolitan State Bank is incorporated by reference to Appendix A to the Proxy Statement —   Prospectus, dated January 15, 1998, contained in the Registrant’s Registration Statement on Form S-4 (No. 333-42851).

10.2	Lakeland Bank Directors’ Deferred Compensation Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.3

Agreement and Plan of Merger, dated as of December 7, 1998, by and between the Registrant and High Point Financial Corp., is incorporated by reference to Annex A to the joint proxy statement prospectus, dated June 8, 1999, contained in the Registrant’s Registration Statement on Form S-4 (No 333-79907).

10.4

Stock Option Agreement, dated as of December 7, 1998, by and between the Registrant and High Point Financial Corp., is incorporated by reference to Annex D to the joint proxy statement prospectus, dated June 8, 1999, contained in the Registrant’s Registration Statement on Form S-4 (No.333-79907).

10.5	Lakeland Bancorp, Inc. 2000 Equity Compensation Program is incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6

Employment Agreement – Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.7

Agreement and Plan of Merger, made as of December 8, 1999, between Lakeland and MSB, is incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.8

Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.9

Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.10

Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.11

Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.12

Agreement and Plan of Merger, made as of April 2, 2001, between Lakeland and NBSC, is incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2001.

10.13

Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Certified Public Accountants.

24.1	Power of Attorney.

99.1	Forward-looking Statement Information.

99.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On October 16, 2002, the Company filed a Current Report on Form 8-K to report its third quarter 2002 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.
Dated: March 25, 2003	By:	/S/ ROGER BOSMA
Roger Bosma President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROGER BOSMA Roger Bosma	Director, Chief Executive Officer, and President	March 25, 2003

/S/ ROBERT B. NICHOLSON* Robert B. Nicholson	Director	March 25, 2003

/S/ JOHN W. FREDERICKS* John W. Fredericks	Director	March 25, 2003

/S/ BRUCE G. BOHUNY* Bruce G. Bohuny	Director	March 25, 2003

/S/ MARY ANN DEACON* Mary Ann Deacon	Director	March 25, 2003

/S/ MARK J. FREDERICKS* Mark J. Fredericks	Director	March 25, 2003

/S/ STEPHEN R. TILTON, SR.* Stephen R. Tilton, Sr.	Director	March 25, 2003

/S/ PAUL P. LUBERTAZZI* Paul P. Lubertazzi	Director	March 25, 2003

/S/ JOSEPH P. O’DOWD* Joseph P. O’Dowd	Director	March 25, 2003

Signature	Capacity	Date

/S/ ARTHUR L. ZANDE* Arthur L. Zande	Director	March 25, 2003

/S/ CHARLES L. TICE* Charles L. Tice	Director	March 25, 2003

/S/ GEORGE H. GUPTILL, JR.* George H. Guptill, Jr.	Director	March 25, 2003

/S/ JOSEPH F. HURLEY Joseph F. Hurley	Executive Vice President and Chief Financial Officer	March 25, 2003

*By:	/S/ ROGER BOSMA Roger Bosma Attorney-in-Fact

Certifications

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Roger Bosma, certify that:

1.	I have reviewed this annual report on Form 10-K of Lakeland Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

/S/ ROGER BOSMA
President and Chief Executive Officer

I, Joseph F. Hurley, certify that:

1.	I have reviewed this annual report on Form 10-K of Lakeland Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

/S/ JOSEPH F. HURLEY
Executive Vice President and Chief Financial Officer