Form 10-Q
period 2003-03-31
LAKELAND BANCORP INC
filed 2003-05-15
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2003 there were 14,207,139 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2003 (unaudited)	December 31, 2002
	(dollars in thousands)

Cash and due from banks	$42,203	$32,775
Federal funds sold and interest-bearing deposits due from banks	31,035	2,690

Total cash and cash equivalents	73,238	35,465

Investment securities available for sale	372,290	361,760
Investment securities held to maturity; fair value of $49,641 in 2003 and $48,436 in 2002	47,536	46,083
Loans	726,128	718,676
Plus: deferred costs	384	982
Less: allowance for loan and lease losses	18,629	17,940

Net loans	707,883	701,718
Premises and equipment—net	24,867	25,167
Accrued interest receivable	5,467	5,495
Other assets	30,463	31,417

TOTAL ASSETS	$1,261,744	$1,207,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$216,479	$214,110
Savings and interest bearing transaction accounts	650,070	593,637
Time deposits under $100 thousand	181,313	179,423
Time deposits $100 thousand and over	70,229	71,922

Total deposits	1,118,091	1,059,092
Federal funds purchased and securities sold under agreements to repurchase	13,328	19,974
Long-term debt	31,000	31,000
Other liabilities	6,856	6,272

TOTAL LIABILITIES	1,169,275	1,116,338

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000 at March 31, 2003 and December 31, 2002; issued shares, 14,671,097 at March 31, 2003 and December 31, 2002; outstanding shares, 14,207,139 at March 31, 2003 and 14,227,079 at December 31, 2002	101,525	101,664
Retained Earnings (Accumulated Deficit)	(7,245)	(9,436)
Treasury stock, at cost, 463,958 at March 31, 2003 and 444,018 at December 31, 2002	(6,408)	(5,881)
Accumulated other comprehensive income	4,597	4,420

TOTAL STOCKHOLDERS’ EQUITY	92,469	90,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,261,744	$1,207,105

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

	For the three months ended March 31,
	2003	2002
	(unaudited)
	(In thousands, except per share data)

INTEREST INCOME
Loans and fees	$11,853	$10,957
Federal funds sold	68	87
Taxable investment securities	3,632	3,980
Tax exempt investment securities	658	560

TOTAL INTEREST INCOME	16,211	15,584

INTEREST EXPENSE
Deposits	3,436	3,951
Short-term borrowings	63	75
Long-term debt	402	363

TOTAL INTEREST EXPENSE	3,901	4,389

NET INTEREST INCOME	12,310	11,195
Provision for loan and lease losses	750	750

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	11,560	10,445
NONINTEREST INCOME
Service charges on deposit accounts	1,511	1,413
Commissions and fees	539	456
Gain on the sales of securities	265	74
Other income	264	282

TOTAL NONINTEREST INCOME	2,579	2,225

NONINTEREST EXPENSE
Salaries and employee benefits	4,959	4,654
Net occupancy expense	925	789
Furniture and equipment	814	695
Stationery, supplies and postage	330	309
Other expenses	1,939	1,527

TOTAL NONINTEREST EXPENSE	8,967	7,974

Income before provision for income taxes	5,172	4,696
Provision for income taxes	1,629	1,455

NET INCOME	$3,543	$3,241

EARNINGS PER COMMON SHARE
Basic	$0.25	$0.23

Diluted	$0.25	$0.22

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2003	2002
	(unaudited)
	(in thousands)

NET INCOME	$3,543	$3,241

OTHER COMPREHENSIVE INCOME NET OF TAX:

Unrealized securities gains (losses) arising during period	(1)	1,844
Less: reclassification for gains included in Net Income	(178)	(43)

Other Comprehensive Income	177	1,887

TOTAL COMPREHENSIVE INCOME	$3,720	$5,128

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Retained earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)

BALANCE DECEMBER 31, 2001	13,972,473	$88,273	($931)	($3,175)	$1,400	$85,567
Net Income 2001	—	—	10,077	—	—	10,077
Other comprehensive income, net of tax	—	—	—	—	3,020	3,020
Exercise of stock options	—	(126)	—	466	—	340
Stock dividends	698,624	13,517	(13,517)	—	—	—
Cash dividend	—	—	(5,065)	—	—	(5,065)
Purchase of treasury stock	—	—	—	(3,172)	—	(3,172)

BALANCE DECEMBER 31, 2002	14,671,097	101,664	(9,436)	(5,881)	4,420	90,767
Net Income, first quarter 2002	—	—	3,543	—	—	3,543
Other comprehensive income, net of tax	—	—	—	—	177	177
Exercise of stock options	—	(139)	—	409	—	270
Cash dividend	—	—	(1,352)	—	—	(1,352)
Purchase of treasury stock	—	—	—	(936)	—	(936)

BALANCE MARCH 31, 2002
(unaudited)	14,671,097	$101,525	($7,245)	($6,408)	$4,597	$92,469

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

	For the three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)

Net income	$3,543	$3,241
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,858	263
Depreciation and amortization	614	624
Provision for loan and lease losses	750	750
Gain on sales and calls of securities	(265)	(74)
Loss on other real estate owned	—	38
Provision for income taxes	1,629	1,455
(Increase) decrease in other assets	461	(913)
Increase (decrease) in other liabilities	(625)	586

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,965	5,970

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	47,359	27,617
Held for maturity	3,808	8,689
Proceeds from sales of securities available for sale	16,249	14,162
Purchase of securities:
Available for sale	(74,488)	(58,162)
Held for maturity	(5,291)	—
Net increase in loans	(7,851)	(26,621)
Capital expenditures	(314)	(427)
Net decrease in other real estate owned	1	197

NET CASH USED IN INVESTING ACTIVITIES	(20,527)	(34,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	58,999	24,944
Decrease in federal funds purchased and securities sold under agreements to repurchase	(6,646)	(3,912)
Increase in long-term debt	—	10,000
Purchase of treasury stock	(936)	(392)
Exercise of stock options	270	245
Dividends paid	(1,352)	(1,232)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,335	29,653

Net increase in cash and cash equivalents	37,773	1,078
Cash and cash equivalents, beginning of year	35,465	48,615

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,238	$49,693

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements – (Unaudited)

Note 1.    Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented does not necessarily indicate the results that the Company will achieve for all of 2003. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

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

At March 31, 2003, the Company had four stock-based employee and director compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts).

	For the Three Months Ended March 31,
	2003	2002
Net income, as reported	$3,543	$3,241
Deduct: Stock-based compensation costs determined under fair value based method for all awards	124	96

Pro forma net income	$3,419	$3,145

Earnings per share:
Basic, as reported	$0.25	$0.23
Basic, pro forma	$0.24	$0.22
Diluted, as reported	$0.25	$0.22
Diluted, pro forma	$0.24	$0.22

Stock Options outstanding were 711,870 and 671,698 at March 31, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002: dividend rate of 2%, expected volatility of 35%, risk-free interest rate of 3.40% and expected lives of 7 years. The Company did not grant stock options for the three months ended March 31, 2003.

Note 2.    Statement of Cash Flow Information.

	For the three months ended March 31,
	2003	2002
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$450	$421
Cash paid during the period for interest	3,857	4,574

Note	3. Earnings Per Share.

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

All weighted average, actual shares and per share information has been adjusted retroactively for the effects of stock dividends.

The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31,
(In thousands except per share data)	2003	2002
Income applicable to common stock	$3,543	$3,241

Weighted average number of common shares outstanding—basic	14,210	14,370
Options issued	222	238

Weighted average number of common shares and common share equivalents—diluted	14,432	14,608

Basic earnings per share	$0.25	$0.23

Diluted earnings per share	$0.25	$0.22

Note 4.    Investment Securities

AVAILABLE FOR SALE		March 31, 2003				December 31, 2002
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$61,112	$707	$—	$61,819	$60,466	$724	$(7)	$61,183
Mortgage-backed securities	240,127	4,098	(439)	243,786	232,318	4,264	(166)	236,416
Obligations of states and political subdivisions	48,935	2,455	(5)	51,385	47,555	1,717	(49)	49,223
Other debt securities	5,598	48	(207)	5,439	5,607	19	(211)	5,415
Other equity securities	9,417	444	—	9,861	8,989	535	(1)	9,523

	$365,189	$7,752	$(651)	$372,290	$354,935	$7,259	$(434)	$361,760

HELD TO MATURITY		March 31, 2003				December 31, 2002
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$15,815	$732	$—	$16,547	$17,328	$880	$—	$18,208
Mortgage-backed securities	7,927	310	—	8,237	9,739	369	—	10,108
Obligations of states and political subdivisions	18,177	614	(8)	18,783	12,890	601	—	13,491
Other	5,617	457	—	6,074	6,126	503	—	6,629

	$47,536	$2,113	$(8)	$49,641	$46,083	$2,353	$—	$48,436

	March 31, 2003
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$2,792	$2,849	$13,629	$14,283
Due after one year through five years	52,799	54,139	20,164	21,253
Due after five years through ten years	48,604	50,194	2,784	2,835
Due after ten years	11,450	11,461	3,032	3,033

	115,645	118,643	39,609	41,404
Mortgage-backed securities	240,127	243,786	7,927	8,237
Other investments	9,417	9,861	—	—

Total securities	$365,189	$372,290	$47,536	$49,641

Note 5.    Impaired Loans

The Company follows Statement of Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (known as “SFAS No. 114”), and Statement of Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures.” SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate.

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2003 and 2002, and the average recorded investment in impaired loans during the three months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding three months)

March 31, 2003	$20.0 million	$9.0 million	$20.3 million
March 31, 2002	$10.1 million	$1.6 million	$2.9 million

Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $155,000 in the first three months of 2003. Interest that would have accrued had the loans performed under original terms would have been $509,000 for the first three months of 2003.

Note 6.    New Accounting Pronouncements

The Company adopted FASB Interpretation 45 (FIN 45) Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.

The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 are $4.6 million and they expire through 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Company does not anticipate FIN 46 to have a material impact on the consolidated financial position or results of operations.

Note 7.    Commitments and Contingencies

Litigation

As described in filings that the Company has previously made with the SEC, Lakeland has various claims relating to portfolios of predominantly commercial leases that Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these surety bonds, Lakeland and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC or a related entity, Commercial Servicing Corp. (“CSC”), continued to act as sub-servicer and, as such, was required to collect and forward payments to Lakeland on a monthly basis.

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

Ultimately, Lakeland filed separate suits against the three surety companies seeking to enforce Lakeland’s rights under the various surety bonds. The complaints allege that each of the surety companies is liable for the payments due to Lakeland under the leases for which each surety company issued bonds and may not assert fraud as a defense to paying any claim under the bonds. Complaints were filed by the surety companies against Lakeland and other parties, alleging, among other things, that CMC fraudulently induced the surety companies to issue the surety bonds, and that the surety bonds are therefore void. Lakeland intends to vigorously defend these cases and believes that it has meritorious defenses to the claims raised by the sureties.

CMC and CSC filed for bankruptcy protection in May and June, 2002, respectively, in the United States Bankruptcy Court for the Southern District of Florida. The Florida Bankruptcy Court ordered that all collections by the servicers and sub-servicers under the leases be paid in escrow to the bankruptcy trustee pending final resolution of rights to those collections. On September 18, 2002, the bankruptcy action was transferred to the United States Bankruptcy Court for the Southern District of California.

On February 5, 2003, Lakeland and the Bankruptcy Trustee entered into a proposed settlement agreement, subject to California Bankruptcy Court approval, that was intended to settle and resolve all of the bankruptcy estate’s claims against Lakeland. On February 19, 2003, the Trustee filed a motion with the California Bankruptcy Court requesting approval of the settlement agreement. A hearing on the Trustee’s motion was initially scheduled for April 2, 2003.

Lakeland has been advised that prior to April 2, 2003, the Trustee engaged in negotiations with one of the sureties, which produced a competing offer. Although the Trustee was obligated under the terms of the proposed Lakeland settlement to present Lakeland’s agreement to the California Bankruptcy Court for approval, the Trustee also presented the competing offer to the Court and sought to defer any decision regarding Lakeland’s settlement agreement. On April 2, 2003, the California Bankruptcy Court declined to rule on Lakeland’s settlement agreement, establishing instead a schedule for the submission of court papers regarding the competing proposal and an evidentiary hearing currently scheduled to be held on June 4 and June 5, 2003. The competing proposal provides for a payment of $4,583,000 by the surety to the Bankruptcy Trustee and the funding by the surety of up to an additional $500,000, or more in the sole discretion of the surety, in attorneys’ fees for the Trustee to pursue avoidance claims against Lakeland and another bank. The competing proposal also provides that if the Bankruptcy Trustee recovers any amounts on its avoidance claims, the Trustee will first reimburse the surety for all amounts paid to the Trustee and thereafter the Trustee and the surety will share in any recoveries from Lakeland.

Lakeland intends to vigorously assert that its settlement agreement, and not the competing offer negotiated by the surety, should be approved by the California Bankruptcy Court, because it believes that the Lakeland settlement agreement will result in greater economic benefit and recovery to the creditors of the bankruptcy estate than the competing proposal. In addition, Lakeland believes that its settlement agreement will advance public policy in favor of settlements by resolving litigation, whereas the competing proposal, contrary to public policy, will create and perpetuate litigation. Lakeland also believes that the competing proposal is not in the best interests of the creditors. If the California Bankruptcy Court nevertheless approves the competing proposal, Lakeland intends to vigorously defend its interests in any litigation with the Trustee.

As of March 31, 2003, $16.0 million of the leases were on non-accrual.

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

PART I—ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and competitive factors; whether or not the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 6—Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q; changes in the conditions of the capital markets in general and in the capital markets for financial institutions in particular and the impact of the war in Iraq on such markets; the ability of the Company to integrate Community State Bank promptly into the Company’s overall business and plans if the pending merger with Community State Bank (and its CSB Financial Corp. holding company) is consummated; and the extent and timing of legislative and regulatory actions and reforms.

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

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures”. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

Results of Operations

(First three months of 2003 compared to first three months of 2002)

Net Income

Net income for the first three months of 2003 was $3.5 million, a 9% increase over the $3.2 million reported for the same period in 2002. Diluted earnings per share increased from $0.22 in first quarter 2002 to $0.25 in first quarter 2003. Return on Average Assets was 1.17% and Return on Average Equity was 15.84% for the first quarter 2003.

Net Interest Income

Net interest income on a tax equivalent basis for first quarter 2003 was $12.7 million, representing a $1.2 million or 10.2% increase from the $11.5 million earned in 2002. The increase in net interest income results from an increase in interest income due to an increase in average interest-earning assets outstanding along with a decrease in interest expense due to a declining rate environment as well as an increase in lower costing core deposits. The net interest margin decreased from 4.80% in first quarter 2002 to 4.49% in first quarter 2003.

Interest income on a tax equivalent basis increased from $15.9 million in first quarter 2002 to $16.6 million in 2003, an increase of $677,000 or 4.4%. Average earning assets increased $173.8 million or 17.9% from $971.0 million in first quarter 2002 to $1.14 billion in first quarter 2003. The impact of the increase in earning assets was offset by the impact of a decline in the yield on earning assets from 6.63% in first quarter 2002 to 5.87% in first quarter 2003, a 76 basis point decrease. The drop in the yield on earning assets can be attributed to the decline in the overall interest rate environment. Also contributing to the decline in the yield on earning assets was the placement on non-accrual of $16.0 million in pools of predominately commercial leases in 2002. As of March 31, 2002, only $6.9 million of these leases were on non-accrual. Interest that would have been accrued on the leases in the first three months of 2003 and 2002 was $381,000 and $204,000, respectively. The effect of placing these leases on non-accrual was to decrease the yield on earning assets by 13 basis points in the first quarter of 2003 and 9 basis points in the first quarter of 2002.

Total interest expense decreased from $4.4 million in first quarter 2002 to $3.9 million in first quarter 2003, a decrease of $488,000. A $159.9 million increase in average interest bearing liabilities was offset by a 61 basis point decrease in the cost of funds to 1.71%. The cost of funds was influenced by a decline in rates as well as an increase in lower cost core deposits. Time deposits as a percent of total deposits decreased from 24% in first quarter of 2002 to 22% during the same period in 2003. Lower yielding savings and interest bearing demand accounts as a percent of deposits increased from 50% in first quarter 2002 to 55% in 2003.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan and lease losses remained the same at $750,000 for the three months ended March 31, 2003 as it was for the same quarter last year. During the first quarter of 2003, the Company charged off loans of $698,000 and recovered $637,000 in previously charged off loans compared to $177,000 and $65,000, respectively, during the same period in 2002. For more information, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income, exclusive of gains on sales of securities sold, increased $163,000 to $2.3 million in first quarter 2003. The gains on securities sold totaled $265,000 in the first quarter of 2003 compared to $74,000 for the same period last year. Noninterest income, including gains on sales of securities, increased $354,000 to $2.6 million in first quarter 2003. Financial institutions typically disclose noninterest income excluding gains on securities sold (as well as noninterest income including gains on securities sold) in order to reflect that portion of noninterest income which such institutions can manage from quarter to quarter. Service charges on deposit accounts increased $98,000 or 7% to $1.5 million in first quarter 2003. Commissions and fees increased $83,000 or 18% to $539,000 in the same time period, primarily due to increased loan volumes. Other income decreased $18,000 to $264,000 in the first quarter of 2003 from $282,000 in the first quarter of 2002, due to a decline in gains on sales of leases resulting from the Company retaining a larger percentage of originated leases in the Company’s own portfolio compared to first quarter last year.

Noninterest Expense

Noninterest expense increased from $8.0 million in the first quarter of 2002 to $9.0 million in 2003, an increase of $993,000 or 12%. Salaries and employee benefits increased $305,000 from $4.7 million in the first quarter 2002 to $5.0 million in 2003 as a result of expansion of Lakeland’s branch network as well as normal salary and benefit increases. Net occupancy expense increased from $789,000 in first quarter 2002 to $925,000 in 2003 as a result of increased utility and snow removal costs incurred this past winter. Furniture and equipment expenses increased from $695,000 in the first quarter of 2002 to $814,000 as a result of increased expenses due to the continued expansion of the Company. Stationery, supplies and postage expense increased from $309,000 during first quarter 2002 to $330,000 in 2003, an increase of $21,000 or 7% mainly due to the increased size of the Company and an increase in postal rates in the second half of 2002. Other expenses increased from $1.5 million in first quarter 2002 to $1.9 million in first quarter 2003, an increase of $412,000. This increase is primarily due to increased legal costs associated with the litigation of the purchased pools of commercial leases, increased consulting costs relating to an operational efficiency review and increased marketing costs.

Financial Condition

The Company’s total assets increased $54.6 million or 5% from $1.207 billion at December 31, 2002, to $1.262 billion at March 31, 2003. Total deposits increased from $1.059 billion on December 31, 2002 to $1.118 billion on March 31, 2003, an increase of $59.0 million or 6%.

Loans

Loans increased from $718.7 million on December 31, 2002 to $726.1 million on March 31, 2003, an increase of $7.5 million, or 1.0%. The largest growth was seen in commercial and leasing loans which increased $9.8 million or 3% from $314.4 million at year-end to $324.1 million on March 31, 2003. Consumer and home equity loans showed a slight increase of $2.3 million or 1%, while residential mortgage loans decreased by $4.6 million or 3% to $165.5 million due to significant loan refinancing activity.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
Non-performing loans:
Non-accrual loans	$20,399	$19,985	$9,195
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	20,399	19,985	9,195
Other real estate owned	—	—	278

TOTAL NON-PERFORMING ASSETS	$20,399	$19,985	$9,473

Loans past due 90 days or more and still accruing	$1,877	$1,342	$5,333

Non-accrual loans increased from $20.0 million on December 31, 2002 to $20.4 million, or 1.62% of total assets, on March 31, 2003. Of the overall total of loans on non-accrual, $16.0 million or 1.27% of total assets represent the purchased leases that were placed on a non-accrual status in 2002 that are currently being litigated. For more information see Note 7—Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at March 31, 2003 increased $535,000 to $1.9 million. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On March 31, 2003, the Company had $ 20.0 million in impaired loans (including $18.6 million in non-accrual loans) compared to $20.7 million at year-end 2002. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $9.0 million has been allocated to the allowance for loan and lease losses for impairment at March 31, 2003. At March 31, 2003, the Company also had $8.4 million in loans that were rated substandard and not classified as non-performing or impaired.

There were no loans at March 31, 2003, other than those designated non-performing, impaired, or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
Balance of the allowance at the beginning of the year	$17,940	$8,220	$8,220
Loans charged off:
Commercial	307	501	129
Home Equity and consumer	387	926	48
Real estate—mortgage	—	—	—

Total loans charged off	694	1,427	177

Recoveries:
Commercial	527	446	23
Home Equity and consumer	106	195	39
Real estate—mortgage	—	6	3

Total Recoveries	633	647	65

Net charge-offs:	61	780	112
Provision for loan and lease losses charged to operations	750	10,500	750

Ending balance	$18,629	$17,940	$8,858

Ratio of net charge-offs to average loans outstanding	0.03%	0.12%	0.07%
Ratio of allowance at end of period as a percentage of period end total loans	2.57%	2.49%	1.23%

The ratio of the allowance for loan and lease losses to loans outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio. The determination of the adequacy of the allowance for loan and lease losses and periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a quarterly basis.

Methodology employed for assessing the adequacy of the allowance for loan and lease losses consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by Lakeland’s external loan review program.

•	The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1-4 family residential mortgages and consumer loans.

•	The establishment of reserve amounts for the non-criticized loans in each portfolio based upon the historical average loss experience of these portfolios.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2003. The preceding statement constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see

Note 4 to the Notes to Consolidated Financial Statements contained in this 10-Q. Total investment securities increased from $407.8 million on December 31, 2002 to $419.8 million on March 31, 2003, an increase of $12.0 million, or 3%. Investment securities available for sale increased from $361.8 million on December 31, 2002 to $372.3 million on March 31, 2003, an increase of $10.5 million, or 3%. Investment securities held to maturity increased slightly from $46.0 million on December 31, 2002 to $47.5 million on March 31, 2003, an increase of $1.5 million.

Deposits

Total deposits increased from $1.059 billion on December 31, 2002 to $1.118 billion on March 31, 2003, an increase of $59.0 million, or 6%. Total non-interest bearing deposits increased from $214.1 million to $216.5 million, an increase of $2.4 million. Savings and interest bearing transaction accounts increased from $593.6 million on December 31, 2002 to $650.1 million on March 31, 2003, an increase of $56.5 million or 10%. Total core deposits, which comprise non-interest bearing deposits and savings and interest bearing transaction accounts, increased by $58.8 million or 7% to $866.5 million. Core deposits are 78% of total deposits as compared to 76% at year-end as the Company continues to see funds shifting into transaction accounts as an alternative to other investment options. Time deposits under $100,000 increased $1.9 million to $181.3 million, while time deposits $100,000 and over decreased $1.7 million to $70.2 million.

Liquidity

Cash and cash equivalents, at $73.2 million on March 31, 2003, increased $37.8 million or 107% from year-end. Included in this overall increase is a $16.5 million increase in an interest-bearing transaction account, pending the investment of those funds, and $11.8 million in federal funds sold at March 31, 2003. At year-end 2002, the Company was purchasing $5.5 million in federal funds. Operating activities, principally the result of the Company’s net income, provided $8.0 million in net cash. Investing activities used $20.5 million in net cash, primarily reflecting net use of funds for investment securities activities of $12.4 million and use of funds for loans of $7.9 million. Financing activities provided $50.3 million in net cash, reflecting an increase in deposits of $59.0 million which was partially offset by a $6.6 million decrease in federal funds purchased and securities sold under agreements to repurchase. Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. At March 31, 2003, Lakeland had outstanding loan origination commitments of $135.9 million. These commitments include $119.2 million that mature within one year; $5.5 million that mature after one but within three years; $2.0 million that mature after three but within five years and $9.2 million that mature after five years. Lakeland also had $4.6 million in letters of credit outstanding at March 31, 2003. This included $3.1 million that are maturing within one year; $652,000 that mature after one but within three years; $176,000 that mature after three but within 5 years and $743,000 that mature after five years. Time deposits issued in amounts of $100,000 or more maturing within one year total $50.0 million.

Capital Resources

Stockholders’ equity increased from $90.8 million on December 31, 2002 to $92.5 million on March 31, 2003. Book value per common share increased to $6.51 on March 31, 2003 from $6.38 on December 31, 2002. The increase in stockholders’ equity from December 31, 2002 to March 31, 2003 results from net income offset by dividends paid to shareholders.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2003, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2003, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio March 31, 2003	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2003	Total Capital to Risk-Weighted Assets Ratio March 31, 2003
The Company	6.95%	10.94%	12.21%
Lakeland Bank	6.38%	10.09%	11.36%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

As previously announced, the Company and Lakeland have entered into a definitive agreement with Community State Bank and its holding company, CSB Financial Corp., pursuant to which Community and CSB will be merged into Lakeland and the Company. CSB shareholders will have the right to elect to receive shares of the Company’s common stock or cash in the merger, subject to specified allocation provisions. CSB shareholders receiving cash will receive $29.00 for each of their shares; CSB shareholders receiving stock will receive $29.00 worth of the Company’s common stock determined in accordance with a contractual formula, subject to collar provisions that apply only if the Company’s common stock is valued at less than $14.50 per share or more than $20.00 per share. The Company values this transaction at approximately $34 million, based on 1.1 million shares of CSB stock outstanding and 166,000 CSB stock options outstanding. The Company expects to pursue an offering of trust preferred securities to support its capital position, and anticipates that such offering will be completed prior to the consummation of the CSB merger. The merger is subject to approval by regulatory authorities and CSB’s shareholders as well as other customary closing conditions. The parties expect the merger to close during the third or fourth quarters of 2003.

ITEM	3 Quantitative and Qualitative Disclosures about Market Risk

Not applicable – no significant change from Annual Report on Form 10-K.

ITEM	4 Controls and Procedures

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

PART II OTHER INFORMATION

Item 1     Legal Proceedings

As described in filings that the Company has previously made with the SEC, Lakeland has various claims relating to portfolios of predominantly commercial leases that Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these surety bonds, Lakeland and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC or a related entity, Commercial Servicing Corp. (“CSC”), continued to act as sub-servicer and, as such, was required to collect and forward payments to Lakeland on a monthly basis.

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

Ultimately, Lakeland filed separate suits against the three surety companies seeking to enforce Lakeland’s rights under the various surety bonds. The complaints allege that each of the surety companies is liable for the payments due to Lakeland under the leases for which each surety company issued bonds and may not assert fraud as a defense to paying any claim under the bonds. Complaints were filed by the surety companies against Lakeland and other parties, alleging, among other things, that CMC fraudulently induced the surety companies to issue the surety bonds, and that the surety bonds are therefore void. Lakeland intends to vigorously defend these cases and believes that it has meritorious defenses to the claims raised by the sureties.

CMC and CSC filed for bankruptcy protection in May and June, 2002, respectively, in the United States Bankruptcy Court for the Southern District of Florida. The Florida Bankruptcy Court ordered that all collections by the servicers and sub-servicers under the leases be paid in escrow to the bankruptcy trustee pending final resolution of rights to those collections. On September 18, 2002, the bankruptcy action was transferred to the United States Bankruptcy Court for the Southern District of California.

On February 5, 2003, Lakeland and the Bankruptcy Trustee entered into a proposed settlement agreement, subject to California Bankruptcy Court approval, that was intended to settle and resolve all of the bankruptcy estate’s claims against Lakeland. On February 19, 2003, the Trustee filed a motion with the California Bankruptcy Court requesting approval of the settlement agreement. A hearing on the Trustee’s motion was initially scheduled for April 2, 2003.

Lakeland has been advised that prior to April 2, 2003, the Trustee engaged in negotiations with one of the sureties, which produced a competing offer. Although the Trustee was obligated under the terms of the proposed Lakeland settlement to present Lakeland’s agreement to the California Bankruptcy Court for approval, the Trustee also presented the competing offer to the Court and sought to defer any decision regarding Lakeland’s settlement agreement. On April 2, 2003, the California Bankruptcy Court declined to rule on Lakeland’s settlement agreement, establishing instead a schedule for the submission of court papers regarding the competing proposal and an evidentiary hearing currently scheduled to be held on June 4 and June 5, 2003. The competing proposal provides for a payment of $4,583,000 by the surety to the Bankruptcy Trustee and the funding by the surety of up to an additional $500,000, or more in the sole discretion of the surety, in attorneys’ fees for the Trustee to pursue avoidance claims against Lakeland and another bank. The competing proposal also provides that if the Bankruptcy Trustee recovers any amounts on its avoidance claims, the Trustee will first reimburse the surety for all amounts paid to the Trustee and thereafter the Trustee and the surety will share in any recoveries from Lakeland.

Lakeland intends to vigorously assert that its settlement agreement, and not the competing offer negotiated by the surety, should be approved by the California Bankruptcy Court, because it believes that the Lakeland settlement agreement will result in greater economic benefit and recovery to the creditors of the bankruptcy estate than the competing proposal. In addition, Lakeland believes that its settlement agreement will advance public policy in favor of settlements by resolving litigation, whereas the competing proposal, contrary to public policy, will create and perpetuate litigation. Lakeland also believes that the competing proposal is not in the best interests of the creditors. If the California Bankruptcy Court nevertheless approves the competing proposal, Lakeland intends to vigorously defend its interests in any litigation with the Trustee.

As of March 31, 2003, $16.0 million of the leases were on non-accrual.

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

Item 2.	Change in Securities	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable.

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports of Form 8-K

(a) Exhibits

  2.1      Agreement and Plan of Merger, dated as of March 31, 2003, among the Company, Lakeland Bank, CSB and Community State Bank, is incorporated by reference to Exhibit 2.1 on the registrant’s Form 8-K filed April 3, 2003.

  2.2      Shareholders’ Agreement, dated as of March 31, 2003, among certain shareholders of CSB and the Company, is incorporated by reference to Exhibit 2.2 of the registrant’s Form 8-K filed April 3, 2003.

99.1 Certification by Roger Bosma pursuant to Section 906 of the Sarbanes Oxley Act.

99.2 Certification by Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

(b) Current Reports on form 8-K filed during the quarter ended March 31, 2003.

An 8-K was filed on January 16, 2003 announcing fourth quarter 2002 earnings.

An 8-K was filed on February 26, 2003 regarding the status of pending litigation concerning certain commercial leases and a proposed settlement agreement with the bankruptcy trustee.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

/s/ ROGER BOSMA
Roger Bosma
President and Chief Executive Officer

/s/ JOSEPH F. HURLEY
Joseph F. Hurley
Executive Vice President and
Chief Financial Officer

May 13, 2003

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

Date: May 13, 2003

/s/ ROGER BOSMA
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

Date: May 13, 2003

/s/ JOSEPH F. HURLEY
Joseph F. Hurley
Executive Vice President and Chief Financial Officer