Form 10-Q
period 2003-06-30
LAKELAND BANCORP INC
filed 2003-08-13
CIK 846901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one )

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(973) 697-2000
(Registrant's telephone number, including area code)

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

As of June 30, 2003 there were 14,202,526 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31 ,
ASSETS	(unaudited)	2002
	(dollars in thousands)
Cash and due from banks	$48,541	$32,775
Federal funds sold and interest-bearing deposits due from banks	24,166	2,690
Total cash and cash equivalents	72,707	35,465

Investment securities available for sale	420,871	361,760
Investment securities held to maturity; fair value of $52,393
in 2003 and $48,436 in 2002	50,255	46,083
Loans	736,794	718,676
Plus: deferred costs	146	982
Less: allowance for loan and lease losses	18,704	17,940
Net loans	718,236	701,718
Premises and equipment - net	25,014	25,167
Accrued interest receivable	5,272	5,495
Other assets	39,238	31,417
TOTAL ASSETS	$1,331,593	$1,207,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$236,334	$214,110
Savings and interest bearing transaction accounts	665,253	593,637
Time deposits under $100 thousand	182,805	179,423
Time deposits $100 thousand and over	63,573	71,922
Total deposits	1,147,965	1,059,092
Federal funds purchased and securities sold
under agreements to repurchase	19,539	19,974
Long-term debt	31,000	31,000
Other liabilities	7,400	6,272
Guaranteed preferred beneficial interests in Company’s
subordinated debentures	30,000	----
TOTAL LIABILITIES	1,235,904	1,116,338
Commitments and contingencies	----	----
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000;
issued shares, 14,671,097 at June 30, 2003 and
December 31, 2002; outstanding shares, 14,202,526 at
June 30, 2003 and 14,227,079 at December 31, 2002	101,505	101,664
Accumulated Deficit	(4,848)	(9,436)
Treasury stock, at cost, 468,571 at June 30, 2003 and
444,018 at December 31, 2002	(6,528)	(5,881)
Accumulated other comprehensive income	5,560	4,420
TOTAL STOCKHOLDERS' EQUITY	95,689	90,767
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,331,593	$1,207,105
See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS
	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$11,725	$11,629	$23,578	$22,586
Federal funds sold	58	57	126	144
Taxable investment securities	3,507	4,124	7,139	8,104
Tax exempt investment securities	712	566	1,370	1,126
TOTAL INTEREST INCOME	16,002	16,376	32,213	31,960
INTEREST EXPENSE
Deposits	$3,030	$3,810	6,466	7,761
Short-term borrowings	47	70	110	145
Long-term debt	470	408	872	771
TOTAL INTEREST EXPENSE	3,547	4,288	7,448	8,677
NET INTEREST INCOME	12,455	12,088	24,765	23,283
Provision for loan and lease losses	750	750	1,500	1,500
NET INTEREST INCOME AFTER PROVISION FOR
LOAN AND LEASE LOSSES	11,705	11,338	23,265	21,783
NONINTEREST INCOME
Service charges on deposit accounts	1,706	1,471	3,217	2,884
Commissions and fees	717	537	1,256	993
Gains (losses) on the sales of securities	487	(11)	752	63
Other income	287	300	551	582
TOTAL NONINTEREST INCOME	3,197	2,297	5,776	4,522
NONINTEREST EXPENSE
Salaries and employee benefits	5,051	4,714	10,010	9,368
Net occupancy expense	851	864	1,776	1,653
Furniture and equipment	761	790	1,575	1,485
Stationery, supplies and postage	336	336	666	645
Other expenses	2,389	1,753	4,328	3,280
TOTAL NONINTEREST EXPENSE	,388	8,457	18,355	16,431
Income before provision for income taxes	5,514	5,178	10,686	9,874
Provision for income taxes	1,768	1,667	3,397	3,122
NET INCOME	$3,746	$3,511	$7,289	$6,752
EARNINGS PER COMMON SHARE
Basic	$0.26	$0.24	$0.51	$0.47
Diluted	$0.26	$0.24	$0.51	$0.46

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
NET INCOME	$3,746	$3,511	$7,289	$6,752
OTHER COMPREHENSIVE INCOME NET OF TAX:

Unrealized securities gains arising during period	1,296	3,305	1,651	2,745
Less: reclassification for gains (losses) included in Net Income	333	(7)	511	42
Other: Comprehensive Income	963	3,312	1,140	2,703
TOTAL COMPREHENSIVE INCOME	$4,709	$6,823	$8,429	$9,455
See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock
	Number of Shares	Amount	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(dollars in thousands)
BALANCE DECEMBER 31, 2001	13,972,473	$88,273	$(931)	$(3,175)	$1,400	$85,567
Net Income 2002	---	---	10,077	---	---	10,077
Other comprehensive income,
net of tax	---	---	---	---	3,020	3,020
Exercise of stock options	---	(126)	---	466	---	340
Stock dividends	698,624	13,517	(13,517)	---	---	---
Cash dividend	---	---	(5,065)	---	---	(5,065)
Purchase of treasury stock	---	---	---	(3,172)	---	(3,172)

BALANCE DECEMBER 31, 2002	14,671,097	101,664	(9,436)	(5,881)	4,420	90,767
Net Income, first six months 2003	---	---	7,289	---	---	7,289
Other comprehensive income,
net of tax	---	---	---	---	1,140	1,140
Exercise of stock options	---	(159)	---	491	---	332
Cash dividend	---	---	(2,701)	---	---	(2,701)
Purchase of treasury stock	---	---	---	(1,138)	---	(1,138)

BALANCE JUNE 30, 2003
(unaudited)	14,671,097	$101,505	$(4,848)	$(6,528)	$5,560	$95,689

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the six months ended
	June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$7,289	$6,752
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of premiums, discounts and deferred
loan fees and costs	2,715	237
Depreciation and amortization	1,269	1,257
Provision for loan and lease losses	1,500	1,500
Gain on sales and calls of securities	(752)	(63)
Gain on disposition of premises and equipment	(9)	(55)
Provision for income taxes	3,397	3,122
Increase in other assets	(2,274)	(4,006)
Decrease in other liabilities	(2,891)	(982)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,244	7,762
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	96,582	44,668
Held for maturity	8,628	17,539
Proceeds from sales of securities available for sale	35,269	15,786
Purchase of securities:
Available for sale	(190,263)	(81,098)
Held for maturity	(12,864)	---
Net increase in loans	(18,854)	(74,803)
Purchase of Bank Owned Life Insurance	(5,000)	0
Proceeds from dispositions of premises
and equipment	9	895
Capital expenditures	(1,116)	(2,840)
Net (increase) decrease in other real estate owned	(324)	235
NET CASH USED IN INVESTING ACTIVITIES	(87,933)	(79,618)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	88,873	65,910
Increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	(435)	840
Issuance of subordinated debentures	30,000	---
Increase in long-term debt	---	10,003
Purchase of treasury stock	(1,138)	(1,054)
Exercise of stock options	332	258
Dividends paid	(2,701)	(2,464)
NET CASH PROVIDED BY FINANCING ACTIVITIES	114,931	73,493
Net increase in cash and cash equivalents	37,242	1,637
Cash and cash equivalents, beginning of year	35,465	48,615
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,707	$50,252
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2003. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

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

At June 30, 2003, the Company had four stock-based employee and director compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee and director compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts).

For the Three Months Ended	For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income, as reported	$3,746	$3,511	$7,289	$6,752
Deduct: Stock-based compensation costs
determined under fair value based method
for all awards	124	96	248	192
Pro forma net income	$3,622	$3,415	$7,041	$6,560

Earnings per share:
Basic, as reported	$0.26	$0.24	$0.51	$0.47
Basic, pro forma	$0.25	$0.24	$0.50	$0.46

Diluted, as reported	$0.26	$0.24	$0.51	$0.46
Diluted, pro forma	$0.25	$0.23	$0.49	$0.45

Stock Options outstanding were 704,483 and 643,871 at June 30, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002: dividend rate of 2%, expected volatility of 35%, risk-free interest rate of 3.40% and expected lives of 7 years. The Company did not grant stock options during the six months ended June 30, 2003.

Note 2. Statement of Cash Flow Information.

	For the six months ended
	June 30,
	2003	2002
Supplemental schedule of noncash investing and	(in thousands)
financing activities:
Cash paid during the period for income taxes	$1,413	$3,251
Cash paid during the period for interest	7,407	8,320
Transfer of loans receivable to other real estate owned	324	---

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

       The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands except per share data)	2003	2002	2003	2002

Income applicable to common stock	$3,746	$3,511	$7,289	$6,752

Weighted average number of common
shares outstanding - basic	14,209	14,355	14,210	14,363
Options issued	202	281	209	261
Weighted average number of common shares
and common share equivalents - diluted	14,411	14,636	14,419	14,624

Basic earnings per share	$0.26	$0.24	$0.51	$0.47

Diluted earnings per share	$0.26	$0.24	$0.51	$0.46

Note 4. Investment Securities

AVAILABLE FOR SALE	June 30, 2003				December 31, 2002
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and
U.S. government agencies	$93,823	$1,371	$ ---	$95,194	$60,466	$724	$(7)	$61,183
Mortgage-backed securities	256,151	3,227	(293)	259,085	232,318	4,264	(166)	236,416
Obligations of states and
political subdivisions	48,911	3,249	---	52,160	47,555	1,717	(49)	49,223
Other debt securities	4,509	65	(195)	4,379	5,607	19	(211)	5,415
Other equity securities	8,889	1,164	---	10,053	8,989	535	(1)	9,523
	$412,283	$9,076	$(488)	$420,871	$354,935	$7,259	$(434)	$361,760

HELD TO MATURITY	June 30, 2003				December 31, 2002
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and
U.S. government agencies	$13,804	$625	$ ---	$14,429	$17,328	$880	$ ---	$18,208
Mortgage-backed securities	6,250	232	---	6,482	9,739	369	---	10,108
Obligations of states and
political subdivisions	25,594	857	---	26,451	12,890	601	---	13,491
Other	4,607	426	(2)	5,031	6,126	503	---	6,629
	$50,255	$2,140	$(2)	$52,393	$46,083	$2,353	$0	$48,436

	June 30, 2003
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$3,458	$3,516	$16,018	$16,779
Due after one year through
five years	39,477	41,043	14,600	15,394
Due after five years through ten
years	89,633	92,311	7,645	7,890
Due after ten years	14,675	14,864	5,742	5,848
	147,243	151,734	44,005	45,911
Mortgage-backed securities	256,151	259,085	6,250	6,482
Other investments	8,889	10,052	---	---
Total securities	$412,283	$420,871	$50,255	$52,393

Note 5. Impaired Loans

       The Company follows Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (known as “SFAS No. 114”), as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures.” SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate.

       The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2003 and 2002, and the average recorded investment in impaired loans during the three months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding three months)
June 30, 2003	$19.5 million	$9.4 million	$19.7 million
June 30, 2002	$13.7 million	$2.1 million	$6.4 million

       Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $215,000 in the first six months of 2003. Interest that would have accrued had the loans performed under original terms would have been $983,000 for the first six months of 2003.

Note 6. Subordinated Debentures

       On June 18, 2003, the Company issued $10.3 million of junior subordinated debentures due July 7, 2033 to Lakeland Bancorp Capital Trust I, a Delaware business trust, which is a wholly-owned subsidiary of the Company. The distribution rate on these securities is 6.20% for 7 years and float at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 10,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $10.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company on or after July 7, 2010, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

On June 18, 2003, the Company also issued $20.6 million of junior subordinated debentures due June 30, 2033 to Lakeland Bancorp Capital Trust II, a Delaware business trust, which is a wholly-owned subsidiary of the Company. The distribution rate on these securities is 5.71% for 5 years and float at LIBOR plus 310 basis points thereafter. The Debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 30, 2008, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

       The ability of the Company’s banking subsidiaries to pay dividends or extend credit to the Company is subject to legal and regulatory limitations.

       The proceeds from the above transactions will be used to finance the acquisition of CSB Financial Corp and for other corporate purposes.

Note 7. New Accounting Pronouncements

       The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company’s financial position or results of operations.

       The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company’s financial position or results of operations.

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

       The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 is $6.1 million and they expire through 2016. Amounts due under these letters of credit would be reduced by any proceeds that the Company obtained in liquidating the collateral for the loans, which varies depending on the customer.

       In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In June 2003, the Company, through Lakeland Bancorp Capital Trust I and Lakeland Bancorp Capital Trust II (the Trusts), issued trust preferred securities as further discussed in Note 6. Management has determined that the Trusts quality as variable interest entities under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole assets, subordinated debentures issued by the Company in June 2003. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by The Trusts on the mandatory redeemable preferred stock. The Trusts are currently included in the Company's consolidated financial statements. Management believes that the Trusts should continue to be included in the Company's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to the Trusts become available, management will reevaluate its conclusion that the Trusts should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

Note 8. Merger and Acquisition

       As previously announced, the Company and Lakeland have entered into a definitive agreement with Community State Bank and its holding company, CSB Financial Corp., pursuant to which Community and CSB will be merged into Lakeland and the Company. CSB shareholders have the right to elect to receive shares of the Company’s common stock or cash in the merger, subject to specified allocation provisions. CSB shareholders receiving cash will receive $29.00 for each of their shares; CSB shareholders receiving stock will receive 1.781 shares of Lakeland Bancorp stock. The Company values this transaction at approximately $34 million, based on 1.1 million shares of CSB stock outstanding and 166,000 CSB stock options outstanding. CSB’s shareholders approved the merger on August 5, 2003. The Company had received all necessary regulatory approvals as of August 6, 2003. The merger is subject to customary closing conditions. The parties expect the merger to close by August 25, 2003.

Note 9. Commitments and Contingencies

       Litigation

       Reference is made to the Company’s Annual Report on Form 10-K for a description of the Company’s involvement in the cases pending in In re Commercial Money Center, Inc. Equipment Lease Litigation in the United States District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000 (the “MDL Proceedings”) and the pending bankruptcy proceedings of Commercial Money Center, Inc. and Commercial Servicing Corporation, Case No. 02-09721-H (United States Bankruptcy Court, Southern District of California) (the “Bankruptcy Proceedings”).

       On June 11, 2003, the California Bankruptcy Court approved a settlement agreement (the “Amended Lakeland Agreement”) among Lakeland Bank (“Lakeland”), NetBank and the chapter 7 bankruptcy trustee (the “Trustee”). The Amended Lakeland Agreement resolved all claims of the Trustee with respect to the leases that were guaranteed by surety bonds issued by RLI Insurance Company (“RLI”) and American Motorists Insurance Company (“AMICO”), as well as all claims related to the surety bonds. The Amended Lakeland Agreement did not settle the Trustee’s alleged claims related to the leases guaranteed with surety bonds issued by Royal Indemnity Company (“Royal”) or its claims related to those surety bonds.

       Pursuant to the Amended Lakeland Agreement, Lakeland paid the bankruptcy estate $700,980 in cash from the lease portfolio funds held in escrow by the Trustee and is required to pay 14.17% of Lakeland’s recovery (up to a maximum of $851,190) from RLI and AMICO in the MDL Proceedings. Lakeland is also required to pay the Trustee 38% of all future income derived from the RLI and AMICO leases and related collateral. Lakeland intends to seek recovery against RLI, AMICO and Royal for the amounts paid pursuant to this settlement.

       In addition to approving the Amended Lakeland Agreement, the California Bankruptcy Court approved a settlement agreement between the Trustee and Royal (the “Amended Royal Agreement”). Under the Amended Royal Agreement, Royal has agreed, among other things, to fund litigation by the Trustee against Lakeland to avoid its interests in the leases that were guaranteed by surety bonds issued by Royal, as well as Lakeland’s interests in the surety bonds themselves. Lakeland intends to vigorously defend these claims and to pursue recovery from Royal for all damages suffered and costs incurred as a result of Royal’s financing of these claims.

PART I -- ITEM 2
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

       In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and competitive factors; whether or not the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 9 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q; changes in the conditions of the capital markets in general and in the capital markets for financial institutions in particular and the impact of the war in Iraq on such markets; the ability of the Company to integrate Community State Bank promptly into the Company’s overall business and plans if the pending merger with Community State Bank (and its CSB Financial Corp. holding company) is consummated; and the extent and timing of legislative and regulatory actions and reforms.

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

Results of Operations

Net Income

       Net income for the second quarter of 2003 was $3.7 million, a 7% increase over the $3.5 million reported for the same period in 2002. Diluted earnings per share increased from $0.24 in the second quarter of 2002 to $0.26 in the second quarter of 2003. Return on Average Assets was 1.18% and Return on Average Equity was 16.20% for the second quarter 2003.

       Net income for the first six months of 2003 was $7.3 million, an 8% increase over the $6.8 million reported for the same period in 2002. Diluted earnings per share increased from $0.46 in the first six months of 2002 to $0.51 for the same period in 2003. Return on Average Assets was 1.17% and Return on Average Equity was 16.02% for the first half of 2003.

Net Interest Income

       Net interest income on a tax equivalent basis for second quarter 2003 was $12.8 million, representing a $447 thousand or 4% increase from the $12.4 million earned in 2002. The increase in net interest income is primarily due to a decrease in interest expense due to a declining rate environment as well as an increase in lower costing core deposits. The net interest margin decreased from 4.90% in second quarter 2002 to 4.34% in second quarter 2003. The decrease in the net interest margin results from reduced spreads, higher non-accrual loans and a decline in interest income earned on free funds (interest bearing assets funded by non-interest bearing liabilities) due to the declining rate environment.

       Interest income on a tax equivalent basis decreased from $16.7 million in second quarter 2002 to $16.4 million in 2003, a decrease of $294,000 or 1.8%. Average earning assets increased $173.0 million or 17% from $1.014 billion in second quarter 2002 to $1.187 billion in second quarter 2003. The impact of the increase in earning assets was offset by the impact of a decline in the yield on earning assets from 6.60% in second quarter 2002 to 5.54% in second quarter 2003, a 106 basis point decrease. The drop in the yield on earning assets can be attributed to the decline in the overall interest rate environment. Also contributing to the decline in the yield on earning assets in 2003 was the placement on non-accrual of $16.0 million in pools of predominately commercial leases during 2002. As of June 30, 2002, only $10.9 million of these leases were on non-accrual. Interest that would have accrued on the leases in the second quarter of 2003 and 2002 was $381,000 and $234,000, respectively. The effect of placing these leases on non-accrual was to decrease the yield on earning assets by 13 basis points in the second quarter of 2003 and 9 basis points in the second quarter of 2002.

       Total interest expense decreased from $4.3 million in second quarter 2002 to $3.5 million in second quarter 2003, a decrease of $741,000 or 17%. A $157.1 million increase in average interest bearing liabilities was offset by a 66 basis point decrease in the cost of funds to 1.48%. The cost of funds was influenced by a decline in rates as well as an increase in lower cost core deposits. Time deposits as a percent of total deposits decreased from 25% in second quarter of 2003 to 22% during the same period in 2002. Lower yielding savings and interest bearing demand accounts as a percent of deposits increased from 53% in second quarter 2002 to 58% in 2003. Total interest expense declined from $8.7 million in the first six months of 2002 to $7.4 million in 2003, a $1.2 million decline.

       Net interest income on a tax equivalent basis increased from $23.9 million for the first six months of 2002 to $25.5 million for the first six months of 2003, a $1.6 million or 7% increase. Interest income on a tax equivalent basis increased from $32.6 million to $33.0 million, an increase of $384,000. An increase in average earning assets of $173.4 million from the first half of 2002 to the first half of 2003 caused the increase in interest income. This increase was partially offset by a decline in the yield on average earning assets from 6.62% for the first half of 2002 to 5.67% for the first half of 2003. Interest that would have accrued on the leases in the first half of 2003 and 2002 was $762,000 and $438,000, respectively. The effect of placing these leases on non-accrual was to decrease the yield on earning assets by 13 basis points in the first six months of 2003 and 5 basis points in the first six months of 2002. The impact of an increase in average interest-bearing liabilities of $158.5 million was more than offset by a decline in the cost of funds of 64 basis points.

Provision for Loan and Lease Losses

       In determining the provision for loan and lease losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

       The provision for loan and lease losses was $750,000 for both the three months ended June 30, 2003 and June 30, 2002. During the second quarter of 2003, the Company charged off loans of $774,000 and recovered $99,000 in previously charged off loans compared to $149,000 and $223,000, respectively, during the same period in 2002.

       For the first six months of 2003, the provision for loan and lease losses was $1.5 million, the same as the total for the first six months of 2002. The Company charged off $1.5 million and recovered $733,000 in the first six months of 2003 compared to respective charge-offs and recoveries in 2002 of $326,000 and $288,000. For more information, see “Risk Elements” under “Financial Condition.”

Noninterest Income

       Noninterest income, exclusive of gains on sales of securities sold, increased $402,000 or 17% to $2.7 million in second quarter 2003 from $2.3 million for the same period last year. The gains on securities sold totaled $487,000 in the second quarter of 2003 compared to an $11,000 loss on securities sold for the same period last year. Noninterest income, including gains/losses on sales of securities, increased $900,000 to $3.2 million in second quarter 2003. Financial institutions typically disclose noninterest income excluding gains/losses on securities sold (as well as noninterest income including gains/losses on securities sold) in order to reflect that portion of noninterest income which such institutions can manage from quarter to quarter. Service charges on deposit accounts increased $235,000 or 16% to $1.7 million in second quarter 2003 because of the implementation of a new service charge schedule in the second quarter of 2003 and due to a higher retention of overdraft and return item charges. Commissions and fees increased $180,000 or 34% to $717,000 in the same time period, primarily due to increased loan volumes.

       Noninterest income, exclusive of gains on sales of securities sold, increased from $4.5 million for the first half of 2002 to $5.0 million for the first half of 2003, an increase of $565,000 or 13%. Non-interest income including gains on securities sold increased from $4.5 million for the first six months of 2002 to $5.8 million in the same period in 2003, an increase of $1.3 million. The gains on securities sold totaled $752,000 in the first half of 2003 compared to $63,000 for the same period last year. Service charges on deposit accounts increased from $2.9 million for the first six months of 2002 to $3.2 million for 2003, an increase of $333,000 or 12% due to the aforementioned new service charge schedule, as well as more strictly enforcing payment of overdraft fees by depositors. Commissions and fees increased from $993,000 in the first half of 2002 to $1.3 million for the same period in 2003, an increase of $263,000 or 26% due to increased loan volumes. Other income decreased from $582,000 in the first six months of 2002 to $551,000 in 2003. Within this category, gain on sale of leases decreased from $98,000 for the first half of 2002 to $36,000 in 2003, as the Company has retained a larger percentage of originated leases in its own portfolio in the first half of 2003.

Noninterest Expense

       Noninterest expense increased from $8.5 million in the first quarter of 2002 to $9.4 million in 2003, an increase of $931,000 or 11%. Salaries and employee benefits increased $337,000 or 7% from $4.7 million in the first quarter 2002 to $5.1 million in 2003 as a result of expansion of Lakeland’s branch network as well as normal salary and benefit increases. Other expenses increased from $1.8 million in second quarter 2002 to $2.4 million in second quarter 2003, an increase of $636,000. This increase is primarily due to increased legal costs associated with the litigation of the purchased pools of commercial leases, increased consulting costs relating to an operational efficiency review and expenses incurred in 2003 for a branch location that was opened late in 2002.

       Noninterest expense increased from $16.4 million in the first six months of 2002 to $18.4 million in 2003, an increase of $1.9 million or 12%. Salary and employee benefit expense increased from $9.4 million in 2002 to $10.0 million in 2003, an increase of $642,000 or 7% due to increased staff relating to branch additions and normal salary and benefit increases. Net occupancy expense increased from $1.7 million in 2002 to $1.8 million in 2003, an increase of $123,000 or 7% due to increased utility and snow removal costs incurred in the first quarter of 2003 as well as the new branch location opened late in 2002. Furniture and equipment expense increased from $1.5 million for the first six months of 2002 to $1.6 million for the first six months of 2003, an increase of $90,000 or 6% as a result of continued expansion of the Company. Other expenses increased from $3.3 million for the first half of 2002 to $4.3 million for the same period in 2003, an increase of $1.0 million or 32%. This increase relates to increased legal fees, increased consulting costs relating to the efficiency review, and expenses incurred in the new branch location opened late in 2002.

Financial Condition

       The Company’s total assets increased $124.5 million or 10% from $1.207 billion at December 31, 2002, to $1.332 billion at June 30, 2003. Total deposits increased from $1.059 billion on December 31, 2002 to $1.148 billion on June 30, 2003, an increase of $88.9 million or 8%. During the second quarter of 2003, the Company raised $30.0 million in two privately placed offerings of trust preferred securities. The weighted average interest rate of these securities was 5.87%. The Company will use these funds for general corporate purposes, including capital contributions to Lakeland Bank to support growth strategies, funding the cash portion of the Company’s pending acquisition of CSB Financial Corp. and for working capital and other corporate purposes.

Loans

       Loans increased from $718.7 million on December 31, 2002 to $736.8 million on June 30, 2003, an increase of $18.1 million, or 3%. The largest growth was seen in commercial and leasing loans which increased $18.8 million or 6% from $314.4 million at year-end to $333.2 million on June 30, 2003. Consumer and home equity loans showed an increase of $9.7 million or 4%, while residential mortgage loans decreased by $10.4 million or 6% to $159.6 million due to loan refinancing activity.

Risk Elements

       The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

	June 30,	December 31,	June 30,
(in thousands)	2003	2002	2002
Non-performing loans:
Non-accrual loans	$19,816	$19,985	$12,998
Renegotiated loans	---	---	---
TOTAL NON-PERFORMING LOANS	19,816	19,985	12,998
Other real estate owned	324	---	278
TOTAL NON-PERFORMING ASSETS	$20,140	$19,985	$13,276

Loans past due 90 days or more and still accruing	$1,837	$1,342	$987

       Non-accrual loans decreased from $20.0 million on December 31, 2002 to $19.8 million, or 1.49% of total assets, on June 30, 2003. Of the overall total of loans on non-accrual, $16.0 million or 1.20% of total assets represent the purchased leases that were placed on a non-accrual status in 2002 that are currently being litigated. For more information see Note 9 - Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at June 30, 2003 increased $495,000 to $1.8 million. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection. Other real estate owned increased $324,000 from year-end 2002.

       On June 30, 2003, the Company had $19.5 million in impaired loans (including $18.5 million in non-accrual loans) compared to $20.7 million at year-end 2002. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $9.4 million has been allocated to the allowance for loan and lease losses for impairment at June 30, 2003. At June 30, 2003, the Company also had $8.9 million in loans that were rated substandard and not classified as non-performing, impaired, or 90 days past due and still accruing.

       There were no loans at June 30, 2003, other than those designated non-performing, impaired, or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

       The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans charged-off and the amount of loan recoveries:

	June 30,	December 31,	June 30,
(dollars in thousands)	2003	2002	2002

Balance of the allowance at the
beginning of the year	$17,940	$8,220	$8,220
Loans charged off:
Commercial	570	501	129
Home Equity and consumer	899	926	197
Real estate--mortgage	---	---	---
Total loans charged off	1,469	1,427	326

Recoveries:
Commercial	559	446	225
Home Equity and consumer	174	195	59
Real estate--mortgage	---	6	4
Total Recoveries	733	647	288
Net charge-offs:	736	780	38
Provision for loan and lease losses
charged to operations	1,500	10,500	1,500
Ending balance	$18,704	$17,940	$9,682

Ratio of net charge-offs to average loans
outstanding	0.20%	0.12%	0.01%
Ratio of allowance at end of period as a
percentage of period-end total loans	2.54%	2.49%	1.43%

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

       Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2003. The preceding statement constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

Investment Securities

       For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 to the Notes to Consolidated Financial Statements contained in this 10-Q. Total investment securities increased from $407.8 million on December 31, 2002 to $471.1 million on June 30, 2003, an increase of $63.3 million, or 16%. Investment securities available for sale increased from $361.8 million on December 31, 2002 to $420.9 million on June 30, 2003, an increase of $59.1 million, or 16%. Investment securities held to maturity increased from $46.1 million on December 31, 2002 to $50.3 million on June 30, 2003, an increase of $4.2 million or 9%.

Deposits

       Total deposits increased from $1.059 billion on December 31, 2002 to $1.148 billion on June 30, 2003, an increase of $88.9 million, or 8%. Total non-interest bearing deposits increased from $214.1 million to $236.3 million, an increase of $22.2 million or 10%. Savings and interest bearing transaction accounts increased from $593.6 million on December 31, 2002 to $665.3 million on June 30, 2003, an increase of $71.6 million or 12%. Total core deposits, which comprise non-interest bearing deposits and savings and interest bearing transaction accounts, increased by $93.8 million or 12% to $901.6 million. Core deposits are 79% of total deposits as compared to 76% at year-end as the Company continues to see funds shifting into transaction accounts as an alternative to other investment options. Time deposits under $100,000 increased $3.4 million to $182.8 million, while time deposits $100,000 and over decreased $8.4 million to $63.6 million as municipal depositors moved their funds from time deposits to interest-bearing transaction accounts.

Liquidity

       Cash and cash equivalents, at $72.7 million on June 30, 2003, increased $37.2 million from year-end which included an increase of $21.5 million in federal funds sold and interest-bearing deposits due from banks. Operating activities provided $10.2 million in net cash, primarily the result of the Company’s net income. Investing activities used $87.9 million in net cash, primarily reflecting net use of funds for investment securities activities of $62.6 million and use of funds for loans of $18.9 million. Financing activities provided $114.9 million in net cash, reflecting an increase in deposits of $88.9 million as well as the $30.0 million issuance of trust preferred securities. Approximately $22 million of the proceeds of the trust preferred securities will be used to finance the CSB acquisition. Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. The preceding statement constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934. At June 30, 2003, Lakeland had outstanding loan origination commitments of $131.1 million. These commitments include $117.4 million that mature within one year; $3.3 million that mature after one but within three years; $1.4 million that mature after three but within five years and $9.0 million that mature after five years. Lakeland also had $6.1 million in letters of credit outstanding at June 30, 2003. This included $5.0 million that are maturing within one year; $191,000 that mature after one but within three years; $162,000 that mature after three but within 5 years and $743,000 that mature after five years. Time deposits issued in amounts of $100,000 or more maturing within one year total $42.4 million.

Capital Resources

       Stockholders’ equity increased from $90.8 million on December 31, 2002 to $95.7 million on June 30, 2003. Book value per common share increased to $6.74 on June 30, 2003 from $6.38 on December 31, 2002. The increase in stockholders’ equity from December 31, 2002 to June 30, 2003 results from net income and increases in unrealized gains on investment securities available for sale offset by dividends paid to shareholders and purchases of treasury stock.

       The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2003, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

       The capital ratios for the Company and Lakeland at June 30, 2003, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

	Tier 1 Capital	Tier 1 Capital	Total Capital
	to Total Average	to Risk-Weighted	to Risk-Weighted
	Assets Ratio	Assets Ratio	Assets Ratio
	June 30,	June 30,	June 30,
Capital Ratios:	2003	2003	2003
The Company	9.28%	14.58%	15.84%
Lakeland Bank	6.27%	9.90%	11.17%
"Well capitalized" institution under FDIC
Regulations	5.00%	6.00%	10.00%

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk

Not applicable - no significant change from Annual Report on Form 10-K.

ITEM 4	Controls and Procedures

a)     Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)     Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

       Reference is made to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and Current Report on Form 8-K filed with the SEC on April 29, 2003 for a description of certain legal proceedings involving the Company and Lakeland.

Item 2.	Change in Securities	Not Applicable
Item 3.	Defaults Upon Senior Securities	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders.

The following table shows the persons who were elected to the board of directors at the Company’s Annual Meeting of Shareholders held April 29, 2003. Also shown are their terms of office and the results of voting for each respective director.

Name	Term	Shares For	Authority Withheld

Arthur L. Zande	3 years	10,898,203	255,151
Bruce G. Bohuny	3 years	10,743,406	409,948
Mary Ann Deacon	3 years	10,907,645	245,709
Joseph P. O’ Dowd	3 years	11,007,247	146,107

Item 5.	Other Information	Not Applicable
Item 6.	Exhibits and Reports of Form 8-K

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

                                31.1    Certification by Roger Bosma pursuant to Section 302 of the Sarbanes Oxley Act.

                                31.2    Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

                                32.1    Certification by Roger Bosma and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

                  (b)          Current Reports on form 8-K filed during the quarter ended June 30, 2003.

                                An 8-K was filed on April 3, 2003 announcing an Agreement and Plan of Merger that the Company and Lakeland Bank entered into with CSB and Community State Bank on March 31, 2003.

                                An 8-K was filed on April 14, 2003 announcing first quarter 2003 earnings.

                                An 8-K was filed on April 14, 2003 regarding the status of pending litigation concerning certain commercial leases and a competing offer to a proposed settlement agreement with the bankruptcy trustee.

                                An 8-K was filed on June 18, 2003 regarding the status of pending litigation concerning certain commercial leases and an approval of a settlement agreement with the bankruptcy trustee resolving the claims of the trustee with respect to the leases guaranteed by surety bonds issued by RLI Insurance Company and American Motorists Insurance Company.

                                An 8-K was filed on June 20, 2003 announcing that the Company had consummated two transactions resulting in the issuance of trust preferred securities by two statutory trusts established by the Company.

                                An 8-K was filed on June 24, 2003 disclosing a certain non-GAAP financial measure used in the Company’s 10-K for the year ended December 31, 2002, providing a reconciliation with the non-GAAP financial measure to the closest ratio calculated in accordance with GAAP and providing the reason for using the non-GAAP financial measure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

\s\ Roger Bosma
Roger Bosma President and Chief Executive Officer

\s\ Joseph F. Hurley
Joseph F. Hurley Executive Vice President and Chief Financial Officer

August 13, 2003
Date