Form 10-Q
period 2003-09-30
LAKELAND BANCORP INC
filed 2003-11-14
CIK 846901

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one )

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 30, 2003 there were 15,934,954 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)

	(dollars in thousands)
ASSETS
Cash and due from banks	$49,247	$32,775
Federal funds sold and interest-bearing deposits due from banks	20,402	2,690

Total cash and cash equivalents	69,649	35,465
Investment securities available for sale	509,642	361,760
Investment securities held to maturity, fair value of $47,196 in 2003 and $48,436 in 2002	46,196	46,083
Loans	818,727	718,676
Plus: deferred costs (fees)	(261)	982
Less: allowance for loan and lease losses	16,476	17,940

Net loans	801,990	701,718
Premises and equipment - net	28,062	25,167
Accrued interest receivable	6,343	5,495
Goodwill and other identifiable intangible assets	28,309	3,020
Other assets	39,814	28,397

TOTAL ASSETS	$1,530,005	$1,207,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$254,741	$214,110
Savings and interest bearing transaction accounts	779,268	593,637
Time deposits under $100 thousand	218,769	179,423
Time deposits $100 thousand and over	79,313	71,922

Total deposits	1,332,091	1,059,092
Federal funds purchased and securities sold under agreements to repurchase	17,380	19,974
Long-term debt	34,500	31,000
Other liabilities	6,405	6,272
Guaranteed preferred beneficial interests in Company’s subordinated debentures	30,000	—

TOTAL LIABILITIES	1,420,376	1,116,338

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 16,484,561 at September 30, 2003 and 15,404,651 at December 31, 2002; outstanding shares, 15,934,954 at September 30, 2003 and 14,938,432 at December 31, 2002	131,162	101,664
Accumulated Deficit	(15,366)	(9,436)
Treasury stock, at cost, 549,607 at September 30, 2003 and 466,219 at December 31, 2002	(7,443)	(5,881)
Accumulated other comprehensive income	1,276	4,420

TOTAL STOCKHOLDERS’ EQUITY	109,629	90,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,530,005	$1,207,105

See accompanying notes to consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS

	For the three months ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)

	(in thousands, except per share data)
INTEREST INCOME
Loans and fees	$11,828	$11,848	$35,406	$34,434
Federal funds sold	67	117	193	261
Taxable investment securities	3,710	3,948	10,849	12,052
Tax exempt investment securities	774	585	2,144	1,711

TOTAL INTEREST INCOME	16,379	16,498	48,592	48,458

INTEREST EXPENSE
Deposits	$3,282	$4,003	9,748	11,764
Short-term borrowings	50	76	160	221
Long-term debt	877	411	1,749	1,182

TOTAL INTEREST EXPENSE	4,209	4,490	11,657	13,167

NET INTEREST INCOME	12,170	12,008	36,935	35,291
Provision for loan and lease losses	750	8,250	2,250	9,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	11,420	3,758	34,685	25,541
NONINTEREST INCOME
Service charges on deposit accounts	1,913	1,444	5,232	4,376
Commissions and fees	793	488	1,947	1,433
Gains on the sales of securities	934	812	1,686	875
Other income	228	296	779	878

TOTAL NONINTEREST INCOME	3,868	3,040	9,644	7,562

NONINTEREST EXPENSE
Salaries and employee benefits	5,240	4,625	15,250	13,993
Net occupancy expense	912	838	2,688	2,491
Furniture and equipment	877	841	2,452	2,326
Stationery, supplies and postage	341	303	1,007	948
Other expenses	2,281	1,789	6,609	5,069

TOTAL NONINTEREST EXPENSE	9,651	8,396	28,006	24,827

Income (loss) before provision for income taxes	5,637	(1,598)	16,323	8,276
Provision (benefit) for income taxes	1,815	(887)	5,212	2,235

NET INCOME (LOSS)	$3,822	$(711)	$11,111	$6,041

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.25	$(0.05)	$0.74	$0.40

Diluted	$0.25	$(0.05)	$0.73	$0.39

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)

	(in thousands)		(in thousands)
NET INCOME (LOSS)	$3,822	$(711)	$11,111	$6,041

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	(3,649)	1,433	(1,998)	4,178
Less: reclassification for gains included in Net Income	635	558	1,146	600

Other Comprehensive Income (Loss)	(4,284)	875	(3,144)	3,578

TOTAL COMPREHENSIVE INCOME (LOSS)	$(462)	$164	$7,967	$9,619

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total

	Number of Shares	Amount

	(dollars in thousands)
BALANCE DECEMBER 31, 2001	13,972,473	$88,273	$(931)	$(3,175)	$1,400	$85,567
Net Income 2002	—	—	10,077	—	—	10,077

Other comprehensive income, net of tax	—	—	—	—	3,020	3,020
Exercise of stock options	—	(126)	—	466	—	340
Stock dividend	698,624	13,517	(13,517)	—	—	—
Cash dividends	—	—	(5,065)	—	—	(5,065)
Purchase of treasury stock	—	—	—	(3,172)	—	(3,172)

BALANCE DECEMBER 31, 2002	14,671,097	101,664	(9,436)	(5,881)	4,420	90,767
Net Income, first nine months 2003	—	—	11,111	—	—	11,111

Other comprehensive loss, net of tax	—	—	—	—	(3,144)	(3,144)
Exercise of stock options	—	(165)	—	520	—	355
Stock dividend	784,972	12,920	(12,920)			—
Shares issued for purchase of CSB Financial Corp	1,028,492	16,743	—	—	—	16,743
Cash dividends	—	—	(4,121)	—	—	(4,121)
Purchase of treasury stock	—	—	—	(2,082)	—	(2,082)

BALANCE SEPTEMBER 30, 2003 (unaudited)	16,484,561	$131,162	$(15,366)	$(7,443)	$1,276	$109,629

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the nine months ended September 30,

	2003	2002

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,111	$6,041
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	511	458
Depreciation and amortization	2,041	1,886
Provision for loan and lease losses	2,250	9,750
Gain on sales and calls of securities	(1,686)	(875)
Gain on disposition of premises and equipment	(9)	—
Provision for income taxes	5,212	—
Increase in other assets	(3,941)	(2,423)
Decrease in other liabilities	(1,101)	(334)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,388	14,503

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents in excess of cash paid for business acquired	2,346	—
Proceeds from repayments on and maturity of securities:
Available for sale	157,942	78,382
Held for maturity	16,176	20,530
Proceeds from sales of securities:
Available for sale	55,304	28,749
Held for maturity	701	—
Purchase of securities:
Available for sale	(337,649)	(155,935)
Held for maturity	(17,098)	—
Net increase in loans	(17,387)	(98,682)
Purchase of Bank Owned Life Insurance	(7,548)	—
Proceeds from dispositions of premises and equipment	9	894
Capital expenditures	(1,709)	(3,382)
Net (increase) decrease in other real estate owned	(194)	368

NET CASH USED IN INVESTING ACTIVITIES	(149,107)	(129,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	147,345	126,623
Decrease in federal funds purchased and securities sold under agreements to repurchase	(2,594)	(919)
Issuance of subordinated debentures	30,000	—
Increase in long-term debt	—	10,003
Purchase of treasury stock	(2,082)	(1,927)
Exercise of stock options	355	315
Dividends paid	(4,121)	(3,757)

NET CASH PROVIDED BY FINANCING ACTIVITIES	168,903	130,338

Net increase in cash and cash equivalents	34,184	15,765
Cash and cash equivalents, beginning of year	35,465	48,615

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,649	$64,380

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

At September 30, 2003, the Company had four stock-based employee and director compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K.   The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.   Stock-based employee and director compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$3,822	$(711)	$11,111	$6,041
Deduct: Stock-based compensation costs determined under fair value based method for all awards	124	96	372	288

Pro forma net income (loss)	$3,698	$(807)	$10,739	$5,753

Earnings (loss) per share:
Basic, as reported	$0.25	$(0.05)	$0.74	$0.40
Basic, pro forma	$0.24	$(0.05)	$0.71	$0.38
Diluted, as reported	$0.25	$(0.05)	$0.73	$0.39
Diluted, pro forma	$0.24	$(0.05)	$0.70	$0.38

Stock Options outstanding were 736,939 and 663,943 at September 30, 2003 and 2002, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002:  dividend rate of 2%, expected volatility of 35%, risk-free interest rate of 3.40% and expected lives of 7 years.  The Company did not grant stock options during the nine months ended September 30, 2003.

Note 2.  Statement of Cash Flow Information.

	For the nine months ended September 30,

	2003	2002

	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$6,210	$5,319
Cash paid during the period for interest	11,436	13,334
Transfer of loans receivable to other real estate owned	325	—

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

          The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands except per share data)	2003	2002	2003	2002

Income (loss) applicable to common stock	$3,822	$(711)	$11,111	$6,041
Weighted average number of common shares outstanding - basic	15,333	15,004	15,059	15,041
Options issued	217	293	224	278

Weighted average number of common shares and common share equivalents - diluted	15,550	15,297	15,283	15,319
Basic earnings (loss) per share	$0.25	$(0.05)	$0.74	$0.40

Diluted earnings (loss) per share	$0.25	$(0.05)	$0.73	$0.39

Note 4. Investment Securities

AVAILABLE FOR SALE

	September 30, 2003				December 31, 2002

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. government agencies	$137,858	$951	$(1,425)	$137,384	$60,466	$724	$(7)	$61,183
Mortgage-backed securities	304,212	2,048	(2,771)	303,489	232,318	4,264	(166)	236,416
Obligations of states and political subdivisions	51,832	2,101	(62)	53,871	47,555	1,717	(49)	49,223
Other debt securities	4,505	42	(172)	4,375	5,607	19	(211)	5,415
Other equity securities	9,359	1,164	—	10,523	8,989	535	(1)	9,523

	$507,766	$6,306	$(4,430)	$509,642	$354,935	$7,259	$(434)	$361,760

HELD TO MATURITY

	September 30, 2003				December 31, 2002

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. government agencies	$12,542	$419	$—	$12,961	$17,328	$880	$—	$18,208
Mortgage-backed securities	3,743	137	—	3,880	9,739	369	—	10,108
Obligations of states and political subdivisions	29,309	458	(413)	29,354	12,890	601	—	13,491
Other debt securities	602	399	—	1,001	6,126	503	—	6,629

	$46,196	$1,413	$(413)	$47,196	$46,083	$2,353	$0	$48,436

	September 30, 2003

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$5,823	$5,912	$16,361	$17,181
Due after one year through five years	51,950	53,168	8,635	9,044
Due after five years through ten years	121,623	122,241	11,013	10,833
Due after ten years	14,798	14,309	6,443	6,257

	194,194	195,630	42,452	43,315
Mortgage-backed securities	304,212	303,489	3,743	3,880
Other investments	9,360	10,523	—	—

Total securities	$507,766	$509,642	$46,195	$47,195

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

          The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of September 30, 2003 and 2002, and the average recorded investment in impaired loans during the nine months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding nine months)

September 30, 2003	$18.2 million	$8.4 million	$19.4 million
September 30, 2002	$20.5 million	$9.0 million	$12.6 million

          Interest received on impaired loans ordinarily is recorded as interest income.  However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal.  The Company recognized interest on impaired loans of $205,000 in the first nine months of 2003.  Interest that would have accrued had the loans performed under original terms would have been $1.6 million for the first nine months of 2003.

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

          On June 18, 2003, the Company also issued $20.6 million of junior subordinated debentures due June 30, 2033 to Lakeland Bancorp Capital Trust II, a Delaware business trust, which is a wholly-owned subsidiary of the Company. The distribution rate on these securities is 5.71% for 5 years and float at LIBOR plus 310 basis points thereafter. The Debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company's obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 30, 2008, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

          The ability of the Company’s banking subsidiaries to pay dividends or extend credit to the Company is subject to legal and regulatory limitations.

Note 7. New Accounting Pronouncements

          In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer.  SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable.  SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield.  The loan’s contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004.  Early adoption is permitted.  Management is currently evaluating the provisions of SOP 03-3.

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

          The Company adopted FASB Interpretation 45 (FIN 45) Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003.   FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The Company defines the initial fair value of these letters of credit as the fees received from the customer. The Company records these fees as a liability when issuing the letter of credit and amortizes the fee over the life of the letter of credit.  FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.

          The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 is $8.0 million and they expire through 2016.  Amounts due under these letters of credit would be reduced by any proceeds that the Company obtained in liquidating the collateral for the loans, which varies depending on the customer.

          In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”).  Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  In June 2003, the Company, through Lakeland Bancorp Capital Trust I and Lakeland Bancorp Capital Trust II (the Trusts), issued trust preferred securities as further discussed in Note 6.  Management has determined that the Trusts qualify as variable interest entities under FIN 46.  The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company.  The Trusts hold, as their sole assets, subordinated debentures issued by the Company in June 2003.  The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by the Trusts on the mandatorily redeemable preferred stock.  The Trusts are currently included in the Company’s consolidated financial statements.  Management believes that the Trusts should continue to be included in the Company’s consolidated financial statements after the effective date of FIN 46.  However, as additional interpretations related to entities similar to the Trusts become available, management will reevaluate its conclusion that the Trusts should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

Note 8.  Merger and Acquisitions

          On August 25, 2003, the Company and Lakeland completed a merger with CSB Financial Corp and its subsidiary Community State Bank pursuant to which CSB Financial Corp and Community were merged into the Company and Lakeland.  Subject to specified allocation procedures in the merger agreement, CSB shareholders had the right to elect to receive shares of the Company’s common stock or cash in the merger.  Under the terms of the merger, each of the 577,513 shares of CSB stock was exchanged for 1.781 shares of Lakeland Bancorp common stock for a total issuance of 1,028,492 shares of stock.  The remaining 577,514 shares of CSB stock were exchanged for a cash payment of $29 per share for a total of  $16.7 million.  Remaining stock options of 55,325 were paid at a rate of $29 per share less the exercise price of the options for a total cash payment of $856,000.  The transaction was accounted for under the purchase method of accounting and the results of operations include CSB’s results from August 25, 2003 through September 30, 2003.  The acquisition resulted in the recording of approximately $26 million of goodwill and other intangible assets.  The Company acquired assets, loans and deposits of  $141.2 million, $87.2 million and $125.7 million, respectively.

          On October 27, 2003, the Company entered into an agreement and plan of merger with Newton Financial Corp. which provides for the merger of Newton Financial Corp. into the Company.  Newton shareholders will have the right to elect stock or cash in the merger subject to certain allocation provisions which provide that up to 25% of Newton’s stock may be exchanged for cash.  Newton shareholders who receive stock will receive 4.5 shares of the Company’s stock for each of their Newton shares.  Newton shareholders who receive cash will receive $72.08 per share.  The Company values this transaction at $99 million based on 1.36 million Newton shares outstanding and 23,600 Newton stock options outstanding.  The merger is subject to approval by regulatory authorities as well as by the shareholders of both the Company and Newton. The transaction is expected to close by the second quarter of 2004.

Note 9. Commitments and Contingencies

          Litigation

          Reference is made to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002, and to the periodic reports filed by the Company since the filing of such Form 10-K,  for a description of litigation concerning various pools of commercial leases that Lakeland purchased from Commercial Money Center, Inc.(“CMC”), which has filed for bankruptcy protection, and the surety bonds issued by American Motorists Insurance Company (“AMICO”) and two other surety companies to guarantee the income stream of those leases.

          On October 27, 2003, Lakeland and AMICO finalized a settlement agreement pertaining to the pending litigation with AMICO.  Pursuant to the Settlement Agreement, Lakeland received $2.2 million from AMICO in full settlement of all claims which Lakeland has against AMICO under the bonds issued by AMICO to guarantee the income stream on certain of the leases that Lakeland purchased from CMC.  In addition, Lakeland will retain all payments previously made by AMICO under AMICO’s “reservation of rights,” and AMICO has released and waived any rights it may have to seek recoupment of such payments from Lakeland.  Lakeland and AMICO have each released the other from any and all claims either party may have had against the other pertaining to the surety bonds issued by AMICO in connection with those leases purchased by Lakeland from CMC on which the income stream was guaranteed by the AMICO bonds.

          One factor Lakeland considered in deciding to enter into the Settlement Agreement is the financial condition of the members of Kemper Insurance Companies, which includes AMICO.  A.M. Best’s rating of Kemper Insurance Companies, which was A at the time Lakeland purchased the surety bonds on the lease pools in September 2001, was downgraded to B+ in December 2002 and to D in June 2003.

          In the third quarter of 2003, Lakeland wrote down the carrying value of  the leases purchased by Lakeland from CMC on which the income stream was guaranteed by the AMICO bonds to the anticipated amount of the settlement. Thus, for financial statement purposes, the collection of the settlement amount will not result in any further charge to Lakeland’s allowance for loan and lease losses. The settlement will also have the effect of reducing Lakeland’s non performing loans by $1.9 million.

          The Settlement Agreement between Lakeland and AMICO does not affect the pending litigation between Lakeland and the other two surety companies. Lakeland continues to believe that it has substantial and meritorious positions and claims and is continuing to pursue all rights and remedies against the remaining two surety companies.

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

          In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and  competitive factors; whether or not the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 9 -  Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q; changes in the conditions of the capital markets in general and in the capital markets for financial institutions in particular and the impact of the war in Iraq on such markets; the ability of the Company to integrate Newton Financial Corp. promptly into the Company’s overall business and plans if the pending merger with Newton Financial Corp. is consummated; and the extent and timing of legislative and regulatory actions and reforms.

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

Results of Operations

Net Income

          Net income for the third quarter of 2003 was $3.8 million, compared to a net loss of ($711,000) for the same period in 2002. In the third quarter of 2002, the Company expensed an additional $7.5 million loan loss provision which related to $16.0 million of commercial leases that were on a non-accrual basis at September 30, 2002. Diluted earnings per share were $0.25 in the third quarter of 2003 as compared to a ($0.05) loss per diluted share in the third quarter of 2002.  Return on Average Assets was 1.08% and Return on Average Equity was 15.52% for the third quarter 2003.

          Net income for the first nine months of 2003 was $11.1 million, up $5.1 million from the $6.0 million reported for the same period in 2002.  Diluted earnings per share increased from $0.39 in the first nine months of 2003 to $0.73 for the same period in 2002. Return on Average Assets was 1.14% and Return on Average Equity was 15.79% for the first nine months of 2003.

Net Interest Income

          Net interest income on a tax equivalent basis for third quarter 2003 was $12.6 million, representing a $266,000 or 2% increase from the $12.3 million earned in 2002.  The increase in net interest income is primarily due to a decrease in interest expense due to a declining rate environment offset by a 22% increase in average earning assets. The net interest margin decreased from 4.59% in third quarter 2002 to 3.85% in third quarter 2003. The decrease in the net interest margin results from reduced spreads and a decline in interest income earned on free funds (interest bearing assets funded by non-interest bearing liabilities) due to the declining rate environment.

          Interest income on a tax equivalent basis remained unchanged at $16.8 million from the third quarter 2002 to the same period in 2003.  Average earning assets increased $230.4 million or 22% from $1.066 billion in third quarter 2002 to $1.296 billion in third quarter 2003.  The impact on interest income of the increase in earning assets was offset by the impact of a decline in the yield on earning assets from 6.26% in third quarter 2002 to 5.14% in third quarter 2003, a 112 basis point decrease.  The drop in the yield on earning assets can be attributed to the decline in the overall interest rate environment accompanied by refinances in the Company’s mortgage portfolio and prepayments in its mortgage related securities.  The change in mix of earning assets also contributed to the decline in the yield on earning assets.  Investments as a percent of earning assets increased from 33% in the third quarter of 2002 to 39% in the third quarter of 2003 while loans as a percent of earning assets declined from 65% to 59% during the same time period.

          Total interest expense decreased from $4.5 million in third quarter 2002 to $4.2 million in third quarter 2003, a decrease of $281,000 or 6%.  A $217.9 million increase in average interest bearing liabilities was offset by a 53 basis point decrease in the cost of funds to 1.57%.  The cost of funds was influenced by a decline in rates as well as an increase in lower cost core deposits.  Time deposits as a percent of total deposits decreased from 26% in third quarter of 2002 to 22% during the same period in 2003.  Lower yielding savings and interest bearing demand accounts as a percent of deposits increased from 53% in third quarter 2002 to 59% in 2003.

          Net interest income on a tax equivalent basis increased from $36.2 million for the first nine months of 2002 to $38.0 million for the first nine months of 2003, a $1.9 million or 5% increase. The increase in net interest income results primarily from a decrease in interest expense related to a decline in the Company’s cost of funds.  The net interest margin declined from 4.76% for the first nine months in 2002 to 4.20% for the same period in 2003.  Although interest earning assets increased from $1.0 billion for the first nine months of 2002 to $1.2 billion for 2003, the yield on average earning assets declined from 6.49% in 2002 to 5.49% in 2003 due to the declining rate environment.  Interest income increased from $49.4 million to $49.7 million from the first nine months of 2002 to 2003. Interest expense declined $1.5 million from $13.2 million during the first nine month s of 2002 to $11.7 million in 2003.  The impact of the increase in average interest-bearing liabilities of $181.0 million was more than offset by the 61 basis point decline in the Company’s cost of funds from 2002 to 2003.  The Company’s cost of funds was 1.58% for the first nine months of 2003

Provision for Loan and Lease Losses

          In determining the provision for loan and lease losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

          The provision for loan and lease losses was $750,000 for three months ended September 30, 2003 compared to a loan loss provision of $8.25 million for the same period in 2002. The provision in 2002 included $7.5 million specifically related to the commercial leases described in Note 9 of the Company’s Financial Statements. During the third quarter of 2003, the Company charged off loans of $3.8 million and recovered $99,000 in previously charged off loans compared to $224,000 and $97,000, respectively, during the same period in 2002. Charge-offs in third quarter 2003 included a $3.4 million charge-off on a commercial lease pool made pursuant to a settlement agreement more fully described in Note 9.

          For the first nine months of 2003, the provision for loan and lease losses was $1.5 million compared to $9.75 million for the first nine months of 2002. The Company charged off  $5.5 million and recovered $917,000 in the first nine months of 2003 compared to respective charge-offs and recoveries in 2002 of $550,000 and $385,000. For more information, see “Risk Elements” under “Financial Condition.”

Noninterest Income

          Noninterest income, exclusive of gains on sales of securities sold, increased $706,000 or 32% to $2.9 million in third quarter 2003 from $2.2 million for the same period last year. The gains on securities sold totaled $934,000 in the third quarter of 2003 compared to an $812,000 gain on securities sold for the same period last year. Noninterest income, including gains/losses on sales of securities, increased $828,000 to $3.9 million in third quarter 2003. Financial institutions typically disclose noninterest income excluding gains/losses on securities sold (as well as noninterest income including gains/losses on securities sold) in order to reflect that portion of noninterest income which such institutions can manage from quarter to quarter.  Service charges on deposit accounts increased $469,000 or 32% to $1.9 million in third quarter 2003 because of the implementation of a new service charge schedule in the second quarter of 2003 and due to a higher retention of overdraft and return item charges. Commissions and fees increased $305,000 or 63% to $793,000 in the same time period, primarily due to increased loan volumes, increased prepayment fees on loans, and increased investment services brokerage fees. Other income declined due to declines in gains on sales of loans and leases.

          Noninterest income, exclusive of gains on sales of securities sold, increased from $6.7 million for the nine months of 2002 to $8.0 million for the same period in of 2003, an increase of $1.3 million or 19%. Non-interest income including gains on securities sold increased from $7.6 million for the first nine months of 2002 to $9.6 million in the same period in 2003, an increase of $2.0 million.  The gains on securities sold totaled $1.7 million in the first nine months of 2003 compared to $875,000 for the same period last year. Service charges on deposit accounts increased from $4.4 million for the first nine months of 2002 to $5.2 million for 2003, an increase of  $856,000 or 20% due to the aforementioned new service charge schedule, as well as more strictly enforcing payment of overdraft fees by depositors. Commissions and fees increased from $1.4 million in the first nine months of 2002 to $1.9 million for the same period in 2003, an increase of $514,000 or 36% due to increased loan volumes as well as increased prepayment fees on loans. Other income decreased from $878,000 in the first nine months of 2002 to $779,000 in 2003. Within this category, gain on sale of leases decreased from $139,000 for the nine months of 2002 to $69,000 in 2003, because the Company retained a larger percentage of originated leases in its own portfolio in the first nine months of 2003.

Noninterest Expense

          Noninterest expense increased from $8.4 million for the third quarter of 2002 to $9.7 million in 2003, an increase of $1.3 million or 13%. Salaries and employee benefits increased $615,000 or 13% from $4.6 million in the third quarter of 2002 to $5.3 million in 2003 as a result of salary and benefit costs incurred with the addition of 34 employees from the CSB merger as well as normal salary and benefit increases. Occupancy expense increased from $838,000 in third quarter 2002 to $912,000 in 2003 due to the increased expenses from the four CSB branches and due to other continued bank expansion. Stationery and supplies and postage increased as a result of expenses related to the CSB merger. Other expenses increased from $1.8 million in the third quarter of 2002 to $2.3 million for the same period in 2003, an increase of  $492,000. This increase is primarily due to increased legal costs associated with the litigation of the purchased pools of commercial leases, expenses incurred in 2003 for a branch location that was opened late in 2002, and expenses related to the CSB merger.

          Noninterest expense increased from $24.8 million in the first nine months of 2002 to $28.0 million in 2003, an increase of $3.2 million or 13%. Salary and employee benefit expense increased from $14.0 million in 2002 to $15.3 million in 2003, an increase of $1.3 million or 9% due to increased staff relating to bank expansion and normal salary and benefit increases. Net occupancy expense increased from $2.5 million in 2002 to $2.7 million in 2003, an increase of $197,000 or 8% due to increased utility and snow removal costs incurred in the first quarter of 2003 as well as bank expansion. Furniture and equipment expense increased from $2.3 million for the first nine months of 2002 to $2.5 million for the first nine months of 2003, an increase of $126,000 or 5% as a result of continued expansion of the Company.  Other expenses increased from $5.1 million for the nine months of 2002 to $6.6 million for the same period in 2003, an increase of $1.5 million or 30%. This increase relates to increased legal fees, increased consulting costs relating to an efficiency review, expenses incurred in a new branch location opened late in 2002 and expenses incurred in the CSB merger.

Financial Condition

          The Company’s total assets increased $322.9 million or 27% from $1.207 billion at December 31, 2002, to $1.530 billion at September 30, 2003.  The total at September 30, 2003 included $141.1 million from the CSB merger. Total deposits increased from $1.059 billion on December 31, 2002 to $1.332 billion on September 30, 2003, an increase of $273.0 million or 26%. The total deposits included $124.7 million from the CSB merger.

Loans

          Loans increased from $718.7 million on December 31, 2002 to $818.7 million on September 30, 2003, an increase of $100.0 million, or 14%. The total at September 30, 2003 included $83.9 million from the CSB merger. The largest growth was seen in commercial and leasing loans which increased $74.6 million or 24% from $314.4 million at year-end to $389.0 million on September 30, 2003. Consumer and home equity loans showed an increase of $15.8 million or 7%, while residential mortgage loans increased by $9.7 million or 6%. The CSB merger contributed $64.4 million in commercial loans, $4.3 million in consumer and home equity loans, and $15.2 million in residential mortgage loans.  Total loans without the impact of the CSB merger increased $14.9 million or 2%.  High loan demand has been partially offset by a high amount of refinanced loans and prepayments.

Risk Elements

          The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	September 30, 2003	December 31, 2002	September 30, 2002

Non-performing loans:
Non-accrual loans	$18,729	$19,985	$19,743
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	18,729	19,985	19,743
Other real estate owned	195	—	130

TOTAL NON-PERFORMING ASSETS	$18,924	$19,985	$19,873

Loans past due 90 days or more and still accruing	$1,090	$1,342	$811

          Non-accrual loans decreased from $20.0 million on December 31, 2002 to $18.7 million, or 1.24% of total assets, on September 30, 2003. Of the overall total of loans on non-accrual, $12.6 million or 0.83% of total assets represent the purchased leases that were placed on a non-accrual status in 2002 that are currently being litigated and $6.3 million of other non-performing assets (0.41% of total assets). There was a $3.4 million charge-off in commercial leases in third quarter related to the AMICO pools of leases. On October 27, 2003, the Company received payment of $2.2 million in a settlement with AMICO that will pay these leases off in full. For more information see Note 9 - Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at September 30, 2003 decreased $252,000 to $1.1 million. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection. Other real estate owned increased $195,000 from year-end 2002.

          On September 30, 2003, the Company had $18.2 million in impaired loans (including $15.8 million in non-accrual loans) compared to $20.7 million at year-end 2002.  For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans.  Based on such evaluation, $8.4 million has been allocated to the allowance for loan and lease losses for impairment at September 30, 2003.  At September 30, 2003, the Company also had $10.2 million in loans that were rated substandard and not classified as non-performing, impaired, or 90 days past due and still accruing.

          There were no loans at September 30, 2003, other than those designated non-performing, impaired, or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

          The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans charged off and the amount of loan recoveries:

(dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002

Balance of the allowance at the beginning of the year	$17,940	$8,220	$8,220

Loans charged off:
Commercial	4,100	501	129
Home Equity and consumer	1,403	926	421
Real estate–mortgage	—	—	—

Total loans charged off	5,503	1,427	550

Recoveries:
Commercial	634	446	252
Home Equity and consumer	283	195	128
Real estate–mortgage	—	6	5

Total Recoveries	917	647	385

Net charge-offs:	4,586	780	165
CSB acquisition	872	—	—
Provision for loan and lease losses charged to operations	2,250	10,500	9,750

Ending balance	$16,476	$17,940	$17,805

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

          Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2003. The preceding statement constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

Investment Securities

          For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 to the Notes to Consolidated Financial Statements contained in this 10-Q.  Total investment securities increased from $407.8 million on December 31, 2002 to $555.8 million on September 30, 2003, an increase of $148.0 million, or 36%. This total included $23.7 million from the CSB merger. Investment securities available for sale increased from $361.8 million on December 31, 2002 to $509.6 million on September 30, 2003, an increase of $147.8 million, or 41%. Investment securities held to maturity increased to $46.2 million on September 30, 2003, an increase of $145,000 from year-end.  Investment securities increased because of the increase in liquidity due to a $273.0 million increase in total deposits without a comparable increase in loans.

Deposits

          Total deposits increased from $1.059 billion on December 31, 2002 to $1.332 billion on September 30, 2003, an increase of $273.0 million, or 26%.  This total included $124.7 million from the CSB merger. Total non-interest bearing deposits increased from $214.1 million to $254.7 million, an increase of $40.6 million or 19%. This total included $18.9 million from the CSB merger. Savings and interest bearing transaction accounts increased from $593.6 million on December 31, 2002 to $779.3 million on September 30, 2003, an increase of $185.6 million or 31%. This total included $52.1 million from the CSB merger. The remainder of the increase resulted from an increase in public funds as well as a shift in deposits from time deposits to short term interest bearing accounts due to the continued low rate environment.  Total core deposits, which comprise non-interest bearing deposits and savings and interest bearing transaction accounts, increased by $226.3 million or 28% to $1.034 billion. Included in this total was $71.0 million from the CSB merger. Core deposits are 78% of total deposits as compared to 76% at year-end as the Company continues to see funds shifting into transaction accounts as an alternative to other investment options. Time deposits under $100,000 increased $39.3 million to $218.8 million, while time deposits $100,000 and over increased  $7.4 million to $79.3 million. Of these totals, the CSB merger accounted for $36.2 million of the time deposits under $100,000, and $17.6 million of those over $100,000.

Liquidity

          Cash and cash equivalents, at $69.7 million on September 30, 2003, increased $34.2 million from year-end which  included an increase of $17.7 million in federal funds sold and interest-bearing deposits due from banks. Operating activities provided $14.4 million in net cash, primarily the result of the Company’s net income. Investing activities used $149.1 million in net cash, primarily reflecting net use of funds for investment securities activities of $124.6 million and use of funds for loans of $17.4 million.  Financing activities provided $168.9 million in net cash, reflecting an increase in deposits of $147.3 million as well as the $30.0 million issuance of trust preferred securities. Approximately $22 million of the proceeds of the trust preferred securities were used to finance the CSB acquisition.  Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities.  The preceding statement constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934. At September 30, 2003, Lakeland had outstanding loan origination commitments of $140.5 million. These commitments include $124.6 million that mature within one year; $3.5 million that mature after one but within three years; $2.0 million that mature after three but within five years and $10.4 million that mature after five years.  Lakeland also had $8.0 million in letters of credit outstanding at September 30, 2003.  This included $5.9 million that are maturing within one year; $1.2 million that mature after one but within three years; $162,000 that mature after three but within 5 years and $743,000 that mature after five years. Time deposits issued in amounts of $100,000 or more maturing within one year total $54.8 million.

Capital Resources

          Stockholders’ equity increased from $90.8 million on December 31, 2002 to $109.6 million on September 30, 2003.  Book value per common share increased to $6.88 on September 30, 2003 from $6.08 on December 31, 2002.  The increase in stockholders’ equity from December 31, 2002 to September 30, 2003 primarily resulted from the issuance of 1,028,492 shares of common stock totaling $16.7 million for the purchase of CSB Financial Corp. The increase in stockholders’ equity also resulted from net income offset by decreases in unrealized gains on investment securities available for sale, dividends paid to shareholders and purchases of treasury stock.

          The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies.  Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements.  Management believes, as of September 30, 2003, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

          The capital ratios for the Company and Lakeland at September 30, 2003, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

	Tier 1 Capital to Total Average Assets Ratio September 30, 2003	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2003	Total Capital to Risk-Weighted Assets Ratio September 30, 2003

Capital Ratios:
The Company	8.01%	12.20%	13.46%
Lakeland Bank	7.14%	10.89%	12.14%
“Well capitalized” Institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3     Quantitative and Qualitative Disclosures about Market Risk

          The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis.  At September 30, 2003, the cumulative one-year gap was a negative $69.7 million or 4.6% of total assets compared to a positive $27.4 million or 2.3% of assets at December 31, 2002.  The change in the Company’s gap position primarily resulted from an increase in municipal and other short-term deposits as well as an extension in weighted average lives of the investment and residential mortgage loan portfolio.

          The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates.  Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits.  As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes.  Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items.  The Company’s Market Value of Portfolio Equity at September 30, 2003 was $158.0 million.

          Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline 23.7% and would increase 1.5% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate shock increase, the Company’s projected net interest income for the next 12 months would decline 4.1%, and would increase 0.3% for a 75 basis point rate shock decrease. The above information is based on significant estimates and assumptions, and constitutes a forward-looking statement within the meaning of that term set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.  For more information regarding the Company’s market risk, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II     OTHER  INFORMATION

Item 1     Legal Proceedings

          Reference is made to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002, and to the periodic reports filed by the Company since the filing of such Form 10-K,  for a description of litigation concerning various pools of commercial leases that Lakeland purchased from Commercial Money Center, Inc. (“CMC”), which has filed for bankruptcy protection, and the surety bonds issued by American Motorists Insurance Company (“AMICO”) and two other surety companies to guarantee the income stream of those leases.

          On October 27,2003, Lakeland and AMICO finalized a settlement agreement pertaining to the pending litigation with AMICO.  Pursuant to the Settlement Agreement, Lakeland received $2.2 million from AMICO in full settlement of all claims which Lakeland has against AMICO under the bonds issued by AMICO to guarantee the income stream on certain of the leases that Lakeland purchased from CMC.  In addition, Lakeland will retain all payments previously made by AMICO under AMICO’s “reservation of rights,” and AMICO has released and waived any rights it may have to seek recoupment of such payments from Lakeland.  Lakeland and AMICO have each released the other from any and all claims either party may have had against the other pertaining to the surety bonds issued by AMICO in connection with those leases purchased by Lakeland from CMC on which the income stream was guaranteed by the AMICO bonds.

          One factor Lakeland considered in deciding to enter into the Settlement Agreement is the financial condition of the members of Kemper Insurance Companies, which includes AMICO.  A.M. Best’s rating of Kemper Insurance Companies, which was A at the time Lakeland purchased the surety bonds on the lease pools in September 2001, was downgraded to B+ in December 2002 and to D in June 2003.

          In the third quarter of 2003, Lakeland wrote down the carrying value of  the leases purchased by Lakeland from CMC on which the income stream was guaranteed by the AMICO bonds to the anticipated amount of the settlement. Thus, for financial statement purposes, the collection of the settlement amount will not result in any further charge to Lakeland’s allowance for loan and lease losses. The settlement will also have the effect of reducing Lakeland’s non performing loans by $1.9 million.

          The Settlement Agreement between Lakeland and AMICO does not affect the pending litigation between Lakeland and the other two surety companies. Lakeland continues to believe that it has substantial and meritorious positions and claims and is continuing to pursue all rights and remedies against the remaining two surety companies.

Item 2	Change in Securities	Not Applicable

Item 3	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	Not Applicable

Item 5	Other Information	Not Applicable

Item 6. Exhibits and Reports of Form 8-K

          (a)   Exhibits

2.1

Agreement and Plan of Merger, dated as of October 24, 2003, among the Company and Newton Financial Corp., is incorporated by reference to Exhibit 2.1 on the registrant’s Form 8-K filed October 29, 2003.

31.1	Certification by Roger Bosma pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Roger Bosma and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

(b)   Current Reports on form 8-K filed by the Company during the quarter ended September 30, 2003.

          An 8-K was filed on July 10, 2003 regarding the press  release for second quarter earnings.

          An 8-K was filed on August 8, 2003 reporting the receipt of regulatory approvals for the Company’s acquisition of CSB Financial Corp. and  Community State Bank.

          An 8-K was filed on August 25, 2003 reporting the completion of the Company’s acquisition of CSB Financial Corp., the merger of CSB Financial Corp. into Lakeland Bancorp, Inc. and the merger of Community State Bank into Lakeland Bank.

          An 8-K was filed on September 15, 2003 regarding a press release informing the public regarding the declaration of a five percent stock dividend.

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

November 14, 2003

Date