Form 10-K
period 2003-12-31
LAKELAND BANCORP INC
filed 2004-03-12
CIK 846901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission file number: 33-27312

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (973)697-2000

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

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003), is estimated to have been approximately $226,000,000.

The number of shares outstanding of the registrant’s Common Stock, as of February 1, 2004, was 15,957,046.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc.’s Proxy Statement for its 2004 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

-i-

PART I

ITEM 1 - Business

GENERAL

Lakeland Bancorp, Inc. (the “Company”), a New Jersey corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland”). On February 20, 1998, the Company acquired Metropolitan State Bank, which became a subsidiary of the Company. On July 15, 1999, the Company completed its acquisition of The National Bank of Sussex County (“NBSC”). On January 28, 2000, the Company merged Metropolitan State Bank into Lakeland, with Lakeland as the survivor. On June 29, 2001, the Company merged NBSC into Lakeland, with Lakeland as the survivor. On August 25, 2003, the Company acquired CSB Financial Corp. and its subsidiary, Community State Bank, by merging CSB Financial Corp. into the Company and Community State Bank into Lakeland, with Lakeland as the survivor. On October 27, 2003, the Company announced the execution of a definitive agreement providing that Newton Financial Corporation (“Newton”) would be merged into the Company. As a result of the merger, Newton Trust Company, a subsidiary of Newton, will become a subsidiary of the Company. Thus, after the merger, the Company’s banking business will be conducted by Lakeland and Newton Trust Company. Under the terms of the agreement with Newton, Newton Trust Company will operate as an independent bank for a two-year period following the closing, after which it will be merged into Lakeland. The merger has been approved by the shareholders of the Company and Newton. Consummation of the merger remains subject to the receipt of regulatory approvals and the satisfaction of other conditions. See footnote 2 of the notes to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

The Company’s primary business currently consists of managing and supervising Lakeland. The principal source of the Company’s income is dividends paid by Lakeland. At December 31, 2003, the Company had consolidated total assets, deposits, and stockholders’ equity of approximately $1.6 billion, $1.3 billion, and $111.0 million, respectively.

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

Lakeland was organized as Lakeland State Bank on May 19, 1969. Lakeland is a state banking association, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). Lakeland is not a member of the Federal Reserve System. Lakeland is a full-service commercial bank, offering a complete range of consumer and commercial services. Lakeland’s 38 branch offices are located in the following five New Jersey counties: Morris, Passaic, Sussex, Essex, and Bergen.

Commercial Bank Services

Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses in its northern New Jersey market area. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans and mortgage loans. Depository products include demand deposits, savings accounts, and time accounts. In addition, the Company offers collection, wire transfer, and night depository services. In the second quarter of 2000, Lakeland acquired NIA National Leasing Inc. Since its acquisition, this company has operated as a division of Lakeland under the name Lakeland Bank Equipment Leasing Division. This division provides a solution to small and medium sized companies who prefer to lease equipment over other financial alternatives.

Consumer Banking

The Company also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, secured and unsecured loans, consumer installment loans, mortgage loans, and safe deposit services.

Other Services

Full-service investment and advisory services for individuals are available through a third party.

Competition

The Company operates in a highly competitive market environment within northern New Jersey. Three major multi-bank holding companies in addition to several large independent regional banks and several large multi-state thrift holding companies operate within the Company’s market area. Lakeland offers comparable deposit products and lending services to those offered by its larger competitors.

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

Employees

At December 31, 2003, there were 502 persons employed by the Company.

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

The USA PATRIOT Act

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

The SOA addresses, among other matters:

•	audit committees for all reporting companies;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers (other than loans made by an insured depository institution (as defined in the Federal Deposit Insurance Act), if the loan is subject to the insider lending restictions of section 22(h) of the Federal Reserve Act);

•	expedited filing requirements for Forms 4’s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

The SEC has enacted various rules to implement various provisions of the SOA with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation W

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of Lakeland. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

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

Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. As of March 10, 2004, the final regulation had not been adopted.

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

Securities and Exchange Commission

The common stock of the Company is registered with the SEC under the Exchange Act. As a result, the Company and its officers, directors, and major stockholders are obligated to file certain reports with the SEC. The Company is subject to proxy and tender offer rules promulgated pursuant to the Exchange Act.

The Company maintains a website at http://www.lakelandbank.com. The Company makes available on its website the proxy statements and reports on Forms 8-K, 10-K and 10-Q that it files with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and Lakeland may pay. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), banking institutions which are deemed to be “undercapitalized” will, in most instances, be prohibited from paying dividends. See “FDICIA”. See also Note 18—“Regulatory Matters” of the Notes to Consolidated Financial Statements for further information regarding dividends.

Capital Adequacy Guidelines

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2003, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 12.79% and 15.96%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 7.84% at December 31, 2003.

Under FDICIA, federal banking agencies have established certain additional minimum levels of capital which accord with guidelines established under that act. See “FDICIA”.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2003, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

In addition, FDICIA requires banking regulators to promulgate standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Deposit Insurance and Premiums

Lakeland’s deposits are insured by the Bank Insurance Fund (“BIF”) that is administered by the FDIC up to a maximum of $100,000 per depositor. The amount of the premium is determined by the FDIC’s risk-based insurance assessment system in which each insured bank is placed in one of nine assessment risk classifications based on the FDIC’s evaluation. There is a 27 basis point range between the highest and lowest assessment rate. Banks classified as strongest by the FDIC were subject in 2003 to a 0.00% assessment. Lakeland was placed in this category and therefore had a 0.00% assessment rate in 2003.

In addition to this assessment, Lakeland and all other members of the BIF are required to help fund interest payment obligations that the Financing Corporation (“FICO”) has assumed to recapitalize the Savings Association Insurance Fund (“SAIF”). During 2003, a FICO premium of approximately two basis points was charged on BIF deposits. Based on this premium, Lakeland paid FICO premiums of $180,000 in 2003.

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

The Company operates 38 banking locations in Passaic, Morris, Sussex, Bergen, and Essex Counties, New Jersey. The following chart provides information about Lakeland’s leased offices:

Location	Lease Expiration Date

Wantage	April 30, 2006
Rockaway	April 16, 2009
Newton	August 31, 2006
Wharton	July 24, 2005
Ringwood	February 28, 2008
Fairfield	February 28, 2007
Vernon	September 30, 2006
Hampton	September 30, 2018
Little Falls	November 30, 2010
Pompton Plains	March 31, 2008
Cedar Crest	August 19, 2011
Sussex/Wantage	July 31 2012
Park Ridge	December 31, 2004
Hackensack	September 1, 2008

For information regarding all of the Company’s rental obligations, see Notes to Consolidated Financial Statements.

All other offices of the Company are owned and are unencumbered.

ITEM 3 - Legal Proceedings

As the Company has disclosed in its periodic reports filed with the SEC, the Company previously purchased four separate portfolios of predominately commercial leases from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the lease pool payment streams and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

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

On June 11, 2003, the California Bankruptcy Court approved a settlement agreement among Lakeland, NetBank and the chapter 7 Bankruptcy Trustee. This agreement resolved all claims of the Trustee with respect to the leases that were guaranteed by surety bonds issued by RLI Insurance Company (“RLI”) and American Motorists Insurance Company (“AMICO”), as well as all claims related to the surety bonds. The agreement did not settle the Trustee’s alleged claims related to the leases guaranteed with surety bonds issued by Royal Indemnity Company (“Royal”) or its claims related to those surety bonds.

The Trustee asserts that Lakeland’s interests in the leases were not properly perfected and that he can avoid those interests, as well as Lakeland’s interests in the related surety bonds, under the Bankruptcy Code. Lakeland disputes these claims, but contends that, in any event, it was the responsibility of CMC, as well as all of the surety companies, to make sure that Lakeland’s interests were properly perfected.

The California Bankruptcy Court also approved a settlement agreement between the Trustee and Royal. Under this agreement, Royal agreed, among other things, to fund litigation by the Trustee against Lakeland to avoid its interests in the leases that were guaranteed by surety bonds issued by Royal, as well as Lakeland’s interests in the surety bonds themselves. The Company intends to vigorously defend these claims and to pursue recovery from Royal for all damages suffered and costs incurred as a result of Royal’s financing of these claims.

On October 27, 2003, Lakeland and AMICO finalized a settlement agreement, pursuant to which Lakeland received $2,200,000 from AMICO in full settlement of all claims which Lakeland and AMICO may have had against each other under the bonds issued by AMICO. Lakeland retained all payments previously made by AMICO under AMICO’s “reservation of rights,” and AMICO released and waived any rights it may have had to seek recoupment of such payments from Lakeland.

The settlement agreement between Lakeland and AMICO does not affect the pending litigation between Lakeland and the other two surety companies. Lakeland continues to believe that it has substantial and meritorious positions and claims and is continuing to pursue all rights and remedies against the remaining two surety companies.

An adversary proceeding complaint was filed against Lakeland by the Bankruptcy Trustee in the U.S. Bankruptcy Court in San Diego on September 4, 2003 and an answer to that complaint was filed by Lakeland on October 31, 2003. The adversary proceeding currently is in the initial phases of discovery. The Bankruptcy Trustee is claiming that it has certain rights to the income stream from the leases guaranteed by the Royal bonds and to the Royal bonds themselves. Lakeland vigorously disputes the Trustee’s claims and has filed a withdrawal of reference motion seeking to withdraw reference of the adversary proceeding from the Bankruptcy Court to the U.S. District Court for the Southern District of California. This motion has not yet been argued in court.

A case called Clayton v. CMC is currently pending in the Superior Court of California, Los Angeles County. In that action, California lessees, whose leases were part of various CMC lease pools (including pools purchased by the Company) assert claims relating to usury limitations. The complaint alleges that CMC was never licensed as a lender in California and therefore could not legally charge interest on any loans which it may have originated. The Company has been formally served in this matter. The case is in the preliminary stages.

From time to time, the Company and its subsidiaries are defendants in legal proceedings relating to their respective businesses. While the ultimate outcome of any pending matter cannot be determined at this time, management does not believe that the outcome of any pending legal proceeding will materially affect the consolidated financial position of the Company, but could possibly be material to the consolidated results of operations of any one period.

ITEM 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2003.

ITEM 4A - Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience

Roger Bosma Age 61	1999	President and Chief Executive Officer of the Company (June, 1999 – Present); President and Chief Executive Officer of Lakeland Bank (January 2002 to Present); Executive Vice President, Hudson United Bancorp (May, 1997 – June, 1999); President and Chief Executive Officer, Independence Bank of New Jersey (prior years – May, 1997)

Robert A. Vandenbergh Age 52	1999	Executive Vice President and Chief Lending Officer of the Company (October, 1999 – Present); President, NBSC (November, 1998 – June, 2001); Executive Vice President, NBSC (1997 – November, 1998); Chief Lending Officer, NBSC (prior years – 1997)

Joseph F. Hurley Age 53	1999	Executive Vice President and Chief Financial Officer of the Company (November, 1999 – Present); Executive Vice President and Chief Financial Officer, Hudson United Bancorp (May, 1997 – November, 1999); Vice President, Prudential Insurance Company (prior years – May, 1997)

Jeffrey J. Buonforte Age 52	1999	Executive Vice President and Chief Retail Officer of the Company (November, 1999 – Present); Director, Business Development, Price Waterhouse Coopers (September, 1998 – November, 1999); Vice President and Senior Regional Manager, Bank of New York (prior years – September, 1998)

Louis E. Luddecke Age 57	1999	Executive Vice President and Chief Operations Officer of the Company (October, 1999 – Present); Executive Vice President and Chief Financial Officer, Metropolitan State Bank (prior years – October, 1999)

Steven Schachtel Age 46	2000	President, Lakeland Bank Equipment Leasing Division (April, 2000 – Present); President, NIA National Leasing (prior years – April, 2000)

James R. Noonan Age 52	2003	Executive Vice President and Chief Credit Officer of the Company (December, 2003 – Present); Senior Vice President and Chief Credit Officer of the Company (March, 2003 – December, 2003); Senior Credit Officer, Fleet National Bank (prior years – March, 2003)

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the Nasdaq National Market since February 22, 2000 and in the over the counter market prior to this date. As of December 31, 2003, there were 3,771 shareholders of record of common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by Nasdaq for the periods presented. Prices and dividends have been adjusted to reflect all stock dividends paid by the Company.

	High	Low	Dividends Declared
Year ended December 31, 2003
First Quarter	$17.91	$14.86	$0.090
Second Quarter	16.59	14.51	0.090
Third Quarter	16.66	14.80	0.095
Fourth Quarter	17.35	15.25	0.100

	High	Low	Dividends Declared
Year ended December 31, 2002
First Quarter	$16.29	$13.88	$0.082
Second Quarter	20.64	14.97	0.082
Third Quarter	19.79	13.79	0.086
Fourth Quarter	18.90	14.33	0.086

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $121.9 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2003.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1 – Business – Supervision and Regulation – Dividend Restrictions.”

ITEM 6

SELECTED CONSOLIDATED FINANCIAL DATA

(Not covered by Report of Independent Certified Public Accountants)

Years Ended December 31	2003(2)	2002	2001	2000	1999
	(in thousands except per share data)
Interest income	$66,922	$65,520	$63,323	$58,213	$54,031
Interest expense	16,224	17,346	22,831	21,720	20,241

Net interest income	50,698	48,174	40,492	36,493	33,790
Provision for loan and lease losses	3,000	10,500	1,600	2,000	1,781
Noninterest income	10,926	9,001	8,347	8,263	6,292
Gains (losses) on sales of investment securities	1,857	876	(57)	(529)	32
Noninterest expenses	38,287	33,587	31,206	27,527	30,219

Income before income taxes	22,194	13,964	15,976	14,700	8,114
Income tax provision	7,087	3,887	4,953	4,695	2,714

Net income	$15,107	$10,077	$11,023	$10,005	$5,400

Per-Share Data (1)
Weighted average shares outstanding:
Basic	15,281	15,036	15,138	15,339	15,391
Diluted	15,493	15,316	15,323	15,429	15,453
Earnings per share:
Basic	$0.99	$0.67	$0.73	$0.65	$0.35
Diluted	$0.98	$0.66	$0.72	$0.65	$0.35
Cash dividend per common share	$0.38	$0.34	$0.30	$0.25	$0.22
Book value per common share	$6.96	$6.08	$5.68	$5.17	$4.70
Closing stock price	$16.02	$17.02	$14.78	$8.21	$8.94

At December 31
Investment securities available for sale	$557,402	$361,760	$273,082	$187,880	$152,591
Investment securities held to maturity	43,009	46,083	70,259	107,860	125,130
Loans, net of deferred fees	851,536	719,658	601,959	521,841	476,514
Total assets	1,585,290	1,207,105	1,044,338	906,612	830,170
Total deposits	1,325,682	1,059,092	912,110	800,762	736,739
Total core deposits	1,038,195	807,747	677,346	534,138	521,404
Long-term debt	34,500	31,000	21,004	11,000	6,000
Total stockholders’ equity	110,951	90,767	85,567	78,624	72,282

Performance ratios
Return on Average Assets	1.10%	0.89%	1.14%	1.16%	0.65%
Return on Average Equity	15.45%	11.29%	13.37%	13.43%	7.64%
Efficiency ratio	60.32%	57.23%	61.72%	59.61%	73.06%
Net Interest Margin (tax equivalent basis)	4.12%	4.75%	4.69%	4.77%	4.56%

Capital ratios
Tier 1 leverage ratio	7.84%	7.01%	7.86%	8.47%	8.88%
Total risk-based capital ratio	15.96%	12.20%	13.61%	14.84%	16.66%

(1)	Restated for 5% stock dividends in 2003, 2002, 2001 and 2000.
(2)	The results of operations include CSB for the period of August 25, 2003 through December 31, 2003.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the selected consolidated financial data that is presented on the preceding page as well as the accompanying financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc., and “Lakeland” refers to Lakeland Bank, the Company’s wholly owned banking subsidiary. Community State Bank (CSB) was merged into Lakeland on August 25, 2003, The National Bank of Sussex County (NBSC) was merged into Lakeland on June 29, 2001, and Metropolitan State Bank (Metropolitan) was merged into Lakeland on January 28, 2000.

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

In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and competitive factors; whether or to what extent the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 15-Commitments and Contingencies in the Notes to the Consolidated Financial Statements; changes in the conditions of the capital markets in general and in the capital markets for financial institutions in particular and the impact of the war in Iraq on such markets; the ability of the Company to integrate Newton Financial Corporation promptly into the Company’s overall business and plans if the pending merger with Newton Financial Corp. is consummated; and the extent and timing of legislative and regulatory actions and reforms.

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

Significant Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company and Lakeland conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland Investment Corp., Lakeland NJ Investment Corp, and Lakeland Bancorp Capital Trusts I, II and III. All intercompany balances and transactions have been eliminated.

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

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested the goodwill and has determined that it is not impaired.

Financial Overview

The year ended December 31, 2003 represented a year of continued growth and record earnings for the Company. The Company acquired CSB Financial Corp and merged Community State Bank (CSB) into Lakeland. As discussed in this management’s discussion and analysis:

•	Assets increased by $378.2 million or over 31% (20% excluding $141.2 million from CSB).

•	Net income increased $5.0 million or 50% from 2002 to 2003.

•	Core deposits increased by $230.4 million or 29% from December 31, 2002 to December 31, 2003, including $77.4 million from CSB.

•	The Company completed $55 million in trust preferred securities offerings.

•	Non-performing loans decreased 17% from December 31, 2002 to December 31, 2003 reflecting the settlement between Lakeland and one of the surety companies which issued surety bonds to guarantee the income stream of several commercial lease pools.

Net income for 2003 was $15.1 million or $0.98 per diluted share compared to net income of $10.1 million and $0.66 per diluted share in 2002. For 2003, Return on Average Assets was 1.10% and Return on Average Equity was 15.45%. For 2002, Return on Average Assets was 0.89% and Return on Average Equity was 11.29%.

Net income in 2002 included a $7.5 million provision taken on the $16.0 million portfolio of commercial lease pools that were classified as non-performing in 2002. These leases are described in greater detail in Note 15 – Commitments and Contingencies – Litigation.

In 2001, net income was $11.0 million with a Return on Average Assets of 1.14% and a Return on Average Equity of 13.37%.

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

Net interest income for 2003 on a tax equivalent basis was $52.3 million, representing an increase of $2.9 million or 5.8% from the $49.4 million earned in 2002. Net interest income for 2001 on a tax equivalent basis was $41.6 million. The increase in net interest income from 2002 to 2003 resulted from an increase in average earning assets of $226.9 million partially offset by decreases resulting from a 47 basis point decline in the net interest margin. The increase in net interest income in 2002 from 2001 resulted from an increase in earning assets of $153.0 million and an increase in the Company’s net interest margin of 37 basis points.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest Income
Loans	$6,403	$(5,342)	$1,061	$8,035	$(5,245)	$2,790
Taxable investment securities	(601)	454	(147)	24,686	(25,037)	(351)
Tax-exempt investment securities	1,157	(217)	940	378	(66)	312
Federal funds sold	91	(214)	(123)	75	(520)	(445)

Total interest income	7,050	(5,319)	1,731	33,174	(30,868)	2,306

Interest Expense
Savings deposits	724	(2,259)	(1,535)	1,299	(1,933)	(634)
Interest-bearing transaction accounts	718	(424)	294	342	(220)	122
Time deposits	709	(1,664)	(955)	(445)	(4,812)	(5,257)
Borrowings	931	143	1,074	479	(195)	284

Total interest expense	3,082	(4,204)	(1,122)	1,675	(7,160)	(5,485)

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$3,968	$(1,115)	$2,853	$31,499	$(23,708)	$7,791

The following table reflects the components of the Company’s net interest income, setting forth for the years presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates are computed on a tax equivalent basis.

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2003			2002			2001
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$763,607	$48,137	6.30%	$666,952	$47,076	7.06%	$558,027	$44,286	7.94%
Taxable investment securities	407,684	15,611	3.83%	300,221	15,758	5.25%	263,414	16,109	6.12%
Tax-exempt securities	73,361	4,523	6.17%	54,287	3,583	6.60%	48,528	3,271	6.74%
Federal funds sold (B)	23,321	234	1.00%	19,588	357	1.82%	18,051	802	4.44%

Total interest-earning assets	1,267,973	68,505	5.40%	1,041,048	66,774	6.41%	888,020	64,468	7.26%
Noninterest earning assets:
Allowance for loan and lease losses	(18,284)			(11,524)			(8,813)
Other assets	122,459			99,756			87,781

TOTAL ASSETS	$1,372,148			$1,129,280			$966,988

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$279,084	$1,810	0.65%	$237,993	$3,345	1.41%	$197,990	$3,979	2.01%
Interest-bearing transaction accounts	421,307	4,731	1.12%	293,278	4,437	1.51%	201,078	4,315	2.15%
Time deposits	266,512	6,725	2.52%	246,559	7,680	3.11%	255,640	12,937	5.06%
Borrowings	70,228	2,958	4.21%	47,923	1,884	3.93%	33,701	1,600	4.75%

Total interest-bearing liabilities	1,037,131	16,224	1.56%	825,753	17,346	2.10%	688,409	22,831	3.32%

Noninterest-bearing liabilities:
Demand deposits	231,116			208,403			189,009
Other liabilities	6,140			5,829			7,118
Stockholders’ equity	97,761			89,295			82,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,372,148			$1,129,280			$966,988

Net interest income/spread		52,281	3.84%		49,428	4.31%		41,637	3.94%
Tax equivalent basis adjustment		1,583			1,254			1,145

NET INTEREST INCOME		$50,698			$48,174			$40,492

Net interest margin (C)			4.12%			4.75%			4.69%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

          Total interest income on a tax equivalent basis increased from $66.8 million in 2002 to $68.5 million in 2003, an increase of $1.7 million. The increase in interest income in 2003 was due to a $226.9 million increase in interest-earning assets due to growth in the loan and investment portfolios resulting from the CSB merger as well as from growth generated internally. The increase in interest income due to volume was offset by a 101 basis point decrease in the yield on interest-earning assets reflecting a decrease in the overall rate environment in 2003 and a change in the mix of earning assets. The decrease in the rates resulted in increased prepayment rates on mortgage-related assets which resulted in assets repricing at lower rates. Average loans as a percent of total earning assets decreased from 64.0% in 2002 to 60.2% in 2003 as deposit growth exceeded loan growth.

The increase in interest income from $64.5 million in 2001 to $66.8 million in 2002 resulted from a $153.0 million increase in earning assets offset by an 85 basis point decrease in the yield on earning assets caused by a decrease in rates.

Total interest expense decreased from $17.3 million in 2002 to $16.2 million in 2003 as a result of a decrease in the average rates paid on interest-bearing liabilities of 54 basis points related to the decline in the overall rate environment. A change in the mix of the deposits also had the effect of decreasing the Company’s cost of funds. Average savings and interest-bearing transaction accounts increased from 54% of total deposits in 2002 to 59% in 2003. Higher yielding time deposits declined from 25% of total deposits in 2002 to 22% of total deposits in 2003. Offsetting the impact of the decrease in the average rates paid on interest-bearing liabilities was an increase in total interest-bearing liabilities from $825.8 million in 2002 to $1.04 billion in 2003. The cost of funds was also impacted by the Company’s trust preferred offering of $30 million completed in June. The trust preferred securities have a weighted average rate of 6.02%. For more information see Note 7 – Debt – Subordinated Debentures. Interest expense decreased from $22.8 million in 2001 to $17.3 million in 2002 as a result of a decline in the average rate paid on total interest-bearing liabilities from 3.32% in 2001 to 2.10% in 2002 offset by an increase in total interest-bearing liabilities of $137.3 million.

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 4.12%, 4.75% and 4.69% for 2003, 2002 and 2001, respectively. The decrease in the net interest margin from 2002 to 2003 resulted from a decline in the average yield earned on interest-earning assets due to the declining rate environment. The 101 basis point decline in the average yield on interest-earning assets exceeded the 54 basis point decrease in the average rate paid on interest-bearing liabilities resulting in a lower net interest spread and a lower net interest margin.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan review. The provision for loan and lease losses at $3.0 million in 2003 decreased from $10.5 million in 2002 due to management’s evaluation of the loan portfolio. Included in the 2002 provision was a $7.5 million additional provision for potential losses under the commercial lease pools described in Note 15. For more information, see Financial Condition—Risk Elements below. Net charge-offs increased from $780,000 in 2002 to $4.9 million in 2003 resulting primarily from a $3.4 million charge-off in one of the commercial lease pools due to the settlement with one of the surety companies which issued surety bonds to guarantee the income stream of several commercial lease pools. Net charge-offs as a percent of average loans outstanding increased from 0.12% in 2002 to 0.64% in 2003.

The 2002 provision for loan and lease losses at $10.5 million increased from $1.6 million in 2001 due to management’s evaluation of the loan portfolio including its evaluation of the risk in the commercial lease pools discussed above. Net charge-offs were $2.3 million in 2001 and the ratio of net charge-offs to average loans outstanding was 0.41%.

Noninterest Income

Noninterest income increased $2.9 million or 29.4% to $12.8 million in 2003 from $9.9 million in 2002 and represented 20.1% of total revenue for 2003. (Total revenue is defined as net interest income plus noninterest income.) A primary source of this increase in revenue was an increase in service charges on demand deposit accounts from $5.9 million in 2002 to $7.1 million in 2003, a $1.1 million or 19.3% increase resulting from the implementation of a new service charge schedule in the second quarter of 2003 as well as a higher retention of overdraft charges. Gains on sales of securities increased from $876,000 in 2002 to $1.9 million in 2003. Commissions and fees increased from $1.9 million in 2002 to $2.5 million in 2003, an increase of $608,000 or 31.6% due to increased loan volumes, increased prepayment fees on commercial loans and increased investment services brokerage income. Other income increased from $958,000 in 2002 to $1.2 million in 2003 as a result of income earned on $7.0 million in bank owned life insurance policies purchased in the second quarter of 2003.

Noninterest income increased $1.6 million or 19.1% from $8.3 million in 2001 to $9.9 million in 2002 and represented 17.0% of total revenue for 2002. Noninterest income increased from 2001 to 2002 primarily as a result of increases in gains (losses) on sales of securities from a loss of ($57,000) in 2001 to a gain of $876,000 in 2002 and from increases in service charges on deposit accounts of $327,000. Offsetting the increases in income were declines in gains on sales of leases of $550,000 resulting from a decrease in volume related to a decision to keep a greater amount of leases in the Company’s own portfolio.

Noninterest Expense

Noninterest expense increased from $33.6 million in 2002 to $38.3 million in 2003, a $4.7 million or 14% increase. Salaries and benefits, the largest component of noninterest expense, increased by $2.2 million or 11.8%. The CSB acquisition—which included 34 employees, normal merit increases and costs related to a full year of staffing a new branch contributed to the increase in salary and benefit expense. Occupancy expense increased from $3.4 million in 2002 to $3.7 million in 2003 as a result of expenses related to four branches acquired in the CSB acquisition and a full year’s impact of one new branch that opened in 2002. Stationery, supplies and postage increased $112,000 or 8.9% from 2002 to 2003 as a result of expenses related to the CSB merger as well as expenses related to growth. Legal fees increased from $1.2 million in 2002 to $1.6 million in 2003 primarily relating to the commercial lease pool litigation. Marketing expense increased from $793,000 in 2002 to $1.1 million in 2003 as a result of expenses related to the new branches acquired from CSB. Other expenses increased by $1.3 million or 25.9% due to increased consulting expense related to an efficiency review and increased expenses related to the increased customer base.

Noninterest expense in 2002 increased $2.4 million or 7.6% over 2001. This increase included a $1.2 million or 7.1% increase in salary expense due to normal merit increases, costs related to staffing one new branch in 2002 as well as a full year’s impact of four branches opened in 2001. Stationery and supplies decreased $351,000 or 21.9% from 2001 to 2002 as a result of outsourcing statement rendering and higher 2001 costs related to the merger of subsidiary banks in 2001. Legal fees increased from $368,000 in 2001 to $1.2 million in 2002 as a result of the litigation related to the commercial lease pools. Marketing expense increased from $701,000 in 2001 to $793,000 in 2002 as a result of promotions related to new branches opened in the middle of 2001 and in 2002. Other expenses remained the same at $5.2 million.

The efficiency ratio is calculated by dividing total noninterest expense by total revenue. In 2003, the Company’s efficiency ratio on a tax equivalent basis increased to 60.3% from 57.2% in 2002. The efficiency ratio was 61.7% in 2001.

Income Taxes

The Company’s effective income tax rate was 31.9%, 27.8% and 31.0%, in the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s effective tax rate increased from 27.8% in 2002 to 31.9% in 2003 because of the 58.9% increase in pretax income and because interest income on tax-exempt securities as a percent of pre-tax income has decreased.

Financial Condition

Total assets increased from $1.207 billion on December 31, 2002 to $1.585 billion on December 31, 2003, an increase of $378.2 million, or 31.3%, including $141.2 million from the CSB acquisition. Total assets at year-end 2002 increased $162.8 million or 15.6% from year-end 2001.

Loans

Lakeland primarily serves Northern New Jersey and the surrounding areas. All of Lakeland’s borrowers are U.S. residents or entities.

Total loans increased from $718.7 million on December 31, 2002 to $852.4 million on December 31, 2003, an increase of $133.7 million or 18.6% including $87.1 million from CSB. The increase in loans occurred in all major loan categories. Commercial loans increased from $303.4 million to $399.5 million, an increase of $96.1 million or 31.7% including $65.8 million in commercial loans from the CSB acquisiton. Commercial loans included $22.6 million in growth in leases from the Company’s leasing division. The home equity and consumer installment portfolio increased from $234.3 million in 2002 to $254.0 million in 2003, an increase of $19.7 million or 8.4% resulting from an increase in home equity lines of credit. The residential real estate mortgage portfolio also increased $16.9 million or 10.5% including $16.3 million from the CSB acquistion. The growth in mortgages excluding the CSB acquisition was small due to the amount of refinancing that occurred in 2003. Real estate construction loans which include both residential and commercial construction loans increased from $19.6 million in 2002 to $20.5 million in 2003, an increase of $909,000 or 4.6%. In 2002, total loans increased $118.6 million to $718.7 million as a result of $57.9 million in consumer loan growth and $51.6 million in commercial loan growth.

The following table sets forth the classification of the Company’s loans by major category as of December 31 for each of the last five years:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Commercial	$399,468	$303,381	$251,821	$222,222	$220,779
Real estate–mortgage	178,404	161,469	156,251	148,178	136,687
Real estate–construction	20,476	19,567	15,598	12,757	11,938
Home equity and consumer installment	254,039	234,259	176,404	137,850	106,878

	$852,387	$718,676	$600,074	$521,007	$476,282

The following table shows the percentage distributions of loans by category as of December 31 for each of the last five years.

	December 31,
	2003	2002	2001	2000	1999
Commercial	46.9%	42.2%	42.0%	42.7%	46.4%
Real estate–mortgage	20.9%	22.5%	26.0%	28.4%	28.7%
Real estate–construction	2.4%	2.7%	2.6%	2.4%	2.5%
Home equity and consumer installment	29.8%	32.6%	29.4%	26.5%	22.4%

	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2003, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth certain categories of loans as of December 31, 2003, in terms of contractual maturity date:

(in thousands)	Within one year	After one but within five years	After five years	Total
Types of Loans:
Commercial	$58,496	$142,067	$198,905	$399,468
Real Estate–construction	11,194	2,179	7,103	20,476

Total	$69,690	$144,246	$206,008	$419,944

Amount of such loans with:
Predetermined rates	$20,472	$127,361	$141,885	$289,718
Floating or adjustable rates	49,218	16,885	64,123	130,226

Total	$69,690	$144,246	$206,008	$419,944

Risk Elements

Commercial loans are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest has been in default for a period of 90 days or more unless the obligation is both well secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Non-performing loans:
Non-accrual loans (A)	$16,653	$19,985	$1,985	$2,564	$2,961
Renegotiated loans (B)	—	—	—	—	389

TOTAL NON-PERFORMING LOANS	16,653	19,985	1,985	2,564	3,350
Other real estate owned	—	—	513	442	418

TOTAL NON-PERFORMING ASSETS	$16,653	$19,985	$2,498	$3,006	$3,768

Non-performing assets as a percent of total assets	1.05%	1.66%	0.24%	0.33%	0.45%

Past due loans (C)	$1,248	$1,342	$1,370	$1,992	$2,210

(A)	Generally represents loans as to which the payment of interest or principal is in arrears for a period of more than ninety days. Current policy requires that interest previously accrued on these loans and not yet paid be reversed and charged against interest income during the current period.
(B)	The loan portfolio includes loans whose terms have been renegotiated due to financial difficulties of borrowers. All such loans are reviewed quarterly to determine if they are performing in accordance with the renegotiated terms.
(C)	Represents loans as to which payments of interest or principal are contractually past due ninety days or more, but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only if collection of the debt is proceeding in due course and collection efforts are reasonably expected to result in repayment of the debt or in its restoration to a current status.

Non-accrual loans decreased from $20.0 million at December 31, 2002 to $16.7 million on December 31, 2003 as a result of a settlement with one of the surety companies which guaranteed the income stream of $5.3 million of the commercial lease pools. Lakeland received $2.2 million in the settlement—$1.9 million was used to pay down principal with the balance held in escrow. The remaining $3.4 million of the loan was charged-off. Excluding the impact of the settlement of the lease pools, non-accrual loans increased $2.0 million as a result of increased non-accruals in the Company’s commercial and consumer loans. In 2002, $16.0 million of the commercial lease pools were placed on non-accrual. (Surety companies had issued bonds to cover the performance of these leases but have withheld payment.) The Company is presently litigating this matter with the remaining two surety companies. For more information, please see Note 15—Commitments and Contingencies—Litigation. There are three other loan relationships on non-accrual with balances between $500,000 and $1 million; there are no other loan relationships on non-accrual with balances exceeding $500,000 with the exception of the commercial lease pools. Excluding the impact of the commercial lease pools on performing assets, non-performing assets would have been $6.1 million or 0.38% of total assets on December 31, 2003. All non-accrual loans are in various stages of litigation, foreclosure, or workout. Loans past due ninety days or more and still accruing declined from $1.3 million on December 31, 2002 to $1.2 million on December 31, 2003.

For 2003, the gross interest income that would have been recorded, had the loans classified at year-end as non-accrual been performing in conformance with their original loan terms, is approximately $1.8 million. The amount of interest income actually recorded on those loans for 2003 was $218,000. The resultant income loss of $1.6 million for 2003 compares to a loss of $1.1 million and a gain of $16,000 for 2002 and 2001, respectively.

Loans specifically evaluated are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements. Loans which are in process of collection will not be classified as impaired. A loan is not impaired during the process of collection of payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate. All commercial loans identified as impaired in excess of $250,000 are evaluated by an independent loan review consultant. The Company aggregates consumer loans and residential mortgages for evaluation purposes.

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

As of December 31, 2003, based on the above criteria, the Company had impaired loans totaling $16.3 million (including $15.6 million in non-accrual loans). The impairment of these loans is based on the fair value of the underlying collateral for these loans. Based upon such evaluation, $7.1 million has been allocated to the allowance for loan and lease losses for impairment. At December 31, 2003, the Company also had $9.2 million in loans that were rated substandard that were not classified as non-performing or impaired.

There were no loans at December 31, 2003, other than those designated non-performing, impaired or substandard where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2003, the historical relationships among the amount of loans outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans charged off and the amount of loan recoveries:

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance of the allowance at the beginning of the year	$17,940	$8,220	$8,890	$7,668	$7,984

Loans charged off:
Commercial	4,100	501	2,248	1,046	1,670
Home equity and consumer	1,817	926	398	221	182
Real estate–mortgage	—	—	4	—	571

Total loans charged off	5,917	1,427	2,650	1,267	2,423

Recoveries:
Commercial	653	446	245	359	228
Home equity and consumer	350	195	124	127	88
Real estate–mortgage	1	6	11	3	10

Total Recoveries	1,004	647	380	489	326

Net charge-offs:	4,913	780	2,270	778	2,097
Addition related to acquisition of CSB	872	—	—	—	—
Provision for loan and lease losses charged to operations	3,000	10,500	1,600	2,000	1,781

Ending balance	$16,899	$17,940	$8,220	$8,890	$7,668

Ratio of net charge-offs to average loans outstanding	0.64%	0.12%	0.41%	0.16%	0.45%
Ratio of allowance at end of year as a percentage of year-end total loans	1.98%	2.49%	1.37%	1.70%	1.61%

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

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by the Company’s external loan review consultant.

•	The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 – 4 family residential mortgages, and consumer loans.

•	The establishment of reserve amounts for the non-criticized loans in each portfolio based upon the historical average loss experience for these portfolios and management’s evaluation of key factors.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2003. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans in each category as well as historical trends.

	At December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Commercial	$14,036	$16,086	$6,308	$7,240	$6,227
Home equity and consumer	2,117	1,109	1,173	965	899
Real estate–construction	54	54	54	54	54
Real estate–mortgage	692	691	685	631	488

	$16,899	$17,940	$8,220	$8,890	$7,668

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

	December 31,
	2003	2002	2001
	(in thousands)
U.S. Treasury and U.S. government agencies	$169,826	$78,511	$43,540
Obligations of states and political subdivisions	82,139	62,113	51,050
Mortgage-backed securities	332,904	246,155	219,752
Equity securities	10,874	9,523	13,134
Other debt securities	4,668	11,541	15,865

	$600,411	$407,843	$343,341

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2003:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$1,524	$51,269	$99,062	$6,940	$158,795
Yield	3.83%	3.32%	3.83%	4.20%	3.68%
Obligations of states and political subdivisions
Amount	5,656	18,494	25,469	3,999	53,618
Yield	4.47%	6.04%	5.95%	6.10%	5.83%
Mortgage-backed securities
Amount	77	21,630	53,901	254,439	330,047
Yield	5.41%	2.88%	3.94%	4.18%	4.06%
Other debt securities
Amount	—	1,122	100	2,846	4,068
Yield	0.00%	4.06%	2.25%	2.27%	2.76%
Other equity securities
Amount	10,874	—	—	—	10,874
Yield	—%	—%	—%	—%	—%

Total securities
Amount	$18,131	$92,515	$178,532	$268,224	$557,402
Yield	1.74%	3.77%	4.17%	4.19%	4.03%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2003:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$10,021	$1,009	$—	$—	$11,030
Yield	6.06%	6.17%	—%	—%	6.07%
Obligations of states and political subdivisions
Amount	6,416	4,662	11,105	6,339	28,522
Yield	6.31%	6.30%	4.72%	5.40%	5.49%
Mortgage-backed securities
Amount	16	1,022	926	893	2,857
Yield	5.91%	5.39%	5.83%	5.94%	5.71%
Other debt securities
Amount	600	—	—	—	600
Yield	6.42%	—%	—%	—%	6.42%

Total securities
Amount	$17,053	$6,693	$12,031	$7,232	$43,009
Yield	6.16%	6.14%	4.81%	5.47%	5.66%

Deposits

Total deposits increased from $1.059 billion on December 31, 2002 to $1.326 billion on December 31, 2003, an increase of $266.6 million, or 25.2%, including deposits of $125.7 million from the CSB acquisition. The major factor driving deposit growth in 2003 was a growth in savings and interest-bearing transaction accounts which increased from $593.6 million to $795.5 million, an increase of $201.8 million or 34.0%, which included $59.0 million from the CSB acquisition and growth in Lakeland’s municipal deposits. Total noninterest bearing demand accounts increased from $214.1 million to $242.7 million, a $28.6 million or 13.4% increase, which included $18.4 million in deposits from CSB. Total core deposits, which are defined as noninterest bearing deposits and savings and interest-bearing transaction accounts, increased from $807.7 million on December 31, 2002 to $1.038 billion on December 31, 2003, an increase of $230.4 million or 28.5%. Time deposits increased $36.1 million from $251.3 million at year-end 2002 to $287.5 million at year-end 2003 as a result of the CSB merger which contributed $48.1 million in certificates of deposit. Without the deposits from CSB, time deposits would have declined $12.0 million. As interest rates continued to decline in 2003, depositors migrated from time deposits to shorter-term demand instruments and savings accounts. Total deposits in 2002 increased $147.0 million or 16.1% from December 31, 2001.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$231,116	—%	$208,403	—%	$189,009	—%
Interest-bearing transaction accounts	421,307	1.12%	293,278	1.51%	201,078	2.15%
Savings	279,084	0.65%	237,993	1.41%	197,990	2.01%
Time deposits	266,512	2.52%	246,559	3.11%	255,640	5.06%

Total	$1,198,019	1.11%	$986,233	1.57%	$843,717	2.52%

As of December 31, 2003, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$20,735
Over 3 through 6 months	15,759
Over 6 through 12 months	15,129
Over 12 months	26,648

Total	$78,271

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Liquidity at the bank. Lakeland funds loan demand and operation expenses from four sources:

•	Net income.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2003, the Company generated $266.6 million in net deposit growth.

•	Sales of securities and overnight funds. At year-end 2003, Lakeland had $557.5 million in securities designated “available for sale.”

•	Overnight credit lines. Lakeland is a member of the Federal Home Loan Bank of New York (FHLB). One membership benefit is that members can borrow overnight funds. Lakeland has overnight credit lines of $100 million at the FHLB. Lakeland has overnight federal funds lines available for it to borrow up to $30 million.

Lakeland’s management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs including current loan commitments, deposit maturities and other obligations. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company’s assessment of rate sensitive assets and rate sensitive liabilities and relating to the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2003:

(dollars in thousands)	Total	Within one year	After one but within within three	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$4,488	$805	$1,478	$972	$1,233
Benefit plan commitments	2,635	35	70	70	2,460
Remaining contractual maturities of time deposits	287,487	193,445	73,935	18,784	1,323
Guaranteed preferred beneficial interests in Company’s subordinated debentures	55,000	—	—	—	55,000
Loan commitments	160,286	132,308	12,781	2,778	12,419
Long-term borrowed funds	34,500	1,000	3,500	—	30,000
Standby letters of credit	6,765	5,808	172	42	743

Total	$551,161	$333,401	$91,936	$22,646	$103,178

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

The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. The Company’s performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Retail Officer, certain other senior officers and certain directors. This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

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

The following table sets forth the estimated maturity/repricing structure of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2003. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain at the Company regardless of market interest rates. Therefore, 13% of the core interest-bearing deposits and 20% of core savings deposits are shown as maturing or repricing within three months. The remainder is divided between the “after 1 but within 5 years” column and the “after 5 years” column. Interest-bearing transaction accounts held by states and municipalities are seen to be more sensitive than personal interest-bearing transaction accounts. Therefore, 75% of public interest-bearing transaction accounts are shown as repricing within three months. The table does not assume any prepayment of fixed-rate loans.

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

	Maturing or Repricing
December 31, 2003	Within three months	After 3 months but within 1 year	After 1 but within 5 years	After 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$195,572	$77,230	$314,896	$263,838	$851,536
Investment securities	35,341	95,009	303,240	166,821	600,411
Interest-bearing cash accounts	3,324	—	—	—	3,324

Total interest-earning assets	234,237	172,239	618,136	430,659	1,455,271

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	192,244	—	174,516	134,033	500,793
Savings accounts	57,336	—	105,492	131,864	294,692
Time deposits	72,332	122,400	91,432	1,323	287,487

Total interest-bearing deposits	321,912	122,400	371,440	267,220	1,082,972

Borrowings:
Fed funds purchased and securities sold under agreements to repurchase	51,423	—	—	—	51,423
Long-term debt	—	1,000	3,500	30,000	34,500
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	20,000	35,000	55,000

Total borrowings	51,423	1,000	23,500	65,000	140,923

Total interest-bearing liabilities	373,335	123,400	394,940	332,220	1,223,895

Interest rate sensitivity gap	$(139,098)	$48,839	$223,196	$98,439	$231,376

Cumulative rate sensitivity gap	$(139,098)	$(90,259)	$132,937	$231,376

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

The starting point (or “base case”) for the following table is an estimate of the Company’s net portfolio value at December 31, 2003 using current discount rates, and an estimate of net interest income for 2004 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2003 levels. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 100 and 200 basis points and minus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately. The information provided for net interest income for 2004 assumes that changes in interest rates of plus 100 and 200 basis points and minus 100 and 200 basis points change gradually in equal increments over the twelve month period. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

	Net Portfolio Value at December 31, 2003		Net interest income for 2004
Rate Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
		(dollars in thousands)
+200 basis points	$133,184	(21.7)%	$54,640	(2.6)%
+100 basis points	154,356	(9.2)	55,532	(1.0)
Base Case	170,068	—	56,072	—
-100 basis points	174,186	2.4	55,758	(0.6)
-200 basis points	170,250	0.1	55,758	(0.6)

Capital Resources

Stockholders’ equity increased $20.2 million to $111.0 million at December 31, 2003, from $90.8 million at December 31, 2002, reflecting an issuance of 1,028,492 shares of common stock for the purchase of CSB at a value of $16.7 million, net income during the year of $15.1 million, cash dividends to stockholders of $5.7 million, an unrealized securities loss, net of deferred income taxes, of $4.3 million, purchases of treasury stock of $2.1 million and net proceeds from the exercise of stock options of $470,000.

Book value per share (total stockholders’ equity divided by the number of shares outstanding) increased from $6.08 on December 31, 2002 to $6.96 on December 31, 2003 as a result of increased income and the issuance of stock for the CSB acquisition. Book value per share was $5.68 on December 31, 2001.

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

The following table reflects capital ratios of the Company and its subsidiary as of December 31, 2003 and 2002:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2003	2002	2003	2002	2003	2002
Capital Ratios:

The Company	7.84%	7.01%	12.79%	10.94%	15.96%	12.20%

Lakeland Bank	6.53%	6.38%	10.67%	10.01%	11.93%	11.27%

“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Recent Accounting Pronouncements

In October 2003, the AICPA issued SOP 03-3 “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company’s financial position or results of operations.

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company’s financial position or results of operations.

The Company adopted FASB Interpretation 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company defines the initial fair value of these letters of credit as the fees received from the customer. The Company records these fees as a liability when issuing the letters of credit and amortizes the fee over the life of the letter of credit. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2003 is $6.8 million and they expire through 2016. Amounts due under these letters of credit would be reduced by any proceeds that the Company obtained in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.

The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.

Management has determined that Lakeland Bancorp Capital Trust I, Lakeland Bancorp Capital Trust II and Lakeland Bancorp Capital Trust III (collectively, “the Trusts”) qualify as variable interest entities under FIN 46. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2003. The Trusts are currently included in the Company’s consolidated balance sheet and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate the Trusts as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require the Company to deconsolidate the Trusts as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts’ expected residual returns. Accordingly, the Company will deconsolidate the Trusts at the end of the first quarter, which will result in an increase in outstanding debt by $1.7 million. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by the Trusts based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as the Trusts become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

The Bank adopted EITF 03-1 “The Meaning of Other than Temporary Impairment and Its Application to Certain Investments” as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

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

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

ITEM 8 - Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(dollars in thousands)
ASSETS
Cash	$42,760	$32,775
Interest-bearing deposits due from banks	3,324	2,690

Total cash and cash equivalents	46,084	35,465
Investment securities available for sale	557,402	361,760
Investment securities held to maturity; fair value of $43,650 in 2003 and $48,436 in 2002	43,009	46,083
Loans, net of deferred fees	851,536	719,658
Less: allowance for loan and lease losses	16,899	17,940

Net loans	834,637	701,718
Premises and equipment - net	27,510	25,167
Accrued interest receivable	6,391	5,495
Goodwill and other identifiable intangible assets	27,609	3,020
Bank owned life insurance	27,575	16,934
Other assets	15,073	11,463

TOTAL ASSETS	$1,585,290	$1,207,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$242,710	$214,110
Savings and interest-bearing transaction accounts	795,485	593,637
Time deposits under $100 thousand	209,216	179,423
Time deposits $100 thousand and over	78,271	71,922

Total deposits	1,325,682	1,059,092
Federal funds purchased and securities sold under agreements to repurchase	51,423	19,974
Long-term debt	34,500	31,000
Other liabilities	7,734	6,272
Guaranteed preferred beneficial interests in Company’s subordinated debentures	55,000	—

TOTAL LIABILITIES	1,474,339	1,116,338

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 16,483,551 at December 31, 2003 and 15,404,651 at December 31, 2002; outstanding shares, 15,948,526 at December 31, 2003 and 14,938,432 at December 31, 2002	131,116	101,664
Accumulated Deficit	(12,980)	(9,436)
Treasury stock, at cost, 535,025 shares in 2003 and 466,219 in 2002	(7,283)	(5,881)
Accumulated other comprehensive income	98	4,420

TOTAL STOCKHOLDERS’ EQUITY	110,951	90,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,585,290	$1,207,105

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$48,137	$47,076	$44,286
Federal funds sold and interest-bearing deposits with banks	234	357	802
Taxable investment securities	15,611	15,758	16,109
Tax-exempt investment securities	2,940	2,329	2,126

TOTAL INTEREST INCOME	66,922	65,520	63,323

INTEREST EXPENSE
Deposits	13,266	15,462	21,231
Federal funds purchased and securities sold under agreements to repurchase	223	293	751
Long-term debt	2,735	1,591	849

TOTAL INTEREST EXPENSE	16,224	17,346	22,831

NET INTEREST INCOME	50,698	48,174	40,492
Provision for loan and lease losses	3,000	10,500	1,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	47,698	37,674	38,892
NONINTEREST INCOME
Service charges on deposit accounts	7,089	5,940	5,613
Commissions and fees	2,535	1,927	1,332
Gains (losses) on the sales of investment securities	1,857	876	(57)
Gains on sales of leases	95	176	726
Other income	1,207	958	676

TOTAL NONINTEREST INCOME	12,783	9,877	8,290

NONINTEREST EXPENSE
Salaries and employee benefits	20,676	18,491	17,262
Net occupancy expense	3,665	3,370	3,046
Furniture and equipment	3,366	3,255	2,978
Stationery, supplies and postage	1,367	1,255	1,606
Legal fees	1,605	1,239	368
Marketing expense	1,081	793	701
Other expenses	6,527	5,184	5,245

TOTAL NONINTEREST EXPENSE	38,287	33,587	31,206

Income before provision for income taxes	22,194	13,964	15,976
Provision for income taxes	7,087	3,887	4,953

NET INCOME	$15,107	$10,077	$11,023

EARNINGS PER SHARE
Basic	$0.99	$0.67	$0.73

Diluted	$0.98	$0.66	$0.72

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
NET INCOME	$15,107	$10,077	$11,023
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	(3,059)	3,621	1,625
Less: reclassification for gains (losses) included in net income	1,263	601	(37)

Other Comprehensive Income (Loss)	(4,322)	3,020	1,662

TOTAL COMPREHENSIVE INCOME	$10,785	$13,097	$12,685

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

	Common stock		Retained earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Loan for Options Exercised	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2000	13,307,180	$77,857	$3,035	$(1,936)	$(262)	$(70)	$78,624
Net Income 2001	—	—	11,023	—	—	—	11,023
Other comprehensive income, net of tax	—	—	—	—	1,662	—	1,662
Exercise of stock options	—	(99)	—	280	—	—	181
Stock dividend	665,293	10,515	(10,515)	—	—	—	—
Payment on loan issued for options exercised	—	—	—	—	—	70	70
Cash dividends	—	—	(4,474)	—	—	—	(4,474)
Purchase of treasury stock	—	—	—	(1,519)	—	—	(1,519)

BALANCE DECEMBER 31, 2001	13,972,473	88,273	(931)	(3,175)	1,400	—	85,567
Net Income 2002	—	—	10,077	—	—	—	10,077
Other comprehensive income, net of tax	—	—	—	—	3,020	—	3,020
Exercise of stock options	—	(126)	—	466	—	—	340
Stock dividend	698,624	13,517	(13,517)	—	—	—	—
Cash dividends	—	—	(5,065)	—	—	—	(5,065)
Purchase of treasury stock	—	—	—	(3,172)	—	—	(3,172)

BALANCE DECEMBER 31, 2002	14,671,097	101,664	(9,436)	(5,881)	4,420	—	90,767
Net Income 2003	—	—	15,107	—	—	—	15,107
Other comprehensive loss, net of tax	—	—	—	—	(4,322)	—	(4,322)
Exercise of stock options	—	(210)	—	680	—	—	470
Shares issued for the purchase of CSB Financial Corp.	1,028,492	16,742	—	—	—	—	16,742
Stock dividend	783,962	12,920	(12,920)	—	—	—	—
Cash dividends	—	—	(5,731)	—	—	—	(5,731)
Purchase of treasury stock	—	—	—	(2,082)	—	—	(2,082)

BALANCE DECEMBER 31, 2003	16,483,551	$131,116	$(12,980)	$(7,283)	$98	$—	$110,951

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,107	$10,077	$11,023
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums, discounts and deferred loan fees and costs	5,821	2,235	(547)
Depreciation	2,621	2,554	2,472
Amortization of intangible assets	222	129	308
Provision for loan and lease losses	3,000	10,500	1,600
Provision for losses on other real estate	—	15	33
(Gains) losses on sales of securities	(1,857)	(876)	57
Deferred income tax (benefit)	803	(4,206)	(57)
(Increase) decrease in other assets	(2,482)	474	(1,230)
Increase (decrease) in other liabilities	1,427	(1,084)	232

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,662	19,818	13,891

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents in excess of cash paid for business acquired	1,720	—	—
Proceeds from repayments on and maturity of securities:
Available for sale	180,459	124,563	82,346
Held to maturity	19,327	23,725	36,511
Proceeds from sales of securities:
Available for sale	80,727	28,767	51,549
Held to maturity	701	—	2,111
Purchase of securities:
Available for sale	(439,789)	(237,713)	(216,591)
Held to maturity	(17,098)	—	(1,539)
Net increase in loans	(51,374)	(119,044)	(81,337)
Purchase of bank owned life insurance	(7,000)	—	(10,021)
Proceeds from dispositions of premises and equipment	265	916	341
Capital expenditures	(2,023)	(3,816)	(3,202)
Net (increase) decrease in other real estate owned	—	498	(104)

NET CASH USED IN INVESTING ACTIVITIES	(234,085)	(182,104)	(139,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	140,936	146,982	111,348
Increase in federal funds purchased and securities sold under agreements to repurchase	31,449	54	9,270
Proceeds from long-term repurchase agreements	—	9,997	10,003
Issuance of subordinated debentures	55,000	—	—
Purchase of treasury stock	(2,082)	(3,172)	(1,519)
Exercise of stock options	470	340	181
Dividends paid	(5,731)	(5,065)	(4,474)

NET CASH PROVIDED BY FINANCING ACTIVITIES	220,042	149,136	124,809

Net increase (decrease) in cash and cash equivalents	10,619	(13,150)	(1,236)
Cash and cash equivalents, beginning of year	35,465	48,615	49,851

CASH AND CASH EQUIVALENTS, END OF YEAR	$46,084	$35,465	$48,615

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Lakeland Bancorp, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Lakeland Bank (Lakeland). Community State Bank (CSB) was merged into Lakeland on August 25, 2003 and The National Bank of Sussex County (NBSC) was merged into Lakeland on June 29, 2001. Lakeland generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Northern New Jersey. Lakeland also provides securities brokerage services, including mutual funds and variable annuities. Lakeland operates under a state bank charter and provides full banking services and, as a state bank, is subject to regulation by the New Jersey Department of Banking and Insurance.

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

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company and Lakeland conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland Investment Corp., Lakeland NJ Investment Corp., and Lakeland Bancorp Capital Trusts I, II, and III. All intercompany balances and transactions have been eliminated.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses and the evaluation of goodwill impairment.

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

The Bank adopted EITF 03-1 “The Meaning of Other than Temporary Impairment and Its Application to Certain Investments” as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

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

In October 2003, the AICPA issued SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

The Company adopted FASB Interpretation 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company defines the initial fair value of these letters of credit as the fees received from the customer. The Company records these fees as a liability when issuing the letters of credit and amortizes the fee over the life of the letter of credit. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2003 is $6.8 million and they expire through 2016. Amounts due under these letters of credit would be reduced by any proceeds that the Company obtained in liquidating the collateral for the loans, which varies depending on the customer.

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

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2003 and 2002, Lakeland was servicing approximately $19.2 million and $23.3 million, respectively, of loans for others.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, “Accounting for Mortgage Securities Retained after the Securitizations of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise”. This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitization of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

Restrictions On Cash And Due From Banks

Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account. The amounts of those reserves and cash balances at December 31, 2003 and 2002 were approximately $1.1 million and $763,000, respectively.

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

The Company follows the disclosure provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which was revised in December 2003. SFAS No. 132, as revised, requires additional employers’ disclosures about pension and other postretirement benefit plans as of December 31, 2003. Certain disclosures related to estimated future benefit payments are effective for fiscal years ending after June 14, 2004. Net pension expense consists of service cost, interest cost, return on pension assets and amortization of unrecognized initial net assets. The Company accrues its post retirement benefit costs and other benefit plan costs as incurred.

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

At December 31, 2003, the Company had four stock-based employee compensation plans, which are more fully described in Note 14. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts).

	Years Ended December 31,
	2003	2002	2001
Net income, as reported	$15,107	$10,077	$11,023
Deduct: Stock-based compensation costs determined under fair value based method for all awards	509	385	215

Pro forma net income	$14,598	$9,692	$10,808

Earnings per share:
Basic, as reported	$0.99	$0.67	$0.73
Basic, pro forma	$0.96	$0.64	$0.71
Diluted, as reported	$0.98	$0.66	$0.72
Diluted, pro forma	$0.94	$0.63	$0.71

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001: dividend rate of 2%; expected volatility of 35%, 35% and 36%, risk-free interest rate of 3.39%, 3.40% and 4.30%, and expected lives of 7 years for all periods.

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $6.5 million, $7.7 million and $4.6 million in 2003, 2002 and 2001, respectively. Cash paid for interest was $15.8 million, $18.6 million and $23.7 million in 2003, 2002 and 2001, respectively.

	2003	2002	2001
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Transfer of loans receivable to other real estate owned	$325	$—	$563
Loans to facilitate the sale of other real estate owned	—	—	183

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

	December 31, 2003
	(in thousands)
	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized loss on investment securities
Unrealized holding losses arising during the period	$(5,021)	$1,962	$(3,059)
Less: reclassification adjustment for gains realized in net income	1,857	(594)	1,263

Other comprehensive loss, net	$(6,878)	$2,556	$(4,322)

	December 31, 2002
	(in thousands)
	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on investment securities
Unrealized holding gains arising during the period	$5,514	$(1,893)	$3,621
Less: reclassification adjustment for gains realized in net income	876	(275)	601

Other comprehensive income, net	$4,638	$(1,618)	$3,020

	December 31, 2001
	(in thousands)
	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on investment securities
Unrealized holding gains arising during the period	$2,492	$(867)	$1,625
Less: reclassification adjustment for losses realized in net income	(57)	20	(37)

Other comprehensive income, net	$2,549	$(887)	$1,662

Goodwill and Other Identifiable Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Intangible Assets” on January 1, 2002. This statement modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested the goodwill and has determined that it is not impaired.

Goodwill and core deposit intangible resulting from the acquisition of CSB totaled $22.6 million and $2.2 million, respectively, and is included in goodwill and other identifiable intangible assets. Total goodwill was $25.0 million and $2.4 million for the years ended December 31, 2003 and 2002, respectively. Amortization expense for goodwill for the year ended December 31, 2001 was $179,000. Core deposit intangible was $2.6 million and $632,000 for the years ended December 31, 2003 and 2002, respectively. Amortization expense of core deposit intangible was $222,000, $129,000 and $129,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142:

	For the years ended December 31,
	2003	2002	2001
	(in thousands except for earnings-per-share amounts)
Reported net income	$15,107	$10,077	$11,023
Add back: goodwill amortization, net of taxes	—	—	124

Adjusted net income	$15,107	$10,077	$11,147

Basic earnings per share:
Reported basic earnings per share	$0.99	$0.67	$0.73
Goodwill amortization	—	—	0.01

Adjusted basic earnings per share	$0.99	$0.67	$0.74

Diluted earnings per share:
Reported diluted earnings per share	$0.98	$0.66	$0.72
Goodwill amortization	—	—	0.01

Adjusted diluted earnings per share	$0.98	$0.66	$0.73

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

Bank Owned Life Insurance

The Company invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is owner and beneficiary of the policies. At December 31, 2003 and 2002, the bank had $27.3 million and $16.8 million, respectively, in BOLI. Income earned on BOLI was $913,000, $751,000 and $326,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Variable Interest Entity

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.

Management has determined that Lakeland Bancorp Capital Trust I, Lakeland Bancorp Capital Trust II and Lakeland Bancorp Capital Trust III (collectively, “the Trusts”) qualify as a variable interest entities under FIN 46. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2003. The Trusts are currently included in the Company’s consolidated balance sheet and statements of income. The Company has evaluated the impact of

FIN 46 and concluded it should continue to consolidate the Trusts as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require the Company to deconsolidate the Trusts as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts’ expected residual returns. Accordingly, the Company will deconsolidate the Trusts at the end of the first quarter, which will result in an increase in outstanding debt by $1.7 million. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by the Trusts based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as the Trusts become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2003 presentation.

NOTE 2 - ACQUISITIONS

On August 25, 2003, the Company and Lakeland completed a merger with CSB Financial Corp and its subsidiary Community State Bank pursuant to which CSB Financial Corp and Community were merged into the Company and Lakeland. Subject to specified allocation procedures in the merger agreement, CSB shareholders had the right to elect to receive shares of the Company’s common stock or cash in the merger. Under the terms of the merger, each of the 577,513 shares of CSB stock was exchanged for 1.781 shares of Lakeland Bancorp common stock for a total issuance of 1,028,492 shares of stock. The remaining 577,514 shares of CSB stock were exchanged for a cash payment of $29 per share for a total of $16.7 million. Remaining stock options of 55,325 were paid at a rate of $29 per share less the exercise price of the options for a total cash payment of $856,000. The transaction was accounted for under the purchase method of accounting and the results of operations include CSB’s results from August 25, 2003 through December 31, 2003. The acquisition resulted in the recording of approximately $22.6 million of goodwill and other intangible assets. The Company acquired assets, loans and deposits of $141.2 million, $87.2 million and $125.7 million, respectively.

On October 27, 2003, the Company entered into an agreement and plan of merger with Newton Financial Corp. which provides for the merger of Newton Financial Corp. into the Company. Newton shareholders will have the right to elect stock or cash in the merger subject to certain allocation provisions which provide that up to 25% of Newton’s stock may be exchanged for cash. Newton shareholders who receive stock will receive 4.5 shares of the Company’s stock for each of their Newton shares. Newton shareholders who receive cash will receive $72.08 per share. At the time the merger was announced, the Company valued this transaction at $99 million based on 1.36 million Newton shares outstanding and 23,600 Newton stock options outstanding. The merger has been approved by the shareholders of the Company and Newton. Consummation of the merger remains subject to approval by regulatory authorities and the issuance by a New Jersey court of a declaratory judgment or order reasonably satisfactory to the Company confirming that Newton’s currently outstanding shares are validly issued and outstanding. Newton has commenced proceedings in New Jersey Superior Court to resolve this matter. The parties are not yet in a position to set a date for closing.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$160,834	$448	$(2,487)	$158,795	$60,466	$724	$(7)	$61,183
Mortgage-backed securities	331,995	1,593	(3,541)	330,047	232,318	4,264	(166)	236,416
Obligations of states and political subdivisions	51,559	2,079	(20)	53,618	47,555	1,717	(49)	49,223
Other debt securities	4,102	35	(69)	4,068	5,607	19	(211)	5,415
Equity securities	8,965	1,909	—	10,874	8,989	535	(1)	9,523

	$557,455	$6,064	$(6,117)	$557,402	$354,935	$7,259	$(434)	$361,760

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. Treasury and U.S. government agencies	$11,031	$267	$—	$11,298	$17,328	$880	$—	$18,208
Mortgage-backed securities	2,857	119	—	2,976	9,739	369	—	10,108
Obligations of states and political subdivisions	28,521	436	(181)	28,776	12,890	601	—	13,491
Other debt securities	600	—	—	600	6,126	503	—	6,629

	$43,009	$822	$(181)	$43,650	$46,083	$2,353	$—	$48,436

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$7,110	$7,180	$17,037	$17,373
Due after one year through five years	69,873	70,885	5,671	5,926
Due after five years through ten years	125,570	124,631	11,105	11,102
Due after ten years	13,942	13,785	6,339	6,273

	216,495	216,481	40,152	40,674
Mortgage-backed securities	331,995	330,047	2,857	2,976
Equity securities	8,965	10,874	—	—

Total securities	$557,455	$557,402	$43,009	$43,650

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Sale proceeds	$81,428	$28,765	$53,660
Gross gains	1,900	925	1,043
Gross losses	43	49	1,100

In 2003, the Company sold approximately $701,000 in investment securities classified as held to maturity because over 85% of the original principal acquired on these securities had been paid by the sale date. There was a loss of $1,000 on these securities. In 2002, the Company recorded an impairment loss of $400,000 on a corporate investment security held to maturity. In 2001, the Company sold investment securities that were classified as held to maturity totaling $2.3 million as a result of the significant deterioration in the issuers’ creditworthiness. The Company recorded a loss of $200,000 on the sale of these securities.

Securities with a carrying value of approximately $198.8 million and $96.4 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$95,834	$2,477	$3,001	$10	46	$98,835	$2,487
Mortgage-backed securities	201,513	3,484	4,108	57	83	205,621	3,541
Obligations of states and political subdivisions	2,326	20	—	—	5	2,326	20
Other debt securities	—	—	2,433	69	3	2,433	69

	$299,673	$5,981	$9,542	$136	137	$309,215	$6,117

HELD TO MATURITY
Obligations of states and political subdivisions	$10,500	$181	$—	$—	27	$10,500	$181
Other debt securities	—	—	—	—	—	—	—

	$10,500	$181	$—	$—	27	$10,500	$181

Management has evaluated the securities in the above table and has concluded that none of these securities have impairments that are other-than temporary. In its evaluation, management considered the types of securities including if the securities were US Government issued, and what the credit rating was on the securities. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include US government agency securities and mortgage backed securities whose market values are sensitive to interest rates. The corporate securities listed in the above table all are investment grade securities.

NOTE 4 - LOANS

	December 31,
	2003	2002
	(in thousands)
Commercial	$399,468	$303,381
Real estate-mortgage	178,404	161,469
Real estate-construction	20,476	19,567
Home Equity and Consumer	254,039	234,259

Total loans	852,387	718,676
Less: deferred fees (costs)	851	(982)

Loans net of deferred fees (costs)	$851,536	$719,658

Changes in the allowance for loan and lease losses are as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$17,940	$8,220	$8,890
Provision for loan and lease losses	3,000	10,500	1,600
Addition related to acquisition	872	—	—
Loans charged off	(5,917)	(1,427)	(2,650)
Recoveries	1,004	647	380

Balance at end of year	$16,899	$17,940	$8,220

The balance of impaired loans was $16.3 million and $20.7 million at December 31, 2003 and 2002, respectively. Lakeland identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $7.1 million and $9.1 million at December 31, 2003 and 2002, respectively. The average recorded investment on impaired loans was $18.3 million, $16.2 million, and $4.2 million during 2003, 2002 and 2001, respectively, and the income recognized, primarily on the cash basis, on impaired loans was $218,000, $423,000 and $428,000 during 2003, 2002 and 2001, respectively. Interest which would have been accrued on impaired loans during 2003, 2002 and 2001 was $1.8 million, $1.4 million and $311,000, respectively. Lakeland’s policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. Lakeland recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Lakeland; if these factors do not exist, Lakeland will not recognize income.

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

	December 31,
	2003	2002	2001
	(in thousands)
Loans past due 90 days or more	$1,248	$1,342	$1,370

Non-accrual loans	$16,653	$19,985	$1,985

The impact of the above non-performing loans on interest income is as follows:

	December 31,
	2003	2002	2001
	(in thousands)
Interest income if performing in accordance with original terms	$1,811	$1,409	$311
Interest income actually recorded	218	353	327

	$1,593	$1,056	($16)

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans at December 31, 2003, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. At December 31, 2003, loans to these related parties amounted to $11.6 million. An analysis of activity in loans to related parties at December 31, 2003, resulted in new loans of $9.0 million and repayments of $8.8 million in 2003.

NOTE 5 - PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2003	2002
		(in thousands)
Land	Indefinite	$4,577	$3,627
Buildings and building improvements	10 to 50 years	22,897	21,057
Leasehold improvements	10 to 50 years	1,818	1,649
Furniture, fixtures and equipment	2 to 30 years	15,413	12,933

		44,705	39,266
Less accumulated depreciation and amortization		17,195	14,099

		$27,510	$25,167

NOTE 6 - DEPOSITS

At	December 31, 2003, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2004	$193,445
2005	40,624
2006	33,311
2007	17,126
2008	1,658
Thereafter	1,323

$287,487

NOTE 7 - Debt

Lines of Credit

As of December 31, 2003, Lakeland had approved overnight borrowing capacity with the Federal Home Loan Bank (FHLB) of New York, collateralized by FHLB stock and other collateral, of $100 million. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2003 there were outstanding borrowings against this line of $36 million at an interest rate of 1.04%. As of December 31, 2003, Lakeland had overnight federal funds lines available for it to borrow $30 million. There were no related borrowings against these lines as of December 31, 2003.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Borrowed money at December 31, 2003 and 2002 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following table summarizes information relating to lines of credit, securities sold under agreements to repurchase and federal funds purchased for 2003, 2002 and 2001. For purposes of the table, the average amount outstanding was calculated based on a daily average.

	2003	2002	2001
	(in thousands)
Balance at December 31	$51,423	$19,974	$19,920
Interest rate at December 31	1.01%	1.37%	3.34%
Maximum amount outstanding at any month-end during the year	$51,423	$20,760	$34,267
Average amount outstanding during the year	$20,601	$17,708	$13,482
Weighted average interest rate during the year	1.08%	1.65%	3.40%

Long-Term Debt

FHLB Debt

At December 31, 2003, advances from the FHLB totaling $34.5 million will mature within one to nine years and are reported as long-term borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 5.04%.

Outstanding borrowings mature as follows (in thousands):

Year
2004	$1,000
2005	1,000
2006	2,500
2007	—
2008	—
Thereafter	30,000

$34,500

Subordinated Debentures

On December 15, 2003, the Company issued $25.8 million of junior subordinated debentures due January 7, 2034 to Lakeland Bancorp Capital Trust III, a Delaware business trust, which is a wholly-owned subsidiary of the Company. The distribution rate on these securities is 7.535% for 10 years and float at LIBOR plus 285 basis points thereafter. The Debentures are the sole asset of the Trust. The Trust issued 25,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $25.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after January 7, 2009, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2034.

On June 18, 2003, the Company issued $10.3 million of junior subordinated debentures due July 7, 2033 to Lakeland Bancorp Capital Trust I, a Delaware business trust, which is a wholly-owned subsidiary of the Company. The distribution rate on these securities is 6.20% for 7 years and float at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 10,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $10.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after July 7, 2010, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

On June 18, 2003, the Company also issued $20.6 million of junior subordinated debentures due June 30, 2033 to Lakeland Bancorp Capital Trust II, a Delaware business trust, which is a wholly-owned subsidiary of the Company. The distribution rate on these securities is 5.71% for 5 years and float at LIBOR plus 310 basis points thereafter. The Debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after June 30, 2008, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

NOTE 8 - STOCKHOLDERS’ EQUITY

In January 2004, the Company announced a stock repurchase program for the purchase of up to 250,000 shares of the Company’s common stock over the next year.

On September 10, 2003, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on October 15, 2003.

In January 2003, the Company announced a stock repurchase program for the purchase of up to 262,500 shares of the Company’s common stock over the next year. During 2003, the Company purchased 131,250 shares of its outstanding common stock at an average price of $15.87 per share for an aggregate cost of $2.1 million.

On October 15, 2002, the Company’s Board of Directors authorized a 5% stock dividend, which was distributed on November 15, 2002.

In January 2002, the Company announced a stock repurchase program for the purchase of up to 275,625 shares of the Company’s outstanding stock over the next year. During 2002, the Company purchased 190,505 shares of its outstanding common stock at an average price of $16.65 per share for an aggregate cost of $3.2 million.

On October 10, 2001, the Company’s Board of Directors authorized a 5% stock dividend, which was distributed on November 15, 2001.

In January 2001, the Company announced a stock repurchase program for the purchase of up to 289,406 shares of the Company’s outstanding common stock over the next year. During 2001, the Company purchased 139,873 shares of its outstanding common stock at an average price of $10.86 per share for an aggregate cost of $1.5 million.

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

NOTE 10 - INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Current tax provision	$6,285	$8,093	$5,010
Deferred tax provision (benefit)	802	(4,206)	(57)

Total provision for income taxes	$7,087	$3,887	$4,953

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate is as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Federal income tax, at statutory rates	$7,768	$4,748	$5,432
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,329)	(1,046)	(811)
State income tax, net of federal income tax effect	500	248	100
Other, net	148	(63)	232

Provision for income taxes	$7,087	$3,887	$4,953

The net deferred tax asset consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$6,896	$7,329
Valuation reserves for land held for sale and other real estate	679	679
Non-accrued interest	319	319
Depreciation	273	325
Deferred compensation	631	641
Unrealized loss on securities available for sale	150	—
Net operating loss carryforwards from acquired company	258	—
Other, net	25	9

Deferred tax assets	9,231	9,302

Deferred tax liabilities:
Unrealized gains on securities available for sale	—	2,405
Other	419	312

Deferred tax liabilities	419	2,717

Net deferred tax assets, included in other assets	$8,812	$6,585

As a result of the acquisition of CSB, the Company acquired a net deferred tax liability of $496,000, which included $93,000 in unrealized holding gains, during 2003.

NOTE 11 – EARNINGS PER SHARE

The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	Year ended December 31, 2003
	(in thousands except per share amounts)
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to common shareholders	$15,107	15,281	$0.99
Effect of dilutive securities
Stock options	—	212	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$15,107	15,493	$0.98

Options to purchase 127,181 shares of common stock at $17.81 per share were outstanding during 2003. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2002
	(in thousands except per share amounts)
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to common shareholders	$10,077	15,036	$0.67
Effect of dilutive securities
Stock options	—	280	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$10,077	15,316	$0.66

Options to purchase 127,759 shares of common stock at $17.81 per share were outstanding during 2002. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2001
	(in thousands except per share amounts)
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to common shareholders	$11,023	15,138	$0.73
Effect of dilutive securities
Stock options	—	185	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$11,023	15,323	$0.72

Options to purchase 138,088 shares of common stock at $15.24 per share were outstanding during 2001. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

Lakeland has a profit sharing plan for all its eligible employees. Lakeland’s annual contribution to the plan is determined by Lakeland’s Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by Lakeland were approximately $500,000 for 2003, $355,000 for 2002 and $450,000 for 2001.

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

Former CEO Retirement Benefits

Metropolitan entered into an agreement in January 1997 with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a 15-year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period as well as certain retiree medical benefits. The present value of this obligation was charged to operations. During 2003, 2002 and 2001, $27,000, $37,000 and $41,000 respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401K plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 30% of the employee’s contributions. The Company’s contributions in 2003 and 2002 totaled $150,000 and $105,000, respectively. In 2004, the Company expects to match up to 35% of the employees’ contributions.

Employee Stock Ownership Plan

NBSC had an Employee Stock Ownership Plan (“ESOP”). No contributions have been made to this plan for the years ended December 31, 2003, 2002 and 2001.

Postretirement Health Care Benefits

In 2000, the Company instituted postretirement health care benefits and life insurance coverage to its employees who meet certain predefined criteria. The expected cost of these benefits is charged to expense during the years that eligible employees render service.

The accumulated postretirement benefit obligations (APBO’s) as of December 31, 2003 and 2002 were as follows:

	2003	2002
	(in thousands)
Accumulated postretirement benefit obligation, January 1	$608	$375
Service cost	66	49
Interest Cost	37	36
Actuarial loss	(99)	164
Estimated benefit payments	(17)	(16)

Total accumulated postretirement benefit obligation	595	608
Unrecognized net gain due to past experience different from that assumed and effects of changes in assumptions made	176	78
Unrecognized prior service cost	(72)	(119)
Unamortized transition obligation	(52)	(58)

Accrued accumulated postretirement benefit obligation	$647	$509

The components of net periodic postretirement benefit cost are as follows:

	2003	2002	2001
	(in thousands)
Service cost, benefits attributed to employee service during the year	$66	$49	$28
Interest cost on APBO	37	36	23
Amortization of prior service cost	46	46	47
Amortization of transition obligation	6	6	6
Amortization of gains	(2)	—	(26)

Net periodic postretirement cost	$153	$137	$78

The discount rate used to determine the Company’s APBO was 6.25% for 2003, and 6.50% for 2002 and 2001. The Company projected that the cost of medical benefits would increase at the following rates: 9.0% beginning in 2004 grading down to 5.0% in 2010 and each year thereafter. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan evaluation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	Increase	Decrease
Effect on total of service and interest cost components	12.8%	(8.1)%
Effect on the postretirement benefit obligation	9.3%	(8.3)%

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the year ended December 31, 2003, 2002 and 2001, $26,000, $44,000 and $22,000, respectively, was charged to operations related to these obligations. As of December 31, 2003 and 2002, the accrued liability for these plans was $227,000 and $252,000, respectively.

Supplemental Executive Retirement Plan

In 2003, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits of $150,000 a year for a 15 year period when the chief executive officer reaches the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies purchased in 2003. In 2003, the Company contributed $129,000 to this plan.

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

	December 31,
	2003	2002
	(in thousands)
Actuarial present value of benefit obligation
Vested	$402	$407
Nonvested	33	25

Accumulated benefit obligation	$435	$432

Projected benefit obligation	528	524
Unrecognized net gain (loss)	(53)	(54)
Unrecognized prior service cost being amortized over fifteen years	(176)	(208)

Accrued plan cost included in other liabilities	$299	$262

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$6	$6	$5
Interest cost	35	35	33
Amortization of prior service cost	33	33	32

	$74	$74	$70

A discount rate of 7% was assumed in the plan valuation. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

NOTE 14 - STOCK-BASED COMPENSATION

Employee Stock Option Plans

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company. The program also provides for the one-time grant of stock options to independent directors of the Company. The plan covers options to purchase up to 1,154,730 shares of common stock of the Company.

During 2003 and 2002 the Company granted options to purchase 25,000 shares and 27,562 shares, respectively, to new non-employee directors of the Company. The directors’ options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. As of December 31, 2003 and 2002, 296,846 and 308,755 options granted to directors were outstanding, respectively.

During 2003, the Company granted options to purchase 129,425 shares of common stock to key employees. Similarly during 2002, the Company granted options to purchase 127,759 shares of common stock to key employees. The shares are exercisable in four equal installments on the first, second, third and fourth anniversary of the date of grant. As of December 31, 2003 and 2002, outstanding options to purchase common stock granted to key employees were 541,388 and 437,036, respectively.

In addition to the 2000 Equity Compensation program, the Company has assumed the outstanding options granted under three employee stock option plans established by High Point (the High Point Plans). The 1997 plan covers options to purchase up to 196,746 shares; the 1990 plan covers options to purchase up to 72,929 shares; and the 1987 plan covers options to purchase up to 73,008 shares. As of December 31, 2003 and 2002, 30,259 and 39,009 options were outstanding under the High Point Plans.

A summary of the status of the Company’s option plans as of December 31, 2003, 2002 and 2001 and the changes during the years ending on those dates is represented below:

	2003		2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of year	784,801	$11.07	714,286	$9.39	624,983	$7.60
Granted	154,425	15.49	155,321	17.29	167,029	14.70
Exercised	(62,443)	7.53	(51,323)	7.70	(27,737)	6.52
Forfeited	(8,290)	9.17	(33,483)	9.33	(49,989)	6.29

Outstanding, end of year	868,493	$12.13	784,801	$11.07	714,286	$9.39
Options exercisable at year-end	430,702		306,513		204,872

Weighted average fair value of options granted during the year		$5.24		$6.03		$7.41

The following table summarizes information about options outstanding at December 31, 2003:

Options outstanding				Options exercisable
Range of exercise prices	Number outstanding at December 31, 2003	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding at December 31, 2003	Weighted average exercise price
$ 4.63 – 7.70	28,801	1.89	$4.63	28,801	$4.63
7.71 – 8.86	371,146	6.34	8.05	271,644	8.05
8.87 – 13.09	28,941	7.78	12.09	17,364	12.09
13.10 – 15.24	158,000	7.96	15.17	76,098	15.18
15.25 – 17.81	281,605	9.50	16.54	36,795	17.49

	868,493			430,702

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rentals under long-term operating leases amounted to approximately $701,000, $605,000 and $482,000 for the years ended December 31, 2003, 2002 and 2001, respectively, including rent expense to related parties of $181,000 in 2003, $178,000 in 2002 and $146,000, in 2001. At December 31, 2003, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2018 are as follows (in thousands):

December 31,

2004	$805
2005	758
2006	720
2007	558
2008	414
Thereafter	1,233

$4,488

Litigation

As the Company has disclosed in its periodic reports filed with the SEC, the Company previously purchased four separate pools of predominately commercial leases from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the lease pools payment streams and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

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

On June 11, 2003, the California Bankruptcy Court approved a settlement agreement among Lakeland, NetBank and the chapter 7 Bankruptcy Trustee. This agreement resolved all claims of the Trustee with respect to the leases that were guaranteed by surety bonds issued by RLI Insurance Company (“RLI”) and American Motorists Insurance Company (“AMICO”), as well as all claims related to the surety bonds. The agreement did not settle the Trustee’s alleged claims related to the leases guaranteed with surety bonds issued by Royal Indemnity Company (“Royal”) or its claims related to those surety bonds.

The Trustee asserts that Lakeland’s interests in the leases were not properly perfected and that he can avoid those interests, as well as Lakeland’s interests in the related surety bonds, under the Bankruptcy Code. Lakeland disputes these claims, but contends that, in any event, it was the responsibility of CMC, as well as all of the surety companies, to make sure that Lakeland’s interests were properly perfected.

The California Bankruptcy Court also approved a settlement agreement between the Trustee and Royal. Under this agreement, Royal agreed, among other things, to fund litigation by the Trustee against Lakeland to avoid its interests in the leases that were guaranteed by surety bonds issued by Royal, as well as Lakeland’s interests in the surety bonds themselves. The Company intends to vigorously defend these claims and to pursue recovery from Royal for all damages suffered and costs incurred as a result of Royal’s financing of these claims.

On October 27, 2003, Lakeland and AMICO finalized a settlement agreement, pursuant to which Lakeland received

$2,200,000 from AMICO in full settlement of all claims which Lakeland and AMICO may have had against each other under the bonds issued by AMICO. Lakeland retained all payments previously made by AMICO under AMICO’s “reservation of rights,” and AMICO released and waived any rights it may have had to seek recoupment of such payments from Lakeland.

The settlement agreement between Lakeland and AMICO does not affect the pending litigation between Lakeland and the other two surety companies. Lakeland continues to believe that it has substantial and meritorious positions and claims and is continuing to pursue all rights and remedies against the remaining two surety companies.

An adversary proceeding complaint was filed against Lakeland by the Bankruptcy Trustee in the U.S. Bankruptcy Court in San Diego on September 4, 2003 and an answer to that complaint was filed by Lakeland on October 31, 2003. The adversary proceeding currently is in the initial phases of discovery. The Bankruptcy Trustee is claiming that it has certain rights to the income stream from the leases guaranteed by the Royal bonds and to the Royal bonds themselves. Lakeland vigorously disputes the Trustee’s claims and has filed a withdrawal of reference motion seeking to withdraw reference of the adversary proceeding from the Bankruptcy Court to the U.S. District Court for the Southern District of California. This motion has not yet been argued in court.

A case called Clayton v. CMC is currently pending in the Superior Court of California, Los Angeles County. In that action, California lessees, whose leases were part of various CMC lease pools (including pools purchased by the Company) assert claims relating to usury limitations. The complaint alleges that CMC was never licensed as a lender in California and therefore could not legally charge interest on any loans which it may have originated. The Company has been formally served in this matter. The case is in the preliminary stages.

As of December 31, 2003, $10.6 million of the lease pools were on non-accrual.

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

Unless noted otherwise, Lakeland does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2003	2002
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$160,286	$124,727
Standby letters of credit and financial guarantees written	6,765	5,073

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2003 and 2002 varies up to 100%.

As of December 31, 2003, the Company had $160.3 million in loan commitments, with $132.3 million maturing within one year, $12.8 million maturing after one year but within three years, $2.8 million maturing after three years but within five years, and $12.4 million maturing after five years. As of December 31, 2003, the Company had $6.8 million in standby letters of credit, with $5.8 million maturing within one year, $172,000 maturing after one but within three years, $42,000 maturing after three but within five years, and $743,000 maturing after five years.

Lakeland grants loans primarily to customers in its immediately adjacent suburban counties which include Bergen, Morris, Passaic, Sussex and Essex counties in Northern New Jersey and surrounding areas. Certain of Lakeland’s consumer loans and lease customers are more diversified nationally. Although Lakeland has a diversified loan portfolio, a large portion of its loans are secured by commercial or residential real property. Lakeland does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Although Lakeland has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy. Commercial and standby letters of credit were granted primarily to commercial borrowers.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2003 and 2002 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 2003 and 2002 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$46,084	$46,084	$35,465	$35,465
Investment securities available for sale	557,402	557,402	361,760	361,760
Investment securities held to maturity	43,009	43,650	46,083	46,436
Loans	851,536	851,342	718,676	728,570

Financial Liabilities:
Deposits	1,325,682	1,329,100	$1,059,092	1,063,617
Federal funds purchased and securities sold under agreements to repurchase	51,423	51,423	19,974	19,994
Long-term debt	34,500	37,962	31,000	35,419
Guaranteed preferred beneficial interests in Company’s subordinated debentures	55,000	54,084	—	—
Commitments:
Standby letters of credit	—	13	—	15

NOTE 18 - REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the banks will be unimpaired, and: (1) the banks will have a surplus, as defined, of not less than 50% of their capital, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of the banks. Under these limitations, approximately $121.9 million was available for payment of dividends from Lakeland to the Company as of December 31, 2003.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2003, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank of New York and the FDIC categorized the Company and Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2003 and 2002, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2003
Total capital (to risk-weighted assets)
Company	$150,058	15.96%	≥	$75,202	≥	8.00%		N/A	N/A
Lakeland	111,474	11.93		74,781		8.00	≥	$93,476	≥10.00%

Tier I capital (to risk-weighted assets)
Company	$120,190	12.79%	≥	$37,601	≥	4.00%		N/A	N/A
Lakeland	99,726	10.67		37,390		4.00	≥	$56,086	≥6.00%

Tier I capital (to average assets)
Company	$120,190	7.84%	≥	$61,338	≥	4.00%		N/A	N/A
Lakeland	99,726	6.53		61,099		4.00	≥	$76,374	≥5.00%

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2002
Total capital (to risk-weighted assets)
Company	$92,948	12.20%	≥	$60,933	≥	8.00%		N/A	N/A
Lakeland	85,290	11.27		60,520		8.00	≥	$75,650	≥10.00%

Tier I capital (to risk-weighted assets)
Company	$83,326	10.94%	≥	$30,467	≥	4.00%		N/A	N/A
Lakeland	75,732	10.01		30,260		4.00	≥	$45,390	≥6.00%

Tier I capital (to average assets)
Company	$83,326	7.01%	≥	$47,543	≥	4.00%		N/A	N/A
Lakeland	75,732	6.38		47,455		4.00	≥	$59,319	≥5.00%

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Total interest income	$16,211	$16,002	$16,379	$18,330
Total interest expense	3,901	3,547	4,209	4,567

Net interest income	12,310	12,455	12,170	13,763
Provision for loan and lease losses	750	750	750	750
Noninterest income	2,314	2,710	2,934	2,968
Gains on sales of investment securities	265	487	934	171
Noninterest expense	8,967	9,387	9,651	10,282

Income before taxes	5,172	5,515	5,637	5,870
Income taxes	1,629	1,769	1,815	1,874

Net income	$3,543	$3,746	$3,822	$3,996

Earnings per share
Basic	$0.24	$0.25	$0.25	$0.25
Diluted	$0.23	$0.25	$0.25	$0.25

	Quarter ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except per share amounts)
Total interest income	$15,584	$16,376	$16,498	$17,062
Total interest expense	4,389	4,288	4,490	4,179

Net interest income	11,195	12,088	12,008	12,883
Provision for loan and lease losses	750	750	8,250	750
Noninterest income	2,151	2,308	2,228	2,314
Gains(losses) on sales of investment securities	74	(11)	812	1
Noninterest expense	7,974	8,457	8,396	8,760

Income (loss) before taxes	4,696	5,178	(1,598)	5,688
Income taxes (benefit)	1,455	1,667	(887)	1,652

Net income (loss)	$3,241	$3,511	$(711)	$4,036

Earnings (loss) per share
Basic	$0.22	$0.23	$(0.05)	$0.27
Diluted	$0.21	$0.23	$(0.05)	$0.27

NOTE 20 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

BALANCE SHEETS

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
ASSETS
Cash and due from banks	$32,090	$1,390
Investment securities available for sale	4,750	3,921
Investment in bank subsidiary	127,875	82,821
Land held for sale	1,627	1,860
Other assets	2,228	1,140

TOTAL ASSETS	$168,570	$91,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$916	$365
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	56,703	—
Stockholders’ equity	110,951	90,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,570	$91,132

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
INCOME
Dividends from subsidiary	$10,747	$7,835	$10,355
Other income	526	761	262

TOTAL INCOME	11,273	8,596	10,617

EXPENSE
Interest on subordinated debentures	1,062	—	—
Noninterest expenses	493	751	464

TOTAL EXPENSE	1,555	751	464

Income before provision (benefit) for income taxes	9,718	7,845	10,153
Provision (benefit) for income taxes	(357)	3	(71)

Income before equity in undistributed income of subsidiaries	10,075	7,842	10,224
Equity in undistributed income of subsidiaries	5,032	2,235	799

NET INCOME	$15,107	$10,077	$11,023

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,107	$10,077	$11,023
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of securities	(456)	(678)	(215)
Increase in other assets	(855)	(293)	(92)
Increase (decrease) in other liabilities	83	—	(12)
Equity in undistributed income of subsidiaries	(5,032)	(2,235)	(799)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,847	6,871	9,905

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(447)	(1,281)	(3,501)
Proceeds from sale of securities available for sale	1,449	2,140	547
Purchase of CSB Financial Corp.	(20,806)	—	—
Contribution to subsidiary	(6,000)	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(25,804)	859	(2,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(5,731)	(5,065)	(4,474)
Purchase of treasury stock	(2,082)	(3,172)	(1,519)
Proceeds from issuance of subordinated debentures	55,000	—	—
Exercise of stock options	470	340	181

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	47,657	(7,897)	(5,812)

Net increase (decrease) in cash and cash equivalents	30,700	(167)	1,139
Cash and cash equivalents, beginning of year	1,390	1,557	418

CASH AND CASH EQUIVALENTS, END OF YEAR	$32,090	$1,390	$1,557

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Lakeland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/    GRANT THORNTON LLP

Philadelphia, Pennsylvania

January 14, 2004

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A - Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10 - Directors and Executive Officers of the Registrant

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders.

ITEM 13 - Certain Relationships and Related Transactions

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders.

ITEM 14 - Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2003 and 2002.

(ii)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2003.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2003.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Certified Public Accountants.

(a)	2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a)	3. Exhibits

2.1	Agreement and Plan of Merger, dated as of March 31, 2003, among the Registrant, Lakeland Bank, CSB Financial Corp. and Community State Bank, is incorporated by referenced to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2003.

2.2	Agreement and Plan of Merger, dated as of October 24, 2003, between the Registrant and Newton Financial Corporation, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2003.

3.1	Certificate of Incorporation of the Registrant, as amended, is incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

3.2	By-Laws of the Registrant, as amended and restated through March 12, 2004.

10.1	Lakeland Bank Directors’ Deferred Compensation Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.2	Lakeland Bancorp, Inc. 2000 Equity Compensation Program is incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.3	Employment Agreement – Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.5	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Certified Public Accountants.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Forward-looking Statement Information.

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K with the SEC during the fourth quarter of 2003:

1.	8-K filed October 15, 2003, reporting the Company’s third quarter earnings;

2.	8-K filed October 28, 2003, reporting the signing of a settlement agreement between Lakeland Bank and American Motorists Insurance Company pertaining to certain pending litigation;

3.	8-K filed October 29, 2003, reporting the signing of the Agreement and Plan of Merger, dated as of October 24, 2003, between the Company and Newton Financial Corporation; and

4.	8-K filed December 31, 2003, reporting the issuance of $25.0 million in trust preferred securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 12, 2004	By:	/s/ Roger Bosma

Roger Bosma
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Roger Bosma Roger Bosma	Director, Chief Executive Officer, and President	March 12, 2004

/s/ Robert B. Nicholson III* Robert B. Nicholson III	Director	March 12, 2004

/s/ John W. Fredericks* John W. Fredericks	Director	March 12, 2004

/s/ Bruce G. Bohuny* Bruce G. Bohuny	Director	March 12, 2004

/s/ Mary Ann Deacon* Mary Ann Deacon	Director	March 12, 2004

/s/ Mark J. Fredericks* Mark J. Fredericks	Director	March 12, 2004

/s/ Stephen R. Tilton, Sr.* Stephen R. Tilton, Sr.	Director	March 12, 2004

/s/ Paul P. Lubertazzi* Paul P. Lubertazzi	Director	March 12, 2004

/s/ Joseph P. O’Dowd* Joseph P. O’Dowd	Director	March 12, 2004

/s/ John Pier* John Pier	Director	March 12, 2004

/s/ Arthur L. Zande* Arthur L. Zande	Director	March 12, 2004

/s/ Charles L. Tice* Charles L. Tice	Director	March 12, 2004

/s/ George H. Guptill, Jr.* George H. Guptill, Jr.	Director	March 12, 2004

/s/ Joseph F. Hurley Joseph F. Hurley	Executive Vice President and Chief Financial Officer	March 12, 2004

*By:	/s/ Roger Bosma

Roger Bosma
Attorney-in-Fact