Form 10-Q
period 2004-03-31
LAKELAND BANCORP INC
filed 2004-05-10
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

__________________________________________________________________________

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2004 there were 15,976,148 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (unaudited)	December 31, 2003
	(dollars in thousands)
ASSETS
Cash	$45,499	$42,760
Interest-bearing deposits due from banks	9,618	3,324

Total cash and cash equivalents	55,117	46,084
Investment securities available for sale	551,195	557,402
Investment securities held to maturity; fair value of $40,643 in 2004 and $48,650 in 2003	39,743	43,009
Loans, net of deferred fees	860,675	851,536
Less: allowance for loan and lease losses	17,198	16,899

Net loans	843,477	834,637
Premises and equipment - net	27,304	27,510
Accrued interest receivable	6,528	6,391
Goodwill and other identifiable intangible assets	28,383	27,609
Bank owned life insurance	27,854	27,575
Other assets	13,948	15,073

TOTAL ASSETS	$1,593,549	$1,585,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$253,081	$242,710
Savings and interest-bearing transaction accounts	807,683	795,485
Time deposits under $100 thousand	206,752	209,216
Time deposits $100 thousand and over	76,129	78,271

Total deposits	1,343,645	1,325,682
Federal funds purchased and securities sold under agreements to repurchase	32,286	51,423
Long-term debt	34,500	34,500
Subordinated debentures	56,703	—
Other liabilities	8,723	7,734
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	55,000

TOTAL LIABILITIES	1,475,857	1,474,339

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 16,483,551 at March 31, 2004 and December 31, 2003; outstanding shares, 15,976,148 at March 31, 2004 and 15,948,526 at December 31, 2003	131,093	131,116
Accumulated Deficit	(11,007)	(12,980)
Treasury stock, at cost, 507,403 shares in 2004 and 535,025 shares in 2003	(7,142)	(7,283)
Accumulated other comprehensive income	4,748	98

TOTAL STOCKHOLDERS’ EQUITY	117,692	110,951

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,593,549	$1,585,290

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended March 31,
	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$12,669	$11,853
Federal funds sold and interest-bearing deposits with banks	10	68
Taxable investment securities	5,013	3,632
Tax-exempt investment securities	764	658

TOTAL INTEREST INCOME	18,456	16,211

INTEREST EXPENSE
Deposits	3,387	3,436
Federal funds purchased and securities sold under agreements to repurchase	111	63
Long-term debt	1,400	402

TOTAL INTEREST EXPENSE	4,898	3,901

NET INTEREST INCOME	13,558	12,310
Provision for loan and lease losses	875	750

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	12,683	11,560
NONINTEREST INCOME
Service charges on deposit accounts	1,864	1,511
Commissions and fees	629	539
Gains on the sales of investment securities	3	265
Income on bank owned life insurance	279	176
Other income	101	88

TOTAL NONINTEREST INCOME	2,876	2,579

NONINTEREST EXPENSE
Salaries and employee benefits	5,547	4,959
Net occupancy expense	1,021	925
Furniture and equipment	845	814
Stationery, supplies and postage	348	330
Legal fees	484	253
Marketing expense	315	196
Other expenses	1,751	1,490

TOTAL NONINTEREST EXPENSE	10,311	8,967

Income before provision for income taxes	5,248	5,172
Provision for income taxes	1,679	1,629

NET INCOME	$3,569	$3,543

EARNINGS PER SHARE
Basic	$0.22	$0.24

Diluted	$0.22	$0.23

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2004	2003
	(in thousands)
NET INCOME	$3,569	$3,543

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	4,648	(1)
Less: reclassification for gains included in net income	(2)	(178)

Other Comprehensive Income	4,650	177

TOTAL COMPREHENSIVE INCOME	$8,219	$3,720

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2002	14,671,097	$101,664	($9,436)	($5,881)	$4,420	$90,767
Net Income 2003	—	—	15,107	—	—	15,107
Other comprehensive income, net of tax	—	—	—	—	(4,322)	(4,322)
Exercise of stock options	—	(210)	—	680	—	470
Shares issued for the purchase of CSB Financial Corp	1,028,492	16,742	—	—	—	16,742
Stock dividend	783,962	12,920	(12,920)	—	—	—
Cash dividends	—	—	(5,731)	—	—	(5,731)
Purchase of treasury stock	—	—	—	(2,082)	—	(2,082)

BALANCE DECEMBER 31, 2003	16,483,551	131,116	(12,980)	(7,283)	98	110,951
Net Income, first quarter 2004	—	—	3,569	—	—	3,569
Other comprehensive income, net of tax	—	—	—	—	4,650	4,650
Exercise of stock options	—	(23)	—	322	—	299
Cash dividends	—	—	(1,596)	—	—	(1,596)
Purchase of treasury stock	—	—	—	(181)	—	(181)

BALANCE MARCH 31, 2004 (unaudited)	16,483,551	$131,093	($11,007)	($7,142)	$4,748	$117,692

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the three months ended March 31,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,569	$3,543
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,068	1,858
Depreciation and amortization	756	614
Provision for loan and lease losses	875	750
Gain on sales and calls of securities	(3)	(265)
Deferred income tax	914	602
(Increase) decrease in other assets	(2,079)	1,488
Increase (decrease) in other liabilities	989	(625)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,089	7,965

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	37,798	47,359
Held for maturity	3,231	3,808
Proceeds from sales of securities available for sale	—	16,249
Purchase of securities:
Available for sale	(24,746)	(74,488)
Held for maturity	—	(5,291)
Net increase in loans	(10,239)	(7,851)
Capital expenditures	(448)	(314)
Net decrease in other real estate owned	—	1

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,596	(20,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,963	58,999
Decrease in federal funds purchased and securities sold under agreements to repurchase	(19,137)	(6,646)
Purchase of treasury stock	(181)	(936)
Exercise of stock options	299	270
Dividends paid	(1,596)	(1,352)

NET CASH PROVIDED BY (USED) IN) FINANCING ACTIVITIES	(2,652)	50,335

Net increase in cash and cash equivalents	9,033	37,773
Cash and cash equivalents, beginning of year	46,084	35,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,117	$73,238

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2004. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

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

At March 31, 2004, the Company had four stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts).

	For the Three Months Ended March 31,
	2004	2003
Net income, as reported	$3,569	$3,543
Deduct: Stock-based compensation costs determined under fair value based method for all awards	197	124

Pro forma net income	$3,372	$3,419

Earnings per share:
Basic, as reported	$0.22	$0.24
Basic, pro forma	$0.21	$0.23
Diluted, as reported	$0.22	$0.23
Diluted, pro forma	$0.21	$0.23

Stock Options outstanding were 829,457 and 747,464 at March 31, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003: dividend rate of 2%, expected volatility of 35%, risk-free interest rate of 3.39% and expected lives of 7 years. The Company did not grant stock options for the three months ended March 31, 2004.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment-an Amendment of FASB Statement No. 123 and APB 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company is currently evaluating this proposed statement and its effects on its results of operations.

Note 2. Statement of Cash Flow Information.

	For the three months ended March 31,
	2004	2003
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$900	$450
Cash paid during the period for interest	4,514	3,857

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

All weighted average, actual shares and per share information has been adjusted retroactively for the effects of stock dividends. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31,
(In thousands except per share data)	2004	2003
Income applicable to common stock	$3,569	$3,543

Weighted average number of common shares outstanding - basic	15,956	14,921
Stock options	227	233

Weighted average number of common shares and common share equivalents - diluted	16,183	15,154

Basic earnings per share	$0.22	$0.24

Diluted earnings per share	$0.22	$0.23

Note 4. Investment Securities

AVAILABLE FOR SALE	March 31, 2004				December 31, 2003
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$148,070	$1,204	($769)	$148,505	$160,834	$448	$(2,487)	$158,795
Mortgage-backed securities	330,036	2,745	(1,063)	331,718	331,995	1,593	(3,541)	330,047
Obligations of states and political subdivisions	51,303	2,705	(2)	54,006	51,559	2,079	(20)	53,618
Other debt securities	4,099	44	(2)	4,141	4,102	35	(69)	4,068
Other equity securities	10,389	2,436	—	12,825	8,965	1,909	—	10,874

	$543,897	$9,134	$(1,836)	$551,195	$557,455	$6,064	$(6,117)	$557,402

HELD TO MATURITY	March 31, 2004				December 31, 2003
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$8,517	$148	$—	$8,665	$11,031	$267	$—	$11,298
Mortgage-backed securities	2,486	111	—	2,597	2,857	119	—	2,976
Obligations of states and political subdivisions	28,140	670	(29)	28,781	28,521	436	(181)	28,776
Other	600	—	—	600	600	—	—	600

	$39,743	$929	$(29)	$40,643	$43,009	$822	$(181)	$43,650

	March 31, 2004
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$9,058	$9,137	$16,143	$16,387
Due after one year through five years	62,944	64,563	3,684	3,850
Due after five years through ten years	117,546	118,910	12,230	12,549
Due after ten years	13,924	14,042	5,200	5,260

	203,472	206,652	37,257	38,046
Mortgage-backed securities	330,036	331,718	2,486	2,597
Other investments	10,389	12,825	—

Total securities	$543,897	$551,195	$39,743	$40,643

Note 5. Loans.

	March 31, 2004	December 31, 2003
	(in thousands)
Commercial	$407,856	$399,468
Real estate-construction	20,275	20,476
Real estate-mortgage	177,125	178,404
Installment	256,794	254,039

Total loans	862,050	852,387

Less:deferred fees	1,375	851

Loans net of deferred fees	860,675	851,536

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2004 and 2003, and the average recorded investment in impaired loans during the three months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding three months)
March 31, 2004	$15.9 million	$7.0 million	$15.8 million
March 31, 2003	$20.0 million	$9.0 million	$20.3 million

Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $16,000 in the first three months of 2004. Interest that would have accrued had the loans performed under original terms would have been $377,000 for the first three months of 2004.

Note 6. Variable Interest Entities

Management has determined that Lakeland Bancorp Capital Trust I, Lakeland Bancorp Capital Trust II and Lakeland Bancorp Capital Trust III (collectively, “the Trusts”) qualify as variable interest entities under FASB Interpretation 46, as revised. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts are included in the Company’s consolidated balance sheets and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) “Consolidation of Variable Interest Entities,” the provisions of which must be applied to certain variable interest entities by March 31, 2004.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates the Trusts as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts’ expected residual returns. The deconsolidation results in the investment in the common stock of the Trusts to be included in other assets as of March 31, 2004 and the corresponding increase in subordinated debentures of $1.7 million. In addition, the income received on the Company’s common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations of the Company. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for trust-preferred securities issued by the Trusts based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as the Trusts become available, management will have to reevaluate its potential impact to its Tier I capital calculation under such interpretations.

Note 7. Postretirement Health Care Benefits

The components of net periodic postretirement benefit cost are as follows:

	For the three months ended March 31,
	2004	2003
	(in thousands)
Service cost	$17	$17
Interest cost	9	9
Expected return on plan assets	—	—
Amortization of prior service cost	(2)	—
Amortization of unrecognized net actuarial loss	12	12
Amortization of transition obligation	1	1

Net periodic benefit expense	$37	$39

The Company currently expects to contribute approximately $26,000 to our post retirement benefit plan in 2004. The Company made contributions of $7,000 to the plan in the three months ended March 31, 2004.

Note 8. Director’s Retirement Plan

The components of net periodic plan costs for the director’s retirement plan are as follows:

	For the three months ended March 31,
	2004	2003
	(in thousands)
Service cost	$2	$1
Interest cost	9	9
Amortization of prior service cost	8	8

Net periodic benefit expense	$19	$18

The Company currently expects to contribute approximately $37,000 to the director’s retirement plan in 2004. The Company made contributions of $37,000 to the plan in the three months ended March 31, 2004.

Note 9. Acquisitions

On August 25, 2003, the Company and Lakeland completed a merger with CSB Financial Corp and its subsidiary Community State Bank pursuant to which CSB Financial Corp and Community were merged into the Company and Lakeland. Subject to specified allocation procedures in the merger agreement, CSB shareholders had the right to elect to receive shares of the Company’s common stock or cash in the merger. Under the terms of the merger, each of the 577,513 shares of CSB stock was exchanged for 1.781 shares of Lakeland Bancorp common stock for a total issuance of 1,028,492 shares of stock. The remaining 577,514 shares of CSB stock were exchanged for a cash payment of $29 per share for a total of $16.7 million. Remaining stock options of 55,325 were paid at a rate of $29 per share less the exercise price of the options for a total cash payment of $856,000. The acquisition resulted in the recording of approximately $22.6 million of goodwill and other intangible assets. The Company acquired assets, loans and deposits of $141.2 million, $87.2 million and $125.7 million, respectively. The transaction was accounted for under the purchase method of accounting. Results of operations for the first quarter of 2003 do not include results of operations for CSB.

On October 27, 2003, the Company entered into an agreement and plan of merger with Newton Financial Corp. which provides for the merger of Newton Financial Corp. into the Company. Newton shareholders have the right to elect stock or cash in the merger subject to certain allocation provisions which provide that up to 25% of Newton’s stock may be exchanged for cash. Newton shareholders who receive stock will receive 4.5 shares of the Company’s stock for each of their Newton shares. Newton shareholders who receive cash will receive $72.08 per share. At the time the merger was announced, the Company valued this transaction at $99 million based on 1.36 million Newton shares outstanding and 23,600 Newton stock options outstanding. The merger of Newton with the Company has been approved by the shareholders of the Company and Newton. All regulatory approvals for the merger have been obtained. Consummation of the merger remains subject to the judicial confirmation that Newton’s shares are validly issued and outstanding. Past and present shareholders of Newton have been given the opportunity to be heard regarding this matter and Newton has requested a court hearing in May 2004 on the merits of its request for a declaratory judgment.

Note 10. New Accounting Pronouncements

The SEC recently released Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

Note 11. Commitments and Contingencies

Litigation

Reference is made to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003, for a description of litigation concerning various pools of commercial leases that Lakeland purchased from Commercial Money Center, Inc. (”CMC”), which has filed for bankruptcy protection, and the surety bonds issued by surety companies to guarantee the income stream of those leases. As of March 31, 2004, $10.5 million of the leases were on non-accrual. On April 29, 2004, an amended complaint was filed in the Clayton case described in the 10-K. The complaint, which is captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al, is pending in the Los Angeles County Superior Court. The allegations in the amended complaint against Lakeland are substantially the same as those in the initial complaint, as described in the 10-K. In addition, the withdrawal of reference motion in the adversary proceeding against Lakeland by the Bankruptcy Trustee on the CMC Bankruptcy, described in the 10-K as pending was subsequently withdrawn. Based on its examination of these matters and discussions with legal counsel, Lakeland continues to believe that it has substantial and meritorious positions and claims in the above matters. Lakeland intends to vigorously exercise all its rights and remedies to obtain the required payments.

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

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and competitive factors; whether or not the

Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 11 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q; changes in the conditions of the capital markets in general and in the capital markets for financial institutions in particular and the impact of the war in Iraq on such markets; the ability of the Company to integrate Newton Financial Corp promptly into the Company’s overall business and plans if the pending merger with Newton Financial Corp is consummated; and the extent and timing of legislative and regulatory actions and reforms.

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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates implicit in these financial statements are as follows:

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages.

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

Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan and lease losses, deferred loan fees, deferred compensation and securities available for sale.

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested its goodwill as of December 31, 2003 and determined that it is not impaired.

Results of Operations

(First three months of 2004 compared to first three months of 2003)

Net Income

Net income for the first three months of 2004 was $3.6 million compared to the $3.5 million reported for the same period in 2003. Diluted earnings per share decreased from $0.23 in first quarter 2003 to $0.22 in first quarter 2004. Return on Average Assets was 0.91% and Return on Average Equity was 12.73% for the first quarter 2004. The decline in the Company’s earnings per share resulted from more shares being outstanding due to the acquisition of CSB Financial Corp in third quarter 2003. The Company’s earnings were impacted this quarter by an increase in interest expense on long-term debt due to the issuance of $55 million in trust preferred securities in the second and fourth quarters of 2003. Also impacting net income was a reduction in gains on sales of securities and an increase in the Company’s provision for loan and lease losses. These items will be discussed in further detail below.

Net Interest Income

Net interest income on a tax equivalent basis for first quarter 2004 was $14.0 million, representing a $1.3 million or 10% increase from the $12.7 million earned in 2003. The increase in net interest income results from an increase in interest income due to an increase in average interest-earning assets outstanding offset partially by the increase in interest expense resulting from the issuance of trust preferred debt in the latter part of 2003. The net interest margin decreased from 4.49% in first quarter 2003 to 3.86% in first quarter 2004.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-bearing assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities), (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates are computed on a tax equivalent basis.

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the three months ended, March 31, 2004			For the three months ended, March 31, 2003
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$850,378	$12,669	5.99%	$720,210	$11,853	6.67%
Taxable investment securities	513,241	5,013	3.91%	342,295	3,632	4.24%
Tax-exempt securities	79,883	1,175	5.89%	63,500	1,012	6.38%
Federal funds sold (B)	10,285	10	0.39%	18,821	68	1.45%

Total interest-earning assets	1,453,787	18,867	5.21%	1,144,826	16,565	5.85%
Noninterest-earning assets:
Allowance for loan and lease losses	(17,201)			(18,325)
Other assets	145,079			104,536

TOTAL ASSETS	$1,581,665			$1,231,037

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$290,343	$385	0.53%	$273,416	$671	1.00%
Interest-bearing transaction accounts	511,305	1,378	1.08%	352,257	1,064	1.22%
Time deposits	285,318	1,624	2.28%	251,567	1,701	2.70%
Borrowings	131,226	1,511	4.61%	49,364	465	3.77%

Total interest-bearing liabilities	1,218,192	4,898	1.61%	926,604	3,901	1.69%

Noninterest-bearing liabilities:
Demand deposits	242,464			206,747
Other liabilities	8,252			6,997
Stockholders’ equity	112,757			90,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,581,665			$1,231,037

Net interest income/spread		13,969	3.60%		12,664	4.15%
Tax equivalent basis adjustment		411			354

NET INTEREST INCOME		$13,558			$12,310

Net interest margin (C)			3.86%			4.49%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(B)	Includes interest-bearing cash accounts.

(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $16.6 million in first quarter 2003 to $18.9 million in 2004, an increase of $2.3 million or 14%. Average earning assets increased $309.0 million or 27% from $1.14 billion in first quarter 2003 to $1.45 billion in first quarter 2004. The increase in earning assets included $126.2 million in earning assets acquired in the purchase of CSB Financial Corp. The impact of the increase in earning assets was offset by the impact of a decline in the yield on earning assets from 5.85% in first quarter 2003 to 5.21% in first quarter 2004, a 64 basis point decrease. The drop in the yield on earning assets can be attributed to the decline in the overall interest rate environment and to a change in the mix of earning assets. Total investment securities as a percent of earning assets increased from 35% in first quarter 2003 to 41% in first quarter 2004 as the growth in deposits during 2003 outpaced loan growth. Loans as a percent of average earning assets declined from 63% in the first quarter of 2003 to 58% in the first quarter of 2004.

Total interest expense increased from $3.9 million in first quarter 2003 to $4.9 million in first quarter 2004, an increase of $997,000. The issuance of trust preferred debt in the second and fourth quarters of 2003 contributed $960,000 to this increase. A $291.6 million increase in average interest bearing liabilities was offset by an 8 basis point decrease in the cost of funds to 1.61%. Without the impact of the trust preferred debt, the cost of funds would have been 1.36%. The cost of funds was influenced by a decline in rates as well as an increase in lower cost core deposits. Time deposits as a percent of total deposits decreased from 23% in first quarter of 2003 to 21% during the same period in 2004. Lower yielding savings and interest-bearing demand accounts as a percent of deposits increased from 58% in first quarter 2003 to 60% in 2004.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses increased to $875,000 for the three months ended March 31, 2004 compared to $750,000 for the same period last year. During the first quarter of 2004, the Company charged off loans of $704,000 and recovered $128,000 in previously charged off loans compared to $694,000 and $633,000, respectively, during the same period in 2003. For more information, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income, including gains on sales of securities, increased $297,000 or 12% to $2.9 million in first quarter 2004. The gains on securities sold totaled $3,000 in the first quarter of 2004 compared to $265,000 for the same period last year. Service charges on deposit accounts increased $353,000 or 23% to $1.9 million in first quarter 2004 as a result of the Company increasing its service fees and increasing its retention of overdraft charges in second quarter 2003. Commissions and fees increased $90,000 or 17% to $629,000 in the same time period, primarily due to increased loan fees and increased investment services income. Income on bank owned life insurance increased from $176,000 in first quarter 2003 to $279,000 in 2004 resulting from $7.0 million in additional policies purchased in second quarter 2003.

Noninterest Expense

Noninterest expense increased from $9.0 million in the first quarter of 2003 to $10.3 million in 2004, an increase of $1.3 million or 15%. Salaries and employee benefits increased $588,000 from $5.0 million in the first quarter 2003 to $5.5 million in 2004 as a result of additional salaries incurred from the 34 additional employees from the CSB acquisition as well as normal salary and benefit increases. Net occupancy expense increased from $925,000 in first quarter 2003 to $1.0 million in 2004 as a result of costs related to the four branches acquired in the CSB acquisition. Legal fees increased from $253,000 in the first quarter of 2003 to $484,000 in the first quarter of 2004 resulting from the litigation related to the purchased lease pools. Marketing expense increased from $196,000 in first quarter 2003 to $315,000 in 2004 resulting from expenses incurred to advertise in the Bergen County area, the market the Company has entered into as a result of the CSB acquisition. Other expenses increased from $1.5 million in first quarter 2003 to $1.8 million in first quarter 2004, an increase of $261,000 or 18%. The increase in other expenses results from increased core deposit intangible amortization of $69,000 resulting from the CSB acquisition and other increased costs resulting from the CSB acquisition.

Financial Condition

The Company’s total assets increased $8.3 million or 1% from $1.585 billion at December 31, 2003, to $1.594 billion at March 31, 2004. Total deposits increased from $1.326 billion on December 31, 2003 to $1.344 billion on March 31, 2004, an increase of $18.0 million or 1%.

Loans

Loans increased from $851.5 million on December 31, 2003 to $860.7 million on March 31, 2004, an increase of $9.1 million, or 1.0%. The largest growth was seen in commercial loans and leases which increased $8.4 million or 2% from $399.5 million at year-end to $407.9 million on March 31, 2004. Consumer and home equity loans showed a slight increase of $2.8 million or 1%, while residential mortgage loans decreased by $1.3 million or 1% to $177.1 million due to loan refinancing activity.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Non-performing loans:
Non-accrual loans	$16,248	$16,653	$20,399
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	16,248	16,653	20,399
Other real estate owned	—	—	—

TOTAL NON-PERFORMING ASSETS	$16,248	$16,653	$20,399

Loans past due 90 days or more and still accruing	$1,467	$1,248	$1,877

Non-accrual loans decreased from $16.7 million on December 31, 2003 to $16.2 million, or 1.02% of total assets, on March 31, 2004. The decline in non-performing assets resulted primarily from charge-offs taken in first quarter 2004. Of the overall total of loans on non-accrual, $10.5 million or 0.66% of total assets represent the purchased leases that were placed on a non-accrual status in 2002 that are currently being litigated. For more information see Note 11—Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at March 31, 2004 increased $219,000 to $1.5 million. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On March 31, 2004, the Company had $15.9 million in impaired loans (including $15.1 million in non-accrual loans) compared to $16.3 million at year-end 2003. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $7.0 million has been allocated to the allowance for loan and lease losses for impairment at March 31, 2004. At March 31, 2004, the Company also had $7.5 million in loans that were rated substandard and not classified as non-performing or impaired.

There were no loans at March 31, 2004, other than those designated non-performing, impaired, or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Balance of the allowance at the beginning of the year	$16,899	$17,940	$17,940

Loans charged off:
Commercial	389	4,100	307
Home Equity and consumer	315	1,817	387
Real estate—mortgage	—	—	—

Total loans charged off	704	5,917	694

Recoveries:
Commercial	19	653	527
Home Equity and consumer	109	350	106
Real estate—mortgage	—	1	—

Total Recoveries	128	1,004	633

Net charge-offs:	576	4,913	61
Addition related to acquisition of CSB	—	872	—
Provision for loan and lease losses charged to operations	875	3,000	750

Ending balance	$17,198	$16,899	$18,629

Ratio of net charge-offs to average loans outstanding	0.27%	0.64%	0.03%
Ratio of allowance at end of period as a percentage of period end total loans	2.00%	1.98%	2.57%

The ratio of the allowance for loan and lease losses to loans outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio. The determination of the adequacy of the allowance for loan and lease losses and periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. The evaluation process is undertaken on a quarterly basis.

Methodology employed for assessing the adequacy of the allowance for loan and lease losses consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by Lakeland or Lakeland’s external loan review consultant.

•	The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 – 4 family residential mortgages and consumer loans.

•	The establishment of reserve amounts for the non-criticized loans in each portfolio based upon the historical average loss experience of these portfolios.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2004. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 4 to the Notes to Consolidated Financial Statements contained in this 10-Q. Total investment securities decreased from $600.4 million on December 31, 2003 to $590.9 million on March 31, 2004, a decrease of $9.5 million, or 2%. Investment securities available for sale decreased from $557.4 million on December 31, 2003 to $551.2 million on March 31, 2004, an decrease of $6.2 million, or 1%. Investment securities held to maturity decreased from $43.0 million on December 31, 2003 to $39.7 million on March 31, 2004, a decrease of $3.3 million. Maturities and principal repayments from the investment security portfolio were used to pay off federal funds purchased during the quarter.

Deposits

Total deposits increased from $1.326 billion on December 31, 2003 to $1.344 billion on March 31, 2004, an increase of $18.0 million, or 1%. Total non-interest bearing deposits increased from $242.7 million to $253.1 million, an increase of $10.4 million or 4%. Savings and interest bearing transaction accounts increased from $795.5 million on December 31, 2003 to $807.7 million on March 31, 2004, an increase of $12.2 million or 2%. Total core deposits, which comprise non-interest bearing deposits and savings and interest bearing transaction accounts, increased by $22.6 million or 2% to $1.061 billion. Core deposits are 79% of total deposits compared to 78% at year-end as the Company continues to see funds shifting into transaction accounts as an alternative to other investment options. Time deposits under $100,000 decreased $2.5 million to $206.8 million, while time deposits $100,000 and over decreased $2.1 million to $76.1 million.

Liquidity

Cash and cash equivalents, at $55.1 million on March 31, 2004, increased $9.0 million or 20% from year-end. At March 31, 2003, the Company had $12.3 million in federal funds purchased outstanding. Operating activities, principally the result of the Company’s net income, provided $6.1 million in net cash. Investing activities provided $5.6 million in net cash, primarily reflecting the net provision of funds by the investment portfolio of $16.3 million offset by the use of funds for loans of $10.2 million. Financing activities used $2.7 million in net cash, reflecting a decrease in fed funds purchased and securities sold under agreements to repurchase of $19.1 million offset by an increase in deposits of $18.0 million. Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At March 31, 2004, Lakeland had outstanding loan origination commitments of $179.4 million. These commitments include $152.3 million that mature within one year; $10.7 million that mature after one but within three years; $3.9 million that mature after three but within five years and $12.5 million that mature after five years. Lakeland also had $8.4 million in letters of credit outstanding at March 31, 2004. This included $6.1 million that are maturing within one year; $1.5 million that mature after one but within three years; $42,000 that mature after three but within 5 years and $743,000 that mature after five years. Time deposits issued in amounts of $100,000 or more maturing within one year total $48.6 million.

Capital Resources

Stockholders’ equity increased from $111.0 million on December 31, 2003 to $117.7 million on March 31, 2004. Book value per common share increased to $7.37 on March 31, 2004 from $6.96 on December 31, 2003. The increase in stockholders’ equity from December 31, 2003 to March 31, 2004 results from net income offset by dividends paid to shareholders. Also impacting the increase in stockholders’ equity is the increase in accumulated other comprehensive income resulting from the increase in the market value of the securities portfolio.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2004, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2004, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

	Tier 1 Capital to Total Average Assets Ratio March 31, 2004	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2004	Total Capital to Risk-Weighted Assets Ratio March 31, 2004
Capital Ratios:
The Company	7.88%	12.88%	15.97%
Lakeland Bank	6.46%	10.61%	11.87%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At March 31, 2004, the cumulative one-year gap was $8.2 million or 0.5% of total assets compared to a ($90.3) million or (5.6%) of assets at December 31, 2003. The change in the Company’s gap position primarily resulted from an increase in floating rate loans, a decrease in the weighted average lives of the investment portfolio and a reduction in short-term borrowed funds.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at March 31, 2004 was $175.7 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline 17.2% and would decline 5.9% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate shock increase, the Company’s projected net interest income for the next 12 months would decline 0.6%, and would decline 1.4% for a 200 basis point rate shock decrease. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4	Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Reference is made to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003, for a description of litigation concerning various pools of commercial leases that Lakeland purchased from Commercial Money Center, Inc. (“CMC”), which has filed for bankruptcy protection, and the surety bonds issued by surety companies to guarantee the income stream of those leases. As of March 31, 2004, $10.5 million of the leases were on non-accrual. On April 29, 2004, an amended complaint was filed in the Clayton case described in the 10-K. The complaint, which is captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al, is pending in the Los Angeles County Superior Court. The allegations in the amended complaint against Lakeland are substantially the same as those in the initial complaint, as described in the 10-K. In addition, the withdrawal of reference motion in the adversary proceeding against Lakeland by the Bankruptcy Trustee in the CMC Bankruptcy described in the 10-K as pending was subsequently withdrawn. Based on its examination of these matters and discussions with legal counsel, Lakeland continues to believe that it has substantial and meritorious positions and claims in the above matters. Lakeland intends to vigorously exercise all its rights and remedies to obtain the required payments.

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

Item 2	Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In January 2004, the Company’s Board of Directors authorized a stock buyback plan for the purchase of up to 250,000 shares of the Company’s currently issued and outstanding common stock in 2004. Purchases under the stock buyback program may be made in the open market or in privately negotiated transactions. The amount of shares purchasable in the stock buyback plan may be increased depending on the ultimate number of shares issued in the pending Newton Financial Corp. acquisition. Through March 31, 2004, the Company purchased 11,000 shares under this plan.

Information concerning the 2004 stock repurchases is set forth below.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1: January 1 through 31, 2004	5,000	$16.20	5,000	245,000
Month 2: February 1 through 29, 2004	6,000	$16.58	6,000	239,000
Month 3: March 1 through 31, 2004	none

Item 3	Defaults Upon Senior Securities Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

On March 10, 2004, Lakeland Bancorp, Inc. held a special shareholders’ meeting to approve the merger of Newton Financial Corp. into Lakeland Bancorp, Inc. The vote approving the merger was as follows:

For	Against	Abstain	Total
10,253,283	288,862	50,390	10,592,535

Item 5	Other Information Not Applicable

Item 6.	Exhibits and Reports of Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of October 24, 2003, among the Company and Newton Financial Corp., is incorporated by reference to Exhibit 2.1 on the registrant’s Form 8-K filed October 29, 2003.

31.1	Certification by Roger Bosma pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Roger Bosma and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

(b)	Current Reports on form 8-K filed during the quarter ended March 31, 2004.

An 8-K was filed on January 15, 2004 announcing, under Item 5, a stock buyback program for 2004.

An 8-K was filed on March 9, 2004 stating, under Item 5, that the closing of the Newton Financial Corp merger with Lakeland Bancorp is conditioned on a satisfactory judgment that Newton’s currently outstanding shares are validly issued and outstanding. The NJ Superior Court has determined that certain classes of past and present shareholders of Newton be given the opportunity to be heard with respect to this matter before a final judgment is made.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc. (Registrant)

/s/ Roger Bosma

Roger Bosma
President and Chief Executive Officer

/s/ Joseph F. Hurley

Joseph F. Hurley
Executive Vice President and Chief Financial Officer

May 7, 2004

Date