Form 10-Q
period 2004-06-30
LAKELAND BANCORP INC
filed 2004-08-09
CIK 846901

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2004

            OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of June 30, 2004 there were 16,018,525 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31,
ASSETS	(unaudited)	2003

	(dollars in thousands)
Cash	$42,326	$42,760
Federal funds sold and interest-bearing deposits due from banks	34,353	3,324

Total cash and cash equivalents	76,679	46,084

Investment securities available for sale	523,529	557,402
Investment securities held to maturity; fair value of $62,171
in 2004 and $43,650 in 2003	62,529	43,009
Loans, net of deferred fees	890,860	851,536
Less: allowance for loan and lease losses	17,329	16,899

Net loans	873,531	834,637
Premises and equipment - net	27,633	27,510
Accrued interest receivable	6,329	6,391
Goodwill and other identifiable intangible assets	28,383	27,609
Bank owned life insurance	28,105	27,575
Other assets	15,718	15,073

TOTAL ASSETS	$1,642,436	$1,585,290

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest bearing	$271,562	$242,710
Savings and interest-bearing transaction accounts	867,049	795,485
Time deposits under $100 thousand	198,010	209,216
Time deposits $100 thousand and over	80,137	78,271

Total deposits	1,416,758	1,325,682
Federal funds purchased and securities sold under
agreements to repurchase	19,294	51,423
Long-term debt	33,500	34,500
Subordinated debentures	56,703	—
Other liabilities	5,862	7,734
Guaranteed preferred beneficial interests in Company's
subordinated debentures	—	55,000

TOTAL LIABILITIES	1,532,117	1,474,339

Commitments and contingencies
Stockholders' equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 16,483,551 at June 30, 2004 and December 31, 2003;
outstanding shares, 16,018,525 at June 30, 2004 and
15,948,526 at December 31, 2003	130,968	131,116
Accumulated Deficit	(8,888)	(12,980)
Treasury stock, at cost, 465,026 shares in 2004 and 535,025 shares in 2003	(6,714)	(7,283)
Accumulated other comprehensive income (loss)	(5,047)	98

TOTAL STOCKHOLDERS' EQUITY	110,319	110,951

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,642,436	$1,585,290

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$12,812	$11,725	$25,481	$23,578
Federal funds sold and interest-bearing deposits with banks	38	58	48	126
Taxable investment securities	4,728	3,507	9,741	7,139
Tax-exempt investment securities	735	712	1,499	1,370

TOTAL INTEREST INCOME	18,313	16,002	36,769	32,213

INTEREST EXPENSE
Deposits	3,274	3,030	6,661	6,466
Federal funds purchased and securities sold under agreements to repurchase	56	47	167	110
Long-term debt	1,387	470	2,787	872

TOTAL INTEREST EXPENSE	4,717	3,547	9,615	7,448

NET INTEREST INCOME	13,596	12,455	27,154	24,765
Provision for loan and lease losses	875	750	1,750	1,500

NET INTEREST INCOME AFTER PROVISION FOR
LOAN AND LEASE LOSSES	12,721	11,705	25,404	23,265

NONINTEREST INCOME
Service charges on deposit accounts	1,839	1,808	3,703	3,319
Commissions and fees	729	616	1,358	1,155
Gains on the sales of investment securities	413	487	416	752
Income on bank owned life insurance	251	218	530	394
Other income	96	68	197	156

TOTAL NONINTEREST INCOME	3,328	3,197	6,204	5,776

NONINTEREST EXPENSE
Salaries and employee benefits	5,562	5,051	11,109	10,010
Net occupancy expense	1,004	851	2,025	1,776
Furniture and equipment	907	761	1,752	1,575
Stationery, supplies and postage	341	336	689	666
Legal fees	505	399	989	652
Marketing expense	376	315	691	511
Other expenses	1,883	1,675	3,634	3,165

TOTAL NONINTEREST EXPENSE	10,578	9,388	20,889	18,355

Income before provision for income taxes	5,471	5,514	10,719	10,686
Provision for income taxes	1,753	1,768	3,432	3,397

NET INCOME	$3,718	$3,746	$7,287	$7,289

EARNINGS PER SHARE
Basic	$0.23	$0.25	$0.46	$0.49

Diluted	$0.23	$0.25	$0.45	$0.48

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

	(in thousands)		(in thousands)
NET INCOME	$3,718	$3,746	$7,287	$7,289

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	(9,525)	1,296	(4,875)	1,651
Less: reclassification for gains included in net income	268	333	270	511

Other Comprehensive Income	(9,793)	963	(5,145)	1,140

TOTAL COMPREHENSIVE INCOME	$(6,075)	$4,709	$2,142	$8,429

See accompanying notes to consolidated financial statements

	Lakeland Bancorp, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
	Common stock				Other
					Comprehensive
	Number of		Accumulated	Treasury	Income
	Shares	Amount	deficit	Stock	(Loss)	Total

	(dollars in thousands)
BALANCE DECEMBER 31, 2002	14,671,097	$101,664	($9,436)	($5,881)	$4,420	$90,767
Net Income 2003	—	—	15,107	—	—	15,107
Other comprehensive loss,
net of tax	—	—	—	—	(4,322)	(4,322)
Exercise of stock options	—	(210)	—	680	—	470
Shares issued for the purchase of
CSB Financial Corp	1,028,492	16,742	—	—	—	16,742
Stock dividend	783,962	12,920	(12,920)	—	—	—
Cash dividends	—	—	(5,731)	—	—	(5,731)
Purchase of treasury stock	—	—	—	(2,082)	—	(2,082)

BALANCE DECEMBER 31, 2003	16,483,551	131,116	(12,980)	(7,283)	98	110,951
Net Income, first six months 2004	—	—	7,287	—	—	7,287
Other comprehensive loss,
net of tax	—	—	—	—	(5,145)	(5,145)
Exercise of stock options	—	(148)	—	749	—	601
Cash dividends	—	—	(3,195)	—	—	(3,195)
Purchase of treasury stock	—	—	—	(180)	—	(180)

BALANCE JUNE 30, 2004
(unaudited)	16,483,551	$130,968	($8,888)	($6,714)	($5,047)	$110,319

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the six months ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$7,287	$7,289
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of premiums, discounts and deferred loan
fees and costs	2,005	2,715
Depreciation and amortization	1,561	1,269
Provision for loan and lease losses	1,750	1,500
Gain on sales and calls of securities	(416)	(752)
(Gain) loss on disposition of premises and equipment	40	(9)
Deferred income tax	1,334	(2,423)
Increase in other assets	1,244	3,546
Decrease in other liabilities	(1,872)	(2,891)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,933	10,244

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	80,885	96,582
Held for maturity	9,234	8,628
Proceeds from sales of securities available for sale	—	35,269
Purchase of securities:
Available for sale	(56,273)	(190,263)
Held for maturity	(28,404)	(12,864)
Net increase in loans	(41,433)	(18,854)
Purchase of Bank Owned Life Insurance	—	(5,000)
Proceeds from dispositions of premises and
equipment	1	9
Capital expenditures	(1,521)	(1,116)
Net decrease in other real estate owned	—	(324)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(37,511)	(87,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	91,076	88,873
Decrease in federal funds purchased and
securities sold under agreements to repurchase	(32,129)	(435)
Repayment of long-term debt	(1,000)	—
Issuance of subordinated debentures	—	30,000
Purchase of treasury stock	(180)	(1,138)
Exercise of stock options	601	332
Dividends paid	(3,195)	(2,701)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	55,173	114,931

Net increase in cash and cash equivalents	30,595	37,242
Cash and cash equivalents, beginning of year	46,084	35,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,679	$72,707

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

     At June 30, 2004, the Company had four stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income, as reported	$3,718	$3,746	$7,287	$7,289
Deduct: Stock-based compensation costs
determined under fair value based method
for all awards	197	124	394	248

Pro forma net income	$3,521	$3,622	$6,893	$7,041

Earnings per share:
Basic, as reported	$0.23	$0.25	$0.46	$0.49
Basic, pro forma	$0.22	$0.24	$0.43	$0.47

Diluted, as reported	$0.23	$0.25	$0.45	$0.48
Diluted, pro forma	$0.22	$0.24	$0.43	$0.47

     Stock Options outstanding were 781,590 and 739,707 at June 30, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003: dividend rate of 2%, expected volatility of 35%, risk-free interest rate of 3.39% and expected lives of 7 years. The Company did not grant stock options for the six months ended June 30, 2004.

     On June 30, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment-an Amendment of FASB Statement No. 123 and APB 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company is currently evaluating this proposed statement and its effects on the Company’s results of operations.

Note 2. Statement of Cash Flow Information.

	For the six months ended
	June 30,
	2004	2003

Supplemental schedule of noncash investing and	(in thousands)
financing activities:
Cash paid during the period for income taxes	$4,290	$1,413
Cash paid during the period for interest	9,674	7,407
Transfer of loans receivable to other real estate owned	—	324

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

     All weighted average, actual shares and per share information has been adjusted retroactively for the effects of stock dividends. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands except per share data)	2004	2003	2004	2003

Income applicable to common stock	$3,718	$3,746	$7,287	$7,289

Weighted average number of common
shares outstanding - basic	16,004	14,919	15,980	14,921
Stock options	176	212	189	219
Weighted average number of common shares
and common share equivalents - diluted	16,180	15,132	16,169	15,140

Basic earnings per share	$0.23	$0.25	$0.46	$0.49

Diluted earnings per share	$0.23	$0.25	$0.45	$0.48

Note 4. Investment Securities

AVAILABLE FOR SALE	June 30, 2004				December 31, 2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and
U.S. government agencies	$153,467	$73	($3,982)	$149,558	$160,834	$448	$(2,487)	$158,795
Mortgage-backed securities	314,613	602	(8,101)	307,114	331,995	1,593	(3,541)	330,047
Obligations of states and
political subdivisions	47,792	1,112	(146)	48,758	51,559	2,079	(20)	53,618
Other debt securities	4,096	42	(11)	4,127	4,102	35	(69)	4,068
Other equity securities	11,724	2,305	(57)	13,972	8,965	1,909	—	10,874

	$531,692	$4,134	$(12,297)	$523,529	$557,455	$6,064	$(6,117)	$557,402

HELD TO MATURITY	June 30, 2004				December 31, 2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and
U.S. government agencies	$15,796	$55	($32)	$15,819	$11,031	$267	$—	$11,298

Mortgage-backed securities	19,273	109	(31)	19,351	2,857	119		2,976
Obligations of states and
political subdivisions	27,460	185	(644)	27,001	28,521	436	(181)	28,776
Other	—	—	—	—	600	—	—	600

	$62,529	$349	$(707)	$62,171	$43,009	$822	$(181)	$43,650

	June 30, 2004

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)
Due in one year or less	$7,376	$7,438	$12,722	$12,860
Due after one year through
five years	73,734	73,525	7,327	7,398
Due after five years through ten
years	111,088	108,630	19,316	18,890
Due after ten years	13,157	12,850	3,891	3,672

	205,355	202,443	43,256	42,820
Mortgage-backed securities	314,613	307,114	19,273	19,351
Other investments	11,724	13,972	—	—

Total securities	$531,692	$523,529	$62,529	$62,171

In 2002, the Company recorded an other than temporary impairment loss of $400,000 on a bond because the issuer of the bond had declared bankruptcy and was in default on its interest payments. During the second quarter of 2004, the issuer paid the bond in full and the Company recorded a gain of $400,000.

Note 5. Loans.

	June 30,	December 31,
	2004	2003

	(in thousands)
Commercial	$424,703	$399,468
Real estate-construction	26,632	20,476
Real estate-mortgage	179,850	178,404
Installment	261,370	254,039

Total loans	892,555	852,387

Less:deferred fees	1,695	851

Loans net of deferred fees	$890,860	$851,536

     The Company follows Statement of Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (known as “SFAS No. 114”), and Statement of Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures.” Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

     The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2004 and 2003, and the average recorded investment in impaired loans during the six months preceding those dates:

Average Recorded
Investment (over
Date	Investment	Valuation Allowance	preceding six months)

June 30, 2004	$15.1 million	$6.8 million	$15.5 million
June 30, 2003	$19.5 million	$9.4 million	$19.7 million

     Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $162,000 in the first six months of 2004. Interest that would have accrued had the loans performed under original terms would have been $727,000 for the first six months of 2004.

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

     The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates the Trusts as of June 30, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts’ expected residual returns. The deconsolidation results in the investment in the common stock of the Trusts to be included in other assets as of June 30, 2004 and the corresponding increase in subordinated debentures of $1.7 million. In addition, the income received on the Company’s common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations of the Company.

     The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule would take effect March 31, 2007; however, a three year transition period starting now and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

Note 7. Postretirement Health Care Benefits

The components of net periodic postretirement benefit cost are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003

	(in thousands)		(in thousands)
Service cost	$17	$17	$33	$33
Interest cost	9	9	18	18
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(2)	—	(4)	—
Amortization of unrecognized net actuarial loss	12	12	24	23
Amortization of transition obligation	1	1	3	3

Net periodic benefit expense	$37	$39	$74	$77

     The Company currently expects to contribute approximately $26,000 to our post retirement benefit plan in 2004. The Company made contributions of $13,000 to the plan in the six months ended June 30, 2004.

Note 8. Director’s Retirement Plan

The components of net periodic plan costs for the director’s retirement plan are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003

	(in thousands)		(in thousands)
Service cost	$2	$1	$3	$2
Interest cost	9	9	18	18
Amortization of prior service cost	8	8	16	16

Net periodic benefit expense	$19	$18	$37	$36

     The Company currently expects to contribute approximately $37,000 to the director’s retirement plan in 2004. The Company made contributions of $37,000 to the plan in the six months ended June 30, 2004.

Note 9. Acquisitions

     On August 25, 2003, the Company and Lakeland completed a merger with CSB Financial Corp and its subsidiary Community State Bank pursuant to which CSB Financial Corp and Community were merged into the Company and Lakeland. Subject to specified allocation procedures in the merger agreement, CSB shareholders had the right to elect to receive shares of the Company’s common stock or cash in the merger. Under the terms of the merger, each of the 577,513 shares of CSB stock was exchanged for 1.781 shares of Lakeland Bancorp common stock for a total issuance of 1,028,492 shares of stock. The remaining 577,514 shares of CSB stock were exchanged for a cash payment of $29 per share for a total of $16.7 million. Remaining stock options of 55,325 were paid at a rate of $29 per share less the exercise price of the options for a total cash payment of $856,000. The acquisition resulted in the recording of approximately $22.6 million of goodwill and other intangible assets. The Company acquired assets, loans and deposits of $141.2 million, $87.2 million and $125.7 million, respectively. The transaction was accounted for under the purchase method of accounting. Results of operations for the first half of 2003 do not include results of operations for CSB.

     On July 1, 2004, the Company completed an acquisition with Newton Financial Corp. pursuant to which Newton Financial Corp. was merged into the Company. Newton shareholders had the right to elect stock or cash in the merger subject to certain allocation provisions which provide that up to 25% of Newton’s stock may be exchanged for cash. Newton shareholders who received stock received 4.5 shares of the Company’s stock for each of their Newton shares. Newton shareholders who received cash received $72.08 per share. Under the terms of the merger, 1,072,208 shares of Newton stock were exchanged for a total issuance of 4,824,797 shares of Lakeland Bancorp stock. The remaining 285,211 shares of Newton stock were exchanged for a total of $20.6 million. Remaining Newton stock options of 13,591 were exchanged for Lakeland stock options of 61,160. As a result of the acquisition, the Company recorded $68.0 million in goodwill and other intangible assets. The total purchase price of Newton Financial Corp. was $97.1 million. The Company acquired assets, loans and deposits of $316.4 million, $201.5 million and $266.9 million, respectively. The transaction was accounted for under the purchase method of accounting. The financial statements as of June 30, 2004 do not include Newton’s financial statements. The Company is currently evaluating the fair market value of the assets it acquired in the Newton acquisition.

Note 10. New Accounting Pronouncements

     The SEC recently released Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on the Company’s consolidated financial statements.

     In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company’s 2003 Form 10-K . In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Company is in the process of determining the impact that this EITF will have on its financial statements.

Note 11. Commitments and Contingencies

Litigation

     Reference is made to the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 and the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, for a description of litigation concerning various pools of commercial leases that Lakeland purchased from Commercial Money Center, Inc.(“CMC”), which has filed for bankruptcy protection, and the surety bonds issued by surety companies to guarantee the income stream of those leases. As of June 30, 2004, $10.5 million of the leases were on non-accrual. Based on its examination of these matters and discussions with legal counsel, Lakeland continues to believe that it has substantial and meritorious positions and claims in the above matters. Lakeland intends to vigorously exercise all its rights and remedies to obtain the required payments.

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

Statements Regarding Forward Looking Information

     The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for loan and lease losses), corporate objectives, and other financial and business matters. The words “anticipates,” “projects,” “intends,” “estimates,” “expects,” “believes,” “plans,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

     In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and competitive factors; whether or not the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 11 -Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q; changes in the conditions of the capital markets in general and in the capital markets for financial institutions in particular and the impact of the war in Iraq on such markets; the ability of the Company to integrate Newton Financial Corp promptly into the Company’s overall business and plans; and the extent and timing of legislative and regulatory actions and reforms.

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

     Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income. Commercial loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management's knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

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

Results of Operations

     (Second quarter 2004 compared to second quarter 2003)

Net Income

     Net income for the second quarter of 2004 was $3.7 million, which equaled Net Income for the same period in 2003. Diluted earnings per share decreased from $0.25 in second quarter 2003 to $0.23 in second quarter 2004. Return on Average Assets was 0.93% and Return on Average Equity was 13.28% for the second quarter 2004. The decline in the Company’s earnings per share resulted from more shares being outstanding due to the acquisition of CSB Financial Corp in third quarter 2003.

Net Interest Income

     Net interest income on a tax equivalent basis for second quarter 2004 was $14.0 million, representing a $1.2 million or 9% increase from the $12.8 million earned in 2003. The increase in net interest income results from an increase in interest income due to an increase in average interest-earning assets outstanding offset partially by an increase in interest expense resulting from the issuance of trust preferred debt in the second and fourth quarters of 2003. The net interest margin decreased from 4.34% in second quarter 2003 to 3.80% in second quarter 2004.

     The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates are computed on a tax equivalent basis using a tax rate of 35%.

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the three months ended, June 30, 2004			For the three months ended, June 30, 2003
			Average			Average
		Interest	rates		Interest	rates
	Average	Income/	earned/	Average	Income/	earned/
	Balance	Expense	paid	Balance	Expense	paid

Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$872,408	$12,812	5.91%	$734,455	$11,725	6.40%
Taxable investment securities	512,778	4,728	3.69%	356,619	3,507	3.93%
Tax-exempt securities	77,931	1,131	5.81%	70,210	1,095	6.24%
Federal funds sold (B)	19,626	38	0.77%	25,852	58	0.90%

Total interest-earning assets	1,482,743	18,709	5.07%	1,187,136	16,385	5.53%

Noninterest-earning assets:
Allowance for loan and lease losses	(17,247)			(18,796)
Other assets	144,147			105,221

TOTAL ASSETS	$1,609,643			$1,273,561

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings accounts	$296,045	$393	0.53%	$273,685	$365	0.53%
Interest-bearing transaction accounts	546,902	1,452	1.07%	380,144	1,099	1.16%
Time deposits	278,248	1,429	2.07%	252,213	1,566	2.48%
Borrowings	112,654	1,443	5.12%	52,148	517	3.97%

Total interest-bearing liabilities	1,233,849	4,717	1.53%	958,190	3,547	1.48%

Noninterest-bearing liabilities:
Demand deposits	256,457			217,358
Other liabilities	6,723			5,244
Stockholders' equity	112,614			92,769

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,609,643			$1,273,561

Net interest income/spread		13,992	3.53%		12,838	4.05%
Tax equivalent basis adjustment		396			383

NET INTEREST INCOME		$13,596			$12,455

Net interest margin (C)			3.80%			4.34%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

     Interest income on a tax equivalent basis increased from $16.4 million in second quarter 2003 to $18.7 million in 2004, an increase of $2.3 million or 14%. Average earning assets increased $295.6 million or 25% from $1.19 billion in second quarter 2003 to $1.48 billion in second quarter 2004. The increase in earning assets included $126.2 million in earning assets acquired in the purchase of CSB Financial Corp. The impact of the increase in earning assets was offset by the impact of a decline in the yield on earning assets from 5.53% in second quarter 2003 to 5.07% in second quarter 2004, a 46 basis point decrease. The drop in the yield on earning assets can be attributed to a decline in average rates earned on earning assets as well as a change in the mix of earning assets. Total investment securities as a percent of earning assets increased to 40% in second quarter 2004 from 36% in second quarter 2003 as the growth in deposits during 2004 outpaced loan growth. Loans as a percent of average earning assets decreased to 59% in the second quarter of 2004 from 62% in the second quarter of 2003.

     Total interest expense increased from $3.5 million in second quarter 2003 to $4.7 million in second quarter 2004, an increase of $1.2 million. The issuance of trust preferred debt in the second and fourth quarters of 2003 contributed $897,000 to this increase. Average interest bearing liabilities increased $275.7 million, while the cost of funds increased 5 basis points to 1.53%. Without the impact of the trust preferred debt, the cost of funds would have been 1.28%. The cost of funds was influenced by a decline in average rates paid as well as an increase in lower cost core deposits. Time deposits as a percent of total deposits decreased from 22% in second quarter of 2003 to 20% during the same period in 2004. Lower yielding savings and interest-bearing demand accounts as a percent of deposits increased from 58% for the second quarter 2003 to 61% for the same period in 2004.

Provision for Loan and Lease Losses

      In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

      The provision for loan losses increased to $875,000 for the second quarter of 2004 compared to $750,000 for the same period last year. During the second quarter of 2004, the Company charged off loans of $868,000 and recovered $124,000 in previously charged off loans compared to $774,000 and $99,000, respectively, during the same period in 2003. For more information, see “Risk Elements” under “Financial Condition.”

Noninterest Income

      Noninterest income, including gains on sales of securities, increased $131,000 or 4% to $3.3 million in second quarter 2004. The gains on securities sold totaled $413,000 in the second quarter of 2004 compared to $487,000 for the same period last year. The total in 2004 includes a $400,000 gain that reflects the collection in full of a corporate bond that had been previously written-down. Commissions and fees increased $113,000 or 18% to $729,000 in the same time period, primarily due to increased loan fees collected and increased investment commission income. Income on bank owned life insurance increased from $218,000 in second quarter 2003 to $251,000 in 2004 resulting from $7.0 million in additional policies purchased late in second quarter 2003. The increase in other income from $68,000 in second quarter 2003 to $96,000 in second quarter 2004 results from the income received on the Company’s investment in the common stock of the Trusts that are described in further detail in Note 6 – Variable Interest Entities.

Noninterest Expense

      Noninterest expense increased from $9.4 million in the second quarter of 2003 to $10.6 million in 2004, an increase of $1.2 million or 13%. Salaries and employee benefits increased $511,000 from $5.1 million in the second quarter 2003 to $5.6 million in 2004 as a result of additional salaries incurred from the 34 additional employees from the CSB acquisition as well as normal salary and benefit increases. Net occupancy expense and furniture and equipment expense increased from second quarter 2003 to second quarter 2004 by $153,000 and $146,000, respectively, primarily as a result of costs related to the four branches acquired in the CSB acquisition. Legal fees increased from $399,000 in the second quarter of 2003 to $505,000 in the second quarter of 2004 resulting from the litigation related to the purchased lease pools. Marketing expense increased from $315,000 in second quarter 2003 to $376,000 in 2004 resulting from expenses incurred to advertise in the Bergen County area, the market the Company has entered into as a result of the CSB acquisition. Other expenses increased from $1.7 million in second quarter 2003 to $1.9 million in second quarter 2004, an increase of $208,000 or 12%. The increase in other expenses results from increased core deposit intangible amortization of $70,000 resulting from the CSB acquisition, other increased costs resulting from the CSB acquisition and increased audit and consulting expense related to the Company’s compliance with the Sarbanes-Oxley Act.

(First six months of 2004 compared to first six months of 2003)

Net Income

      Net income for the first six months of 2004 was $7.3 million, which equaled Net Income for the same period in 2003. Diluted earnings per share decreased from $0.48 in first half 2003 to $0.45 in first half 2004. Return on Average Assets was 0.92% and Return on Average Equity was 13.00% for the first half 2004.

Net Interest Income

     Net interest income on a tax equivalent basis for first half 2004 was $28.0 million, representing a $2.5 million or 10% increase from the $25.5 million earned in 2003. The increase in net interest income results primarily from an increase in interest income due to an increase in average interest-earning assets outstanding. The net interest margin decreased from 4.41% in first half 2003 to 3.83% in first half 2004.

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the six months ended, June 30, 2004			For the six months ended, June 30, 2003
			Average			Average
		Interest	rates		Interest	rates
	Average	Income/	earned/	Average	Income/	earned/
	Balance	Expense	paid	Balance	Expense	paid

Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$861,393	$25,481	5.95%	$727,372	$23,578	6.54%
Taxable investment securities	513,010	9,741	3.80%	349,497	7,139	4.09%
Tax-exempt securities	78,907	2,307	5.85%	66,874	2,108	6.30%
Federal funds sold (B)	14,955	48	0.64%	22,355	126	1.13%

Total interest-earning assets	1,468,265	37,577	5.14%	1,166,098	32,951	5.68%

Noninterest-earning assets:
Allowance for loan and lease losses	(17,224)			(18,562)
Other assets	144,613			104,883

TOTAL ASSETS	$1,595,654			$1,252,419

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings accounts	$293,194	$778	0.53%	$273,550	$1,036	0.76%
Interest-bearing transaction accounts	529,103	2,829	1.08%	366,278	2,163	1.19%
Time deposits	281,783	3,054	2.18%	251,892	3,267	2.59%
Borrowings	121,940	2,954	4.85%	50,764	982	3.87%

Total interest-bearing liabilities	1,226,020	9,615	1.57%	942,484	7,448	1.59%

Noninterest-bearing liabilities:
Demand deposits	249,460			212,081
Other liabilities	7,489			6,120
Stockholders' equity	112,685			91,734

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,595,654			$1,252,419

Net interest income/spread		27,962	3.57%		25,503	4.10%
Tax equivalent basis adjustment		808			738

NET INTEREST INCOME		$27,154			$24,765

Net interest margin (C)			3.83%			4.41%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

     Interest income on a tax equivalent basis increased from $33.0 million in the first half of 2003 to $37.6 million in 2004, an increase of $4.6 million or 14%. Average earning assets increased $302.2 million or 26% from $1.17 billion in first six months of 2003 to $1.47 billion in the first half of 2004. The increase in earning assets included $126.2 million in earning assets acquired in the purchase of CSB Financial Corp. The impact of the increase in earning assets was offset by the impact of a decline in the yield on earning assets from 5.68% in the first half of 2003 to 5.14% in the first half of 2004, a 54 basis point decrease. The drop in the yield on earning assets can be attributed to a decrease in average rates earned on earning assets as well as a change in the mix of earning assets similar to the change in mix described above in the comparison of the results of operations between second quarter 2004 and second quarter 2003.

     Total interest expense increased from $7.4 million in the first half of 2003 to $9.6 million in the first half of 2004, an increase of $2.2 million. The issuance of trust preferred debt in the second and fourth quarters of 2003 contributed $1.9 million to this increase. Average interest bearing liabilities increased $283.5 million, while the cost of funds decreased 2 basis points to 1.57%. Without the impact of the trust preferred debt, the cost of funds would have been 1.32%. The cost of funds was influenced by a decline in average rates paid as well as an increase in lower cost core deposits.

Provision for Loan and Lease Losses

      The provision for loan losses increased to $1.8 million for the six months ended June 30, 2004 compared to $1.5 million for the same period last year. During the first half of 2004, the Company charged off loans of $1.6 million and recovered $252,000 in previously charged off loans compared to $1.5 million and $733,000, respectively, during the same period in 2003. For more information, see “Risk Elements” under “Financial Condition.”

Noninterest Income

      Noninterest income, including gains on sales of securities, increased $428,000 or 7% to $6.2 million in the first half of 2004. The gains on securities sold totaled $416,000 in the first half of 2004 compared to $752,000 for the same period last year. Service charges on deposit accounts increased $384,000 or 12% to $3.7 million in the first half of 2004 as a result of higher retention of overdraft and return item charges. Increases in commissions and fees, income on bank owned life insurance and other income were due to the same factors noted in the comparison of noninterest income between second quarter 2004 and second quarter 2003.

Noninterest Expense

      Noninterest expense increased from $18.4 million in the first half of of 2003 to $20.9 million in 2004, an increase of $2.5 million or 14%. The same factors noted in the comparison of second quarter 2004 noninterest expenses to those of the second quarter 2003 contributed to the increase in noninterest expenses in the first half.

Financial Condition

      The Company's total assets increased $57.1 million or 5% from $1.585 billion at December 31, 2003, to $1.642 billion at June 30, 2004. Total deposits increased from $1.326 billion on December 31, 2003 to $1.417 billion on June 30, 2004, an increase of $91.1 million or 7%.

Loans

      Loans increased from $851.5 million on December 31, 2003 to $890.9 million on June 30, 2004, an increase of $39.3 million, or 5%. The largest growth was seen in commercial loans and leases, which increased $25.2 million or 6% from $399.5 million at year-end to $424.7 million on June 30, 2004. Real Estate construction loans which include commercial and residential construction loans increased from $20.5 million at year-end 2003 to $26.6 million on June 30, 2004, an increase of $6.2 million. Consumer and home equity loans and residential mortgage loans showed slight increases of $7.3 million and $1.4 million, respectively.

Risk Elements

      The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	June 30, 2004	December 31, 2003	June 30, 2003

Non-performing loans:
Non-accrual loans	$15,748	$16,653	$19,816
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	15,748	16,653	19,816
Other real estate owned	—	—	324

TOTAL NON-PERFORMING ASSETS	$15,748	$16,653	$20,140

Loans past due 90 days or more and still accruing	$408	$1,248	$1,837

      Non-accrual loans decreased from $16.7 million on December 31, 2003 to $15.7 million, or 0.96% of total assets, on June 30, 2004. The decline in non-performing assets resulted primarily from charge-offs taken in the first half of 2004. Of the overall total of loans on non-accrual, $10.5 million or 0.64% of total assets represent the purchased leases that were placed on a non-accrual status in 2002 that are currently being litigated. For more information see Note 11 - Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at June 30, 2004 decreased $840,000 to $408,000. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

      On June 30, 2004, the Company had $15.1 million in impaired loans (including $14.7 million in non-accrual loans) compared to $16.3 million at year-end 2003. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $6.8 million has been allocated to the allowance for loan and lease losses for impairment at June 30, 2004. At June 30, 2004, the Company also had $8.0 million in loans that were rated substandard and not classified as non-performing or impaired.

      There were no loans at June 30, 2004, other than those designated non-performing, impaired, or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

      The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003

Balance of the allowance at the
beginning of the year	$16,899	$17,940	$17,940

Loans charged off:
Commercial	711	4,100	570
Home Equity and consumer	861	1,817	899
Real estate--mortgage	—	—	—

Total loans charged off	1,572	5,917	1,469

Recoveries:
Commercial	77	653	559
Home Equity and consumer	175	350	174
Real estate--mortgage	—	1	—

Total Recoveries	252	1,004	733

Net charge-offs:	1,320	4,913	736
Addition related to acquisition of CSB	—	872	—

Provision for loan and lease losses
charged to operations	1,750	3,000	1,500

Ending balance	$17,329	$16,899	$18,704

Ratio of net charge-offs to average loans
outstanding	0.31%	0.64%	0.20%
Ratio of allowance at end of period as a
percentage of period end total loans	1.94%	1.98%	2.54%

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

      Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2004. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

      For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 4 in the Notes to Consolidated Financial Statements contained in this 10-Q. Total investment securities decreased from $600.4 million on December 31, 2003 to $586.1 million on June 30, 2004, a decrease of $14.4 million, or 2%. Investment securities available for sale decreased from $557.4 million on December 31, 2003 to $523.5 million on June 30, 2004, a decrease of $33.9 million, or 6%. Investment securities held to maturity increased from $43.0 million on December 31, 2003 to $62.5 million on June 30, 2004, an increase of $19.5 million. Maturities and principal repayments from the investment security portfolio were used to pay off federal funds purchased during the first half of 2004.

Deposits

      Total deposits increased from $1.326 billion on December 31, 2003 to $1.417 billion on June 30, 2004, an increase of $91.1 million, or 7%. Total non-interest bearing deposits increased from $242.7 million to $271.6 million, an increase of $28.9 million or 12%. Savings and interest bearing transaction accounts increased from $795.5 million on December 31, 2003 to $867.0 million on June 30, 2004, an increase of $71.6 million or 9%. Total core deposits, which comprise non-interest bearing deposits and savings and interest bearing transaction accounts, increased by $100.4 million or 10% to $1.139 billion. Core deposits are 80% of total deposits compared to 78% at year-end as the Company continues to see funds shifting into transaction accounts as an alternative to other investment options. Time deposits under $100,000 decreased $11.2 million to $198.0 million, while time deposits $100,000 and over increased $1.9 million to $80.1 million.

Liquidity

      Cash and cash equivalents, totaling $76.7 million on June 30, 2004, increased $30.6 million or 66% from year-end. At June 30, 2004, the Company had $12.2 million in federal funds sold outstanding. Federal funds sold and interest-bearing deposits due from banks included $20.6 million in funds to pay those Newton shareholders who elected cash in exchange for their Newton shares. The Newton acquisition closed on July 1, 2004. For more information, see Note 9 – Acquisitions. Operating activities, principally the result of the Company's net income, provided $12.9 million in net cash. Investing activities used $37.5 million in net cash, primarily reflecting the use of funds for loans of $41.4 million, offset partially by a net repayment of funds by the investment portfolio of $5.4 million. Financing activities provided $55.2 million in net cash, reflecting an increase in deposits of $91.1 million offset partially by a decrease in federal funds purchased and securities sold under agreements to repurchase of $32.1 million. Lakeland anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At June 30, 2004, Lakeland had outstanding loan origination commitments of $194.6 million. These commitments include $166.1 million that mature within one year; $8.9 million that mature after one but within three years; $2.3 million that mature after three but within five years and $17.3 million that mature after five years. Lakeland also had $8.1 million in letters of credit outstanding at June 30, 2004. This included $6.3 million that are maturing within one year; $1.8 million that mature after one but within three years; $42,000 that mature after three but within five years and $0 that mature after five years. Time deposits issued in amounts of $100,000 or more maturing within one year total $60.4 million.

Capital Resources

      Stockholders’ equity decreased from $111.0 million on December 31, 2003 to $110.3 million on June 30, 2004. Book value per common share decreased to $6.89 on June 30, 2004 from $6.96 on December 31, 2003. The decrease in stockholders’ equity from December 31, 2003 to June 30, 2004 was due to decreases in accumulated other comprehensive income resulting from the decrease in the market value of the securities portfolio, and dividends paid to shareholders, which were partially offset by net income.

      The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2004, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

       The capital ratios for the Company and Lakeland at June 30, 2004, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

	Tier 1 Capital	Tier 1 Capital	Total Capital
	to Total Average	to Risk-Weighted	to Risk-Weighted
	Assets Ratio	Assets Ratio	Assets Ratio
	June 30,	June 30,	June 30,
Capital Ratios:	2004	2004	2004

The Company	7.92%	12.79%	15.73%
Lakeland Bank	6.42%	10.45%	11.70%
"Well capitalized" institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At June 30, 2004, the cumulative one-year gap was ($20.9) million or (1.8%) of total assets compared to ($90.3) million or (5.6%) of assets at December 31, 2003. The change in the Company’s gap position primarily resulted from an increase in floating rate loans, a decrease in the weighted average lives of the investment portfolio and a reduction in short-term borrowed funds.

     The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at June 30, 2004 was $191.1 million.

      Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline 15.8% and would increase 2.3% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate shock increase, the Company’s projected net interest income for the next 12 months would decrease 2.4%, and would decline 2.0% for a 200 basis point rate shock decrease. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. Controls and Procedures

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Reference is made to the Company's Annual Report on Form 10-K for the Year Ended December 31, 2003 and the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, for a description of litigation concerning various pools of commercial leases that Lakeland purchased from Commercial Money Center, Inc.(“CMC”), which has filed for bankruptcy protection, and the surety bonds issued by surety companies to guarantee the income stream of those leases. As of June 30, 2004, $10.5 million of the leases were on non-accrual. Based on its examination of these matters and discussions with legal counsel, Lakeland continues to believe that it has substantial and meritorious positions and claims in the above matters. Lakeland intends to vigorously exercise all its rights and remedies to obtain the required payments.

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

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      In January 2004, the Company’s Board of Directors authorized a stock buyback plan for the purchase of up to 250,000 shares of the Company’s currently issued and outstanding common stock in 2004. Purchases under the stock buyback program may be made in the open market or in privately negotiated transactions. On July 15, 2004, the amount of shares purchasable in the stock buyback plan was increased to 500,000 to be purchased over the following year. Through June 30, 2004, the Company purchased 11,000 shares under this plan.

      Information concerning the 2004 stock repurchases is set forth below.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
			of Publicly	that May Yet Be
	(a) Total number of	(b) Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	programs	Programs

Month 1: January 1
through 31, 2004	5,000	$16.20	5,000	245,000

Month 2: February 1
through 29, 2004	6,000	$16.58	6,000	239,000

Month 3: March 1
through 31, 2004	none

Month 4: April 1
through 30, 2004	none

Month 5: May 1
through 31, 2004	none

Month 6: June 1
through 30, 2004	none

Item 3. Defaults Upon Senior Securities                             Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

      The following table shows the persons who were elected to the board of directors at the Company’s Annual Meeting of Shareholders held April 27, 2004. Also shown are their terms of office and the results of voting for each respective director.

Name	Term	Shares for:	Authority Withheld

Robert B. Nicholson, III	1 year	13,188,956	140.365

John Pier, Jr.	1 year	13,201,309	128,011

Steven R. Tilton, Sr.	3 years	13,213,329	115,990

John W. Fredericks	3 years	13,214,200	115,121

Paul P. Lubertazzi	3 years	12,921,629	377,691

Charles L. Tice	3 years	13,154,599	174,720

Item 5. Other Information                             Not Applicable

Item 6. Exhibits and Reports of Form 8-K

(a)	Exhibits

	2.1	Agreement and Plan of Merger, dated as of October 24, 2003, among the Company and Newton Financial Corp., is incorporated by reference to Exhibit 2.1 on the registrant's Form 8-K filed October 29, 2003

	31.1	Certification by Roger Bosma pursuant to Section 302 of the Sarbanes Oxley Act.

	31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

	32.1	Certification by Roger Bosma and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

(b)	Current Reports on form 8-K filed during the quarter ended June 30, 2004.

                 An 8-K was filed on May 13 2004 reporting the obtaining of regulatory approvals and setting a closing date for the merger with Newton Financial Corp.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

/s/ Roger Bosma
Roger Bosma
President and Chief Executive Officer

/s/ Joseph F. Hurley
Joseph F. Hurley
Executive Vice President and
Chief Financial Officer

August 6, 2004
Date