Form 10-Q
period 2004-09-30
LAKELAND BANCORP INC
filed 2004-11-08
CIK 846901

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004 there were 20,793,550 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (unaudited)	December 31, 2003
	(dollars in thousands)
ASSETS
Cash	$50,448	$42,760
Federal funds sold and interest-bearing deposits due from banks	37,381	3,324

Total cash and cash equivalents	87,829	46,084

Investment securities available for sale	504,065	557,402
Investment securities held to maturity; fair value of $142,149 in 2004 and $43,650 in 2003	141,627	43,009
Loans, net of deferred fees	1,151,406	851,536
Less: allowance for loan and lease losses	18,783	16,899

Net loans	1,132,623	834,637
Premises and equipment - net	32,075	27,510
Accrued interest receivable	7,939	6,391
Goodwill and other identifiable intangible assets	94,314	27,609
Bank owned life insurance	33,900	27,575
Other assets	13,550	15,073

TOTAL ASSETS	$2,047,922	$1,585,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$318,631	$242,710
Savings and interest-bearing transaction accounts	1,027,085	795,485
Time deposits under $100 thousand	268,065	209,216
Time deposits $100 thousand and over	87,880	78,271

Total deposits	1,701,661	1,325,682
Federal funds purchased and securities sold under agreements to repurchase	43,402	51,423
Long-term debt	42,260	34,500
Subordinated debentures	56,703	—
Other liabilities	9,409	7,734
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	55,000

TOTAL LIABILITIES	1,853,435	1,474,339

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 21,312,284 at September 30, 2004 and 16,483,551 at December 31, 2003; outstanding shares, 20,793,550 at September 30, 2004 and 15,948,526 at December 31, 2003	207,537	131,116
Accumulated Deficit	(6,418)	(12,980)
Treasury stock, at cost, 518,734 shares in 2004 and 535,025 shares in 2003	(7,585)	(7,283)
Accumulated other comprehensive income	953	98

TOTAL STOCKHOLDERS’ EQUITY	194,487	110,951

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,047,922	$1,585,290

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$16,425	$11,828	$41,906	$35,406
Federal funds sold and interest-bearing deposits with banks	45	67	93	193
Taxable investment securities	5,443	3,710	15,184	10,849
Tax-exempt investment securities	865	774	2,364	2,144

TOTAL INTEREST INCOME	22,778	16,379	59,547	48,592

INTEREST EXPENSE
Deposits	4,185	3,282	10,846	9,748
Federal funds purchased and securities sold under agreements to repurchase	110	50	277	160
Long-term debt	1,461	877	4,248	1,749

TOTAL INTEREST EXPENSE	5,756	4,209	15,371	11,657

NET INTEREST INCOME	17,022	12,170	44,176	36,935
Provision for loan and lease losses	926	750	2,676	2,250

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,096	11,420	41,500	34,685

NONINTEREST INCOME
Service charges on deposit accounts	2,054	1,913	5,757	5,232
Commissions and fees	911	792	2,269	1,947
Gains on the sales of investment securities	204	934	620	1,686
Income on bank owned life insurance	303	187	833	581
Other income	153	42	350	198

TOTAL NONINTEREST INCOME	3,625	3,868	9,829	9,644

NONINTEREST EXPENSE
Salaries and employee benefits	6,965	5,240	18,074	15,250
Net occupancy expense	1,135	912	3,160	2,688
Furniture and equipment	1,076	877	2,828	2,452
Stationery, supplies and postage	400	341	1,089	1,007
Legal fees	417	388	1,406	1,040
Marketing expense	450	244	1,141	755
Other expenses	2,563	1,649	6,197	4,814

TOTAL NONINTEREST EXPENSE	13,006	9,651	33,895	28,006

Income before provision for income taxes	6,715	5,637	17,434	16,323
Provision for income taxes	2,163	1,815	5,595	5,212

NET INCOME	$4,552	$3,822	$11,839	$11,111

EARNINGS PER SHARE
Basic	$0.22	$0.25	$0.67	$0.74

Diluted	$0.22	$0.25	$0.66	$0.73

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
NET INCOME	$4,552	$3,822	$11,839	$11,111

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	6,133	(3,649)	1,258	(1,998)
Less: reclassification for gains included in net income	133	635	403	1,146

Other Comprehensive Income (Loss)	6,000	(4,284)	855	(3,144)

TOTAL COMPREHENSIVE INCOME (LOSS)	$10,552	$(462)	$12,694	$7,967

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2002	14,671,097	$101,664	$(9,436)	$(5,881)	$4,420	$90,767
Net Income 2003	—	—	15,107	—	—	15,107
Other comprehensive loss, net of tax	—	—	—	—	(4,322)	(4,322)
Exercise of stock options	—	(210)	—	680	—	470
Shares issued for the purchase of CSB Financial Corp	1,028,492	16,742	—	—	—	16,742
Stock dividend	783,962	12,920	(12,920)	—	—	—
Cash dividends	—	—	(5,731)	—	—	(5,731)
Purchase of treasury stock	—	—	—	(2,082)	—	(2,082)

BALANCE DECEMBER 31, 2003	16,483,551	131,116	(12,980)	(7,283)	98	110,951
Net Income, first nine months 2004	—	—	11,839	—	—	11,839
Other comprehensive income, net of tax	—	—	—	—	855	855
Exercise of stock options	—	(150)	—	762	—	612
Shares issued for the purchase of Newton Financial Corp	4,828,733	76,571	—	—	—	76,571
Cash dividends	—	—	(5,277)	—	—	(5,277)
Purchase of treasury stock	—	—	—	(1,064)	—	(1,064)

BALANCE SEPTEMBER 30, 2004 (unaudited)	21,312,284	$207,537	$(6,418)	$(7,585)	$953	$194,487

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the nine months ended September 30,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,839	$11,111
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,991	511
Depreciation and amortization	2,768	2,041
Provision for loan and lease losses	2,676	2,250
Gain on sales and calls of securities	(620)	(1,686)
(Gain) loss on disposition of premises and equipment	40	(9)
Deferred income tax	589	5,212
(Increase) decrease in other assets	875	(3,941)
Decrease in other liabilities	(205)	(1,101)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,953	14,388

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents in excess of cash paid for business acquired	31	2,346
Proceeds from repayments on and maturity of securities:
Available for sale	117,502	157,942
Held for maturity	25,819	16,176
Proceeds from sales of securities:
Available for sale	32,691	55,304
Held for maturity	—	701
Purchase of securities:
Available for sale	(56,316)	(337,649)
Held for maturity	(84,094)	(17,098)
Purchase of Asset Based Lending portfolio	(25,524)	—
Net increase in loans	(76,029)	(17,387)
Purchase of Bank Owned Life Insurance	—	(7,548)
Proceeds from dispositions of premises and equipment	4	9
Capital expenditures	(3,080)	(1,709)
Net decrease in other real estate owned	—	(194)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(68,996)	(149,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	109,086	147,345
Decrease in federal funds purchased and securities sold under agreements to repurchase	(8,020)	(2,594)
Repayment of long-term debt	(5,549)	—
Issuance of subordinated debentures	—	30,000
Purchase of treasury stock	(1,064)	(2,082)
Exercise of stock options	612	355
Dividends paid	(5,277)	(4,121)

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	89,788	168,903

Net increase in cash and cash equivalents	41,745	34,184
Cash and cash equivalents, beginning of year	46,084	35,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,829	$69,649

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiaries, Lakeland Bank (Lakeland) and Newton Trust Company (Newton Trust).

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

At September 30, 2004, the Company had four stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts).

	For the Three Months Ended September 30,		For the nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$4,552	$3,822	$11,839	$11,111
Deduct: Stock-based compensation costs determined under fair value based method for all awards	192	123	552	368

Pro forma net income	$4,360	$3,699	$11,287	$10,743

Earnings per share:
Basic, as reported	$0.22	$0.25	$0.67	$0.74
Basic, pro forma	$0.21	$0.24	$0.64	$0.71

Diluted, as reported	$0.22	$0.25	$0.66	$0.73
Diluted, pro forma	$0.21	$0.24	$0.63	$0.70

Stock Options outstanding were 941,184 and 736,939 at September 30, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: dividend rate of 2%, expected volatility of 32% and 35%, risk-free interest rate of 4.10% and 3.39% and expected lives of 7 years. The Company granted 100,000 in stock options during the third quarter of 2004. In addition, 13,591 in Newton Financial Corp options were exchanged for 61,160 Company options as a result of the acquisition of Newton Financial Corp. The options issued in the Newton acquisition are fully vested.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment-an Amendment of FASB Statement No. 123 and APB 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2005. The Company is currently evaluating this proposed statement and its effects on the Company’s results of operations.

Note 2. Statement of Cash Flow Information.

	For the nine months ended September 30,
	2004	2003
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$5,000	$6,210
Cash paid during the period for interest	15,157	11,436
Transfer of loans receivable to other real estate owned	—	325

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

All weighted average, actual shares and per share information has been adjusted retroactively for the effects of stock dividends. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands except per share data)	2004	2003	2004	2003
Income applicable to common stock	$4,552	$3,822	$11,839	$11,111

Weighted average number of common shares outstanding - basic	20,807	15,333	17,601	15,059
Stock options	224	217	225	224

Weighted average number of common shares and common share equivalents - diluted	21,031	15,550	17,826	15,283

Basic earnings per share	$0.22	$0.25	$0.67	$0.74

Diluted earnings per share	$0.22	$0.25	$0.66	$0.73

Note 4. Investment Securities

AVAILABLE FOR SALE	September 30, 2004				December 31, 2003
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$148,650	$177	$(1,327)	$147,500	$160,834	$448	$(2,487)	$158,795
Mortgage-backed securities	289,774	974	(2,341)	288,407	331,995	1,593	(3,541)	330,047
Obligations of states and political subdivisions	46,165	1,802	(7)	47,960	51,559	2,079	(20)	53,618
Other debt securities	4,094	43	(5)	4,132	4,102	35	(69)	4,068
Other equity securities	13,965	2,116	(15)	16,066	8,965	1,909	—	10,874

	$502,648	$5,112	$(3,695)	$504,065	$557,455	$6,064	$(6,117)	$557,402

HELD TO MATURITY	September 30, 2004				December 31, 2003
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$40,241	$106	$(59)	$40,288	$11,031	$267	$—	$11,298
Mortgage-backed securities	56,026	387	(227)	56,186	2,857	119	—	2,976
Obligations of states and political subdivisions	41,765	430	(132)	42,063	28,521	436	(181)	28,776
Other	3,595	9	—	3,604	600	—	—	600

	$141,627	$932	$(418)	$142,141	$43,009	$822	$(181)	$43,650

	September 30, 2004
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$15,657	$15,646	$24,023	$24,166
Due after one year through five years	83,708	84,337	29,325	29,406
Due after five years through ten years	89,897	89,951	28,594	28,757
Due after ten years	9,647	9,658	3,659	3,626

	198,909	199,592	85,601	85,955
Mortgage-backed securities	289,774	288,407	56,026	56,186
Other investments	13,965	16,066	—	—

Total securities	$502,648	$504,065	$141,627	$142,141

In 2002, the Company recorded an other-than-temporary impairment loss of $400,000 on a bond because the issuer of the bond had declared bankruptcy and was in default on its interest payments. During the second quarter of 2004, the issuer paid the bond in full and the Company recorded a gain of $400,000.

Note 5. Loans.

	September 30, 2004	December 31, 2003
	(in thousands)
Commercial	$595,687	$399,468
Real estate-construction	54,912	20,476
Real estate-mortgage	216,147	178,404
Home equity and consumer	286,677	254,039

Total loans	1,153,423	852,387

Less:deferred fees	2,017	851

Loans net of deferred fees	1,151,406	851,536

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of September 30, 2004 and 2003, and the average recorded investment in impaired loans during the nine months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding nine months)
September 30, 2004	$16.4 million	$6.6 million	$15.5 million
September 30, 2003	$18.2 million	$8.4 million	$19.4 million

Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $184,000 in the first nine months of 2004. Interest that would have accrued had the loans performed under original terms would have been $1.2 million for the first nine months of 2004.

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

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates the Trusts as of September 30, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts’ expected residual returns. The deconsolidation results in the investment in the common stock of the Trusts to be included in other assets as of September 30, 2004 and the corresponding increase in subordinated debentures of $1.7 million. In addition, the income received on the Company’s common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations of the Company.

The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule would take effect March 31, 2007; however, a three year transition period starting now and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and anticipates that its ratios would still exceed the minimum ratios required to qualify as a well-capitalized institution.

Note 7. Postretirement Health Care Benefits

The components of net periodic postretirement benefit cost are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Service cost	$17	$17	$50	$50
Interest cost	9	9	27	27
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(2)	—	(7)	—
Amortization of unrecognized net actuarial loss	12	12	36	34
Amortization of transition obligation	1	1	5	5

Net periodic benefit expense	$37	$39	$111	$116

The Company currently expects to contribute approximately $26,000 to our post retirement benefit plan in 2004. The Company made contributions of $20,000 to the plan in the nine months ended September 30, 2004.

Note 8. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Service cost	$2	$1	$5	$3
Interest cost	9	9	27	27
Amortization of prior service cost	8	8	24	24

Net periodic benefit expense	$19	$18	$56	$54

The Company currently expects to contribute approximately $37,000 to the directors’ retirement plan in 2004. The Company made contributions of $37,000 to the plan in the nine months ended September 30, 2004.

Note 9. Acquisitions

On August 25, 2003, the Company and Lakeland completed a merger with CSB Financial Corp and its subsidiary Community State Bank pursuant to which CSB Financial Corp and Community were merged into the Company and Lakeland. Subject to specified allocation procedures in the merger agreement, CSB shareholders had the right to elect to receive shares of the Company’s common stock or cash in the merger. Under the terms of the merger, each of the 577,513 shares of CSB stock was exchanged for 1.781 shares of Lakeland Bancorp common stock for a total issuance of 1,028,492 shares of stock. The remaining 577,514 shares of CSB stock were exchanged for a cash payment of $29 per share for a total of $16.7 million. Remaining stock options of 55,325 were paid at a rate of $29 per share less the exercise price of the options for a total cash payment of $856,000. The acquisition resulted in the recording of approximately $26.0 million of goodwill and other intangible assets. The Company acquired assets, loans and deposits of $141.2 million, $87.2 million and $125.7 million, respectively. The transaction was accounted for under the purchase method of accounting. Results of operations for the first nine months of 2003 include results of operations for CSB from August 25,2003 forward.

On July 1, 2004, the Company completed the acquisition of Newton Financial Corp. (“Newton”) pursuant to which Newton was merged into the Company. Newton shareholders had the right to elect stock and/or cash in the merger subject to certain allocation provisions. Newton shareholders who received stock received 4.5 shares of the Company’s stock for each of their Newton shares. Newton shareholders who received cash received $72.08 per share. Under the terms of the merger, 1,073,081 shares of Newton stock were exchanged for a total issuance of 4,828,733 shares of Lakeland Bancorp stock. The remaining 284,337 shares of Newton stock were exchanged for a total of $20.5 million. Newton stock options of 13,591 were exchanged for Company stock options of 61,160 and were fully vested at the time of merger. As a result of the acquisition, the Company recorded $66.1 million in goodwill and other intangible assets. The transaction was accounted for under the purchase method of accounting. The results of operations for the first nine months of 2004 include Newton’s results of operations from July 1, 2004 forward.

The following condensed consolidated balance sheet of Newton Financial Corp. discloses the amounts assigned to each major asset and liability caption at the acquisition date, July 1, 2004.

(dollars in thousands)
Assets:
Cash and due from banks	$31
Investment securities	80,803
Net loans	200,084
Premises and Equipment	3,790
Goodwill and core deposit intangible	66,129
Other assets	7,816

Total assets	$358,653

Liabilities
Total deposits	$(266,894)
Borrowings	(13,309)
Other liabilities	(1,879)

Total liabilities assumed	(282,082)

Net assets acquired	$76,571

The following represents the unaudited pro forma financial information of Lakeland Bancorp as if the acquisition occurred on the first date of the period indicated. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

For the nine months ended September 30, 2004
(in thousands)
Interest income	$67,054
Interest expense	16,854

Net interest income	50,200
Provision for loan losses	3,112
Non-interest income	10,495
Non-interest expense	38,669
Net Income	$12,936

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

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company’s 2003 Form 10-K . In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a).” EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” (EITF 03-1-1). FSP EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’” delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue’s three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’” The Company is in the process of determining the impact that this EITF will have on its financial statements.

Note 11. Commitments and Contingencies

Litigation

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, for a description of litigation concerning various pools of commercial leases that Lakeland purchased from Commercial Money Center, Inc. (“CMC”), which has filed for bankruptcy protection, and the surety bonds issued by surety companies to guarantee the income stream of those leases. As of September 30, 2004, $10.4 million of the leases were on non-accrual. Based on its examination of these matters and discussions with legal counsel, Lakeland continues to believe that it has substantial and meritorious positions and claims in these matters and intends to vigorously exercise all its rights and remedies to obtain the required payments.

Also as previously disclosed in the Company’s SEC filings, a complaint captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al was filed in the Los Angeles County Superior Court against Lakeland and others. The complaint alleges that CMC was never licensed as a lender in California and therefore could not legally charge interest on any loans which it may have orginated. The plaintiffs’ second amended complaint was dismissed by the court, which held that the trustee in the CMC bankruptcy was a necessary and indispensable party to the claims against Lakeland and other investor institutions. The plaintiffs sought permission from the bankruptcy court to join the trustee in the state court action. That permission was not given. The plaintiffs then filed a third amended complaint without joining the trustee. Lakeland asked the court to dismiss the complaint on the ground that the trustee in bankruptcy was not joined. On November 1, 2004 the court denied the motion to dismiss, thus allowing the case to proceed.

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

Significant Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Newton Trust Company, Lakeland Investment Corp., Lakeland NJ Investment Corp. and Newton Investment Corp. All intercompany balances and transactions have been eliminated.

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

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

Results of Operations

(Third quarter 2004 compared to third quarter 2003)

Net Income

Net income for the third quarter of 2004 was $4.6 million, compared to $3.8 million for the same period in 2003. Diluted earnings per share decreased from $0.25 in third quarter 2003 to $0.22 in third quarter 2004. Return on Average Assets was 0.90% and Return on Average Equity was 9.57% for the third quarter 2004. The decline in the Company’s earnings per share resulted from more shares being outstanding due to the acquisitions of CSB Financial Corp on August 25, 2003 and Newton Financial Corp on July 1, 2004.

Net Interest Income

Net interest income on a tax equivalent basis for third quarter 2004 was $17.5 million, representing a $4.9 million or 39% increase from the $12.6 million earned in 2003. The increase in net interest income results from an increase in interest income due to an increase in average interest-earning assets outstanding offset partially by an increase in interest expense resulting from an increase in average interest-bearing liabilities and from the issuance of $25.0 million in trust preferred debt in the fourth quarter of 2003. The net interest margin increased marginally from 3.85% in third quarter 2003 to 3.86% in third quarter 2004.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the three months ended, September 30, 2004			For the three months ended, September 30, 2003
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,117,074	$16,425	5.85%	$766,069	$11,828	6.13%
Taxable investment securities	578,704	5,443	3.76%	423,915	3,710	3.50%
Tax-exempt securities	89,060	1,331	5.98%	78,441	1,191	6.07%
Federal funds sold (B)	17,420	45	1.03%	27,984	67	0.96%

Total interest-earning assets	1,802,258	23,244	5.14%	1,296,409	16,796	5.15%

Noninterest-earning assets:
Allowance for loan and lease losses	(19,043)			(19,177)
Other assets	233,946			126,555

TOTAL ASSETS	$2,017,161			$1,403,787

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$363,802	$506	0.55%	$278,940	$376	0.53%
Interest-bearing transaction accounts	656,864	1,875	1.14%	441,325	1,208	1.09%
Time deposits	350,134	1,804	2.06%	262,419	1,698	2.59%
Borrowings	130,811	1,571	4.80%	82,222	927	4.51%

Total interest-bearing liabilities	1,501,611	5,756	1.53%	1,064,906	4,209	1.58%

Noninterest-bearing liabilities:
Demand deposits	317,638			235,715
Other liabilities	8,664			5,473
Stockholders’ equity	189,248			97,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,017,161			$1,403,787

Net interest income/spread		17,488	3.61%		12,587	3.58%
Tax equivalent basis adjustment		466			417

NET INTEREST INCOME		$17,022			$12,170

Net interest margin (C)			3.86%			3.85%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $16.8 million in third quarter 2003 to $23.2 million in 2004, an increase of $6.4 million or 38%. The increase in interest income was due to an increase in average earning assets of $505.8 million or 39% from $1.296 billion in third quarter 2003 to $1.802 billion in third quarter 2004. The increase in earning assets included $285.3 million in earning assets acquired in the purchase of Newton Financial Corp. The yield on earning assets dropped marginally from 5.15% in third quarter 2003 to 5.14% in third quarter 2004.

Total interest expense increased from $4.2 million in third quarter 2003 to $5.8 million in third quarter 2004, an increase of $1.5 million. The issuance of trust preferred debt in the fourth quarter of 2003 contributed $475,000 to this increase. Average interest bearing liabilities increased $436.7 million, (including $224.5 million from the Newton acquisition) while the cost of funds decreased 5 basis points to 1.53%.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses increased to $926,000 for the third quarter of 2004 compared to $750,000 for the same period last year. During the third quarter of 2004, the Company charged off loans of $1.9 million and recovered $106,000 in previously charged off loans compared to $3.8 million and $99,000, respectively, during the same period in 2003. Charge-offs in third quarter 2003 included a $3.4 million charge-off on a commercial lease pool made pursuant to a settlement agreement. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income, exclusive of gains on securities sold, increased $487,000 or 17% from third quarter 2003 to third quarter 2004, including $430,000 from the newly acquired Newton branches. The gains on securities sold totaled $204,000 in the third quarter of 2004 compared to $934,000 for the same period last year. Noninterest income, including gains on sales of securities, decreased $243,000 or 6.3% to $3.6 million in third quarter 2004. Management discloses noninterest income excluding gains/losses on securities sold (as well as including gains/losses on securities sold) to distinguish between those types of noninterest income that are recurring compared to income that is nonrecurring. Service charges on deposit accounts increased $141,000 or 7% from the $1.9 million from third quarter last year which included $215,000 from the newly acquired Newton branches. Commissions and fees increased $119,000 or 15% to $911,000 in the same time period, primarily due to increased loan fees collected and increased investment commission income. Income on bank owned life insurance increased from $187,000 in third quarter 2003 to $303,000 in 2004 resulting from $5.0 million in additional policies acquired in the Newton acquisition and $2.6 million in policies acquired in the CSB acquisition. The increase in other income from $42,000 in third quarter 2003 to $153,000 in third quarter 2004 results from increases on gains on sales of loans and leases and from the income received on the Company’s investment in the common stock of the Trusts that are described in further detail in Note 6 – Variable Interest Entities.

Noninterest Expense

Noninterest expense increased from $9.7 million in the third quarter of 2003 to $13.0 million in 2004, an increase of $3.4 million or 35%. Salaries and employee benefits increased $1.7 million from $5.2 million in the third quarter 2003 to $7.0 million in 2004 as a result of additional salaries incurred from the 34 additional employees from the CSB acquisition in mid third quarter 2003, the 119 additional employees from the Newton Financial acquisition in the beginning of third quarter 2004, and normal salary and benefit increases. Net occupancy expense and furniture and equipment expense increased from third quarter 2003 to third quarter 2004 by $223,000 and $199,000, respectively, primarily as a result of costs related to the four branches acquired in the CSB acquisition and the ten branches and administration building acquired in the Newton acquisition. Legal fees increased from $388,000 in the third quarter of 2003 to $417,000 in the third quarter of 2004 resulting from the litigation related to the purchased lease pools previously discussed in Note 11. Marketing expense increased from $244,000 in third quarter 2003 to $450,000 in 2004 resulting from expenses incurred to advertise in the Bergen County area, the market the Company has entered into as a result of the CSB acquisition, and expenses related to the Newton acquisition. Other expenses increased from $1.6 million in third quarter 2003 to $2.6 million in third quarter 2004, an increase of $914,000. The increase in other expenses results from increased core deposit intangible amortization of $70,000 resulting from the CSB acquisition, $201,000 in core deposit amortization from the Newton acquisition, other increased costs resulting from both acquisitions and increased audit and consulting expense related to the Company’s compliance with the Sarbanes-Oxley Act.

(First nine months of 2004 compared to first nine months of 2003)

Net Income

Net income for the first nine months of 2004 was $11.8 million, compared to $11.1 million in Net Income for the same period in 2003. Diluted earnings per share decreased from $0.73 in the first nine months of 2003 to $0.66 in the first nine months of 2004. Return on Average Assets was 0.91% and Return on Average Equity was 11.43% for the first nine months of 2004.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2004 was $45.4 million, representing a $7.4 million or 19% increase from the $38.1 million earned in 2003. The increase in net interest income results primarily from an increase in interest income due to an increase in average interest-earning assets outstanding. The net interest margin decreased from 4.20% in the first nine months of 2003 to 3.84% for the same period in 2004 for reasons that will be explained in more detail below.

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the nine months ended, September 30, 2004			For the nine months ended, September 30, 2003
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$947,242	$41,906	5.91%	$742,284	$35,406	6.38%
Taxable investment securities	535,068	15,184	3.78%	375,117	10,849	3.86%
Tax-exempt securities	82,316	3,637	5.89%	70,779	3,298	6.21%
Federal funds sold (B)	15,783	93	0.79%	24,317	193	1.06%

Total interest-earning assets	1,580,409	60,820	5.14%	1,212,497	49,746	5.48%

Noninterest-earning assets:
Allowance for loan and lease losses	(17,834)			(18,788)
Other assets	174,603			112,622

TOTAL ASSETS	$1,737,178			$1,306,331

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$316,902	$1,284	0.54%	$275,574	$1,412	0.69%
Interest-bearing transaction accounts	572,001	4,704	1.10%	392,563	3,371	1.15%
Time deposits	304,732	4,858	2.13%	256,586	4,965	2.58%
Borrowings	124,919	4,525	4.83%	61,442	1,909	4.14%

Total interest-bearing liabilities	1,318,554	15,371	1.56%	986,165	11,657	1.58%

Noninterest-bearing liabilities:
Demand deposits	272,350			220,146
Other liabilities	7,882			5,910
Stockholders’ equity	138,392			94,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,737,178			$1,306,331

Net interest income/spread		45,449	3.58%		38,089	3.90%
Tax equivalent basis adjustment		1,273			1,154

NET INTEREST INCOME		$44,176			$36,935

Net interest margin (C)			3.84%			4.20%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $49.7 million in the first nine months of 2003 to $60.8 million in 2004, an increase of $11.1 million or 22%. Average earning assets increased $367.9 million or 30% from $1.212 billion in the first nine months of 2003 to $1.580 billion in the first nine months of 2004. The increase in earning assets included $125.2 million in average earning assets acquired in the purchase of Newton Financial Corp. The impact of the increase in earning assets was offset by the impact of a decline in the yield on earning assets from 5.48% in the first nine months of 2003 to 5.14% in the first nine months of 2004, a 34 basis point decrease. The yield on earning assets declined as a result of loan and investment security prepayments being reinvested at lower rates, as well as a change in the mix of earning assets. Total investment securities as a percent of earning assets increased from 37% for the first nine months of 2003 to 39% during the same period in 2004 while loans as a percent of earning assets declined from 61% to 60% during the same time period.

Total interest expense increased from $11.7 million in the first nine months of 2003 to $15.4 million in the same period of 2004, an increase of $3.7 million. The issuance of trust preferred debt in the second and fourth quarters of 2003 contributed $2.4 million to this increase. Average interest bearing liabilities increased $332.4 million, while the cost of funds decreased 2 basis points to 1.56%. Without the impact of the trust preferred debt, the cost of funds would have been 1.32%. The cost of funds was influenced by a decline in average rates paid from the first nine months of 2003 to the same period in 2004.

Provision for Loan and Lease Losses

The provision for loan losses increased to $2.7 million for the nine months ended September 30, 2004 compared to $2.3 million for the same period last year. During the first nine months of 2004, the Company charged off loans of $3.5 million and recovered $358,000 in previously charged off loans compared to $5.5 million and $917,000, respectively, during the same period in 2003. For more information, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income, exclusive of gains on securities sold, increased $1.3 million or 17% from year-to-date 2003 to year-to-date 2004, including $430,000 from the newly acquired Newton branches. The gains on securities sold totaled $620,000 for the first nine months of 2004 compared to $1.7 million for the same period last year. Noninterest income, including gains on sales of securities, increased $185,000 or 2% to $9.8 million for the first nine months of 2004. Management discloses noninterest income excluding gains/losses on securities sold (as well as including gains/losses on securities sold) to distinguish between those types of noninterest income that are recurring compared to income that is nonrecurring. Service charges on deposit accounts increased $525,000 or 10% to $5.8 million in the first nine months of 2004 as a result of higher retention of overdraft and return item charges. Increases in commissions and fees and other income were due to the same factors noted in the comparison of noninterest income between third quarter 2004 and third quarter 2003. Income on bank owned life insurance increased from $581,000 for the first nine months of 2003 to $833,000 for the first nine months of 2004 due to policies acquired in the CSB and Newton acquisitions and the Company’s purchase of $7.0 million in policies late in second quarter of 2003.

Noninterest Expense

Noninterest expense increased from $28.0 million in the first nine months of of 2003 to $33.9 million in 2004, an increase of $5.9 million or 21%. The same factors noted in the comparison of third quarter 2004 noninterest expenses to those of the third quarter 2003 contributed to the increase in noninterest expenses in the first nine months.

Financial Condition

The Company’s total assets increased $462.6 million or 29% from $1.585 billion at December 31, 2003, to $2.048 billion at September 30, 2004. Total assets included $316.4 million acquired from the Newton acquisition on July 1, 2004. Total deposits increased from $1.326 billion on December 31, 2003 to $1.702 billion on September 30, 2004, an increase of $376.0 million or 28%. Total deposits included $266.9 million from the Newton acquisition.

Loans

Gross loans increased from $852.4 million on December 31, 2003 to $1.153 million on September 30, 2004, an increase of $301.0 million, or 35%. The largest growth was seen in commercial loans and leases, which increased $196.2 million or 49% from $399.5 million at year-end to $595.7 million on September 30, 2004. The increase in commercial loans included a purchase of an asset based lending portfolio of $25.5 million in third quarter of 2004. Real Estate construction loans which include commercial and residential construction loans increased from $20.5 million at year-end 2003 to $54.9 million on September 30, 2004, an increase of $34.4 million. Consumer and home equity loans and residential mortgage loans showed increases of $32.6 million and $37.7 million, respectively. The Newton merger contributed $138.4 million in commercial loans, $15.5 million in commercial and residential construction loans, $20.3 million in consumer and home equity loans and $27.3 million in residential mortgage loans. Total loans without the impact of the Newton merger increased $99.5 million or 12% from December 31, 2003 to September 30, 2004.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
Non-performing loans:
Non-accrual loans	$17,205	$16,653	$18,729
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	17,205	16,653	18,729
Other real estate owned	850	—	195

TOTAL NON-PERFORMING ASSETS	$18,055	$16,653	$18,924

Loans past due 90 days or more and still accruing	$679	$1,248	$1,090

Non-accrual loans increased from $16.7 million on December 31, 2003 to $17.2 million, or 0.84% of total assets, on September 30, 2004. The increase in non-performing loans included $2.8 million from the Newton acquisition. Of the overall total of loans on non-accrual, $10.4 million or 0.51% of total assets represent the purchased leases that were placed on a non-accrual status in 2002 that are currently being litigated. For more information see Note 11 - Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at September 30, 2004 decreased $569,000 to $679,000. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On September 30, 2004, the Company had $16.4 million in impaired loans (including $16.0 million in non-accrual loans) compared to $16.3 million at year-end 2003. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $6.6 million has been allocated to the allowance for loan and lease losses for impairment at September 30, 2004. At September 30, 2004, the Company also had $12.9 million in loans that were rated substandard and not classified as non-performing or impaired.

There were no loans at September 30, 2004, other than those designated non-performing, impaired, or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
Balance of the allowance at the beginning of the year	$16,899	$17,940	$17,940

Loans charged off:
Commercial	2,237	4,100	4,100
Home Equity and consumer	1,215	1,817	1,403
Real estate–mortgage	—	—	—

Total loans charged off	3,452	5,917	5,503

Recoveries:
Commercial	109	653	634
Home Equity and consumer	249	350	283
Real estate–mortgage	1	1	—

Total Recoveries	359	1,004	917

Net charge-offs:	3,093	4,913	4,586
Addition related to acquisition of banks	2,301	872	872
Provision for loan and lease losses charged to operations	2,676	3,000	2,250

Ending balance	$18,783	$16,899	$16,476

Ratio of net charge-offs to average loans outstanding	0.44%	0.64%	0.82%
Ratio of allowance at end of period as a percentage of period end total loans	1.63%	1.98%	2.01%

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

Methodology employed for assessing the adequacy of the allowance for loan and lease losses consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by the Company or its external loan review consultant.

•	The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 – 4 family residential mortgages and consumer loans.

•	The establishment of reserve amounts for the non-criticized loans in each portfolio based upon the historical average loss experience of these portfolios.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2004. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 4 in the Notes to Consolidated Financial Statements contained in this 10-Q. Total investment securities increased from $600.4 million on December 31, 2003 to $645.7 million on September 30, 2004, an increase of $45.3 million, or 7.5% including $80.5 million from the Newton acquisition. Investment securities available for sale decreased from $557.4 million on December 31, 2003 to $504.1 million on September 30, 2004, a decrease of $53.3 million, or 10%. Investment securities held to maturity increased from $43.0 million on December 31, 2003 to $141.6 million on September 30, 2004, an increase of $98.6 million. Maturities and principal repayments from the Company’s available for sale portfolio were used to fund new loans and purchases in the Company’s held to maturity portfolio.

Deposits

Total deposits increased from $1.326 billion on December 31, 2003 to $1.702 billion on September 30, 2004, an increase of $376.0 million, or 28%. Total non-interest bearing deposits increased from $242.7 million to $318.6 million, an increase of $75.9 million or 31%. This included $49.4 million from the Newton acquisition. Savings and interest bearing transaction accounts increased from $795.5 million on December 31, 2003 to $1.027 billion on September 30, 2004, an increase of $231.6 million or 29% including $154.5 million from the Newton acquisition. Total core deposits, which comprise non-interest bearing deposits and savings and interest bearing transaction accounts, increased by $307.5 million or 30% to $1.346 billion. Core deposits are 79% of total deposits compared to 78% at year-end. Time deposits under $100,000 increased $58.8 million to $268.1 million, while time deposits $100,000 and over increased $9.6 million to $87.9 million. The Newton acquisition contributed $62.9 million in time deposits including $8.3 million in time deposits $100,000 and over.

Liquidity

Cash and cash equivalents, totaling $87.8 million on September 30, 2004, increased $41.7 million from year-end. At September 30, 2004, the Company had $37.4 million in federal funds sold and interest bearing deposits due from banks outstanding. Operating activities, principally the result of the Company’s net income, provided $21.0 million in net cash. Investing activities used $69.0 million in net cash, primarily reflecting the use of funds for loans of $101.6 million, including the purchase of a $25.5 million asset based lending portfolio. A decrease in investment securities caused by prepayments, maturities and sales of securities partially offset the use of funds in the loan portfolio. Financing activities provided $89.8 million in net cash, reflecting an increase in deposits of $109.1 million offset partially by a decrease in federal funds purchased and securities sold under agreements to repurchase of $8.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At September 30, 2004, the Company had outstanding loan origination commitments of $249.7 million. These commitments include $196.2 million that mature within one year; $16.9 million that mature after one but within three years; $2.0 million that mature after three but within five years and $34.5 million that mature after five years. The Company also had $9.9 million in letters of credit outstanding at September 30, 2004. This included $8.2 million that are maturing within one year and $1.7 million that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $61.5 million.

Capital Resources

Stockholders’ equity increased from $111.0 million on December 31, 2003 to $194.5 million on September 30, 2004. Book value per common share increased to $9.35 on September 30, 2004 from $6.96 on December 31, 2003. The increase in stockholders’ equity from December 31, 2003 to September 30, 2004 was primarily due to the issuance of 4,828,733 shares of common stock totaling $76.6 million for the purchase of Newton Financial Corp. Also contributing to the increase in stockholders equity were increases in accumulated other comprehensive income resulting from the increase in the market value of the securities portfolio, and net income, which were partially offset by dividends paid to shareholders.

The Company, Lakeland and Newton Trust are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiarys’ financial statements. Management believes, as of September 30, 2004, that the Company, Lakeland and Newton Trust meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company, Lakeland and Newton Trust at September 30, 2004, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

	Tier 1 Capital to Total Average Assets Ratio September 30, 2004	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2004	Total Capital to Risk-Weighted Assets Ratio September 30, 2004
Capital Ratios:
The Company	8.02%	12.29%	13.54%
Lakeland Bank	6.33%	9.91%	11.17%
Newton Trust Company	10.21%	14.17%	15.15%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At September 30, 2004, the cumulative one-year gap was $30.0 million or 1.5% of total assets compared to a ($90.3) million or (5.6%) of assets at December 31, 2003. The change in the Company’s gap position primarily resulted from an increase in floating rate loans, a decrease in the weighted average lives of the investment portfolio and a reduction in short-term borrowed funds.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at September 30, 2004 was $284.2 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline 10.7% and would decline 3.7% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate shock increase, the Company’s projected net interest income for the next 12 months would decrease 1.7%, and would decline 3.5% for a 150 basis point rate shock decrease. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

c) Sarbanes Oxley Act of 2002 Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004, the Company will be required to furnish a report by management on the Company’s internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not the Company’s internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in the Company’s internal control over financial reporting identified by management. Such report must also contain a statement that the Company’s auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While the Company currently believes that its internal control over financial reporting is effective, the Company is still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if the Company’s management identifies one or more material weaknesses in the Company’s internal control, over financial reporting, the Company will be unable to assert that such internal control is effective. If the Company is unable to assert that its internal control over financial reporting is effective as of December 31, 2004 (or if the Company’s auditors are unable to attest that the Company’s management’s report is fairly stated or are unable to express an opinion on the effectiveness of the Company’s internal controls), the Company could lose investor confidence in the accuracy and completeness of its financial reports, which could have an adverse effect on the Company’s stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, for a description of litigation concerning various pools of commercial leases that Lakeland purchased from Commercial Money Center, Inc. (“CMC”), which has filed for bankruptcy protection, and the surety bonds issued by surety companies to guarantee the income stream of those leases. As of September 30, 2004, $10.4 million of the leases were on non-accrual. Based on its examination of these matters and discussions with legal counsel, Lakeland continues to believe that it has substantial and meritorious positions and claims in these matters and intends to vigorously exercise all its rights and remedies to obtain the required payments.

Also as previously disclosed in the Company’s SEC filings, a complaint captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al was filed in the Los Angeles County Superior Court against Lakeland and others. The complaint alleges that CMC was never licensed as a lender in California and therefore could not legally charge interest on any loans which it may have orginated. The plaintiffs’ second amended complaint was dismissed by the court, which held that the trustee in the CMC bankruptcy was a necessary and indispensable party to the claims against Lakeland and other investor institutions. The plaintiffs sought permission from the bankruptcy court to join the trustee in the state court action. That permission was not given. The plaintiffs then filed a third amended complaint without joining the trustee. Lakeland asked the court to dismiss the complaint on the ground that the trustee in bankruptcy was not joined. On November 1, 2004, the court denied the motion to dismiss thus allowing the case to proceed.

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

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In January 2004, the Company’s Board of Directors authorized a stock buyback plan for the purchase of up to 250,000 shares of the Company’s currently issued and outstanding common stock in 2004. Purchases under the stock buyback program may be made in the open market or in privately negotiated transactions. On July 15, 2004, the amount of shares purchasable in the stock buyback plan was increased to 500,000 to be purchased over the following year. Through September 30, 2004, the Company purchased 66,000 shares under this plan.

Information concerning the 2004 stock repurchases is set forth below.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1: January 1 through 31, 2004	5,000	$16.20	5,000	245,000
Month 2: February 1 through 29, 2004	6,000	$16.58	6,000	239,000
Month 3: March 1 through 31, 2004	none
Month 4: April 1 through 30, 2004	none
Month 5: May 1 through 31, 2004	none
Month 6: June 1 through 30, 2004	none
Month 7: July 1 through 31, 2004	50,000	$16.09	50,000	450,000
Month 8: August 1 through 31, 2004	5,000	$15.90	5,000	445,000
Month 9: September 1 through 30, 2004	none

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.  Exhibits and Reports of Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of October 24, 2003, among the Company and Newton Financial Corp., is incorporated by reference to Exhibit 2.1 on the registrant’s Form 8-K filed October 29, 2003.

31.1	Certification by Roger Bosma pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Roger Bosma and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

(b)	Current Reports on form 8-K filed during the quarter ended September 30, 2004.

An 8-K was filed on July 1, 2004 announcing the completion of the acquisition of Newton Financial Corporation.

An 8-K was filed on July 15, 2004 announcing an increase in the Company’s stock buyback program.

An 8-K was filed on July 16, 2004 regarding the acquisition of Newton Financial Corporation and filing Newton’s December 31, 2003 financial statements.

An 8-K/A was filed on August 6, 2004 amending Item 7 to the original 8-K that was filed on July 16, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

/s/ Roger Bosma
Roger Bosma
President and Chief Executive Officer

/s/ Joseph F. Hurley
Joseph F. Hurley
Executive Vice President and Chief Financial Officer

November 8, 2004

Date