Form 10-K
period 2004-12-31
LAKELAND BANCORP INC
filed 2005-03-21
CIK 846901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

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

Title of Each Class
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☒    No  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004), is estimated to have been approximately $216,000,000.

The number of shares outstanding of the registrant’s Common Stock, as of February 1, 2005, was 20,673,481.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2005 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

-i-

PART I

ITEM 1 - Business

GENERAL

Lakeland Bancorp, Inc. (the “Company”), a New Jersey corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland”). On February 20, 1998, the Company acquired Metropolitan State Bank, which became a subsidiary of the Company. On July 15, 1999, the Company completed its acquisition of The National Bank of Sussex County (“NBSC”). On January 28, 2000, the Company merged Metropolitan State Bank into Lakeland, with Lakeland as the survivor. On June 29, 2001, the Company merged NBSC into Lakeland, with Lakeland as the survivor. On August 25, 2003, the Company acquired CSB Financial Corp. and its subsidiary, Community State Bank, by merging CSB Financial Corp. into the Company and Community State Bank into Lakeland, with Lakeland as the survivor. On July 1, 2004, the Company acquired Newton Financial Corp. (“NFC”), which merged into the Company, and its subsidiary, Newton Trust Company (“Newton”). Under the terms of the agreement with NFC, Newton will operate as an independent bank for a two-year period after which it will be merged into Lakeland.

The Company’s primary business currently consists of managing and supervising Lakeland and Newton. The principal source of the Company’s income is dividends paid by Lakeland and Newton. At December 31, 2004, the Company had consolidated total assets, deposits, and stockholders’ equity of approximately $2.1 billion, $1.7 billion, and $194.5 million, respectively.

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

Lakeland and Newton are state banking associations, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). Lakeland and Newton are not members of the Federal Reserve System. Lakeland and Newton are full-service commercial banks, offering a complete range of consumer and commercial services. Lakeland’s 39 branch offices are located in the following five New Jersey counties: Morris, Passaic, Sussex, Essex, and Bergen. Newton’s 10 branch offices are located in Sussex and Warren counties.

Commercial Bank Services

Through Lakeland and Newton, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses in its northern New Jersey market area. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans and mortgage loans. Depository products include demand deposits, savings accounts, and time accounts. In addition, the Company offers collection, wire transfer, and night depository services. In the second quarter of 2000, Lakeland acquired NIA National Leasing Inc. Since its acquisition, this company has operated as a division of Lakeland under the name Lakeland Bank Equipment Leasing Division. This division provides a solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. In the third quarter of 2004, Lakeland acquired a $25 million asset-based lending portfolio, which provides commercial borrowers with another lending alternative.

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

Competition

The Company operates in a highly competitive market environment within northern New Jersey. Major multi-bank holding companies, several large independent regional banks, and several large multi-state thrift holding companies all operate within the Company’s market area. These larger institutions have substantially larger lending capacities and typically offer services which the Company does not offer.

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

Employees

At December 31, 2004, there were 512 persons employed by the Company.

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

Lakeland and Newton are state chartered banking associations subject to supervision and examination by the Department of Banking and Insurance of the State of New Jersey and the FDIC. The regulations of the State of New Jersey and FDIC govern most aspects of Lakeland’s and Newton’s businesses, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location of branch offices. Lakeland and Newton are subject to certain restrictions imposed by law on, among other things, (i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of the Company or any subsidiary of the Company, and (iii) the taking of such stock or securities as collateral for loans to any borrower.

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

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. This act also authorizes banks to merge across state lines, thereby creating interstate branches. Under the act, each state had the opportunity either to “opt out” of this provision, thereby prohibiting interstate branching in such state, or to “opt in”. A state may “opt in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks, which meet certain conditions, may branch de novo into a state, regardless of state law.

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

The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA PATRIOT Act to financial institutions such as Lakeland and Newton. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.

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

The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Regulation W

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of Lakeland and Newton. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

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

Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. As of February 15, 2005, the final regulation had not been adopted.

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

Securities and Exchange Commission

The Common Stock of the Company is registered with the SEC under the Exchange Act. As a result, the Company and its officers, directors, and major stockholders are obligated to file certain reports with the SEC. The Company is subject to proxy and tender offer rules promulgated pursuant to the Exchange Act. You may read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, such as the Company.

The Company maintains a website at http://www.lakelandbank.com. The Company makes available on its website the proxy statements and reports on Forms 8-K, 10-K and 10-Q that it files with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Additionally, the Company has adopted and posted on its website a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. The Company intends to disclose any amendments to or waivers of the Code of Ethics on its website.

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

Dividend Restrictions

The Company is a legal entity separate and distinct from Lakeland and Newton. Virtually all of the revenue of the Company available for payment of dividends on its capital stock will result from amounts paid to the Company by Lakeland and Newton. All such dividends are subject to various limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies. Under State law, a bank may not pay dividends unless, following the dividend payment, the capital stock of the bank would be unimpaired and either (a) the bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of the dividend will not reduce the surplus of the bank.

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company, Lakeland and Newton may pay. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), banking institutions which are deemed to be “undercapitalized” will, in most instances, be prohibited from paying dividends. See “FDICIA”. See also Note 18 - “Regulatory Matters” of the Notes to Consolidated Financial Statements for further information regarding dividends.

Capital Adequacy Guidelines

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2004, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 12.02% and 13.27%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 7.71% at December 31, 2004.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2004, the Company, Lakeland and Newton met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

In addition, FDICIA requires banking regulators to promulgate standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Deposit Insurance and Premiums

Lakeland’s deposits are insured by the Bank Insurance Fund (“BIF”) that is administered by the FDIC up to a maximum of $100,000 per depositor. The amount of the premium is determined by the FDIC’s risk-based insurance assessment system in which each insured bank is placed in one of nine assessment risk classifications based on the FDIC’s evaluation. There is a 27 basis point range between the highest and lowest assessment rate. Banks classified as strongest by the FDIC were subject in 2004 to a 0.00% assessment. Lakeland and Newton were both placed in this category and, therefore, had a 0.00% assessment rate in 2004.

In addition to this assessment, Lakeland and Newton and all other members of the BIF are required to help fund interest payment obligations that the Financing Corporation (“FICO”) has assumed to recapitalize the Savings Association Insurance Fund (“SAIF”). During 2004, a FICO premium of approximately two basis points was charged on BIF deposits. Based on this premium, Lakeland and Newton paid FICO premiums of $204,000 and $39,000 ($19,000 of which was paid after the Company’s acquisition of Newton), respectively, in 2004.

Proposed Legislation

From time to time proposals are made in the United States Congress, the New Jersey Legislature, and before various bank regulatory authorities, which would alter the powers of, and place restrictions on, different types of banking organizations. It is impossible to predict the impact, if any, of potential legislative trends on the business of the Company and its subsidiaries.

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

The Company operates 49 banking locations in Passaic, Morris, Sussex, Bergen, Essex and Warren Counties, New Jersey. The following chart provides information about the Company’s leased offices:

Location	Lease Expiration Date
Wantage	April 30, 2006
Rockaway	August 15, 2008
Newton	August 31, 2006
Wharton	July 24, 2005
Ringwood	February 28, 2008
Fairfield	February 28, 2007
Vernon	September 30, 2006
Hampton	September 30, 2018
Little Falls	November 30, 2010
Pompton Plains	March 31, 2008
Cedar Crest	August 19, 2011
Sussex/Wantage	July 31, 2012
Park Ridge	December 31, 2009
Hackensack	September 1, 2008
Morristown	August 31, 2009
Caldwell*	April 30, 2024
Andover	December 31, 2006
Sparta	March 31, 2007

*	The Caldwell branch is not currently open, although the Company has entered into a lease for this property. Construction of a new branch building is in progress and the Company expects to open this branch in the fourth quarter of 2005.

For information regarding all of the Company’s rental obligations, see Notes to Consolidated Financial Statements.

All other offices of the Company, Lakeland and Newton are owned and are unencumbered.

ITEM 3 - Legal Proceedings

As the Company has disclosed in its periodic reports filed with the SEC, the Company is involved in legal proceedings concerning four separate portfolios of predominately commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

Lakeland and Royal Indemnity Company (“Royal”) entered into a Settlement Agreement, dated as of November 22, 2004 (the “Royal Settlement Agreement”), relating to claims each party had asserted against the other in connection with various pools of commercial leases that Lakeland had purchased from CMC and the surety bonds issued by Royal to guarantee the income stream of certain of those leases (the “Royal Leases”). Pursuant to the Royal Settlement Agreement, which was approved by the United States Bankruptcy Court for the Southern District of California on December 29, 2004 (the “Bankruptcy Court”), Royal paid Lakeland the sum of $1,850,000 and Lakeland retained payments previously paid to it by Royal in the amount of $531,275.

In 2003, Lakeland entered into a settlement agreement pertaining to surety bonds issued by American Motorists Insurance Company and its affiliated companies (“AMICO”) with respect to certain leases purchased by Lakeland from CMC.

Legal proceedings continue with respect to one remaining surety company, RLI Insurance Company.

Lakeland, Royal and the trustee (the “Trustee”) for the bankruptcy estates of CMC and CSC entered into a Settlement Agreement, dated as of November 22, 2004 (the “Trustee Settlement Agreement”), which also was approved by the Bankruptcy Court on December 29, 2004, pursuant to which Lakeland relinquished to the Trustee its rights under the Royal Leases and to the surety bonds issued by Royal, and the Trustee agreed that Lakeland will retain all payments previously received from CMC on account of the Royal Leases. Lakeland and the Trustee had previously resolved the Trustee’s claims against Lakeland concerning the surety bonds issued by AMICO and RLI Insurance Company. As a result of the Trustee Settlement Agreement with Royal, all claims by the Trustee against Lakeland in connection with bonds issued by all three surety companies have been resolved.

A complaint captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al was filed in the Los Angeles County Superior Court against Lakeland and others. Plaintiffs are certain of the lessees who had entered into leases with CMC. CMC had guaranteed that it would pay Lakeland monthly amounts generated from the income stream from these pools of leases. In their Third Amended Complaint plaintiffs allege, among other things, that these leases are not true leases but are instead loans which charge usurious interest rates. Plaintiffs further allege that because of various California Financial Code violations by CMC, the lease instruments are either void or must be reformed and all amounts paid by the lessees must be returned to them. The action against Lakeland has been stayed while an appeal by plaintiffs is pending concerning the dismissal of certain of plaintiffs’ claims against defendants other than Lakeland.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2004.

ITEM 4A - Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Roger Bosma Age 62	1999	President and Chief Executive Officer of the Company (June, 1999 – Present); President and Chief Executive Officer of Lakeland Bank (January 2002 to Present); Executive Vice President, Hudson United Bancorp (May, 1997 – June, 1999); President and Chief Executive Officer, Independence Bank of New Jersey (prior years – May, 1997)

Robert A. Vandenbergh Age 53	1999	Executive Vice President and Chief Lending Officer of the Company (October, 1999 – Present); President, NBSC (November, 1998 – June, 2001); Executive Vice President, NBSC (1997 – November, 1998); Chief Lending Officer, NBSC (prior years – 1997)

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Joseph F. Hurley Age 54	1999	Executive Vice President and Chief Financial Officer of the Company (November, 1999 – Present); Executive Vice President and Chief Financial Officer, Hudson United Bancorp (May, 1997 – November, 1999); Vice President, Prudential Insurance Company (prior years – May, 1997)

Jeffrey J. Buonforte Age 53	1999	Executive Vice President and Chief Retail Officer of the Company (November, 1999 – Present); Director, Business Development, Price Waterhouse Coopers (September, 1998 – November, 1999); Vice President and Senior Regional Manager, Bank of New York (prior years – September, 1998)

Louis E. Luddecke Age 58	1999	Executive Vice President and Chief Operations Officer of the Company (October, 1999 – Present); Executive Vice President and Chief Financial Officer, Metropolitan State Bank (prior years – October, 1999)

Steven Schachtel Age 47	2000	President, Lakeland Bank Equipment Leasing Division (April, 2000 – Present); President, NIA National Leasing (prior years – April, 2000)

James R. Noonan Age 53	2003	Executive Vice President and Chief Credit Officer of the Company (December, 2003 – Present); Senior Vice President and Chief Credit Officer of the Company (March, 2003 – December, 2003); Senior Credit Officer, Fleet National Bank (prior years – March, 2003)

Donald E. Hinkel, Jr. Age 50	2004	President and Chief Executive Officer of Newton Trust Company (August, 2003 – Present); President and Chief Executive Officer of Newton Financial Corporation (August, 2003 – June, 2004); Senior Vice President and Chief Financial Officer, Newton Trust Company and Newton Financial Corporation (prior years – August, 2003)

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Common Stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the Nasdaq National Market since February 22, 2000 and in the over the counter market prior to this date. As of December 31, 2004, there were 3,489 shareholders of record of Common Stock. The following table sets forth the range of the high and low daily closing prices of the Common Stock as provided by Nasdaq and dividends declared for the periods presented. Prices and dividends have been adjusted to reflect all stock dividends paid by the Company.

Year ended December 31, 2004	High	Low	Dividends Declared
First Quarter	$17.35	$15.65	$0.100
Second Quarter	16.95	15.41	0.100
Third Quarter	17.11	15.56	0.100
Fourth Quarter	18.45	16.00	0.100

Year ended December 31, 2003	High	Low	Dividends Declared
First Quarter	$17.91	$14.86	$0.090
Second Quarter	16.59	14.51	0.090
Third Quarter	16.66	14.80	0.095
Fourth Quarter	17.35	15.25	0.100

Dividends on the Company’s Common Stock are within the discretion of the Board of Directors of the Company and are dependent upon various factors, including the future earnings and financial condition of the Company, Lakeland and Newton and bank regulatory policies.

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $98.5 million and $29.7 million were available for payment of dividends from Lakeland and Newton to the Company as of December 31, 2004.

Capital guidelines and other regulatory requirements may further limit the Company’s, Lakeland’s and Newton’s ability to pay dividends. See “Item 1 – Business – Supervision and Regulation – Dividend Restrictions.”

Equity Compensation Plan Information

The following table gives information about Lakeland’s Common Stock that may be issued upon the exercise of options under the Company’s Stock Option Plan, as of December 31, 2004. This plan was Lakeland’s only equity compensation plan in existence as of December 31, 2004. No warrants or rights may be granted, or are outstanding, under the Stock Option Plan.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)(1))
Equity Compensation Plans Approved by Shareholders	1,070,667	$13.30	795,925
Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	1,070,667	$13.30	795,925

(1)	Assumes shareholder approval of the amendments to the Stock Option Plan adopted by the Board of Directors in December 2004 and March 2005 which increased the total number of shares authorized for issuance under the Stock Option Plan to 1,950,000. The Company’s shareholders will consider this amendment at the 2005 Annual Meeting of Shareholders. Options covering 58,530 shares of Common Stock were granted in December 2004 subject to shareholder approval of such amendment to the Stock Option Plan. If the amendment is not approved by the shareholders, these 58,530 options will be canceled.

The following table provide information about purchases made by the Company of its Common Stock during the quarter ended December 31, 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum No. of Shares that May Yet Be Purchased Under the Plans or Programs
December 2004	187,011	$17.91	187,011	257,989

In January 2004, the Company announced a stock repurchase program for the purchase of up to 250,000 shares of the Company’s Common Stock over the next year. On July 15, 2004, the amount of shares purchasable in the stock buyback plan was increased to 500,000 shares to be purchased over the following year. During 2004, the Company purchased 253,000 shares of its outstanding Common Stock at an average price of $17.44 per share for an aggregate cost of $4.4 million. Any purchases under the Company’s stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

ITEM 6 - Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(Not covered by Report of Independent Certified Public Accountants)

	2004(2)	2003(3)	2002	2001	2000
		(in thousands except per share data)
Years Ended December 31
Interest income	$83,319	$66,922	$65,520	$63,323	$58,213
Interest expense	21,817	16,224	17,346	22,831	21,720

Net interest income	61,502	50,698	48,174	40,492	36,493
Provision for loan and lease losses	3,602	3,000	10,500	1,600	2,000
Noninterest income	12,761	10,926	9,001	8,347	8,263
Gains (losses) on sales of investment securities	638	1,857	876	(57)	(529)
Noninterest expenses	47,185	38,287	33,587	31,206	27,527

Income before income taxes	24,114	22,194	13,964	15,976	14,700
Income tax provision	7,619	7,087	3,887	4,953	4,695

Net income	$16,495	$15,107	$10,077	$11,023	$10,005

Per-Share Data(1)
Weighted average shares outstanding:
Basic	18,409	15,281	15,036	15,138	15,339
Diluted	18,635	15,493	15,316	15,323	15,429
Earnings per share:
Basic	$0.90	$0.99	$0.67	$0.73	$0.65
Diluted	$0.89	$0.98	$0.66	$0.72	$0.65
Cash dividend per common share	$0.40	$0.38	$0.34	$0.30	$0.25
Book value per common share	$9.41	$6.96	$6.08	$5.68	$5.17
Closing stock price	$17.55	$16.02	$17.02	$14.78	$8.21

At December 31
Investment securities available for sale	$582,106	$557,402	$361,760	$273,082	$187,880
Investment securities held to maturity	162,922	43,009	46,083	70,259	107,860
Loans, net of deferred fees	1,176,005	851,536	719,658	601,959	521,841
Total assets	2,141,021	1,585,290	1,207,105	1,044,338	906,612
Total deposits	1,726,804	1,325,682	1,059,092	912,110	800,762
Total core deposits	1,360,980	1,038,195	807,747	677,346	534,138
Long-term debt	98,991	89,500	31,000	21,004	11,000
Total stockholders’ equity	194,548	110,951	90,767	85,567	78,624

Performance ratios
Return on Average Assets	0.90%	1.10%	0.89%	1.14%	1.16%
Return on Average Equity	10.79%	15.45%	11.29%	13.37%	13.43%
Efficiency ratio	60.70%	60.32%	57.23%	61.72%	59.61%
Net Interest Margin (tax equivalent basis)	3.82%	4.12%	4.75%	4.69%	4.77%

Capital ratios
Tier 1 leverage ratio	7.71%	7.84%	7.01%	7.86%	8.47%
Total risk-based capital ratio	13.27%	15.96%	12.20%	13.61%	14.84%

(1)	Restated for 5% stock dividends in 2003, 2002, 2001 and 2000.
(2)	The results of operations include Newton Trust Company from July 1, 2004 through December 31, 2004.
(3)	The results of operations include Community State Bank for the period August 25, 2003 forward.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the selected consolidated financial data that is presented on the preceding page as well as the accompanying financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. The Company’s wholly owned banking subsidiaries—Lakeland Bank (Lakeland) and the Newton Trust Company (Newton) are collectively referred to as “the Banks.” Newton Financial Corporation (“NFC”), the parent company of Newton, was merged into the Company on July 1, 2004, Community State Bank (CSB) was merged into Lakeland on August 25, 2003, The National Bank of Sussex County (NBSC) was merged into Lakeland on June 29, 2001, and Metropolitan State Bank (Metropolitan) was merged into Lakeland on January 28, 2000.

Statements Regarding Forward-Looking Information

The information disclosed in this document includes various forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to credit quality (including delinquency trends and the allowance for loan and lease losses), corporate objectives, and other financial and business matters. The words “anticipates”, “projects”, “intends”, “estimates”, “expects”, “believes,” “plans,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify such forward-looking statements. The Company cautions that these forward-looking statements are necessarily speculative and speak only as of the date made, and are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from such forward-looking statements.

In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and competitive factors; whether or to what extent the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 15-Commitments and Contingencies in the Notes to the Consolidated Financial Statements; changes in the conditions of the capital markets in general and in the capital markets for financial institutions in particular and the impact of the war in Iraq on such markets; the ability of the Company to fully integrate Newton Trust Company into the Company’s overall business and plans; and the extent and timing of legislative and regulatory actions and reforms.

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

Significant Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company and the Banks conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Newton, Lakeland Investment Corp., Lakeland NJ Investment Corp. and Newton Investment Corp. All intercompany balances and transactions have been eliminated.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses and the analysis of goodwill impairment. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

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

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangible, deferred loan fees, deferred compensation and securities available for sale.

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested the goodwill as of December 31, 2004 and has determined that it is not impaired.

Financial Overview

The year ended December 31, 2004 represented a year of continued growth for the Company. The Company acquired Newton Financial Corp., a NJ based bank with total assets of $316.4 million, on July 1, 2004. As discussed in this management’s discussion and analysis:

•	Assets increased by $555.7 million or over 35% (15% excluding $316.4 million from Newton).

•	Net income increased $1.4 million or 9% from 2003 to 2004.

•	Core deposits increased by $322.8 million or 31% (11% excluding $204.3 million from Newton).

•	Non-performing loans decreased 18% from December 31, 2003 to December 31, 2004 reflecting the settlement between Lakeland and one of the surety companies which issued surety bonds to guarantee the income stream of several commercial lease pools. For more information see Note 15 – Commitments and Contingencies - Litigation.

Net income for 2004 was $16.5 million or $0.89 per diluted share compared to net income of $15.1 million and $0.98 per diluted share in 2003. The decline in earnings per share from 2003 to 2004 resulted from the increased average shares outstanding resulting from the NFC acquisition. For 2004, Return on Average Assets was 0.90% and Return on Average Equity was 10.79%. For 2003, Return on Average Assets was 1.10% and Return on Average Equity was 15.45%.

In 2002, net income was $10.1 million or $0.66 per diluted share with a Return on Average Assets of 0.89% and a Return on Average Equity of 11.29%. Net income in 2002 included a $7.5 million provision taken on the $16.0 million portfolio of commercial lease pools that were classified as non-performing in 2002. These leases are described in greater detail in Note 15 – Commitments and Contingencies – Litigation.

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

Net interest income for 2004 on a tax equivalent basis was $63.2 million, representing an increase of $11.0 million or 21% from the $52.3 million earned in 2003. Net interest income for 2002 on a tax equivalent basis was $49.4 million. The increase in net interest income from 2003 to 2004 resulted from an increase in average earning assets of $389.5 million partially offset by decreases resulting from a 30 basis point decline in the net interest margin. The increase in net interest income in 2003 from 2002 resulted from an increase in earning assets of $226.9 million partially offset by a decrease in net interest income resulting from a 63 basis point decline in the net interest margin. Factors contributing to the decline in the net interest margin will be discussed in further detail below.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest Income
Loans	$14,096	$(3,281)	$10,815	$6,403	$(5,342)	$1,061
Taxable investment securities	5,382	(157)	5,225	(601)	454	(147)
Tax-exempt investment securities	664	(195)	469	1,157	(217)	940
Federal funds sold	(3)	55	52	91	(214)	(123)

Total interest income	20,139	(3,578)	16,561	7,050	(5,319)	1,731

Interest Expense
Savings deposits	290	(337)	(47)	724	(2,259)	(1,535)
Interest-bearing transaction accounts	2,067	77	2,144	718	(424)	294
Time deposits	611	(447)	164	709	(1,664)	(955)
Borrowings	2,961	371	3,332	931	143	1,074

Total interest expense	5,929	(336)	5,593	3,082	(4,204)	(1,122)

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$14,210	$(3,242)	$10,968	$3,968	$(1,115)	$2,853

The following table reflects the components of the Company’s net interest income, setting forth for the years presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates are computed on a tax equivalent basis assuming a 35% tax rate.

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$999,865	$58,952	5.90%	$763,607	$48,137	6.30%	$666,952	$47,076	7.06%
Taxable investment securities	549,728	20,836	3.79%	407,684	15,611	3.83%	300,221	15,758	5.25%
Tax-exempt securities	84,889	4,992	5.88%	73,361	4,523	6.17%	54,287	3,583	6.60%
Federal funds sold (B)	23,034	286	1.24%	23,321	234	1.00%	19,588	357	1.82%

Total interest-earning assets	1,657,516	85,066	5.13%	1,267,973	68,505	5.40%	1,041,048	66,774	6.41%
Noninterest earning assets:
Allowance for loan and lease losses	(18,150)			(18,284)			(11,524)
Other assets	191,100			122,459			99,756

TOTAL ASSETS	$1,830,466			$1,372,148			$1,129,280

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$327,965	$1,763	0.54%	$279,084	$1,810	0.65%	$237,993	$3,345	1.41%
Interest-bearing transaction accounts	602,575	6,875	1.14%	421,307	4,731	1.12%	293,278	4,437	1.51%
Time deposits	319,808	6,889	2.15%	266,512	6,725	2.52%	246,559	7,680	3.11%
Borrowings	134,082	6,290	4.69%	70,228	2,958	4.21%	47,923	1,884	3.93%

Total interest-bearing liabilities	1,384,430	21,817	1.58%	1,037,131	16,224	1.56%	825,753	17,346	2.10%

Noninterest-bearing liabilities:
Demand deposits	284,638			231,116			208,403
Other liabilities	8,503			6,140			5,829
Stockholders’ equity	152,895			97,761			89,295

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,830,466			$1,372,148			$1,129,280

Net interest income/spread		63,249	3.56%		52,281	3.84%		49,428	4.31%
Tax equivalent basis adjustment		1,747			1,583			1,254

NET INTEREST INCOME		$61,502			$50,698			$48,174

Net interest margin (C)			3.82%			4.12%			4.75%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Total interest income on a tax equivalent basis increased from $68.5 million in 2003 to $85.1 million in 2004, an increase of $16.6 million. The increase in interest income in 2004 was due to a $389.5 million increase in interest-earning assets due to growth in the loan and investment portfolios resulting from the Newton merger as well as from growth generated internally. The increase in interest income due to volume was offset by a 27 basis point decrease in the yield on interest-earning assets reflecting loan and investment prepayments being reinvested at lower rates.

The increase in interest income from $66.8 million in 2002 to $68.5 million in 2003 resulted from a $226.9 million increase in earning assets offset by an 101 basis point decrease in the yield on earning assets caused by a decrease in rates resulting from increased prepayment rates on mortgage related assets which repriced at lower rates.

Total interest expense increased from $16.2 million in 2003 to $21.8 million in 2004 as a result of an increase in the volume of interest-bearing liabilities of $347.3 million. During 2004, the Company’s cost of funds remained relatively stable, increasing 2 basis points from 2003 to 2004. A change in the mix of the deposits had the effect of keeping the Company’s cost of funds low. Average savings and interest-bearing transaction accounts increased from 58% of total deposits in 2003 to 61% in 2004. Higher yielding time deposits declined from 22% of total deposits in 2003 to 21% of total deposits in 2004. The cost of funds was also impacted by the Company’s trust preferred offerings of $30 million completed in June of 2003 and $25 million completed in December of 2003 . The trust preferred securities have a weighted average rate of 6.78%. For more information see Note 7 – Debt – Subordinated Debentures. Interest expense decreased from $17.3 million in 2002 to $16.2 million in 2003 as a result of a decline in the average rates paid on total interest-bearing liabilities from 2.10% in 2002 to 1.56% in 2003 offset by an increase in total interest-bearing liabilities of $211.4 million.

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.82%, 4.12% and 4.75% for 2004, 2003 and 2002, respectively. The decrease in the net interest margin from 2003 to 2004 resulted from a decline in the average yield earned on interest-earning assets due to investment and loan prepayments being reinvested in lower yielding assets. The 27 basis point decline in the average yield on interest-earning assets and the 2 basis point increase in the average rate paid on interest-bearing liabilities resulted in a lower net interest spread and a lower net interest margin.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan review. The provision for loan and lease losses at $3.6 million in 2004 increased from $3.0 million in 2003 due to management’s evaluation of the loan portfolio. For more information, see Financial Condition—Risk Elements below. Net charge-offs increased from $4.9 million in 2003 to $6.2 million in 2004. Charge-offs in 2004 and 2003 included charge-offs of $2.1 million and $3.4 million, respectively, in two of the commercial lease pools due to the settlement with two of the surety companies which issued surety bonds to guarantee the income stream of several commercial lease pools. Net charge-offs as a percent of average loans outstanding decreased from 0.64% in 2003 to 0.62% in 2004. Without the impact of the commercial lease pool charge-offs, net charge-offs as a percentage of average loans outstanding would have been 0.41% and 0.20% for 2004 and 2003, respectively.

The 2003 provision for loan and lease losses at $3.0 million decreased from $10.5 million in 2002 due to management’s evaluation of the loan portfolio including its evaluation of the risk in the commercial lease pools discussed above. Included in the 2002 provision was a $7.5 million additional provision for potential losses under the commercial lease pools described in Note 15. Net charge-offs were $780,000 in 2002 and the ratio of net charge-offs to average loans outstanding was 0.12%.

Noninterest Income

Noninterest income increased $616,000 or 5% to $13.4 million in 2004 from $12.8 million in 2003 and represented 17.9% of total revenue for 2004. (Total revenue is defined as net interest income plus noninterest income.) A primary source of this increase in revenue was an increase in service charges on demand deposit accounts from $7.1 million in 2003 to $7.8 million in 2004, a $734,000 or 10% increase resulting from fee income generated by the Newton branches and increased ATM income. Gains on sales of securities decreased from $1.9 million in 2003 to $638,000 in 2004. Commissions and fees increased from $2.5 million in 2003 to $3.0 million in 2004, an increase of $466,000 or 18% due to increased loan volumes, increased prepayment fees on commercial loans and increased investment services brokerage income. Income from bank owned life insurance (BOLI) increased as a result of income earned on $7.0 million in BOLI policies purchased in the second quarter of 2003 and income earned from BOLI policies acquired in the Newton and CSB acquisitions. Other income increased from $389,000 in 2003 to $803,000 in 2004 as a result of gains on sales of leases and income received on the Company’s investment in the common stock of the trusts that are described in further detail in Note 1 under “Variable Interest Entities.”

Noninterest income increased $2.9 million or 29% from $9.9 million in 2002 to $12.8 million in 2003 and represented 20% of total revenue for 2003. Noninterest income increased from 2002 to 2003 primarily as a result of increases in gains on sales of securities from $876,000 in 2002 to $1.9 million in 2003 and from increases in service charges on deposit accounts of $1.1 million. Increases in service charges on deposits resulted from the implementation of a new service charge schedule in the second quarter of 2003 as well as a higher retention of overdraft and return item charges. Income from bank owned life insurance increased as a result of income earned from BOLI policies purchased late in second quarter 2003.

Noninterest Expense

Noninterest expense increased from $38.3 million in 2003 to $47.2 million in 2004, an $8.9 million or 23% increase. Salaries and benefits, the largest component of noninterest expense, increased by $4.5 million or 22%. The Newton acquisition, which included 119 employees, and a full year of the salaries paid to the 34 employees from the CSB acquisition, contributed to this increase as well as normal salary and benefit increases. Occupancy expense increased from $3.7 million in 2003 to $4.4 million in 2004 as a result of expenses related to four branches acquired in the CSB acquisition and the ten branches and one administration center acquired in the Newton acquisition. Furniture and equipment expenses increased $714,000 or 21% due to costs related to upgrading the Company’s computer system as well as additional costs incurred from the acquisition of the Newton branches. Stationery, supplies and postage increased $185,000 or 14% from 2003 to 2004 as a result of expenses related to the Newton merger as well as expenses related to internal growth. Marketing expense increased from $1.1 million in 2003 to $1.5 million in 2004 primarily as a result of expenses incurred in Bergen County, the market area the Company has entered as a result of the CSB acquisition. The Newton acquisition also contributed to the increased marketing expense. Other expenses increased from $6.5 million in 2003 to $8.9 million in 2004, a $2.4 million or 37% increase. Other expenses included a $588,000 increase in amortization of Core Deposit Intangible resulting from the Newton and CSB mergers. Other expenses also included $885,000 resulting from the addition of the Newton offices beginning July 1, 2004, and a $311,000 increase in audit fees resulting from costs incurred to comply with the Sarbanes-Oxley Act. Also included in other expenses was a $200,000 writedown of other real estate owned property in fourth quarter 2004. The remainder of the increase in other expenses resulted from expense related to our increased customer base.

Noninterest expense in 2003 increased $4.7 million or 14% over 2002. This increase included a $2.2 million or 12% increase in salary expense due to the CSB acquisition and normal merit increases. Stationery and supplies increased $112,000 or 9% from 2002 to 2003 as a result of expenses related to the CSB merger. Legal fees increased from $1.2 million in 2002 to $1.6 million in 2003 as a result of the litigation related to the commercial lease pools. Marketing expense increased from $793,000 in 2002 to $1.1 million in 2004 as a result of expenses related to the new branches acquired from CSB. Other expenses increased by $1.3 million or 26% due to consulting costs incurred related to an efficiency review as well as increased costs related to the increased customer base.

The efficiency ratio expresses the relationship between non-interest expense (excluding other real estate expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities). In 2004, the Company’s efficiency ratio on a tax equivalent basis increased to 60.7% from 60.3% in 2003. The efficiency ratio was 57.2% in 2002.

Income Taxes

The Company’s effective income tax rate was 31.6%, 31.9% and 27.8%, in the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s effective tax rate increased from 27.8% in 2002 to 31.9% in 2003 because of the 58.9% increase in pretax income and because interest income on tax-exempt securities as a percent of pre-tax income decreased.

Financial Condition

Total assets increased from $1.585 billion on December 31, 2003 to $2.141 billion on December 31, 2004, an increase of $555.7 million, or 35%, including $316.4 million from the Newton acquisition. Total assets at year-end 2003 increased $378.2 million or 31% from year-end 2002, including $141.2 million from the CSB acquisition.

Loans

The Banks primarily serve Northern New Jersey and the surrounding areas. All of their borrowers are U.S. residents or entities.

Total loans increased from $852.4 million on December 31, 2003 to $1.18 billion on December 31, 2004, an increase of $326.2 million or 38% including $201.5 million from Newton. The increase in loans occurred in all major loan categories. Commercial loans increased from $399.5 million to $602.1 million, an increase of $202.6 million or 51% including $138.4 million in commercial loans from the Newton acquisition. Commercial loans included $11.8 million in growth in leases from the Company’s leasing division. Commercial loans also increased due to a $25.0 million acquisition of an Asset Based Lending portfolio in September 2004. The home equity and consumer installment portfolio increased from $254.0 million in 2003 to $289.9 million in 2004, an increase of $35.9 million or 14% including $20.3 million from the Newton acquisition. The residential real estate mortgage portfolio also increased $45.5 million or 26% including $27.3 million from the Newton acquisition. Real estate construction loans, which include both residential and commercial construction loans, increased from $20.5 million in 2003 to $62.7 million in 2004, an increase of $42.2 million including $15.5 million from the Newton acquisition. In 2003, total loans increased $133.7 million to $852.4 million including $87.1 million from the CSB acquisition. The majority of the growth was in the commercial loan portfolio which increased $96.1 million or 32% including $65.8 million from the CSB acquisition and $22.6 million in growth from leases from the Company’s leasing division.

The following table sets forth the classification of the Company’s loans by major category as of December 31 for each of the last five years:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Commercial	$602,062	$399,468	$303,381	$251,821	$222,222
Real estate—mortgage	223,936	178,404	161,469	156,251	148,178
Real estate—construction	62,687	20,476	19,567	15,598	12,757
Home equity and consumer installment	289,920	254,039	234,259	176,404	137,850

	$1,178,605	$852,387	$718,676	$600,074	$521,007

The following table shows the percentage distributions of loans by category as of December 31 for each of the last five years.

	December 31,
	2004	2003	2002	2001	2000
Commercial	51.1%	46.9%	42.2%	42.0%	42.7%
Real estate—mortgage	19.0%	20.9%	22.5%	26.0%	28.4%
Real estate—construction	5.3%	2.4%	2.7%	2.6%	2.4%
Home equity and consumer installment	24.6%	29.8%	32.6%	29.4%	26.5%

	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2004, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth certain categories of loans as of December 31, 2004, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Types of Loans:
Commercial	$77,351	$182,957	$341,754	$602,062
Real Estate—construction	36,608	5,831	20,248	62,687

Total	$113,959	$188,788	$362,002	$664,749

Amount of such loans with:
Predetermined rates	$25,017	$146,806	$134,486	$306,309
Floating or adjustable rates	88,942	41,982	227,516	358,440

Total	$113,959	$188,788	$362,002	$664,749

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

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Non-performing assets:
Non-accrual loans	13,017	16,653	19,985	1,985	2,564
Other real estate owned	650	—	—	513	442

TOTAL NON-PERFORMING ASSETS	$13,667	$16,653	$19,985	$2,498	$3,006

Non-performing assets as a percent of total assets	0.64%	1.05%	1.66%	0.24%	0.33%

Past due loans*	$2,347	$1,248	$1,342	$1,370	$1,992

*	Represents loans as to which payments of interest or principal are contractually past due ninety days or more, but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only if collection of the debt is proceeding in due course and collection efforts are reasonably expected to result in repayment of the debt or in its restoration to a current status.

Non-accrual loans decreased from $16.7 million at December 31, 2003 to $13.0 million on December 31, 2004 as a result of a settlement with one of the surety companies which guaranteed the income stream of $4.0 million of the commercial lease pools. Lakeland received $1.9 million in the settlement. The remaining $2.1 million of the loan was charged-off. Excluding the impact of the settlement of the lease pools, non-accrual loans increased

$364,000. Included in 2004 non-accrual loans are $2.7 million in non-accrual loans from Newton. Other real estate owned increased to $650,000 resulting from the Newton acquisition. In 2003, non-accruals declined $3.3 million from the prior year resulting primarily from the settlement with one of the surety companies that guaranteed the income stream of $5.3 million of commercial lease pools. The settlement included a $1.9 million principal payment and a charge-off of the remaining $3.4 million. In 2002, $16.0 million of the commercial lease pools were placed on non-accrual. (Surety companies had issued bonds to cover the performance of these leases but have withheld payment.) The Company is presently litigating this matter with the remaining surety company. For more information, please see Note 15—Commitments and Contingencies—Litigation. There is one loan relationship on non-accrual with a balance between $500,000 and $1 million; besides the one remaining $6.4 million commercial lease pool, there is one other non-accrual relationship with a balance exceeding $1 million. Excluding the impact of the commercial lease pools on performing assets, non-performing assets would have been $7.3 million or 0.34% of total assets on December 31, 2004. All non-accrual loans are in various stages of litigation, foreclosure, or workout. Loans past due ninety days or more and still accruing increased from $1.2 million on December 31, 2003 to $2.3 million on December 31, 2004.

For 2004, the gross interest income that would have been recorded, had the loans classified at year-end as non-accrual been performing in conformance with their original loan terms, is approximately $1.5 million. The amount of interest income actually recorded on those loans for 2004 was $217,000. The resultant income loss of $1.3 million for 2004 compares to losses of $1.6 million and $1.1 million for 2003 and 2002, respectively.

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

The Company’s policy concerning commercial non-accrual loans states that, except for loans which are considered to be fully collectible by virtue of collateral held and in the process of collection, loans are placed on a non-accrual status when payments are 90 days delinquent or more. It is possible for a loan to be on non-accrual status and not be classified as impaired if the balance of such loan is relatively small and, therefore, that loan has not been specifically reviewed for impairment.

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

As of December 31, 2004, based on the above criteria, the Company had impaired loans totaling $12.2 million (including $11.9 million in non-accrual loans). The impairment of these loans is based on the fair value of the underlying collateral for these loans. Based upon such evaluation, $4.6 million has been allocated to the allowance for loan and lease losses for impairment. At December 31, 2004, the Company also had $7.1 million and $330,000 in loans that were rated substandard and doubtful, respectively, that were not classified as non-performing or impaired.

There were no loans at December 31, 2004, other than those designated non-performing, impaired, substandard or doubtful where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2004, the historical relationships among the amount of loans outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans charged off and the amount of loan recoveries:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance of the allowance at the beginning of the year	$16,899	$17,940	$8,220	$8,890	$7,668

Loans charged off:
Commercial	4,964	4,100	501	2,248	1,046
Home equity and consumer	1,718	1,817	926	398	221
Real estate—mortgage	—	—	—	4	—

Total loans charged off	6,682	5,917	1,427	2,650	1,267

Recoveries:
Commercial	145	653	446	245	359
Home equity and consumer	363	350	195	124	127
Real estate—mortgage	10	1	6	11	3

Total Recoveries	518	1,004	647	380	489

Net charge-offs:	6,164	4,913	780	2,270	778
Addition related to acquisitions	2,301	872	—	—	—
Provision for loan and lease losses charged to operations	3,602	3,000	10,500	1,600	2,000

Ending balance	$16,638	$16,899	$17,940	$8,220	$8,890

Ratio of net charge-offs to average loans outstanding	0.62%	0.64%	0.12%	0.41%	0.16%
Ratio of allowance at end of year as a percentage of year-end total loans	1.41%	1.98%	2.49%	1.37%	1.70%

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2004. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans in each category as well as historical trends.

	At December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Commercial	$13,598	$14,036	$16,086	$6,308	$7,240
Home equity and consumer	2,411	2,117	1,109	1,173	965
Real estate—construction	146	54	54	54	54
Real estate—mortgage	483	692	691	685	631

	$16,638	$16,899	$17,940	$8,220	$8,890

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

	December 31,
	2004	2003	2002
	(in thousands)
U.S. Treasury and U.S. government agencies	$194,378	$169,826	$78,511
Obligations of states and political subdivisions	101,023	82,139	62,113
Mortgage-backed securities	403,150	332,904	246,155
Equity securities	18,352	10,874	9,523
Other debt securities	28,125	4,668	11,541

	$745,028	$600,411	$407,843

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2004:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$9,563	$76,028	$64,980	$3,858	$154,429
Yield	3.81%	3.40%	4.11%	4.09%	3.74%
Obligations of states and political subdivisions
Amount	5,937	17,317	19,933	2,734	45,921
Yield	5.25%	5.96%	6.00%	6.58%	5.92%
Mortgage-backed securities
Amount	—	21,709	63,562	255,199	340,470
Yield	—%	3.29%	3.91%	4.08%	4.00%
Other debt securities
Amount	8,800	1,200	—	12,934	22,934
Yield	2.33%	4.03%	—%	2.88%	2.73%
Other equity securities
Amount	18,352	—	—	—	18,352
Yield	—%	—%	—%	—%	—%

Total securities
Amount	$42,652	$116,254	$148,475	$274,725	$582,106
Yield	2.07%	3.77%	4.28%	4.05%	3.91%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2004:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$3,021	$29,150	$7,778	$—	$39,949
Yield	4.70%	3.83%	3.73%	—%	3.88%
Obligations of states and political subdivisions
Amount	10,523	8,700	22,820	13,059	55,102
Yield	5.49%	6.69%	4.89%	5.57%	5.45%
Mortgage-backed securities
Amount	54	7,581	5,492	49,553	62,680
Yield	5.33%	4.28%	3.78%	4.32%	4.27%
Other debt securities
Amount	2,557	1,009	—	1,625	5,191
Yield	6.78%	4.64%	—%	5.31%	5.90%

Total securities
Amount	$16,155	$46,440	$36,090	$64,237	$162,922
Yield	5.55%	4.46%	4.47%	4.60%	4.62%

Deposits

Total deposits increased from $1.326 billion on December 31, 2003 to $1.727 billion on December 31, 2004, an increase of $401.1 million, or 30%, including deposits of $266.9 million from the Newton acquisition. The major factor driving deposit growth in 2004 was a growth in savings and interest-bearing transaction accounts which increased from $795.5 million to $1.042 billion, an increase of $246.1 million or 31%, which included $154.5 million from the Newton acquisition, and growth in Lakeland’s municipal deposits. Total noninterest bearing demand accounts increased from $242.7 million to $319.4 million, a $76.6 million or 32% increase, which included $49.4 million in deposits from Newton. Total core deposits, which are defined as noninterest bearing deposits and savings and interest-bearing transaction accounts, increased from $1.038 billion on December 31, 2003 to $1.361 billion on December 31, 2004, an increase of $322.8 million or 31%. Time deposits increased $78.3 million from $287.5 million at year-end 2003 to $365.8 million at year-end 2004 primarily as a result of the Newton merger which contributed $62.9 million in certificates of deposit. Total deposits in 2003 increased $266.6 million or 25% from December 31, 2002, including $125.7 million from the CSB acquisition.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$284,638	—%	$231,116	—%	$208,403	—%
Interest-bearing transaction accounts	602,575	1.14%	421,307	1.12%	293,278	1.51%
Savings	327,965	0.54%	279,084	0.65%	237,993	1.41%
Time deposits	319,808	2.15%	266,512	2.52%	246,559	3.11%

Total	$1,534,986	1.01%	$1,198,019	1.11%	$986,233	1.57%

As of December 31, 2004, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$23,895
Over 3 through 6 months	23,317
Over 6 through 12 months	17,821
Over 12 months	30,971

Total	$96,004

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

The Banks fund loan demand and operation expenses from four sources:

•	Net income.

•	Deposits. The Banks can offer new products or change its rate structure in order to increase deposits. In 2004, the Company generated $134.2 million in net deposit growth.

•	Sales of securities and overnight funds. At year-end 2004, the Company had $582.1 million in securities designated “available for sale.”

•	Overnight credit lines. The Banks are members of the Federal Home Loan Bank of New York (FHLB). One membership benefit is that members can borrow overnight funds. Lakeland has overnight credit lines of $100 million available for it to borrow from the FHLB. Lakeland also has overnight federal funds lines available for it to borrow up to $30.0 million. Newton has overnight federal funds lines available for it to borrow up to $8.0 million.

The Company’s management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs including current loan commitments, deposit maturities and other obligations. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company’s assessment of rate sensitive assets and rate sensitive liabilities and relating to the extent to which market factors indicate that financial institutions such as the Banks should match such assets and liabilities.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2004:

(dollars in thousands)	Total	Within one year	After one but within within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$7,436	$1,085	$1,839	$1,159	$3,353
Benefit plan commitments	2,600	35	70	70	2,425
Remaining contractual maturities of time deposits	365,824	252,606	98,650	13,188	1,380
Subordinated debentures	56,703	—	—	—	56,703
Loan commitments	257,161	214,087	12,238	1,749	29,087
Long-term borrowed funds	42,288	7,223	4,210	855	30,000
Standby letters of credit	10,058	8,230	1,828	—	—

Total	$742,070	$483,266	$118,835	$17,021	$122,948

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

The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. The Company’s performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Retail Officer, Chief Credit Officer, certain other senior officers and certain directors. This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

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

The following table sets forth the estimated maturity/repricing structure of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2004. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain at the Company regardless of market interest rates. Therefore, 13% of the core interest-bearing deposits, 20% of core savings deposits and 35% of money market deposit accounts are shown as maturing or repricing within three months. The remainder is divided between the “after 1 but within 5 years” column and the “after 5 years” column. Interest-bearing transaction accounts held by states and municipalities are seen to be more sensitive than personal interest-bearing transaction accounts. Therefore, 50% of public interest-bearing transaction accounts are shown as repricing within three months. The table does not assume any prepayment of fixed-rate loans.

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

	Maturing or Repricing
December 31, 2004	Within three months	After 3 months but within 1 year	After 1 but within 5 years	After 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$294,512	$102,106	$461,415	$317,972	$1,176,005
Investment securities	69,733	93,845	411,825	169,625	745,028
Interest-bearing cash accounts	7,365	—	—	—	7,365

Total interest-earning assets	371,610	195,951	873,240	487,597	1,928,398

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	194,262	—	326,035	164,344	684,641
Savings accounts	69,696	92	127,643	159,549	356,980
Time deposits	80,324	166,542	117,577	1,381	365,824

Total interest-bearing deposits	344,282	166,634	571,255	325,274	1,407,445

Borrowings:
Fed funds purchased and securities sold under agreements to repurchase	75,830	35,000	—	—	110,830
Long-term debt	6,772	451	5,065	30,000	42,288
Subordinated debentures	—	—	20,619	36,084	56,703

Total borrowings	82,602	35,451	25,684	66,084	209,821

Total interest-bearing liabilities	426,884	202,085	596,939	391,358	1,617,266

Interest rate sensitivity gap	$(55,274)	$(6,134)	$276,301	$96,239	$311,132

Cumulative rate sensitivity gap	$(55,274)	$(61,408)	$214,893	$311,132

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

The starting point (or “base case”) for the following table is an estimate of the Company’s net portfolio value at December 31, 2004 using current discount rates, and an estimate of net interest income for 2005 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2004 levels. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points. Rate shocks assume that current interest rates change immediately. The information provided for net interest income for 2005 assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the twelve month period. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

	Net Portfolio Value at December 31, 2004		Net interest income for 2005
Rate Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
		(dollars in thousands)
+200 basis points	$271,051	(11.2)%	$70,659	(2.9)%
Base Case	305,109	—%	72,805	—%
-200 basis points	295,726	(3.1)%	69,333	(4.8)%

Capital Resources

Stockholders’ equity increased $83.6 million to $194.5 million at December 31, 2004, from $111.0 million at December 31, 2003, reflecting an issuance of 4,891,019 shares of common stock for the purchase of Newton at a value of $77.6 million, net income during the year of $16.5 million, cash dividends to stockholders of $7.4 million, an unrealized securities gain, net of deferred income taxes, of $242,000, purchases of treasury stock of $4.4 million and net proceeds from the exercise of stock options of $1.1 million.

Book value per share (total stockholders’ equity divided by the number of shares outstanding) increased from $6.96 on December 31, 2003 to $9.41 on December 31, 2004 as a result of increased income and the issuance of stock for the NFC acquisition. Book value per share was $6.08 on December 31, 2002.

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

The following table reflects capital ratios of the Company and its subsidiaries as of December 31, 2004 and 2003:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
Capital Ratios:	2004	2003	2004	2003	2004	2003
The Company	7.71%	7.84%	12.02%	12.79%	13.27%	15.96%
Lakeland Bank	6.11%	6.53%	9.78%	10.67%	11.03%	11.93%
Newton Trust Company	10.36%	N/A	14.52%	N/A	15.38%	N/A
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Recent Accounting Pronouncements

In October 2003, the AICPA issued SOP 03-3 “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The Company adopted this statement on January 1, 2005. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company. Management will continue to evaluate the effects of this statement when it subsequently evaluates loans and securities acquired in a transfer.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.

Management has determined that Lakeland Bancorp Capital Trust I, Lakeland Bancorp Capital Trust II and Lakeland Bancorp Capital Trust III (collectively, “the Trusts”) qualify as a variable interest entities under FIN 46. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2003. The Trusts were included in the Company’s consolidated balance sheet and statements of income at December 31, 2003 due to the Company’s ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which had to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) required the Company to deconsolidate the Trusts as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts’ expected residual returns. Accordingly, the Company deconsolidated the Trusts at the end of the first quarter of 2004, which resulted in an increase in outstanding debt by $1.7 million.

The Federal Reserve has issued guidance on the regulatory capital treatment for the trust preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule would take effect April 11, 2005; however, a five year transition period starting March 31, 2004 and leading up to March 31, 2009 allows bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the proposed rule and anticipates that its ratios would still exceed the minimum ratios required to qualify as a well-capitalized institution. This constitutes a forward-looking statement under the Private Securities Litigation Act of 1995.

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company’s 2003 Form 10-K . In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue

03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a).” EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” (EITF 03-1-1). FSP EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’” delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue’s three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’” The Company is in the process of determining the impact that this EITF will have on its financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts the years ended December 31, 2004, 2003 and 2002 is disclosed in Note 1-Summary of Accounting Policies-Stock Based Compensation – in the Notes to the Consolidated Financial Statements.

Effects of Inflation

The impact of inflation, as it affects banks, differs substantially from the impact on non-financial institutions. Banks have assets which are primarily monetary in nature and which tend to move with inflation. This is especially true for banks with a high percentage of rate sensitive interest-earning assets and interest-bearing liabilities. A bank can further reduce the impact of inflation with proper management of its rate sensitivity gap. This gap represents the difference between interest rate sensitive assets and interest rate sensitive liabilities. The Banks attempt to structure their assets and liabilities and manage their gap to protect against substantial changes in interest rate scenarios, thus minimizing the potential effects of inflation.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

ITEM 8 – Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(dollars in thousands)
ASSETS
Cash	$47,981	$42,760
Interest-bearing deposits due from banks	7,365	3,324

Total cash and cash equivalents	55,346	46,084

Investment securities available for sale	582,106	557,402
Investment securities held to maturity; fair value of $162,926 in 2004 and $43,650 in 2003	162,922	43,009
Loans, net of deferred fees	1,176,005	851,536
Less: allowance for loan and lease losses	16,638	16,899

Net loans	1,159,367	834,637
Premises and equipment - net	31,749	27,510
Accrued interest receivable	8,002	6,391
Goodwill and other identifiable intangible assets	94,119	27,609
Bank owned life insurance	34,240	27,575
Other assets	13,170	15,073

TOTAL ASSETS	$2,141,021	$1,585,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$319,359	$242,710
Savings and interest-bearing transaction accounts	1,041,621	795,485
Time deposits under $100 thousand	269,820	209,216
Time deposits $100 thousand and over	96,004	78,271

Total deposits	1,726,804	1,325,682
Federal funds purchased and securities sold under agreements to repurchase	110,830	51,423
Long-term debt	42,288	34,500
Subordinated debentures	56,703	—
Other liabilities	9,848	7,734
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	55,000

TOTAL LIABILITIES	1,946,473	1,474,339

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 21,374,570 at December 31, 2004 and 16,483,551 at December 31, 2003; outstanding shares, 20,680,922 at December 31, 2004 and 15,948,526 at December 31, 2003	208,933	131,116
Accumulated Deficit	(3,847)	(12,980)
Treasury stock, at cost, 693,648 shares in 2004 and 535,025 in 2003	(10,878)	(7,283)
Accumulated other comprehensive income	340	98

TOTAL STOCKHOLDERS’ EQUITY	194,548	110,951

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,141,021	$1,585,290

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$58,952	$48,137	$47,076
Federal funds sold and interest-bearing deposits with banks	286	234	357
Taxable investment securities	20,835	15,611	15,758
Tax-exempt investment securities	3,246	2,940	2,329

TOTAL INTEREST INCOME	83,319	66,922	65,520

INTEREST EXPENSE
Deposits	15,527	13,266	15,462
Federal funds purchased and securities sold under agreements to repurchase	589	223	293
Long-term debt	5,701	2,735	1,591

TOTAL INTEREST EXPENSE	21,817	16,224	17,346

NET INTEREST INCOME	61,502	50,698	48,174
Provision for loan and lease losses	3,602	3,000	10,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	57,900	47,698	37,674

NONINTEREST INCOME
Service charges on deposit accounts	7,823	7,089	5,940
Commissions and fees	3,001	2,535	1,927
Gains on the sales of investment securities	638	1,857	876
Income on bank owned life insurance	1,134	913	751
Other income	803	389	383

TOTAL NONINTEREST INCOME	13,399	12,783	9,877

NONINTEREST EXPENSE
Salaries and employee benefits	25,128	20,676	18,491
Net occupancy expense	4,365	3,665	3,370
Furniture and equipment	4,080	3,366	3,255
Stationery, supplies and postage	1,552	1,367	1,255
Legal fees	1,655	1,605	1,239
Marketing expense	1,473	1,081	793
Other expenses	8,932	6,527	5,184

TOTAL NONINTEREST EXPENSE	47,185	38,287	33,587

Income before provision for income taxes	24,114	22,194	13,964
Provision for income taxes	7,619	7,087	3,887

NET INCOME	$16,495	$15,107	$10,077

EARNINGS PER SHARE
Basic	$0.90	$0.99	$0.67

Diluted	$0.89	$0.98	$0.66

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Years Ended December 31,
	2004	2003	2002
	(in thousands)
NET INCOME	$16,495	$15,107	$10,077

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	678	(3,059)	3,621
Less: reclassification for gains included in net income	436	1,263	601

Other Comprehensive Income (Loss)	242	(4,322)	3,020

TOTAL COMPREHENSIVE INCOME	$16,737	$10,785	$13,097

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

	Common stock		Retained earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2001	13,972,473	$88,273	$(931)	$(3,175)	$1,400	$85,567
Net Income 2002	—	—	10,077	—	—	10,077
Other comprehensive income, net of tax	—	—	—	—	3,020	3,020
Exercise of stock options	—	(126)	—	466	—	340
Stock dividend	698,624	13,517	(13,517)	—	—	—
Cash dividends	—	—	(5,065)	—	—	(5,065)
Purchase of treasury stock	—	—	—	(3,172)	—	(3,172)

BALANCE DECEMBER 31, 2002	14,671,097	101,664	(9,436)	(5,881)	4,420	90,767
Net Income 2003	—	—	15,107	—	—	15,107
Other comprehensive loss, net of tax	—	—	—	—	(4,322)	(4,322)
Exercise of stock options	—	(210)	—	680	—	470
Shares issued for the purchase of CSB Financial Corp.	1,028,492	16,742	—	—	—	16,742
Stock dividend	783,962	12,920	(12,920)	—	—	—
Cash dividends	—	—	(5,731)	—	—	(5,731)
Purchase of treasury stock	—	—	—	(2,082)	—	(2,082)

BALANCE DECEMBER 31, 2003	16,483,551	$131,116	$(12,980)	$(7,283)	$98	$110,951
Net Income 2004	—	—	16,495	—	—	16,495
Other comprehensive income, net of tax	—	—	—	—	242	242
Exercise of stock options	—	264	—	818	—	1,082
Shares issued for the purchase of Newton Financial Corp.	4,891,019	77,553	—	—	—	77,553
Cash dividends	—	—	(7,362)	—	—	(7,362)
Purchase of treasury stock	—	—	—	(4,413)	—	(4,413)

BALANCE DECEMBER 31, 2004	21,374,570	$208,933	$(3,847)	$(10,878)	$340	$194,548

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,495	$15,107	$10,077
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	3,978	5,821	2,235
Depreciation	3,189	2,621	2,554
Amortization of intangible assets	810	222	129
Provision for loan and lease losses	3,602	3,000	10,500
Provision for losses on other real estate	200	—	15
Gains on sales of securities	(637)	(1,857)	(876)
Deferred income tax (benefit)	1,330	803	(4,206)
(Increase) decrease in other assets	39	(2,482)	474
Increase (decrease) in other liabilities	661	1,427	(1,084)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,667	24,662	19,818

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents in excess of cash paid for business acquired	1,067	1,720	—
Proceeds from repayments on and maturity of securities:
Available for sale	153,537	180,459	124,563
Held to maturity	43,244	19,327	23,725
Proceeds from sales of securities:
Available for sale	32,708	80,727	28,767
Held to maturity	—	701	—
Purchase of securities:
Available for sale	(171,400)	(439,789)	(237,713)
Held to maturity	(122,965)	(17,098)	—
Purchase of Asset Based Lending portfolio	(25,524)	—	—
Net increase in loans	(104,430)	(51,374)	(119,044)
Purchase of bank owned life insurance	—	(7,000)	—
Proceeds from dispositions of premises and equipment	44	265	916
Capital expenditures	(3,682)	(2,023)	(3,816)
Net decrease in other real estate owned	—	—	498

NET CASH USED IN INVESTING ACTIVITIES	(197,401)	(234,085)	(182,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	134,229	140,936	146,982
Increase in federal funds purchased and securities sold under agreements to repurchase	59,407	31,449	54
Proceeds from (repayments of) long-term repurchase agreements	(5,521)	—	9,997
Issuance of subordinated debentures	—	55,000	—
Purchase of treasury stock	(4,413)	(2,082)	(3,172)
Exercise of stock options	656	470	340
Dividends paid	(7,362)	(5,731)	(5,065)

NET CASH PROVIDED BY FINANCING ACTIVITIES	176,996	220,042	149,136

Net increase (decrease) in cash and cash equivalents	9,262	10,619	(13,150)
Cash and cash equivalents, beginning of year	46,084	35,465	48,615

CASH AND CASH EQUIVALENTS, END OF YEAR	$55,346	$46,084	$35,465

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Lakeland Bancorp, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiaries, Lakeland Bank (Lakeland) and the Newton Trust Company (Newton), collectively referred to as “the Banks.” Community State Bank (CSB) was merged into Lakeland on August 25, 2003. The Banks generate commercial, mortgage and consumer loans and receive deposits from customers located primarily in Northern New Jersey. They also provide securities brokerage services, including mutual funds and variable annuities. The Banks operate under a state bank charter and provide full banking services and, as state banks, are subject to regulation by the New Jersey Department of Banking and Insurance.

The Banks operate as commercial banks offering a wide variety of commercial loans and leases and, to a lesser degree, consumer credits. Their primary future strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in their principal markets. The Banks fund their loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, they originate residential mortgage loans, and service such loans which are owned by other investors. Lakeland also has a leasing division which provides equipment lease financing to small and medium sized business clients and an Asset Based Lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers.

The Company and the Banks are subject to regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Banks’ business is particularly susceptible to being affected by state and federal legislation and regulations.

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company and the Banks conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Newton, Lakeland Investment Corp., Lakeland NJ Investment Corp. and Newton Investment Corp. All intercompany balances and transactions have been eliminated.

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

The Company has applied the aggregation criteria set forth in SFAS No. 131 for its Lakeland Bank and Newton Trust Company operating segments to create one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Banks to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

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

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company’s 2003 Form 10-K . In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a).” EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” (EITF 03-1-1). FSP EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’” delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue’s three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’” The Company is in the process of determining the impact that this EITF will have on its financial statements.

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

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Banks may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

In October 2003, the AICPA issued SOP 03-3 “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The Company adopted this statement on January 1, 2005. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company. Management will continue to evaluate the effects of this statement when it subsequently evaluates loans and securities acquired in a transfer.

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

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2004 and 2003, the Banks were servicing approximately $17.2 million and $19.2 million, respectively, of loans for others.

The Company accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained in accordance with SFAS No. 140. The Company records mortgage servicing rights and the loans based on relative fair values at the date of origination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, “Accounting for Mortgage Securities Retained after the Securitizations of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitization of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

Restrictions On Cash And Due From Banks

The Banks are required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account. The amounts of those reserves and cash balances at December 31, 2004 and 2003 were approximately $6.6 million and $1.1 million, respectively. The increase in the reserves and cash balances from December 31, 2003 to December 31, 2004, is attributable to the Newton acquisition.

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

Employee Benefit Plans

The Company has certain employee benefit plans covering substantially all employees. The Company accrues such costs as incurred.

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

At December 31, 2004, the Company had stock-based employee compensation plans, which are more fully described in Note 14. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts).

	Years Ended December 31,
	2004	2003	2002
Net income, as reported	$16,495	$15,107	$10,077
Deduct: Stock-based compensation costs determined under fair value based method for all awards	769	638	453

Pro forma net income	$15,726	$14,469	$9,624

Earnings per share:
Basic, as reported	$0.90	$0.99	$0.67
Basic, pro forma	$0.85	$0.95	$0.64

Diluted, as reported	$0.89	$0.98	$0.66
Diluted, pro forma	$0.84	$0.93	$0.63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002: dividend rate of 2%; expected volatility of 31%, 35% and 35%, risk-free interest rate of 3.98%, 3.39% and 3.40%, and expected lives of 7 years for all periods.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts the years ended December 31, 2004, 2003 and 2002 is disclosed in the table above.

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $6.7 million, $6.5 million and $7.7 million in 2004, 2003 and 2002, respectively. Cash paid for interest was $21.4 million, $15.8 million and $18.6 million in 2004, 2003 and 2002, respectively.

	2004	2003	2002
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Transfer of loans receivable to other real estate owned	$—	$325	$—

Comprehensive Income

The Company follows the disclosure provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

	December 31, 2004
	(in thousands)
	Before tax amount	Tax expense	Net of tax amount
Unrealized gain on investment securities
Unrealized holding gains arising during the period	$991	$(313)	$678
Less: reclassification adjustment for gains realized in net income	638	(202)	436

Other comprehensive gain, net	$353	$(111)	$242

	December 31, 2003
	(in thousands)
	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized loss on investment securities
Unrealized holding losses arising during the period	$(5,021)	$1,962	$(3,059)
Less: reclassification adjustment for gains realized in net income	1,857	(594)	1,263

Other comprehensive loss, net	$(6,878)	$2,556	$(4,322)

	December 31, 2002
	(in thousands)
	Before tax amount	Tax expense	Net of tax amount
Unrealized gains on investment securities
Unrealized holding gains arising during the period	$5,514	$(1,893)	$3,621
Less: reclassification adjustment for gains realized in net income	876	(275)	601

Other comprehensive income, net	$4,638	$(1,618)	$3,020

Goodwill and Other Identifiable Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” on January 1, 2002. This statement modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested the goodwill and has determined that it is not impaired.

Goodwill and core deposit intangible resulting from the Newton acquisition totaled $60.8 million and $5.7 million, respectively. Goodwill and core deposit intangible resulting from the acquisition of CSB totaled $23.7 million and $2.2 million, respectively, and is included in goodwill and other identifiable intangible assets. Total goodwill was $86.6 million and $25.0 million for the years ended December 31, 2004 and 2003, respectively. Core deposit intangible was $7.5 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively. Amortization expense of core deposit intangible was $810,000, $222,000 and $129,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is owner and beneficiary of the policies. At December 31, 2004 and 2003, the bank had $34.2 million and $27.6 million, respectively, in BOLI. Income earned on BOLI was $1,134,000, $913,000 and $751,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangible, deferred loan fees, deferred compensation and securities available for sale.

Variable Interest Entity

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.

Management has determined that Lakeland Bancorp Capital Trust I, Lakeland Bancorp Capital Trust II and Lakeland Bancorp Capital Trust III (collectively, “the Trusts”) qualify as a variable interest entities under FIN 46. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2003. The Trusts were included in the Company’s consolidated balance sheet and statements of income at December 31, 2003 due to the Company’s ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which had to be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) required the Company to deconsolidate the Trusts as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts’ expected residual returns. Accordingly, the Company deconsolidated the Trusts at the end of the first quarter of 2004, which resulted in an increase in outstanding debt by $1.7 million.

The Federal Reserve has issued guidance on the regulatory capital treatment for the trust preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule would take effect April 11, 2005; however, a five year transition period starting March 31, 2004 and leading up to March 31, 2009 allows bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the proposed rule and anticipates that its ratios would still exceed the minimum ratios required to qualify as a well-capitalized institution. This constitutes a forward-looking statement under the Private Securities Litigation Act of 1995.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2004 presentation.

NOTE	2 - ACQUISITIONS

On August 25, 2003, the Company and Lakeland completed a merger with CSB Financial Corp. and its subsidiary Community State Bank pursuant to which CSB Financial Corp. and Community were merged into the Company and Lakeland. Subject to specified allocation procedures in the merger agreement, CSB shareholders had the right to elect to receive shares of the Company’s common stock or cash in the merger. Under the terms of the merger, each of the 577,513 shares of CSB stock was exchanged for 1.781 shares of Lakeland Bancorp common stock for a total issuance of 1,028,492 shares of stock. The remaining 577,514 shares of CSB stock were exchanged for a cash payment of $29 per share for a total of $16.7 million. Remaining stock options of 55,325 were paid at a rate of $29 per share less the exercise price of the options for a total cash payment of $856,000. The transaction was accounted for under the purchase method of accounting and the results of operations include CSB’s results from August 25, 2003 forward. The acquisition resulted in the recording of approximately $25.9 million of goodwill and other intangible assets. The Company acquired assets, loans and deposits of $141.2 million, $87.2 million and $125.7 million, respectively.

On July 1, 2004, the Company completed the acquisition of Newton Financial Corp. (“NFC”) pursuant to which NFC was merged into the Company. NFC shareholders had the right to elect stock and/or cash in the merger subject to certain allocation provisions. NFC shareholders who received stock received 4.5 shares of the Company’s stock for each of their NFC shares. NFC shareholders who received cash received $72.08 per share. Under the terms of the merger, 1,086,922 shares of NFC stock were exchanged for a total issuance of 4,891,119 shares of Lakeland Bancorp stock. The remaining 270,526 shares of NFC stock were exchanged for a total of $19.5 million in cash. NFC stock options of 13,591 were exchanged for Company stock options of 61,160 and were fully vested at the time of merger. As a result of the acquisition, the Company recorded $66.5 million in goodwill and other intangible assets. The transaction was accounted for under the purchase method of accounting. The results of operations for 2004 include Newton’s results of operations from July 1, 2004 forward.

The following condensed consolidated balance sheet of NFC discloses the amounts assigned to each major asset and liability caption at the acquisition date, July 1, 2004.

(dollars in thousands)
Assets:
Cash and due from banks	$1,067
Investment securities	80,803
Net loans	200,084
Premises and Equipment	3,790
Goodwill and core deposit intangible	66,502
Other assets	7,389

Total assets	$359,635

Liabilities:
Total deposits	$(266,894)
Borrowings	(13,309)
Other liabilities	(1,879)

Total liabilities assumed	(282,082)

Net assets acquired	$77,553

The following represents the unaudited pro forma financial information of Lakeland Bancorp as if the acquisition occurred on the first date of the period indicated. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

For the year ended December 31, 2004
(in thousands)
Interest income	$90,826
Interest expense	23,300

Net interest income	67,526
Provision for loan losses	4,038
Non-interest income	14,065
Non-interest expense	51,959
Net Income	$17,592

NOTE	3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

AVAILABLE FOR SALE

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. Treasury and U.S. government agencies	$156,250	$46	$(1,867)	$154,429	$160,834	$448	$(2,487)	$158,795
Mortgage-backed securities	342,022	831	(2,383)	340,470	331,995	1,593	(3,541)	330,047
Obligations of states and political subdivisions	44,418	1,513	(10)	45,921	51,559	2,079	(20)	53,618
Other debt securities	22,891	53	(10)	22,934	4,102	35	(69)	4,068
Equity securities	16,013	2,354	(15)	18,352	8,965	1,909	—	10,874

	$581,594	$4,797	$(4,285)	$582,106	$557,455	$6,064	$(6,117)	$557,402

HELD TO MATURITY

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)

U.S. Treasury and
U.S. government agencies	$39,949	$41	$(144)	$39,846	$11,031	$267	$—	$11,298
Mortgage-backed securities	62,680	276	(287)	62,669	2,857	119	—	2,976
Obligations of states and political subdivisions	55,102	305	(178)	55,229	28,521	436	(181)	28,776
Other debt securities	5,191	4	(13)	5,182	600	—	—	600

	$162,922	$626	$(622)	$162,926	$43,009	$822	$(181)	$43,650

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$24,225	$24,300	$16,101	$16,134
Due after one year through five years	94,489	94,545	38,859	38,813
Due after five years through ten years	85,301	84,913	30,598	30,667
Due after ten years	19,544	19,526	14,684	14,644

	223,559	223,284	100,242	100,258
Mortgage-backed securities	342,022	340,470	62,680	62,668
Equity securities	16,013	18,352	—	—

Total securities	$581,594	$582,106	$162,922	$162,926

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Sale proceeds	$32,708	$81,428	$28,765
Gross gains	678	1,900	925
Gross losses	440	43	49

In 2003, the Company sold approximately $701,000 in investment securities classified as held to maturity because over 85% of the original principal acquired on these securities had been paid by the sale date. There was a loss of $1,000 on these securities. In 2002, the Company recorded an impairment loss of $400,000 on a corporate investment security held to maturity because the issuer of the bond had declared bankruptcy and was in default on its interest payments. In 2004, the issuer paid the bond in full and the Company recorded a gain of $400,000.

Securities with a carrying value of approximately $298.9 million and $198.8 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less than 12 months		12 months or longer			Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE

U.S. Treasury and U.S. government agencies	$91,237	$706	$39,149	$1,161	58	$130,386	$1,867
Mortgage-backed securities	161,152	975	72,178	1,408	112	233,330	2,383
Obligations of states and political subdivisions	2,049	10	—	—	6	2,049	10
Other debt securities	1,528	10	—	—	2	1,528	10
Equity securities	5,113	15	—	—	1	5,113	15

	$261,079	$1,716	$111,327	$2,569	179	$372,406	$4,285

HELD TO MATURITY

U.S. Treasury and U.S. government agencies	$25,709	$144	$—	$—	11	$25,709	$144
Mortgage-backed securities	34,352	287	—	—	10	34,352	287
Obligations of states and political subdivisions	19,972	141	1,513	37	60	21,485	178
Other debt securities	557	13	—	—	1	557	13

	$80,590	$585	$1,513	$37	82	$82,103	$622

Management has evaluated the securities in the above table and has concluded that none of these securities has impairments that are other-than temporary. In its evaluation, management considered the types of securities including if the securities were US government issued, and what the credit rating was on the securities. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include US government agency securities and mortgage backed securities whose market values are sensitive to interest rates. The corporate securities and the obligations of state and political subdivisions listed in the above table all are investment grade securities.

NOTE 4 - LOANS

	December 31,
	2004	2003
	(in thousands)
Commercial	$602,062	$399,468
Real estate-mortgage	223,936	178,404
Real estate-construction	62,687	20,476
Home Equity and Consumer	289,920	254,039

Total loans	1,178,605	852,387
Less: deferred fees	2,600	851

Loans net of deferred fees	$1,176,005	$851,536

Changes in the allowance for loan and lease losses are as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Balance at beginning of year	$16,899	$17,940	$8,220
Provision for loan and lease losses	3,602	3,000	10,500
Addition related to acquisitions	2,301	872	—
Loans charged off	(6,682)	(5,917)	(1,427)
Recoveries	518	1,004	647

Balance at end of year	$16,638	$16,899	$17,940

The balance of impaired loans was $12.2 million and $16.3 million at December 31, 2004 and 2003, respectively. The Banks identify a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $4.6 million and $7.1 million at December 31, 2004 and 2003, respectively. The average recorded investment on impaired loans was $15.3 million, $18.3 million and $16.2 million during 2004, 2003 and 2002, respectively, and the income recognized, primarily on the cash basis, on impaired loans was $190,000, $218,000 and $423,000 during 2004, 2003 and 2002, respectively. Interest which would have been accrued on impaired loans during 2004, 2003 and 2002 was $1.5 million, $1.8 million and $1.4 million, respectively. The Banks’ policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Banks recognize income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks; if these factors do not exist, the Banks will not recognize income.

Loans past due 90 days or more and still accruing are those loans as to which payment of interest or principal is in arrears for a period of 90 days or more but is adequately collateralized as to interest and principal or is in the process of collection. Non-performing loans consist of non-accrual loans and renegotiated loans. Non-accrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers’ financial difficulties. Interest on these loans is either accrued or credited directly to interest income. Loans past due 90 days or more and non-performing loans were as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Loans past due 90 days or more and still accruing	$2,347	$1,248	$1,342

Non-accrual loans	$13,017	$16,653	$19,985

The impact of the above non-performing loans on interest income is as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Interest income if performing in accordance with original terms	$1,476	$1,811	$1,409
Interest income actually recorded	217	218	353

	$1,259	$1,593	$1,056

The Banks have entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans at December 31, 2004, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. At December 31, 2004, loans to these related parties amounted to $14.1 million. There were new loans of $7.9 million to related parties and repayments of $6.7 million from related parties in 2004.

NOTE 5 - PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2004	2003
		(in thousands)
Land	Indefinite	$5,698	$4,577
Buildings and building improvements	10 to 50 years	28,107	22,897
Leasehold improvements	10 to 30 years	1,978	1,818
Furniture, fixtures and equipment	2 to 30 years	22,713	15,413

		58,496	44,705
Less accumulated depreciation and amortization		26,747	17,195

		$31,749	$27,510

NOTE 6 - DEPOSITS

At December 31, 2004, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2005	$252,606
2006	74,420
2007	24,230
2008	13,034
2009	154
Thereafter	1,380

$365,824

NOTE 7 - Debt

Lines of Credit

As of December 31, 2004, the Company had approved overnight borrowing capacity with the Federal Home Loan Bank (FHLB) of New York of $100.0 million. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2004 there were outstanding borrowings against this line of $30.0 million at an interest rate of 2.38%. As of December 31, 2004, the Company also had overnight federal funds lines available for it to borrow $38.0 million. The Company borrowed $25 million against these lines with a weighted average rate of 2.57% as of December 31, 2004.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Borrowed money at December 31, 2004 and 2003 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under the Banks’ control. The following table summarizes information relating to lines of credit, securities sold under agreements to repurchase and federal funds purchased for 2004, 2003 and 2002. For purposes of the table, the average amount outstanding was calculated based on a daily average.

	2004	2003	2002
	(in thousands)
Balance at December 31	$110,830	$51,423	$19,974
Interest rate at December 31	2.30%	1.01%	1.37%
Maximum amount outstanding at any month-end during the year	$110,830	$51,423	$20,760
Average amount outstanding during the year	$38,894	$20,601	$17,708
Weighted average interest rate during the year	1.51%	1.08%	1.65%

Long-Term Debt

FHLB Debt

At December 31, 2004, advances from the FHLB totaling $42.3 million will mature within one to eight years and are reported as long-term borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 4.40%.

Outstanding borrowings mature as follows (in thousands):

Year
2005	$7,223
2006	3,355
2007	855
2008	855
2009	—
Thereafter	30,000

$42,288

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

NOTE 8 - STOCKHOLDERS’ EQUITY

In January 2004, the Company announced a stock repurchase program for the purchase of up to 250,000 shares of the Company’s common stock over the next year. On July 15, 2004, the amount of shares purchasable in the stock buyback plan was increased to 500,000 shares to be purchased over the following year. During 2004, the Company purchased 253,000 shares of its outstanding common stock at an average price of $17.44 per share for an aggregate cost of $4.4 million.

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

NOTE 9 - SHAREHOLDER PROTECTION RIGHTS PLAN

The Company adopted a Shareholder Rights Plan (the “Rights Plan”) in 2001 to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the Company distributed a dividend of one right to purchase a unit of preferred stock on each outstanding common share of the Company. The rights are not currently exercisable or transferable, and no separate certificates evidencing such rights will be distributed, unless certain events occur. The rights have an expiration date of September 4, 2011.

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

NOTE	10 - INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Current tax provision	$6,289	$6,285	$8,093
Deferred tax provision (benefit)	1,330	802	(4,206)

Total provision for income taxes	$7,619	$7,087	$3,887

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate is as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Federal income tax, at statutory rates	$8,442	$7,768	$4,748
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,507)	(1,329)	(1,046)
State income tax, net of federal income tax effect	622	500	248
Other, net	62	148	(63)

Provision for income taxes	$7,619	$7,087	$3,887

The	net deferred tax asset consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$6,797	$6,896
Valuation reserves for land held for sale and other real estate	787	679
Non-accrued interest	1,079	319
Depreciation	156	273
Deferred compensation	808	631
Unrealized loss on securities available for sale	172	150
Net operating loss carryforwards from acquired company	—	258
Other, net	82	25

Deferred tax assets	9,881	9,231

Deferred tax liabilities:
Core deposit intangible from acquired companies	2,909	—
Deferred loan costs	839	—
Prepaid expenses	329	—
Fair market value adjustments	429	—
Other	577	419

Deferred tax liabilities	5,083	419

Net deferred tax assets, included in other assets	$4,798	$8,812

As a result of the acquisition of Newton, the Company recorded a net deferred tax liability of $1.8 million in 2004 which included $126,000 in unrealized holding losses. As a result of the acquisition of CSB, the Company recorded a net deferred tax liability of $496,000, which included $93,000 in unrealized holding gains in 2003. An $876,000 tax liability for CSB’s core deposit intangible was recorded in 2004 as an adjustment to goodwill.

NOTE 11 – EARNINGS PER SHARE

The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	Year ended December 31, 2004
	(in thousands except per share amounts)
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to common shareholders	$16,495	18,409	$0.90
Effect of dilutive securities
Stock options	—	226	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$16,495	18,635	$0.89

Options to purchase 216,348 shares of common stock at a weighted average of $17.55 per share were outstanding during 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

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

NOTE 12 - EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $625,000 for 2004, $500,000 for 2003 and $355,000 for 2002.

Salary Continuation Agreements

NBSC entered into a salary continuation agreement during 1996 with its former Chief Executive Officer and its President which entitle them to certain payments upon their retirement. As part of the merger of the Company and NBSC’s parent (High Point Financial Corp.) in July 1999, Lakeland placed in trusts amounts equal to the present value of the amounts that would be owed to them in their retirement. These amounts were $722,000 for the Chief Executive Officer and $381,000 for the President. Lakeland has no further obligation to pay additional amounts pursuant to these agreements.

Former CEO Retirement Benefits

Metropolitan entered into an agreement in January 1997 with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a fifteen year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period as well as certain retiree medical benefits. The present value of this obligation was charged to operations. During 2004, 2003 and 2002, $15,000, $27,000 and $37,000 respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401K plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 35% of the employee’s contributions. The Company’s contributions in 2004, 2003 and 2002 totaled $240,000, $150,000 and $105,000, respectively. In 2005, the Company expects to match up to 40% of the employees’ contributions.

Newton has a 401(k) plan which is expected to be merged into the Company’s 401(k) plan. As of the date of acquisition, July 1, 2004, Newton’s 401(k) plan was frozen and all employee and employer contributions to that plan ceased. Newton employee contributions since that time have been made to the Company’s 401(k) plan and the Company is matching the Newton employee contributions as it does with the Company’s other employees.

Pension Plan

Newton has a defined benefit pension plan. As of March 31, 2004, Newton’s Board of Directors elected to freeze the benefits of the pension plan. All participants of the plan ceased accruing benefits as of that date. As a result, Newton’s pension plan recognized a curtailment gain of $1.1 million.

The investment policy and strategy of the Plan and its advisors includes target portfolio allocations of approximately 60% in equities and 40% in debt securities. Based on historical performance, the Plan assumes that the long term equity securities have earned a rate of return of approximately 10% and fixed income securities have earned a return of between 1% and 5%. The composition of plan assets at December 31, 2004 were as follows:

December 31, 2004
Asset Category
Equity securities	61%
Debt securities	36%
Other securities	3%

The accumulated benefit obligation as of December 31, 2004, is as follows:

(in thousands)	2004
Accumulated postretirement benefit obligation, July 1, 2004	$1,526
Interest Cost	53
Actuarial loss	27
Estimated benefit payments	(125)

Total accumulated postretirement benefit obligation	1,481

Fair value of plan assets beginning of period	1,672
Return on plan assets	62
Benefits paid	(125)
Asset gain	9

Fair value of plan assets at end of year	1,618

Funded status	137
Unrecognized net actuarial loss	18

Prepaid benefit	$155

Accumulated benefit obligation	$1,481

The components of net periodic pension cost are as follows:

(in thousands)	2004
Service cost, benefits attributed to employee service during the period	$0
Interest cost on APBO	53
Expected return on plan assets	(62)

Net periodic postretirement cost	$(9)

The benefits expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

2005	$8
2006	16
2007	12
2008	59
2009	55
2010 - 2014	306

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

2004
Discounted rate	6.25%
Expected return on plan assets	7.25%
Rate of compensation	4.00%

There is no expected contribution for 2005.

Employee Stock Ownership Plan

NBSC had an Employee Stock Ownership Plan (“ESOP”). No contributions have been made to this plan for the years ended December 31, 2004, 2003 and 2002.

Postretirement Health Care Benefits

In 2000, the Company instituted postretirement health care benefits and life insurance coverage to its employees who meet certain predefined criteria. The expected cost of these benefits is charged to expense during the years that eligible employees render service.

The accumulated postretirement benefit obligations (APBO’s) as of December 31, 2004 and 2003 were as follows:

(in thousands)	2004	2003
Accumulated postretirement benefit obligation, January 1	$595	$608
Service cost	66	66
Interest Cost	36	37
Actuarial loss	(23)	(99)
Estimated benefit payments	(14)	(17)

Total accumulated postretirement benefit obligation	660	595
Unrecognized net gain due to past experience different from that assumed and effects of changes in assumptions made	191	176
Unrecognized prior service cost	(26)	(72)
Unamortized transition obligation	(46)	(52)

Accrued accumulated postretirement benefit obligation	$779	$647

The measurement date for the APBO was December 31 for each year presented.

The components of net periodic postretirement benefit cost are as follows:

(in thousands)	2004	2003	2002
Service cost, benefits attributed to employee service during the year	$66	$66	$49
Interest cost on APBO	36	37	36
Amortization of prior service cost	47	46	46
Amortization of transition obligation	6	6	6
Amortization of gains	(7)	(2)	—

Net periodic postretirement cost	$148	$153	$137

The post retirement benefit plan has no assets. The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2005	$20
2006	24
2007	38
2008	48
2009	67
2010 - 2014	870

The Company expects its contribution to the post retirement benefit plan in 2005 to be $20,000.

The discount rate used to determine the Company’s APBO was 6.25% for 2004 and 2003, and 6.50% for 2002. The Company projected that the cost of medical benefits would increase at the following rates: 9.0% beginning in 2005 grading down to 5.0% in 2011 and each year thereafter. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan evaluation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	Increase	Decrease
Effect on total of service and interest cost components	11.4%	(9.7)%
Effect on the postretirement benefit obligation	8.0%	(7.1)%

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2004, 2003 and 2002, $3,000, $26,000 and $44,000, respectively, was charged to operations related to these obligations. As of December 31, 2004 and 2003, the accrued liability for these plans was $187,000 and $227,000, respectively.

Supplemental Executive Retirement Plan

In 2003, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits of $150,000 a year for a 15 year period when the chief executive officer reaches the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies purchased in 2003. In 2004 and 2003, the Company expensed $308,000 and $129,000, respectively, for this plan.

NOTE 13 - DIRECTORS RETIREMENT PLAN

The Company provides a plan that any director who completes five years of service may retire and continue to be paid for a period of ten years at a rate ranging from $5,000 through $17,500 per annum, depending upon years of credited service. This plan is unfunded. The following tables present the status of the plan and the components of net periodic plan cost for the years then ended. The measurement date for the accumulated benefit obligation is December 31 of the years presented.

	December 31,
	2004	2003
	(in thousands)
Actuarial present value of benefit obligation
Vested	$531	$402
Nonvested	67	33

Accumulated benefit obligation	$598	$435

Projected benefit obligation	795	528
Unrecognized net gain (loss)	(116)	(53)
Unrecognized prior service cost being amortized over fifteen years	(304)	(176)

Accrued plan cost included in other liabilities	$375	$299

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$18	$6	$6
Interest cost	49	35	35
Amortization of prior service cost	46	33	33

	$113	$74	$74

Discount rates of 6.25% and 7% were assumed in the plan valuation for 2004 and 2003, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2005	$37
2006	42
2007	54
2008	55
2009	72
2010 - 2014	354

The Company expects its contribution to the director’s retirement plan to be $37,000 in 2005.

NOTE 14 - STOCK-BASED COMPENSATION

Employee Stock Option Plans

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company. The program also provides for the one-time grant of stock options to independent directors of the Company. The plan originally authorized options to purchase up to 1,154,730 shares of common stock of the Company. In December 2004, the Board amended the plan to increase authorized shares by 58,530 subject to shareholder approval of this increase at the 2005 Annual Shareholders Meeting. In March 2005, the Board voted to increase the authorized shares by an additional 736,740 shares subject to shareholder approval of such increase at the 2005 Annual Shareholders Meeting.

During 2004 and 2003 the Company granted options to purchase 100,000 shares and 25,000 shares, respectively, to new non-employee directors of the Company. The directors’ options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. As of December 31, 2004 and 2003, 334,981 and 296,846 options granted to directors were outstanding, respectively.

During 2004, the Company granted options to purchase 150,530 shares of common stock to key employees at an exercise price of $17.21, 58,530 of which are subject to shareholder approval of the increase of authorized shares. During 2003, the Company granted options to purchase 129,425 shares of common stock to key employees. The shares are exercisable in four equal installments on the first, second, third and fourth anniversary of the date of grant. As of December 31, 2004 and 2003, outstanding options to purchase common stock granted to key employees were 601,552 (excluding the 58,530 referred to above) and 541,388, respectively.

In addition to the 2000 Equity Compensation program, the Company has assumed the outstanding options granted under three employee stock option plans established by High Point (the High Point Plans). As of December 31, 2004 and 2003, 18,072 and 30,259 options were outstanding under the High Point Plans. The Company has also assumed outstanding options granted under Newton Financial Corp.’s 1999 Stock Option Plan (the Newton Plan). As of December 31, 2004, 57,532 options were outstanding under the Newton Plan.

A summary of the status of the Company’s option plans as of December 31, 2004, 2003 and 2002 and the changes during the years ending on those dates is represented below. The following table does not include those 58,530 shares issued subject to shareholder approval of the authorized shares:

	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of year	868,493	$12.12	784,801	$11.07	714,286	$9.39
Granted	192,000	16.63	154,425	15.49	155,321	17.29
Options granted in acquisition	61,160	6.61	0	0.00	0	0.00
Exercised	(99,272)	7.54	(62,443)	7.53	(51,323)	7.70
Forfeited	(10,244)	14.27	(8,290)	9.17	(33,483)	9.33

Outstanding, end of year	1,012,137	$13.07	868,493	$12.12	784,801	$11.07

Options exercisable at year-end	618,834		430,702		306,513

Weighted average fair value of options granted during the year		$5.25		$5.24		$6.03

The following table summarizes information about options outstanding at December 31, 2004:

Options outstanding				Options exercisable
Range of exercise prices	Number outstanding at December 31, 2004	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding at December 31, 2004	Weighted average exercise price
$4.63 – 7.70	74,146	4.98	$6.16	74,146	$6.16
7.71 – 8.86	286,770	5.38	8.12	286,770	8.12
8.87 – 13.09	28,941	6.78	12.09	23,153	12.09
13.10 – 15.24	154,075	6.96	15.17	111,043	15.18
15.25 – 17.81	468,205	9.00	16.58	123,722	16.75

	1,012,137			618,834

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rentals under long-term operating leases amounted to approximately $878,000, $701,000 and $605,000 for the years ended December 31, 2004, 2003 and 2002, respectively, including rent expense to related parties of $183,000 in 2004, $181,000 in 2003 and $178,000 in 2002. At December 31, 2004, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2025 are as follows (in thousands):

December 31,
2005	$1,085
2006	1,035
2007	804
2008	624
2009	535
Thereafter	3,353

$7,436

Litigation

As the Company has disclosed in its periodic reports filed with the SEC, the Company is involved in legal proceedings concerning four separate portfolios of predominately commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

Lakeland and Royal Indemnity Company (“Royal”) entered into a Settlement Agreement, dated as of November 22, 2004 (the “Royal Settlement Agreement”), relating to claims each party had asserted against the other in connection with various pools of commercial leases that Lakeland had purchased from CMC and the surety bonds issued by Royal to guarantee the income stream of certain of those leases (the “Royal Leases”). Pursuant to the Royal Settlement Agreement, which was approved by the United States Bankruptcy Court for the Southern District of California on December 29, 2004 (the “Bankruptcy Court”), Royal paid Lakeland the sum of $1,850,000 and Lakeland retained payments previously paid to it by Royal in the amount of $531,275.

In 2003, Lakeland entered into a settlement agreement pertaining to surety bonds issued by American Motorists Insurance Company and its affiliated companies (“AMICO”) with respect to certain leases purchased by Lakeland from CMC.

Legal proceedings continue with respect to one remaining surety company, RLI Insurance Company.

Lakeland, Royal and the trustee (the “Trustee”) for the bankruptcy estates of CMC and CSC entered into a Settlement Agreement, dated as of November 22, 2004 (the “Trustee Settlement Agreement”), which also was approved by the Bankruptcy Court on December 29, 2004, pursuant to which Lakeland relinquished to the Trustee its rights under the Royal Leases and to the surety bonds issued by Royal, and the Trustee agreed that Lakeland will retain all payments previously received from CMC on account of the Royal Leases. Lakeland and the Trustee had previously resolved the Trustee’s claims against Lakeland concerning the surety bonds issued by AMICO and RLI Insurance Company. As a result of the Trustee Settlement Agreement with Royal, all claims by the Trustee against Lakeland in connection with bonds issued by all three surety companies have been resolved.

A complaint captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al was filed in the Los Angeles County Superior Court against Lakeland and others. Plaintiffs are certain of the lessees who had entered into leases with CMC. CMC had guaranteed that it would pay Lakeland monthly amounts generated from the income stream from these pools of leases. In their Third Amended Complaint plaintiffs allege, among other things, that these leases are not true leases but are instead loans which charge usurious interest rates. Plaintiffs further allege that because of various California Financial Code violations by CMC, the lease instruments are either void or must be reformed and all amounts paid by the lessees must be returned to them. The action against Lakeland has been stayed while an appeal by plaintiffs is pending concerning the dismissal of certain of plaintiffs’ claims against defendants other than Lakeland.

As of December 31, 2004, $6.4 million of the lease pools were on non-accrual.

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

The Banks’ exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

The Banks generally require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2004	2003
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$257,161	$160,286
Standby letters of credit and financial guarantees written	10,058	6,765

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2004 and 2003 varies based on the Bank’s credit evaluation.

The Company follows the provisions of FASB Interpretation 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer fails to make payment, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company defines the initial fair value of these letters of credit as the fees received from the customer. The Company records these fees as a liability when issuing the letters of credit and amortizes the fee over the life of the letter of credit.

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2004 is $10.1 million and they expire through 2007. The Banks’ exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that the Company obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2004, the Company had $257.2 million in loan commitments, with $214.1 million maturing within one year, $12.2 million maturing after one year but within three years, $1.8 million maturing after three years but within five years, and $29.1 million maturing after five years. As of December 31, 2004, the Company had $10.1 million in standby letters of credit, with $8.3 million maturing within one year and $1.8 million maturing after one year but within three years.

The Banks grant loans primarily to customers in their immediately adjacent suburban counties which include Bergen, Morris, Passaic, Sussex, Warren and Essex counties in Northern New Jersey and surrounding areas. Certain of the Banks’ consumer loans and lease customers are more diversified nationally. Although the Banks have a diversified loan portfolio, a large portion of their loans are secured by commercial or residential real property. Although the Banks have a diversified loan portfolio, a substantial portion of their debtors’ ability to honor their contracts is dependent upon the economy. Commercial and standby letters of credit were granted primarily to commercial borrowers.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2004 and 2003 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 2004 and 2003 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$55,346	$55,346	$46,084	$46,084
Investment securities available for sale	582,106	582,106	557,402	557,402
Investment securities held to maturity	162,922	162,926	43,009	43,650
Loans	1,176,005	1,176,936	851,536	851,342

Financial Liabilities:
Deposits	1,726,804	1,726,027	1,325,682	1,329,100
Federal funds purchased and securities sold under agreements to repurchase	110,830	110,830	51,423	51,423
Long-term debt	42,288	44,641	34,500	37,962
Subordinated debentures	56,703	52,497	—	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	55,000	54,084
Commitments:
Standby letters of credit	—	28	—	13

NOTE 18 - REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the banks will be unimpaired, and: (1) the banks will have a surplus, as defined, of not less than 50% of their capital, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of the banks. Under these limitations, approximately $98.5 million and $29.7 million were available for payment of dividends from Lakeland and Newton to the Company as of December 31, 2004.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Banks’ consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s and the Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank of New York and the FDIC categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2004 and 2003, the Company, Lakeland and Newton (as of December 31, 2004) have the following capital ratios:

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(dollars in thousands)
As of December 31, 2004
Total capital (to risk-weighted assets)
Company	$171,218	13.27%	≥$	103,194	≥8.00%		N/A	N/A
Lakeland	117,273	11.03		85,064	8.00	≥$	106,330	≥10.00%
Newton	33,600	15.38		17,482	8.00		$21,853	10.00%
Tier I capital (to risk-weighted assets)
Company	$155,088	12.02%	≥$	51,596	≥4.00%		N/A	N/A
Lakeland	103,963	9.78		42,532	4.00	≥$	63,798	≥6.00%
Newton	31,734	14.52		8,741	4.00		$13,112	6.00%
Tier I capital (to average assets)
Company	$155,088	7.71%	≥$	80,503	≥4.00%		N/A	N/A
Lakeland	103,963	6.11		68,032	4.00	≥$	85,039	≥5.00%
Newton	31,734	10.36		12,254	4.00		$15,318	5.00%

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(dollars in thousands)
As of December 31, 2003
Total capital (to risk-weighted assets)
Company	$150,058	15.96%	≥$	75,202	≥8.00%		N/A	N/A
Lakeland	111,474	11.93		74,781	8.00	≥$	93,476	≥10.00%
Tier I capital (to risk-weighted assets)
Company	$120,190	12.79%	≥$	37,601	≥4.00%		N/A	N/A
Lakeland	99,726	10.67		37,390	4.00	≥$	56,086	≥6.00%
Tier I capital (to average assets)
Company	$120,190	7.84%	≥$	61,338	≥4.00%		N/A	N/A
Lakeland	99,726	6.53		61,099	4.00	≥$	76,374	≥5.00%

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Total interest income	$18,456	$18,313	$22,778	$23,772
Total interest expense	4,898	4,717	5,756	6,446

Net interest income	13,558	13,596	17,022	17,326
Provision for loan and lease losses	875	875	926	926
Noninterest income	2,873	2,915	3,421	3,552
Gains on sales of investment securities	3	413	204	18
Noninterest expense	10,311	10,578	13,006	13,290

Income before taxes	5,248	5,471	6,715	6,680
Income taxes	1,679	1,753	2,163	2,024

Net income	$3,569	$3,718	$4,552	$4,656

Earnings per share
Basic	$0.23	$0.23	$0.22	$0.22
Diluted	$0.22	$0.23	$0.22	$0.22

	Quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Total interest income	$16,211	$16,002	$16,379	$18,330
Total interest expense	3,901	3,547	4,209	4,567

Net interest income	12,310	12,455	12,170	13,763
Provision for loan and lease losses	750	750	750	750
Noninterest income	2,314	2,710	2,934	2,968
Gains on sales of investment securities	265	487	934	171
Noninterest expense	8,967	9,387	9,651	10,282

Income before taxes	5,172	5,515	5,637	5,870
Income taxes	1,629	1,769	1,815	1,874

Net income	$3,543	$3,746	$3,822	$3,996

Earnings per share
Basic	$0.24	$0.25	$0.25	$0.25
Diluted	$0.23	$0.25	$0.25	$0.25

NOTE 20 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

BALANCE SHEETS

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands)
ASSETS
Cash and due from banks	$11,458	$32,090
Investment securities available for sale	5,447	4,750
Investment in bank subsidiaries	228,215	127,875
Land held for sale	1,527	1,627
Other assets	6,156	2,228

TOTAL ASSETS	$252,803	$168,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,552	$916
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	56,703	56,703
Stockholders’ equity	194,548	110,951

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,803	$168,570

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
INCOME
Dividends from subsidiaries	$12,635	$10,747	$7,835
Other income	748	526	761

TOTAL INCOME	13,383	11,273	8,596

EXPENSE
Interest on subordinated debentures	3,845	1,062	—
Noninterest expenses	641	493	751

TOTAL EXPENSE	4,486	1,555	751

Income before provision (benefit) for income taxes	8,897	9,718	7,845
Provision (benefit) for income taxes	(1,438)	(357)	3

Income before equity in undistributed income of subsidiaries	10,335	10,075	7,842
Equity in undistributed income of subsidiaries	6,160	5,032	2,235

NET INCOME	$16,495	$15,107	$10,077

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,495	$15,107	$10,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of securities	(576)	(456)	(678)
Increase in other assets	(1,619)	(855)	(293)
Increase in other liabilities	747	83	—
Equity in undistributed income of subsidiaries	(6,160)	(5,032)	(2,235)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,887	8,847	6,871

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(12)	(447)	(1,281)
Proceeds from sale of securities available for sale	954	1,449	2,140
Purchase of banks	(19,342)	(20,806)	—
Contribution to subsidiary	—	(6,000)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(18,400)	(25,804)	859

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(7,362)	(5,731)	(5,065)
Purchase of treasury stock	(4,413)	(2,082)	(3,172)
Proceeds from issuance of subordinated debentures	—	55,000	—
Exercise of stock options	656	470	340

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,119)	47,657	(7,897)

Net increase (decrease) in cash and cash equivalents	(20,632)	30,700	(167)
Cash and cash equivalents, beginning of year	32,090	1,390	1,557

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,458	$32,090	$1,390

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Lakeland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Bancorp, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lakeland Bancorp, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 21, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal controls over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 21, 2005

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company’s periodic reports that the Company files with the SEC.

Based on their evaluation as of December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Lakeland Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2004, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on our assessment of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lakeland Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Lakeland Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Lakeland Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 21, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 21, 2005

ITEM 9B – Other Information

None.

PART III

ITEM 10 - Directors and Executive Officers of the Registrant

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders.

ITEM 13 - Certain Relationships and Related Transactions

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders.

ITEM 14 - Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2004 and 2003.

(ii)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2004.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2004.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

2.1	Agreement and Plan of Merger, dated as of March 31, 2003, among the Registrant, Lakeland Bank, CSB Financial Corp. and Community State Bank, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2003.

2.2	Agreement and Plan of Merger, dated as of October 24, 2003, between the Registrant and Newton Financial Corporation, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2003.

3.1	Certificate of Incorporation of the Registrant, as amended, is incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

3.2	By-Laws of the Registrant, as amended and restated, are incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Lakeland Bank Directors’ Deferred Compensation Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.2	Lakeland Bancorp, Inc. 2000 Equity Compensation Program is incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.3	Employment Agreement – Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.5	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	Employment Agreement, dated October 22, 2003, between Newton Trust Company and Donald E. Hinkel, Jr.

10.10	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended June 9, 2004.

10.11	Change of Control Agreement, dated April 7, 2004, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Certified Public Accountants.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Forward-looking Statement Information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 15, 2005	By:	/s/ Roger Bosma
Roger Bosma
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Roger Bosma Roger Bosma	Director, Chief Executive Officer, and President	March 15, 2005

/s/ Bruce G. Bohuny* Bruce G. Bohuny	Director	March 15, 2005

/s/ Mary Ann Deacon* Mary Ann Deacon	Director	March 15, 2005

/s/ John W. Fredericks* John W. Fredericks	Director	March 15, 2005

/s/ Mark J. Fredericks* Mark J. Fredericks	Director	March 15, 2005

/s/ George H. Guptill, Jr.* George H. Guptill, Jr.	Director	March 15, 2005

/s/ Janeth C. Hendershot* Janeth C. Hendershot	Director	March 15, 2005

/s/ Paul P. Lubertazzi* Paul P. Lubertazzi	Director	March 15, 2005

/s/ Robert E. McCracken* Robert E. McCracken	Director	March 15, 2005

/s/ Robert B. Nicholson, III* Robert B. Nicholson, III	Director	March 15, 2005

/s/ Joseph P. O’Dowd* Joseph P. O’Dowd	Director	March 15, 2005

/s/ John Pier* John Pier	Director	March 15, 2005

/s/ Charles L. Tice* Charles L. Tice	Director	March 15, 2005

/s/ Stephen R. Tilton, Sr.* Stephen R. Tilton, Sr.	Director	March 15, 2005

/s/ Paul G. Viall, Jr.* Paul. G. Viall, Jr.	Director	March 15, 2005

/s/ Arthur L. Zande* Arthur L. Zande	Director	March 15, 2005

/s/ Joseph F. Hurley Joseph F. Hurley	Executive Vice President and Chief Financial Officer	March 15, 2005

* By:	/s/ Roger Bosma
Roger Bosma
Attorney-in-Fact