Form 10-Q
period 2005-03-31
LAKELAND BANCORP INC
filed 2005-05-06
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2005 there were 20,579,227 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
	(dollars in thousands)
ASSETS
Cash	$48,594	$47,981
Interest-bearing deposits due from banks	6,611	7,365

Total cash and cash equivalents	55,205	55,346

Investment securities available for sale	551,291	582,106
Investment securities held to maturity; fair value of $152,589 in 2005 and $162,926 in 2004	154,506	162,922
Loans, net of deferred fees	1,184,864	1,176,005
Less: allowance for loan and lease losses	16,471	16,638

Net loans	1,168,393	1,159,367
Premises and equipment - net	31,376	31,749
Accrued interest receivable	8,203	8,002
Goodwill and other identifiable intangible assets	94,341	94,119
Bank owned life insurance	34,525	34,240
Other assets	15,781	13,170

TOTAL ASSETS	$2,113,621	$2,141,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$297,567	$319,359
Savings and interest-bearing transaction accounts	1,046,605	1,041,621
Time deposits under $100 thousand	284,000	269,820
Time deposits $100 thousand and over	109,177	96,004

Total deposits	1,737,349	1,726,804
Federal funds purchased and securities sold under agreements to repurchase	81,885	110,830
Long-term debt	35,503	42,288
Subordinated debentures	56,703	56,703
Other liabilities	11,206	9,848

TOTAL LIABILITIES	1,922,646	1,946,473

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 21,374,570 at March 31, 2005 and December 31, 2004; outstanding shares, 20,635,979 at March 31, 2005 and 20,680,922 at December 31, 2004	208,724	208,933
Accumulated Deficit	(1,350)	(3,847)
Treasury stock, at cost, 738,591 shares in 2005 and 693,648 shares in 2004	(11,874)	(10,878)
Accumulated other comprehensive income (loss)	(4,525)	340

TOTAL STOCKHOLDERS’ EQUITY	190,975	194,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,113,621	$2,141,021

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended March 31,
	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$17,549	$12,669
Federal funds sold and interest-bearing deposits with banks	131	10
Taxable investment securities	6,049	5,013
Tax-exempt investment securities	911	764

TOTAL INTEREST INCOME	24,640	18,456

INTEREST EXPENSE
Deposits	5,081	3,387
Federal funds purchased and securities sold under agreements to repurchase	535	111
Long-term debt	1,417	1,400

TOTAL INTEREST EXPENSE	7,033	4,898

NET INTEREST INCOME	17,607	13,558
Provision for loan and lease losses	783	875

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,824	12,683
NONINTEREST INCOME
Service charges on deposit accounts	1,884	1,864
Commissions and fees	735	629
Gains on the sales of investment securities	28	3
Income on bank owned life insurance	297	279
Leasing income	402	26
Other income	183	75

TOTAL NONINTEREST INCOME	3,529	2,876

NONINTEREST EXPENSE
Salaries and employee benefits	7,105	5,547
Net occupancy expense	1,547	1,021
Furniture and equipment	1,095	845
Stationery, supplies and postage	430	348
Legal fees	223	484
Marketing expense	341	315
Core deposit intangible amortization	303	102
Other expenses	2,627	1,649

TOTAL NONINTEREST EXPENSE	13,671	10,311

Income before provision for income taxes	6,682	5,248
Provision for income taxes	2,114	1,679

NET INCOME	$4,568	$3,569

EARNINGS PER SHARE
Basic	$0.22	$0.22
Diluted	$0.22	$0.22

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2005	2004
	(in thousands)
NET INCOME	$4,568	$3,569

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	(4,847)	4,650
Less: reclassification for gains included in net income	18	2

Other Comprehensive Income (Loss)	(4,865)	4,648

TOTAL COMPREHENSIVE INCOME (LOSS)	$(297)	$8,217

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2003	16,483,551	$131,116	$(12,980)	$(7,283)	$98	$110,951
Net Income, 2004	—	—	16,495	—	—	16,495
Other comprehensive income, net of tax	—	—	—	—	242	242
Exercise of stock options	—	264	—	818	—	1,082
Shares issued for the purchase of Newton Financial Corp.	4,891,019	77,553				77,553
Cash dividends	—	—	(7,362)	—	—	(7,362)
Purchase of treasury stock	—	—	—	(4,413)	—	(4,413)

BALANCE DECEMBER 31, 2004	21,374,570	$208,933	$(3,847)	$(10,878)	$340	$194,548
Net Income, first quarter 2005	—	—	4,568	—	—	4,568
Other comprehensive income, net of tax	—	—	—	—	(4,865)	(4,865)
Exercise of stock options	—	(209)	—	572	—	363
Cash dividends	—	—	(2,071)	—	—	(2,071)
Purchase of treasury stock	—	—	—	(1,568)	—	(1,568)

BALANCE MARCH 31, 2005 (UNAUDITED)	21,374,570	$208,724	$(1,350)	$(11,874)	$(4,525)	$190,975

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the three months ended March 31,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,568	$3,569
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	513	1,068
Depreciation and amortization	1,182	756
Provision for loan and lease losses	783	875
Gain on sales and calls of securities	(28)	(3)
Deferred income taxes	—	914
Increase in other assets	(356)	(2,079)
Increase in other liabilities	831	989

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,493	6,089

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from repayments on and maturity of securities:
Available for sale	45,736	37,798
Held for maturity	10,725	3,231
Proceeds from sales of securities:
Available for sale	715	—
Held for maturity	7,124	—
Purchase of securities:
Available for sale	(29,958)	(24,746)
Held for maturity	(3,122)	—
Net increase in loans	(9,886)	(10,239)
Capital expenditures	(507)	(448)

NET CASH PROVIDED BY INVESTING ACTIVITIES	20,827	5,596

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	10,545	17,963
Decrease in federal funds purchased and securities sold under agreements to repurchase	(28,945)	(19,137)
Repayments of long-term debt	(6,785)	—
Purchase of treasury stock	(1,568)	(181)
Exercise of stock options	363	299
Dividends paid	(2,071)	(1,596)

NET CASH USED IN FINANCING ACTIVITIES	(28,461)	(2,652)

Net increase (decrease) in cash and cash equivalents	(141)	9,033
Cash and cash equivalents, beginning of year	55,346	46,084

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,205	$55,117

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiaries, Lakeland Bank (Lakeland) and Newton Trust Company (Newton).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2005. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

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

At March 31, 2005, the Company had stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts).

	For the Three Months Ended March 31,
	2005	2004
Net income, as reported	$4,568	$3,569
Deduct: Stock-based compensation costs determined under fair value based method for all awards	192	197

Pro forma net income	$4,376	$3,372

Earnings per share:
Basic, as reported	$0.22	$0.22
Basic, pro forma	$0.21	$0.21

Diluted, as reported	$0.22	$0.22
Diluted, pro forma	$0.21	$0.21

Stock Options outstanding were 952,037 and 829,457 at March 31, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004: dividend rate of 2%, expected volatility of 35%, risk-free interest rate of 3.98% and expected lives of 7 years. The Company granted no stock options during the first quarter of 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for public companies as of the beginning of the first fiscal year that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts for the quarters ended March 31, 2005 and 2004 is disclosed in the table above.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107, “Share Based Payments” (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact that the implementation of SAB 107 and SFAS No. 123 (R) will have on future option grants.

Note 2. Statement of Cash Flow Information.

	For the three months ended March 31,
	2005	2004
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$—	$900
Cash paid during the period for interest	6,854	4,514

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

All weighted average, actual shares and per share information has been adjusted retroactively for the effects of stock dividends. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31,
(In thousands except per share data)	2005	2004
Income applicable to common stock	$4,568	$3,569

Weighted average number of common shares outstanding - basic	20,668	15,956
Stock options	180	227

Weighted average number of common shares and common share equivalents - diluted	20,848	16,183

Basic earnings per share	$0.22	$0.22

Diluted earnings per share	$0.22	$0.22

Options to purchase 215,298 shares of common stock at a weighted average price of $17.55 per share were outstanding and were not included in the computation of diluted earnings per share in first quarter 2005 because the option price was greater than the average market price. Options to purchase 127,181 shares of common stock at a weighted average price of $17.81 per share were outstanding and were not included in the computation of diluted earnings per share in first quarter 2004 because the option price was greater than the average market price.

Note 4. Investment Securities

AVAILABLE FOR SALE

	March 31, 2005				December 31, 2004
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$157,051	$24	$(3,746)	$153,329	$156,250	$46	$(1,867)	$154,429
Mortgage-backed securities	333,538	302	(6,677)	327,163	342,022	831	(2,383)	340,470
Obligations of states and political subdivisions	41,609	962	(41)	42,530	44,418	1,513	(10)	45,921
Other debt securities	9,088	26	(94)	9,020	22,891	53	(10)	22,934
Other equity securities	17,098	2,208	(57)	19,249	16,013	2,354	(15)	18,352

	$558,384	$3,522	$(10,615)	$551,291	$581,594	$4,797	$(4,285)	$582,106

HELD TO MATURITY

	March 31, 2005				December 31, 2004
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$38,042	$11	$(591)	$37,462	$39,949	$41	$(144)	$39,846
Mortgage-backed securities	59,113	64	(916)	58,261	62,680	276	(287)	62,669
Obligations of states and political subdivisions	53,691	89	(533)	53,247	55,102	305	(178)	55,229
Other	3,660	—	(41)	3,619	5,191	4	(13)	5,182

	$154,506	$164	$(2,081)	$152,589	$162,922	$626	$(622)	$162,926

	March 31, 2005
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$10,275	$10,302	$14,214	$14,233
Due after one year through five years	110,308	109,057	36,887	36,306
Due after five years through ten years	73,139	71,705	29,173	28,884
Due after ten years	14,026	13,815	15,119	14,905

	207,748	204,879	95,393	94,328
Mortgage-backed securities	333,538	327,163	59,113	58,261
Other investments	17,098	19,249	—	—

Total securities	$558,384	$551,291	$154,506	$152,589

In first quarter 2005 the Company sold $715,000 of held to maturity securities because over 85% of the original principal acquired on these securities had been paid by the sale date. The Company recorded a gain of $23,000 on the sale of these securities.

Note 5. Loans.

	March 31, 2005	December 31, 2004
	(in thousands)
Commercial	$603,510	$602,062
Real estate-construction	63,777	62,687
Real estate-mortgage	228,385	223,936
Installment	291,867	289,920

Total loans	1,187,539	1,178,605

Less:deferred fees	2,675	2,600

Loans net of deferred fees	1,184,864	1,176,005

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2005 and 2004, and the average recorded investment in impaired loans during the three months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding three months)
March 31, 2005	$12.3 million	$4.3 million	$11.9 million
March 31, 2004	$15.9 million	$7.0 million	$15.8 million

Interest received on impaired loans may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $15,000 in the first three months of 2005. Interest that would have accrued had the loans performed under original terms would have been $289,000 for the first three months of 2005.

Note 6. Postretirement Health Care Benefits

The components of net periodic postretirement benefit cost are as follows:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Service cost	$15	$17
Interest cost	10	9
Expected return on plan assets	—	—
Amortization of prior service cost	(2)	(2)
Amortization of unrecognized net actuarial loss	12	12
Amortization of transition obligation	1	1

Net periodic benefit expense	$36	$37

The Company currently expects to contribute approximately $20,000 to our post retirement benefit plan in 2005. The Company made contributions of $5,000 to the plan in the three months ended March 31, 2005.

Note 7. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Service cost	$5	$2
Interest cost	12	9
Amortization of prior service cost	12	8

Net periodic benefit expense	$29	$19

The Company currently expects to contribute approximately $37,000 to the directors’ retirement plan in 2005. The Company made contributions of $37,000 to the plan in the three months ended March 31, 2005.

Note 8. Acquisitions

On July 1, 2004, the Company completed the acquisition of Newton Financial Corp. (“NFC”) pursuant to which NFC was merged into the Company. NFC shareholders had the right to elect stock and/or cash in the merger subject to certain allocation provisions. NFC shareholders who received stock received 4.5 shares of the Company’s stock for each of their NFC shares. NFC shareholders who received cash received $72.08 per share. Under the terms of the merger, 1,086,922 shares of NFC stock were exchanged for a total issuance of 4,891,119 shares of Lakeland Bancorp stock. The remaining 270,526 shares of NFC stock were exchanged for a total of $19.5 million. NFC stock options of 13,591 were exchanged for Company stock options of 61,160 and were fully vested at the time of the merger. As a result of the acquisition, the Company recorded $67.0 million in goodwill and other intangible assets. In 2005, an unasserted legal claim was identified related to loan payments of Newton prior to Lakeland’s acquisition. The unasserted legal claim of approximately $525,000 was recorded in goodwill during the first quarter of 2005. The transaction was accounted for under the purchase method of accounting. The results of operations include Newton’s results of operations from July 1, 2004 forward.

The following represents the unaudited pro forma financial information of Lakeland Bancorp as if the acquisition occurred on the first date of the period indicated. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

For the three months ended March 31, 2004
(in thousands)
Interest income	$22,167
Interest expense	5,614

Net interest income	16,553
Provision for loan losses	926
Non-interest income	3,232
Non-interest expense	12,642
Net Income	$4,294

Note 9. Commitments and Contingencies

Litigation

As the Company has disclosed in its periodic reports filed with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”), the Company is involved in legal proceedings concerning four separate portfolios of predominately commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

The Company has entered into settlement agreements with two of the three surety companies. Legal proceedings continue with respect to one remaining surety company, RLI Insurance Company.

Reference is made to the 10-K for a description of a case captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al.

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

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and competitive factors; whether or not the Company ultimately receives payment of all amounts due from the lease portfolio as described in Note 11 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q; changes in the conditions of the capital markets in general and in the capital markets for financial institutions in particular and the impact of the war in Iraq on such markets; the ability of the Company to fully integrate Newton into the Company’s overall business and plans; and the extent and timing of legislative and regulatory actions and reforms.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the analysis of goodwill impairment and the Company’s deferred tax asset. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages.

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested its goodwill as of December 31, 2004 and determined that it is not impaired.

Results of Operations

Net Income

Net income for the first quarter of 2005 was $4.6 million, compared to $3.6 million for the same period in 2004. Diluted earnings per share remained the same in first quarter 2005 as first quarter 2004 at $0.22. Although net income increased, earnings per share remained the same resulting from a higher number of shares outstanding following the NFC acquisition. Return on Average Assets was 0.87% and Return on Average Equity was 9.57% for the first quarter 2005.

Net Interest Income

Net interest income on a tax equivalent basis for first quarter 2005 was $18.1 million, representing a $4.1 million or 30% increase from the $14.0 million earned in 2004. The increase in net interest income results from an increase in the volume of interest earning assets of $464.5 million. The net interest margin declined from 3.86% in first quarter of 2004 to 3.83% in 2005 because the yield on interest earning assets did not increase as much as the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the three months ended, March 31, 2005			For the three months ended, March 31, 2004
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,172,273	$17,549	6.07%	$850,378	$12,669	5.99%
Taxable investment securities	623,707	6,049	3.88%	513,241	5,013	3.91%
Tax-exempt securities	97,304	1,402	5.76%	79,883	1,175	5.89%
Federal funds sold (B)	25,023	131	2.09%	10,285	10	0.39%

Total interest-earning assets	1,918,307	25,131	5.29%	1,453,787	18,867	5.21%

Noninterest-earning assets:
Allowance for loan and lease losses	(16,739)			(17,201)
Other assets	232,998			145,079

TOTAL ASSETS	$2,134,566			$1,581,665

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$356,540	$465	0.53%	$290,343	$385	0.53%
Interest-bearing transaction accounts	693,593	2,412	1.41%	511,305	1,378	1.08%
Time deposits	387,720	2,204	2.27%	285,318	1,624	2.28%
Borrowings	186,961	1,952	4.18%	131,226	1,511	4.61%

Total interest-bearing liabilities	1,624,814	7,033	1.74%	1,218,192	4,898	1.61%

Noninterest-bearing liabilities:
Demand deposits	305,753			242,464
Other liabilities	10,479			8,252
Stockholders’ equity	193,520			112,757

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,134,566			$1,581,665

Net interest income/spread		18,098	3.55%		13,969	3.60%
Tax equivalent basis adjustment		491			411

NET INTEREST INCOME		$17,607			$13,558

Net interest margin (C)			3.83%			3.86%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $18.9 million in first quarter 2004 to $25.1 million in 2005, an increase of $6.3 million or 33%. The increase in interest income was due to an increase in average earning assets of $464.5 million or 32% from $1.45 billion in first quarter 2004 to $1.92 billion in first quarter 2005. The increase in earning assets included $272.6 million in earning assets acquired in the purchase of Newton. The yield on earning assets increased from 5.21% in first quarter 2004 to 5.29% in first quarter 2005 as a result of the increasing rate environment and because of a change in mix in earning assets. Loans as a percent of earning assets increased from 58% in first quarter 2004 to 61% in 2005 while investment securities as a percent of earning assets decreased from 41% in first quarter 2004 to 38% in first quarter 2005.

Total interest expense increased from $4.9 million in first quarter 2004 to $7.0 million in first quarter 2005, an increase of $2.1 million. Average interest bearing liabilities increased $406.6 million (including $216.3 million from the Newton acquisition), and the cost of funds increased 13 basis points to 1.74% due to the increasing rate environment.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses decreased to $783,000 for the first quarter of 2005 compared to $875,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first quarter of 2005, the Company charged off loans of $1.2 million and recovered $204,000 in previously charged off loans compared to $704,000 and $128,000, respectively, during the same period in 2004. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $653,000 or 23% from first quarter 2004 to first quarter 2005, including $294,000 from the newly acquired Newton branches. Service charges on deposit accounts increased $20,000 or 1% from first quarter 2004 to first quarter 2005 which included $202,000 in fee income from Newton branches offset by a decline in income at the Lakeland branches resulting from promoting a free checking product and a decline in overdraft fees. Commissions and fees increased $106,000 or 17% to $735,000 from first quarter 2004 to first quarter 2005, primarily due to increased loan fees collected and fee income collected at the Newton branches. Leasing income increased from $26,000 in first quarter 2004 to $402,000 in 2005 as a result of broker fees received related to our leasing operations. The increase in other income from $75,000 in first quarter 2004 to $183,000 in first quarter 2005 results from increases in gains on the sale of formerly leased equipment.

Noninterest Expense

Noninterest expense increased from $10.3 million in the first quarter of 2004 to $13.7 million in 2005, an increase of $3.4 million or 33%. Salaries and employee benefits increased $1.6 million from $5.5 million in the first quarter 2004 to $7.1 million in 2005 as a result of additional salaries incurred from the 119 additional employees from the Newton acquisition in the beginning of third quarter 2004, and normal salary and benefit increases. Net occupancy expense and furniture and equipment expense increased from first quarter 2004 to first quarter 2005 by $526,000 and $250,000, respectively, primarily as a result of costs related to the ten branches and administration building acquired in the Newton acquisition. Snow removal costs were also included in occupancy expense. Equipment expense included costs of depreciation and service contracts related to an upgraded computer system installed in fourth quarter 2004 to accommodate the growing organization. Legal fees decreased from $484,000 in the first quarter of 2004 to $223,000 in the first quarter of 2005 resulting from a decline in litigation costs related to the purchased lease pools previously discussed in Note 11. Marketing expense increased from $315,000 in first quarter 2004 to $341,000 in 2005 resulting from expenses related to the Newton acquisition. Core deposit intangible amortization increased from $102,000 in first quarter 2004 to $303,000 in first quarter 2005 as a result of the Newton acquisition. Other expenses increased from $1.7 million in first quarter 2004 to $2.6 million in first quarter 2005, an increase of $978,000. The increase in other expenses includes expenses incurred by the Newton offices, increased audit fees and increased telephone expense.

Financial Condition

The Company’s total assets decreased $27.4 million or 1% from $2.141 billion at December 31, 2004, to $2.114 billion at March 31, 2005. Assets decreased as proceeds from maturities and sales of investment securities were used to pay down federal funds purchased and long-term debt. Total deposits increased from $1.727 billion on December 31, 2004 to $1.737 billion on March 31, 2005, an increase of $10.5 million or 1%.

Loans

Gross loans increased from $1.179 billion on December 31, 2004 to $1.188 billion on March 31, 2005, an increase of $8.9 million, or 1%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Non-performing loans:
Non-accrual loans	$12,766	$13,017	$16,248
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	12,766	13,017	16,248
Other real estate owned	650	650	—

TOTAL NON-PERFORMING ASSETS	$13,416	$13,667	$16,248

Loans past due 90 days or more and still accruing	$887	$2,347	$1,467

Non-accrual loans decreased from $13.0 million on December 31, 2004 to $12.8 million, or 0.60% of total assets, on March 31, 2005. Of the overall total of loans on non-accrual, $6.4 million or 0.30% of total assets represent the purchased leases that were placed on a non-accrual status in 2002 that are currently being litigated. For more information see Note 11—Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at March 31, 2005 decreased $1.5 million to $887,000. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On March 31, 2005, the Company had $12.3 million in impaired loans (including $11.8 million in non-accrual loans) compared to $12.2 million at year-end 2004. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $4.3 million has been allocated to the allowance for loan and lease losses for impairment at March 31, 2005. At March 31, 2005, the Company also had $7.4 million and $23,000 in loans that were rated substandard and doubtful, respectively, and not classified as non-performing or impaired.

There were no loans at March 31, 2005, other than those designated non-performing, impaired, substandard or doubtful, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Balance of the allowance at the beginning of the year	$16,638	$16,899	$16,899

Loans charged off:
Commercial	713	4,964	389
Home Equity and consumer	441	1,718	315
Real estate—mortgage	—	—	—

Total loans charged off	1,154	6,682	704

Recoveries:
Commercial	101	145	19
Home Equity and consumer	103	363	109
Real estate—mortgage	—	10	—

Total Recoveries	204	518	128

Net charge-offs:	950	6,164	576
Addition related to acquisition of Newton	—	2,301	—
Provision for loan and lease losses charged to operations	783	3,602	875

Ending balance	$16,471	$16,638	$17,198

Ratio of annualized net charge-offs to average loans outstanding	0.32%	0.62%	0.27%
Ratio of allowance at end of period as a percentage of period end total loans	1.39%	1.41%	2.00%

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2005. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 4 in the Notes to Consolidated Financial Statements contained in this 10-Q. Total investment securities decreased from $745.0 million on December 31, 2004 to $705.8 million on March 31, 2005, a decrease of $39.2 million, or 5% which included sales and maturities of securities used to pay down the Company’s federal funds purchased and securities sold under agreements to repurchase. Investment securities available for sale decreased from $582.1 million on December 31, 2004 to $551.3 million on March 31, 2005, a decrease of $30.8 million, or 5%. Investment securities held to maturity decreased from $162.9 million on December 31, 2004 to $154.5 million on March 31, 2005, a decrease of $8.4 million, or 5%.

Deposits

Total deposits increased from $1.727 billion on December 31, 2004 to $1.737 billion on March 31, 2005, an increase of $10.5 million, or 1%. Total non-interest bearing deposits decreased from $319.4 million to $297.6 million, a decrease of $21.8 million or 7% as non-interest bearing deposits moved into interest bearing checking accounts and certificates of deposit. Savings and interest bearing transaction accounts increased from $1.042 billion on December 31, 2004 to $1.047 billion on March 31, 2005, an increase of $5.0 million. Total core deposits, which comprise non-interest bearing deposits and savings and interest bearing transaction accounts, decreased by $16.8 million or 1% to $1.344 billion. Core deposits are 77% of total deposits compared to 79% at year-end. Time deposits under $100,000 increased $14.2 million to $284.0 million, while time deposits $100,000 and over increased $13.2 million to $109.2 million. The increase in time deposits resulted from a special certificate of deposit promotion and from increases in municipal certificates of deposits.

Liquidity

Cash and cash equivalents, totaling $55.2 million on March 31, 2005, remained substantially the same as year-end. Operating activities, principally the result of the Company’s net income, provided $7.5 million in net cash. Investing activities provided $20.8 million in net cash, primarily reflecting the maturity, repayments and sales of securities exceeding the purchase of securities and the origination of loans. Financing activities used $28.5 million in net cash, reflecting paydowns of federal funds purchased and long-term debt offset partially by an increase in deposits. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At March 31, 2005, the Company had outstanding loan origination commitments of $303.7 million. These commitments include $268.0 million that mature within one year; $9.7 million that mature after one but within three years; $2.1 million that mature after three but within five years and $23.9 million that mature after five years. The Company also had $10.0 million in letters of credit outstanding at March 31, 2005. This included $9.4 million that are maturing within one year and $594,000 that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $83.9 million.

Capital Resources

Stockholders’ equity decreased from $194.5 million on December 31, 2004 to $191.0 million on March 31, 2005. Book value per common share decreased to $9.25 on March 31, 2005 from $9.41 on December 31, 2004. The decrease in stockholders’ equity from December 31, 2004 to March 31, 2005 was primarily due to a decline in accumulated other comprehensive income (loss) from $340,000 on December 31, 2004 to ($4.5) million on March 31, 2005 resulting from a decline in the market value of the Company’s available for sale portfolio. Also contributing to the change in stockholders equity was net income, which was partially offset by dividends paid to shareholders.

The Company, Lakeland and Newton are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiaries’ financial statements. Management believes, as of March 31, 2005, that the Company, Lakeland and Newton meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company, Lakeland and Newton at March 31, 2005, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio March 31, 2005	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2005	Total Capital to Risk-Weighted Assets Ratio March 31, 2005

The Company	7.66%	12.29%	13.54%
Lakeland Bank	6.04%	9.95%	11.20%
Newton Trust Company	10.75%	15.32%	16.23%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At March 31, 2005, the cumulative one-year gap was $(92.9) million or (4.4%) of total assets compared to a ($61.4) million or (2.9%) of assets at December 31, 2004. The change in the Company’s gap position primarily resulted from a slowdown in prepayment expectations in investments and loans.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at March 31, 2005 was $332.9 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (11.2%) and would decline (0.1%) for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate shock increase, the Company’s projected net interest income for the next 12 months would decrease (2.4%), and would decline (2.1%) for a 200 basis point rate shock decrease. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As the Company has disclosed in its periodic reports filed with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”), the Company is involved in legal proceedings concerning four separate portfolios of predominately commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

The Company has entered into settlement agreements with two of the three surety companies. Legal proceedings continue with respect to one remaining surety company, RLI Insurance Company.

Reference is made to the 10-K for a description of a case captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2004, the Company’s Board of Directors authorized a stock buyback plan for the purchase of up to 250,000 shares of the Company’s currently issued and outstanding common stock in 2004. Purchases under the stock buyback program may be made in the open market or in privately negotiated transactions. On July 15, 2004, the amount of shares purchasable in the stock buyback plan was increased to 500,000 to be purchased over the following year. Through March 31, 2005, the Company purchased 339,811 shares under this plan.

Information concerning the 2005 stock repurchases is set forth below.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1: January 1 through 31, 2005	30,300	$16.28	30,300	227,689
Month 2: February 1 through 28, 2005	5,000	$16.49	5,000	222,689
Month 3: March 1 through 31, 2005	62,500	$15.88	62,500	160,189

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits

31.1	Certification by Roger Bosma pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Roger Bosma and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

/s/ Roger Bosma
Roger Bosma
President and Chief Executive Officer

/s/ Joseph F. Hurley
Joseph F. Hurley
Executive Vice President and
Chief Financial Officer

May 6, 2005

Date