Form 10-Q
period 2005-06-30
LAKELAND BANCORP INC
filed 2005-08-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 33-27312

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2005 there were 21,430,624 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The	Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31, 2004
	(dollars in thousands)
ASSETS
Cash	$51,972	$47,981
Interest-bearing deposits due from banks	27,818	7,365

Total cash and cash equivalents	79,790	55,346

Investment securities available for sale	490,913	582,106
Investment securities held to maturity; fair value of $146,958 in 2005 and $162,926 in 2004	147,484	162,922
Loans, net of deferred fees	1,216,395	1,176,005
Less: allowance for loan and lease losses	16,542	16,638

Net loans	1,199,853	1,159,367
Premises and equipment - net	31,626	31,749
Accrued interest receivable	7,525	8,002
Goodwill and other identifiable intangible assets	93,973	94,119
Bank owned life insurance	34,836	34,240
Other assets	13,244	13,170

TOTAL ASSETS	$2,099,244	$2,141,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$313,648	$319,359
Savings and interest-bearing transaction accounts	986,384	1,041,621
Time deposits under $100 thousand	281,325	269,820
Time deposits $100 thousand and over	108,623	96,004

Total deposits	1,689,980	1,726,804

Federal funds purchased and securities sold under agreements to repurchase	103,083	110,830
Long-term debt	45,056	42,288
Subordinated debentures	56,703	56,703
Other liabilities	10,566	9,848

TOTAL LIABILITIES	1,905,388	1,946,473

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 22,443,298 at June 30, 2005 and December 31, 2004; outstanding shares, 21,430,624 at June 30, 2005 and 21,714,968 at December 31, 2004	226,188	208,933
Accumulated deficit	(15,855)	(3,847)
Treasury stock, at cost, 1,012,674 shares in 2005 and 728,330 shares in 2004	(15,307)	(10,878)
Accumulated other comprehensive income (loss)	(1,170)	340

TOTAL STOCKHOLDERS’ EQUITY	193,856	194,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,099,244	$2,141,021

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$18,424	$12,812	$35,973	$25,481
Federal funds sold and interest-bearing deposits with banks	89	38	220	48
Taxable investment securities	5,686	4,728	11,735	9,741
Tax-exempt investment securities	865	735	1,776	1,499

TOTAL INTEREST INCOME	25,064	18,313	49,704	36,769

INTEREST EXPENSE
Deposits	5,368	3,274	10,449	6,661
Federal funds purchased and securities sold under agreements to repurchase	851	56	1,386	167
Long-term debt	1,418	1,387	2,835	2,787

TOTAL INTEREST EXPENSE	7,637	4,717	14,670	9,615

NET INTEREST INCOME	17,427	13,596	35,034	27,154
Provision for loan and lease losses	327	875	1,110	1,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	17,100	12,721	33,924	25,404
NONINTEREST INCOME
Service charges on deposit accounts	2,357	1,839	4,241	3,703
Commissions and fees	731	729	1,466	1,358
Gains on the sales of investment securities	100	413	128	416
Income on bank owned life insurance	305	251	602	530
Leasing income	159	12	660	55
Other income	72	84	156	142

TOTAL NONINTEREST INCOME	3,724	3,328	7,253	6,204

NONINTEREST EXPENSE
Salaries and employee benefits	7,142	5,562	14,247	11,109
Net occupancy expense	1,212	1,004	2,759	2,025
Furniture and equipment	1,115	907	2,210	1,752
Stationery, supplies and postage	476	341	906	689
Legal fees	224	505	447	989
Marketing expense	534	376	875	691
Core deposit intangible amortization	303	102	606	204
Other expenses	2,227	1,781	4,854	3,430

TOTAL NONINTEREST EXPENSE	13,233	10,578	26,904	20,889

Income before provision for income taxes	7,591	5,471	14,273	10,719
Provision for income taxes	2,454	1,753	4,568	3,432

NET INCOME	$5,137	$3,718	$9,705	$7,287

EARNINGS PER SHARE
Basic	$0.24	$0.22	$0.45	$0.43

Diluted	$0.24	$0.22	$0.45	$0.43

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
NET INCOME	$5,137	$3,718	$9,705	$7,287

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	3,420	(9,525)	(1,427)	(4,875)
Less: reclassification for gains included in net income	65	268	83	270

Other Comprehensive Income (Loss)	3,355	(9,793)	(1,510)	(5,145)

TOTAL COMPREHENSIVE INCOME (LOSS)	$8,492	$(6,075)	$8,195	$2,142

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2003	16,483,551	$131,116	$(12,980)	$(7,283)	$98	$110,951
Net Income, 2004	—	—	16,495	—	—	16,495
Other comprehensive income, net of tax	—	—	—	—	242	242
Exercise of stock options	—	264	—	818	—	1,082
Shares issued for the purchase of Newton Financial Corp.	4,891,019	77,553				77,553
Cash dividends	—	—	(7,362)	—	—	(7,362)
Purchase of treasury stock	—	—	—	(4,413)	—	(4,413)

BALANCE DECEMBER 31, 2004	21,374,570	$208,933	$(3,847)	$(10,878)	$340	$194,548
Net Income, first six months 2005	—	—	9,705	—	—	9,705
Other comprehensive loss, net of tax	—	—	—	—	(1,510)	(1,510)
Exercise of stock options	—	(326)	—	766	—	440
Stock Dividend	1,068,728	17,581	(17,581)
Cash dividends	—	—	(4,132)	—	—	(4,132)
Purchase of treasury stock	—	—	—	(5,195)	—	(5,195)

BALANCE JUNE 30, 2005 (UNAUDITED)	22,443,298	$226,188	$(15,855)	$(15,307)	$(1,170)	$193,856

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the six months ended June 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,705	$7,287
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,262	2,005
Depreciation and amortization	2,354	1,561
Provision for loan and lease losses	1,110	1,750
Gain on sales and calls of securities	(128)	(416)
Loss on disposition of equipment	—	40
Deferred income taxes	—	1,334
Increase in other assets	192	1,244
Increase (decrease) in other liabilities	718	(1,872)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,213	12,933

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	73,564	80,885
Held for maturity	18,308	9,234
Proceeds from sales of securities:
Available for sale	46,366	—
Held for maturity	715	—
Purchase of securities:
Available for sale	(31,686)	(56,273)
Held for maturity	(3,808)	(28,404)
Net increase in loans	(41,913)	(41,433)
Capital expenditures	(1,625)	(1,520)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	59,921	(37,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(36,824)	91,076
Decrease in federal funds purchased and securities sold under agreements to repurchase	(7,747)	(32,129)
Advances (repayments) of long-term debt	2,768	(1,000)
Purchase of treasury stock	(5,195)	(180)
Exercise of stock options	440	601
Dividends paid	(4,132)	(3,195)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(50,690)	55,173

Net increase in cash and cash equivalents	24,444	30,595
Cash and cash equivalents, beginning of year	55,346	46,084

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,790	$76,679

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiaries, Lakeland Bank (Lakeland) and Newton Trust Company (Newton).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter and six months presented do not necessarily indicate the results that the Company will achieve for all of 2005. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

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

At June 30, 2005, the Company had stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Company granted options to purchase 158,162 shares of common stock to key employees at an exercise price of $16.39. Included in this grant were 61,561 options which were subject to shareholder approval of an increase in authorized shares. Such shareholder approval was received at the Company’s annual meeting on May 10, 2005.

On May 13, 2005, the Company accelerated the vesting of 460,774 stock options, representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on May 13, 2005. The Company’s decision to accelerate the vesting of these options was part of a review by the Board of Directors of the Company’s incentive compensation program and upcoming changes in the accounting for stock options. The acceleration of the stock options had the effect of reducing pro forma earnings by $1.8 million, and pro forma earnings per share by $0.08 for the quarter and the six months ended June 30, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$5,137	$3,718	$9,705	$7,287
Deduct: Stock-based compensation costs determined under fair value based method for all awards	1,984	197	2,176	394

Pro forma net income	$3,153	$3,521	$7,529	$6,893

Earnings per share:
Basic, as reported	$0.24	$0.22	$0.45	$0.43
Basic, pro forma	$0.15	$0.21	$0.35	$0.41

Diluted, as reported	$0.24	$0.22	$0.45	$0.43
Diluted, pro forma	$0.14	$0.21	$0.34	$0.41

Stock Options outstanding were 1,046,049 and 820,669 at June 30, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004: dividend rate of 2%, expected volatility of 35%, risk-free interest rate of 3.98% and expected lives of 7 years. The Company granted no stock options during the first half of 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for public companies as of the beginning of the first fiscal year that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts for the quarters ended June 30, 2005 and 2004 is disclosed in the table above.

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

Note 2. Statement of Cash Flow Information.

	For the six months ended June 30,
	2005	2004
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$3,553	$4,290
Cash paid during the period for interest	14,270	9,674

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q has been adjusted retroactively for the effects of stock dividends including the stock dividend declared on June 15, 2005, payable on August 16, 2005 to shareholders of record on July 29, 2005. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands except per share data)	2005	2004	2005	2004
Income applicable to common stock	$5,137	$3,718	$9,705	$7,287

Weighted average number of common shares outstanding - basic	21,572	16,804	21,636	16,779
Stock options	154	185	165	198

Weighted average number of common shares and common share equivalents - diluted	21,726	16,989	21,801	16,977

Basic earnings per share	$0.24	$0.22	$0.45	$0.43

Diluted earnings per share	$0.24	$0.22	$0.45	$0.43

Options to purchase 682,055 shares of common stock at a weighted average price of $15.59 per share were outstanding and were not included in the computation of diluted earnings per share in second quarter 2005 because the option price was greater than the average market price. Options to purchase 392,282 shares of common stock at a weighted average price of $16.30 per share were outstanding and were not included in the year-to-date 2005 computation of diluted earnings per share because the option price was greater than the average market price. Options to purchase 132,052 shares of common stock at a weighted average price of $16.96 per share were outstanding and were not included in the computations of diluted earnings per share in second quarter 2004 and year-to-date 2004 because the option price was greater than the average market prices.

Note 4. Investment Securities

AVAILABLE FOR SALE

	June 30, 2005				December 31, 2004
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$138,594	$20	$(2,028)	$136,586	$156,250	$46	$(1,867)	$154,429
Mortgage-backed securities	286,915	100	(3,008)	284,007	342,022	831	(2,383)	340,470
Obligations of states and political subdivisions	39,748	995	(22)	40,721	44,418	1,513	(10)	45,921
Other debt securities	9,086	11	(99)	8,998	22,891	53	(10)	22,934
Other equity securities	18,412	2,256	(67)	20,601	16,013	2,354	(15)	18,352

	$492,755	$3,382	$(5,224)	$490,913	$581,594	$4,797	$(4,285)	$582,106

HELD TO MATURITY

	June 30, 2005				December 31, 2004
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$35,539	$4	$(272)	$35,271	$39,949	$41	$(144)	$39,846
Mortgage-backed securities	56,143	122	(336)	55,929	62,680	276	(287)	62,669
Obligations of states and political subdivisions	52,173	162	(261)	52,074	55,102	305	(178)	55,229
Other	3,629	55	—	3,684	5,191	4	(13)	5,182

	$147,484	$343	$(869)	$146,958	$162,922	$626	$(622)	$162,926

	June 30, 2005
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(in thousands)
Due in one year or less	$9,095	$9,108	$12,429	$12,453
Due after one year through five years	106,565	105,819	36,324	36,029
Due after five years through ten years	58,294	58,018	28,960	28,854
Due after ten years	13,474	13,360	13,628	13,693

	187,428	186,305	91,341	91,029
Mortgage-backed securities	286,915	284,007	56,143	55,929
Other investments	18,412	20,601	—	—

Total securities	$492,755	$490,913	$147,484	$146,958

In the first half of 2005 the Company sold $715,000 of held to maturity securities because over 85% of the original principal acquired on these securities had been paid by the sale date. The Company recorded a gain of $23,000 on the sale of these securities.

FSP 115-1 will replace the guidance in paragraphs 10–18 of EITF Issue 03-1 (which had been deferred by FSP EITF 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”) with references to existing other-than-temporary impairment guidance, such as Statement 115, Accounting for Certain Investments in Debt and Equity Securities, Staff Accounting Bulletin 59, Accounting

for Noncurrent Marketable Equity Securities, and Opinion 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The FASB approved the proposed FSP subject to a vote on the final draft. The Company will evaluate the impact that FSP 115-1 will have on its financial statements when the final FSP is issued.

Note 5. Loans.

	June 30, 2005	December 31, 2004
	(in thousands)
Commercial	$612,505	$602,062
Real estate-construction	66,253	62,687
Real estate-mortgage	239,673	223,936
Installment	300,880	289,920

Total loans	1,219,311	1,178,605

Less: deferred fees	2,916	2,600

Loans net of deferred fees	1,216,395	1,176,005

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2005 and 2004, and the average recorded investment in impaired loans during the three months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding three months)
June 30, 2005	$10.9 million	$4.5 million	$11.4 million
June 30, 2004	$15.1 million	$6.8 million	$15.5 million

Interest received on impaired loans may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific timeframe to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $124,000 in the first six months of 2005. Interest that would have accrued had the loans performed under original terms would have been $526,000 for the first six months of 2005.

Note 6. Postretirement Health Care Benefits

The components of net periodic postretirement benefit cost are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Service cost	$15	$17	$30	$33
Interest cost	10	9	20	18
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(2)	(2)	(4)	(4)
Amortization of unrecognized net actuarial loss	12	12	24	24
Amortization of transition obligation	1	1	2	3

Net periodic benefit expense	$36	$37	$72	$74

The Company currently expects to contribute approximately $20,000 to our post retirement benefit plan in 2005. The Company made contributions of $10,000 to the plan in the six months ended June 30, 2005.

Note 7. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Service cost	$5	$2	$10	$3
Interest cost	12	9	24	18
Amortization of prior service cost	12	8	24	16

Net periodic benefit expense	$29	$19	$58	$37

The Company made contributions of $37,000 to the plan in the six months ended June 30, 2005 and does not expect to make any more contributions in 2005.

Note 8. Acquisitions

On July 1, 2004, the Company completed the acquisition of Newton Financial Corp. (“NFC”) pursuant to which NFC was merged into the Company. NFC shareholders had the right to elect stock and/or cash in the merger subject to certain allocation provisions. NFC shareholders who received stock received 4.5 shares (4.725 restated*) of the Company’s stock for each of their NFC shares. NFC shareholders who received cash received $72.08 per share. Under the terms of the merger, 1,086,922 shares of NFC stock were exchanged for a total issuance of 4,891,119 shares (5,135,674 restated*) of Lakeland Bancorp stock. The remaining 270,526 shares of NFC stock were exchanged for a total of $19.5 million. NFC stock options of 13,591 were exchanged for Company stock options of 61,160 (64,218 restated*) and were fully vested at the time of the merger. As a result of the acquisition, the Company recorded $67.0 million in goodwill and other intangible assets. In 2005, an unasserted legal claim was identified related to loan payments previously made to Newton prior to Lakeland’s acquisition. The unasserted legal claim of approximately $460,000 was recorded in goodwill during the first quarter of 2005. The transaction was accounted for under the purchase method of accounting. The results of operations include Newton’s results of operations from July 1, 2004 forward.

*	Restated for the 5% stock dividend payable August 16, 2005 to shareholders of record July 29, 2005.

The following represents the unaudited pro forma financial information of Lakeland Bancorp as if the acquisition occurred on the first date of the period indicated. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place on that date.

For the six months ended June 30, 2004
(in thousands)
Interest income	$44,276
Interest expense	11,098

Net interest income	33,178
Provision for loan losses	2,186
Non-interest income	6,870
Non-interest expense	25,663
Net Income	$8,384

In second quarter 2005, the Board of Directors of Lakeland Bancorp voted to merge Lakeland and Newton in November 2005. The Company expects to close three branches (two of Newton and one of Lakeland) after the merger; the deposits and loans of these branches will be moved to nearby locations.

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

On July 20, 2005, Lakeland entered into a settlement agreement with RLI Insurance Company and one remaining party in Lakeland’s claims related to the CMC matter. Pursuant to the settlement agreements Lakeland was paid an aggregate of $3,315,000 and the parties executed mutual releases. As a result of the settlements, Lakeland’s nonperforming assets were reduced by $6.4 million and no additional loan loss provision will be required. The charged-off portion of the lease portfolio was fully reserved for as of June 30, 2005.

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

Note 10. Common Stock

On June 15, 2005, the Board of Directors declared a 5% stock dividend, payable on August 16, 2005 to shareholders of record on July 29, 2005. On June 10, 2005, the Company completed purchasing the shares purchasable under the 2004 stock buyback plan. On June 16, 2005, the Company announced a stock buyback plan for the purchase of up to 787,500 shares over the following year. As of June 30, 2005, the Company had purchased 83,708 shares under this plan.

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q has been adjusted retroactively for the effects of stock dividends including the stock dividend declared on June 15, 2005, payable on August 16, 2005 to shareholders of record on July 29, 2005.

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

Results of Operations

(Second Quarter 2005 Compared to Second Quarter 2004)

Net Income

Net income for the second quarter of 2005 was $5.1 million, compared to $3.7 million for the same period in 2004, an increase of $1.4 million or 38%. Diluted earnings per share were $0.24 in second quarter 2005, a $0.02 or 9% increase over what was reported for the same period last year. Return on Average Assets was 0.97% and Return on Average Equity was 10.73% for the second quarter 2005.

Net Interest Income

Net interest income on a tax equivalent basis for second quarter 2005 was $17.9 million, representing a $3.9 million or 28% increase from the $14.0 million earned in 2004. The increase in net interest income results from an increase in the volume of interest earning assets of $420.6 million. The net interest margin declined from 3.80% in second quarter of 2004 to 3.77% in 2005 because the yield on interest earning assets did not increase as much as the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the three months ended, June 30, 2005			For the three months ended, June 30, 2004
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,200,439	$18,424	6.16%	$872,408	$12,812	5.91%
Taxable investment securities	596,078	5,686	3.82%	512,778	4,728	3.69%
Tax-exempt securities	93,209	1,331	5.71%	77,931	1,131	5.81%
Federal funds sold (B)	13,637	89	2.61%	19,626	38	0.77%

Total interest-earning assets	1,903,363	25,530	5.38%	1,482,743	18,709	5.07%

Noninterest-earning assets:
Allowance for loan and lease losses	(16,876)			(17,247)
Other assets	228,747			144,147

TOTAL ASSETS	$2,115,234			$1,609,643

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings accounts	$351,297	$473	0.54%	$296,045	$393	0.53%
Interest-bearing transaction accounts	657,618	2,453	1.50%	546,902	1,452	1.07%
Time deposits	393,751	2,442	2.48%	278,248	1,429	2.05%
Borrowings	205,135	2,269	4.42%	112,654	1,443	5.12%

Total interest-bearing liabilities	1,607,801	7,637	1.90%	1,233,849	4,717	1.53%

Noninterest-bearing liabilities:
Demand deposits	304,304			256,457
Other liabilities	11,022			6,723
Stockholders' equity	192,107			112,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,115,234			$1,609,643

Net interest income/spread		17,893	3.47%		13,992	3.53%
Tax equivalent basis adjustment		466			396

NET INTEREST INCOME		$17,427			$13,596

Net interest margin (C)			3.77%			3.80%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $18.7 million in second quarter 2004 to $25.5 million in 2005, an increase of $6.8 million or 36%. The increase in interest income was due to an increase in average earning assets of $420.6 million or 28% from $1.48 billion in second quarter 2004 to $1.90 billion in second quarter 2005. The increase in earning assets included $279.2 million in earning assets acquired in the purchase of Newton. The yield on earning assets increased from 5.07% in second quarter 2004 to 5.38% in second quarter 2005 as a result of the increasing rate environment and because of a change in mix in earning assets. Loans as a percent of earning assets increased from 59% in second quarter 2004 to 63% in 2005 while investment securities as a percent of earning assets decreased from 40% in second quarter 2004 to 36% in second quarter 2005.

Total interest expense increased from $4.7 million in second quarter 2004 to $7.6 million in second quarter 2005, an increase of $2.9 million. Average interest bearing liabilities increased $374.0 million (including $211.7 million from the Newton acquisition), and the cost of funds increased 37 basis points to 1.90% due to the increasing rate environment and due to a change in the mix of interest bearing liabilities. Total borrowings increased from $112.7 million, or 9% of interest bearing liabilities, in second quarter 2004 to $205.1 million, or 13% of interest bearing liabilities, in second quarter 2005. The Company borrowed term repurchase agreements and Federal Home Loan Bank debt to fund loan growth. These borrowings typically pay a higher rate than the Company’s deposits. Time deposits as a percent of total interest bearing liabilities increased from 23% to 24% during the same time period. Time deposits generally pay a higher rate than core deposits.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses decreased to $327,000 for the second quarter of 2005 compared to $875,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. The lower provision reflects lower net charge-offs during second quarter 2005 and an improvement in asset quality. During the second quarter of 2005, the Company charged off loans of $635,000 and recovered $379,000 in previously charged off loans compared to $868,000 and $124,000, respectively, during the same period in 2004. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $396,000 or 12% from second quarter 2004 to second quarter 2005, including $400,000 from the newly acquired Newton branches. Service charges on deposit accounts increased $518,000 or 28% from second quarter 2004 to second quarter 2005 as a result of fee income received from implementing a new overdraft protection product. Gains on sales of investment securities decreased from $413,000 in second quarter 2004 to $100,000 in 2005. Income on bank owned life insurance increased $54,000 or 22% from 2004 as a result of bank owned life insurance acquired in the Newton acquisition. Leasing income increased from $12,000 in second quarter 2004 to $159,000 in 2005 primarily as a result of broker fees received related to our leasing operations.

Noninterest Expense

Noninterest expense increased from $10.6 million in the second quarter of 2004 to $13.2 million in 2005, an increase of $2.6 million or 25%. Salaries and employee benefits increased $1.6 million from $5.6 million in the second quarter 2004 to $7.1 million in 2005 as a result of additional salaries incurred from the 119 additional employees from the Newton acquisition in the beginning of third quarter 2004, and normal salary and benefit increases. Net occupancy expense and furniture and equipment expense increased from second quarter 2004 to second quarter 2005 by $208,000 and $208,000, respectively, primarily as a result of costs related to the ten branches and administration building acquired in the Newton acquisition. Equipment expense included costs of depreciation and service contracts related to an upgraded computer system installed in fourth quarter 2004 to accommodate the growing organization. Legal fees decreased from $505,000 in the second quarter of 2004 to $224,000 in the second quarter of 2005 resulting from a decline in litigation costs related to the purchased lease pools previously discussed in Note 9. Marketing expense increased from $376,000 in second quarter 2004 to $534,000 in 2005 resulting from expenses related to cable advertising and the Newton acquisition. Core deposit intangible amortization increased from $102,000 in second quarter 2004 to $303,000 in second quarter 2005 as a result of the Newton acquisition. Other expenses increased from $1.8 million in second quarter 2004 to $2.2 million in second quarter 2005, an increase of $446,000. The increase in other expenses includes expenses incurred by the Newton offices and increased telephone expense.

(First Six Months of 2005 Compared to First Six Months of 2004)

Net Income

Net income for the first half of 2005 was $9.7 million, compared to $7.3 million for the same period in 2004, an increase of $2.4 million or 33%. Diluted earnings per share increased from $0.43 per share in 2004 to $0.45 per share in 2005. Return on Average Assets was 0.92% and Return on Average Equity was 10.15% for the first six months of 2005.

Net Interest Income

Net interest income on a tax equivalent basis for the first six months of 2005 was $36.0 million, representing an $8.0 million or 29% increase from the $28.0 million earned in 2004. The increase in net interest income results from an increase in the volume of interest earning assets of $436.4 million. The net interest margin declined from 3.83% in the first six months of 2004 to 3.81% in 2005. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the six months ended, June 30, 2005			For the six months ended, June 30, 2004
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,186,434	$35,973	6.11%	$861,393	$25,481	5.95%
Taxable investment securities	609,817	11,735	3.85%	513,010	9,741	3.80%
Tax-exempt securities	95,245	2,732	5.74%	78,907	2,307	5.85%
Federal funds sold (B)	13,200	220	3.33%	14,955	48	0.64%

Total interest-earning assets	1,904,696	50,660	5.35%	1,468,265	37,577	5.14%

Noninterest-earning assets:
Allowance for loan and lease losses	(16,809)			(17,224)
Other assets	236,959			144,613

TOTAL ASSETS	$2,124,846			$1,595,654

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$353,905	$937	0.53%	$293,194	$778	0.53%
Interest-bearing transaction accounts	675,506	4,866	1.45%	529,103	2,829	1.08%
Time deposits	390,752	4,646	2.38%	281,783	3,054	2.17%
Borrowings	196,098	4,221	4.30%	121,940	2,954	4.85%

Total interest-bearing liabilities	1,616,261	14,670	1.82%	1,226,020	9,615	1.57%

Noninterest-bearing liabilities:
Demand deposits	305,024			249,460
Other liabilities	10,754			7,489
Stockholders’ equity	192,807			112,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,124,846			$1,595,654

Net interest income/spread		35,990	3.53%		27,962	3.57%
Tax equivalent basis adjustment		956			808

NET INTEREST INCOME		$35,034			$27,154

Net interest margin (C)			3.81%			3.83%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $37.6 million in the first half of 2004 to $50.7 million in 2005, an increase of $13.1 million or 35%. The increase in interest income was due to an increase in average earning assets of $436.4 million or 30% from $1.47 billion in the first six months of 2004 to $1.90 billion in the first six months of 2005. The increase in earning assets included $276.6 million in earning assets acquired in the purchase of Newton. The yield on earning assets increased from 5.14% in the first six months of 2004 to 5.35% in the first six months of 2005 as a result of the increasing rate environment and because of a change in mix in earning assets similar to the change in mix described above in the comparison of the results of operations between second quarter 2005 and 2004.

Total interest expense increased from $9.6 million in the first half of 2004 to $14.7 million in 2005, an increase of $5.1 million. Average interest bearing liabilities increased $390.2 million (including $214.0 million from the Newton acquisition), and the cost of funds increased 25 basis points to 1.82% due to the increasing rate environment and to a change in the mix of interest bearing liabilities. Savings and interest-bearing transaction accounts as a percent of interest-bearing liabilities declined while time deposits and borrowings as a percent of interest-bearing liabilities increased.

Provision for Loan and Lease Losses

The provision for loan losses decreased to $1.1 million for the first six months of 2005 compared to $1.7 million for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first six months of 2005, the Company charged off loans of $1.8 million and recovered $582,000 in previously charged off loans compared to $1.6 million and $252,000, respectively, during the same period in 2004. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $1.0 million or 17% from the first half of 2004 to 2005, including $695,000 from the newly acquired Newton branches. Service charges on deposit accounts increased $538,000 or 15% from the first six months of 2004 to the first six months of 2005 resulting from fee income from the overdraft protection program. Commissions and fees increased $108,000 or 8% to $1.5 million from the first six months of 2004 to the first six months of 2005, primarily due to increased loan fees collected and fee income collected at the Newton branches. Increases in income on bank owned life insurance, leasing income and other income resulted from the same factors noted in the comparison of non-interest income between second quarter 2005 and second quarter 2004.

Noninterest Expense

Noninterest expense increased from $20.9 million in the first six months of 2004 to $26.9 million in 2005, an increase of $6.0 million or 29%. The same factors noted in the comparison of second quarter 2005 interest expenses to those of second quarter 2004 contributed to the increase in non-interest expenses from the first half of 2004 to 2005.

Financial Condition

The Company’s total assets decreased $41.8 million or 2% from $2.141 billion at December 31, 2004, to $2.099 billion at June 30, 2005. Assets decreased as proceeds from maturities and sales of investment securities were used to pay down federal funds purchased and declines in deposits. Total deposits decreased from $1.727 billion on December 31, 2004 to $1.690 billion on June 30, 2005, a decrease of $36.8 million or 2%.

Loans

Gross loans increased from $1.179 billion on December 31, 2004 to $1.219 billion on June 30, 2005, an increase of $40.7 million, or 3%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	June 30, 2005	December 31, 2004	June 30, 2004

Non-performing loans:
Non-accrual loans	$11,690	$13,017	$15,748
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	11,690	13,017	15,748
Other real estate owned	650	650	—

TOTAL NON-PERFORMING ASSETS	$12,340	$13,667	$15,748

Loans past due 90 days or more and still accruing	$169	$2,347	$408

Non-accrual loans decreased from $13.0 million on December 31, 2004 to $11.7 million, or 0.56% of total assets, on June 30, 2005. Of the overall total of loans on non-accrual, $6.4 million or 0.30% of total assets represent the purchased leases that were placed on a non-accrual status in 2002. On July 20, 2005, Lakeland settled with the remaining parties in Lakeland’s claim on the purchased leases. Pursuant to the settlement agreements, Lakeland was paid $3.3 million. As a result of the settlements, Lakeland’s non-performing assets will be reduced by $6.4 million, and no additional loan loss provision will be required. For more information see Note 9—Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at June 30, 2005 decreased $2.2 million to $169,000. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On June 30, 2005, the Company had $10.9 million in impaired loans (including $10.6 million in non-accrual loans) compared to $12.2 million at year-end 2004. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $4.5 million has been allocated to the allowance for loan and lease losses for impairment at June 30, 2005. Impaired loans and the valuation allowance on impaired loans will decline by $6.4 million and by $3.2 million, respectively, resulting from the settlement of the purchased leases discussed above. At June 30, 2005, the Company also had $6.9 million in loans that were rated substandard and not classified as non-performing or impaired.

There were no loans at June 30, 2005, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

	June 30, 2005	December 31, 2004	June 30, 2004
(dollars in thousands)
Balance of the allowance at the beginning of the year	$16,638	$16,899	$16,899

Loans charged off:
Commercial	960	4,964	711
Home Equity and consumer	828	1,718	861
Real estate—mortgage	—	—	—

Total loans charged off	1,788	6,682	1,572

Recoveries:
Commercial	384	145	77
Home Equity and consumer	197	363	175
Real estate—mortgage	1	10	—

Total Recoveries	582	518	252

Net charge-offs:	1,206	6,164	1,320
Addition related to acquisition of Newton	—	2,301	—
Provision for loan and lease losses charged to operations	1,110	3,602	1,750

Ending balance	$16,542	$16,638	$17,329

Ratio of annualized net charge-offs to average loans outstanding	0.20%	0.62%	0.31%
Ratio of allowance at end of period as a percentage of period end total loans	1.36%	1.41%	1.94%

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2005. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $745.0 million on December 31, 2004 to $638.4 million on June 30, 2005, a decrease of $106.6 million, or 14% which included sales and maturities of securities used to pay down the Company’s federal funds purchased and securities sold under agreements to repurchase, to fund loan growth and to fund a decline in the Company’s municipal deposits. Investment securities available for sale decreased from $582.1 million on December 31, 2004 to $490.9 million on June 30, 2005, a decrease of $91.2 million, or 16%. Investment securities held to maturity decreased from $162.9 million on December 31, 2004 to $147.5 million on June 30, 2005, a decrease of $15.4 million, or 9%.

Deposits

Total deposits decreased from $1.727 billion on December 31, 2004 to $1.690 billion on June 30, 2005, a decrease of $36.8 million, or 2%. Savings and interest bearing transaction accounts decreased from $1.042 billion on December 31, 2004 to $986.4 million on June 30, 2005, a decrease of $55.2 million resulting from a fluctuation in municipal deposits. Total core deposits, which consist of non-interest bearing deposits and savings and interest bearing transaction accounts, decreased by $60.9 million or 4% to $1.300 billion. Core deposits are 77% of total deposits compared to 79% at year-end. Time deposits under $100,000 increased $11.5 million to $281.3 million, while time deposits $100,000 and over increased $12.6 million to $108.6 million. The increase in time deposits resulted from a special certificate of deposit promotion and from increases in municipal certificates of deposits.

Liquidity

Cash and cash equivalents, totaling $79.8 million on June 30, 2005, increased $24.4 million as a result of an increase in interest bearing deposits due from banks. Operating activities, principally the result of the Company’s net income, provided $15.2 million in net cash. Investing activities provided $59.9 million in net cash, primarily reflecting the maturity, repayments and sales of securities exceeding the purchase of securities and the origination of loans. Financing activities used $50.7 million in net cash, reflecting paydowns of federal funds purchased and long-term debt and a decrease in deposits. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At June 30, 2005, the Company had outstanding loan origination commitments of $328.3 million. These commitments include $288.5 million that mature within one year; $16.9 million that mature after one but within three years; $2.4 million that mature after three but within five years and $20.5 million that mature after five years. The Company also had $12.0 million in letters of credit outstanding at June 30, 2005. This included $11.6 million that are maturing within one year and $421,000 that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $86.6 million.

Capital Resources

Stockholders’ equity decreased from $194.5 million on December 31, 2004 to $193.9 million on June 30, 2005. Book value per common share increased to $9.05 on June 30, 2005 from $8.96 on December 31, 2004. The decrease in stockholders’ equity from December 31, 2004 to June 30, 2005 was primarily due to an increase in treasury stock from $10.9 million on December 31, 2004 to $15.3 million on June 30, 2005, resulting from purchasing shares under the Company’s stock buyback program. Also contributing to a decline in equity is the decline in accumulated other comprehensive income (loss) from $340,000 on December 31, 2004 to ($1.2) million on June 30, 2005 resulting from a decline in the market value of the Company’s available for sale portfolio. Also contributing to the change in stockholders equity was net income, which was partially offset by dividends paid to shareholders.

The Company, Lakeland and Newton are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiaries’ financial statements. Management believes, as of June 30, 2005, that the Company, Lakeland and Newton meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company, Lakeland and Newton at June 30, 2005, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

	Tier 1 Capital to Total Average Assets Ratio June 30, 2005	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2005	Total Capital to Risk-Weighted Assets Ratio June 30, 2005

Capital Ratios:
The Company	7.70%	12.12%	13.37%
Lakeland Bank	6.16%	9.91%	11.16%
Newton Trust Company	11.25%	15.89%	16.77%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At June 30, 2005, the cumulative one-year gap was ($56.8) million or (2.7%) of total assets compared to a ($61.4) million or (2.9%) of assets at December 31, 2004.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at June 30, 2005 was $326.2 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (8.3%) and would decline (4.0%) for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate shock increase, the Company’s projected net interest income for the next 12 months would decrease (2.3%), and would decline (2.1%) for a 200 basis point rate shock decrease. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

On July 20, 2005, Lakeland entered into a settlement agreement with RLI Insurance Company and one remaining party in Lakeland’s claims related to the CMC matter. Pursuant to the settlement agreements Lakeland was paid an aggregate of $3,315,000 and the parties executed mutual releases. As a result of the settlements, Lakeland’s nonperforming assets were reduced by $6.4 million and no additional loan loss provision will be required. The charged-off portion of the lease portfolio was fully reserved for as of June 30, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2004, the Company’s Board of Directors authorized a stock buyback plan for the purchase of up to 262,500 shares of the Company’s currently issued and outstanding common stock in 2004. Purchases under the stock buyback program may be made in the open market or in privately negotiated transactions. On July 15, 2004, the amount of shares purchasable in the stock buyback plan was increased to 525,000 to be purchased over the following year. On June 10, 2005, the Company completed purchasing the shares purchasable under the 2004 stock buyback plan. On June 16, 2005, the Company announced a stock buyback plan for the purchase of up to 787,500 shares over the following year. As of June 30, 2005, the Company had purchased 83,708 shares under this plan.

Information concerning the 2005 stock repurchases is set forth below.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 4: April 1 through 30, 2005	63,000	$14.19	63,000	105,198
Month 5: May 1 through 31, 2005	66,150	$15.00	66,150	39,048
Month 6: June 1 through 30, 2005	122,756	$14.19	122,756	703,791

Item 3. Defaults Upon Senior Securities        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The following table shows the persons who were elected to the board of directors at the Company’s Annual Meeting of Shareholders held May 10, 2005. Also shown are their terms of office and the results of voting for each respective director.

Name	Term	Shares for:	Authority Withheld
Robert B. Nicholson, III	3 years	16,668,145	696,420
Roger Bosma	3 years	16,724,334	640,232
Mark J. Fredericks	3 years	16,623,999	740,566
George H. Guptill, Jr.	3 years	16,662,042	702,524
Janeth D. Hendershot	3 years	16,696,795	667,770
Robert E. McCracken	2 years	16,690,026	674,540
Paul G. Viall	2 years	16,658,031	706,534

The second proposal, to adopt Lakeland Bancorp, Inc.’s Amended and Restated 2000 Equity Compensation Program, was approved. The vote was as follows:

For:	Against:	Abstain:	Broker Non-Vote
11,636,001	1,290,356	585,577	3,852,031

The third proposal, to amend Lakeland Bancorp, Inc.’s Certificate of Incorporation to limit the personal liability of officers for monetary damages under the circumstances permitted by law and to clarify that the Company may pay expenses incurred by an officer in advance of a final disposition of a legal proceeding as permitted by New Jersey law, was approved. The vote was as follows:

For:	Against:	Abstain:
16,569,638	573,601	221,325

There were no Broker Non-Votes on the third proposal.

Item 5. Other Information        Not Applicable

Item 6. Exhibits

31.1 Certification	by Roger Bosma pursuant to Section 302 of the Sarbanes Oxley Act.

31.2 Certification	by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1 Certification	by Roger Bosma and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

/s/ Roger Bosma
Roger Bosma
President and Chief Executive Officer

/s/ Joseph F. Hurley
Joseph F. Hurley
Executive Vice President and
Chief Financial Officer

August 8, 2005

Date