Form 10-Q
period 2005-09-30
LAKELAND BANCORP INC
filed 2005-11-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2005 there were 21,187,791 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004
	(dollars in thousands)
ASSETS
Cash	$47,362	$47,981
Federal funds sold and Interest-bearing deposits due from banks	24,691	7,365

Total cash and cash equivalents	72,053	55,346

Investment securities available for sale	528,560	582,106
Investment securities held to maturity; fair value of $155,607 in 2005 and $162,926 in 2004	157,464	162,922
Loans, net of deferred fees	1,263,530	1,176,005
Less: allowance for loan and lease losses	13,711	16,638

Net loans	1,249,819	1,159,367
Premises and equipment - net	31,853	31,749
Accrued interest receivable	8,504	8,002
Goodwill and other identifiable intangible assets	93,670	94,119
Bank owned life insurance	35,141	34,240
Other assets	13,874	13,170

TOTAL ASSETS	$2,190,938	$2,141,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$313,388	$319,359
Savings and interest-bearing transaction accounts	1,060,857	1,041,621
Time deposits under $100 thousand	291,189	269,820
Time deposits $100 thousand and over	140,130	96,004

Total deposits	1,805,564	1,726,804

Federal funds purchased and securities sold under agreements to repurchase	80,827	110,830
Long-term debt	45,059	42,288
Subordinated debentures	56,703	56,703
Other liabilities	12,513	9,848

TOTAL LIABILITIES	2,000,666	1,946,473

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 22,442,337 at September 30, 2005 and 22,443,298 at December 31, 2004; outstanding shares, 21,193,719 at September 30, 2005 and 21,714,968 at December 31, 2004	226,186	208,933
Accumulated deficit	(12,553)	(3,847)
Treasury stock, at cost, 1,248,618 shares in 2005 and 728,330 shares in 2004	(18,949)	(10,878)
Accumulated other comprehensive income (loss)	(4,412)	340

TOTAL STOCKHOLDERS’ EQUITY	190,272	194,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,190,938	$2,141,021

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$19,650	$16,425	$55,623	$41,906
Federal funds sold and interest-bearing deposits with banks	283	45	503	93
Taxable investment securities	5,659	5,443	17,394	15,184
Tax-exempt investment securities	894	865	2,670	2,364

TOTAL INTEREST INCOME	26,486	22,778	76,190	59,547

INTEREST EXPENSE
Deposits	6,510	4,185	16,959	10,846
Federal funds purchased and securities sold under agreements to repurchase	758	110	2,144	277
Long-term debt	1,491	1,461	4,326	4,248

TOTAL INTEREST EXPENSE	8,759	5,756	23,429	15,371

NET INTEREST INCOME	17,727	17,022	52,761	44,176
Provision for loan and lease losses	304	926	1,414	2,676

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	17,423	16,096	51,347	41,500
NONINTEREST INCOME
Service charges on deposit accounts	2,698	2,054	6,939	5,757
Commissions and fees	798	911	2,264	2,269
Gains on the sales of investment securities	4	204	132	620
Income on bank owned life insurance	303	303	905	833
Leasing income	44	16	704	71
Other income	135	137	291	279

TOTAL NONINTEREST INCOME	3,982	3,625	11,235	9,829

NONINTEREST EXPENSE
Salaries and employee benefits	7,408	6,965	21,655	18,074
Net occupancy expense	1,289	1,135	4,048	3,160
Furniture and equipment	1,122	1,076	3,332	2,828
Stationery, supplies and postage	467	400	1,373	1,089
Legal fees	178	417	625	1,406
Marketing expense	390	450	1,265	1,141
Core deposit intangible amortization	303	303	909	507
Other expenses	2,253	2,260	7,107	5,690

TOTAL NONINTEREST EXPENSE	13,410	13,006	40,314	33,895

Income before provision for income taxes	7,995	6,715	22,268	17,434
Provision for income taxes	2,637	2,163	7,205	5,595

NET INCOME	$5,358	$4,552	$15,063	$11,839

EARNINGS PER SHARE
Basic	$0.25	$0.21	$0.70	$0.64

Diluted	$0.25	$0.21	$0.69	$0.63

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
NET INCOME	$5,358	$4,552	$15,063	$11,839

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	(3,239)	6,133	(4,666)	1,258
Less: reclassification for gains included in net income	3	133	86	403

Other Comprehensive Income (Loss)	(3,242)	6,000	(4,752)	855

TOTAL COMPREHENSIVE INCOME	$2,116	$10,552	$10,311	$12,694

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2003	16,483,551	$131,116	$(12,980)	$(7,283)	$98	$110,951
Net Income, 2004	—	—	16,495	—	—	16,495
Other comprehensive income, net of tax	—	—	—	—	242	242
Exercise of stock options	—	264	—	818	—	1,082
Shares issued for the purchase of Newton Financial Corp.	4,891,019	77,553				77,553
Cash dividends	—	—	(7,362)	—	—	(7,362)
Purchase of treasury stock	—	—	—	(4,413)	—	(4,413)

BALANCE DECEMBER 31, 2004	21,374,570	$208,933	$(3,847)	$(10,878)	$340	$194,548
Net Income, first nine months 2005	—	—	15,063	—	—	15,063
Other comprehensive loss, net of tax	—	—	—	—	(4,752)	(4,752)
Exercise of stock options	—	(328)	—	769	—	441
Stock Dividend	1,067,767	17,581	(17,581)
Cash dividends	—	—	(6,188)	—	—	(6,188)
Purchase of treasury stock	—	—	—	(8,840)	—	(8,840)

BALANCE SEPTEMBER 30, 2005 (UNAUDITED)	22,442,337	$226,186	$(12,553)	$(18,949)	$(4,412)	$190,272

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the nine months ended September 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,063	$11,839
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,923	2,991
Depreciation and amortization	3,555	2,768
Provision for loan and lease losses	1,414	2,676
Gain on sales and calls of securities	(132)	(620)
(Gain) loss on disposition of equipment	(2)	40
Deferred income taxes	—	589
(Increase) decrease in other assets	(658)	875
Increase (decrease) in other liabilities	2,663	(205)

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,826	20,953

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Equivalents in excess of cash paid for business acquired	—	31
Proceeds from repayments on and maturity of securities:
Available for sale	98,027	117,502
Held for maturity	27,988	25,819
Proceeds from sales of securities:
Available for sale	46,366	32,691
Held for maturity	715	—
Purchase of securities:
Available for sale	(99,105)	(56,316)
Held for maturity	(23,541)	(84,094)
Purchase of Asset Based Lending Portfolio	—	(25,524)
Net increase in loans	(93,412)	(76,029)
Proceeds from dispositions of premises and equipment	4	4
Capital expenditures	(2,752)	(3,080)
Proceeds from other real estate owned	650	—

NET CASH USED IN INVESTING ACTIVITIES	(45,060)	(68,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	78,760	109,086
Decrease in federal funds purchased and securities sold under agreements to repurchase	(30,003)	(8,020)
Issuance (repayments) of long-term debt	2,771	(5,549)
Purchase of treasury stock	(8,840)	(1,064)
Exercise of stock options	441	612
Dividends paid	(6,188)	(5,277)

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,941	89,788

Net increase in cash and cash equivalents	16,707	41,745
Cash and cash equivalents, beginning of year	55,346	46,084

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,053	$87,829

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiaries, Lakeland Bank (Lakeland) and Newton Trust Company (Newton).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter and nine months presented do not necessarily indicate the results that the Company will achieve for all of 2005. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

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

At September 30, 2005, the Company had stock-based employee compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Company granted options to purchase 158,162 shares of common stock to key employees at an exercise price of $16.39. Included in this grant were 61,561 options which were subject to shareholder approval of an increase in authorized shares. Such shareholder approval was received at the Company’s annual meeting on May 10, 2005.

On May 13, 2005, the Company accelerated the vesting of 460,774 stock options, representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on May 13, 2005. The Company’s decision to accelerate the vesting of these options was part of a review by the Board of Directors of the Company’s incentive compensation program and upcoming changes in the accounting for stock options. The acceleration of the stock options had the effect of reducing pro forma earnings by $1.5 million, and pro forma earnings per share by $0.07 for the nine months ended September 30, 2005. The acceleration of the vesting, however, did not have any impact on reported earnings.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts).

	For the Three Months Ended September 30,		For the nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$5,358	$4,552	$15,063	$11,839
Deduct: Stock-based compensation costs determined under fair value based method for all awards	4	197	2,180	552

Pro forma net income	$5,354	$4,355	$12,883	$11,287

Earnings per share:
Basic, as reported	$0.25	$0.21	$0.70	$0.64
Basic, pro forma	$0.25	$0.20	$0.59	$0.61

Diluted, as reported	$0.25	$0.21	$0.69	$0.63
Diluted, pro forma	$0.25	$0.20	$0.59	$0.60

Stock Options outstanding were 1,019,600 and 988,244 at September 30, 2005 and 2004, respectively. In December 2004, the Company granted options to purchase 61,561 shares of common stock to key employees at an exercise price of $16.39 that were subject to shareholder approval of an increase in authorized shares in May of 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions used for the above mentioned grant: dividend rate of 2%, expected volatility of 30%, risk-free interest rate of 4.05% and expected lives of 7 years.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for public companies as of the beginning of the first fiscal year that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts for the quarters and nine months ended September 30, 2005 and 2004 is disclosed in the table above.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107, “Share Based Payments” (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Since most of the Company’s stock options are vested, management does not believe that the implementation of SAB 107 and SFAS No. 123(R) will have an immediate impact on its earnings. The Company is evaluating the impact that the implementation of SAB 107 and SFAS No. 123 (R) will have on future option, restricted stock, or other potential grants.

Note 2. Statement of Cash Flow Information.

	For the nine months ended September 30,
	2005	2004
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$5,036	$5,000
Cash paid during the period for interest	22,698	15,157

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends including the stock dividend declared on June 15, 2005, payable on August 16, 2005 to shareholders of record on July 29, 2005. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands except per share data)	2005	2004	2005	2004
Income applicable to common stock	$5,358	$4,552	$15,063	$11,839

Weighted average number of common shares outstanding - basic	21,329	21,847	21,533	18,481
Stock options	179	235	170	236

Weighted average number of common shares and common share equivalents - diluted	21,508	22,082	21,703	18,717

Basic earnings per share	$0.25	$0.21	$0.70	$0.64

Diluted earnings per share	$0.25	$0.21	$0.69	$0.63

Options to purchase 287,282 shares of common stock at a weighted average price of $16.65 per share were outstanding and were not included in the computation of diluted earnings per share in third quarter 2005 because the option price was greater than the average market price. Options to purchase 366,032 shares of common stock at a weighted average price of $16.35 per share were outstanding and were not included in the year-to-date 2005 computation of diluted earnings per share because the option price was greater than the average market price. Options to purchase 132,052 shares of common stock at a weighted average price of $16.96 per share were outstanding and were not included in the computations of diluted earnings per share in third quarter 2004 and the first nine months of 2004 because the option price was greater than the average market prices.

Note 4. Investment Securities

AVAILABLE FOR SALE

	September 30, 2005				December 31, 2004
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$173,378	$0	$(3,268)	$170,110	$156,250	$46	$(1,867)	$154,429
Mortgage-backed securities	281,430	18	(6,164)	275,284	342,022	831	(2,383)	340,470
Obligations of states and political subdivisions	43,968	842	(63)	44,747	44,418	1,513	(10)	45,921
Other debt securities	8,087	12	(174)	7,925	22,891	53	(10)	22,934
Other equity securities	28,493	2,018	(17)	30,494	16,013	2,354	(15)	18,352

	$535,356	$2,890	$(9,686)	$528,560	$581,594	$4,797	$(4,285)	$582,106

HELD TO MATURITY

	September 30, 2005				December 31, 2004
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$38,528	$0	$(704)	$37,824	$39,949	$41	$(144)	$39,846
Mortgage-backed securities	52,606	29	(836)	51,799	62,680	276	(287)	62,669
Obligations of states and political subdivisions	63,200	229	(574)	62,855	55,102	305	(178)	55,229
Other	3,130	8	(9)	3,129	5,191	4	(13)	5,182

	$157,464	$266	$(2,123)	$155,607	$162,922	$626	$(622)	$162,926

	September 30, 2005
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$12,054	$12,057	$19,437	$19,431
Due after one year through five years	147,477	145,692	35,901	35,257
Due after five years through ten years	53,174	52,587	39,009	38,635
Due after ten years	12,728	12,446	10,511	10,485

	225,433	222,782	104,858	103,808
Mortgage-backed securities	281,430	275,284	52,606	51,799
Other investments	28,493	30,494	—	—

Total securities	$535,356	$528,560	$157,464	$155,607

In the first nine months of 2005 the Company sold $715,000 of held to maturity securities because over 85% of the original principal acquired on these securities had been paid by the sale date. The Company recorded a gain of $23,000 on the sale of these securities.

In June 2005, the FASB approved the issuance of FASB Staff Position (FSP) 115-1. FSP 115-1 will replace the guidance in paragraphs 10–18 of EITF Issue 03-1 (which had been deferred by FSP EITF 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”) with references to existing other-than-temporary impairment guidance, such as Statement 115,

“Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP 115-1 will also include language from EITF Issue 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The FASB approved the proposed FSP subject to a vote on the final draft. The Company will evaluate the impact that FSP 115-1 will have on its financial statements when the final FSP is issued.

Note 5. Loans.

	September 30, 2005	December 31, 2004
	(in thousands)
Commercial	$638,886	$602,062
Real estate-construction	72,513	62,687
Real estate-mortgage	253,257	223,936
Installment	303,020	289,920

Total loans	1,267,676	1,178,605

Less: deferred fees	4,146	2,600

Loans net of deferred fees	1,263,530	1,176,005

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of September 30, 2005 and 2004, and the average recorded investment in impaired loans during the nine months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding nine months)
September 30, 2005	$ 3.9 million	$1.0 million	$ 9.5 million
September 30, 2004	$16.4 million	$8.4 million	$19.4 million

Interest received on impaired loans may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $210,000 in the first nine months of 2005. Interest that would have accrued had the loans performed under original terms would have been $575,000 for the first nine months of 2005. The decline in impaired loans from September 30, 2004 to September 30, 2005 is due to the settlement of the litigation concerning the commercial lease pools that is further discussed in Note 9.

Note 6. Postretirement Health Care Benefits

The components of net periodic postretirement benefit cost are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Service cost	$17	$17	$47	$50
Interest cost	11	9	31	27
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(2)	(3)	(6)	(7)
Amortization of unrecognized net actuarial loss	11	12	35	36
Amortization of transition obligation	2	2	4	5

Net periodic benefit expense	$39	$37	$111	$111

The Company currently expects to contribute approximately $20,000 to our post retirement benefit plan in 2005. The Company made contributions of $15,000 to the plan in the nine months ended September 30, 2005.

Note 7. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Service cost	$6	$2	$16	$5
Interest cost	12	9	36	27
Amortization of prior service cost	11	8	35	24

Net periodic benefit expense	$29	$19	$87	$56

The Company made contributions of $37,000 to the plan in the nine months ended September 30, 2005 and does not expect to make any more contributions in 2005.

Note 8. Acquisitions

On July 1, 2004, the Company completed the acquisition of Newton Financial Corp. (“NFC”) pursuant to which NFC was merged into the Company. NFC shareholders had the right to elect stock and/or cash in the merger subject to certain allocation provisions. NFC shareholders who received stock received 4.5 shares (4.725 restated*) of the Company’s stock for each of their NFC shares. NFC shareholders who received cash received $72.08 per share. Under the terms of the merger, 1,086,922 shares of NFC stock were exchanged for a total issuance of 4,891,119 shares (5,135,674 restated*) of Lakeland Bancorp stock. The remaining 270,526 shares of NFC stock were exchanged for a total of $19.5 million. NFC stock options of 13,591 were exchanged for Company stock options of 61,160 (64,218 restated*) and were fully vested at the time of the merger. As a result of the acquisition, the Company recorded $67.0 million in goodwill and other intangible assets. In 2005, an unasserted legal claim was identified related to loan payments previously made to Newton prior to Lakeland’s acquisition. The unasserted legal claim of approximately $460,000 was recorded in goodwill during the first quarter of 2005 and was settled in the second quarter of 2005. The transaction was accounted for under the purchase method of accounting. The results of operations include Newton’s results of operations from July 1, 2004 forward.

*	Restated for the 5% stock dividend payable August 16, 2005 to shareholders of record on July 29, 2005.

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

In second quarter 2005, the Board of Directors of the Company voted to merge Lakeland and Newton in November 2005. As of the close of business November 4, 2005, Newton merged into Lakeland. The Company expects to close three branches (two of Newton and one of Lakeland) after the merger; the deposits and loans of these branches will be moved to nearby locations.

Note 9. Commitments and Contingencies

Litigation

As the Company has disclosed in its periodic reports filed with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”), the Company was involved in legal proceedings concerning four separate portfolios of predominately commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

On July 20, 2005, Lakeland entered into a settlement agreement with RLI Insurance Company and one remaining party in Lakeland’s claims related to the CMC matter. Pursuant to the settlement agreements Lakeland was paid an aggregate of $3,315,000 and the parties executed mutual releases. As a result of the settlements, Lakeland’s nonperforming assets were reduced by $6.4 million and no additional loan loss provision was required. A charge-off of $3.0 million was recorded.

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

Note 10. Common Stock

On June 15, 2005, the Board of Directors declared a 5% stock dividend, payable on August 16, 2005 to shareholders of record on July 29, 2005. On June 10, 2005, the Company completed purchasing the shares purchasable under the 2004 stock buyback plan. On June 16, 2005, the Company announced a stock buyback plan for the purchase of up to 787,500 shares over the following year. As of September 30, 2005, the Company had purchased 319,852 shares under this plan.

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q has been adjusted retroactively for the effects of stock dividends.

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

Results of Operations

(Third Quarter 2005 Compared to Third Quarter 2004)

Net Income

Net income for the third quarter of 2005 was $5.4 million, compared to $4.6 million for the same period in 2004, an increase of $806,000 or 18%. Diluted earnings per share were $0.25 for the third quarter of 2005, a $0.04 or 19% increase over what was reported for the same period last year. Return on Average Assets was 0.98% and Return on Average Equity was 11.11% for the third quarter 2005.

Net Interest Income

Net interest income on a tax equivalent basis for third quarter 2005 was $18.2 million, representing a $720,000 or 4% increase from the $17.5 million earned in the third quarter of 2004. The increase in net interest income results from an increase in the volume of average interest earning assets of $144.0 million. The net interest margin declined from 3.86% in third quarter of 2004 to 3.71% in the third quarter of 2005 because the yield on interest earning assets did not increase as much as the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the three months ended, September 30, 2005			For the three months ended, September 30, 2004
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,232,518	$19,650	6.33%	$1,117,074	$16,425	5.85%
Taxable investment securities	581,026	5,659	3.90%	578,704	5,443	3.76%
Tax-exempt securities	97,733	1,375	5.63%	89,060	1,331	5.98%
Federal funds sold (B)	34,924	283	3.24%	17,420	45	1.03%

Total interest-earning assets	1,946,201	26,967	5.51%	1,802,258	23,244	5.14%

Noninterest-earning assets:
Allowance for loan and lease losses	(14,815)			(19,043)
Other assets	231,470			233,946

TOTAL ASSETS	$2,162,856			$2,017,161

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$334,108	$467	0.55%	$363,802	$506	0.55%
Interest-bearing transaction accounts	703,632	3,120	1.76%	656,864	1,875	1.14%
Time deposits	418,578	2,923	2.79%	350,134	1,804	2.06%
Borrowings	189,800	2,249	4.74%	130,811	1,571	4.80%

Total interest-bearing liabilities	1,646,118	8,759	2.12%	1,501,611	5,756	1.53%

Noninterest-bearing liabilities:
Demand deposits	313,106			317,638
Other liabilities	12,356			8,664
Stockholders’ equity	191,276			189,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,162,856			$2,017,161

Net interest income/spread		18,208	3.39%		17,488	3.61%
Tax equivalent basis adjustment		481			466

NET INTEREST INCOME		$17,727			$17,022

Net interest margin (C)			3.71%			3.86%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $23.2 million in third quarter 2004 to $27.0 million in 2005, an increase of $3.7 million or 16%. The increase in interest income was due to an increase in average earning assets of $143.9 million or 8% and to a 37 basis point increase in the yield on earning assets. The yield on earning assets increased from 5.14% in third quarter 2004 to 5.51% in third quarter 2005 as a result of the increasing rate environment and because of a change in mix in earning assets. Loans as a percent of earning assets increased from 62% in third quarter 2004 to 63% in 2005 while investment securities as a percent of earning assets decreased from 37% in third quarter 2004 to 35% in third quarter 2005.

Total interest expense increased from $5.8 million in third quarter 2004 to $8.8 million in third quarter 2005, an increase of $3.0 million. Average interest bearing liabilities increased $144.5 million, and the cost of funds increased 59 basis points to 2.12% due to the increasing rate environment and a change in the mix of interest bearing liabilities. Total borrowings increased from $130.8 million, or 9% of interest bearing liabilities, in third quarter 2004 to $189.9 million, or 12% of interest bearing liabilities, in third quarter 2005. The Company borrowed term repurchase agreements and Federal Home Loan Bank debt to fund loan growth and to extend the maturities of its borrowings in a lower rate environment. These borrowings typically pay a higher rate than the Company’s deposits. Savings accounts as a percent of interest bearing liabilities decreased from 24% in third quarter 2004 to 20% in third quarter 2005. Time deposits as a percent of total interest bearing liabilities increased from 23% to 25% during the same time period. Time deposits generally pay a higher rate than core deposits.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses decreased to $304,000 for the third quarter of 2005 compared to $926,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the third quarter of 2005, the Company charged off loans of $3.6 million and recovered $442,000 in previously charged off loans compared to $1.9 million and $106,000, respectively, during the same period in 2004. Charge-offs in third quarter 2005 included $3.0 million related to the settlement of the litigation concerning the remaining commercial lease pool discussed in Note 9. No additional loan loss provision was required as a result of this charge-off. The lower provision reflects lower net charge-offs (excluding the charge-off on the commercial lease pools) during third quarter 2005 and an improvement in asset quality. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $357,000 or 10% from third quarter 2004 to third quarter 2005. Service charges on deposit accounts increased $644,000 or 31% from third quarter 2004 to third quarter 2005 as a result of fee income received from implementing a new overdraft protection product. Commissions and fees declined from $911,000 in third quarter 2004 to $798,000 in third quarter 2005 as a result of a decline in loan fees received. Gains on sales of investment securities decreased from $204,000 in third quarter 2004 to $4,000 in 2005. Leasing income increased from $16,000 in third quarter 2004 to $44,000 in 2005 primarily as a result of gains on sales of leased equipment.

Noninterest Expense

Noninterest expense increased from $13.0 million in the third quarter of 2004 to $13.4 million in the third quarter of 2005, an increase of $404,000 or 3%. Salaries and employee benefits increased $443,000 from $7.0 million in the third quarter 2004 to $7.4 million in 2005 as a result of increased rates in medical insurance and normal salary and benefit increases. Net occupancy expense increased from third quarter 2004 to third quarter 2005 by $154,000, primarily as a result of costs related to two new branches and increased utility costs. Legal fees decreased from $417,000 in the third quarter of 2004 to $178,000 in the third quarter of 2005 resulting from a decline in litigation costs related to the purchased lease pools previously discussed in Note 9. Stationery, supplies and postage expense increased $67,000 resulting primarily from increased postage expense for direct mail, and for mail related to the overdraft protection program. Marketing expense decreased from $450,000 in third quarter 2004 to $390,000 in 2005 resulting from expenses paid in the third quarter of 2004 related to the Newton acquisition.

(First Nine Months of 2005 Compared to First Nine Months of 2004)

Net Income

Net income for the first nine months of 2005 was $15.1 million, compared to $11.8 million for the same period in 2004, an increase of $3.2 million or 27%. Diluted earnings per share increased from $0.63 per share in 2004 to $0.69 per share in 2005. Return on Average Assets was 0.94% and Return on Average Equity was 10.47% for the first nine months of 2005.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2005 was $54.2 million, representing an $8.7 million or 19% increase from the $45.4 million earned in 2004. The increase in net interest income results from an increase in the volume of average interest earning assets of $338.3 million. The net interest margin declined from 3.84% in the first nine months of 2004 to 3.78% in 2005. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the nine months ended, September 30, 2005			For the nine months ended, September 30, 2004
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,201,964	$55,623	6.19%	$947,242	$41,906	5.91%
Taxable investment securities	600,114	17,394	3.86%	535,068	15,184	3.78%
Tax-exempt securities	96,084	4,108	5.70%	82,316	3,637	5.89%
Federal funds sold (B)	20,521	503	3.27%	15,783	93	0.79%

Total interest-earning assets	1,918,683	77,628	5.41%	1,580,409	60,820	5.14%

Noninterest-earning assets:
Allowance for loan and lease losses	(16,134)			(17,834)
Other assets	235,111			174,603

TOTAL ASSETS	$2,137,660			$1,737,178

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$347,233	$1,404	0.54%	$316,902	$1,284	0.54%
Interest-bearing transaction accounts	684,984	7,986	1.56%	572,001	4,704	1.10%
Time deposits	400,129	7,569	2.52%	304,732	4,858	2.13%
Borrowings	193,975	6,470	4.45%	124,919	4,525	4.83%

Total interest-bearing liabilities	1,626,321	23,429	1.92%	1,318,554	15,371	1.56%

Noninterest-bearing liabilities:
Demand deposits	307,748			272,350
Other liabilities	11,297			7,882
Stockholders’ equity	192,294			138,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,137,660			$1,737,178

Net interest income/spread		54,199	3.48%		45,449	3.58%
Tax equivalent basis adjustment		1,438			1,273

NET INTEREST INCOME		$52,761			$44,176

Net interest margin (C)			3.78%			3.84%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $60.8 million in the first nine months of 2004 to $77.6 million in 2005, an increase of $16.8 million or 28%. The increase in interest income was primarily due to an increase in average earning assets of $338.3 million or 21% from $1.58 billion in the first nine months of 2004 to $1.92 billion in the first nine months of 2005. The increase in earning assets includes the impact of the Newton acquisition (which took place on July 1, 2004) for the full nine months of 2005 compared to an impact of three months in 2004. The yield on earning assets increased from 5.14% in the first nine months of 2004 to 5.41% in the first nine months of 2005 as a result of the increasing rate environment and a change in mix in earning assets similar to the change in mix described above in the comparison of the results of operations between third quarter 2005 and 2004.

Total interest expense increased from $15.4 million in the first nine months of 2004 to $23.4 million in 2005, an increase of $8.1 million. Average interest bearing liabilities increased $307.8 million, and the cost of funds increased 36 basis points to 1.92% due to the increasing rate environment and to a change in the mix of interest bearing liabilities. Savings and interest-bearing transaction accounts as a percent of interest-bearing liabilities declined while time deposits and borrowings as a percent of interest-bearing liabilities increased.

Provision for Loan and Lease Losses

The provision for loan losses decreased to $1.4 million for the first nine months of 2005 compared to $2.7 million for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first nine months of 2005, the Company charged off loans of $5.4 million and recovered $1.0 million in previously charged off loans compared to $3.5 million and $359,000, respectively, during the same period in 2004. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $1.4 million or 14% from the first nine months of 2004 to the first nine months of 2005, primarily as a result of leasing income and the overdraft protection program introduced in second quarter 2005. Service charges on deposit accounts increased $1.2 million or 20% from the first nine months of 2004 to the first nine months of 2005 resulting from fee income from the overdraft protection program. Gains on sales of investment securities declined from $620,000 in 2004 to $132,000 in 2005. Income on bank owned life insurance increased from $833,000 in 2004 to $905,000 in 2005 resulting from bank owned life insurance acquired in the Newton acquisition. Leasing income increased from $61,000 in 2004 to $704,000 in 2005 primarily as a result of broker fees related to our leasing operation.

Noninterest Expense

Noninterest expense increased from $33.9 million in the first nine months of 2004 to $40.3 million in 2005, an increase of $6.4 million or 19% primarily as a result of the Newton acquisition. Total salary and benefit expense increased $3.6 million or 20% from the first nine months of 2004 to the first nine months of 2005 resulting from the Newton acquisition as well as increased medical insurance costs and normal salary and benefit increases. Total occupancy expense increased from $3.2 million for the first nine months of 2004 to $4.0 million for the same period in 2005, an increase of $888,000 resulting from the expenses related to the Newton branches, and also as a result of expenses related to two new branches of Lakeland and increased utility costs. Furniture and equipment costs increased $504,000, or 18% for the first nine months of 2005 as a result of increased depreciation and service contract expense related to the upgraded computer system installed in fourth quarter 2004 and as a result of expenses related to the Newton acquisition. Stationery, supplies and postage expense increased from $1.1 million in 2004 to $1.4 million in 2005 resulting primarily from increased expenses for the Newton offices and increased postage expense related to direct mail campaigns and the opening of a new branch office. Legal fees declined from $1.4 million to $625,000 as a result of a decline in litigation costs related to the purchased lease pools. Core deposit amortization expense increased from $507,000 to $909,000 as a result of the Newton acquisition. Other expenses increased from $5.6 million to $7.1 million as a result of expenses incurred by the Newton offices, increases in audit fees and increased telephone expenses.

Financial Condition

The Company’s total assets increased $49.9 million or 2% from $2.141 billion at December 31, 2004, to $2.191 billion at September 30, 2005. Total deposits increased from $1.727 billion on December 31, 2004 to $1.806 billion on September 30, 2005, an increase of $78.8 million or 5%.

Loans

Gross loans increased from $1.179 billion on December 31, 2004 to $1.268 billion on September 30, 2005, an increase of $89.1 million, or 8%. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	September 30, 2005	December 31, 2004	September 30, 2004

Non-performing loans:
Non-accrual loans	$4,194	$13,017	$17,205
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	4,194	13,017	17,205
Other real estate owned	—	650	850

TOTAL NON-PERFORMING ASSETS	$4,194	$13,667	$18,055

Loans past due 90 days or more and still accruing	$359	$2,347	$679

Non-accrual loans decreased from $13.0 million on December 31, 2004 to $4.2 million, or 0.19% of total assets, on September 30, 2005. The decline in non-accrual loans reflects Lakeland’s settlement with the remaining parties in Lakeland’s claim on the purchased commercial lease pools. Pursuant to the settlement agreements, Lakeland was paid $3.3 million. As a result of the settlements, Lakeland’s non-performing assets were reduced by $6.4 million, and no additional loan loss provision was required. For more information see Note 9—Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at September 30, 2005 decreased $2.0 million to $359,000 from $2.3 million on December 31, 2004. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On September 30, 2005, the Company had $3.9 million in impaired loans (including $3.5 million in non-accrual loans) compared to $12.2 million at year-end 2004. For more information on these loans see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $1.0 million has been allocated to the allowance for loan and lease losses for impairment at September 30, 2005. The decline in impaired loans resulted from the settlement of the purchased leases discussed above. At September 30, 2005, the Company also had $8.4 million in loans that were rated substandard and not classified as non-performing or impaired.

There were no loans at September 30, 2005, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Balance of the allowance at the beginning of the year	$16,638	$16,899	$16,899

Loans charged off:
Commercial	3,998	4,964	2,237
Home Equity and consumer	1,367	1,718	1,215
Real estate—mortgage	—	—	—

Total loans charged off	5,365	6,682	3,452

Recoveries:
Commercial	655	145	109
Home Equity and consumer	368	363	249
Real estate—mortgage	1	10	1

Total Recoveries	1,024	518	359

Net charge-offs:	4,341	6,164	3,093
Addition related to acquisition of Newton	—	2,301	2,301
Provision for loan and lease losses charged to operations	1,414	3,602	2,676

Ending balance	$13,711	$16,638	$18,783

Ratio of annualized net charge-offs to average loans outstanding	0.48%	0.62%	0.31%
Ratio of allowance at end of period as a percentage of period end total loans	1.09%	1.41%	1.94%

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

Methodology employed for assessing the adequacy of the allowance for loan and lease losses consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified classified loans that have been designated as requiring attention by the Company or its external loan review consultant.

•	The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 – 4 family residential mortgages and consumer loans.

•	The establishment of reserve amounts for the non-classified loans in each portfolio based upon the historical average loss experience of these portfolios.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2005. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $745.0 million on December 31, 2004 to $686.0 million on September 30, 2005, a decrease of $59.0 million, or 8% which included sales and maturities of securities used to pay down the Company’s federal funds purchased and securities sold under agreements to repurchase and to fund loan growth. Investment securities available for sale decreased from $582.1 million on December 31, 2004 to $528.6 million on September 30, 2005, a decrease of $53.5 million, or 9%. Investment securities held to maturity decreased from $162.9 million on December 31, 2004 to $157.5 million on September 30, 2005, a decrease of $5.5 million, or 3%.

Deposits

Total deposits increased from $1.727 billion on December 31, 2004 to $1.806 billion on September 30, 2005, an increase of $78.8 million, or 5%. Savings and interest bearing transaction accounts increased from $1.042 billion on December 31, 2004 to $1.061 billion on September 30, 2005, an increase of $19.2 million. Total core deposits, which consist of non-interest bearing deposits and savings and interest bearing transaction accounts, increased by $13.3 million to $1.374 billion. Time deposits under $100,000 increased $21.4 million to $291.2 million, while time deposits $100,000 and over increased $44.1 million to $140.1 million. The increase in time deposits resulted from a special certificate of deposit promotion and from increases in municipal certificates of deposits.

Liquidity

Cash and cash equivalents, totaling $72.1 million on September 30, 2005, increased $16.7 million as a result of an increase in federal funds sold and interest bearing deposits due from banks. Operating activities, principally the result of the Company’s net income, provided $24.8 million in net cash. Investing activities used $45.1 million in net cash, primarily reflecting the use of funds for investment security purchases and loan originations exceeded sales and maturities of investment securities. Financing activities provided $36.9 million in net cash, reflecting an increase in deposits of $78.8 million offset by paydowns of federal funds purchased and long-term debt. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At September 30, 2005, the Company had outstanding loan origination commitments of $346.7 million. These commitments include $312.7 million that mature within one year; $12.0 million that mature after one but within three years; $2.6 million that mature after three but within five years and $19.4 million that mature after five years. The Company also had $12.5 million in letters of credit outstanding at September 30, 2005. This included $11.0 million that are maturing within one year and $1.5 million that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $120.2 million.

Capital Resources

Stockholders’ equity decreased from $194.5 million on December 31, 2004 to $190.3 million on September 30, 2005. Book value per common share increased to $8.98 on September 30, 2005 from $8.96 on December 31, 2004. The decrease in stockholders’ equity from December 31, 2004 to September 30, 2005 was primarily due to an increase in treasury stock from $10.9 million on December 31, 2004 to $18.9 million on September 30, 2005, resulting from purchasing shares under the Company’s stock buyback program. Also contributing to a decline in equity is the decline in accumulated other comprehensive income (loss) from $340,000 on December 31, 2004 to ($4.4) million on September 30, 2005 resulting from a decline in the market value of the Company’s available for sale portfolio. Also contributing to the change in stockholders equity was net income, which was partially offset by dividends paid to shareholders.

The Company, Lakeland and Newton are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiaries’ financial statements. Management believes, as of September 30, 2005, that the Company, Lakeland and Newton meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company, Lakeland and Newton at September 30, 2005, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

	Tier 1 Capital to Total Average Assets Ratio September 30, 2005	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2005	Total Capital to Risk-Weighted Assets Ratio September 30, 2005
Capital Ratios:
The Company	7.53%	11.68%	12.71%
Lakeland Bank	6.14%	9.58%	10.62%
Newton Trust Company	10.75%	16.80%	17.74%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM	3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At September 30, 2005, the cumulative one-year gap was $(125.7) million or (5.7%) of total assets compared to a ($61.4) million or (2.9%) of assets at December 31, 2004.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at September 30, 2005 was $331.1 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (10.2%) and would decline (0.1%) for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate shock increase, the Company’s projected net interest income for the next 12 months would decrease (4.0%), and would decline (4.7%) for a 200 basis point rate shock decrease. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As the Company has disclosed in its periodic reports filed with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”), the Company was involved in legal proceedings concerning four separate portfolios of predominately commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

On July 20, 2005, Lakeland entered into a settlement agreement with RLI Insurance Company and one remaining party in Lakeland’s claims related to the CMC matter. Pursuant to the settlement agreements Lakeland was paid an aggregate of $3,315,000 and the parties executed mutual releases. As a result of the settlements, Lakeland’s nonperforming assets were reduced by $6.4 million and no additional loan loss provision was required. A charge-off of $3.0 million was recorded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2005, the Company announced a stock buyback plan for the purchase of up to 787,500 shares over the following year. As of September 30, 2005, the Company had purchased 319,852 shares under this plan.

Information concerning the 2005 stock repurchases is set forth below.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 7: July 1 through 31, 2005	—	$—	—	703,792
Month 8: August 1 through 31, 2005	166,144	$15.46	166,144	537,648
Month 9: September 1 through 30, 2005	70,000	$15.37	70,000	467,648

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

November 8, 2005

Date