Form 10-K
period 2005-12-31
LAKELAND BANCORP INC
filed 2006-03-16
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

Title of Each Class

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $291,000,000, based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares outstanding of the registrant’s Common Stock, as of February 1, 2006, was 21,068,895.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2006 Annual Meeting of Shareholders (Part III).

[Page numbers to be filled in once Items 6, 7 and 8 are added.]

LAKELAND BANCORP, INC.

Form 10-K Index

-i-

PART I

ITEM 1 - Business

GENERAL

Lakeland Bancorp, Inc. (the “Company”), a New Jersey corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland”). On February 20, 1998, the Company acquired Metropolitan State Bank, which became a subsidiary of the Company. On July 15, 1999, the Company completed its acquisition of The National Bank of Sussex County (“NBSC”). On January 28, 2000, the Company merged Metropolitan State Bank into Lakeland, with Lakeland as the survivor. On June 29, 2001, the Company merged NBSC into Lakeland, with Lakeland as the survivor. On August 25, 2003, the Company acquired CSB Financial Corp. and its subsidiary, Community State Bank, by merging CSB Financial Corp. into the Company and Community State Bank into Lakeland, with Lakeland as the survivor. On July 1, 2004, the Company acquired Newton Financial Corp. (“NFC”), which merged into the Company, and its subsidiary, Newton Trust Company (“Newton”). Newton operated as an independent bank until it merged into Lakeland, with Lakeland as the survivor, on November 4, 2005.

The Company’s primary business currently consists of managing and supervising Lakeland. The principal source of the Company’s income is dividends paid by Lakeland. At December 31, 2005, the Company had consolidated total assets, deposits, and stockholders’ equity of approximately $2.2 billion, $1.8 billion, and $191.8 million, respectively.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described in Item 1A - Risk Factors to this Annual Report on Form 10-K.

Lakeland is a state banking association, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). Lakeland is not a member of the Federal Reserve System. Lakeland is a full-service commercial bank, offering a complete range of consumer and commercial services. Lakeland’s 47 branch offices are located in the following six New Jersey counties: Morris, Passaic, Sussex, Warren, Essex, and Bergen.

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

Other Services

Investment and advisory services for individuals are also available.

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

Employees

At December 31, 2005, there were 548 persons employed by the Company.

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

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	All financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	The Secretary of the Department of Treasury, in conjunction with other bank regulators, was authorized to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) are required to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA PATRIOT Act to financial institutions such as Lakeland. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.

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

Securities and Exchange Commission

The Common Stock of the Company is registered with the SEC under the Exchange Act. As a result, the Company and its officers, directors, and major stockholders are obligated to file certain reports with the SEC. The Company is subject to proxy and tender offer rules promulgated pursuant to the Exchange Act. You may read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, such as the Company.

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2005, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 11.51% and 12.47%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier I capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 7.49% at December 31, 2005.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4% and a Tier I leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a Tier I leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2005, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

In addition, FDICIA requires banking regulators to promulgate standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Deposit Insurance and Premiums

Lakeland’s deposits are insured by the Bank Insurance Fund (“BIF”) that is administered by the FDIC up to a maximum of $100,000 per depositor. The amount of the premium is determined by the FDIC’s risk-based insurance assessment system in which each insured bank is placed in one of nine assessment risk classifications based on the FDIC’s evaluation. There is a 27 basis point range between the highest and lowest assessment rate. Banks classified as strongest by the FDIC were subject in 2005 to a 0.00% assessment. Lakeland was placed in this category and, therefore, had a 0.00% assessment rate in 2005.

In addition to this assessment, Lakeland and all other members of the BIF are required to help fund interest payment obligations that the Financing Corporation (“FICO”) has assumed to recapitalize the Savings Association Insurance Fund (“SAIF”). During 2005, a FICO premium of approximately two basis points was charged on BIF deposits. Based on this premium, the Company paid a FICO premium of $235,000 in 2005.

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

ITEM 1A - Risk Factors.

Our business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

We are unable to predict actual fluctuations of market interest rates. Rate fluctuations are influenced by many factors, including:

•	inflation or recession;

•	a rise or fall in unemployment;

•	tightening or expansion of the money supply;

•	domestic and international disorder; and

•	instability in domestic and foreign financial markets.

Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the difference or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Our net interest spreads are affected by the differences between the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities. Changes in market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments, cash flows, the market value of our securities portfolio, loan and deposit growth, costs and yields on loans and deposits and our overall profitability.

Lakeland’s ability to pay dividends is subject to regulatory limitations which, to the extent that our holding company requires such dividends in the future, may affect our holding company’s ability to pay its obligations and pay dividends to shareholders.

As a bank holding company, the Company is a separate legal entity from Lakeland and its subsidiaries, and we do not have significant operations of our own. We currently depend on Lakeland’s cash and liquidity to pay our operating expenses and dividends to shareholders. The availability of dividends from Lakeland is limited by various statutes and regulations. The inability of the Company to receive dividends from Lakeland could adversely affect our financial condition, results of operations, cash flows and prospects.

Lakeland’s allowance for loan and lease losses may not be adequate to cover actual losses.

Like all commercial banks, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. If Lakeland’s allowance for loan and lease losses is not adequate to cover actual loan and lease losses, we may be required to significantly increase future provisions for loan and lease losses, which could materially and adversely affect our operating results. Our allowance for loan and lease losses is determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease resolution, the opinions of Lakeland’s regulators, changes in the size and composition of the loan and lease portfolio and industry information. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review Lakeland’s loans and the allowance for loan and lease losses. While we believe that our allowance for loan and lease losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan and lease losses or that regulators will not require us to increase this allowance. An increase in our allowance for loan and lease losses could materially and adversely affect our earnings and profitability.

Lakeland is subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Economic, political and market conditions, trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation affect our business. These factors are beyond our control. A deterioration in economic conditions, particularly in New Jersey, could have the following consequences, any of which could materially adversely affect our business:

•	loan and lease delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decrease; and

•	collateral for loans made by Lakeland may decline in value, in turn reducing the borrowing ability of Lakeland’s customers.

A downturn in the real estate market, particularly in New Jersey, could hurt our business. If there is a significant decline in real estate values in New Jersey, Lakeland’s ability to recover on defaulted loans by selling the underlying real estate would be reduced, and Lakeland would be more likely to suffer losses on defaulted loans.

Lakeland may suffer losses in its loan portfolio despite its underwriting practices.

Lakeland seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. Although we believe that Lakeland’s underwriting criteria are appropriate for the various kinds of loans that it makes, Lakeland may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in its allowance for loan and lease losses.

Lakeland faces strong competition from other financial institutions, financial service companies and other organizations offering services similar to the services that Lakeland provides.

Many competitors offer the types of loans and banking services that Lakeland offers. These competitors include other state and national banks, savings associations, regional banks and other community banks. Lakeland also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Many of Lakeland’s competitors have greater financial resources than we do, which may enable them to offer a broader range of services and products, and to advertise more extensively, than we do. Our inability to compete effectively would adversely affect our business.

If we do not successfully integrate any banks that we may acquire in the future, the combined company may be adversely affected.

If we make acquisitions in the future, we will need to integrate the acquired entities into our existing business and systems. We may experience difficulties in accomplishing this integration or in effectively managing the combined company after any future acquisition. Any actual cost savings or revenue enhancements that we may anticipate from a future acquisition will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond our control, and we cannot provide assurances that if we make any acquisitions in the future, we will be successful in integrating those businesses into our own.

ITEM 1B - Unresolved Staff Comments

Not Applicable.

ITEM 2 - Properties

The Company’s principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438. It also maintains an operations center in Branchville, New Jersey.

The Company operates 47 banking locations in Passaic, Morris, Sussex, Bergen, Essex and Warren Counties, New Jersey. The following chart provides information about the Company’s leased offices:

Location	Lease Expiration Date

Wantage	April 30, 2006

Rockaway	August 15, 2008

Newton*	August 31, 2006

Wharton	July 24, 2010

Ringwood	February 28, 2008

Fairfield	February 28, 2007

Vernon	September 30, 2006

Bristol Glen	December 31, 2006

Hampton	September 30, 2018

Little Falls	November 30, 2010

Pompton Plains	March 31, 2008

Cedar Crest	August 19, 2011

Sussex/Wantage	July 31 2012

Park Ridge	December 31, 2009

Hackensack	September 1, 2008

Morristown	August 31, 2009

Caldwell	April 30, 2024

Andover*	December 31, 2006

Sparta*	March 31, 2007

*	While these branches were consolidated with other branches in November 2005, the Company remains liable under the applicable leases.

For information regarding all of the Company’s rental obligations, see Notes to Consolidated Financial Statements.

All other offices of the Company and Lakeland are owned and are unencumbered.

ITEM 3 - Legal Proceedings

As the Company has disclosed in its periodic reports filed with the SEC, the Company was involved in legal proceedings concerning four separate portfolios of predominantly commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

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

A complaint captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al was filed in the Los Angeles County Superior Court against Lakeland and others. Plaintiffs are certain of the lessees who had entered into leases with CMC. Plaintiffs allege, among other things, that these leases are not true leases but are instead loans which charge usurious interest rates. They further allege that because of various California Financial Code violations by CMC, the lease instruments are either void or must be reformed and all amounts paid by the lessees must be returned to them. The action against Lakeland has been stayed while an appeal by plaintiffs is pending concerning the dismissal of certain of plaintiffs’ claims against defendants.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2005.

ITEM 4A - Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Roger Bosma Age 63	1999	President and Chief Executive Officer of the Company (June, 1999 – Present); President and Chief Executive Officer of Lakeland Bank (January 2002 to Present)

Robert A. Vandenbergh Age 54	1999	Executive Vice President and Chief Lending Officer of the Company (October, 1999 – Present); President, NBSC (November, 1998 – June, 2001)

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Joseph F. Hurley Age 55	1999	Executive Vice President and Chief Financial Officer of the Company (November, 1999 – Present)

Jeffrey J. Buonforte Age 54	1999	Executive Vice President and Chief Retail Officer of the Company (November, 1999 – Present)

Louis E. Luddecke Age 59	1999	Executive Vice President and Chief Operations Officer of the Company (October, 1999 – Present)

Steven Schachtel Age 48	2000	President, Lakeland Bank Equipment Leasing Division (April, 2000 – Present)

James R. Noonan Age 54	2003	Executive Vice President and Chief Credit Officer of the Company (December, 2003 – Present); Senior Vice President and Chief Credit Officer of the Company (March, 2003 – December, 2003); Senior Credit Officer, Fleet National Bank (prior years – March, 2003)

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Common Stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the Nasdaq National Market since February 22, 2000 and in the over the counter market prior to this date. As of December 31, 2005, there were 3,899 shareholders of record of Common Stock. The following table sets forth the range of the high and low daily closing prices of the Common Stock as provided by Nasdaq and dividends declared for the periods presented. Prices and dividends have been adjusted to reflect the Company’s 5% stock dividend paid on August 15, 2005.

Year ended December 31, 2005	High	Low	Dividends Declared
First Quarter	$17.03	$14.56	$0.095
Second Quarter	15.76	13.44	0.095
Third Quarter	16.31	14.75	0.100
Fourth Quarter	16.34	14.29	0.100
Year ended December 31, 2004	High	Low	Dividends Declared
First Quarter	$16.52	$14.90	$0.095
Second Quarter	16.14	14.68	0.095
Third Quarter	16.30	14.82	0.095
Fourth Quarter	17.57	15.24	0.095

Dividends on the Company’s Common Stock are within the discretion of the Board of Directors of the Company and are dependent upon various factors, including the future earnings and financial condition of the Company and Lakeland and bank regulatory policies.

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $134.2 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2005.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1 – Business – Supervision and Regulation – Dividend Restrictions.”

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options under the Company’s Stock Option Plan, as of December 31, 2005. This plan was Lakeland’s only equity compensation plan in existence as of December 31, 2005. No warrants or rights may be granted, or are outstanding, under the Stock Option Plan.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	1,160,237	$13.46	708,585
Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	1,160,237	$13.46	708,585

The following table provides information about purchases made by the Company of its Common Stock during the quarter ended December 31, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum No. of Shares that May Yet Be Purchased Under the Plans or Programs
October 2005	7,000	$15.00	7,000	460,648
November 2005	49,500	$15.78	49,500	411,148
December 2005	24,750	$15.04	24,750	386,398

On June 10, 2005, the Company announced a stock repurchase program for the purchase of up to 787,500 shares of the Company’s Common Stock over the next year. Under the 2005 plan, the Company purchased 401,102 shares of its outstanding Common Stock at an average price of $15.18 per share for an aggregate cost of $6.1 million.

In January 2004, the Company announced a stock repurchase program for the purchase of up to 262,500 shares of the Company’s Common Stock over the next year. On July 15, 2004, the amount of shares purchasable in the stock buyback plan was increased to 525,000 shares to be purchased over the following year. During 2004, the Company purchased 265,650 shares of its outstanding Common Stock at an average price of $16.61 per share for an aggregate cost of $4.4 million. During 2005, the Company completed purchasing the shares purchasable in the 2004 plan by purchasing 270,888 shares of its outstanding Common Stock at an average price of $14.80 per share for an aggregate price of $4.0 million.

Any purchases under the Company’s stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

ITEMS 6 - Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(Not covered by Report of Independent Registered Public Accounting Firm)

Years Ended December 31	2005	2004 (2)	2003 (3)	2002	2001
	(in thousands except per share data)
Interest income	$103,839	$83,319	$66,922	$65,520	$63,323
Interest expense	33,632	21,817	16,224	17,346	22,831

Net interest income	70,207	61,502	50,698	48,174	40,492
Provision for loan and lease losses	1,555	3,602	3,000	10,500	1,600
Noninterest income	15,128	12,761	10,926	9,001	8,347
Gains (losses) on sales of investment securities	(583)	638	1,857	876	(57)
Noninterest expenses	53,392	47,185	38,287	33,587	31,206

Income before income taxes	29,805	24,114	22,194	13,964	15,976
Income tax provision	9,584	7,619	7,087	3,887	4,953

Net income	$20,221	$16,495	$15,107	$10,077	$11,023

Per-Share Data(1)
Weighted average shares outstanding:
Basic	21,439	19,329	16,045	15,788	15,895
Diluted	21,601	19,567	16,268	16,082	16,089
Earnings per share:
Basic	$0.94	$0.85	$0.94	$0.64	$0.70
Diluted	$0.94	$0.84	$0.93	$0.63	$0.69
Cash dividend per common share	$0.39	$0.38	$0.36	$0.32	$0.28
Book value per common share	$9.08	$8.96	$6.63	$5.79	$5.41

At December 31
Investment securities available for sale	$515,903	$582,106	$557,402	$361,760	$273,082
Investment securities held to maturity	154,569	162,922	43,009	46,083	70,259
Loans, net of deferred fees	1,312,767	1,176,005	851,536	719,658	601,959
Goodwill and other identifiable intangible assets	93,395	94,119	27,609	3,020	3,149
Total assets	2,206,033	2,141,021	1,585,290	1,207,105	1,044,338
Total deposits	1,798,160	1,726,804	1,325,682	1,059,092	912,110
Total core deposits	1,350,567	1,360,980	1,038,195	807,747	677,346
Long-term borrowings	101,764	98,991	89,500	31,000	21,004
Total stockholders’ equity	191,781	194,548	110,951	90,767	85,567

Performance ratios
Return on Average Assets	0.94%	0.90%	1.10%	0.89%	1.14%
Return on Average Equity	10.55%	10.79%	15.45%	11.29%	13.37%
Efficiency ratio	59.76%	60.70%	60.32%	57.23%	61.72%
Net Interest Margin (tax equivalent basis)	3.73%	3.82%	4.12%	4.75%	4.69%

Capital ratios
Tier 1 leverage ratio	7.49%	7.71%	7.84%	7.01%	7.86%
Total risk-based capital ratio	12.47%	13.27%	15.96%	12.20%	13.61%

(1)	Restated for 5% stock dividends in 2005, 2003, 2002, and 2001.
(2)	The results of operations include Newton Trust Company from July 1, 2004 forward.
(3)	The results of operations include Community State Bank for the period August 25, 2003 forward.

ITEMS 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the selected consolidated financial data that is presented on the preceding page as well as the accompanying financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. and “Lakeland” refers to the Company’s wholly owned banking subsidiary—Lakeland Bank. The Newton Trust Company (Newton) was merged into Lakeland on November 4, 2005. Newton Financial Corporation (“NFC”), the parent company of Newton, was merged into the Company on July 1, 2004, Community State Bank (CSB) was merged into Lakeland on August 25, 2003, and The National Bank of Sussex County (NBSC) was merged into Lakeland on June 29, 2001.

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

Significant Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company and Lakeland conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland Investment Corp, and Lakeland NJ Investment Corp. All intercompany balances and transactions have been eliminated.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the Company’s deferred tax asset and the analysis of goodwill impairment. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

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

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company tests goodwill for impairment annually at the reporting unit level using various market valuation methodologies. The Company has tested the goodwill as of December 31, 2005 and has determined that it is not impaired.

Financial Overview

The year ended December 31, 2005 represented a year of continued growth and consolidation for the Company. In November 2005, the Company merged Newton into Lakeland and closed three branches—two of Newton and one of Lakeland. In 2005 the Company opened two new branches in towns where Lakeland did not previously have a presence. As discussed in this management’s discussion and analysis:

•	Net income increased $3.7 million or 23% from 2004 to 2005.

•	Total loans increased by $139.6 million or 12%.

•	Non-performing assets decreased $9.8 million from December 31, 2004 to December 31, 2005 which reflected the settlement between Lakeland and the remaining surety company which issued surety bonds to guarantee the income stream of several commercial lease pools. For more information see Note 15 – Commitments and Contingencies—Litigation.

•	Lakeland expensed $225,000 related to the merger of Newton into Lakeland.

•	Lakeland terminated its post retirement benefit plan and thereby reduced its benefit expense by $750,000.

•	Lakeland sold $80.4 million in securities in 2005 for a loss of $583,000 to position its portfolio to take advantage of higher yielding bonds.

Net income for 2005 was $20.2 million or $0.94 per diluted share compared to net income of $16.5 million and $0.84 per diluted share in 2004. For 2005, Return on Average Assets was 0.94% and Return on Average Equity was 10.55%. For 2004, Return on Average Assets was 0.90% and Return on Average Equity was 10.79%.

In 2003, net income was $15.1 million or $0.93 per diluted share with a Return on Average Assets of 1.10% and a Return on Average Equity of 15.45%. The decline in earnings per share from 2003 to 2004 resulted from the increased average shares outstanding from the NFC acquisition.

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

Net interest income for 2005 on a tax equivalent basis was $72.2 million, representing an increase of $8.9 million or 14% from the $63.2 million earned in 2004. Net interest income for 2003 on a tax equivalent basis was $52.3 million. The increase in net interest income from 2004 to 2005 resulted from an increase in average interest-earning assets of $279.3 million partially offset by a $257.7 million increase in interest-bearing liabilities and a 47 basis point increase in the cost of funds. The increase in net interest income in 2004 from 2003 resulted from an increase in earning assets of $389.5 million partially offset by a 30 basis point decline in the net interest margin. Factors contributing to the decline in the net interest margin will be discussed in further detail below.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)	Increase (Decrease) Due to Change in:		Total Increase (Decrease)

	Volume	Rate		Volume	Rate
Interest Income
Loans	$13,722	$3,714	$17,436	$14,096	$(3,281)	$10,815
Taxable investment securities	1,700	491	2,191	5,382	(157)	5,225
Tax-exempt investment securities	801	(162)	639	664	(195)	469
Federal funds sold	(14)	492	478	(3)	55	52

Total interest income	16,209	4,535	20,744	20,139	(3,578)	16,561

Interest Expense
Savings deposits	85	236	321	290	(337)	(47)
Interest-bearing transaction accounts	1,183	3,649	4,832	2,067	77	2,144
Time deposits	2,241	1,911	4,152	611	(447)	164
Borrowings	2,645	(135)	2,510	2,961	371	3,332

Total interest expense	6,154	5,661	11,815	5,929	(336)	5,593

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$10,055	$(1,126)	$8,929	$14,210	$(3,242)	$10,968

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,222,084	$76,388	6.25%	$999,865	$58,952	5.90%	$763,607	$48,137	6.30%
Taxable investment securities	593,789	23,027	3.88%	549,728	20,836	3.79%	407,684	15,611	3.83%
Tax-exempt securities	99,110	5,631	5.68%	84,889	4,992	5.88%	73,361	4,523	6.17%
Federal funds sold (B)	21,798	764	3.50%	23,034	286	1.24%	23,321	234	1.00%

Total interest-earning assets	1,936,781	105,810	5.46%	1,657,516	85,066	5.13%	1,267,973	68,505	5.40%
Noninterest earning assets:
Allowance for loan and lease losses	(15,513)			(18,150)			(18,284)
Other assets	232,455			191,100			122,459

TOTAL ASSETS	$2,153,723			$1,830,466			$1,372,148

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$343,219	$2,084	0.61%	$327,965	$1,763	0.54%	$279,084	$1,810	0.65%
Interest-bearing transaction accounts	695,415	11,707	1.68%	602,575	6,875	1.14%	421,307	4,731	1.12%
Time deposits	411,704	11,041	2.68%	319,808	6,889	2.15%	266,512	6,725	2.52%
Borrowings	191,807	8,800	4.59%	134,082	6,290	4.69%	70,228	2,958	4.21%

Total interest-bearing liabilities	1,642,145	33,632	2.05%	1,384,430	21,817	1.58%	1,037,131	16,224	1.56%

Noninterest-bearing liabilities:
Demand deposits	308,025			284,638			231,116
Other liabilities	11,945			8,503			6,140
Stockholders’ equity	191,608			152,895			97,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,153,723			$1,830,466			$1,372,148

Net interest income/spread		72,178	3.42%		63,249	3.56%		52,281	3.84%
Tax equivalent basis adjustment		1,971			1,747			1,583

NET INTEREST INCOME		$70,207			$61,502			$50,698

Net interest margin (C)			3.73%			3.82%			4.12%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Total interest income on a tax equivalent basis increased from $85.1 million in 2004 to $105.8 million in 2005, an increase of $20.7 million. The increase in interest income in 2005 was primarily due to a $279.3 million increase in interest-earning assets due to growth in the loan and investment portfolios resulting from a full year’s impact of the Newton merger as well as from growth generated internally. The increase in interest income was also due to a 33 basis point increase in the average yield on earning assets due to the increasing rate environment and to a shift in the Company’s mix in earning assets from lower yielding investment securities and federal funds sold to higher yielding loans. Loans as a percent of average interest-earning assets increased from 60% in 2004 to 63% in 2005.

The increase in interest income from $68.5 million in 2003 to $85.1 million in 2004 resulted from a $389.5 million increase in average interest-earning assets offset by a 27 basis point decrease in the yield on average interest-earning assets reflecting loan and investment prepayments being reinvested at lower rates.

Total interest expense increased from $21.8 million in 2004 to $33.6 million in 2005 as a result of an increase in the volume of interest-bearing liabilities of $257.7 million. Interest expense also increased due to an increase in the Company’s cost of funds from 1.58% in 2004 to 2.05% in 2005. A change in the mix of the deposits also had the effect of increasing the Company’s cost of funds. Average savings and interest-bearing transaction accounts decreased from 67% of total interest-bearing liabilities in 2004 to 63% in 2005. Higher yielding time deposits increased from 23% of interest-bearing liabilities in 2004 to 25% of total deposits in 2005. Average borrowings which have an average rate paid of 4.59% in 2005 increased from 10% of interest-bearing liabilities in 2004 to 12% in 2005. Interest expense increased from $16.2 million in 2003 to $21.8 million in 2004 due to the increase in the volume of interest-bearing liabilities of $347.3 million The cost of funds remained relatively stable at 1.58% resulting from an increase in average savings and interest bearing transaction accounts as a percent of total deposits and a decline in higher yielding time deposits as a percent of total deposits. The cost of funds in 2004 was impacted by the Company’s trust preferred offerings of $30 million completed in June of 2003 and $25 million completed in December of 2003. The trust preferred securities have a weighted average rate of 6.78%. For more information see Note 7 – Debt – Subordinated Debentures.

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.73%, 3.82% and 4.12% for 2005, 2004 and 2003, respectively. The decrease in the net interest margin from 2004 to 2005 resulted from deposits repricing faster than interest earning assets and from a shift in interest-bearing liabilities from core deposits to time deposits and borrowings. The 33 basis point increase in the average yield on interest-earning assets and the 47 basis point increase in the average rate paid on interest-bearing liabilities resulted in a lower net interest spread and a lower net interest margin. The decrease in the net interest margin from 2003 to 2004 resulted from a decline in the average yield earned on interest-earning assets due to investment and loan prepayments being reinvested in lower yielding assets.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan review. The provision for loan and lease losses at $1.6 million in 2005 decreased from $3.6 million in 2004 due to management’s evaluation of the loan portfolio. For more information, see Financial Condition—Risk Elements below. Net charge-offs decreased from $6.2 million in 2004 to $5.0 million in 2005. Charge-offs in 2005 and 2004 included charge-offs of $3.0 million and $3.4 million, respectively, in two of the commercial lease pools due to the settlement with two of the surety companies which issued surety bonds to guarantee the income stream of several commercial lease pools. Net charge-offs as a percent of average loans outstanding decreased from 0.62% in 2004 to 0.41% in 2005. Without the impact of the commercial lease pool charge-offs, net charge-offs as a percentage of average loans outstanding would have been 0.16% and 0.41% for 2005 and 2004, respectively.

The 2004 provision for loan and lease losses at $3.6 million increased from $3.0 million in 2003 due to management’s evaluation of the loan portfolio including its evaluation of the risk in the commercial lease pools discussed above. Net charge-offs were $4.9 million in 2003 including a $2.1 million charge-off in one of the commercial lease pools due to a settlement with one of the surety companies which issued surety bonds to guarantee the income stream of several commercial lease pools. The ratio of net charge-offs to average loans outstanding was 0.64%. Without the impact of the commercial lease pool charge-off in 2003, the ratio of net-charge-offs to average loans outstanding would have been 0.37%.

Noninterest Income

Noninterest income increased $1.1 million or 9% to $14.5 million in 2005 from $13.4 million in 2004 and represented 17.2% of total revenue for 2005. (Total revenue is defined as net interest income plus noninterest income.) A primary source of this increase in revenue was an increase in service charges on demand deposit accounts from $7.8 million in 2004 to $9.6 million in 2005, a $1.8 million or 23% increase. This increase resulted from fee income generated by Lakeland’s overdraft protection program implemented in second quarter of 2005 and a full year of income from the Newton branches. Gains (losses) on sales of securities decreased from a gain of $638,000 in 2004 to a loss of $583,000 in 2005 as a result of a decline in the market value of securities due to the interest rate environment and from a sale of securities so that Lakeland could position its portfolio to take advantage of higher yielding bonds. Income from bank owned life insurance (BOLI) increased as a result of a full year of income earned on $5.5 million in BOLI policies acquired in the Newton acquisition. Other income increased from $803,000 in 2004 to $1.2 million in 2005 as a result of leasing income.

Noninterest income increased $616,000 or 5% from $12.8 million in 2003 to $13.4 million in 2004 and represented 17.9% of total revenue for 2004. Noninterest income increased from 2003 to 2004 primarily as a result of increases in service charges on demand deposit accounts generated by the Newton branches purchased on July 1, 2004, and increased ATM income. Gains on sales of securities decreased from $1.9 million in 2003 to $638,000 in 2004 because Lakeland sold less securities in 2004 than 2003. Commissions and fees increased from $2.5 million in 2003 to $3.0 million in 2004, an increase of $466,000 or 18% due to increased loan volumes, increased prepayment fees on commercial loans and increased investment services brokerage income. Income from bank owned life insurance (BOLI) increased as a result of income earned on $7.0 million in BOLI policies purchased in the second quarter of 2003 and income earned from BOLI policies acquired in the Newton and CSB acquisitions. Other income increased from $389,000 in 2003 to $803,000 in 2004 as a result of gains on sales of leases and income received on the Company’s investment in the common stock of the trusts that are described in further detail in Note 1 under “Variable Interest Entities.”

Noninterest Expense

Noninterest expense increased from $47.2 million in 2004 to $53.4 million in 2005, a $6.2 million or 13% increase. Salaries and benefits, the largest component of noninterest expense, increased by $3.4 million or 13%. A full year of the salaries paid to Newton’s 119 employees contributed to this increase as well as normal salary and benefit increases. Occupancy expense increased from $4.4 million in 2004 to $5.4 million in 2005 as a result of expenses related to the ten branches and one administration center acquired in the Newton acquisition. Occupancy expense also included $161,000 in expenses relating to the closing of three branch offices. Furniture and equipment expenses increased $373,000 or 9% due to costs related to upgrading the Company’s computer system as well as additional costs incurred from the acquisition of the Newton branches. Stationery, supplies and postage increased $254,000 or 16% from 2004 to 2005 as a result of expenses related to the Newton merger as well as expenses related to internal growth. Marketing expense increased from $1.5 million in 2004 to $1.6 million in 2005 primarily as a result of expenses related to the merger of Newton into Lakeland and related to the opening of two new branches. Core deposit intangible expense increased from $810,000 in 2004 to $1.2 million in 2005 resulting from a full year’s amortization of core deposit intangible acquired in the Newton acquisition. Other expenses increased from $8.1 million in 2004 to $9.6 million in 2005, a $1.4 million or 18% increase. Other expenses included a $408,000 increase in director fees which included a full year of fees related to Newton, costs related to the merger of Newton to Lakeland, and costs related to the increased size of the Company’s Board of Directors in connection with the merger of NFC. Other expenses also included a $200,000 increase in telecommunications expense, and a $139,000 increase in expenses related to personnel recruitment. The remainder of the increase in other expenses resulted from a full year of expenses related to Newton and expense related to our increased customer base.

Noninterest expense in 2004 increased $8.9 million or 23% over 2003. This increase included a $4.5 million or 22% increase in salary expense due to the 119 employees added from the Newton acquisition, a full year of salary paid to the 34 employees added from the CSB acquisition and normal increases. Occupancy expense increased from $3.7 million in 2003 to $4.4 million in 2004 as a result of expenses related to four branches acquired in the CSB acquisition and the ten branches and one administration center acquired in the Newton acquisition. Furniture and equipment expenses increased $714,000 or 21% due to costs related to upgrading the Company’s computer system as well as additional costs incurred from the acquisition of the Newton branches. Stationery, supplies and postage increased $185,000 or 14% from 2003 to 2004 as a result of expenses related to the Newton merger as well as expenses related to internal growth. Marketing expense increased from $1.1 million in 2003 to $1.5 million in 2004 primarily as a result of expenses incurred in Bergen County, the market area the Company entered as a result of the CSB acquisition. The Newton acquisition also contributed to the increased marketing expense. Core deposit intangible expense increased $588,000 from $222,000 in 2003 to $810,000 in 2004 resulting from the Newton and CSB mergers. Other expenses increased from $6.3 million in 2003 to $8.1 million in 2004, a $1.8 million or 29% increase. Other expenses included $885,000 resulting from the addition of the Newton offices beginning July 1, 2004, and a $311,000 increase in audit fees resulting from costs incurred to comply with the Sarbanes-Oxley Act. Also included in other expenses was a $200,000 writedown of other real estate owned property in fourth quarter 2004. The remainder of the increase in other expenses resulted from expense related to our increased customer base.

The efficiency ratio expresses the relationship between non-interest expense (excluding other real estate expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities). In 2005, the Company’s efficiency ratio on a tax equivalent basis decreased to 59.8% from 60.7% in 2004. The efficiency ratio was 60.3% in 2003.

Income Taxes

The Company’s effective income tax rate was 32.2%, 31.6% and 31.9%, in the years ended December 31, 2005, 2004 and 2003, respectively.

Financial Condition

Total assets increased from $2.141 billion on December 31, 2004 to $2.206 billion on December 31, 2005, an increase of $65.0 million, or 3%. Total assets at year-end 2004 increased $555.7 million or 35% from year-end 2003, including $316.4 million from the Newton acquisition.

Loans

Lakeland primarily serves Northern New Jersey and the surrounding areas. All of its borrowers are U.S. residents or entities.

Total loans increased from $1.18 billion on December 31, 2004 to $1.32 billion on December 31, 2005, an increase of $139.6 million or 12%. The increase in loans occurred in all major loan categories. Commercial loans increased from $602.1 million to $691.1 million, an increase of $89.0 million or 15%. Commercial loans included $23.7 million in growth in leases from the Company’s leasing division. The home equity and consumer installment portfolio increased from $289.9 million in 2004 to $302.2 million in 2005, an increase of $12.3 million or 4%. The residential real estate mortgage portfolio also increased $32.7 million or 15%. Real estate construction loans, which include both residential and commercial construction loans, increased from $62.7 million in 2004 to $68.3 million in 2005, an increase of $5.6 million or 9%. In 2004, total loans increased from $852.4 million to $1.18 billion including $201.5 million from the Newton acquisition. The majority of the growth was in the commercial loan portfolio which increased $202.6 million or 51% including $138.4 million from the Newton acquisition.

The following table sets forth the classification of the Company’s loans by major category as of December 31 for each of the last five years:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Commercial	$691,054	$602,062	$399,468	$303,381	$251,821
Real estate—mortgage	256,621	223,936	178,404	161,469	156,251
Real estate—construction	68,325	62,687	20,476	19,567	15,598
Home equity and consumer installment	302,236	289,920	254,039	234,259	176,404

	$1,318,236	$1,178,605	$852,387	$718,676	$600,074

The following table shows the percentage distributions of loans by category as of December 31 for each of the last five years.

	December 31,
	2005	2004	2003	2002	2001
Commercial	52.4%	51.1%	46.9%	42.2%	42.0%
Real estate—mortgage	19.5%	19.0%	20.9%	22.5%	26.0%
Real estate—construction	5.2%	5.3%	2.4%	2.7%	2.6%
Home equity and consumer installment	22.9%	24.6%	29.8%	32.6%	29.4%

	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2005, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth certain categories of loans as of December 31, 2005, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Types of Loans:
Commercial	$94,478	$181,144	$415,432	$691,054
Real Estate—construction	35,097	11,302	21,926	68,325

Total	$129,575	$192,446	$437,358	$759,379

Amount of such loans with:
Predetermined rates	$37,759	$152,368	$120,006	$310,133
Floating or adjustable rates	91,816	40,078	317,352	449,246

Total	$129,575	$192,446	$437,358	$759,379

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

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Non-performing assets:
Non-accrual loans	3,907	13,017	16,653	19,985	1,985
Other real estate owned	—	650	—	—	513

TOTAL NON-PERFORMING ASSETS	$3,907	$13,667	$16,653	$19,985	$2,498

Non-performing assets as a percent of total assets	0.18%	0.64%	1.05%	1.66%	0.24%

Past due loans*	$5,127	$2,347	$1,248	$1,342	$1,370

*	Represents loans as to which payments of interest or principal are contractually past due ninety days or more, but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans only if collection of the debt is proceeding in due course and collection efforts are reasonably expected to result in repayment of the debt or in its restoration to a current status.

Non-accrual loans decreased from $13.0 million at December 31, 2004 to $3.9 million on December 31, 2005 primarily as a result of a settlement with the one remaining surety company which had guaranteed the income stream of $6.4 million of the commercial lease pools. Lakeland received $3.3 million in the settlement. The remaining $3.0 million of the loan was charged-off. Excluding the impact of the settlement of the lease pools, non-accrual loans decreased $2.7 million from 2004 to 2005. In 2004, non-accruals decreased $3.7 million from the prior year resulting primarily from the settlement with one of the surety companies that guaranteed the income stream of $4.0 million of commercial lease pools. The settlement included a $1.9 million principal payment and a charge-off of the remaining $2.1 million. Included in 2004 non-accrual loans are $2.7 million in non-accrual loans from Newton. Other real estate owned increased to $650,000 in 2004, resulting from the Newton acquisition. All non-accrual loans are in various stages of litigation, foreclosure, or workout.

For 2005, the gross interest income that would have been recorded, had the loans classified at year-end as non-accrual been performing in conformance with their original loan terms, is approximately $661,000. The amount of interest income actually recorded on those loans for 2005 was $323,000. The resultant income loss of $338,000 for 2005 compares to losses of $1.3 million and $1.6 million for 2004 and 2003, respectively.

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

As of December 31, 2005, based on the above criteria, the Company had impaired loans totaling $3.7 million (including $3.4 million in non-accrual loans). The impairment of these loans is based on the fair value of the underlying collateral for these loans. Based upon such evaluation, $953,000 has been allocated to the allowance for loan and lease losses for impairment. At December 31, 2005, the Company also had $11.4 million in loans that were rated substandard that were not classified as non-performing or impaired.

There were no loans at December 31, 2005, other than those designated non-performing, impaired, or substandard where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2005, the historical relationships among the amount of loans outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans charged off and the amount of loan recoveries:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance of the allowance at the beginning of the year	$16,638	$16,899	$17,940	$8,220	$8,890

Loans charged off:
Commercial	4,350	4,964	4,100	501	2,248
Home equity and consumer	1,923	1,718	1,817	926	398
Real estate—mortgage	—	—	—	—	4

Total loans charged off	6,273	6,682	5,917	1,427	2,650

Recoveries:
Commercial	753	145	653	446	245
Home equity and consumer	499	363	350	195	124
Real estate—mortgage	1	10	1	6	11

Total Recoveries	1,253	518	1,004	647	380

Net charge-offs:	5,020	6,164	4,913	780	2,270
Addition related to acquisitions	—	2,301	872	—	—
Provision for loan and lease losses charged to operations	1,555	3,602	3,000	10,500	1,600

Ending balance	$13,173	$16,638	$16,899	$17,940	$8,220

Ratio of net charge-offs to average loans outstanding	0.41%	0.62%	0.64%	0.12%	0.41%
Ratio of allowance at end of year as a percentage of year-end total loans	1.00%	1.41%	1.98%	2.49%	1.37%

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

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified classified loans that have been designated as requiring attention by the Company’s external loan review consultant.

•	The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 – 4 family residential mortgages, and consumer loans.

•	The establishment of reserve amounts for the non-classified loans in each portfolio based upon the historical average loss experience for these portfolios and management’s evaluation of key factors.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2005. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans in each category as well as historical trends.

	At December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Commercial	$9,821	$13,598	$14,036	$16,086	$6,308
Home equity and consumer	2,592	2,411	2,117	1,109	1,173
Real estate—construction	350	146	54	54	54
Real estate—mortgage	410	483	692	691	685

	$13,173	$16,638	$16,899	$17,940	$8,220

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

	December 31,
	2005	2004	2003
	(in thousands)
U.S. Treasury and U.S. government agencies	$195,914	$194,378	$169,826
Obligations of states and political subdivisions	109,862	101,023	82,139
Mortgage-backed securities	335,081	403,150	332,904
Equity securities	19,067	18,352	10,874
Other debt securities	10,548	28,125	4,668

	$670,472	$745,028	$600,411

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2005:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$10,546	$117,044	$25,980	$3,812	$157,382
Yield	3.86%	3.85%	3.97%	4.72%	3.89%
Obligations of states and political subdivisions
Amount	3,860	17,671	22,718	1,470	45,719
Yield	5.58%	5.75%	5.54%	5.67%	5.63%
Mortgage-backed securities
Amount	102	18,022	45,514	222,166	285,804
Yield	4.48%	3.71%	3.88%	4.16%	4.09%
Other debt securities
Amount	—	1,162	—	6,769	7,931
Yield	—%	3.87%	—%	6.68%	6.27%
Other equity securities
Amount	19,067	—	—	—	19,067
Yield	—%	—%	—%	—%	—%

Total securities
Amount	$33,575	$153,899	$94,212	$234,217	$515,903
Yield	1.87%	4.05%	4.30%	4.25%	4.05%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2005:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$308	$28,445	$9,779	$—	$38,532
Yield	1.85%	3.87%	4.68%	—%	4.06%
Obligations of states and political subdivisions
Amount	18,020	7,924	25,887	12,312	64,143
Yield	4.60%	5.28%	4.92%	5.47%	4.98%
Mortgage-backed securities
Amount	183	4,888	4,547	39,659	49,277
Yield	4.53%	4.03%	3.79%	4.24%	4.18%
Other debt securities
Amount	1,002	—	509	1,106	2,617
Yield	4.64%	—%	5.00%	5.45%	5.05%

Total securities
Amount	$19,513	$41,257	$40,722	$53,077	$154,569
Yield	4.56%	4.16%	4.74%	4.55%	4.50%

Deposits

Total deposits increased from $1.727 billion on December 31, 2004 to $1.798 billion on December 31, 2005, an increase of $71.4 million, or 4%. The major factor driving deposit growth in 2005 was a growth in time deposits which increased from $365.8 million at December 31, 2004 to $447.6 million at December 31, 2005, an increase of $81.8 million or 22% as customers moved their funds from transaction and savings accounts to higher yielding time deposits. The growth in time deposits included $58.3 million in certificates of deposits over $100,000 which included municipal deposits. Total noninterest bearing demand accounts decreased from $319.4 million to $312.5 million, a $6.8 million or 2% decrease. Total core deposits, which are defined as noninterest bearing deposits and savings and interest-bearing transaction accounts, decreased from $1.361 billion on December 31, 2004 to $1.351 billion on December 31, 2005, a decrease of $10.4 million or 1%. Total deposits in 2004 increased $401.1 million or 30% from December 31, 2003, including $266.9 million from the Newton acquisition.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$308,025	—%	$284,638	—%	$231,116	—%
Interest-bearing transaction accounts	695,415	1.68%	602,575	1.14%	421,307	1.12%
Savings	343,219	0.61%	327,965	0.54%	279,084	0.65%
Time deposits	411,704	2.68%	319,808	2.15%	266,512	2.52%

Total	$1,758,363	1.41%	$1,534,986	1.01%	$1,198,019	1.11%

As of December 31, 2005, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$69,530
Over 3 through 6 months	34,571
Over 6 through 12 months	24,616
Over 12 months	25,583

Total	$154,300

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from four sources:

•	Net income.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2005, the Company generated $71.4 million in deposit growth.

•	Sales of securities and overnight funds. At year-end 2005, the Company had $515.9 million in securities designated “available for sale.”

•	Overnight credit lines. Lakeland is a member of the Federal Home Loan Bank of New York (FHLB). One membership benefit is that members can borrow overnight funds. Lakeland has overnight credit lines of $100 million available for it to borrow from the FHLB. Lakeland also has overnight federal funds lines available for it to borrow up to $85 million.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2005:

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$6,623	$1,084	$1,528	$1,057	$2,954
Benefit plan commitments	2,565	35	220	370	1,940
Remaining contractual maturities of time deposits	447,593	349,719	93,045	3,426	1,403
Subordinated debentures	56,703	—	—	—	56,703
Loan commitments	351,418	306,916	20,956	2,978	20,568
Long-term borrowed funds	45,061	3,355	11,706	10,000	20,000
Standby letters of credit	11,842	11,458	384	—	—

Total	$921,805	$672,567	$127,839	$17,831	$103,568

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

The following table sets forth the estimated maturity/repricing structure of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2005. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain at the Company regardless of market interest rates. Therefore, 13% of the core interest-bearing deposits, 20% of core savings deposits and 35% of money market deposit accounts are shown as maturing or repricing within three months. The remainder is divided between the “after 1 but within 5 years” column and the “after 5 years” column. Interest-bearing transaction accounts held by states and municipalities are seen to be more sensitive than personal interest-bearing transaction accounts. Therefore, 50% of public interest-bearing transaction accounts are shown as repricing within three months. The table does not assume any prepayment of fixed-rate loans.

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

	Maturing or Repricing
December 31, 2005	Within three months	After 3 months but within 1 year	After 1 but within 5 years	After 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$291,081	$111,015	$566,247	$344,424	$1,312,767
Investment securities	48,774	95,679	375,577	150,442	670,472
Interest-bearing cash accounts	10,176	—	—	—	10,176

Total interest-earning assets	350,031	206,694	941,824	494,866	1,993,415

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	188,682	—	321,487	192,156	702,325
Savings accounts	65,563	—	120,067	150,083	335,713
Time deposits	136,898	213,022	96,270	1,403	447,593

Total interest-bearing deposits	391,143	213,022	537,824	343,642	1,485,631

Borrowings:
Fed funds purchased and securities sold under agreements to repurchase	78,199	25,000	—	—	103,199
Long-term debt	2,906	451	41,704	0	45,061
Subordinated debentures	—	—	30,929	25,774	56,703

Total borrowings	81,105	25,451	72,633	25,774	204,963

Total interest-bearing liabilities	472,248	238,473	610,457	369,416	1,690,594

Interest rate sensitivity gap	$(122,217)	$(31,779)	$331,367	$125,450	$302,821

Cumulative rate sensitivity gap	$(122,217)	$(153,996)	$177,371	$302,821

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

The starting point (or “base case”) for the following table is an estimate of the Company’s net portfolio value at December 31, 2005 using current discount rates, and an estimate of net interest income for 2006 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2005 levels. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points. Rate shocks assume that current interest rates change immediately. The information provided for net interest income for 2006 assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the twelve month period. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

	Net Portfolio Value at December 31, 2005		Net interest income for 2006
Rate Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
	(dollars in thousands)
+200 basis points	$292,451	(11.7)%	$67,380	(3.3)%
Base Case	331,370	—%	69,680	—%
-200 basis points	340,049	2.6%	72,035	3.4%

Capital Resources

Stockholders’ equity decreased $2.8 million to $191.8 million at December 31, 2005, from $194.5 million at December 31, 2004, reflecting net income during the year of $20.2 million, cash dividends to stockholders of $8.3 million, an unrealized securities loss, net of deferred income taxes, of $5.2 million, purchases of treasury stock of $10.1 million and a net change from the exercise of stock options of $608,000.

Book value per share (total stockholders’ equity divided by the number of shares outstanding) increased from $8.96 on December 31, 2004 to $9.08 on December 31, 2005 as a result of increased income and a decrease in shares outstanding resulting from the buyback of shares under the stock repurchase program. Book value per share was $6.63 on December 31, 2003.

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

The following table reflects capital ratios of the Company and its subsidiaries as of December 31, 2005 and 2004:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
Capital Ratios:	2005	2004	2005	2004	2005	2004
The Company	7.49%	7.71%	11.51%	12.02%	12.47%	13.27%
Lakeland Bank	6.86%	6.11%	10.57%	9.78%	11.53%	11.03%
Newton Trust Company	N/A	10.36%	N/A	14.52%	N/A	15.38%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Recent Accounting Pronouncements

In November 2005, FASB Staff Position 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1) was issued. FSP 115-1 replaced the guidance in paragraphs 10–18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 codified the guidance set forth in EITF Topic D-44 and clarified that an investor should recognize an impairment loss no later than when the impairment is considered other-than-temporary, even if a decision to sell has not been made. FSP 115-1 also includes language from EITF Issue 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment.

The Company has evaluated its investments under EITF 03-1 and FSP 115-1. Because it has concluded that none of its securities have impairments that are other-than-temporary, the impact of these pronouncements have not had a material impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for public companies as of the beginning of the first fiscal year that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts for the years ended December 31, 2005, 2004 and 2003 is disclosed in Note 1-Summary of Accounting Policies – Stock-Based Compensation.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107, “Share Based Payments” (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Since all of the Company’s stock options outstanding at December 31, 2005 are vested, management does not believe that the implementation of SAB 107 and SFAS No. 123(R) will have an immediate impact on its earnings. The Company will implement SAB 107 and SFAS No. 123(R) using a modified method of prospective application. The Company is evaluating the impact that the implementation of SAB 107 and SFAS No. 123 (R) will have on future option, restricted stock, or other potential grants.

Effects of Inflation

The impact of inflation, as it affects banks, differs substantially from the impact on non-financial institutions. Banks have assets which are primarily monetary in nature and which tend to move with inflation. This is especially true for banks with a high percentage of rate sensitive interest-earning assets and interest-bearing liabilities. A bank can further reduce the impact of inflation with proper management of its rate sensitivity gap. This gap represents the difference between interest rate sensitive assets and interest rate sensitive liabilities. Lakeland attempts to structure its assets and liabilities and manages its gap to protect against substantial changes in interest rate scenarios, in order to minimize the potential effects of inflation.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

ITEM 8 - Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(dollars in thousands)
ASSETS
Cash	$42,639	$47,981
Interest-bearing deposits due from banks	10,176	7,365

Total cash and cash equivalents	52,815	55,346

Investment securities available for sale	515,903	582,106
Investment securities held to maturity; fair value of $151,637 in 2005 and $162,926 in 2004	154,569	162,922
Loans, net of deferred fees	1,312,767	1,176,005
Less: allowance for loan and lease losses	13,173	16,638

Net loans	1,299,594	1,159,367
Premises and equipment - net	32,428	31,749
Accrued interest receivable	8,851	8,002
Goodwill and other identifiable intangible assets	93,395	94,119
Bank owned life insurance	35,479	34,240
Other assets	12,999	13,170

TOTAL ASSETS	$2,206,033	$2,141,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$312,529	$319,359
Savings and interest-bearing transaction accounts	1,038,038	1,041,621
Time deposits under $100 thousand	293,293	269,820
Time deposits $100 thousand and over	154,300	96,004

Total deposits	1,798,160	1,726,804
Federal funds purchased and securities sold under agreements to repurchase	103,199	110,830
Long-term debt	45,061	42,288
Subordinated debentures	56,703	56,703
Other liabilities	11,129	9,848

TOTAL LIABILITIES	2,014,252	1,946,473

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 22,442,337 at December 31, 2005 and 22,443,298 at December 31, 2004; outstanding shares, 21,121,923 at December 31, 2005 and 21,714,968 at December 31, 2004	226,322	208,933
Accumulated Deficit	(9,514)	(3,847)
Treasury stock, at cost, 1,320,414 shares in 2005 and 728,330 in 2004	(20,176)	(10,878)
Accumulated other comprehensive income (loss)	(4,851)	340

TOTAL STOCKHOLDERS’ EQUITY	191,781	194,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,206,033	$2,141,021

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$76,388	$58,952	$48,137
Federal funds sold and interest-bearing deposits with banks	764	286	234
Taxable investment securities	23,027	20,835	15,611
Tax-exempt investment securities	3,660	3,246	2,940

TOTAL INTEREST INCOME	103,839	83,319	66,922

INTEREST EXPENSE
Deposits	24,832	15,527	13,266
Federal funds purchased and securities sold under agreements to repurchase	3,026	589	223
Long-term debt	5,774	5,701	2,735

TOTAL INTEREST EXPENSE	33,632	21,817	16,224

NET INTEREST INCOME	70,207	61,502	50,698
Provision for loan and lease losses	1,555	3,602	3,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	68,652	57,900	47,698

NONINTEREST INCOME
Service charges on deposit accounts	9,633	7,823	7,089
Commissions and fees	3,074	3,001	2,535
Gains (losses) on the sales of investment securities	(583)	638	1,857
Income on bank owned life insurance	1,210	1,134	913
Other income	1,211	803	389

TOTAL NONINTEREST INCOME	14,545	13,399	12,783

NONINTEREST EXPENSE
Salaries and employee benefits	28,511	25,128	20,676
Net occupancy expense	5,416	4,365	3,665
Furniture and equipment	4,453	4,080	3,366
Stationery, supplies and postage	1,806	1,552	1,367
Legal fees	811	1,655	1,605
Marketing expense	1,625	1,473	1,081
Core deposit intangible amortization	1,212	810	222
Other expenses	9,558	8,122	6,305

TOTAL NONINTEREST EXPENSE	53,392	47,185	38,287

Income before provision for income taxes	29,805	24,114	22,194
Provision for income taxes	9,584	7,619	7,087

NET INCOME	$20,221	$16,495	$15,107

EARNINGS PER SHARE
Basic	$0.94	$0.85	$0.94

Diluted	$0.94	$0.84	$0.93

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
NET INCOME	$20,221	$16,495	$15,107

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	(5,587)	678	(3,059)
Less: reclassification for gains (losses) included in net income	(396)	436	1,263

Other Comprehensive Income (Loss)	(5,191)	242	(4,322)

TOTAL COMPREHENSIVE INCOME	$15,030	$16,737	$10,785

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

	Common stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2002	14,671,097	$101,664	$(9,436)	$(5,881)	$4,420	$90,767
Net Income 2003	—	—	15,107	—	—	15,107
Other comprehensive loss, net of tax	—	—	—	—	(4,322)	(4,322)
Exercise of stock options	—	(210)	—	680	—	470
Shares issued for the purchase of CSB Financial Corp.	1,028,492	16,742	—	—	—	16,742
Stock dividend	783,962	12,920	(12,920)	—	—	—
Cash dividends	—	—	(5,731)	—	—	(5,731)
Purchase of treasury stock	—	—	—	(2,082)	—	(2,082)

BALANCE DECEMBER 31, 2003	16,483,551	131,116	(12,980)	(7,283)	98	110,951
Net Income 2004	—	—	16,495	—	—	16,495
Other comprehensive income, net of tax	—	—	—	—	242	242
Exercise of stock options	—	264	—	818	—	1,082
Shares issued for the purchase of Newton Financial Corp.	4,891,019	77,553	—	—	—	77,553
Cash dividends	—	—	(7,362)	—	—	(7,362)
Purchase of treasury stock	—	—	—	(4,413)	—	(4,413)

BALANCE DECEMBER 31, 2004	21,374,570	208,933	(3,847)	(10,878)	340	194,548
Net Income 2005			20,221			20,221
Other comprehensive loss net of tax					(5,191)	(5,191)
Exercise of stock options		(192)		800		608
Stock dividend	1,067,767	17,581	(17,581)			—
Cash dividends			(8,307)		—	(8,307)
Purchase of treasury stock				(10,098)		(10,098)

BALANCE DECEMBER 31, 2005	22,442,337	$226,322	$(9,514)	$(20,176)	$(4,851)	$191,781

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,221	$16,495	$15,107
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,593	3,978	5,821
Depreciation and amortization	3,532	3,189	2,621
Amortization of intangible assets	1,212	810	222
Provision for loan and lease losses	1,555	3,602	3,000
Provision for losses on other real estate	—	200	—
(Gains) losses on sales of securities	583	(637)	(1,857)
Deferred income tax	1,524	1,330	803
(Increase) decrease in other assets	(1,851)	39	(2,482)
Increase in other liabilities	1,428	661	1,427

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,797	29,667	24,662

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents in excess of cash paid for business acquired	—	1,067	1,720
Proceeds from repayments on and maturity of securities:
Available for sale	122,326	153,537	180,459
Held to maturity	32,326	43,244	19,327
Proceeds from sales of securities:
Available for sale	80,380	32,708	80,727
Held to maturity	715	—	701
Purchase of securities:
Available for sale	(146,359)	(171,400)	(439,789)
Held to maturity	(25,058)	(122,965)	(17,098)
Purchase of Asset Based Lending portfolio	—	(25,524)	—
Net increase in loans	(144,652)	(104,430)	(51,374)
Purchase of bank owned life insurance	—	—	(7,000)
Proceeds from dispositions of premises and equipment	135	44	265
Capital expenditures	(4,345)	(3,682)	(2,023)
Net decrease in other real estate owned	650	—	—

NET CASH USED IN INVESTING ACTIVITIES	(83,882)	(197,401)	(234,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	71,356	134,229	140,936
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(7,631)	59,407	31,449
Proceeds from long-term debt	10,000	—	—
Repayments of long-term debt	(7,227)	(5,521)	—
Issuance of subordinated debentures	—	—	55,000
Purchase of treasury stock	(10,098)	(4,413)	(2,082)
Exercise of stock options	461	656	470
Dividends paid	(8,307)	(7,362)	(5,731)

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,554	176,996	220,042

Net increase (decrease) in cash and cash equivalents	(2,531)	9,262	10,619
Cash and cash equivalents, beginning of year	55,346	46,084	35,465

CASH AND CASH EQUIVALENTS, END OF YEAR	$52,815	$55,346	$46,084

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Lakeland Bancorp, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Lakeland Bank (Lakeland). The Newton Trust Company (Newton), was merged into Lakeland on November 4, 2005 and Community State Bank (CSB) was merged into Lakeland on August 25, 2003. Lakeland generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Northern New Jersey. They also provide securities brokerage services, including mutual funds and variable annuities. Lakeland operates under a state bank charter and provides full banking services and, as a state bank, is subject to regulation by the New Jersey Department of Banking and Insurance.

Lakeland operates as a commercial bank offering a wide variety of commercial loans and leases and, to a lesser degree, consumer credits. Its primary future strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in its principal markets. Lakeland funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, it originates residential mortgage loans, and services such loans which are owned by other investors. Lakeland also has a leasing division which provides equipment lease financing to small and medium sized business clients and an asset based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers.

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

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company and Lakeland and its subsidiaries conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland Investment Corp. and Lakeland NJ Investment Corp. All intercompany balances and transactions have been eliminated.

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

Investment Securities

The Company accounts for its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in securities are classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt and equity securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income (loss) and excluded from the determination of net income. The Company does not engage in security trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

In November 2005, FASB Staff Position 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1) was issued. FSP 115-1 replaced the guidance in paragraphs 10–18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 codified the guidance set forth in EITF Topic D-44 and clarified that an investor should recognize an impairment loss no later than when the impairment is considered other-than-temporary, even if a decision to sell has not been made. FSP 115-1 also includes language from EITF Issue 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment.

The Company has evaluated its investments under EITF 03-1 and FSP 115-1. Because it has concluded that none of its securities have impairments that are other-than-temporary, the impact of these pronouncements have not had a material impact on the Company’s financial statements.

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

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

Other Real Estate Owned

Other real estate owned (OREO), representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense. An allowance for OREO has been established, through charges to OREO expense, to maintain properties at the lower of cost or fair value less estimated costs to sell. Operating results of OREO, including rental income, operating expenses and gains and losses realized from the sale of properties owned, are included in other expenses.

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2005 and 2004, Lakeland was servicing approximately $17.1 million and $17.2 million, respectively, of loans for others.

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

Restrictions On Cash And Due From Banks

Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account. The amounts of those reserves and cash balances at December 31, 2005 and 2004 were approximately $2.9 million and $6.6 million, respectively.

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

The Company follows the disclosure provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which was revised in December 2003. SFAS No. 132, as revised, requires additional employers’ disclosures about pension and other postretirement benefit plans. Certain disclosures related to estimated future benefit payments are effective for fiscal years ending after June 14, 2004. Net pension expense consists of service cost, interest cost, return on pension assets and amortization of unrecognized initial net assets. The Company accrues its post retirement benefit costs and other benefit plan costs as incurred.

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

At December 31, 2005, the Company had stock-based employee compensation plans, which are more fully described in Note 14. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Company granted options to purchase 158,162 shares of common stock to key employees at an exercise price of $16.39. Included in this grant were 61,561 options which were subject to shareholder approval of an increase in authorized shares. Such shareholder approval was received at the Company’s annual meeting on May 10, 2005. The fair market value of the Company’s stock on the date of shareholder approval was less than it was on the date of grant; therefore, no compensation expense was recorded.

On May 13, 2005, the Company accelerated the vesting of 460,774 stock options, representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on May 13, 2005. The Company’s decision to accelerate the vesting of these options was part of a review by the Board of Directors of the Company’s incentive compensation program and also on upcoming changes in the accounting for stock options. The acceleration of the stock options had the effect of reducing pro forma earnings by $1.3 million, and pro forma earnings per share by $0.06 for the year ended December 31, 2005. The acceleration of the vesting, however, did not have any impact on reported earnings.

During 2005, the Company granted options to purchase 156,484 shares of common stock to key employees at an exercise price of $15.69 per share. These options vested immediately and the corresponding fair value of these options is included in the table below.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts).

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$20,221	$16,495	$15,107
Deduct: Stock-based compensation costs determined under fair value based method for all awards	2,888	769	638

Pro forma net income	$17,333	$15,726	$14,469

Earnings per share:
Basic, as reported	$0.94	$0.85	$0.94
Basic, pro forma	$0.80	$0.81	$0.81

Diluted, as reported	$0.94	$0.84	$0.93
Diluted, pro forma	$0.80	$0.80	$0.89

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003: dividend rate of 2%; expected volatility of 30%, 31% and 35%, risk-free interest rate of 4.28%, 3.98% and 3.39%, and expected lives of 7 years for all periods.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for public companies as of the beginning of the first fiscal year that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts for the years ended December 31, 2005, 2004 and 2003 is disclosed in the table above.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107, “Share Based Payments” (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Since all of the Company’s stock options outstanding at December 31, 2005 are vested, management does not believe that the implementation of SAB 107 and SFAS No. 123(R) will have an immediate impact on its earnings. The Company will implement SAB 107 and SFAS No. 123(R) using a modified method of prospective application. The Company is evaluating the impact that the implementation of SAB 107 and SFAS No. 123(R) will have on future option, restricted stock, or other potential grants.

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $7.8 million, $6.7 million and $6.5 million in 2005, 2004 and 2003, respectively. Cash paid for interest was $32.6 million, $21.4 million and $15.8 million in 2005, 2004 and 2003, respectively.

	2005	2004	2003
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Transfer of loans receivable to other real estate owned	$—	$—	$325

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

	December 31, 2005
	(in thousands)
	Before tax amount	Tax benefit	Net of tax amount
Unrealized loss on investment securities
Unrealized holding losses arising during the period	$(8,503)	$2,916	$(5,587)
Less: reclassification adjustment for losses realized in net income	(583)	187	(396)

Other comprehensive loss, net	$(7,920)	$2,729	$(5,191)

	December 31, 2004
	(in thousands)
	Before tax amount	Tax expense	Net of tax amount
Unrealized gain on investment securities
Unrealized holding gains arising during the period	$991	$(313)	$678
Less: reclassification adjustment for gains realized in net income	638	(202)	436

Other comprehensive gain, net	$353	$(111)	$242

	December 31, 2003
	(in thousands)
	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized loss on investment securities
Unrealized holding losses arising during the period	$(5,021)	$1,962	$(3,059)
Less: reclassification adjustment for gains realized in net income	1,857	(594)	1,263

Other comprehensive loss, net	$(6,878)	$2,556	$(4,322)

Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The Company tests goodwill for impairment annually at the reporting unit level using various market valuation methodologies. The Company has tested the goodwill and other identifiable intangible assets as of December 31, 2005 and has determined that they are not impaired.

Goodwill and core deposit intangible resulting from the Newton acquisition totaled $61.2 million and $5.7 million, respectively. Goodwill and core deposit intangible resulting from the acquisition of CSB totaled $23.7 million and $2.2 million, respectively, and is included in goodwill and other identifiable intangible assets. Total goodwill was $87.1 million and $86.6 million for the years ended December 31, 2005 and 2004, respectively. Core deposit intangible was $6.3 million and $7.5 million for the years ended December 31, 2005 and 2004, respectively. Amortization expense of core deposit intangible was $1.2 million, $810,000 and $222,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is owner and beneficiary of the policies. At December 31, 2005 and 2004, Lakeland had $35.5 million and $34.2 million, respectively, in BOLI. Income earned on BOLI was $1.2 million, $1.1 million and $913,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Variable Interest Entity

Management has determined that Lakeland Bancorp Capital Trust I, Lakeland Bancorp Capital Trust II and Lakeland Bancorp Capital Trust III (collectively, “the Trusts”) qualify as a variable interest entities under FIN 46. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company.

The Federal Reserve has issued guidance on the regulatory capital treatment for the trust preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule took effect April 11, 2005; however, a five year transition period starting March 31, 2004 and leading up to March 31, 2009 allows bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the rule and anticipates that its ratios would still exceed the minimum ratios required to qualify as a well-capitalized institution. This constitutes a forward-looking statement under the Private Securities Litigation Act of 1995.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2005 presentation.

NOTE 2 - ACQUISITIONS

On August 25, 2003, the Company and Lakeland completed a merger with CSB Financial Corp. and its subsidiary Community State Bank pursuant to which CSB Financial Corp. and Community were merged into the Company and Lakeland. Subject to specified allocation procedures in the merger agreement, CSB shareholders had the right to elect to receive shares of the Company’s common stock or cash in the merger. Under the terms of the merger, each of the 577,513 shares of CSB stock was exchanged for 1.781 shares (1.964 restated^) of Lakeland Bancorp common stock for a total issuance of 1,028,492 shares (1,133,912 restated) of stock. The remaining 577,514 shares of CSB stock were exchanged for a cash payment of $29 per share for a total of $16.7 million. Remaining stock options of 55,325 were paid at a rate of $29 per share less the exercise price of the options for a total cash payment of $856,000. The transaction was accounted for under the purchase method of accounting and the results of operations include CSB’s results from August 25, 2003 forward. The acquisition resulted in the recording of approximately $25.9 million of goodwill and other intangible assets. The Company acquired assets, loans and deposits of $141.2 million, $87.2 million and $125.7 million, respectively.

^Restated for the 5% stock dividend payable on October 15, 2003 to shareholders of record on September 30, 2003, and for the 5% stock dividend payable on August 16, 2005 to shareholders of record on July 29, 2005.

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

*	Restated for the 5% stock dividend payable on August 16, 2005 to shareholders of record on July 29, 2005.

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

NOTE 3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

AVAILABLE FOR SALE	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. Treasury and
U.S. government agencies	$160,421	$—	$(3,039)	$157,382	$156,250	$46	$(1,867)	$154,429
Mortgage-backed securities	293,179	27	(7,402)	285,804	342,022	831	(2,383)	340,470
Obligations of states and political subdivisions	45,396	549	(226)	45,719	44,418	1,513	(10)	45,921
Other debt securities	8,084	13	(166)	7,931	22,891	53	(10)	22,934
Equity securities	16,231	3,069	(233)	19,067	16,013	2,354	(15)	18,352

	$523,311	$3,658	$(11,066)	$515,903	$581,594	$4,797	$(4,285)	$582,106

HELD TO MATURITY	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. Treasury and
U.S. government agencies	$38,532	$—	$(834)	$37,698	$39,949	$41	$(144)	$39,846
Mortgage-backed securities	49,277	13	(1,111)	48,179	62,680	276	(287)	62,669
Obligations of states and political subdivisions	64,143	142	(1,116)	63,169	55,102	305	(178)	55,229
Other debt securities	2,617	—	(26)	2,591	5,191	4	(13)	5,182

	$154,569	$155	$(3,087)	$151,637	$162,922	$626	$(622)	$162,926

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$14,458	$14,406	$19,330	$19,236
Due after one year through five years	137,488	135,877	36,369	35,548
Due after five years through ten years	49,579	48,698	36,175	35,471
Due after ten years	12,376	12,051	13,418	13,203

	213,901	211,032	105,292	103,458
Mortgage-backed securities	293,179	285,804	49,277	48,179
Equity securities	16,231	19,067	—	—

Total securities	$523,311	$515,903	$154,569	$151,637

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Sale proceeds	$81,095	$32,708	$81,428
Gross gains	343	678	1,900
Gross losses	(926)	(440)	(43)

In 2005 and 2003, the Company sold approximately $715,000 and $701,000, respectively, in investment securities classified as held to maturity because over 85% of the original principal acquired on these securities had been paid by the sale date. There was a gain of $23,000 on the 2005 sale of held to maturity securities and a loss of $1,000 on the sale in 2003.

Securities with a carrying value of approximately $255.3 million and $298.9 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

December 31, 2005	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE

U.S. Treasury and U.S. government agencies	$53,718	$340	$103,664	$2,699	55	$157,382	$3,039
Mortgage-backed securities	101,212	1,720	168,724	5,682	136	269,936	7,402
Obligations of states and political subdivisions	16,923	204	767	22	38	17,690	226
Other debt securities	5,452	149	568	17	4	6,020	166
Equity securities	7,862	233	—	—	6	7,862	233

	$185,167	$2,646	$273,723	$8,420	239	$458,890	$11,066

HELD TO MATURITY

U.S. Treasury and U.S. government agencies	$14,830	$252	22,868	$582	16	$37,698	$834
Mortgage-backed securities	18,904	277	27,388	834	22	46,292	1,111
Obligations of states and political subdivisions	38,825	649	2,523	467	131	41,348	1,116
Other debt securities	2,038	24	553	2	4	2,591	26

	$74,597	$1,202	$53,332	$1,885	173	$127,929	$3,087

December 31, 2004	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE

U.S. Treasury and U.S. government agencies	$91,237	$706	$39,149	$1,161	58	$130,386	$1,867
Mortgage-backed securities	161,152	975	72,178	1,408	112	233,330	2,383
Obligations of states and political subdivisions	2,049	10	—	—	6	2,049	10
Other debt securities	1,528	10	—	—	2	1,528	10
Equity securities	5,113	15	—	—	1	5,113	15

	$261,079	$1,716	$111,327	$2,569	179	$372,406	$4,285

HELD TO MATURITY

U.S. Treasury and U.S. government agencies	$25,709	$144	$—	$—	11	$25,709	$144
Mortgage-backed securities	34,352	287	—	—	10	34,352	287
Obligations of states and political subdivisions	19,972	141	1,513	37	60	21,485	178
Other debt securities	557	13	—	—	1	557	13

	$80,590	$585	$1,513	$37	82	$82,103	$622

Management has evaluated the securities in the above table and has concluded that none of these securities has impairments that are other-than-temporary. In its evaluation, management considered the types of securities including if the securities were US government issued, and what the credit rating was on the securities. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include US government agency securities and mortgage backed securities whose market values are sensitive to interest rates. The corporate securities and the obligations of state and political subdivisions listed in the above table all are investment grade securities.

NOTE 4 - LOANS

	December 31,
	2005	2004
	(in thousands)
Commercial	$691,054	$602,062
Real estate-mortgage	256,621	223,936
Real estate-construction	68,325	62,687
Home Equity and Consumer	302,236	289,920

Total loans	1,318,236	1,178,605
Less: deferred fees	5,469	2,600

Loans net of deferred fees	$1,312,767	$1,176,005

Changes in the allowance for loan and lease losses are as follows:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$16,638	$16,899	$17,940
Provision for loan and lease losses	1,555	3,602	3,000
Addition related to acquisitions	—	2,301	872
Loans charged off	(6,273)	(6,682)	(5,917)
Recoveries	1,253	518	1,004

Balance at end of year	$13,173	$16,638	$16,899

The balance of impaired loans was $3.7 million and $12.2 million at December 31, 2005 and 2004, respectively. Lakeland identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $953,000 and $4.6 million at December 31, 2005 and 2004, respectively. The average recorded investment on impaired loans was $8.2 million, $15.3 million and $18.3 million during 2005, 2004 and 2003, respectively, and the income recognized, primarily on the cash basis, on impaired loans was $323,000, $190,000 and $218,000 during 2005, 2004 and 2003, respectively. Interest which would have been accrued on impaired loans during 2005, 2004 and 2003 was $661,000, $1.5 million and $1.8 million, respectively. Lakeland’s policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. Lakeland recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Lakeland; if these factors do not exist, Lakeland will not recognize income.

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

	December 31,
	2005	2004	2003
	(in thousands)
Loans past due 90 days or more and still accruing	$5,127	$2,347	$1,248

Non-accrual loans	$3,907	$13,017	$16,653

The impact of the above non-performing loans on interest income is as follows:

December 31,	2005	2004	2003
	(in thousands)
Interest income if performing in accordance with original terms	$661	$1,476	$1,811
Interest income actually recorded	323	217	218

	$338	$1,259	$1,593

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. These loans at December 31, 2005, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. At December 31, 2005, loans to these related parties amounted to $29.7 million. There were new loans of $25.8 million to related parties and repayments of $15.1 million from related parties in 2005.

NOTE 5 - PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2005	2004
		(in thousands)
Land	Indefinite	$5,698	$5,698
Buildings and building improvements	10 to 50 years	29,615	28,107
Leasehold improvements	10 to 25 years	1,855	1,978
Furniture, fixtures and equipment	2 to 30 years	21,823	22,713

		58,991	58,496
Less accumulated depreciation and amortization		26,563	26,747

		$32,428	$31,749

NOTE 6 - DEPOSITS

At December 31, 2005, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2006	$349,719
2007	82,049
2008	10,996
2009	2,996
2010	430
Thereafter	1,403

$447,593

NOTE 7 - Debt

Lines of Credit

As of December 31, 2005, the Company had approved overnight borrowing capacity with the Federal Home Loan Bank (FHLB) of New York of $100 million. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2005 there were outstanding borrowings against this line of $20 million at an interest rate of 4.23%. As of December 31, 2005, the Company also had overnight federal funds lines available for it to borrow $85.0 million. The Company borrowed $16.3 million against these lines with a weighted average rate of 4.30% as of December 31, 2005.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Borrowed money at December 31, 2005 and 2004 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following table summarizes information relating to lines of credit, securities sold under agreements to repurchase and federal funds purchased for 2005, 2004 and 2003. For purposes of the table, the average amount outstanding was calculated based on a daily average.

	2005	2004	2003
	(dollars in thousands)
Balance at December 31	$103,199	$110,830	$51,423
Interest rate at December 31	3.98%	2.30%	1.01%
Maximum amount outstanding at any month-end during the year	$157,133	$110,830	$51,423
Average amount outstanding during the year	$95,439	$38,894	$20,601
Weighted average interest rate during the year	3.18%	1.51%	1.08%

Long-Term Debt

FHLB Debt

At December 31, 2005, advances from the FHLB totaling $45.1 million will mature within one to seven years and are reported as long-term borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 4.66%.

Outstanding borrowings mature as follows: (in thousands)

Year
2006	$3,355
2007	10,851
2008	855
2009	—
2010	10,000
Thereafter	20,000

$45,061

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

NOTE 8 - STOCKHOLDERS’ EQUITY

On June 10, 2005, the Company announced a stock repurchase program for the purchase of up to 787,500 shares of the Company’s common stock over the next year. Under the 2005 plan, the Company purchased 401,102 shares of its outstanding common stock at an average price of $15.18 per share for an aggregate cost of $6.1 million.

On July 13, 2005, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on August 15, 2005.

In January 2004, the Company announced a stock repurchase program for the purchase of up to 262,500 shares of the Company’s common stock over the next year. On July 15, 2004, the amount of shares purchasable in the stock buyback plan was increased to 525,000 shares to be purchased over the following year. During 2004, the Company purchased 265,650 shares of its outstanding common stock at an average price of $16.61 per share for an aggregate cost of $4.4 million. During 2005, the Company completed purchasing the shares purchasable in the 2004 plan by purchasing 270,888 shares of its outstanding common stock at an average price of $14.80 per share for an aggregate price of $4.0 million.

On September 10, 2003, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on October 15, 2003.

In January 2003, the Company announced a stock repurchase program for the purchase of up to 275,625 shares of the Company’s common stock over the next year. During 2003, the Company purchased 137,812 shares of its outstanding common stock at an average price of $15.11 per share for an aggregate cost of $2.1 million. In January 2004, the 2003 program expired and was replaced by the 2004 stock repurchase program.

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

NOTE 10 - INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current tax provision	$8,060	$6,289	$6,285
Deferred tax provision	1,524	1,330	802

Total provision for income taxes	$9,584	$7,619	$7,087

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate is as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Federal income tax, at statutory rates	$10,432	$8,442	$7,768
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,730)	(1,507)	(1,329)
State income tax, net of federal income tax effect	823	622	500
Other, net	59	62	148

Provision for income taxes	$9,584	$7,619	$7,087

The net deferred tax asset consisted of the following:

	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$5,382	$6,797
Valuation reserves for land held for sale and other real estate	679	787
Non-accrued interest	243	1,079
Depreciation	68	156
Deferred compensation	974	808
Unrealized loss on securities available for sale	2,557	—
Other, net	240	82

Deferred tax assets	10,143	9,709

Deferred tax liabilities:
Core deposit intangible from acquired companies	2,466	2,909
Deferred loan costs	963	839
Prepaid expenses	264	329
Unrealized gain on securities available for sale	—	172
Fair market value adjustments	217	429
Other	574	577

Deferred tax liabilities	4,484	5,255

Net deferred tax assets, included in other assets	$5,659	$4,454

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

NOTE 11 – EARNINGS PER SHARE

The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	Year ended December 31, 2005
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands except per share amounts)
Basic earnings per share
Net income available to common shareholders	$20,221	21,439	$0.94
Effect of dilutive securities
Stock options	—	162	(0.00)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$20,221	21,601	$0.94

Options to purchase 521,597 shares of common stock at a weighted average of $16.16 per share were outstanding during 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2004
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands except per share amounts)
Basic earnings per share
Net income available to common shareholders	$16,495	19,329	$0.85
Effect of dilutive securities
Stock options	—	238	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$16,495	19,567	$0.84

Options to purchase 227,165 shares of common stock at a weighted average of $16.71 per share were outstanding during 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2003
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands except per share amounts)
Basic earnings per share
Net income available to common shareholders	$15,107	16,045	$0.94
Effect of dilutive securities
Stock options	—	223	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$15,107	16,268	$0.93

Options to purchase 133,540 shares of common stock at $16.96 per share were outstanding during 2003. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $755,000 for 2005, $625,000 for 2004 and $500,000 for 2003.

Salary Continuation Agreements

The National Bank of Sussex County (NBSC) entered into a salary continuation agreement during 1996 with its former Chief Executive Officer and its President which entitle them to certain payments upon their retirement. As part of the merger of the Company and NBSC’s parent (High Point Financial Corp.) in July 1999, Lakeland placed in trusts amounts equal to the present value of the amounts that would be owed to them in their retirement. These amounts were $722,000 for the Chief Executive Officer and $381,000 for the President. Lakeland has no further obligation to pay additional amounts pursuant to these agreements.

Former CEO Retirement Benefits

Metropolitan State Bank entered into an agreement in January 1997 with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a fifteen year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period as well as certain retiree medical benefits. The present value of this obligation was charged to operations. During 2005, 2004 and 2003, $9,000, $15,000 and $27,000 respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401K plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 40% of the employee’s contributions. The Company’s contributions in 2005, 2004 and 2003 totaled $321,000, $240,000 and $150,000, respectively.

Pension Plan

Newton had a defined benefit pension plan. As of March 31, 2004, Newton’s Board of Directors elected to freeze the benefits of the pension plan. All participants of the plan ceased accruing benefits as of that date. As a result, Newton’s pension plan recognized a curtailment gain of $1.1 million.

The investment policy and strategy of the Plan and its advisors includes target portfolio allocations of approximately 60% in equities and 40% in debt securities. Based on historical performance, the Plan assumes that the long term equity securities have earned a rate of return of approximately 10% and fixed income securities have earned a return of between 1% and 5%. The composition of plan assets at December 31, 2005 was as follows:

Asset Category
Equity securities	66%
Debt securities	33%
Other securities	1%

The accumulated benefit obligation as of December 31, 2005 and 2004, is as follows:

(in thousands)	2005	2004
Accumulated postretirement benefit obligation, January 1, 2005 and July 1, 2004	$1,481	$1,526
Interest Cost	105	53
Actuarial loss	237	27
Estimated benefit payments	(323)	(125)

Total accumulated postretirement benefit obligation	1,500	1,481

Fair value of plan assets beginning of period	1,619	1,672
Return on plan assets	64	62
Benefits paid	(323)	(125)
Asset gain	0	9

Fair value of plan assets at end of year	1,360	1,618
Funded status	(140)	137
Unrecognized net actuarial loss	304	18

Prepaid benefit	$164	$155

Accumulated benefit obligation	$1,500	$1,481

The components of net periodic pension cost are as follows:

(in thousands)	2005	2004
Amortization of actuarial loss	$4	$0
Interest cost on APBO	105	53
Expected return on plan assets	(117)	(62)

Net periodic postretirement cost	$(8)	$(9)

The benefits expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

2006	$16
2007	22
2008	68
2009	63
2010	65
2011 - 2015	300

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

	2005	2004
Discounted rate	6.00%	6.25%
Expected return on plan assets	7.25%	7.25%
Rate of compensation	4.00%	4.00%

There is no expected contribution for 2006.

Employee Stock Ownership Plan

NBSC had an Employee Stock Ownership Plan (“ESOP”). No contributions have been made to this plan for the years ended December 31, 2005, 2004 and 2003.

Postretirement Health Care Benefits

In 2000, the Company instituted postretirement health care benefits and life insurance coverage to its employees who meet certain predefined criteria. The expected cost of these benefits is charged to expense during the years that eligible employees render service. In December 2005, the Company terminated this plan recording a curtailment gain of $675,000 and a settlement gain of $197,000.

The accumulated postretirement benefit obligations (APBO’s) as of December 31, 2005 and 2004 were as follows:

(in thousands)	2005	2004
Accumulated postretirement benefit obligation, January 1	$660	$595
Service cost	62	66
Interest Cost	41	36
Amendments	(204)	—
Effect of Settlement	(30)	—
Effect of Curtailment	(512)	—
Actuarial (gain) loss	15	(23)
Estimated benefit payments	(32)	(14)

Total accumulated postretirement benefit obligation	0	660

Unrecognized net gain due to past experience different from that assumed and effects of changes in assumptions made	—	191
Unrecognized prior service cost	—	(26)
Unamortized transition obligation	—	(46)

Accrued accumulated postretirement benefit obligation	$—	$779

The measurement date for the APBO was December 31 for each year presented.

The components of net periodic postretirement benefit cost are as follows:

(in thousands)	2005	2004	2003
Service cost, benefits attributed to employee service during the year	$62	$66	$66
Interest cost on APBO	41	36	37
Amortization of prior service cost	26	47	46
Amortization of transition obligation	6	6	6
Amortization of gains	(9)	(7)	(2)

Net periodic postretirement cost before accounting for settlement and curtailment	$126	$148	$153
Curtailment gain	(675)	—	—
Settlement gain	(197)	—	—

Net periodic postretirement benefit cost	$(746)	$—	$—

Because the Company terminated the postretirement benefit expense, there will be no contribution in 2006.

The discount rate used to determine the Company’s APBO was 6.0% for 2005 and 6.25% in 2004 and 2003.

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2005, 2004 and 2003, $25,000, $3,000 and $26,000, respectively, was charged to operations related to these obligations. As of December 31, 2005 and 2004, the accrued liability for these plans was $208,000 and $187,000, respectively.

Supplemental Executive Retirement Plan

In 2003, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits of $150,000 a year for a 15 year period when the chief executive officer reaches the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies purchased in 2003. In 2005, 2004 and 2003, the Company expensed $331,000, $308,000 and $129,000, respectively, for this plan.

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

	December 31,
	2005	2004
	(in thousands)
Actuarial present value of benefit obligation
Vested	$543	$531
Nonvested	86	67

Accumulated benefit obligation	$629	$598

Projected benefit obligation	825	795
Unrecognized net loss	(113)	(116)
Unrecognized prior service cost being amortized over fifteen years	(258)	(304)

Accrued plan cost included in other liabilities	$454	$375

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$21	$18	$6
Interest cost	48	49	35
Amortization of prior service cost	47	46	33

	$116	$113	$74

Discount rates of 6.0% and 6.25% were assumed in the plan valuation for 2005 and 2004, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2006	$42
2007	54
2008	55
2009	72
2010	72
2011 - 2015	362

The Company expects its contribution to the director’s retirement plan to be $42,000 in 2006.

NOTE 14 - STOCK-BASED COMPENSATION

Employee Stock Option Plans

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company. The plan originally authorized options to purchase up to 1,212,466 shares of common stock of the Company. At the 2005 Annual Shareholders meeting, the shareholders voted to increase the authorized shares by an additional 835,034 shares.

During 2004 the Company granted options to purchase 105,000 shares to new non-employee directors of the Company. The directors’ options were exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. The vesting of these shares were accelerated in 2005 as further discussed below. As of December 31, 2005 and 2004, 281,107 and 351,730 options granted to directors were outstanding, respectively.

During 2005, the Company granted options to purchase 156,484 shares of common stock to key employees at an exercise price of $15.69 per share. These options vested immediately. During 2004, the Company granted options to purchase 158,162 shares of common stock to key employees at an exercise price of $16.39, 61,562 of which were subject to shareholder approval of the increase of authorized shares. As of December 31, 2005 and 2004, outstanding options to purchase common stock granted to key employees were 826,901 and 632,629 (excluding the 61,562 referred to above), respectively.

On May 13, 2005, the Company accelerated 460,774 stock options representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on that date.

In addition to the 2000 Equity Compensation program, the Company has assumed the outstanding options granted under three employee stock option plans established by High Point (the High Point Plans). As of December 31, 2005 and 2004, 1,532 and 18,975 options were outstanding under the High Point Plans. The Company has also assumed outstanding options granted under Newton Financial Corp.’s 1999 Stock Option Plan (the Newton Plan). As of December 31, 2005 and 2004, 50,697 and 60,408 options, respectively, were outstanding under the Newton Plan.

A summary of the status of the Company’s option plans as of December 31, 2005, 2004 and 2003 and the changes during the years ending on those dates is represented below. The following table includes those 61,562 shares issued in 2004 subject to shareholder approval of the authorized shares in the 2005 grants:

	2005		2004		2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of year	1,062,744	$12.45	911,918	$11.55	824,041	$10.54
Granted	218,046	15.89	201,600	15.84	162,146	14.75
Options granted in acquisition	0	0.00	64,218	6.30	0	0.00
Exercised	(90,543)	6.84	(104,236)	7.18	(65,565)	7.17
Forfeited	(30,010)	15.41	(10,756)	13.59	(8,704)	8.73

Outstanding, end of year	1,160,237	$13.46	1,062,744	$12.45	911,918	$11.55

Options exercisable at year-end	1,160,237		649,776		452,237

Weighted average fair value of options granted during the year		$4.72		$5.00		$4.99

The following table summarizes information about options outstanding at December 31, 2005:

Options outstanding				Options exercisable
Range of Exercise Prices	Number outstanding at December 31, 2005	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding at December 31, 2005	Weighted average exercise price
$ 6.02 - 7.33	50,699	5.19	$6.28	50,699	$6.28
7.34 - 8.44	238,892	4.43	7.80	238,892	7.80
8.45 - 12.47	30,388	5.78	11.51	30,388	11.51
12.48 - 14.52	160,622	5.96	14.45	160,622	14.45
14.53 - 16.96	679,636	8.52	15.83	679,636	15.83

	1,160,237			1,160,237

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rentals under long-term operating leases amounted to approximately $1,186,000, $878,000 and $701,000 for the years ended December 31, 2005, 2004 and 2003, respectively, including rent expense to related parties of $197,000 in 2005, $183,000 in 2004 and $181,000 in 2003. At December 31, 2005, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2025 are as follows(in thousands):

December 31,
2006	$1,084
2007	853
2008	675
2009	582
2010	475
Thereafter	2,954

$6,623

Litigation

As the Company has disclosed in its periodic reports filed with the SEC, the Company was involved in legal proceedings concerning four separate portfolios of predominately commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

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

A complaint captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al was filed in the Los Angeles County Superior Court against Lakeland and others. Plaintiffs are certain of the lessees who had entered into leases with CMC. Plaintiffs allege, among other things, that these leases are not true leases but are instead loans which charge usurious interest rates. They further allege that because of various California Financial Code violations by CMC, the lease instruments are either void or must be reformed and all amounts paid by the lessees must be returned to them. The action against Lakeland has been stayed while an appeal by plaintiffs is pending concerning the dismissal of certain of plaintiffs’ claims against defendants.

From time to time, the Company and its subsidiaries are defendants in legal proceedings relating to their respective businesses. While the ultimate outcome of these matters cannot be determined at this time, management does not believe that the outcome of any pending legal proceeding will materially affect the consolidated financial position of the Company, but could possibly be material to the results of operations of any one period.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

Lakeland is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement Lakeland has in particular classes of financial instruments.

Lakeland’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. Lakeland uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2005	2004
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$351,418	$257,161
Standby letters of credit and financial guarantees written	11,842	10,058

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2005 and 2004 varies based on Lakeland’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2005 is $11.8 million and they expire through 2008. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that the Company obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2005, the Company had $351.4 million in loan commitments, with $306.9 million maturing within one year, $20.9 million maturing after one year but within three years, $3.0 million maturing after three years but within five years, and $20.6 million maturing after five years. As of December 31, 2005, the Company had $11.8 million in standby letters of credit, with $11.5 million maturing within one year and $383,000 maturing after one year but within three years.

Lakeland grants loans primarily to customers in its immediately adjacent suburban counties which include Bergen, Morris, Passaic, Sussex, Warren and Essex counties in Northern New Jersey and surrounding areas. Certain of Lakeland’s consumer loans and lease customers are more diversified nationally. Although Lakeland has a diversified loan portfolio, a large portion of its loans are secured by commercial or residential real property. Although Lakeland has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy. Commercial and standby letters of credit were granted primarily to commercial borrowers.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2005 and 2004 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 2005 and 2004 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$52,815	$52,815	$55,346	$55,346
Investment securities available for sale	515,903	515,903	582,106	582,106
Investment securities held to maturity	154,569	151,637	162,922	162,926
Loans	1,312,767	1,314,884	1,176,005	1,176,936
Financial Liabilities:
Deposits	1,798,160	1,794,444	$1,726,804	1,726,027
Federal funds purchased and securities sold under agreements to repurchase	103,199	103,139	110,830	110,830
Long-term debt	45,061	45,822	42,288	44,641
Subordinated debentures	56,703	51,838	56,703	52,497
Commitments:
Standby letters of credit	—	23	—	28

NOTE 18 - REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $134.2 million was available for payment of dividends from Lakeland to the Company as of December 31, 2005.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank of New York and the FDIC categorized the Company and Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2005 and 2004, the Company, Lakeland and Newton (as of December 31, 2004) have the following capital ratios:

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2005
Total capital (to risk-weighted assets)
Company	$171,409	12.47%	≥$	109,970	≥	8.00%		N/A		N/A
Lakeland	157,805	11.53		109,489		8.00	≥$	136,862	≥	10.00%
Tier I capital (to risk-weighted assets)
Company	$158,236	11.51%	≥$	54,984	≥	4.00%		N/A		N/A
Lakeland	144,632	10.57		54,745		4.00	≥$	82,117	≥	6.00%
Tier I capital (to average assets)
Company	$158,236	7.49%	≥$	84,542	≥	4.00%		N/A		N/A
Lakeland	144,632	6.86		84,274		4.00	≥$	105,342		5.00%

	Actual			For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2004
Total capital (to risk-weighted assets)
Company	$171,218	13.27%	≥$	103,194	≥	8.00%		N/A		N/A
Lakeland	117,273	11.03		85,064		8.00	≥$	106,330	≥	10.00%
Newton	33,600	15.38		17,482		8.00		$21,853		10.00%
Tier I capital (to risk-weighted assets)
Company	$155,088	12.02%	≥$	51,596	≥	4.00%		N/A		N/A
Lakeland	103,963	9.78		42,532		4.00	≥$	63,798	≥	6.00%
Newton	31,734	14.52		8,741		4.00		13,112		6.00%
Tier I capital (to average assets)
Company	$155,088	7.71%	≥$	80,503	≥	4.00%		N/A		N/A
Lakeland	103,963	6.11		68,032		4.00	≥$	85,039		5.00%
Newton	31,734	10.36		12,254		4.00		15,318		5.00%

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share amounts)
Total interest income	$24,640	$25,064	$26,486	$27,649
Total interest expense	7,032	7,637	8,759	10,204

Net interest income	17,608	17,427	17,727	17,445
Provision for loan and lease losses	783	327	304	141
Noninterest income	3,501	3,624	3,978	4,025
Gains (losses) on sales of investment securities	28	100	4	(715)
Noninterest expense	13,673	13,233	13,410	13,076

Income before taxes	6,681	7,591	7,995	7,538
Income taxes	2,113	2,454	2,637	2,380

Net income	$4,568	$5,137	$5,358	$5,158

Earnings per share
Basic	$0.21	$0.24	$0.25	$0.24
Diluted	$0.21	$0.24	$0.25	$0.24

	Quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Total interest income	$18,456	$18,313	$22,778	$23,772
Total interest expense	4,898	4,717	5,756	6,446

Net interest income	13,558	13,596	17,022	17,326
Provision for loan and lease losses	875	875	926	926
Noninterest income	2,873	2,915	3,421	3,552
Gains on sales of investment securities	3	413	204	18
Noninterest expense	10,311	10,578	13,006	13,290

Income before taxes	5,248	5,471	6,715	6,680
Income taxes	1,679	1,753	2,163	2,024

Net income	$3,569	$3,718	$4,552	$4,656

Earnings per share
Basic	$0.21	$0.22	$0.21	$0.21
Diluted	$0.20	$0.22	$0.21	$0.21

During the fourth quarter of 2005, the Company recorded a $750,000 reduction of benefit expense related to the termination of its post-retirement benefit plan.

NOTE 20 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

BALANCE SHEETS

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
ASSETS
Cash and due from banks	$4,288	$11,458
Investment securities available for sale	5,378	5,447
Investment in bank subsidiaries	231,326	228,215
Land held for sale	1,402	1,527
Other assets	7,523	6,156

TOTAL ASSETS	$249,917	$252,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,433	$1,552
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	56,703	56,703
Stockholders’ equity	191,781	194,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,917	$252,803

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
		(in thousands)
INCOME
Dividends from subsidiaries	$14,850	$12,635	$10,747
Other income	241	748	526

TOTAL INCOME	15,091	13,383	11,273

EXPENSE
Interest on subordinated debentures	3,842	3,845	1,062
Noninterest expenses	724	641	493

TOTAL EXPENSE	4,566	4,486	1,555

Income before benefit for income taxes	10,525	8,897	9,718
Benefit for income taxes	(1,514)	(1,438)	(357)

Income before equity in undistributed income of subsidiaries	12,039	10,335	10,075
Equity in undistributed income of subsidiaries	8,182	6,160	5,032

NET INCOME	$20,221	$16,495	$15,107

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
		(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,221	$16,495	$15,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of securities	—	(576)	(456)
Increase in other assets	(1,095)	(1,619)	(855)
Increase (decrease) in other liabilities	(52)	747	83
Equity in undistributed income of subsidiaries	(8,182)	(6,160)	(5,032)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,892	8,887	8,847

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(118)	(12)	(447)
Proceeds from sale of securities available for sale	—	954	1,449
Purchase of banks	—	(19,342)	(20,806)
Contribution to subsidiary	—	—	(6,000)

NET CASH USED IN INVESTING ACTIVITIES	(118)	(18,400)	(25,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(8,307)	(7,362)	(5,731)
Purchase of treasury stock	(10,098)	(4,413)	(2,082)
Proceeds from issuance of subordinated debentures	—	—	55,000
Exercise of stock options	461	656	470

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(17,944)	(11,119)	47,657

Net increase (decrease) in cash and cash equivalents	(7,170)	(20,632)	30,700
Cash and cash equivalents, beginning of year	11,458	32,090	1,390

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,288	$11,458	$32,090

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Lakeland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries (a New Jersey corporation) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lakeland Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal controls over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 3, 2006

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

Based on their evaluation as of December 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Lakeland Bancorp, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2005, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on our assessment of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lakeland Bancorp, Inc. and its subsidiaries (a New Jersey Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lakeland Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Lakeland Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 3, 2006

ITEM 9B – Other Information

None.

PART III

ITEM 10 - Directors and Executive Officers of the Registrant

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders.

ITEM 13 - Certain Relationships and Related Transactions

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders.

ITEM 14 - Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2005 and 2004.

(ii)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2005.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2005.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

2.1	Agreement and Plan of Merger, dated as of March 31, 2003, among the Registrant, Lakeland Bank, CSB Financial Corp. and Community State Bank, is incorporated by referenced to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2003.

2.2	Agreement and Plan of Merger, dated as of October 24, 2003, between the Registrant and Newton Financial Corporation, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2003.

3.1	Certificate of Incorporation of the Registrant, as amended, is incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

3.2	By-Laws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.

10.2	Employment Agreement – Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.3	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.4	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.5	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc. Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.9	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended June 9, 2004, is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 16, 2006	By:	/s/ Roger Bosma
Roger Bosma
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Roger Bosma Roger Bosma	Director, Chief Executive Officer, and President	March 16, 2006

/s/ Bruce G. Bohuny* Bruce G. Bohuny	Director	March 16, 2006

/s/ Mary Ann Deacon* Mary Ann Deacon	Director	March 16, 2006

/s/ John W. Fredericks* John W. Fredericks	Director	March 16, 2006

/s/ Mark J. Fredericks* Mark J. Fredericks	Director	March 16, 2006

/s/ George H. Guptill, Jr.* George H. Guptill, Jr.	Director	March 16, 2006

/s/ Janeth C. Hendershot* Janeth C. Hendershot	Director	March 16, 2006

/s/ Paul P. Lubertazzi* Paul P. Lubertazzi	Director	March 16, 2006

/s/ Robert E. McCracken* Robert E. McCracken	Director	March 16, 2006

/s/ Robert B. Nicholson, III* Robert B. Nicholson, III	Director	March 16, 2006

/s/ Joseph P. O’Dowd* Joseph P. O’Dowd	Director	March 16, 2006

/s/ Stephen R. Tilton, Sr.* Stephen R. Tilton, Sr.	Director	March 16, 2006

/s/ Paul G. Viall, Jr.* Paul. G. Viall, Jr.	Director	March 16, 2006

/s/ Arthur L. Zande* Arthur L. Zande	Director	March 16, 2006

/s/ Joseph F. Hurley Joseph F. Hurley	Executive Vice President and Chief Financial Officer	March 16, 2006

*By:	/s/ Roger Bosma
Roger Bosma
Attorney-in-Fact