Form 10-Q
period 2006-03-31
LAKELAND BANCORP INC
filed 2006-05-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2006 there were 20,973,685 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	December 31, 2005
	(dollars in thousands)
ASSETS

Cash	$51,749	$42,639
Federal funds sold and Interest-bearing deposits due from banks	2,635	10,176

Total cash and cash equivalents	54,384	52,815

Investment securities available for sale	445,576	515,903
Investment securities held to maturity; fair value of $148,479 in 2006 and $151,637 in 2005	152,156	154,569
Loans, net of deferred costs	1,340,399	1,312,767
Less: allowance for loan and lease losses	13,234	13,173

Net loans	1,327,165	1,299,594
Premises and equipment - net	31,953	32,428
Accrued interest receivable	8,563	8,851
Goodwill and other identifiable intangible assets	92,946	93,395
Bank owned life insurance	35,787	35,479
Other assets	14,063	12,999

TOTAL ASSETS	$2,162,593	$2,206,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing	$292,689	$312,529
Savings and interest-bearing transaction accounts	1,023,081	1,038,038
Time deposits under $100 thousand	287,946	293,293
Time deposits $100 thousand and over	158,499	154,300

Total deposits	1,762,215	1,798,160
Federal funds purchased and securities sold under agreements to repurchase	80,436	103,199
Long-term debt	62,158	45,061
Subordinated debentures	56,703	56,703
Other liabilities	12,051	11,129

TOTAL LIABILITIES	1,973,563	2,014,252

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 22,442,337 at March 31, 2006 and December 31, 2005; outstanding shares, 20,973,501 at March 31, 2006 and 21,121,923 at December 31, 2005	226,278	226,322
Accumulated deficit	(6,929)	(9,514)
Treasury stock, at cost, 1,468,836 shares in 2006 and 1,320,414 shares in 2005	(22,450)	(20,176)
Accumulated other comprehensive loss	(7,869)	(4,851)

TOTAL STOCKHOLDERS’ EQUITY	189,030	191,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,162,593	$2,206,033

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended March 31,
	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$21,098	$17,549
Federal funds sold and interest-bearing deposits with banks	101	131
Taxable investment securities	5,742	6,049
Tax-exempt investment securities	1,012	911

TOTAL INTEREST INCOME	27,953	24,640

INTEREST EXPENSE
Deposits	8,639	5,081
Federal funds purchased and securities sold under agreements to repurchase	1,299	535
Long-term debt	1,467	1,417

TOTAL INTEREST EXPENSE	11,405	7,033

NET INTEREST INCOME	16,548	17,607
Provision for loan and lease losses	332	783
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,216	16,824
NONINTEREST INCOME
Service charges on deposit accounts	2,543	1,884
Commissions and fees	894	735
Gains on the sales of investment securities	78	28
Income on bank owned life insurance	299	297
Leasing income	181	501
Other income	482	84

TOTAL NONINTEREST INCOME	4,477	3,529

NONINTEREST EXPENSE
Salaries and employee benefits	7,633	7,105
Net occupancy expense	1,433	1,547
Furniture and equipment	1,152	1,095
Stationery, supplies and postage	412	430
Legal fees	172	223
Marketing expense	411	341
Core deposit intangible amortization	303	303
Other expenses	2,277	2,627

TOTAL NONINTEREST EXPENSE	13,793	13,671

Income before provision for income taxes	6,900	6,682
Provision for income taxes	2,208	2,114

NET INCOME	$4,692	$4,568

EARNINGS PER SHARE
Basic	$0.22	$0.21
Diluted	$0.22	$0.21

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended March 31,
	2006	2005
	(in thousands)
NET INCOME	$4,692	$4,568

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	(2,767)	(4,847)
Less: reclassification for gains included in net income	53	18
Increase in minimum pension liability, net	(198)	0

Other Comprehensive Income (Loss)	(3,018)	(4,865)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,674	($297)

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2004	21,374,570	$208,933	$(3,847)	$(10,878)	$340	$194,548
Net Income 2005			20,221			20,221
Other comprehensive loss net of tax					(5,191)	(5,191)
Exercise of stock options		(192)		800		608
Stock dividend	1,067,767	17,581	(17,581)			—
Cash dividends			(8,307)		—	(8,307)
Purchase of treasury stock				(10,098)		(10,098)

BALANCE DECEMBER 31, 2005	22,442,337	$226,322	$(9,514)	$(20,176)	$(4,851)	$191,781
Net Income, first quarter 2006			4,692			4,692
Other comprehensive loss net of tax					(3,018)	(3,018)
Exercise of stock options		(44)		132		88
Cash dividends			(2,107)			(2,107)
Purchase of treasury stock				(2,406)		(2,406)

BALANCE MARCH 31, 2006 (UNAUDITED)	22,442,337	$226,278	$(6,929)	$(22,450)	$(7,869)	$189,030

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the three months ended March 31,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,692	$4,568
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,227	513
Depreciation and amortization	1,190	1,182
Provision for loan and lease losses	332	783
Gain on sales and calls of securities	(78)	(28)
Gain on sale of branch	(361)	—
(Increase) decrease in other assets	632	(356)
Increase in other liabilities	653	831

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,287	7,493

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from repayments on and maturity of securities:
Available for sale	20,954	45,736
Held to maturity	7,593	10,725
Proceeds from sales of securities:
Available for sale	53,338	7,124
Held to maturity	—	715
Purchase of securities:
Available for sale	(8,487)	(29,958)
Held to maturity	(5,207)	(3,122)
Net increase in loans	(29,932)	(9,886)
Proceeds from sale of branch, net	(7,326)	—
Capital expenditures	(605)	(507)

NET CASH PROVIDED BY INVESTING ACTIVITIES	30,328	20,827

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(27,953)	10,545
Decrease in federal funds purchased and securities sold under agreements to repurchase	(22,763)	(28,945)
Repayments of long-term debt	(2,905)	(6,785)
Issuance of long-term debt	20,000	—
Purchase of treasury stock	(2,406)	(1,568)
Exercise of stock options	88	363
Dividends paid	(2,107)	(2,071)

NET CASH USED IN FINANCING ACTIVITIES	(38,046)	(28,461)

Net increase (decrease) in cash and cash equivalents	1,569	(141)
Cash and cash equivalents, beginning of year	52,815	55,346

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,384	$55,205

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2006. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2006 presentation.

Note 2. Stock-Based Compensation

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized options to purchase up to 2,047,500 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company has no option awards with market or performance conditions attached to them. Although the Company’s stock option program does allow for the grant of restricted shares, only stock options have been granted under the plan. The Company generally issues shares for option exercises from its treasury stock.

Prior to 2006, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 permitted entities to account for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued for Employees.” Under SFAS No. 123, entities were required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

On May 13, 2005, the Company accelerated the vesting of 460,774 stock options, representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on May 13, 2005. The Company’s decision to accelerate the vesting of these options was part of a review by the Board of Directors of the Company’s incentive compensation program and upcoming changes in the accounting for stock options. Compensation expense that would have been recorded absent the accelerated vesting was approximately $1.3 million net of taxes, $644,000 of which would have been recorded in 2006. In December 2005, the Company granted options to purchase 156,484 shares of common stock to key employees at an exercise price of $15.69 per share. These options vested immediately.

The Company adopted SFAS No. 123(R), “Share-Based Payments” on January 1, 2006 using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. All options were fully vested as of December 31, 2005. The Company granted no options in first quarter of 2006. Because all of the Company’s stock options are fully vested, there was no impact on income from continuing operations, income before taxes, net income or basic and diluted earnings per share from adopting SFAS No. 123(R). Results for 2005 have not been restated.

Prior to the adoption of Statement 123(R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, during first quarter 2006, all options were incentive stock options, therefore no excess tax benefit was classified as a financing cash flow.

Pro forma net income and earnings per share as if the fair value based method had been applied to all awards is as follows (in thousands, except per share amounts):

For the Three Months ended March 31, 2005
Net income, as reported	$4,568
Add: Stock-based compensation programs recorded as expense, net of tax	—
Deduct: Stock-based compensation costs determined under fair value based method for all awards, net of tax	192

Pro forma net income	$4,376

Earnings per share:
Basic, as reported	$0.21
Basic, pro forma	$0.20

Diluted, as reported	$0.21
Diluted, pro forma	$0.20

Option activity under the Company’s stock option plans as of March 31, 2006 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value
Outstanding, January 1, 2006	1,160,237	$13.46
Granted	0	0.00
Exercised	(9,429)	9.32
Forfeited	(3,254)	16.35

Outstanding, end of quarter	1,147,554	$13.49	6.87	$2,711,978

Options exercisable at March 31, 2006	1,147,554		6.87	$2,711,978

Vested and expected to vest at March 31, 2006	1,147,554		6.87	$2,711,978

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in the money options).

Stock options outstanding were 1,147,554 and 999,638 at March 31, 2006 and 2005, respectively. The aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $55,000 and $487,000, respectively. Exercise of stock options during first quarter 2006 and 2005 resulted in cash receipts of $88,000 and $363,000, respectively. The total fair value of options that vested in first quarter 2005 was $206,000.

Note 3. Comprehensive Income

The components of other comprehensive income (loss) are as follows:

For the quarter ended March 31, 2006	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	($4,352)	$1,585	($2,767)
Less reclassification adjustment for net gains arising during the period	78	(25)	53

Net unrealized losses	(4,430)	1,610	(2,820)
Change in minimum pension liability	(304)	106	(198)

Other comprehensive loss, net	($4,734)	$1,716	($3,018)

For the quarter ended March 31, 2005	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	($7,577)	$2,730	($4,847)
Less reclassification adjustment for net gains arising during the period	28	(10)	18

Other comprehensive loss, net	($7,605)	$2,740	($4,865)

Note 4. Statement of Cash Flow Information.

	For the three months ended March 31,
	2006	2005
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$769	$0
Cash paid during the period for interest	11,054	6,854

Note 5. Earnings Per Share.

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends including the stock dividend declared on June 15, 2005, payable on August 16, 2005 to shareholders of record on July 29, 2005. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31,
(In thousands except per share data)	2006	2005
Income applicable to common stock	$4,692	$4,568

Weighted average number of common shares outstanding - basic	21,055	21,701
Stock options	176	189

Weighted average number of common shares and common share equivalents - diluted	21,231	21,890

Basic earnings per share	$0.22	$0.21

Diluted earnings per share	$0.22	$0.21

Options to purchase 439,594 shares of common stock at a weighted average price of $16.31 per share were outstanding and were not included in the computation of diluted earnings per share in first quarter 2006 because the option price was greater than the average market price. Options to purchase 226,002 shares of common stock at a weighted average price of $16.71 per share were outstanding and were not included in the computations of diluted earnings per share in first quarter 2005.

Note 6. Investment Securities

AVAILABLE FOR SALE	March 31, 2006				December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$117,063	$0	($3,590)	$113,473	$160,421	$0	$(3,039)	$157,382
Mortgage-backed securities	270,363	9	(10,306)	260,066	293,179	27	(7,402)	285,804
Obligations of states and political subdivisions	45,717	480	(220)	45,977	45,396	549	(226)	45,719
Other debt securities	8,082	16	(238)	7,860	8,084	13	(166)	7,931
Other equity securities	16,189	2,207	(196)	18,200	16,231	3,069	(233)	19,067

	$457,414	$2,712	$(14,550)	$445,576	$523,311	$3,658	$(11,066)	$515,903

HELD TO MATURITY	March 31, 2006				December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and
U.S. government agencies	$38,537	$0	$(1,168)	$37,369	$38,532	$0	$(834)	$37,698
Mortgage-backed securities	46,917	9	(1,553)	45,373	49,277	13	(1,111)	48,179
Obligations of states and political subdivisions	65,089	128	(1,021)	64,196	64,143	142	(1,116)	63,169
Other	1,613	—	(72)	1,541	2,617	—	(26)	2,591

	$152,156	$137	$(3,814)	$148,479	$154,569	$155	$(3,087)	$151,637

	March 31, 2006
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$13,998	$13,942	$19,772	$19,595
Due after one year through five years	98,230	96,276	37,593	36,497
Due after five years through ten years	51,578	50,280	36,710	35,986
Due after ten years	7,056	6,812	11,164	11,028

	170,862	167,310	105,239	103,106
Mortgage-backed securities	270,363	260,066	46,917	45,373
Other investments	16,189	18,200	—	—

Total securities	$457,414	$445,576	$152,156	$148,479

Note 7. Loans.

	March 31, 2006	December 31, 2005
	(in thousands)
Commercial	$697,324	$679,840
Real estate-construction	77,675	68,325
Real estate-mortgage	259,468	256,621
Installment	300,187	302,236

Total loans	1,334,654	1,307,022

Plus: deferred costs	5,745	5,745

Loans net of deferred costs	1,340,399	1,312,767

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2006 and 2005, and the average recorded investment in impaired loans during the three months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding three months)
March 31, 2006	$ 3.7 million	$1.0 million	$ 3.9 million
March 31, 2005	$12.3 million	$4.3 million	$11.9 million

Interest received on impaired loans may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $8,000 in the first three months of 2006. Interest that would have accrued had the loans performed under original terms would have been $96,000 for the first three months of 2006. The decline in impaired loans from March 31, 2005 to March 31, 2006 is due to the settlement of the litigation concerning the commercial lease pools that is further discussed in Note 10.

Note 8. Postretirement Health Care Benefits

The components of net periodic postretirement benefit cost are as follows:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Service cost	$0	$15
Interest cost	0	10
Expected return on plan assets	—	—
Amortization of prior service cost	0	(2)
Amortization of unrecognized net actuarial loss	0	12
Amortization of transition obligation	0	1

Net periodic benefit expense	$0	$36

In December 2005, the Company terminated its post retirement benefit plan; therefore, there will be no contribution in 2006.

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Service cost	$6	$5
Interest cost	12	12
Amortization of prior service cost	11	12

Net periodic benefit expense	$29	$29

The Company made contributions of $37,000 to the plan in the three months ended March 31, 2006 and does not expect to make any more contributions in 2006.

Note 10. Commitments and Contingencies

Litigation

As the Company has disclosed in its periodic reports filed with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K”), the Company was involved in legal proceedings concerning four separate portfolios of predominately commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

On July 20, 2005, Lakeland entered into a settlement agreement with RLI Insurance Company and one remaining party in Lakeland’s claims related to the CMC matter. Pursuant to the settlement agreements Lakeland was paid an aggregate of $3,315,000 and the parties executed mutual releases. As a result of the settlements, Lakeland’s nonperforming assets were reduced by $6.4 million and no additional loan loss provision was required. A charge-off of $3.0 million was recorded in the third quarter of 2005.

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

Note 11. Common Stock

On June 16, 2005, the Company announced a stock buyback plan for the purchase of up to 787,500 shares over the following year. As of March 31, 2006, the Company had purchased 558,952 shares under this plan.

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q has been adjusted retroactively for the effects of stock dividends.

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

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested its goodwill as of December 31, 2005 and determined that it is not impaired.

Results of Operations

(First Quarter 2006 Compared to First Quarter 2005)

Net Income

Net income for the first quarter of 2006 was $4.7 million, compared to $4.6 million for the same period in 2005, an increase of $124,000 or 3%. Diluted earnings per share were $0.22 for the first quarter of 2006, a $0.01 or 5% increase over what was reported for the same period last year. Return on Average Assets was 0.86% and Return on Average Equity was 10.00% for the first quarter 2006.

Net Interest Income

Net interest income on a tax equivalent basis for first quarter 2006 was $17.1 million, representing a $1.0 million or 6% decrease from the $18.1 million earned in the first quarter of 2005. The decrease in net interest income primarily results from an increase in the cost of interest-bearing liabilities from 1.74% in the first quarter of 2005 to 2.68% in 2006. The net interest margin declined from 3.83% in first quarter of 2005 to 3.46% in the first quarter of 2006 because the yield on interest earning assets did not increase as much as the cost of interest-bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the three months ended, March 31, 2006			For the three months ended, March 31, 2005
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,317,631	$21,098	6.49%	$1,172,273	$17,549	6.07%
Taxable investment securities	561,660	5,742	4.09%	623,707	6,049	3.88%
Tax-exempt securities	111,388	1,557	5.59%	97,304	1,402	5.76%
Federal funds sold (B)	10,602	101	3.81%	25,023	131	2.09%

Total interest-earning assets	2,001,281	28,498	5.75%	1,918,307	25,131	5.29%

Noninterest-earning assets:
Allowance for loan and lease losses	(13,137)			(16,739)
Other assets	219,556			232,998

TOTAL ASSETS	$2,207,700			$2,134,566

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$336,064	$839	1.01%	$356,540	$465	0.53%
Interest-bearing transaction accounts	702,590	4,030	2.33%	693,593	2,412	1.41%
Time deposits	454,104	3,770	3.32%	387,720	2,204	2.27%
Borrowings	222,458	2,766	4.97%	186,961	1,952	4.18%

Total interest-bearing liabilities	1,715,216	11,405	2.68%	1,624,814	7,033	1.74%

Noninterest-bearing liabilities:
Demand deposits	290,368			305,753
Other liabilities	11,790			10,479
Stockholders’ equity	190,326			193,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,207,700			$2,134,566

Net interest income/spread		17,093	3.08%		18,098	3.55%
Tax equivalent basis adjustment		545			491

NET INTEREST INCOME		$16,548			$17,607

Net interest margin (C)			3.46%			3.83%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $25.1 million in first quarter 2005 to $28.5 million in 2006, an increase of $3.4 million or 13%. The increase in interest income was due to an increase in average interest-earning assets of $83.0 million or 4% and to a 46 basis point increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 5.29% in first quarter 2005 to 5.75% in first quarter 2006 as a result of the increasing rate environment and because of a change in mix in interest-earning assets. Loans as a percent of interest-earning assets increased from 61% in first quarter 2005 to 66% in 2006 while investment securities as a percent of interest-earning assets decreased from 38% in first quarter 2005 to 34% in first quarter 2006.

Total interest expense increased from $7.0 million in first quarter 2005 to $11.4 million in first quarter 2006, an increase of $4.4 million. Average interest-bearing liabilities increased $90.4 million, and the cost of funds increased 94 basis points to 2.68% due to the increasing rate environment and a change in the mix of interest-bearing liabilities. Liabilities shifted from lower cost core deposits to higher cost time deposits and borrowings. Average savings accounts as a percent of interest-bearing liabilities decreased from 22% in first quarter 2005 to 20% in first quarter 2006. Average interest-bearing transaction accounts declined from 43% of average interest-bearing liabilities in first quarter 2005 to 41% of average interest-bearing liabilities in 2006. Additionally, average noninterest-bearing deposit accounts declined $15.4 million from $305.8 million in first quarter 2005 to $290.4 million in 2006. Total borrowings increased from $186.9 million, or 12% of interest-bearing liabilities, in first quarter 2005 to $222.5 million, or 13% of interest-bearing liabilities, in first quarter 2006. The Company increased its other borrowings to fund loan growth. These borrowings typically pay a higher rate than the Company’s deposits. Time deposits as a percent of total interest-bearing liabilities increased from 24% to 26% during the same time period. Time deposits generally pay a higher rate than core deposits.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses decreased to $332,000 for the first quarter of 2006 from $783,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first quarter of 2006, the Company charged off loans of $392,000 and recovered $121,000 in previously charged off loans compared to $1.2 million and $204,000, respectively, during the same period in 2005. The lower provision reflects lower net charge-offs during first quarter 2006 and an improvement in asset quality from first quarter 2005 to first quarter 2006. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $948,000 or 27% from first quarter 2005 to first quarter 2006. Service charges on deposit accounts increased $659,000 or 35% from first quarter 2005 to first quarter 2006 as a result of fee income received from implementing a new overdraft protection product in second quarter 2005. Commissions and fees increased from $735,000 in first quarter 2005 to $894,000 in first quarter 2006 due to an increase in investment services brokerage income. Gains on sales of investment securities increased from $28,000 in first quarter 2005 to $78,000 in 2006 resulting from a sale of lower yielding securities and certain equity securities during first quarter 2006. Leasing income decreased from $501,000 in first quarter 2005 to $181,000 in 2006 primarily as a result of a decline in fees from brokered transactions from first quarter 2005 to first quarter 2006 because Lakeland retained a larger percentage of leases for its own portfolio in first quarter 2006. Other income increased from $84,000 to $482,000 primarily as a result of a $361,000 gain on the sale of a branch office of Lakeland.

Noninterest Expense

Noninterest expense increased from $13.7 million in the first quarter of 2005 to $13.8 million in the first quarter of 2006, an increase of $122,000 or 1%. Salaries and employee benefits increased $528,000 from $7.1 million in the first quarter 2005 to $7.6 million in 2006 as a result of normal salary and benefit increases and staff increases made generally to generate growth in loans and other income producing areas. Net occupancy expense decreased from first quarter 2005 to first quarter 2006 by $114,000, primarily as a result of less snow removal costs in first quarter 2006 than 2005 and lower costs due to three branches that were closed in fourth quarter 2005. Legal fees decreased from $223,000 in the first quarter of 2005 to $172,000 in the first quarter of 2006 resulting from a decline in litigation costs related to the purchased lease pools previously discussed in Note 10. Marketing expense increased from $341,000 in first quarter 2005 to $411,000 in 2006 resulting from management’s decision to increase the market’s awareness of Lakeland with an ultimate goal of increasing the Company’s marketshare in the communities it serves. Other expenses decreased $350,000 or 13% to $2.3 million which included declines in audit expense, expense related to the operation of our ATMs, and telephone expense. These expenses declined as a result of the renegotiation of certain costs and improvements in technology.

Financial Condition

The Company’s total assets decreased $43.4 million or 2% from $2.206 billion at December 31, 2005, to $2.163 billion at March 31, 2006. Sales and maturities of investment securities were used to fund loan growth and declines in deposits. Total deposits decreased from $1.798 billion on December 31, 2005 to $1.762 billion on March 31, 2006, a decrease of $35.9 million or 2%. The decline in deposits included an $8 million decline related to the sale of one of Lakeland’s branch offices. Additionally, customer repurchase agreements increased $7.6 million from December 31, 2005 to March 31, 2006.

Loans

Gross loans increased from $1.307 billion on December 31, 2005 to $1.335 billion on March 31, 2006, an increase of $27.6 million, or 2%. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Non-performing loans:
Non-accrual loans	$4,585	$3,907	$12,766
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	4,585	3,907	12,766
Other real estate owned	—	—	650

TOTAL NON-PERFORMING ASSETS	$4,585	$3,907	$13,416

Loans past due 90 days or more and still accruing	$1,393	$5,127	$887

Non-accrual loans increased from $3.9 million on December 31, 2005 to $4.6 million, or 0.21% of total assets, on March 31, 2006. Non-accrual loans decreased $8.2 million from March 31, 2005 to March 31, 2006 as a result of Lakeland’s settlement with the remaining parties in Lakeland’s claims on the purchased commercial lease pools which are more fully described in Note 10 - Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at March 31, 2006 decreased $3.7 million to $1.4 million from $5.1 million on December 31, 2005 resulting from the renewal of a credit line that was past due over 90 days on December 31, 2005. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On March 31, 2006, the Company had $3.7 million in impaired loans (including $3.1 million in non-accrual loans) compared to $3.7 million at year-end 2005. For more information on these loans see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $1.0 million has been allocated to the allowance for loan and lease losses for impairment at March 31, 2006. At March 31, 2006, the Company also had $11.2 million in loans that were rated substandard and not classified as non-performing or impaired.

There were no loans at March 31, 2006, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Balance of the allowance at the beginning of the year	$13,173	$16,638	$16,638

Loans charged off:
Commercial	—	4,350	713
Home Equity and consumer	386	1,923	441
Real estate—mortgage	—	—	—

Total loans charged off	386	6,273	1,154

Recoveries:
Commercial	31	753	101
Home Equity and consumer	84	499	103
Real estate—mortgage	—	1	—

Total Recoveries	115	1,253	204

Net charge-offs:	271	5,020	950
Provision for loan and lease losses	332	1,555	783

Ending balance	$13,234	$13,173	$16,471

Ratio of annualized net charge-offs to average loans outstanding	0.08%	0.62%	0.32%
Ratio of allowance at end of period as a percentage of period end total loans	0.99%	1.00%	1.39%

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2006. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $670.5 million on December 31, 2005 to $597.7 million on March 31, 2006, a decrease of $72.8 million, or 11% which included sales and maturities of securities used to fund loan growth and declines in deposits.

Deposits

Total deposits decreased from $1.798 billion on December 31, 2005 to $1.762 billion on March 31, 2006, a decrease of $35.9 million, or 2%. Noninterest-bearing demand deposits decreased from $312.5 million on December 31, 2005 to $292.7 million on March 31, 2006, a decline of $19.8 million or 6%. Savings and interest-bearing transaction accounts decreased from $1.038 billion on December 31, 2005 to $1.023 billion on March 31, 2006, a decrease of $15.0 million. Total core deposits, which consist of noninterest-bearing deposits and savings and interest-bearing transaction accounts, decreased by $34.8 million to $1.316 billion.

Liquidity

Cash and cash equivalents, totaling $54.4 million on March 31, 2006, increased $1.6 million from December 31, 2005. Operating activities, principally the result of the Company’s net income, provided $9.3 million in net cash. Investing activities provided $30.3 million in net cash, primarily reflecting sales and maturities of investment securities exceeding the use of funds for investment security purchases and loan originations. Financing activities used $38.0 million in net cash, reflecting a decrease in deposits of $28.0 million (net of the proceeds from the sale of the branch) and paydowns of federal funds purchased offset by increases in long-term borrowings from the Federal Home Loan Bank. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At March 31, 2006, the Company had outstanding loan origination commitments of $383.8 million. These commitments include $341.0 million that mature within one year; $19.8 million that mature after one but within three years; $2.8 million that mature after three but within five years and $20.2 million that mature after five years. The Company also had $7.2 million in letters of credit outstanding at March 31, 2006. This included $6.3 million that are maturing within one year and $876,000 that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $139.9 million.

Capital Resources

Stockholders’ equity decreased from $191.8 million on December 31, 2005 to $189.0 million on March 31, 2006. Book value per common share decreased to $9.01 on March 31, 2006 from $9.08 on December 31, 2005. The decrease in stockholders’ equity from December 31, 2005 to March 31, 2006 was primarily due to the increase in accumulated other comprehensive loss from ($4.4) million on December 31, 2005 to ($7.9) million on March 31, 2006 resulting from a decline in the market value of the Company’s available for sale portfolio. Also contributing to a decline in equity is an increase in treasury stock from $20.2 million on December 31, 2005 to $22.4 million on March 31, 2006, resulting from purchasing shares under the Company’s stock buyback program. Also contributing to the change in stockholders equity was net income, which was partially offset by dividends paid to shareholders.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiaries’ financial statements. Management believes, as of March 31, 2006, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2006, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio March 31, 2006	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2006	Total Capital to Risk-Weighted Assets Ratio March 31, 2006
The Company	7.49%	11.45%	12.40%
Lakeland Bank	6.93%	10.61%	11.57%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

Recently Adopted Accounting Pronouncements

As further discussed in Note 2 – Stock Based Compensation, the Company adopted SFAS No. 123(R), “Share-Based Payments” on January 1, 2006 using a modified method of prospective application. Prior to adopting SFAS No. 123(R), the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 permitted entities to account for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued for Employees.” Under SFAS No. 123, entities were required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

On May 13, 2005, the Company accelerated the vesting of 460,774 stock options, representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on May 13, 2005. The Company’s decision to accelerate the vesting of these options was part of a review by the Board of Directors of the Company’s incentive compensation program and upcoming changes in the accounting for stock options. Compensation expense that would have been recorded absent the accelerated vesting was approximately $1.3 million net of taxes, $644,000 of which would have been recorded in 2006.

Because the Company’s options are fully vested, there was no impact on compensation expense or net income for the first quarter of 2006. The Company did not grant any stock options in the first quarter of 2006.

When the Company does issue stock options, it anticipates that it will use the Black-Scholes method of pricing stock options and will recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

The Company is still considering whether it will continue to issue incentive stock options, or whether it will issue an alternative compensation vehicle such as restricted stock.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At March 31, 2006, the cumulative one-year gap was $(222.8) million or (10%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at March 31, 2006 was $324.5 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (11.8%) and would increase 4.2% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (3.9%), and would increase 4.0% for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As the Company has disclosed in its periodic reports filed with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K”), the Company was involved in legal proceedings concerning four separate portfolios of predominately commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, the Company and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

On July 20, 2005, Lakeland entered into a settlement agreement with RLI Insurance Company and one remaining party in Lakeland’s claims related to the CMC matter. Pursuant to the settlement agreements Lakeland was paid an aggregate of $3,315,000 and the parties executed mutual releases. As a result of the settlements, Lakeland’s nonperforming assets were reduced by $6.4 million and no additional loan loss provision was required. A charge-off of $3.0 million was recorded in the third quarter of 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2005, the Company announced a stock buyback plan for the purchase of up to 787,500 shares over the following year. As of March 31, 2006, the Company had purchased 558,952 shares under this plan.

Information concerning the first quarter 2006 stock repurchases is set forth below.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1: January 1 through 31, 2006	55,750	$14.72	55,750	330,648

Month 2: February 1 through 28, 2006	52,200	$15.65	52,200	278,448

Month 3: March 1 through 31, 2006	49,900	$15.40	49,900	228,548

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

May 9, 2006

Date