Form 10-Q
period 2006-06-30
LAKELAND BANCORP INC
filed 2006-08-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2006

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

Large accelerated filer [ ]    Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes [ ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2006 there were 22,009,656 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2006 (unaudited)	December 31, 2005
	(dollars in thousands)
Cash	$48,578	$42,639
Federal funds sold and Interest-bearing deposits due from banks	7,937	10,176

Total cash and cash equivalents	56,515	52,815

Investment securities available for sale	436,493	515,903
Investment securities held to maturity; fair value of $147,358 in 2006 and $151,637 in 2005	151,988	154,569
Loans, net of deferred costs	1,426,018	1,312,767
Less: allowance for loan and lease losses	13,067	13,173

Net loans	1,412,951	1,299,594
Premises and equipment - net	32,459	32,428
Accrued interest receivable	8,542	8,851
Goodwill and other identifiable intangible assets	92,648	93,395
Bank owned life insurance	36,077	35,479
Other assets	14,987	12,999

TOTAL ASSETS	$2,242,660	$2,206,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$308,567	$312,529
Savings and interest-bearing transaction accounts	1,027,303	1,038,038
Time deposits under $100 thousand	280,799	293,293
Time deposits $100 thousand and over	176,952	154,300

Total deposits	1,793,621	1,798,160
Federal funds purchased and securities sold under agreements to repurchase	130,378	103,199
Long-term debt	61,711	45,061
Subordinated debentures	56,703	56,703
Other liabilities	10,656	11,129

TOTAL LIABILITIES	2,053,069	2,014,252

Commitments and contingencies
Stockholders' equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 23,564,454 at June 30, 2006 and December 31, 2005; outstanding shares, 22,009,133 at June 30, 2006 and 21,121,923 at December 31, 2005	242,672	226,322
Accumulated deficit	(20,444)	(9,514)
Treasury stock, at cost, 1,555,321 shares in 2006 and 1,386,434 shares in 2005	(22,779)	(20,176)
Accumulated other comprehensive loss	(9,858)	(4,851)

TOTAL STOCKHOLDERS' EQUITY	189,591	191,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,242,660	$2,206,033

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiary

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$22,750	$18,424	$43,848	$35,973
Federal funds sold and interest-bearing deposits with banks	133	89	234	220
Taxable investment securities	5,053	5,686	10,795	11,735
Tax-exempt investment securities	996	865	2,008	1,776

TOTAL INTEREST INCOME	28,932	25,064	56,885	49,704

INTEREST EXPENSE
Deposits	9,491	5,368	18,130	10,449
Federal funds purchased and securities sold under agreements to repurchase	985	851	2,284	1,386
Long-term debt	1,735	1,418	3,202	2,835

TOTAL INTEREST EXPENSE	12,211	7,637	23,616	14,670

NET INTEREST INCOME	16,721	17,427	33,269	35,034
Provision for loan and lease losses	319	327	651	1,110

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,402	17,100	32,618	33,924
NONINTEREST INCOME
Service charges on deposit accounts	2,721	2,357	5,264	4,241
Commissions and fees	920	731	1,814	1,466
Gains on the sales of investment securities	0	100	78	128
Income on bank owned life insurance	308	305	607	602
Leasing income	282	159	463	660
Other income	93	72	575	156

TOTAL NONINTEREST INCOME	4,324	3,724	8,801	7,253

NONINTEREST EXPENSE
Salaries and employee benefits	7,672	7,142	15,305	14,247
Net occupancy expense	1,291	1,212	2,724	2,759
Furniture and equipment	1,133	1,115	2,285	2,210
Stationery, supplies and postage	403	476	815	906
Legal fees	70	224	242	447
Marketing expense	423	534	834	875
Core deposit intangible amortization	298	303	601	606
Other expenses	2,127	2,227	4,404	4,854

TOTAL NONINTEREST EXPENSE	13,417	13,233	27,210	26,904

Income before provision for income taxes	7,309	7,591	14,209	14,273
Provision for income taxes	2,254	2,454	4,462	4,568

NET INCOME	$5,055	$5,137	$9,747	$9,705

EARNINGS PER SHARE
Basic	$0.23	$0.23	$0.44	$0.43

Diluted	$0.23	$0.23	$0.44	$0.42

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
NET INCOME	$5,055	$5,137	$9,747	$9,705
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	(1,989)	3,420	(4,756)	(1,427)
Less: reclassification for gains included in net income	(0)	65	53	83
Increase in minimum pension liability, net	0	0	(198)	0

Other Comprehensive Income (Loss)	(1,989)	3,355	(5,007)	(1,510)

TOTAL COMPREHENSIVE INCOME	$3,066	$8,492	$4,740	$8,195

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2004	21,374,570	$208,933	($3,847)	($10,878)	$340	$194,548
Net Income 2005			20,221			20,221
Other comprehensive loss net of tax					(5,191)	(5,191)
Exercise of stock options		(192)		800		608
Stock dividend	1,067,767	17,581	(17,581)			—
Cash dividends			(8,307)		—	(8,307)
Purchase of treasury stock				(10,098)		(10,098)

BALANCE DECEMBER 31, 2005	22,442,337	$226,322	($9,514)	($20,176)	($4,851)	$191,781
Net Income, first six months of 2006			9,747			9,747
Other comprehensive loss net of tax					(5,007)	(5,007)
Exercise of stock options		(122)		541		419
Stock dividend	1,122,117	16,472	(16,472)			—
Cash dividends			(4,205)			(4,205)
Purchase of treasury stock				(3,144)		(3,144)

BALANCE June 30, 2006 (UNAUDITED)	23,564,454	$242,672	($20,444)	($22,779)	($9,858)	$189,591

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the six months ended June 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,747	$9,705
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	369	542
Depreciation and amortization	2,360	2,354
Provision for loan and lease losses	651	1,110
Gain on sales and calls of securities	(78)	(128)
Gain on sale of branch	(361)	—
Decrease in other assets	537	192
Increase (decrease) in other liabilities	(790)	718

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,435	14,493

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	41,479	73,564
Held to maturity	11,930	18,308
Proceeds from sales of securities:
Available for sale	53,338	46,366
Held to maturity	—	715
Purchase of securities:
Available for sale	(23,162)	(31,686)
Held to maturity	(9,435)	(3,808)
Net increase in loans	(113,973)	(41,193)
Proceeds from sale of branch, net	(7,326)	—
Capital expenditures	(1,983)	(1,625)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(49,132)	60,641

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,453	(36,824)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	27,179	(7,747)
Repayments of long-term debt	(3,350)	(7,232)
Issuance of long-term debt	20,000	10,000
Purchase of treasury stock	(3,144)	(5,195)
Exercise of stock options	419	440
Excess tax benefits from stock based compensation	45	—
Dividends paid	(4,205)	(4,132)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,397	(50,690)

Net increase in cash and cash equivalents	3,700	24,444
Cash and cash equivalents, beginning of year	52,815	55,346

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,515	$79,790

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

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2006 presentation.

Note 2. Stock-Based Compensation

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized options to purchase up to 2,149,875 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company has no option awards with market or performance conditions attached to them. Although the Company’s stock option program does allow for the grant of restricted shares, only stock options have been granted under the plan. The Company generally issues shares for option exercises from its treasury stock.

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

On May 13, 2005, the Company accelerated the vesting of 483,812 stock options, representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on May 13, 2005. The Company’s decision to accelerate the vesting of these options was part of a review by the Board of Directors of the Company’s incentive compensation program and upcoming changes in the accounting for stock options. Compensation expense that would have been recorded absent the accelerated vesting was approximately $1.3 million net of taxes, $644,000 of which would have been recorded in 2006. In December 2005, the Company granted options to purchase 164,308 shares of common stock to key employees at an exercise price of $14.94 per share. These options vested immediately.

The Company adopted SFAS No. 123(R), “Share-Based Payments” on January 1, 2006 using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. All options were fully vested as of December 31, 2005. The Company granted no options in the first half of 2006. Because all of the Company’s stock options are fully vested, there was no impact on income from continuing operations, income before taxes, net income or basic and diluted earnings per share from adopting SFAS No. 123(R). Results for 2005 have not been restated.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. A $45,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).

The following table illustrates the effect on net income and earnings per share as if the fair value recognition method had been applied for the three months and six months ended June 30, 2005 (in thousands, except per share amounts):

	For the Three Months ended June 30, 2005	For the Six Months ended June 30, 2005
Net income, as reported	$5,137	$9,705
Add: Stock-based compensation programs recorded as expense, net of tax	—	—
Deduct: Stock-based compensation costs determined under fair value based method for all awards, net of tax	1,984	2,176

Pro forma net income	$3,153	$7,529

Earnings per share:
Basic, as reported	$0.23	$0.43
Basic, pro forma	$0.14	$0.33

Diluted, as reported	$0.23	$0.42
Diluted, pro forma	$0.14	$0.33

Option activity under the Company’s stock option plans as of June 30, 2006 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2006	1,218,247	$12.82
Granted	0	0.00
Exercised	(51,770)	8.10
Forfeited	(10,148)	15.53

Outstanding, end of quarter	1,156,329	$13.01	6.69	$2,496,416

Options exercisable at June 30, 2006	1,156,329		6.69	$2,496,416

Vested and expected to vest at June 30, 2006	1,156,329		6.69	$2,496,416

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in the money options).

Stock options outstanding were 1,156,329 and 1,098,351 at June 30, 2006 and 2005, respectively. The aggregate intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005 was $277,000 and $620,000, respectively. Exercise of stock options during first quarter 2006 and 2005 resulted in cash receipts of $419,000 and $440,000, respectively. The total fair value of options that vested in the first half of 2005 was $412,000.

Note 3. Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	June 30, 2006			June 30, 2005
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	($3,164)	$1,175	($1,989)	$5,351	($1,931)	$3,420
Less reclassification adjustment for net gains arising during the period	0	(0)	(0)	100	(35)	65

Net unrealized gains (losses)	($3,164)	$1,175	($1,989)	$5,251	($1,896)	$3,355
Change in minimum pension liability	0	0	0	0	0	0

Other comprehensive income (loss), net	($3,164)	$1,716	($1,989)	$5,251	$1,716	$3,355

For the six months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	($7,516)	$2,760	($4,756)	($2,226)	$799	($1,427)
Less reclassification adjustment for net gains arising during the period	78	(25)	53	128	(45)	83

Net unrealized losses	($7,594)	$2,785	($4,809)	($2,354)	$844	($1,510)
Change in minimum pension liability	(304)	106	(198)

Other comprehensive loss, net	($7,898)	$2,891	($5,007)	($2,354)	$1,716	($1,510)

Note 4. Statement of Cash Flow Information.

	For the six months ended June 30,
	2006	2005
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$4,334	$3,533
Cash paid during the period for interest	23,452	14,270

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends including the stock dividend declared on July 12, 2006, payable on August 16, 2006 to shareholders of record on July 31, 2006. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands except per share data)	2006	2005	2006	2005
Income applicable to common stock	$5,055	$5,137	$9,747	$9,705

Weighted average number of common shares outstanding - basic	22,018	22,651	22,062	22,718
Stock options	137	162	150	173

Weighted average number of common shares and common share equivalents - diluted	22,155	22,812	22,212	22,891

Basic earnings per share	$0.23	$0.23	$0.44	$0.43

Diluted earnings per share	$0.23	$0.23	$0.44	$0.42

Options to purchase 702,120 shares of common stock at a weighted average price of $15.08 per share were outstanding and were not included in the computation of diluted earnings per share in second quarter 2006 because the option price was greater than the average market price. Options to purchase 716,157 shares of common stock at a weighted average price of $14.85 per share were outstanding and were not included in the computations of diluted earnings per share in second quarter 2005.

Options to purchase 537,529 shares of common stock at a weighted average price of $15.39 per share were outstanding and were not included in the computation of diluted earnings per share for year-to-date 2006 because the option price was greater than the average market price. Options to purchase 411,896 shares of common stock at a weighted average price of $15.52 per share were outstanding and were not included in the computations of diluted earnings per share for year-to-date 2005.

Note 6. Investment Securities

AVAILABLE FOR SALE	June 30, 2006				December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and
U.S. government agencies	$119,031	$0	($4,053)	$114,978	$160,421	$0	$(3,039)	$157,382
Mortgage-backed securities	260,370	9	(12,151)	248,228	293,179	27	(7,402)	285,804
Obligations of states and political subdivisions	43,689	334	(406)	43,617	45,396	549	(226)	45,719
Other debt securities	8,079	18	(408)	7,689	8,084	13	(166)	7,931
Other equity securities	20,248	2,127	(394)	21,981	16,231	3,069	(233)	19,067

	$451,417	$2,488	$(17,412)	$436,493	$523,311	$3,658	$(11,066)	$515,903

HELD TO MATURITY	June 30, 2006				December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$38,542	$0	$(1,366)	$37,176	$38,532	$0	$(834)	$37,698
Mortgage-backed securities	44,686	5	(1,840)	42,851	49,277	13	(1,111)	48,179
Obligations of states and political subdivisions	66,641	86	(1,400)	65,327	64,143	142	(1,116)	63,169
Other	2,119	—	(115)	2,004	2,617	—	(26)	2,591

	$151,988	$91	$(4,721)	$147,358	$154,569	$155	$(3,087)	$151,637

	June 30, 2006
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$20,205	$20,145	$22,177	$22,127
Due after one year through five years	97,965	95,513	44,041	42,664
Due after five years through ten years	40,253	38,960	31,314	30,235
Due after ten years	12,376	11,666	9,770	9,481

	170,799	166,284	107,302	104,507
Mortgage-backed securities	260,370	248,228	44,686	42,851
Other investments	20,248	21,981	—	—

Total securities	$451,417	$436,493	$151,988	$147,358

Management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. In its evaluation, management considered the types of securities including if the securities were US government issued, and what the credit rating was on the securities. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. These securities include US government agency securities and mortgage backed securities whose market values are sensitive to interest rates. The corporate securities and the obligations of state and political subdivisions listed in the above table all are investment grade securities.

Note 7. Loans.

	June 30, 2006	December 31, 2005
	(in thousands)
Commercial	$757,217	$679,840
Real estate-construction	90,096	68,325
Real estate-mortgage	261,060	256,621
Installment	311,867	302,236

Total loans	1,420,240	1,307,022

Plus: deferred costs	5,778	5,745

Loans net of deferred costs	1,426,018	1,312,767

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2006 and 2005, and the average recorded investment in impaired loans during the six months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding six months)
June 30, 2006	$ 4.0 million	$1.0 million	$ 3.9 million
June 30, 2005	$10.9 million	$4.5 million	$11.4 million

Interest received on impaired loans may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $20,000 in the first six months of 2006. Interest that would have accrued had the loans performed under original terms would have been $147,000 for the first six months of 2006. The decline in impaired loans from June 30, 2005 to June 30, 2006 is due to the settlement of the litigation concerning the commercial lease pools that is further discussed in Note 10.

Note 8. Postretirement Health Care Benefits

The components of net periodic postretirement benefit cost are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Service cost	$0	$15	$0	$30
Interest cost	0	10	0	20
Expected return on plan assets	0	—	—	—
Amortization of prior service cost	0	(2)	0	(4)
Amortization of unrecognized net actuarial loss	0	12	0	24
Amortization of transition obligation	0	1	0	2

Net periodic benefit expense	$0	$36	$0	$72

In December 2005, the Company terminated its post retirement benefit plan; therefore, there will be no contribution in 2006.

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Service cost	$6	$5	$12	$10
Interest cost	11	12	23	24
Amortization of prior service cost	12	12	23	24

Net periodic benefit expense	$29	$29	$58	$58

The Company made contributions of $37,000 to the plan in the six months ended June 30, 2006 and does not expect to make any more contributions in 2006.

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

Note 11. Common Stock

On June 16, 2005, the Company announced a stock buyback plan for the purchase of up to 826,875 shares over the following year. The Company purchased 641,814 shares under this plan. The plan expired on June 16, 2006. On July 12, 2006, the Company announced a stock buyback plan for the purchase of up to 500,000 shares over the following year.

Note 12. Recently Issued Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN No. 48 will have on its consolidated financial position or results of operations.

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q has been adjusted retroactively for the effects of stock dividends, including the five percent stock dividend declared on July 12, 2006 payable on August 16, 2006 to shareholders of record July 31, 2006.

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

In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities and competitive factors; changes in the conditions of the capital markets in general and in the capital markets for financial institutions in particular and the impact of the war in Iraq or elsewhere on such markets; and the extent and timing of legislative and regulatory actions and reforms.

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

Results of Operations

(Second Quarter 2006 Compared to Second Quarter 2005)

Net Income

Net income for the second quarter of 2006 was $5.1 million, substantially the same as what was reported for the same period in 2005. Diluted earnings per share were $0.23 for the second quarter of 2006 which was equivalent to what was reported for the same period last year. Return on Average Assets was 0.93% and Return on Average Equity was 10.74% for the second quarter 2006.

Net Interest Income

Net interest income on a tax equivalent basis for second quarter 2006 was $17.3 million, representing a $635,000 or 4% decrease from the $17.9 million earned in the second quarter of 2005. The decrease in net interest income primarily results from an increase in the cost of interest-bearing liabilities from 1.90% in the second quarter of 2005 to 2.89% in 2006. The net interest margin declined from 3.77% in second quarter of 2005 to 3.48% in the second quarter of 2006 because the yield on interest earning assets did not increase as much as the cost of interest-bearing liabilities. Due to the current market environment, short-term borrowing and short-term deposit rates have increased more than loan rates. There has also been a shift in deposits from lower yielding core deposits to higher costing time deposits. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the three months ended, June 30, 2006			For the three months ended, June 30, 2005
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,375,278	$22,750	6.64%	$1,200,439	$18,424	6.16%
Taxable investment securities	495,455	5,053	4.08%	596,078	5,686	3.82%
Tax-exempt securities	109,473	1,532	5.60%	93,209	1,331	5.71%
Federal funds sold (B)	9,263	133	5.74%	13,637	89	2.61%

Total interest-earning assets	1,989,469	29,468	5.94%	1,903,363	25,530	5.38%
Noninterest-earning assets:
Allowance for loan and lease losses	(12,737)			(16,876)
Other assets	214,684			228,747

TOTAL ASSETS	$2,191,416			$2,115,234

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$339,334	$1,045	1.24%	$351,297	$473	0.54%
Interest-bearing transaction accounts	697,789	4,415	2.54%	657,618	2,453	1.50%
Time deposits	449,246	4,031	3.59%	393,751	2,442	2.48%
Borrowings	206,311	2,720	5.27%	205,135	2,269	4.42%

Total interest-bearing liabilities	1,692,680	12,211	2.89%	1,607,801	7,637	1.90%

Noninterest-bearing liabilities:
Demand deposits	297,746			304,304
Other liabilities	12,175			11,022
Stockholders’ equity	188,815			192,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,191,416			$2,115,234

Net interest income/spread		17,257	3.05%		17,893	3.47%
Tax equivalent basis adjustment		536			466

NET INTEREST INCOME		$16,721			$17,427

Net interest margin (C)			3.48%			3.77%

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(B) Includes interest-bearing cash accounts.

(C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $25.5 million in second quarter 2005 to $29.5 million in 2006, an increase of $3.9 million or 15%. The increase in interest income was due to an increase in average interest-earning assets of $86.1 million or 5% and to a 56 basis point increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 5.38% in second quarter 2005 to 5.94% in second quarter 2006 as a result of the increasing rate environment and because of a change in mix in interest-earning assets. Loans as a percent of interest-earning assets increased from 63% in second quarter 2005 to 69% in 2006 while investment securities as a percent of interest-earning assets decreased from 36% in second quarter 2005 to 30% in second quarter 2006.

Total interest expense increased from $7.6 million in second quarter 2005 to $12.2 million in second quarter 2006, an increase of $4.6 million. Average interest-bearing liabilities increased $84.9 million, and the cost of funds increased 99 basis points to 2.89% due to the increasing rate environment and a change in the mix of interest-bearing liabilities. Liabilities shifted from lower cost core deposits to higher cost time deposits. Average savings accounts as a percent of interest-bearing liabilities decreased from 22% in second quarter 2005 to 20% in second quarter 2006. Additionally, average noninterest-bearing deposit accounts declined $6.5 million from $304.3 million in second quarter 2005 to $297.7 million in 2006. Time deposits as a percent of total interest-bearing liabilities increased from 24% to 27% during the same time period. Time deposits generally pay a higher rate than core deposits.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses decreased to $319,000 for the second quarter of 2006 from $327,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the second quarter of 2006, the Company charged off loans of $1.2 million and recovered $758,000 in previously charged off loans compared to $635,000 and $379,000, respectively, during the same period in 2005. Recoveries for second quarter 2006 included $518,000 in recoveries related to a sale of previously charged off loans. The lower provision reflects an improvement in asset quality from second quarter 2005 to second quarter 2006. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $600,000 or 16% from second quarter 2005 to second quarter 2006. Service charges on deposit accounts increased $364,000 or 15% from second quarter 2005 to second quarter 2006 as a result of fee income received from implementing a new overdraft protection product in May 2005. Commissions and fees increased from $731,000 in second quarter 2005 to $920,000 in second quarter 2006 due to an increase in investment services brokerage income from $68,000 in second quarter 2005 to $315,000 in 2006. In 2005, Lakeland received commission income on the sales of investment services net of commission expense paid to the licensed sales representatives. In 2006, Lakeland employed its own licensed sales representatives, and as a result, has recorded gross commission income received on the sales of investments and recorded $147,000 in commission expense paid to its sales representatives in salaries and benefits expense. The increase in investment services income was partially offset by a decline in fees on loans. There were no gains or losses on sales of securities in second quarter 2006 compared to $100,000 in gains in second quarter 2005. Leasing income increased from $159,000 in second quarter 2005 to $282,000 in 2006 primarily as a result of an increase in fees from brokered transactions.

Noninterest Expense

Noninterest expense increased from $13.2 million in the second quarter of 2005 to $13.4 million in the second quarter of 2006, an increase of $184,000 or 1%. Salaries and employee benefits increased $530,000 from $7.1 million in the second quarter 2005 to $7.7 million in 2006 as a result of normal salary and benefit increases and staff increases including the licensed investment sales representatives referred to above. Legal fees decreased from $224,000 in the second quarter of 2005 to $70,000 in the second quarter of 2006 resulting from a decline in litigation costs related to the purchased lease pools previously discussed in Note 10. Marketing expense decreased from $534,000 in second quarter 2005 to $403,000 in 2006 resulting from management’s decision to decrease its cable television advertising during second quarter 2006.

(First Six Months of 2006 Compared to First Six Months of 2005)

Net Income

Net income for the first half of 2006 was $9.7 million, equivalent to the $9.7 million reported for the same period in 2005. Diluted earnings per share were $0.44 for the first half of 2006, a $0.02 or 5% increase over what was reported for the same period last year. Return on Average Assets was 0.89% and Return on Average Equity was 10.37% for the first half of 2006.

Net Interest Income

Net interest income on a tax equivalent basis for the first half of 2006 was $34.4 million, representing a $1.6 million or 4.6% decrease from the $36.0 million earned in the first half of 2005. The decrease in net interest income primarily results from an increase in the cost of interest-bearing liabilities from 1.82% in the first half of 2005 to 2.78% in 2006. The net interest margin declined from 3.81% in the first half of 2005 to 3.47% in the first half of 2006 because the yield on interest earning assets did not increase as much as the cost of interest-bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

	For the six months ended, June 30, 2006			For the six months ended, June 30, 2005
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$1,346,613	$43,848	6.57%	$1,186,434	$35,973	6.11%
Taxable investment securities	528,374	10,795	4.09%	609,817	11,735	3.85%
Tax-exempt securities	110,425	3,089	5.60%	95,245	2,732	5.74%
Federal funds sold (B)	9,929	234	4.71%	13,200	220	3.33%

Total interest-earning assets	1,995,341	57,966	5.85%	1,904,696	50,660	5.35%

Noninterest-earning assets:
Allowance for loan and lease losses	(12,935)			(16,809)
Other assets	217,107			236,959

TOTAL ASSETS	$2,199,513			$2,124,846

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$337,709	$1,885	1.13%	$353,905	$937	0.53%
Interest-bearing transaction accounts	700,176	8,444	2.43%	675,506	4,866	1.45%
Time deposits	451,661	7,801	3.45%	390,752	4,646	2.38%
Borrowings	214,340	5,486	5.12%	196,098	4,221	4.30%

Total interest-bearing liabilities	1,703,886	23,616	2.78%	1,616,261	14,670	1.82%

Noninterest-bearing liabilities:
Demand deposits	294,077			305,024
Other liabilities	11,984			10,754
Stockholders’ equity	189,566			192,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,199,513			$2,124,846

Net interest income/spread		34,350	3.06%		35,990	3.53%
Tax equivalent basis adjustment		1,081			956

NET INTEREST INCOME		$33,269			$35,034

Net interest margin (C)			3.47%			3.81%

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(B) Includes interest-bearing cash accounts.

(C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $50.7 million in the first half of 2005 to $58.0 million in 2006, an increase of $7.3 million or 14%. The increase in interest income was due to an increase in average interest-earning assets of $90.6 million or 5% and to a 50 basis point increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 5.35% in the first half of 2005 to 5.85% in the first half of 2006 as a result of the increasing rate environment and a change in mix in interest-earning assets similar to the change in mix described above in the comparison of the results of operations between second quarter 2006 and second quarter 2005.

Total interest expense increased from $14.7 million in the first half of 2005 to $23.6 million in the first half of 2006, an increase of $8.9 million. Average interest-bearing liabilities increased $87.6 million, and the cost of funds increased 96 basis points to 2.78% due to the increasing rate environment and a change in the mix of interest-bearing liabilities. Savings and interest-bearing deposit accounts as a percent of interest-bearing liabilities declined while time deposits and borrowings as a percent of interest-bearing liabilities increased.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses decreased to $651,000 for the first half of 2006 from $1.1 million for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first half of 2006, the Company charged off loans of $1.6 million and recovered $873,000 in previously charged off loans compared to $1.8 million and $582,000, respectively, during the same period in 2005. The lower provision reflects lower net charge-offs during the first half of 2006 and an improvement in asset quality from the first half of 2005 to the first half of 2006. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $1.5 million or 21% from the first half of 2005 to the first half of 2006. Increases in service charges on deposit accounts and commissions and fees resulted from the same factors noted in the comparison of non-interest income between second quarter 2006 and second quarter 2005. Gains on sales of investment securities decreased from $128,000 in the first half of 2005 to $78,000 in 2006. Leasing income decreased from $660,000 in the first half of 2005 to $463,000 in 2006 primarily as a result of a decline in fees from brokered transactions from the first half of 2005 to the first half of 2006. Other income increased from $156,000 to $575,000 primarily as a result of a $361,000 gain on the sale of a branch office of Lakeland during first quarter of 2006.

Noninterest Expense

Noninterest expense increased from $26.9 million in the first half of 2005 to $27.2 million in the first half of 2006, an increase of $306,000 or 1%. Increases in salaries and employee benefits and decreases in legal fees resulted from the same factors noted in the comparison of noninterest expense between second quarter 2006 and second quarter 2005. Other expenses decreased $450,000 or 9% to $4.4 million which included declines in audit expense, expense related to the operation of our ATMs, and telephone expense. These expenses declined as a result of the renegotiation of certain costs and upgrades in technology. Other expenses also declined as a result of merging Newton into Lakeland in late 2005 and from the resulting closure of three branches at the end of 2005.

Financial Condition

The Company’s total assets increased $36.6 million or 2% from $2.206 billion at December 31, 2005, to $2.243 billion at June 30, 2006. Sales and maturities of investment securities were used to fund loan growth. Total deposits decreased from $1.798 billion on December 31, 2005 to $1.793 billion on June 30, 2006, a decrease of $4.5 million or less than 1%. The decline in deposits included an $8 million decline related to the sale of one of Lakeland’s branch offices. Additionally, customer repurchase agreements increased $7.5 million from December 31, 2005 to June 30, 2006.

Loans

Gross loans increased from $1.307 billion on December 31, 2005 to $1.420 billion on June 30, 2006, an increase of $113.2 million, or 9%. The growth in the loan portfolio was primarily in commercial loans which increased from $679.8 million to $757.2 million, an increase of $77.4 million or 11% including $38.8 million in growth in leases from the Company’s leasing division. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Non-performing loans:
Non-accrual loans	$4,007	$3,907	$11,690
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	4,007	3,907	11,690
Other real estate owned	—	—	650

TOTAL NON-PERFORMING ASSETS	$4,007	$3,907	$12,340

Loans past due 90 days or more and still accruing	$174	$5,127	$169

Non-accrual loans increased from $3.9 million on December 31, 2005 to $4.0 million, or 0.18% of total assets, on June 30, 2006. Non-accrual loans decreased $7.7 million from June 30, 2005 to June 30, 2006 as a result of Lakeland’s settlement with the remaining parties in Lakeland’s claims on the purchased commercial lease pools which are more fully described in Note 10 - Commitments and Contingencies in this Quarterly Report on Form 10-Q. Loans past due ninety days or more and still accruing at June 30, 2006 decreased $5.0 million to $174,000 from $5.1 million on December 31, 2005 resulting from the renewal of a credit line that was past due over 90 days on December 31, 2005. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On June 30, 2006, the Company had $4.0 million in impaired loans (including $3.7 million in non-accrual loans) compared to $3.7 million at year-end 2005. For more information on these loans see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $1.0 million has been allocated to the allowance for loan and lease losses for impairment at June 30, 2006. At June 30, 2006, the Company also had $12.3 million in loans that were rated substandard and not classified as non-performing or impaired.

There were no loans at June 30, 2006, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Balance of the allowance at the beginning of the year	$13,173	$16,638	$16,638

Loans charged off:
Commercial	928	4,350	960
Home Equity and consumer	702	1,923	828
Real estate—mortgage	—	—	—

Total loans charged off	1,630	6,273	1,788

Recoveries:
Commercial	645	753	384
Home Equity and consumer	228	499	197
Real estate—mortgage	—	1	1

Total Recoveries	873	1,253	582

Net charge-offs:	757	5,020	1,206
Provision for loan and lease losses	651	1,555	1,110

Ending balance	$13,067	$13,173	$16,542

Ratio of annualized net charge-offs to average loans outstanding	0.11%	0.62%	0.20%
Ratio of allowance at end of period as a percentage of period end total loans	0.92%	1.00%	1.36%

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2006. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $670.5 million on December 31, 2005 to $588.5 million on June 30, 2006, a decrease of $82.0 million, or 12% which included sales and maturities of securities used to fund loan growth.

Deposits

Total deposits decreased from $1.798 billion on December 31, 2005 to $1.793 billion on June 30, 2006, a decrease of $4.5 million including the sale of a branch with $8.0 million in deposits. Noninterest-bearing demand deposits decreased from $312.5 million on December 31, 2005 to $308.6 million on June 30, 2006, a decline of $4.0 million or 1%. Savings and interest-bearing transaction accounts decreased from $1.038 billion on December 31, 2005 to $1.027 billion on June 30, 2006, a decrease of $10.7 million. Total core deposits, which consist of noninterest-bearing deposits and savings and interest-bearing transaction accounts, decreased by $14.7 million to $1.336 billion. Time deposits under $100,000 decreased $12.5 million from $293.3 million on December 31, 2005 to $280.8 million on June 30, 2006. Time deposits $100,000 and over increased $22.7 million from $154.3 million on December 31, 2005 to $177.0 million on June 30, 2006 as a result of an increase in municipal time deposits.

Liquidity

Cash and cash equivalents, totaling $56.5 million on June 30, 2006, increased $3.7 million from December 31, 2005. Operating activities, principally the result of the Company’s net income, provided $12.4 million in net cash. Investing activities used $49.1 million in net cash, primarily reflecting the use of funds for investment security purchases and loan originations exceeded sales and maturities of investment securities. Financing activities provided $40.4 million in net cash, reflecting an increase in deposits of $3.5 million (net of the deposit outflows from the sale of the branch) and increases of federal funds purchased and long-term borrowings from the Federal Home Loan Bank. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At June 30, 2006, the Company had outstanding loan origination commitments of $404.9 million. These commitments include $348.1 million that mature within one year; $31.8 million that mature after one but within three years; $2.8 million that mature after three but within five years and $22.2 million that mature after five years. The Company also had $8.2 million in letters of credit outstanding at June 30, 2006. This included $6.6 million that are maturing within one year and $1.6 million that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $162.1 million.

Capital Resources

Stockholders’ equity decreased from $191.8 million on December 31, 2005 to $189.6 million on June 30, 2006. Book value per common share decreased to $8.61 on June 30, 2006 from $8.65 on December 31, 2005. The decrease in stockholders’ equity from December 31, 2005 to June 30, 2006 was primarily due to the increase in accumulated other comprehensive loss from ($4.9) million on December 31, 2005 to ($9.9) million on June 30, 2006 resulting from a decline in the market value of the Company’s available for sale portfolio. Also contributing to a decline in equity is an increase in treasury stock from $20.2 million on December 31, 2005 to $22.8 million on June 30, 2006, resulting from purchasing shares under the Company’s stock buyback program. Also contributing to the change in stockholders equity was net income, which was partially offset by dividends paid to shareholders.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiaries’ financial statements. Management believes, as of June 30, 2006, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at June 30, 2006, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

	Tier 1 Capital to Total Average Assets Ratio June 30, 2006	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2006	Total Capital to Risk-Weighted Assets Ratio June 30, 2006
Capital Ratios:
The Company	7.66%	10.82%	11.70%
Lakeland Bank	6.80%	9.62%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

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

On May 13, 2005, the Company accelerated the vesting of 483,812 stock options, representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on May 13, 2005. The Company’s decision to accelerate the vesting of these options was part of a review by the Board of Directors of the Company’s incentive compensation program and upcoming changes in the accounting for stock options. Compensation expense that would have been recorded absent the accelerated vesting was approximately $1.3 million net of taxes, $644,000 of which would have been recorded in 2006.

Because the Company’s options are fully vested, there was no impact on compensation expense or net income for the second quarter or first half of 2006. The Company did not grant any stock options in the first half of 2006.

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

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At June 30, 2006, the cumulative one-year gap was $(288.7) million or (12.9%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at June 30, 2006 was $323.1 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (12.9%) and would increase 7.6% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (5.0%), and would increase 5.2% for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 1A. Risk Factors	Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2005, the Company announced a stock buyback plan for the purchase of up to 826,875 shares over the following year. The Company purchased 641,814 shares under this plan. The plan expired on June 16, 2006. On July 12, 2006, the Company announced a stock buyback plan for the purchase of up to 500,000 shares over the following year.

Information concerning the second quarter 2006 stock repurchases is set forth below.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1: April 1 through 30, 2006	—	$—	—	239,975
Month 2: May 1 through 31, 2006	36,015	$13.63	36,015	203,960
Month 3: June 1 through 30, 2006	18,900	$13.10	18,900	185,060

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The following table shows the persons who were elected to the board of directors at the Company’s Annual Meeting of Shareholders held May 10, 2006. Also shown are their terms of office and the results of voting for each respective director.

Name	Term	Shares for:	Authority Withheld

Arthur L. Zande	3 years	17,466,313	496,476
Bruce G. Bohuny	3 years	17,427,809	534,980
Mary Ann Deacon	3 years	17,476,122	486,667
Joseph P. O’Dowd	3 years	17,469,289	493,778

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits	.

On August 2, 2006, Lakeland Bancorp, Inc. and Lakeland Bank entered into an agreement with Steven Schachtel, the President of Lakeland Bank’s Equipment Leasing Division (the “Division”). The agreement provides for the continued employment of Mr. Schachtel as President of the Division at a base salary of $200,000. Mr. Schachtel is also entitled to earn a bonus based on the performance of the Division. If Mr. Schachtel’s employment is terminated without cause or he resigns with good reason (as defined in the agreement), in either case after a change in control of Lakeland Bancorp has occurred, he will be entitled to receive a lump sum payment equal to two times the highest annual salary paid to him during any of the three years prior to the change in control. A complete copy of the agreement is filed as an exhibit to this Quarterly Report on Form 10-Q.

10.1	Change of Control, Severance and Employment Agreement dated August 2, 2006 among Lakeland Bancorp., Lakeland Bank and Steven Schachtel.

31.1	Certification by Roger Bosma pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Roger Bosma and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

/s/ Roger Bosma
Roger Bosma
President and Chief Executive Officer

/s/ Joseph F. Hurley
Joseph F. Hurley
Executive Vice President and
Chief Financial Officer

August 8, 2006

Date