Form 10-Q
period 2006-09-30
LAKELAND BANCORP INC
filed 2006-11-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number	33-27312

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2006 there were 22,013,935 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2006 (unaudited)	December 31, 2005
	(dollars in thousands)
Cash	$38,840	$42,639
Federal funds sold and Interest-bearing deposits due from banks	19,049	10,176

Total cash and cash equivalents	57,889	52,815
Investment securities available for sale	388,952	515,903
Investment securities held to maturity; fair value of $136,549 in 2006 and $151,637 in 2005	139,063	154,569
Loans, net of deferred costs	1,502,816	1,312,767
Less: allowance for loan and lease losses	13,067	13,173

Net loans	1,489,749	1,299,594
Premises and equipment - net	32,424	32,428
Accrued interest receivable	8,580	8,851
Goodwill and other identifiable intangible assets	92,351	93,395
Bank owned life insurance	36,399	35,479
Other assets	12,282	12,999

TOTAL ASSETS	$2,257,689	$2,206,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$296,098	$312,529
Savings and interest-bearing transaction accounts	1,035,876	1,038,038
Time deposits under $100 thousand	287,040	293,293
Time deposits $100 thousand and over	231,206	154,300

Total deposits	1,850,220	1,798,160
Federal funds purchased and securities sold under agreements to repurchase	50,463	103,199
Long-term debt	91,851	45,061
Subordinated debentures	56,703	56,703
Other liabilities	11,761	11,129

TOTAL LIABILITIES	2,060,998	2,014,252

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 23,563,463 at September 30, 2006 and 23,564,454 at December 31, 2005; outstanding shares, 22,013,935 at September 30, 2006 and 22,178,020 at December 31, 2005	242,619	226,322
Accumulated deficit	(17,447)	(9,514)
Treasury stock, at cost, 1,549,528 shares in 2006 and 1,386,434 shares in 2005	(22,685)	(20,176)
Accumulated other comprehensive loss	(5,796)	(4,851)

TOTAL STOCKHOLDERS’ EQUITY	196,691	191,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,257,689	$2,206,033

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiary

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$24,629	$19,650	$68,477	$55,623
Federal funds sold and interest-bearing deposits with banks	304	283	538	503
Taxable investment securities	4,928	5,659	15,723	17,394
Tax-exempt investment securities	928	894	2,936	2,670

TOTAL INTEREST INCOME	30,789	26,486	87,674	76,190

INTEREST EXPENSE
Deposits	10,837	6,510	28,967	16,959
Federal funds purchased and securities sold under agreements to repurchase	1,407	758	3,691	2,144
Long-term debt	1,915	1,491	5,117	4,326

TOTAL INTEREST EXPENSE	14,159	8,759	37,775	23,429

NET INTEREST INCOME	16,630	17,727	49,899	52,761
Provision for loan and lease losses	337	304	988	1,414

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,293	17,423	48,911	51,347
NONINTEREST INCOME
Service charges on deposit accounts	2,732	2,698	7,996	6,939
Commissions and fees	1,048	798	2,862	2,264
Gains on the sales of investment securities	271	4	349	132
Income on bank owned life insurance	311	303	918	905
Leasing income	113	44	576	704
Other income	97	135	672	291

TOTAL NONINTEREST INCOME	4,572	3,982	13,373	11,235

NONINTEREST EXPENSE
Salaries and employee benefits	7,617	7,408	22,922	21,655
Net occupancy expense	1,323	1,289	4,047	4,048
Furniture and equipment	1,232	1,122	3,517	3,332
Stationery, supplies and postage	416	467	1,231	1,373
Legal fees	28	178	270	625
Marketing expense	363	390	1,197	1,265
Core deposit intangible amortization	297	303	898	909
Other expenses	2,103	2,253	6,507	7,107

TOTAL NONINTEREST EXPENSE	13,379	13,410	40,589	40,314

Income before provision for income taxes	7,486	7,995	21,695	22,268
Provision for income taxes	2,379	2,637	6,841	7,205

NET INCOME	$5,107	$5,358	$14,854	$15,063

EARNINGS PER SHARE
Basic	$0.23	$0.24	$0.67	$0.67

Diluted	$0.23	$0.24	$0.67	$0.66

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
NET INCOME	$5,107	$5,358	$14,854	$15,063
OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	4,246	(3,239)	(510)	(4,666)
Less: reclassification for gains included in net income	184	3	237	86
Decrease in minimum pension liability, net	0	0	(198)	0

Other Comprehensive Income (Loss)	4,062	(3,242)	(945)	(4,752)

TOTAL COMPREHENSIVE INCOME	$9,169	$2,116	$13,909	$10,311

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2004	21,374,570	$208,933	($3,847)	($10,878)	$340	$194,548
Net Income 2005			20,221			20,221
Other comprehensive loss net of tax					(5,191)	(5,191)
Exercise of stock options		(192)		800		608
Stock dividend	1,067,767	17,581	(17,581)			—
Cash dividends			(8,307)		—	(8,307)
Purchase of treasury stock				(10,098)		(10,098)

BALANCE DECEMBER 31, 2005	22,442,337	$226,322	($9,514)	($20,176)	($4,851)	$191,781
Net Income, first nine months of 2006			14,854			14,854
Other comprehensive loss net of tax					(945)	(945)
Exercise of stock options		(175)		635		460
Stock dividend	1,122,117	16,472	(16,472)			—
Cash dividends			(6,315)			(6,315)
Purchase of treasury stock				(3,144)		(3,144)

BALANCE September 30, 2006 (UNAUDITED)	23,564,454	$242,619	($17,447)	($22,685)	($5,796)	$196,691

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the nine months ended September 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,854	$15,063
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	504	889
Depreciation and amortization	3,542	3,555
Provision for loan and lease losses	988	1,414
Gain on sales and calls of securities	(349)	(132)
Gain on sale of branch	(361)	—
(Increase) decrease in other assets	642	(658)
Increase in other liabilities	360	2,663

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,180	22,794

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	65,444	98,027
Held to maturity	27,456	27,988
Proceeds from sales of securities:
Available for sale	84,170	46,366
Held to maturity	—	715
Purchase of securities:
Available for sale	(23,977)	(99,105)
Held to maturity	(12,095)	(23,541)
Net increase in loans	(191,052)	(91,378)
Proceeds from sale of branch, net	(7,326)	—
Proceeds from dispositions of premises and equipment	34	2
Capital expenditures	(2,867)	(2,752)
Proceeds from sale of other real estate owned	—	650

NET CASH USED IN INVESTING ACTIVITIES	(60,213)	(43,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	60,052	78,760
Decrease in federal funds purchased and securities sold under agreements to repurchase	(52,736)	(30,003)
Repayments of long-term debt	(3,350)	(7,229)
Issuance of long-term debt	50,140	10,000
Purchase of treasury stock	(3,144)	(8,840)
Exercise of stock options	406	441
Excess tax benefits from stock based compensation	54	—
Dividends paid	(6,315)	(6,188)

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,107	36,941

Net increase in cash and cash equivalents	5,074	16,707
Cash and cash equivalents, beginning of year	52,815	55,346

CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,889	$72,053

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the three and nine months presented do not necessarily indicate the results that the Company will achieve for all of 2006. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2006 presentation.

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

The Company adopted SFAS No. 123(R), “Share-Based Payments” on January 1, 2006 using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. All options were fully vested as of December 31, 2005. The Company granted no options in the first nine months of 2006. Because all of the Company’s stock options are fully vested, there was no impact on income from continuing operations, income before taxes, net income or basic and diluted earnings per share from adopting SFAS No. 123(R). Results for 2005 have not been restated.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. A $54,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).

The following table illustrates the effect on net income and earnings per share as if the fair value recognition method had been applied for the three months and nine months ended September 30, 2005 (in thousands, except per share amounts):

	For the Three Months ended September 30, 2005	For the nine Months ended September 30, 2005
Net income, as reported	$5,358	$15,063
Add: Stock-based compensation programs recorded as expense, net of tax	—	—
Deduct: Stock-based compensation costs determined under fair value based method for all awards, net of tax	4	2,180

Pro forma net income	$5,354	$12,883

Earnings per share:
Basic, as reported	$0.24	$0.67
Basic, pro forma	$0.24	$0.57

Diluted, as reported	$0.24	$0.66
Diluted, pro forma	$0.24	$0.56

Option activity under the Company’s stock option plans as of September 30, 2006 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2006	1,218,247	$12.82
Granted	0	0.00
Exercised	(57,563)	7.99
Forfeited	(10,910)	15.49

Outstanding at September 30, 2006	1,149,774	$13.04	6.46	$2,029,288

Options exercisable at September 30, 2006	1,149,774		6.46	$2,029,288

Vested and expected to vest at September 30, 2006	1,149,774		6.46	$2,029,288

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in the money options).

Stock options outstanding were 1,149,774 and 1,070,580 at September 30, 2006 and 2005, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $319,000 and $621,000, respectively. Exercise of stock options during the first nine months of 2006 and 2005 resulted in cash receipts of $460,000 and $441,000, respectively. The total fair value of options that vested in the first nine months of 2005 was $2.3 million.

Note 3. Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	September 30, 2006			September 30, 2005
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)
Net unrealized gains(losses) on available for sale securities
Net unrealized holding gains(losses) arising during period	$6,651	($2,405)	$4,246	($4,950)	$1,711	($3,239)
Less reclassification adjustment for net gains arising during the period	271	(87)	184	4	(1)	3

Net unrealized gains(losses)	$6,380	($2,318)	$4,062	($4,954)	$1,712	($3,242)
Change in minimum pension liability	—	—	—	—	—	—

Other comprehensive income (loss), net	$6,380	($2,318)	$4,062	($4,954)	$1,712	($3,242)

For the nine months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	($865)	$355	($510)	($7,176)	$2,510	($4,666)
Less reclassification adjustment for net gains arising during the period	349	(112)	237	132	(46)	86

Net unrealized losses	($1,214)	$467	($747)	($7,308)	$2,556	($4,752)
Change in minimum pension liability	(304)	106	(198)	—	—	—

Other comprehensive loss, net	($1,518)	$573	($945)	($7,308)	$2,556	($4,752)

Note 4. Statement of Cash Flow Information.

	For the nine months ended September 30,
	2006	2005
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$6,369	$5,036
Cash paid during the period for interest	37,200	22,698

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends including the stock dividend declared on July 12, 2006, payable on August 16, 2006 to shareholders of record on July 31, 2006. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands except per share data)	2006	2005	2006	2005
Income applicable to common stock	$5,107	$5,358	$14,854	$15,063

Weighted average number of common shares outstanding - basic	22,012	22,395	22,045	22,610
Stock options	148	189	148	179

Weighted average number of common shares and common share equivalents - diluted	22,160	22,584	22,193	22,789

Basic earnings per share	$0.23	$0.24	$0.67	$0.67

Diluted earnings per share	$0.23	$0.24	$0.67	$0.66

Options to purchase 536,388 shares of common stock at a weighted average price of $15.39 per share were outstanding and were not included in the computation of diluted earnings per share in third quarter 2006 because the option price was greater than the average market price. Options to purchase 301,646 shares of common stock at a weighted average price of $15.86 per share were outstanding and were not included in the computations of diluted earnings per share in third quarter 2005.

Options to purchase 536,388 shares of common stock at a weighted average price of $15.39 per share were outstanding and were not included in the computation of diluted earnings per share for the first nine months of 2006 because the option price was greater than the average market price. Options to purchase 384,333 shares of common stock at a weighted average price of $15.57 per share were outstanding and were not included in the computations of diluted earnings per share for the first nine months of 2005.

Note 6. Investment Securities

AVAILABLE FOR SALE	September 30, 2006				December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$95,289	$1	($2,305)	$92,985	$160,421	$0	$(3,039)	$157,382
Mortgage-backed securities	245,607	7	(7,968)	237,646	293,179	27	(7,402)	285,804
Obligations of states and political subdivisions	29,538	177	(160)	29,555	45,396	549	(226)	45,719
Other debt securities	8,076	23	(297)	7,802	8,084	13	(166)	7,931
Other equity securities	19,064	2,143	(243)	20,964	16,231	3,069	(233)	19,067

	$397,574	$2,351	$(10,973)	$388,952	$523,311	$3,658	$(11,066)	$515,903

HELD TO MATURITY	September 30, 2006				December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and U.S. government agencies	$38,249	$0	$(810)	$37,439	$38,532	$0	$(834)	$37,698
Mortgage-backed securities	44,063	22	(1,127)	42,958	49,277	13	(1,111)	48,179
Obligations of states and political subdivisions	55,143	129	(681)	54,591	64,143	142	(1,116)	63,169
Other	1,608	—	(47)	1,561	2,617	—	(26)	2,591

	$139,063	$151	$(2,665)	$136,549	$154,569	$155	$(3,087)	$151,637

	September 30, 2006
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$17,990	$17,921	$12,584	$12,541
Due after one year through five years	72,184	70,868	42,146	41,288
Due after five years through ten years	31,163	30,449	29,897	29,422
Due after ten years	11,566	11,104	10,373	10,340

	132,903	130,342	95,000	93,591
Mortgage-backed securities	245,607	237,646	44,063	42,958
Other investments	19,064	20,964	—	—

Total securities	$397,574	$388,952	$139,063	$136,549

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

Note 7. Loans.

	September 30, 2006	December 31, 2005
	(in thousands)
Commercial	$659,370	$589,646
Leases	161,076	90,194
Real estate-construction	94,589	68,325
Real estate-mortgage	266,394	256,621
Installment	315,552	302,236

Total loans	1,496,981	1,307,022

Plus: deferred costs	5,835	5,745

Loans net of deferred costs	1,502,816	1,312,767

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of September 30, 2006 and 2005, and the average recorded investment in impaired loans during the nine months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding nine months)
September 30, 2006	$ 4.0 million	$1.0 million	$ 3.6 million
September 30, 2005	$ 3.9 million	$1.0 million	$ 9.5 million

Interest received on impaired loans may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $107,000 in the first nine months of 2006. Interest that would have accrued had the loans performed under original terms would have been $215,000 for the first nine months of 2006.

Note 8. Postretirement Health Care Benefits

The components of net periodic postretirement benefit cost are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Service cost	$0	$17	$0	$47
Interest cost	0	11	0	31
Expected return on plan assets	0	—	—	—
Amortization of prior service cost	0	(2)	0	(6)
Amortization of unrecognized net actuarial loss	0	11	0	35
Amortization of transition obligation	0	2	0	4

Net periodic benefit expense	$0	$39	$0	$111

In December 2005, the Company terminated its post retirement benefit plan; therefore, there will be no contribution in 2006.

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Service cost	$6	$6	$18	$16
Interest cost	12	12	35	36
Amortization of prior service cost	12	11	35	35

Net periodic benefit expense	$30	$29	$88	$87

The Company made contributions of $37,000 to the plan in the nine months ended September 30, 2006 and does not expect to make any more contributions in 2006.

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

Note 11. Common Stock

On June 16, 2005, the Company announced a stock buyback plan for the purchase of up to 826,875 shares over the following year. The Company purchased 641,814 shares at an average price of $14.39 per share under this plan through its expiration. The plan expired on June 16, 2006. On July 12, 2006, the Company announced a stock buyback plan for the purchase of up to 500,000 shares over the following year.

Note 12. Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN No. 48 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and benefit obligations are measured, must be a company’s fiscal year end. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Company currently uses the iron curtain method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company is evaluating the impact that the adoption of SAB 108 will have on its financial statements. Because the Company is not aware of any material misstatements, it does not believe that the adoption of SAB 108 will have a material effect on its financial statements.

Note 13. Subsequent Events

On October 5, 2006, the Company filed a registration statement related to an approximately $50 million underwritten public offering of its common stock. On November 3, the Company announced that its Board of Directors decided not to proceed with the offering because of current market conditions.

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q has been adjusted retroactively for the effects of stock dividends, including the five percent stock dividend declared on July 12, 2006 payable on August 16, 2006 to shareholders of record on July 31, 2006.

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

Results of Operations

(Third Quarter 2006 Compared to Third Quarter 2005)

Net Income

Net income for the third quarter of 2006 was $5.1 million, $251,000 less than what was reported for the same period in 2005. Diluted earnings per share were $0.23 for the third quarter of 2006 compared to $0.24 for the same period last year. Return on Average Assets was 0.90% and Return on Average Equity was 10.60% for the third quarter 2006.

Net Interest Income

Net interest income on a tax equivalent basis for third quarter 2006 was $17.1 million, representing a $1.1 million or 6% decrease from the $18.2 million earned in the third quarter of 2005. The decrease in net interest income primarily results from an increase in the cost of interest-bearing liabilities from 2.12% in the third quarter of 2005 to 3.22% in 2006. The net interest margin declined from 3.71% in the third quarter of 2005 to 3.32% in the third quarter of 2006 because the yield on interest earning assets did not increase as much as the cost of interest-bearing liabilities. Due to the current market environment, short-term borrowing and short-term deposit rates have increased more than loan rates. There has also been a shift in deposits from lower yielding core deposits to higher costing time deposits.

Given the shape of the yield curve, we may elect to sell certain low yielding or other investment securities in the fourth quarter of 2006 and utilize the proceeds to fund loan growth, reduce borrowings and/or reinvest in other securities. We have not yet determined whether we will take such action, nor have we determined the scope of any such balance sheet restructuring. However, we anticipate that if we elect to sell such securities, we would do so in order to achieve a positive long-term impact on our net interest margin. We expect that if we make such an election, we would sell between $50 million and $100 million of investment securities at a pre-tax loss ranging between $2.0 million and $4.0 million.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the three months ended, September 30, 2006			For the three months ended, September 30, 2005
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,445,461	$24,629	6.76%	$1,232,518	$19,650	6.33%
Taxable investment securities	474,902	4,928	4.15%	581,026	5,659	3.90%
Tax-exempt securities	101,549	1,428	5.62%	97,733	1,375	5.63%
Federal funds sold (B)	23,614	304	5.15%	34,924	283	3.24%

Total interest-earning assets	2,045,526	31,289	6.08%	1,946,201	26,967	5.51%
Noninterest-earning assets:
Allowance for loan and lease losses	(13,078)			(14,815)
Other assets	217,581			231,470

TOTAL ASSETS	$2,250,029			$2,162,856

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$332,328	$1,177	1.41%	$334,108	$467	0.55%
Interest-bearing transaction accounts	702,359	4,936	2.79%	703,632	3,120	1.76%
Time deposits	470,299	4,724	4.02%	418,578	2,923	2.79%
Borrowings	240,469	3,322	5.53%	189,800	2,249	4.74%

Total interest-bearing liabilities	1,745,455	14,159	3.22%	1,646,118	8,759	2.12%

Noninterest-bearing liabilities:
Demand deposits	300,916			313,106
Other liabilities	12,448			12,356
Stockholders’ equity	191,210			191,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,250,029			$2,162,856

Net interest income/spread		17,130	2.86%		18,208	3.39%
Tax equivalent basis adjustment		500			481

NET INTEREST INCOME		$16,630			$17,727

Net interest margin (C)			3.32%			3.71%

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(B) Includes interest-bearing cash accounts.

(C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $27.0 million in third quarter 2005 to $31.3 million in 2006, an increase of $4.3 million or 16%. The increase in interest income was due to an increase in average interest-earning assets of $99.3 million or 5% and to a 57 basis point increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 5.51% in third quarter 2005 to 6.08% in third quarter 2006 as a result of the increasing rate environment and because of a change in mix in interest-earning assets. Loans as a percent of interest-earning assets increased from 63% in third quarter 2005 to 71% in 2006 while investment securities as a percent of interest-earning assets decreased from 35% in third quarter 2005 to 28% in third quarter 2006.

Total interest expense increased from $8.8 million in third quarter 2005 to $14.2 million in third quarter 2006, an increase of $5.4 million. Average interest-bearing liabilities increased $99.3 million, and the cost of funds increased 110 basis points to 3.22% due to the increasing rate environment and a change in the mix of interest-bearing liabilities. Liabilities shifted from lower cost core deposits to higher cost time deposits. Average interest-bearing transaction accounts as a percent of interest-bearing liabilities decreased from 43% in third quarter 2005 to 40% in third quarter 2006. Average time deposits as a percent of total interest-bearing liabilities increased from 25% of total interest-bearing deposits to 27% during the same period in 2006. Borrowings as a percent of total interest-bearing liabilities increased from 12% to 14% over the same time period. Time deposits and borrowings generally pay higher rates than core deposits. Additionally, average noninterest-bearing deposit accounts declined $12.2 million from $313.1 million in third quarter 2005 to $300.9 million in 2006.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses increased to $337,000 for the third quarter of 2006 from $304,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the third quarter of 2006, the Company charged off loans of $575,000 and recovered $238,000 in previously charged off loans compared to $3.6 million and $442,000, respectively, during the same period in 2005. Charge-offs in third quarter 2005 included a $3.0 million charge-off related to the settlement of litigation concerning the remaining commercial lease pool discussed in Note 10. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $590,000 or 15% from third quarter 2005 to third quarter 2006. Commissions and fees increased from $798,000 in third quarter 2005 to $1.0 million in third quarter 2006 due to an increase in investment services brokerage income from $76,000 in third quarter 2005 to $310,000 in 2006. In 2005, Lakeland received commission income on the sales of investment services net of commission expense paid to the licensed sales representatives. In 2006, Lakeland employed its own licensed sales representatives, and as a result, has recorded gross commission income received on the sales of investments and recorded $134,000 in commission expense paid to its sales representatives in salaries and benefits expense. There were $271,000 in gains sales of securities in third quarter 2006 compared to $4,000 in gains in third quarter 2005. Leasing income increased from $44,000 in third quarter 2005 to $113,000 in 2006 primarily as a result of an increase in fees from brokered transactions.

Noninterest Expense

Noninterest expense remained substantially the same from the third quarter of 2005 to the third quarter of 2006 at $13.4 million. Salaries and employee benefits increased $209,000 from $7.4 million in the third quarter 2005 to $7.6 million in 2006 as a result of normal salary and benefit increases and staff increases including the licensed investment sales representatives referred to above. Furniture and equipment expense increased from $1.1 million to $1.2 million as a result of upgrades in technology. Stationery, supplies and postage expense declined from $467,000 in third quarter 2005 to $416,000 in third quarter 2006 primarily as a result of decreased supply expenses resulting from the merger of Newton into Lakeland. Legal fees decreased from $178,000 in the third quarter of 2005 to $28,000 in the third quarter of 2006 resulting from a recovery of litigation costs from the Company’s insurance carrier related to the purchased lease pools previously discussed in Note 10. Marketing expense decreased from $390,000 in third quarter 2005 to $363,000 in 2006 resulting from management’s decision to decrease its cable television advertising during 2006. Other expenses decreased $150,000 from $2.3 million to $2.1 million as a result of decreases in personnel recruitment expenses and audit fees and as a result of a merging Newton into Lakeland in late 2005.

(First Nine Months of 2006 Compared to First Nine Months of 2005)

Net Income

Net income for the first nine months of 2006 was $14.9 million, $209,000 less than the $15.1 million reported for the same period in 2005. Diluted earnings per share were $0.67 for the first nine months of 2006, a $0.01 increase over what was reported for the same period last year. Return on Average Assets was 0.90% and Return on Average Equity was 10.45% for the first nine months of 2006.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2006 was $51.5 million, representing a $2.7 million or 5.0% decrease from the $54.2 million earned in the first nine months of 2005. The decrease in net interest income primarily results from an increase in the cost of interest-bearing liabilities from 1.92% in the first nine months of 2005 to 2.94%

in 2006. The net interest margin declined from 3.78% in the first nine months of 2005 to 3.42% in the first nine months of 2006 because the yield on interest earning assets did not increase as much as the cost of interest-bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the nine months ended, September 30, 2006			For the nine months ended, September 30, 2005
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,379,925	$68,477	6.63%	$1,201,964	$55,623	6.19%
Taxable investment securities	510,354	15,723	4.11%	600,114	17,394	3.86%
Tax-exempt securities	107,434	4,517	5.61%	96,084	4,108	5.70%
Federal funds sold (B)	14,553	538	4.93%	20,521	503	3.27%

Total interest-earning assets	2,012,266	89,255	5.93%	1,918,683	77,628	5.41%

Noninterest-earning assets:
Allowance for loan and lease losses	(12,983)			(16,134)
Other assets	217,254			235,111

TOTAL ASSETS	$2,216,537			$2,137,660

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$335,895	$3,062	1.22%	$347,233	$1,404	0.54%
Interest-bearing transaction accounts	700,912	13,380	2.55%	684,984	7,986	1.56%
Time deposits	457,942	12,525	3.65%	400,129	7,569	2.52%
Borrowings	223,145	8,808	5.26%	193,975	6,470	4.45%

Total interest-bearing liabilities	1,717,894	37,775	2.94%	1,626,321	23,429	1.92%

Noninterest-bearing liabilities:
Demand deposits	296,382			307,748
Other liabilities	12,141			11,297
Stockholders’ equity	190,120			192,294

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,216,537			$2,137,660

Net interest income/spread		51,480	2.99%		54,199	3.49%
Tax equivalent basis adjustment		1,581			1,438

NET INTEREST INCOME		$49,899			$52,761

Net interest margin (C)			3.42%			3.78%

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(B) Includes interest-bearing cash accounts.

(C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $77.6 million in the first nine months of 2005 to $89.3 million in 2006, an increase of $11.6 million or 15%. The increase in interest income was due to an increase in average interest-earning assets of $93.6 million or 5% and to a 52 basis point increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 5.41% in the first nine months of 2005 to 5.93% in the first nine months of 2006 as a result of the increasing rate environment and a change in mix in interest-earning assets similar to the change in mix described above in the comparison of the results of operations between third quarter 2006 and third quarter 2005.

Total interest expense increased from $23.4 million in the first nine months of 2005 to $37.8 million in the first nine months of 2006, an increase of $14.3 million. Average interest-bearing liabilities increased $91.6 million, and the cost of funds increased 102 basis points to 2.94% due to the increasing rate environment and a change in the mix of interest-bearing liabilities. Savings and interest-bearing deposit accounts as a percent of interest-bearing liabilities declined while time deposits and borrowings as a percent of interest-bearing liabilities increased.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses decreased to $988,000 for the first nine months of 2006 from $1.4 million for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first nine months of 2006, the Company charged off loans of $2.2 million and recovered $1.1 million in previously charged off loans compared to $5.4 million and $1.0 million, respectively, during the same period in 2005. Charge-offs in the first nine months of 2005 included a $3.0 million charge-off related to the settlement of litigation concerning the remaining commercial lease pool discussed in Note 10. The lower provision reflects lower net charge-offs during the first nine months of 2006 and an improvement in asset quality from the first nine months of 2005 to the first nine months of 2006. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $2.1 million or 19% from the first nine months of 2005 to the first nine months of 2006. Service charges on deposit accounts increased $1.1 million or 15.0% from $6.9 million for the first nine months of 2005 to $8.0 million for the same period in 2006 as a result of fee income received from implementing an overdraft protection product in May 2005. Increases in commissions and fees resulted from the same factors noted in the comparison of non-interest income between third quarter 2006 and third quarter 2005. Gains on sales of investment securities increased from $132,000 in the first nine months of 2005 to $349,000 in 2006. The Company sold $84.2 million in securities during the first nine months of 2006 compared to $47.1 million during the first nine months in 2005. Leasing income decreased from $704,000 in the first nine months of 2005 to $576,000 in 2006 primarily as a result of a decline in fees from brokered transactions from the first nine months of 2005 to the first nine months of 2006. Other income increased from $291,000 to $672,000 primarily as a result of a $361,000 gain on the sale of a branch office of Lakeland during the first quarter of 2006.

Noninterest Expense

Noninterest expense increased from $40.3 million in the first nine months of 2005 to $40.6 million in the first nine months of 2006, an increase of $275,000 or 1%. Increases in salaries and employee benefits, in furniture and equipment expense and stationery, supplies and postage expense resulted from the same factors noted in the comparison of noninterest expense between third quarter 2006 and third quarter 2005. Legal fees declined $355,000 to $270,000 from the first nine months of 2005 to the same period in 2006 resulting from a decline in litigation costs related to the purchased lease pools previously discussed in Note 10. Other expenses decreased $600,000 or 8% to $6.5 million which included declines in audit expense, expense related to the operation of our ATMs, and telephone expense. These expenses declined as a result of the renegotiation of certain costs and upgrades in technology. Other expenses also declined as a result of merging Newton into Lakeland in late 2005 and from the resulting closure of three branches at the end of 2005.

Financial Condition

The Company’s total assets increased $51.7 million or 2% from $2.206 billion at December 31, 2005, to $2.258 billion at September 30, 2006. Total deposits increased from $1.798 billion on December 31, 2005 to $1.850 billion on September 30, 2006, an increase of $52.1 million or 3%. The increase in deposits included an $8 million decline related to the sale of one of Lakeland’s branch offices. Additionally, customer repurchase agreements increased $8.9 million from December 31, 2005 to September 30, 2006. Federal funds sold and securities sold under repurchase agreements declined $52.7 million funded by the issuance of long-term Federal Home Loan Bank borrowings.

Loans

Gross loans increased from $1.307 billion on December 31, 2005 to $1.497 billion on September 30, 2006, an increase of $190.0 million, or 15%. The growth in the loan portfolio was primarily in commercial loans and leases. Commercial loans increased $69.7 million or 12% to $659.4 million on September 30, 2006. Leases increased $70.9 million to $161.1 million on September 30, 2006. Real estate – construction which includes both residential and commercial construction increased $26.3 million to $94.6 million. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual and past due loans and other real estate owned on the dates presented:

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Non-performing loans:
Non-accrual loans	$3,782	$3,907	$4,194
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	3,782	3,907	4,194
Other real estate owned	—	—	—

TOTAL NON-PERFORMING ASSETS	$3,782	$3,907	$4,194

Loans past due 90 days or more and still accruing	$442	$5,127	$359

Non-accrual loans decreased from $3.9 million on December 31, 2005 or 0.18% of total assets to $3.8 million, or 0.17% of total assets, on September 30, 2006. Loans past due ninety days or more and still accruing on September 30, 2006 decreased $4.7 million to $442,000 from $5.1 million on December 31, 2005 resulting from the renewal of a credit line that was categorized as past due over 90 days on December 31, 2005. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On September 30, 2006, the Company had $4.0 million in impaired loans (including $3.6 million in non-accrual loans) compared to $3.7 million at year-end 2005. For more information on these loans see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $1.0 million has been allocated to the allowance for loan and lease losses for impairment at September 30, 2006. At September 30, 2006, the Company also had $11.4 million in loans that were rated substandard and not classified as non-performing or impaired which was comparable to what was reported on December 31, 2005.

There were no loans at September 30, 2006, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Balance of the allowance at the beginning of the year	$13,173	$16,638	$16,638

Loans charged off:
Commercial	1,153	837	494
Leases*	0	3,513	3,504
Home Equity and consumer	1,049	1,923	1,367
Real estate—mortgage	—	—	—

Total loans charged off	2,202	6,273	5,365

Recoveries:
Commercial	631	552	458
Leases	82	201	197
Home Equity and consumer	395	499	368
Real estate—mortgage	—	1	1

Total Recoveries	1,108	1,253	1,024

Net charge-offs:	1,094	5,020	4,341
Provision for loan and lease losses	988	1,555	1,414

Ending balance	$13,067	$13,173	$13,711

Ratio of annualized net charge-offs to average loans outstanding	0.11%	0.41%	0.48%
Ratio of allowance at end of period as a percentage of period end total loans	0.87%	1.00%	1.08%

*	Charge-offs in 2005 include $3.0 million in charge-offs related to the settlement of litigation concerning the commercial lease pools further discussed in Note 10.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2006. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $670.5 million on December 31, 2005 to $528.0 million on September 30, 2006, a decrease of $142.5 million, or 21% which included sales and maturities of securities used to fund loan growth.

Deposits

Total deposits increased from $1.798 billion on December 31, 2005 to $1.850 billion on September 30, 2006, an increase of $52.1 million including the sale of a branch with $8.0 million in deposits. Noninterest-bearing demand deposits decreased from $312.5 million on December 31, 2005 to $296.1 million on September 30, 2006, a decline of $16.4 million or 5%. Savings and interest-bearing transaction accounts decreased from $1.038 billion on December 31, 2005 to $1.036 billion on September 30, 2006, a decrease of $2.2 million. Total core deposits, which consist of noninterest-bearing deposits and savings and interest-bearing transaction accounts, decreased by $18.6 million to $1.332 billion. Time deposits under $100,000 decreased $6.3 million from $293.3 million on December 31, 2005 to $287.0 million on September 30, 2006. Time deposits $100,000 and over increased $76.9 million from $154.3 million on December 31, 2005 to $231.0 million on September 30, 2006 as a result of an increase in municipal time deposits and from the Company accepting $30.0 million in brokered deposits.

Liquidity

Cash and cash equivalents, totaling $57.9 million on September 30, 2006, increased $5.1 million from December 31, 2005. Operating activities, principally the result of the Company’s net income, provided $20.1 million in net cash. Investing activities used $60.2 million in net cash, primarily reflecting the use of funds for investment security purchases and loan originations exceeded sales and maturities of investment securities. Financing activities provided $45.2 million in net cash, reflecting an increase in deposits of $52.1 million (net of the deposit outflows from the sale of the branch) and increases of long-term borrowings from the Federal Home Loan Bank. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At September 30, 2006, the Company had outstanding loan origination commitments of $388.3 million. These commitments include $336.5 million that mature within one year; $25.2 million that mature after one but within three years; $3.0 million that mature after three but within five years and $23.6 million that mature after five years. The Company also had $9.3 million in letters of credit outstanding at September 30, 2006. This included $7.6 million that are maturing within one year and $1.7 million that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $215.1 million.

Capital Resources

Stockholders’ equity increased from $191.8 million on December 31, 2005 to $196.7 million on September 30, 2006. Book value per common share increased to $8.93 on September 30, 2006 from $8.65 on December 31, 2005. The increase in stockholders’ equity from December 31, 2005 to September 30, 2006 was primarily due to net income, which was partially offset by dividends paid to shareholders. Also offsetting the impact of net income on stockholders’ equity was the increase in accumulated other comprehensive loss from ($4.9) million on December 31, 2005 to ($5.8) million on September 30, 2006 resulting from a decline in the market value of the Company’s available for sale portfolio. Also contributing to a decline in equity is an increase in treasury stock from $20.2 million on December 31, 2005 to $22.8 million on September 30, 2006, resulting from purchasing shares under the Company’s stock buyback program.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or its subsidiaries’ financial statements. Management believes, as of September 30, 2006, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at September 30, 2006, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

	Tier 1 Capital to Total Average Assets Ratio September 30, 2006	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2006	Total Capital to Risk-Weighted Assets Ratio September 30, 2006
Capital Ratios:
The Company	7.61%	10.58%	11.42%
Lakeland Bank	6.72%	9.34%	10.18%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

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

Because the Company’s options are fully vested, there was no impact on compensation expense or net income for the third quarter or first nine months of 2006. The Company did not grant any stock options in the first nine months of 2006.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At September 30, 2006, the cumulative one-year gap was $(291.5) million or (13%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at September 30, 2006 was $308.8 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (13.5%) and would increase 5.8% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (5.1%), and would increase 5.2% for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              Not Applicable

Item 1A. Risk Factors

The following risk factors related to our business are disclosed in our Registration Statement on Form S-3 filed with the SEC on October 5, 2006:

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

Lakeland Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent that our holding company requires such dividends in the future, may affect our holding company’s ability to pay its obligations and pay dividends to shareholders.

As a bank holding company, Lakeland Bancorp is a separate legal entity from Lakeland Bank and its subsidiaries, and we do not have significant operations of our own. We currently depend on Lakeland Bank’s cash and liquidity to pay our operating expenses and dividends to shareholders. The availability of dividends from Lakeland Bank is limited by various statutes and regulations. The inability of Lakeland Bancorp to receive dividends from Lakeland Bank could adversely affect our financial condition, results of operations, cash flows and prospects and Lakeland Bancorp’s ability to pay dividends.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all commercial banks, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. If our allowance for loan and lease losses is not adequate to cover actual loan and lease losses, we may be required to significantly increase future provisions for loan and lease losses, which could materially and adversely affect our operating results. Our allowance for loan and lease losses is determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease resolution, the opinions of our regulators, changes in the size and composition of the loan and lease portfolio and industry information. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and the allowance for loan and lease losses. While we believe that our allowance for loan and lease losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan and lease losses or that regulators will not require us to increase this allowance. An increase in our allowance for loan and lease losses could materially and adversely affect our earnings and profitability.

We are subject to various lending and other economic risks that could adversely affect our results of operations and financial condition.

Economic, political and market conditions, trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation affect our business. These factors are beyond our control. A deterioration in economic conditions, particularly in New Jersey, could have the following consequences, any of which could materially adversely affect our business:

•	loan and lease delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decrease; and

•	collateral for loans made by us may decline in value, in turn reducing the borrowing ability of our customers.

A downturn in the real estate market, particularly in New Jersey, could hurt our business. If there is a significant decline in real estate values in New Jersey, our ability to recover on defaulted loans by selling the underlying real estate would be reduced, and we would be more likely to suffer losses on defaulted loans.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans that we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan and lease losses.

Factors outside our control could have an adverse effect on our liquidity and operating results.

Like all commercial banking institutions, we rely on deposits as one of our sources of funds to make loans and meet our other liquidity needs. We believe that recently, a more competitive interest rate environment has caused a flow of funds away from financial institutions such as Lakeland Bank into investments in equity securities, real estate, money market funds and other investments where the potential returns and liquidity characteristics may be more appealing to certain depositors. In addition, a significant amount of our deposits are from municipalities, which typically withdraw funds periodically. This results in more volatility in our level of deposits than would otherwise be the case. If we are unable to continue to attract new deposits, our liquidity could be adversely affected. If we are required to pay higher rates on deposits to attract and retain them, our operating results could be adversely affected.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to the services that we provide.

Many competitors offer the types of loans and banking services that we offer. These competitors include other state and national banks, savings associations, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Many of our competitors have greater financial resources than we do, which may enable them to offer a broader range of services and products, and to advertise more extensively, than we do. Our inability to compete effectively would adversely affect our business.

If we do not successfully integrate any banks that we may acquire in the future, the combined company may be adversely affected.

If we make acquisitions in the future, we will need to integrate the acquired entities into our existing business and systems. We may experience difficulties in accomplishing this integration or in effectively managing the combined company after any future acquisition. Any actual cost savings or revenue enhancements that we may anticipate from a future acquisition will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond our control, and we cannot assure you that if we make any acquisitions in the future, we will be successful in integrating those businesses into our own.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits

31.1	Certification by Roger Bosma pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Roger Bosma and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

/s/ Roger Bosma
Roger Bosma
President and Chief Executive Officer

/s/ Joseph F. Hurley
Joseph F. Hurley
Executive Vice President and Chief Financial Officer

November 8, 2006

Date