Form 10-K
period 2006-12-31
LAKELAND BANCORP INC
filed 2007-03-16
CIK 846901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

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

Title of Each Class
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes                  No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.        Yes                 No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes   X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer                     Accelerated filer    X              Non-accelerated filer

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes                      No   X

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $283,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s Common Stock, as of February 1, 2007, was 22,057,964.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2007 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

PART I

-i-

PART I

ITEM 1 - Business

GENERAL

Lakeland Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland”). Through Lakeland, the Company operates 48 banking offices, located in Morris, Passaic, Sussex, Warren, Essex and Bergen counties in New Jersey. Lakeland offers a full range of lending services, including commercial loans and leases, real estate and consumer loans to small and medium-sized businesses, professionals and individuals located in its markets.

The Company has grown substantially over the last several years, through a combination of organic growth and acquisitions. Lakeland has opened eight new branches since January 1, 2001.

The Company also has grown through acquisitions. Since 1998, the Company has acquired four community banks with an aggregate asset total of approximately $780 million. All of the acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company. A summary of the Company’s community bank acquisitions is as follows:

Year	Financial Institutions Acquired	Assets of Financial Institutions Acquired(1)
1998	Metropolitan State Bank	$85.5 million

1999	High Point Financial Corp. and its National Bank of Sussex County subsidiary	$252.7 million

2003	CSB Financial Corp. and its Community State Bank subsidiary	$122.2 million

2004	Newton Financial Corp. and its Newton Trust Company subsidiary	$320.5 million

(1) Measured as of the end of the last quarter prior to the Company’s announcement of the acquisition.

The Company has also diversified its business through opportunistic purchases of specialized lending platforms. In 2000, Lakeland acquired NIA National Leasing and opened a leasing division which provides equipment lease financing to small and medium-sized business clients. In 2004, Lakeland acquired $25.0 million of net receivables and opened an asset based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers.

At December 31, 2006, the Company had total consolidated assets of $2.3 billion, total consolidated deposits of $1.9 billion, total consolidated loans, net of the allowance for loan losses, of $1.6 billion and total consolidated stockholders’ equity of $199.5 million.

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

Commercial Bank Services

Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern New Jersey. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans and mortgage loans. Depository products include demand deposits, savings accounts, and time accounts. In addition, the Company offers collection, wire transfer, and night depository services. The Lakeland Bank Equipment Leasing Division provides a solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. Lakeland’s asset-based lending portfolio provides commercial borrowers with another lending alternative.

Consumer Banking

Lakeland also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, secured and unsecured loans, consumer installment loans, mortgage loans, and safe deposit services.

Other Services

Investment and advisory services for individuals are also available.

Competition

Lakeland faces considerable competition in its market areas for deposits and loans from other depository institutions. Many of Lakeland’s depository institution competitors have substantially greater resources, broader geographic markets, and higher lending limits than Lakeland and are also able to provide more services and make greater use of media advertising. In recent years, intense market demands, economic pressures, increased customer awareness of products and services, and the availability of electronic services have forced banking institutions to diversify their services and become more cost-effective.

Lakeland also competes with credit unions, brokerage firms, insurance companies, money market mutual funds, consumer finance companies, mortgage companies and other financial companies, some of which are not subject to the same degree of regulation and restrictions as Lakeland in attracting deposits and making loans. Interest rates on deposit accounts, convenience of facilities, products and services, and marketing are all significant factors in the competition for deposits. Competition for loans comes from other commercial banks, savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms and other institutional lenders. Lakeland primarily competes for loan originations through its handling of loans and the overall quality of service. Competition is affected by the availability of lendable funds, general and local economic conditions, interest rates, and other factors that are not readily predictable.

The Company expects that competition will continue in the future.

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.

Employees

At December 31, 2006, the Company had 538 employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

Lakeland is a state chartered banking association subject to supervision and examination by the Department of Banking and Insurance of the State of New Jersey (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”). The regulations of the State of New Jersey and FDIC govern most aspects of Lakeland’s business, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and location of branch offices. Lakeland is subject to certain restrictions imposed by law on, among other things, (i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of the Company or any subsidiary of the Company, and (iii) the taking of such stock or securities as collateral for loans to any borrower.

In June 2006, Lakeland entered into an agreement with the Department and the FDIC, in which Lakeland agreed to take certain actions to ensure its compliance with the federal Bank Secrecy Act. The Bank Secrecy Act was adopted by Congress to prevent banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, criminal activity. Lakeland has submitted a plan to the Department and the FDIC which describes the steps Lakeland has taken pursuant to this agreement, including the adoption of controls, policies and procedures and an employee training program, to ensure compliance with the Bank Secrecy Act.

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

With respect to non-banking activities, the Federal Reserve Board has by regulation determined that several non-banking activities are closely related to banking within the meaning of the Holding Company Act and thus may be performed by bank holding companies. Although the Company’s management periodically reviews other avenues of business opportunities that are included in that regulation, the Company has no present plans to engage in any of these activities other than providing brokerage services.

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2006, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 10.13% and 10.96%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 7.51% at December 31, 2006.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2006, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

In addition, FDICIA requires banking regulators to promulgate standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Deposit Insurance and Premiums

Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into the Deposit Insurance Fund (“DIF”). As part of this legislation, the following changes were enacted. Effective April 1, 2006, the coverage limit for retirement accounts was increased to $250,000 with other accounts remaining at $100,000. Additionally, the amount of the premium assessment was determined by the FDIC’s risk-based insurance assessment system in which each insured bank is placed in one of several assessment risk classifications based on the FDIC’s evaluation. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Lakeland qualified for the lowest premium calculation and therefore was not required to pay any deposit premiums in 2006.

In November 2006, the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007, designed to base what banks pay for deposit insurance on the risk they pose. In 2007, assessment rates will range between 5 cents per $100 of assessable deposits in the lowest risk category to 43 cents per $100 of assessable deposits in the highest risk category. An FDIC assessment credit for prior contributions is expected to offset this assessment for 2007.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the failure of certain savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of $226,000 in 2006.

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

As a bank holding company, the Company is a separate legal entity from Lakeland and its subsidiaries, and we do not have significant operations of our own. We currently depend on Lakeland’s cash and liquidity to pay our operating expenses and dividends to shareholders. The availability of dividends from Lakeland is limited by various statutes and regulations. The inability of the Company to receive dividends from Lakeland could adversely affect our financial condition, results of operations, cash flows and prospects and the Company’s ability to pay dividends.

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

Like all commercial banking institutions, we rely on deposits as one of our sources of funds to make loans and meet our other liquidity needs. We believe that recently, a more competitive interest rate environment has caused a flow of funds away from financial institutions such as Lakeland into investments in equity securities, real estate, money market funds and other investments where the potential returns and liquidity characteristics may be more appealing to certain depositors. In addition, a significant amount of our deposits are from municipalities, which typically withdraw funds periodically. This results in more volatility in our level of deposits than would otherwise be the case. If we are unable to continue to attract new deposits, our liquidity could be adversely affected. If we are required to pay higher rates on deposits to attract and retain them, our operating results could be adversely affected.

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

ITEM 2 – Properties

The Company’s principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438. It also maintains an operations center in Branchville, New Jersey.

The Company operates 48 banking locations in Passaic, Morris, Sussex, Bergen, Essex and Warren Counties, New Jersey. The following chart provides information about the Company’s leased offices:

Location	Lease Expiration Date
Caldwell	April 30, 2024
Carlstadt	December 31, 2015
Cedar Crest	August 19, 2011
Fairfield	February 28, 2010
Hackensack	September 1, 2008
Hampton	September 30, 2018
Little Falls	November 30, 2010
Morristown	August 31, 2009
Newton	December 31, 2011
Park Ridge	December 31, 2009
Pompton Plains	March 31, 2008
Ringwood	February 28, 2008
Rockaway	August 15, 2008
Sussex/Wantage	July 31 2012
Vernon	September 30, 2011
Wantage	October 31, 2011
Wharton	July 24, 2010
Woodland Commons	August 31, 2016

For information regarding all of the Company’s rental obligations, see Notes to Consolidated Financial Statements.

All other offices of the Company and Lakeland are owned and are unencumbered.

ITEM 3 - Legal Proceedings

In 2001, a complaint captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al was filed in the Los Angeles County Superior Court against Lakeland and others. Plaintiffs are certain of the lessees who had entered into leases with Commercial Money Center, Inc. (“CMC”). (As previously disclosed,

Lakeland had purchased four separate portfolios of predominantly commercial leases from CMC.) Plaintiffs allege, among other things, that these leases are not true leases but are instead loans which charge usurious interest rates. They further allege that because of various California Financial Code violations by CMC, the lease instruments are either void or must be reformed and all amounts paid by the lessees must be returned to them. The action against Lakeland has been stayed while an appeal by plaintiffs is pending concerning the dismissal of certain of plaintiffs’ claims against defendants.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2006.

ITEM 4A - Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Roger Bosma Age 64	1999	President and Chief Executive Officer of the Company (June, 1999 – Present); President and Chief Executive Officer of Lakeland Bank (January, 2002 – Present)

Robert A. Vandenbergh Age 55	1999	Senior Executive Vice President and Chief Lending Officer of the Company (December, 2006 – Present); Executive Vice President and Chief Lending Officer of the Company (October, 1999 – December, 2006); President, The National Bank of Sussex County (November, 1998 – June, 2001)

Joseph F. Hurley Age 56	1999	Executive Vice President and Chief Financial Officer of the Company (November, 1999 – Present)

Jeffrey J. Buonforte Age 55	1999	Executive Vice President and Chief Retail Officer of the Company (November, 1999 – Present)

Louis E. Luddecke Age 60	1999	Executive Vice President and Chief Operations Officer of the Company (October, 1999 – Present)

Steven Schachtel Age 49	2000	President, Lakeland Bank Equipment Leasing Division (April, 2000 – Present)

James R. Noonan Age 55	2003	Executive Vice President and Chief Credit Officer of the Company (December, 2003 – Present); Senior Vice President and Chief Credit Officer of the Company (March, 2003 – December, 2003); Senior Credit Officer, Fleet National Bank (prior years – March, 2003)

PART II

ITEM 5 –	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Common Stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the Nasdaq National Market) since February 22, 2000 and in the over the counter market prior to this date. As of December 31, 2006, there were 3,846 shareholders of record of Common Stock. The following table sets forth the range of the high and low daily closing prices of the Common Stock as provided by Nasdaq and dividends declared for the periods presented. Prices and dividends have been adjusted to reflect the Company’s 5% stock dividend paid on August 15, 2006.

Year ended December 31, 2006	High	Low	Dividends Declared
First Quarter	$15.29	$13.71	$0.095
Second Quarter	14.92	12.67	0.095
Third Quarter	15.29	13.35	0.095
Fourth Quarter	15.43	12.88	0.100

Year ended December 31, 2005	High	Low	Dividends Declared
First Quarter	$16.22	$13.87	$0.091
Second Quarter	15.01	12.80	0.091
Third Quarter	15.53	14.05	0.095
Fourth Quarter	15.56	13.61	0.095

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $141.3 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2006.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1 – Business – Supervision and Regulation – Dividend Restrictions.”

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program (the “Stock Option Plan”), as of December 31, 2006. This plan was Lakeland’s only equity compensation plan in existence as of December 31, 2006. No warrants or rights may be granted, or are outstanding, under the Stock Option Plan.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	1,176,628	$13.07	656,770

Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	1,176,628	$13.07	656,770

The number in column (a) includes 36,028 shares subject to restricted stock awards granted under the Company’s Stock Option Plan, including unvested shares. Shares subject to restricted stock awards have been excluded for purposes of calculating the weighted-average exercise price in column (b).

Item 6

SELECTED CONSOLIDATED FINANCIAL DATA

(Not covered by Report of Independent Registered Public Accounting Firm)

Years Ended December 31	2006	2005	2004 (2)	2003 (3)	2002
	(in thousands except per share data)
Interest income	$119,808	$103,839	$83,319	$66,922	$65,520
Interest expense	53,104	33,632	21,817	16,224	17,346

Net interest income	66,704	70,207	61,502	50,698	48,174
Provision for loan and lease losses	1,726	1,555	3,602	3,000	10,500
Noninterest income	17,175	15,128	12,761	10,926	9,001
Gains (losses) on sales of investment securities	(2,995)	(583)	638	1,857	876
Noninterest expenses	54,721	53,392	47,185	38,287	33,587

Income before income taxes	24,437	29,805	24,114	22,194	13,964
Income tax provision	7,460	9,584	7,619	7,087	3,887

Net income	$16,977	$20,221	$16,495	$15,107	$10,077

Per-Share Data(1)
Weighted average shares outstanding:
Basic	22,039	22,511	20,295	16,847	16,577
Diluted	22,183	22,681	20,545	17,081	16,886
Earnings per share:
Basic	$0.77	$0.90	$0.81	$0.90	$0.61
Diluted	$0.77	$0.89	$0.80	$0.88	$0.60
Cash dividend per common share	$0.39	$0.37	$0.36	$0.34	$0.30
Book value per common share	$9.04	$8.65	$8.53	$6.31	$5.51

At December 31
Investment securities available for sale	$280,509	$515,903	$582,106	$557,402	$361,760
Investment securities held to maturity	142,838	154,569	162,922	43,009	46,083
Loans, net of deferred fees	1,591,644	1,312,767	1,176,005	851,536	719,658
Goodwill and other identifiable intangible assets	92,053	93,395	94,119	27,609	3,020
Total assets	2,263,573	2,206,033	2,141,021	1,585,290	1,207,105
Total deposits	1,860,627	1,798,160	1,726,804	1,325,682	1,059,092
Total core deposits	1,357,748	1,350,567	1,360,980	1,038,195	807,747
Long-term borrowings	148,413	101,764	98,991	89,500	31,000
Total stockholders’ equity	199,500	191,781	194,548	110,951	90,767

Performance ratios
Return on Average Assets	0.76%	0.94%	0.90%	1.10%	0.89%
Return on Average Equity	8.85%	10.55%	10.79%	15.45%	11.29%
Return on Tangible Equity(4)	17.14%	20.69%	17.99%	17.58%	11.69%
Efficiency ratio	62.28%	59.76%	60.70%	60.32%	57.23%
Net Interest Margin (tax equivalent basis)	3.39%	3.73%	3.82%	4.12%	4.75%
Loans to Deposits	85.54%	73.01%	68.10%	64.23%	67.95%

Capital ratios
Tier 1 leverage ratio	7.51%	7.49%	7.71%	7.84%	7.01%
Total risk-based capital ratio	10.96%	12.47%	13.27%	15.96%	12.20%

The following reconciliation table provides a more detailed analysis of this non-GAAP performance measure:
Years Ended December 31	2006	2005	2004	2003	2002
Return on average equity	8.85%	10.55%	10.79%	15.45%	11.29%
Effect of intangibles	8.29%	10.14%	7.20%	2.13%	0.40%

Return on average tangible equity	17.14%	20.69%	17.99%	17.58%	11.69%

(1)	Restated for 5% stock dividends in 2006, 2005, 2003 and 2002.
(2)	The results of operations include Newton Trust Company from July 1, 2004 forward.
(3)	The results of operations include Community State Bank from August 25, 2003 forward.
(4)

This is a non-GAAP ratio. “Return on Tangible Equity” is defined as net income as a percentage of average total equity reduced by recorded intangible assets. This may be important to investors that are interested in analyzing our return on equity exclusive of the effect of changes in intangible assets on equity.

Item 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the selected consolidated financial data that is presented on the preceding page as well as the accompanying financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. and “Lakeland” refers to the Company’s wholly owned banking subsidiary—Lakeland Bank. The Newton Trust Company (Newton) was merged into Lakeland on November 4, 2005. Newton Financial Corporation (“NFC”), the parent company of Newton, was merged into the Company on July 1, 2004 and Community State Bank (CSB) was merged into Lakeland on August 25, 2003.

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

In addition to the factors disclosed by the Company elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions nationally, regionally and in the Company’s markets; the extent and timing of actions of the Federal Reserve Board; changes in levels of market interest rates; clients’ acceptance of the Company’s products and services; credit risks of lending activities; changes in the conditions of the capital markets in general and in the capital markets for financial institutions in particular and the impact of the war in Iraq on such markets; and the extent and timing of legislative and regulatory actions and reforms.

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

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company tests goodwill for impairment annually at the reporting unit level using various market valuation methodologies. The Company has tested the goodwill as of December 31, 2006 and has determined that it is not impaired.

Financial Overview

The year ended December 31, 2006 represented a year of continued growth for the Company. In 2006, the Company opened two new branches and sold one branch in a non-contiguous market. The Company also completed a balance sheet restructuring where it sold $97.3 million in securities yielding 3.47% in order to lower its borrowings and to fund loan growth resulting in improved net interest income in future periods. As discussed in this management’s discussion and analysis:

•	Total loans and leases increased by $278.7 million or 21%.

•	Lakeland sold $97.3 million in securities in fourth quarter 2006 for a loss of $3.3 million to lower its borrowings and to fund loan growth.

•	Net income decreased $3.2 million or 16% from 2005 to 2006, primarily as a result of the balance sheet restructuring discussed above.

Net income for 2006 was $17.0 million or $0.77 per diluted share compared to net income of $20.2 million and $0.89 per diluted share in 2005. For 2006, Return on Average Assets was 0.76% and Return on Average Equity was 8.85%. For 2005, Return on Average Assets was 0.94% and Return on Average Equity was 10.55%.

The impact of the loss of $3.3 million resulting from the balance sheet restructuring, and the write-off of $300,000 in costs related to a stock offering, which the Company elected not to complete, reduced after tax income by $2.3 million or $0.10 per share.

In 2004, net income was $16.5 million or $0.80 per diluted share with a Return on Average Assets of 0.90% and a Return on Average Equity of 10.79%.

Net interest income

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. The Company’s net interest income is determined by: (i) the volume of interest-earning assets that it holds and the yields that it earns on those assets, and (ii) the volume of interest-bearing liabilities that it has assumed and the rates that it pays on those liabilities. Net interest income increases when the Company can use noninterest- bearing deposits to fund or support interest-earning assets.

Net interest income for 2006 on a tax equivalent basis was $68.7 million, representing a decrease of $3.5 million or 5% from the $72.2 million earned in 2005. Net interest income for 2004 on a tax equivalent basis was $63.2 million. The decrease in net interest income from 2005 to 2006 resulted from an increase in the Company’s cost of funds of 101 basis points and a $90.7 million increase in average interest-bearing liabilities partially offset by a $91.5 million increase in average interest-earning assets and a 55 basis point increase in the yield on average interest-earning assets. The increase in net interest income in 2005 from 2004 resulted from an increase in earning assets of $279.3 million partially offset by a $257.7 million increase in interest-bearing liabilities and a 47 basis point increase in the cost of funds. Factors contributing to the decline in the net interest margin will be discussed in further detail below.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
Interest Income
Loans	$12,926	$5,595	$18,521	$13,722	$3,714	$17,436
Taxable investment securities	(4,652)	1,740	(2,912)	1,700	491	2,191
Tax-exempt investment securities	161	(63)	98	801	(162)	639
Federal funds sold	(14)	310	296	(14)	492	478

Total interest income	8,421	7,582	16,003	16,209	4,535	20,744

Interest Expense
Savings deposits	(65)	2,328	2,263	85	236	321
Interest-bearing transaction accounts	219	6,910	7,129	1,183	3,649	4,832
Time deposits	1,881	5,441	7,322	2,241	1,911	4,152
Borrowings	1,247	1,511	2,758	2,645	(135)	2,510

Total interest expense	3,282	16,190	19,472	6,154	5,661	11,815

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$5,139	$(8,608)	$(3,469)	$10,055	$(1,126)	$8,929

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2006			2005			2004
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
				(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,419,272	$94,909	6.69%	$1,222,084	$76,388	6.25%	$999,865	$58,952	5.90%
Taxable investment securities	485,607	20,115	4.14%	593,789	23,027	3.88%	549,728	20,836	3.79%
Tax-exempt securities	102,003	5,729	5.62%	99,110	5,631	5.68%	84,889	4,992	5.88%
Federal funds sold (B)	21,379	1,060	4.96%	21,798	764	3.50%	23,034	286	1.24%

Total interest-earning assets	2,028,261	121,813	6.01%	1,936,781	105,810	5.46%	1,657,516	85,066	5.13%
Noninterest earning assets:
Allowance for loan and lease losses	(13,007)			(15,513)			(18,150)
Other assets	218,901			232,455			191,100

TOTAL ASSETS	$2,234,155			$2,153,723			$1,830,466

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$332,821	$4,347	1.31%	$343,219	$2,084	0.61%	$327,965	$1,763	0.54%
Interest-bearing transaction accounts	708,224	18,836	2.66%	695,415	11,707	1.68%	602,575	6,875	1.14%
Time deposits	474,693	18,363	3.87%	411,704	11,041	2.68%	319,808	6,889	2.15%
Borrowings	217,148	11,558	5.32%	191,807	8,800	4.59%	134,082	6,290	4.69%

Total interest-bearing liabilities	1,732,886	53,104	3.06%	1,642,145	33,632	2.05%	1,384,430	21,817	1.58%

Noninterest-bearing liabilities:
Demand deposits	296,853			308,025			284,638
Other liabilities	12,684			11,945			8,503
Stockholders’ equity	191,732			191,608			152,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,234,155			$2,153,723			$1,830,466

Net interest income/spread		68,709	2.94%		72,178	3.42%		63,249	3.56%
Tax equivalent basis adjustment		2,005			1,971			1,747

NET INTEREST INCOME		$66,704			$70,207			$61,502

Net interest margin (C)			3.39%			3.73%			3.82%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Total interest income on a tax equivalent basis increased from $105.8 million in 2005 to $121.8 million in 2006, an increase of $16.0 million. The increase in interest income from 2005 to 2006 was primarily due to a $91.5 million increase in interest-earning assets due to growth in the loan portfolio. The increase in interest income was also due to a 55 basis point increase in the average yield on earning assets due to the increasing rate environment and to a shift in the Company’s mix in earning assets from lower yielding investment securities and federal funds sold to higher yielding loans. Loans as a percent of average interest-earning assets increased from 63% in 2005 to 70% in 2006.

The increase in interest income from $85.1 million in 2004 to $105.8 million in 2005 resulted from a $279.3 million increase in average interest-earning assets and a 33 basis point increase in the yield on average interest-earning assets reflecting an increasing rate environment and a shift in the Company’s mix in earning assets from lower yielding investment securities to higher yielding loans.

Total interest expense increased from $33.6 million in 2005 to $53.1 million in 2006 as a result of an increase in average rates paid on interest-bearing liabilities from 2.05% in 2005 to 3.06% in 2006. An increase in interest-bearing liabilities of $90.7 million to $1.7 billion in 2006 also contributed to the increase in interest expense. A change in the mix of the deposits from lower costing core deposits to higher costing time deposits also had the effect of increasing the Company’s cost of funds. Average savings and interest-bearing transaction accounts decreased from 63% of total interest-bearing liabilities in 2005 to 60% in 2006. Noninterest-bearing demand deposits also decreased from $308.0 million in 2005 to $296.9 million in 2006. Higher yielding time deposits increased from 25% of interest-bearing liabilities in 2005 to 27% of total deposits in 2006.

Interest expense increased from $21.8 million in 2004 to $33.6 million in 2005 due to the increase in the volume of interest-bearing liabilities of $257.7 million and to an increase in the cost of funds of 47 basis points. The cost of funds increased as a result of an increase in market interest rates and from a shift from core deposits to time deposits.

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.39%, 3.73% and 3.82% for 2006, 2005 and 2004, respectively. The decrease in the net interest margin from 2005 to 2006 resulted from deposits repricing faster than interest-earning assets and from a shift in interest-bearing liabilities from core deposits to time deposits and borrowings. The 55 basis point increase in the average yield on interest-earning assets and the 101 basis point increase in the average rate paid on interest-bearing liabilities resulted in a lower net interest spread and a lower net interest margin. The decrease in the net interest margin from 2004 to 2005 also resulted from interest-bearing liabilities repricing faster than interest-earning assets.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan review. The provision for loan and lease losses at $1.7 million in 2006 increased from $1.6 million in 2005 due to management’s evaluation of the loan portfolio. For more information, see Financial Condition—Risk Elements below. Net charge-offs decreased from $5.0 million in 2005 to $1.4 million in 2006. Charge-offs in 2005 included a charge-off of $3.0 million in one of the commercial lease pools due to the settlement with the last surety company which issued surety bonds to guarantee the income stream of such lease pool. Net charge-offs as a percent of average loans outstanding decreased from 0.41% in 2005 to 0.10% in 2006. Without the impact of the commercial lease pool charge-offs, net charge-offs as a percentage of average loans outstanding would have been 0.16% for 2005.

The 2005 provision for loan and lease losses at $1.6 million decreased from $3.6 million in 2004 due to management’s evaluation of the loan portfolio including its evaluation of the risk in the commercial lease pools discussed above. Net charge-offs were $6.2 million in 2004, including a $3.4 million charge-off in one of the commercial lease pools due to a settlement with one of the surety companies which issued surety bonds to guarantee the income stream of several commercial lease pools. The ratio of net charge-offs to average loans outstanding was 0.62%. Without the impact of the commercial lease pool charge-off in 2004, the ratio of net-charge-offs to average loans outstanding would have been 0.28%.

Noninterest Income

Noninterest income declined from $14.5 million in 2005 to $14.2 million in 2006 as a result of a balance sheet restructuring in fourth quarter 2006 in which we sold $97.3 million in securities at a loss of $3.3 million. As a result, losses on sales of investment securities increased from $583,000 in 2005 to $3.0 million in 2006. Offsetting the impact of the loss on the sale of securities was a $1.2 million or 12% increase in service charges on deposit accounts from 2005 to 2006 resulting from the overdraft privilege program that was implemented in May of 2005. Commissions and fees increased $521,000 or 17% to $3.6 million in 2006 due to an increase in investment services brokerage income from $284,000 in 2005 to $1.0 million in 2006. In 2005, Lakeland received commission income on the sales of investment services net of commission expense paid to the licensed sales representatives. In 2006, Lakeland employed its own sales representatives, and as a result, has recorded gross commission income received on the sales of investments and $495,000 in commission expense paid to its sales representatives in salaries and benefit expense. Partially offsetting the increase in commission income is a decrease in loan fees of $186,000. Other income increased $340,000 to $1.6 million as a result of a gain on the sale of a branch completed in first quarter 2006. Noninterest income represented 17.5% of total revenue in 2006. (Total revenue is defined as net interest income plus non-interest income.)

Noninterest income increased $1.1 million or 9% to $14.5 million in 2005 from $13.4 million in 2004 and represented 17.2% of total revenue for 2005. A primary source of this increase in revenue was an increase in service charges on demand deposit accounts from $7.8 million in 2004 to $9.6 million in 2005, a $1.8 million or 23% increase. This increase resulted from fee income generated by Lakeland’s overdraft privilege program implemented in second quarter of 2005 and a full year of income from the Newton branches. Gains (losses) on sales of securities decreased from a gain of $638,000 in 2004 to a loss of $583,000 in 2005 as a result of a decline in the market value of securities due to the interest rate environment and from a sale of securities so that Lakeland could position its portfolio to take advantage of higher yielding bonds. Income from bank owned life insurance (BOLI) increased as a result of a full year of income earned on $5.5 million in BOLI policies acquired in the Newton acquisition. Other income increased from $803,000 in 2004 to $1.2 million in 2005 as a result of leasing income.

Noninterest Expense

Noninterest expense increased $1.3 million or 2% from $53.4 million in 2005 to $54.7 million in 2006. Total salaries and benefit expense increased $2.3 million or 8% from $28.5 million in 2005 to $30.8 million in 2006. Part of this increase resulted from the termination of the Company’s post-retirement benefit plan in 2005 and the reduction of a $750,000 accrual related to the post retirement benefit plan in 2005. Also impacting the increase in salary expense were normal salary and benefit increases and staffing increases including the licensed investment sales representatives referred to above. Partially offsetting the increased salary and benefit costs were declines in medical insurance expense relating to a revision of the Company’s medical insurance program which resulted in a $359,000 or 11% decrease in costs from 2005 to 2006. Stationery, supplies and postage expense declined $175,000 or 10% from $1.8 million in 2005 to $1.6 million in 2006 primarily as a result of decreased supply expenses resulting from the merger of Newton into Lakeland. Legal fees declined from $811,000 in 2005 to $618,000 in 2006 resulting from a recovery of litigation costs from the Company’s insurance carrier related to the purchased lease pools discussed in Note 15 of the Consolidated Financial Statements-Commitments and Contingencies-Litigation. Other expenses declined from $9.6 million in 2005 to $8.8 million in 2006, a decline of $737,000 or 8%. This decrease included a $196,000 decline in director fees from 2005 to 2006 resulting from the merger of Newton with Lakeland and from a decline in the Company’s provision for unfunded lending commitments from $525,000 in 2005 to $61,000 in 2006.

Noninterest expense increased from $47.2 million in 2004 to $53.4 million in 2005, a $6.2 million or 13% increase. Salaries and benefits, the largest component of noninterest expense, increased by $3.4 million or 13%. A full year of the salaries paid to Newton’s 119 employees contributed to this increase as well as normal salary and benefit increases. Occupancy expense increased from $4.4 million in 2004 to $5.4 million in 2005 as a result of expenses related to the ten branches and one administration center acquired in the Newton acquisition. Occupancy expense also included $161,000 in expenses relating to the closing of three branch offices. Furniture and equipment expenses increased $373,000 or 9% due to costs related to upgrading the Company’s computer system as well as additional costs incurred from the acquisition of the Newton branches. Stationery, supplies and postage increased $254,000 or 16% from 2004 to 2005 as a result of expenses related to the Newton merger as well as expenses related to internal growth. Marketing expense increased from $1.5 million in 2004 to $1.6 million in 2005 primarily as a result of expenses related to the merger of Newton into Lakeland and to the opening of two new branches. Core deposit intangible expense increased from $810,000 in 2004 to $1.2 million in 2005 resulting from a full year’s amortization of core deposit intangible acquired in the Newton acquisition. Other expenses increased from $8.1 million in 2004 to $9.6 million in 2005, a $1.4 million or 18% increase. Other expenses included a $408,000 increase in director fees which included a full year of fees related to Newton, costs related to the merger of Newton into Lakeland, and costs related to the increased size of the Company’s Board of Directors in connection with the merger of NFC into the Company. Other expenses also included the establishment of a provision for unfunded lending commitments of $525,000 in 2005, a $200,000 increase in telecommunications expense, and a $139,000 increase in expenses related to personnel recruitment. The remainder of the increase in other expenses resulted from a full year of expenses related to Newton and expense related to our increased customer base.

The efficiency ratio expresses the relationship between non-interest expense (excluding other real estate expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities). In 2006, the Company’s efficiency ratio on a tax equivalent basis increased to 62.3% from 59.8% in

2005. The efficiency ratio was 60.7% in 2004. The increase in the efficiency ratio from 2005 to 2006 resulted from a decline in total revenue during that period. The ratio of noninterest expense to average assets is another measure of efficiency for a financial institution. Noninterest expense as a percent of average assets decreased to 2.45% in 2006 from 2.48% in 2005 and 2.58% in 2004. The decline in this ratio reflects efficiencies realized from merging Newton into Lakeland and other expense reductions discussed above.

Income Taxes

The Company’s effective income tax rate was 30.5%, 32.2% and 31.6%, in the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s effective tax rate declined from 2005 to 2006 because the Company’s pre-tax income declined 18%, and its interest on tax-exempt securities as a percent of pre-tax income increased.

Financial Condition

Total assets increased from $2.21 billion on December 31, 2005 to $2.26 billion on December 31, 2006, an increase of $57.5 million, or 3%. Total assets at year-end 2005 increased $65.0 million or 3% from year-end 2004.

Loans

Lakeland primarily serves Northern New Jersey and the surrounding areas. Its leasing division serves a broader national market. All of its borrowers are U.S. residents or entities.

Total loans increased from $1.31 billion on December 31, 2005 to $1.59 billion on December 31, 2006, an increase of $278.7 million or 21%. The increase in loans occurred in all major loan categories. Commercial loans increased from $589.6 million to $714.5 million, an increase of $124.9 million or 21%. Leases increased from $90.1 million to $196.5 million, an increase of $106.3 million or 118%. The home equity and consumer installment portfolio increased from $302.2 million in 2005 to $315.0 million in 2006, an increase of $12.8 million or 4%. The residential real estate mortgage portfolio also increased $15.5 million or 6%. Real estate construction loans, which include both residential and commercial construction loans, increased from $68.3 million in 2005 to $87.6 million in 2006, an increase of $19.2 million or 28%. Total loans increased from $1.17 billion in 2004 to $1.31 billion in 2005, an increase of $136.3 million or 12%. The majority of the growth was in the commercial loan portfolio which increased $76.8 million or 15%.

The following table sets forth the classification of the Company’s loans by major category as of December 31 for each of the last five years:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Commercial	$714,496	$589,646	$512,810	$330,101	$263,362
Leases	196,518	90,194	87,787	62,278	34,744
Real estate—mortgage	272,102	256,621	217,500	178,404	161,469
Real estate—construction	87,562	68,325	62,687	20,476	19,567
Home equity and consumer installment	315,038	302,236	289,920	254,039	234,259

	$1,585,716	$1,307,022	$1,170,704	$845,298	$713,401

The following table shows the percentage distributions of loans by category as of December 31 for each of the last five years.

	December 31,
	2006	2005	2004	2003	2002
Commercial	45.0%	45.1%	43.7%	39.0%	36.9%
Leases	12.4%	6.9%	7.5%	7.4%	4.9%
Real estate—mortgage	17.2%	19.7%	18.6%	21.1%	22.6%
Real estate—construction	5.5%	5.2%	5.4%	2.4%	2.8%
Home equity and consumer installment	19.9%	23.1%	24.8%	30.1%	32.8%

	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2006, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth certain categories of loans as of December 31, 2006, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Types of Loans:
Commercial	$101,910	$102,627	$509,959	$714,496
Real Estate—construction	61,100	3,154	23,308	87,562

Total	$163,010	$105,781	$533,267	$802,058

Amount of such loans with:
Predetermined rates	$35,729	$74,947	$107,048	$217,724
Floating or adjustable rates	127,281	30,834	426,219	584,334

Total	$163,010	$105,781	$533,267	$802,058

Risk Elements

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest has been in default for a period of 90 days or more unless the obligation is both well secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Non-performing assets:
Non-accrual loans	4,437	3,907	13,017	16,653	19,985
Other real estate owned	—	—	650	—	—

TOTAL NON-PERFORMING ASSETS	$4,437	$3,907	$13,667	$16,653	$19,985

Non-performing assets as a percent of total assets	0.20%	0.18%	0.64%	1.05%	1.66%

Past due loans*	$876	$5,127	$2,347	$1,248	$1,342

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

Non-accrual loans increased from $3.9 million at December 31, 2005 to $4.4 million on December 31, 2006. In 2005, non-accruals decreased $9.1 million from the prior year, resulting primarily from the settlement with the one remaining surety company which had guaranteed the income stream of $6.4 million of commercial lease pools. The settlement included a $3.3 million principal payment and a charge-off of the remaining $3.0 million. Other real estate owned decreased from $650,000 in 2004 to $0 in 2005 as a result of the sale of other real estate property that had been acquired in the Newton acquisition. All non-accrual loans are in various stages of litigation, foreclosure, or workout.

For 2006, the gross interest income that would have been recorded, had the loans classified at year-end as non-accrual been performing in conformance with their original loan terms, is approximately $299,000. The amount of interest income actually recorded on those loans for 2006 was $315,000. The resultant income of $16,000 for 2006 compares to losses of $338,000 and $1.3 million for 2005 and 2004, respectively.

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

As of December 31, 2006, based on the above criteria, the Company had impaired loans totaling $4.1 million (including $4.0 million in non-accrual loans). The impairment of these loans is based on the fair value of the underlying collateral for these loans. Based upon such evaluation, $1,351,000 has been allocated to the allowance for loan and lease losses for impairment. At December 31, 2006, the Company also had $10.8 million in loans that were rated substandard and $22,000 rated as doubtful that were not classified as non-performing or impaired.

There were no loans at December 31, 2006, other than those designated non-performing, impaired, substandard or doubtful where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2006, the historical relationships among the amount of loans outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans charged off and the amount of loan recoveries:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance of the allowance at the beginning of the year	$13,173	$16,638	$16,899	$17,940	$8,220

Loans charged off:
Commercial*	1,207	3,872	3,449	4,100	501
Leases	90	478	1,515	0	0
Home equity and consumer	1,493	1,923	1,718	1,817	926
Real estate—mortgage	—	—	—	—	—

Total loans charged off	2,790	6,273	6,682	5,917	1,427

Recoveries:
Commercial	728	552	102	637	446
Leases	83	201	43	16	0
Home equity and consumer	531	499	363	350	195
Real estate—mortgage	3	1	10	1	6

Total Recoveries	1,345	1,253	518	1,004	647

Net charge-offs:	1,445	5,020	6,164	4,913	780
Addition related to acquisitions	—	—	2,301	872	—
Provision for loan and lease losses charged to operations	1,726	1,555	3,602	3,000	10,500

Ending balance	$13,454	$13,173	$16,638	$16,899	$17,940

Ratio of net charge-offs to average loans outstanding	0.10%	0.41%	0.62%	0.64%	0.12%
Ratio of allowance at end of year as a percentage of year-end total loans	0.85%	1.00%	1.41%	1.98%	2.49%

*

Includes charge-offs of $3.0 million, $3.4 million and $2.1 million in 2005, 2004 and 2003, respectively, related to the settlement of litigation concerning the commercial lease pools which are further described in Note 15 to the Consolidated Financial Statements.

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

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified classified loans that have been designated as requiring attention by the Company or the Company’s external loan review consultant.

•	The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 – 4 family residential mortgages, and consumer loans.

•	The establishment of reserve amounts for the non-classified loans in each portfolio based upon the historical average loss experience for these portfolios and management’s evaluation of key factors.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2006. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans in each category as well as historical trends.

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Commercial	$8,327	$8,578	$12,215	$13,042	$15,569
Leases	1,589	1,243	1,383	994	517
Home equity and consumer	2,591	2,592	2,411	2,117	1,109
Real estate—construction	648	350	146	54	54
Real estate—mortgage	299	410	483	692	691

	$13,454	$13,173	$16,638	$16,899	$17,940

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

	December 31,
	2006	2005	2004
	(in thousands)
U.S. Treasury and U.S. government agencies	$81,635	$195,914	$194,378
Obligations of states and political subdivisions	86,193	109,862	101,023
Mortgage-backed securities	219,369	335,081	403,150
Equity securities	22,025	19,067	18,352
Other debt securities	14,125	10,548	28,125

	$423,347	$670,472	$745,028

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2006:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$12,956	$15,913	$9,723	$3,787	$42,379
Yield	4.46%	4.28%	4.64%	4.85%	4.47%
Obligations of states and political subdivisions
Amount	3,861	14,058	9,844	1,447	29,210
Yield	5.72%	5.34%	5.55%	5.43%	5.46%
Mortgage-backed securities
Amount	—	10,183	24,470	139,723	174,376
Yield	—%	4.09%	4.07%	4.63%	4.52%
Other debt securities
Amount	565	595	9,421	1,938	12,519
Yield	4.24%	4.53%	3.84%	6.33%	4.27%
Other equity securities
Amount	22,025	—	—	—	22,025
Yield	0.50%	—%	—%	—%	0.50%

Total securities
Amount	$39,407	$40,749	$53,458	$146,895	$280,509
Yield	2.36%	4.60%	4.40%	4.67%	4.28%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2006:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$2,000	$33,267	$3,989	$—	$39,256
Yield	3.60%	4.18%	4.26%	—%	4.15%
Obligations of states and political subdivisions
Amount	12,194	12,633	24,137	8,019	56,983
Yield	5.48%	4.82%	5.07%	5.59%	5.18%
Mortgage-backed securities
Amount	66	3,681	3,718	37,528	44,993
Yield	3.48%	3.96%	3.84%	5.06%	4.87%
Other debt securities
Amount	—	—	508	1,098	1,606
Yield	0.00%	—%	5.00%	5.50%	5.34%

Total securities
Amount	$14,260	$49,581	$32,352	$46,645	$142,838
Yield	5.21%	4.32%	4.82%	5.16%	4.80%

Deposits

Total deposits increased from $1.798 billion on December 31, 2005 to $1.861 billion on December 31, 2006, an increase of $62.5 million, or 3%, net of a sale of an $8.0 million branch in the first quarter of 2006. The major factor driving deposit growth in 2006 was a growth in time deposits, which increased from $447.6 million at December 31, 2005 to $502.9 million at December 31, 2006, an increase of $55.3 million or 12%. The increase was primarily in certificates of deposits over $100,000, which included municipal deposits and $30.1 million in brokered deposits.

Total noninterest bearing demand accounts decreased from $312.5 million to $303.6 million, a $9.0 million or 3% decrease. Savings and interest bearing transaction accounts increased from $1.04 billion to $1.05 billion, an increase of $16.2 million or 2%. Total core deposits, which are defined as noninterest bearing deposits and savings and interest-bearing transaction accounts, increased from $1.351 billion on December 31, 2005 to $1.358 billion on December 31, 2006, an increase of $7.2 million or 1%. Total deposits in 2005 increased $71.4 million or 4% from December 31, 2004.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$296,853	—%	$308,025	—%	$284,638	—%
Interest-bearing transaction accounts	708,224	2.66%	695,415	1.68%	602,575	1.14%
Savings	332,821	1.31%	343,219	0.61%	327,965	0.54%
Time deposits	474,693	3.87%	411,704	2.68%	319,808	2.15%

Total	$1,812,591	2.29%	$1,758,363	1.41%	$1,534,986	1.01%

As of December 31, 2006, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$107,921
Over 3 through 6 months	41,090
Over 6 through 12 months	53,177
Over 12 months	7,383

Total	$209,571

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
•

Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2006, the Company generated $70.5 million in deposit growth excluding the impact of the sale of one branch in first quarter 2006.

•	Sales of securities and overnight funds. At year-end 2006, the Company had $280.5 million in securities designated “available for sale.”
•

Overnight credit lines. Lakeland is a member of the Federal Home Loan Bank of New York (FHLB). One membership benefit is that members can borrow overnight funds. Lakeland has lines of credit totaling $200.0 million available for it to borrow from the FHLB. Lakeland also has overnight federal funds lines available for it to borrow up to $110.0 million.

The Company’s management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs including current loan commitments, deposit maturities and other obligations. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company’s assessment of rate sensitive assets and rate sensitive liabilities and the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2006:

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$7,847	$1,118	$1,798	$1,340	$3,591
Benefit plan commitments	2,530	35	332	370	1,793
Remaining contractual maturities of time deposits	502,879	468,526	29,967	3,282	1,104
Subordinated debentures	56,703	—	—	—	56,703
Loan commitments	385,789	335,425	12,811	2,820	34,733
Long-term borrowed funds	91,710	30,855	30,855	20,000	10,000
Standby letters of credit	9,754	7,978	1,776	—	—

Total	$1,057,212	$843,937	$77,539	$27,812	$107,924

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

The following table sets forth the estimated maturity/repricing structure of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2006. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain at the Company regardless of market interest rates. Therefore, 13% of the core interest-bearing deposits, 20% of core savings deposits and 35% of money market deposit accounts are shown as maturing or repricing within three months. The remainder is divided between the “after 1 but within 5 years” column and the “after 5 years” column. Interest-bearing transaction accounts held by states and municipalities are seen to be more sensitive than personal interest-bearing transaction accounts. Therefore, 75% of public interest-bearing transaction accounts are shown as repricing within three months. The table does not assume any prepayment of fixed-rate loans.

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

	Maturing or Repricing
December 31, 2006	Within three months	After 3 months but within 1 year	After 1 but within 5 years	After 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$306,508	$154,685	$719,345	$411,106	$1,591,644
Investment securities	44,815	63,863	212,781	101,888	423,347
Interest-bearing cash accounts	32,076	—	—	—	32,076

Total interest-earning assets	383,399	218,548	932,126	512,994	2,047,067

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	283,579	—	273,321	174,898	731,798
Savings accounts	64,478	—	114,628	143,286	322,392
Time deposits	197,041	271,579	33,155	1,104	502,879

Total interest-bearing deposits	545,098	271,579	421,104	319,288	1,557,069

Borrowings:
Fed funds purchased and securities sold under agreements to repurchase	41,061	—	—	—	41,061
Long-term debt	405	50,450	40,855	—	91,710
Subordinated debentures	—	—	30,000	26,703	56,703

Total borrowings	41,466	50,450	70,855	26,703	189,474

Total interest-bearing liabilities	586,564	322,029	491,959	345,991	1,746,543

Interest rate sensitivity gap	$(203,165)	$(103,481)	$440,167	$167,003	$300,524

Cumulative rate sensitivity gap	$(203,165)	$(306,646)	$133,521	$300,524

Changes in estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on the Company’s net interest income or net portfolio value.

Because of the limitations in the gap analysis discussed above, members of the Company’s Asset/Liability Committee believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items.

The starting point (or “base case”) for the following table is an estimate of the Company’s net portfolio value at December 31, 2006 using current discount rates, and an estimate of net interest income for 2007 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2006 levels. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points. Rate shocks assume that current interest rates change immediately. The information provided for net interest income for 2007 assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the twelve month period. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

	Net Portfolio Value at December 31, 2006		Net interest income for 2007
Rate Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
	(dollars in thousands)
+200 basis points	$273,907	(12.8)%	$66,035	(4.9)%
Base Case	314,189	—%	69,403	—%
-200 basis points	329,554	4.9%	72,665	4.7%

Capital Resources

Stockholders’ equity increased $7.7 million to $199.5 million at December 31, 2006, from $191.8 million at December 31, 2005, reflecting net income during the year of $17.0 million, cash dividends to stockholders of $8.5 million, other comprehensive income of $1.8 million, purchases of treasury stock of $3.1 million and a net change from the exercise of stock options of $622,000.

Book value per share (total stockholders’ equity divided by the number of shares outstanding) increased from $8.65 on December 31, 2005 to $9.04 on December 31, 2006 as a result of increased income and a decrease in shares outstanding resulting from the buyback of shares under the stock repurchase program. Book value per share was $8.53 on December 31, 2004.

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

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2006 and 2005:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
Capital Ratios:	2006	2005	2006	2005	2006	2005
The Company	7.51%	7.49%	10.13%	11.51%	10.96%	12.47%
Lakeland Bank	6.85%	6.86%	9.24%	10.57%	10.07%	11.53%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Recent Accounting Pronouncements

As further discussed in Note 1 – Stock Based Compensation, the Company adopted SFAS No. 123(R), “Share-Based Payments” on January 1, 2006. SFAS No. 123(R) requires the Company to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of the grant. The Company elected to use a modified method of prospective application. Prior to adopting SFAS No. 123(R), the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 permitted entities to account for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued for Employees.” Under SFAS No. 123, entities were required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

On May 13, 2005, the Company accelerated the vesting of 483,812 stock options, representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on May 13, 2005. The Company’s decision to accelerate the vesting of these options was part of a review by the Board of Directors of the Company’s incentive compensation program and upcoming changes in the accounting for stock options. Compensation expense that would have been recorded absent the accelerated vesting was approximately $1.3 million net of taxes, $644,000 of which would have been recorded in 2006. In December 2005, the Company granted options to purchase 164,308 shares of common stock to key employees at an exercise price of $14.94 per share. These options vested immediately. Compensation expense that would have been recorded net of taxes was approximately $774,000.

Because the Company’s options are fully vested, there was no impact on compensation expense or net income for 2006.

In December 2006, the Company issued 36,028 shares of restricted stock at a market value of $14.65 per share. These shares vest over a four year period. The expected compensation expense will be $124,000 a year for the next four years.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and benefit obligations are measured, must be a company’s fiscal year end. The Company adopted SFAS No. 158 on December 31, 2006 and recorded a liability of $526,000, a deferred tax asset of $184,000, and an other comprehensive loss of $342,000 upon adoption.

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

The Company evaluated the impact that the adoption of SAB 108 had on its financial statements using both the iron curtain method and the rollover method to evaluate misstatements and did not find any items requiring an adjustment.

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”) which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.

The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF 06-4 effective January 1, 2008. The Company is currently evaluating the impact this guidance will have on the Company’s financial position and results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 is effective for the fiscal years beginning after December 15, 2006. The Company adopted this EITF effective January 1, 2007. EITF 06-5 pertains to companies with life insurance policies, including Bank Owned Life Insurance, and further defines the amount that could be realized under an insurance contract that should be booked as an asset on a company’s balance sheet. The Company is currently evaluating the impact this guidance will have on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 but earlier adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157 during the same time period.

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

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8 – Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(dollars in thousands)
ASSETS
Cash	$47,888	$42,639
Interest-bearing deposits due from banks	32,076	10,176

Total cash and cash equivalents	79,964	52,815
Investment securities available for sale	280,509	515,903
Investment securities held to maturity; fair value of $140,564 in 2006 and $151,637 in 2005	142,838	154,569
Loans, net of deferred fees	1,591,644	1,312,767
Less: allowance for loan and lease losses	13,454	13,173

Net loans	1,578,190	1,299,594
Premises and equipment—net	32,072	32,428
Accrued interest receivable	8,509	8,851
Goodwill	87,111	87,111
Other identifiable intangible assets	4,942	6,284
Bank owned life insurance	36,774	35,479
Other assets	12,664	12,999

TOTAL ASSETS	$2,263,573	$2,206,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$303,558	$312,529
Savings and interest-bearing transaction accounts	1,054,190	1,038,038
Time deposits under $100 thousand	293,308	293,293
Time deposits $100 thousand and over	209,571	154,300

Total deposits	1,860,627	1,798,160
Federal funds purchased and securities sold under agreements to repurchase	41,061	103,199
Long-term debt	91,710	45,061
Subordinated debentures	56,703	56,703
Other liabilities	13,972	11,129

TOTAL LIABILITIES	2,064,073	2,014,252

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 23,563,463 at December 31, 2006 and 23,564,454 at December 31, 2005; outstanding shares, 22,057,322 at December 31, 2006 and 22,178,020 at December 31, 2005	242,661	226,322
Accumulated Deficit	(17,526)	(9,514)
Treasury stock, at cost, 1,506,141 in 2006 and 1,386,434 in 2005	(22,565)	(20,176)
Accumulated other comprehensive loss	(3,070)	(4,851)

TOTAL STOCKHOLDERS’ EQUITY	199,500	191,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,263,573	$2,206,033

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$94,909	$76,388	$58,952
Federal funds sold and interest-bearing deposits with banks	1,060	764	286
Taxable investment securities	20,115	23,027	20,835
Tax-exempt investment securities	3,724	3,660	3,246

TOTAL INTEREST INCOME	119,808	103,839	83,319

INTEREST EXPENSE
Deposits	41,546	24,832	15,527
Federal funds purchased and securities sold under agreements to repurchase	4,297	3,026	589
Long-term debt	7,261	5,774	5,701

TOTAL INTEREST EXPENSE	53,104	33,632	21,817

NET INTEREST INCOME	66,704	70,207	61,502
Provision for loan and lease losses	1,726	1,555	3,602

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	64,978	68,652	57,900
NONINTEREST INCOME
Service charges on deposit accounts	10,792	9,633	7,823
Commissions and fees	3,595	3,074	3,001
Gains (losses) on the sales of investment securities	(2,995)	(583)	638
Income on bank owned life insurance	1,237	1,210	1,134
Other income	1,551	1,211	803

TOTAL NONINTEREST INCOME	14,180	14,545	13,399

NONINTEREST EXPENSE
Salaries and employee benefits	30,839	28,511	25,128
Net occupancy expense	5,386	5,416	4,365
Furniture and equipment	4,657	4,453	4,080
Stationery, supplies and postage	1,631	1,806	1,552
Legal fees	618	811	1,655
Marketing expense	1,573	1,625	1,473
Core deposit intangible amortization	1,196	1,212	810
Other expenses	8,821	9,558	8,122

TOTAL NONINTEREST EXPENSE	54,721	53,392	47,185

Income before provision for income taxes	24,437	29,805	24,114
Provision for income taxes	7,460	9,584	7,619

NET INCOME	$16,977	$20,221	$16,495

PER SHARE OF COMMON STOCK:
Basic earnings	$0.77	$0.90	$0.81

Diluted earnings	$0.77	$0.89	$0.80

Cash dividends	$0.39	$0.37	$0.36

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Years Ended December 31,
	2006	2005	2004
	(in thousands)
NET INCOME	$16,977	$20,221	$16,495

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	247	(5,587)	678
Less: reclassification for gains (losses) included in net income	(2,073)	(396)	436
Change in pension liabilities, net	(539)	—	—

Other Comprehensive Income (Loss)	1,781	(5,191)	242

TOTAL COMPREHENSIVE INCOME	$18,758	$15,030	$16,737

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

	Common stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2003	16,483,551	$131,116	($12,980)	($7,283)	$98	$110,951
Net Income 2004	—	—	16,495	—	—	16,495
Other comprehensive income, net of tax	—	—	—	—	242	242
Exercise of stock options	—	264	—	818	—	1,082
Shares issued for the purchase of Newton Financial Corp.	4,891,019	77,553	—	—	—	77,553
Cash dividends	—	—	(7,362)	—	—	(7,362)
Purchase of treasury stock	—	—	—	(4,413)	—	(4,413)

BALANCE DECEMBER 31, 2004	21,374,570	208,933	(3,847)	(10,878)	340	194,548
Net Income 2005			20,221			20,221
Other comprehensive loss, net of tax					(5,191)	(5,191)
Exercise of stock options		(192)		800		608
Stock dividend	1,067,767	17,581	(17,581)			—
Cash dividends			(8,307)		—	(8,307)
Purchase of treasury stock				(10,098)		(10,098)

BALANCE DECEMBER 31, 2005	22,442,337	226,322	(9,514)	(20,176)	(4,851)	191,781
Net Income 2006			16,977			16,977
Other comprehensive income, net of tax and reclassification adjustments					1,781	1,781
Exercise of stock options		(133)		755		622
Stock dividend	1,121,126	16,472	(16,472)			—
Cash dividends			(8,517)			(8,517)
Purchase of treasury stock				(3,144)		(3,144)

BALANCE DECEMBER 31, 2006	23,563,463	$242,661	$(17,526)	$(22,565)	$(3,070)	$199,500

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,977	$20,221	$16,495
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	594	1,281	3,166
Depreciation and amortization	3,512	3,532	3,189
Amortization of intangible assets	1,196	1,212	810
Provision for loan and lease losses	1,726	1,555	3,602
Provision for losses on other real estate	—	—	200
(Gains) losses on sales of securities	2,995	583	(637)
Gain on sale of branch	(361)	—	—
Deferred income tax (benefit)	(740)	1,524	1,330
(Increase) decrease in other assets	(641)	(1,851)	39
Increase in other liabilities	2,084	1,428	661

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,342	29,485	28,855

CASH FLOWS FROM INVESTING ACTIVITIES
Cash equivalents in excess of cash paid for business acquired	—	—	1,067
Proceeds from repayments on and maturity of securities:
Available for sale	86,977	122,326	153,537
Held to maturity	29,910	32,326	43,244
Proceeds from sales of securities:
Available for sale	178,124	80,380	32,708
Held to maturity	—	715	—
Purchase of securities:
Available for sale	(29,908)	(146,359)	(171,400)
Held to maturity	(18,378)	(25,058)	(122,965)
Purchase of Asset Based Lending portfolio	—	—	(25,524)
Net increase in loans	(280,137)	(141,340)	(103,618)
Proceeds from sale of branch, net	(7,326)	—	—
Proceeds from dispositions of premises and equipment	51	135	44
Capital expenditures	(3,400)	(4,345)	(3,682)
Net decrease in other real estate owned	—	650	—

NET CASH USED IN INVESTING ACTIVITIES	(44,087)	(80,570)	(196,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	70,459	71,356	134,229
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(62,138)	(7,631)	59,407
Proceeds from long-term debt	50,000	10,000	—
Repayments of long-term debt	(3,351)	(7,227)	(5,521)
Purchase of treasury stock	(3,144)	(10,098)	(4,413)
Exercise of stock options	519	461	656
Excess tax benefits	66	—	—
Dividends paid	(8,517)	(8,307)	(7,362)

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,894	48,554	176,996

Net increase (decrease) in cash and cash equivalents	27,149	(2,531)	9,262
Cash and cash equivalents, beginning of year	52,815	55,346	46,084

CASH AND CASH EQUIVALENTS, END OF YEAR	$79,964	$52,815	$55,346

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

Lakeland operates as a commercial bank offering a wide variety of commercial loans and leases and, to a lesser degree, consumer credits. Its primary future strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in its principal markets. Lakeland funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, it originates residential mortgage loans, and services such loans which are owned by other investors. Lakeland also has a leasing division which provides equipment lease financing primarily to small and medium sized business clients and an asset based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers.

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

The Company evaluated the impact that the adoption of SAB 108 had on its financial statements using both the iron curtain method and the rollover method to evaluate misstatements and did not find any items requiring an adjustment.

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

The Company has evaluated its investments under FSP 115-1. Because it has concluded that none of its securities have impairments that are other-than-temporary, the impact of these pronouncements have not had a material impact on the Company’s financial statements.

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

Impairment of loans is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2006 and 2005, Lakeland was servicing approximately $15.4 million and $17.1 million, respectively, of loans for others.

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

In March 2006, the FASB issued SFAS No 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” (SFAS No. 156). This statements amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS No. 156 is effective for a company’s first fiscal year beginning after September 15, 2006. The Company adopted SFAS No. 156 effective January 1, 2007. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Restrictions On Cash And Due From Banks

Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account. The amounts of those reserves and cash balances at December 31, 2006 and 2005 were approximately $2.6 million and $2.9 million, respectively.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Unless otherwise indicated, all weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

Employee Benefit Plans

The Company has certain employee benefit plans covering substantially all employees. The Company accrues such costs as incurred.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R),” as of December 31, 2006. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and benefit obligations are measured, must be a company’s fiscal year end as of December 31, 2007. The Company adopted SFAS No. 158 on December 31, 2006 for the Newton pension plan and the Director’s Retirement Plan and recorded a liability of $526,000, a deferred tax asset of $184,000 and an other comprehensive loss of $342,000 upon adoption.

Stock-Based Compensation

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized options to purchase up to 2,149,875 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company’s stock option program also allows for the grant of restricted shares. The Company has no option or restricted stock awards with market or performance conditions attached to them. The Company generally issues shares for option exercises from its treasury stock. The Company’s stock-based employee compensation plans are more fully described in Note 14.

Prior to 2006, the Company followed the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 permitted entities to account for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued for Employees.” Under SFAS No. 123, entities were required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

On May 13, 2005, the Company accelerated the vesting of 483,812 stock options, representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on May 13, 2005. The Company’s decision to accelerate the vesting of these options was part of a review by the Board of Directors of the Company’s incentive compensation program and upcoming changes in the accounting for stock options. Compensation expense that would have been recorded absent the accelerated vesting was approximately $2.1 million net of taxes, $644,000 of which would have been recorded in 2006. In December 2005, the Company granted options to purchase 164,308 shares of common stock to key employees at an exercise price of $14.94 per share. These options vested immediately. Compensation expense that would have been recorded net of taxes was approximately $774,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition method to stock-based employee compensation (in thousands, except per share amounts).

	Years Ended December 31,
	2005	2004
Net income, as reported	$20,221	$16,495
Deduct: Stock-based compensation costs determined under fair value based method for all awards	2,888	769

Pro forma net income	$17,333	$15,726

Earnings per share:
Basic, as reported	$0.90	$0.81
Basic, pro forma	$0.77	$0.77

Diluted, as reported	$0.89	$0.80
Diluted, pro forma	$0.76	$0.77

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $10.6 million, $7.8 million and $6.7 million in 2006, 2005 and 2004, respectively. Cash paid for interest was $51.9 million, $32.6 million and $21.4 million in 2006, 2005 and 2004, respectively.

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

	Year ended December 31, 2006
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$378	$(131)	$247
Less reclassification adjustment for net losses realized in net income	(2,995)	922	(2,073)

Net unrealized gains on available for sale securities	3,373	(1,053)	2,320
Change in pension liabilities	(829)	290	(539)

Other comprehensive income, net	$2,544	$(763)	$1,781

	Year ended December 31, 2005
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding gains arising during period	$(8,503)	$2,916	$(5,587)
Less reclassification adjustment for net losses realized in net income	(583)	187	(396)

Other comprehensive loss, net	$(7,920)	$2,729	$(5,191)

	Year ended December 31, 2004
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$991	$(313)	$678
Less reclassification adjustment for net gains realized in net income	638	(202)	436

Other comprehensive income, net	$353	$(111)	$242

Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The Company tests goodwill for impairment annually at the reporting unit level using various market valuation methodologies. The Company has tested the goodwill and other identifiable intangible assets as of December 31, 2006 and has determined that they are not impaired.

Goodwill and core deposit intangible resulting from the Newton and CSB acquisitions totaled $84.9 million and $7.9 million, respectively, and is included in goodwill and other identifiable intangible assets. Total goodwill was $87.1 million for each of the years ended December 31, 2006 and 2005. Core deposit intangible was $4.9 million and $6.3 million for the years ended December 31, 2006 and 2005, respectively. Amortization expense of core deposit intangible was $1.2 million, $1.2 million and $810,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is owner and beneficiary of the policies. At December 31, 2006 and 2005, Lakeland had $36.8 million and $35.5 million, respectively, in BOLI. Income earned on BOLI was

$1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”) which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.

The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF 06-4 effective January 1, 2008. The Company is currently evaluating the impact this guidance will have on the Company’s financial position and results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 is effective for the fiscal years beginning after December 15, 2006. The Company adopted this EITF effective January 1, 2007. EITF 06-5 pertains to companies with life insurance policies, including Bank-Owned Life Insurance, and further defines the amount that could be realized under an insurance contract that should be booked as an asset on a company’s balance sheet. The Company is currently evaluating the impact this guidance will have on the Company’s financial position and results of operations.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

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

The Federal Reserve has issued guidance on the regulatory capital treatment for the trust preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule took effect April 11, 2005; however, a five year transition period starting March 31, 2004 and leading up to March 31, 2009 allows bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). Management will continue to evaluate the effects of this rule through the transition period.

New Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 but earlier adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157 during the same time period.

NOTE 2 - ACQUISITIONS

On July 1, 2004, the Company completed the acquisition of Newton Financial Corp. (“NFC”) pursuant to which NFC was merged into the Company. NFC shareholders had the right to elect stock and/or cash in the merger subject to certain allocation provisions. NFC shareholders who received stock received 4.5 shares (4.961 restated*) of the Company’s stock for each of their NFC shares. NFC shareholders who received cash received $72.08 per share. Under the terms of the merger, 1,086,922 shares of NFC stock were exchanged for a total issuance of 4,891,119 shares (5,392,457 restated*) of Lakeland Bancorp stock. The remaining 270,526 shares of NFC stock were exchanged for a total of $19.5 million. NFC stock options of 13,591 were exchanged for Company stock options of 61,160 (67,428 restated*) and were fully vested at the time of the merger. As a result of the acquisition, the Company recorded $67.0 million in goodwill and other intangible assets. In 2005, an unasserted legal claim was identified related to loan payments previously made to Newton prior to Lakeland’s acquisition. The unasserted legal claim of approximately $460,000 was recorded in goodwill during the first quarter of 2005 and was settled in the second quarter of 2005. The transaction was accounted for under the purchase method of accounting. The results of operations include Newton’s results of operations from July 1, 2004 forward.

*Restated for the 5% stock dividend payable on August 16, 2005 to shareholders of record on July 29, 2005 and for the 5% stock dividend paid on August 16, 2006 to shareholders of record on July 31, 2006.

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

NOTE 3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

AVAILABLE FOR SALE

	December 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)				(in thousands)
U.S. government agencies	$43,346	$—	$(967)	$42,379	$160,421	$0	$(3,039)	$157,382
Mortgage-backed securities	179,734	7	(5,365)	174,376	293,179	27	(7,402)	285,804
Obligations of states and political subdivisions	29,183	166	(139)	29,210	45,396	549	(226)	45,719
Other debt securities	13,128	35	(644)	12,519	8,084	13	(166)	7,931
Equity securities	19,153	3,007	(135)	22,025	16,231	3,069	(233)	19,067

	$284,544	$3,215	$(7,250)	$280,509	$523,311	$3,658	$(11,066)	$515,903

HELD TO MATURITY

	December 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)				(in thousands)
U.S. government agencies	$39,256	$—	$(808)	$38,448	$38,532	$—	$(834)	$37,698
Mortgage-backed securities	44,993	7	(1,008)	43,992	49,277	13	(1,111)	48,179
Obligations of states and political subdivisions	56,983	125	(550)	56,558	64,143	142	(1,116)	63,169
Other debt securities	1,606	—	(40)	1,566	2,617	—	(26)	2,591

	$142,838	$132	$(2,406)	$140,564	$154,569	$155	$(3,087)	$151,637

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$17,415	$17,382	$14,194	$14,162
Due after one year through five years	30,990	30,566	45,900	45,014
Due after five years through ten years	29,899	28,988	28,634	28,294
Due after ten years	7,353	7,172	9,117	9,102

	85,657	84,108	97,845	96,572
Mortgage-backed securities	179,734	174,376	44,993	43,992
Equity securities	19,153	22,025	—	—

Total securities	$284,544	$280,509	$142,838	$140,564

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Sale proceeds	$178,124	$81,095	$32,708
Gross gains	1,204	343	678
Gross losses	(4,199)	(926)	(440)

In 2005, the Company sold approximately $715,000 in investment securities classified as held to maturity for a gain of $23,000 because over 85% of the original principal acquired on these securities had been paid by the sale date.

Securities with a carrying value of approximately $332.8 million and $255.3 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	Less than 12 months		12 months or longer			Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
December 31, 2006

AVAILABLE FOR SALE

U.S. government agencies	$—	$—	$39,382	$967	12	$39,382	$967
Mortgage-backed securities	17,557	190	152,883	5,175	97	170,440	5,365
Obligations of states and political subdivisions	2,155	18	12,680	121	31	14,835	139
Other debt securities	5,032	22	5,548	622	5	10,580	644
Equity securities	—	—	8,291	135	3	8,291	135

	$24,744	$230	$218,784	$7,020	148	$243,528	$7,250

HELD TO MATURITY

U.S. government agencies	$983	$16	37,465	$792	16	$38,448	$808
Mortgage-backed securities	5,508	48	38,090	960	27	43,598	1,008
Obligations of states and political subdivisions	11,181	22	30,729	528	106	41,910	550
Other debt securities	—	—	1,566	40	3	1,566	40

	$17,672	$86	$107,850	$2,320	152	$125,522	$2,406

	Less than 12 months		12 months or longer			Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
December 31, 2005

AVAILABLE FOR SALE

U.S. government agencies	$53,718	$340	$103,664	$2,699	55	$157,382	$3,039
Mortgage-backed securities	101,212	1,720	168,724	5,682	136	269,936	7,402
Obligations of states and political subdivisions	16,923	204	767	22	38	17,690	226
Other debt securities	5,452	149	568	17	4	6,020	166
Equity securities	7,862	233	—	—	6	7,862	233

	$185,167	$2,646	$273,723	$8,420	239	$458,890	$11,066

HELD TO MATURITY

U.S. government agencies	$14,830	$252	22,868	$582	16	$37,698	$834
Mortgage-backed securities	18,904	277	27,388	834	22	46,292	1,111
Obligations of states and political subdivisions	38,825	649	2,523	467	131	41,348	1,116
Other debt securities	2,038	24	553	2	4	2,591	26

	$74,597	$1,202	$53,332	$1,885	173	$127,929	$3,087

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

NOTE 4 - LOANS

	December 31,
	2006	2005
	(in thousands)
Commercial	$714,496	$589,646
Leases	196,518	90,194
Real estate-mortgage	272,102	256,621
Real estate-construction	87,562	68,325
Home Equity and Consumer	315,038	302,236

Total loans	1,585,716	1,307,022
Plus deferred costs	5,928	5,745

Loans net of deferred fees	$1,591,644	$1,312,767

The maturities of minimum lease receivables are as follows (in thousands):

2007	$7,928
2008	24,313
2009	45,411
2010	42,348
2011	53,743
2012 and therafter	22,775

$196,518

Changes in the allowance for loan and lease losses are as follows:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$13,173	$16,638	$16,899
Provision for loan and lease losses	1,726	1,555	3,602
Addition related to acquisitions	—	—	2,301
Loans charged off	(2,790)	(6,273)	(6,682)
Recoveries	1,345	1,253	518

Balance at end of year	$13,454	$13,173	$16,638

The balance of impaired loans was $4.1 million and $3.7 million at December 31, 2006 and 2005, respectively. Lakeland identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $1,351,000 and $953,000 at December 31, 2006 and 2005, respectively. The average recorded investment on impaired loans was $3.7 million, $8.2 million and $15.3 million during 2006, 2005 and 2004, respectively, and the income recognized, primarily on the cash basis, on impaired loans was $315,000, $323,000 and $190,000 during 2006, 2005 and 2004, respectively. Interest which would have been accrued on impaired loans during 2006, 2005 and 2004 was $299,000, $661,000 and $1.5 million, respectively. Lakeland’s policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. Lakeland recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Lakeland; if these factors do not exist, Lakeland will not recognize income until all loan principal has been recovered.

Loans past due 90 days or more and still accruing are those loans as to which payment of interest or principal is in arrears for a period of 90 days or more but is adequately collateralized as to interest and principal or is in the process of collection. Non-performing loans consist of non-accrual loans and renegotiated loans. Non-accrual loans are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans are loans whose contractual interest rates have been reduced or where other significant modifications have been made due to borrowers’ financial difficulties. Interest on these loans is either accrued or credited directly to interest income. Loans past due 90 days or more and non-accrual loans were as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Loans past due 90 days or more and still accruing	$876	$5,127	$2,347

Non-accrual loans	$4,437	$3,907	$13,017

The impact of the above non-performing loans on interest income is as follows:

December 31,	2006	2005	2004
	(in thousands)
Interest income if performing in accordance with original terms	$299	$661	$1,476
Interest income actually recorded	315	323	217

	$(16)	$338	$1,259

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms as those prevailing for comparable transactions with other borrowers. These loans at December 31, 2006, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. At December 31, 2006, loans to these related parties amounted to $32.6 million. There were new loans of $15.8 million to related parties and repayments of $13.0 million from related parties in 2006.

NOTE 5 - PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2006	2005
		(in thousands)
Land	Indefinite	$5,604	$5,698
Buildings and building improvements	10 to 50 years	30,079	29,615
Leasehold improvements	10 to 25 years	1,976	1,855
Furniture, fixtures and equipment	2 to 30 years	23,280	21,823

		60,939	58,991
Less accumulated depreciation and amortization		28,867	26,563

		$32,072	$32,428

NOTE 6 - DEPOSITS

At December 31, 2006, the schedule of maturities of certificates of deposit is as follows (in thousands):

2007	$468,526
2008	27,192
2009	2,775
2010	2,688
2011	594
Thereafter	1,104

$502,879

NOTE 7 - Debt

Lines of Credit

As of December 31, 2006, the Company had approved lines of credit with the Federal Home Loan Bank (FHLB) of New York of $200.0 million. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2006 there were no outstanding borrowings against these lines. As of December 31, 2006, the Company also had overnight federal funds lines available for it to borrow $110.0 million. The Company had not borrowed against these lines as of December 31, 2006.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Borrowed money at December 31, 2006 and 2005 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for 2006, 2005 and 2004. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

	2006	2005	2004
	(in thousands)
Federal funds purchased:
Balance at December 31	$—	$36,275	$55,000
Interest rate at December 31	0.00%	4.32%	2.50%
Maximum amount outstanding at any month-end during the year	$95,150	$80,825	$55,000
Average amount outstanding during the year	$32,614	$15,233	$12,370
Weighted average interest rate during the year	5.07%	3.08%	1.55%

	2006	2005	2004
	(in thousands)
Securities sold under agreements to repurchase:
Balance at December 31	$41,061	$66,294	$55,830
Interest rate at December 31	4.19%	3.79%	2.10%
Maximum amount outstanding at any month-end during the year .	$74,336	$111,737	$60,057
Average amount outstanding during the year	$59,866	$80,206	$26,524
Weighted average interest rate during the year	4.42%	3.19%	1.51%

Long-Term Debt

FHLB Debt

At December 31, 2006, advances from the FHLB totaling $91.7 million will mature within one to seven years and are reported as long-term borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 5.08%.

Outstanding borrowings mature as follows (in thousands):

Year
2007	$30,855
2008	30,855
2009	—
2010	10,000
2011	10,000
Thereafter	10,000

$91,710

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

NOTE 8 - STOCKHOLDERS’ EQUITY

On July 12, 2006, the Company announced a stock repurchase program for the purchase of up to 500,000 shares of the Company’s common stock over the next year. The Company has purchased no shares of its common stock under this repurchase program.

On July 12, 2006, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on August 16, 2006.

On June 10, 2005, the Company announced a stock repurchase program for the purchase of up to 826,875 shares of the Company’s common stock over the next year. During 2005, the Company purchased 421,157 shares of its outstanding common stock in the 2005 plan at an average price of $14.46 per share for an aggregate cost of $6.1 million. During 2006, the Company purchased 220,657 shares of its common stock in the 2005 plan at an average price of $14.25 per share for an aggregate cost of $3.1 million. In July 2006, the 2005 plan expired and was replaced by the 2006 plan.

On July 13, 2005, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on August 15, 2005.

In January 2004, the Company announced a stock repurchase program for the purchase of up to 275,625 shares of the Company’s common stock over the next year. On July 15, 2004, the amount of shares purchasable in the stock buyback plan was increased to 551,250 shares to be purchased over the following year. During 2004, the Company purchased 278,932 shares of its outstanding common stock at an average price of $15.82 per share for an aggregate cost of $4.4 million. During 2005, the Company completed purchasing the shares purchasable in the 2004 plan by purchasing 284,432 shares of its outstanding common stock at an average price of $14.10 per share for an aggregate price of $4.0 million.

NOTE 9 - SHAREHOLDER PROTECTION RIGHTS PLAN

The Company adopted a Shareholder Rights Plan (the “Rights Plan”) in 2001 to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the Company distributed a dividend of one right to purchase a unit of common stock on each outstanding common share of the Company. The rights are not currently exercisable or transferable, and no separate certificates evidencing such rights will be distributed, unless certain events occur. The rights have an expiration date of September 4, 2011.

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

NOTE 10 - INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current tax provision	$8,200	$8,060	$6,289
Deferred tax provision (benefit)	(740)	1,524	1,330

Total provision for income taxes	$7,460	$9,584	$7,619

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Federal income tax, at statutory rates	$8,553	$10,432	$8,442
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,781)	(1,730)	(1,507)
State income tax, net of federal income tax effect	704	823	622
Other, net	(16)	59	62

Provision for income taxes	$7,460	$9,584	$7,619

The net deferred tax asset consisted of the following:

	December 31,
	2006	2005
Deferred tax assets:	(in thousands)
Allowance for loan and lease losses	$5,736	$5,382
Valuation reserves for land held for sale and other real estate	679	679
Non-accrued interest	292	243
Depreciation	164	68
Deferred compensation	1,140	974
Unfunded pension benefits	290	0
Unrealized loss on securities available for sale	1,504	2,557
Other, net	6	240

Deferred tax assets	9,811	10,143

Deferred tax liabilities:
Core deposit intangible from acquired companies	2,030	2,466
Deferred loan costs	1,161	963
Prepaid expenses	290	264
Fair market value adjustments	131	217
Other	563	574

Deferred tax liabilities	4,175	4,484

Net deferred tax assets, included in other assets	$5,636	$5,659

NOTE 11 – EARNINGS PER SHARE

The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	Year ended December 31, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$16,977	22,039	$0.77
Effect of dilutive securities
Stock Options	—	144	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$16,977	22,183	$0.77

Options to purchase 535,691 shares of common stock and 36,028 shares of restricted stock at a weighted average of $15.39 and $14.65 per share, respectively, were outstanding during 2006. The options and restricted stock were not included in the computation of diluted earnings per share because the option exercise price and the grant-date price were greater than the average market price during the period.

	Year ended December 31, 2005
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$20,221	22,511	$0.90
Effect of dilutive securities
Stock Options	—	170	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$20,221	22,681	$0.89

Options to purchase 547,576 shares of common stock at a weighted average of $15.39 per share were outstanding during 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

	Year ended December 31, 2004
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$16,495	20,295	$0.81
Effect of dilutive securities
Stock Options	—	250	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$16,495	20,545	$0.80

Options to purchase 238,523 shares of common stock at $15.91 per share were outstanding during 2004. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $743,000 for 2006, $755,000 for 2005 and $625,000 for 2004.

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

Former CEO Retirement Benefits

Metropolitan State Bank entered into an agreement in January 1997 with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a fifteen year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period as well as certain retiree medical benefits. During 2006, 2005 and 2004, $11,000, $9,000 and $15,000 respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401K plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 40% of the employee’s contributions. The Company’s contributions in 2006, 2005 and 2004 totaled $361,000, $321,000 and $240,000, respectively.

Pension Plan

Newton had a defined benefit pension plan. As of March 31, 2004, Newton’s Board of Directors elected to freeze the benefits of the pension plan. All participants of the plan ceased accruing benefits as of that date.

The investment policy and strategy of the Plan and its advisors includes target portfolio allocations of approximately 60% in equities and 40% in debt securities. Based on historical performance, the Plan assumes that the long term equity securities have earned a rate of return of approximately 10% and fixed income securities have earned a return of between 1% and 5%. The composition of plan assets at December 31, 2006 was as follows:

Asset Category
Equity securities	67%
Debt securities	32%
Other securities	1%

The accumulated benefit obligation as of December 31, 2006 and 2005, is as follows:

(in thousands)	2006	2005
Accumulated postretirement benefit obligation	$1,500	$1,481
Interest Cost	95	105
Actuarial loss	286	237
Estimated benefit payments	(305)	(323)

Total accumulated postretirement benefit obligation	1,576	1,500

Fair value of plan assets beginning of period	1,360	1,619
Return on plan assets	121	64
Benefits paid	(305)	(323)
Asset gain	0	0

Fair value of plan assets at end of year	1,176	1,360

Funded status	(400)	(140)
Unrecognized net actuarial loss	530	304

Prepaid benefit	$130	$164

Accumulated benefit obligation	$1,576	$1,500

Amount not recognized as component of net postretirement cost
Recognized in accumulated other comprehensive income Net actuarial loss	$344	$—

The components of net periodic pension cost are as follows:

(in thousands)	2006	2005
Amortization of actuarial loss	$25	$4
Interest cost on APBO	95	105
Expected return on plan assets	(87)	(117)

Net periodic postretirement cost	$33	$(8)

The benefits expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

2007	$2
2008	50
2009	53
2010	63
2011	62
2012 - 2016	506

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

	2006	2005
Discounted rate	6.00%	6.00%
Expected return on plan assets	7.25%	7.25%
Rate of compensation	0.00%	0.00%

The Company adopted SFAS No. 158 on December 31, 2006 and recorded a liability of $226,000, a deferred tax asset of $79,000 and an other comprehensive loss of $147,000 upon adoption.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2007 is $31,000.

Employee Stock Ownership Plan

NBSC had an Employee Stock Ownership Plan (“ESOP”). No contributions have been made to this plan for the years ended December 31, 2006, 2005 and 2004.

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

The accumulated postretirement benefit obligation (APBO) as of December 31, 2005 was as follows:

(in thousands)	2005
Accumulated postretirement benefit obligation, January 1	$660
Service cost	62
Interest Cost	41
Amendments	(204)
Effect of Settlement	(30)
Effect of Curtailment	(512)
Actuarial (gain) loss	15
Estimated benefit payments	(32)

Total accumulated postretirement benefit obligation	0
Unrecognized net gain due to past experience different from that assumed and effects of changes in assumptions made	—
Unrecognized prior service cost	—
Unamortized transition obligation	—

Accrued accumulated postretirement benefit obligation	$—

The measurement date for the APBO was December 31, 2005.

The components of net periodic postretirement benefit cost are as follows:

(in thousands)	2005	2004
Service cost, benefits attributed to employee service during the year	$62	$66
Interest cost on APBO	41	36
Amortization of prior service cost	26	47
Amortization of transition obligation	6	6
Amortization of gains	(9)	(7)

Net periodic postretirement cost before accounting for settlement and curtailment	$126	$148
Curtailment gain	(675)	—
Settlement gain	(197)	—

Net periodic postretirement benefit cost	($746)	$—

Because the Company terminated the postretirement benefit plan, there will be no contribution in 2007.

The discount rate used to determine the Company’s APBO was 6.0% for 2005.

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2006, 2005 and 2004, $12,000, $25,000 and $3,000, respectively, was charged to operations related to these obligations. As of December 31, 2006 and 2005, the accrued liability for these plans was $190,000 and $208,000, respectively.

Supplemental Executive Retirement Plan

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its Chief Executive Officer that provides annual retirement benefits of $150,000 a year for a 15 year period when the Chief Executive Officer reaches the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies purchased in 2003. In 2006, 2005 and 2004, the Company expensed $355,000, $331,000 and $308,000, respectively, for this plan.

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

	December 31,
	2006	2005
	(in thousands)
Actuarial present value of benefit obligation
Vested	$594	$543
Nonvested	56	86

Accumulated benefit obligation	$650	$629

Projected benefit obligation	833	825
Unrecognized net loss	—	(113)
Unrecognized prior service cost being amortized over fifteen years	—	(258)

Accrued plan cost included in other liabilities	$833	$454

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial loss	$86	$—
Unrecognized prior service cost	$213
Not recognized in accumulated other comprehensive income
Net actuarial loss	—	113
Unrecognized prior service cost	—	258

Amounts not recognized as a component of net postretirement benefit cost	$299	$371

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$24	$21	$18
Interest cost	47	48	49
Amortization of prior service cost	46	47	46

	$117	$116	$113

A discount rate of 6.00% was assumed in the plan valuation for both 2006 and 2005. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2007	$47
2008	55
2009	55
2010	72
2011	72
2012 - 2016	357

The Company expects its contribution to the director’s retirement plan to be $47,000 in 2007.

On December 31, 2006, the Company adopted SFAS No. 158 and recorded a liability of $299,000 to recognize the underfunded status of the Director’s Retirement Plan. It also recorded a deferred tax asset of $105,000 and an other comprehensive loss of $194,000.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2007 is $35,000.

NOTE 14 - STOCK-BASED COMPENSATION

Employee Stock Option Plans

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company. The plan originally authorized options to purchase up to 1,273,089 shares of common stock of the Company. At the 2005 Annual Shareholders Meeting, the shareholders voted to increase the authorized shares by an additional 876,786 shares.

During 2004 the Company granted options to purchase 110,250 shares to new non-employee directors of the Company. The directors’ options were exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. The vesting of these shares was accelerated in 2005 as further discussed below. As of December 31, 2006 and 2005, 272,115 and 295,162 options granted to directors were outstanding, respectively.

During 2005, the Company granted options to purchase 164,308 shares of common stock to key employees at an exercise price of $14.94 per share. These options vested immediately. During 2004, the Company granted options to purchase 166,070 shares of common stock to key employees at an exercise price of $15.61, 64,640 of which were subject to shareholder approval of the increase of authorized shares. As of December 31, 2006 and 2005, outstanding options to purchase common stock granted to key employees were 813,643 and 868,246, respectively.

On May 13, 2005, the Company accelerated 483,812 stock options representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on that date.

In addition to the 2000 Equity Compensation program, the Company has assumed the outstanding options granted under three employee stock option plans established by High Point (the High Point Plans). As of December 31,

2006 and 2005, 1,609 options were outstanding under the High Point Plans. The Company has also assumed outstanding options granted under Newton Financial Corp.’s 1999 Stock Option Plan (the Newton Plan). As of December 31, 2006 and 2005, 53,233 options were outstanding under the Newton Plan.

On December 13, 2006, the Company granted 36,028 shares of restricted stock at a market value of $14.65. These shares vest over a four year period. The expected compensation expense will be $124,000 a year for the next four years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. A $66,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).

For the years ended December 31, 2005 and 2004, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rates	4.28%	3.98%
Expected dividend yield	2.00%	2.00%
Expected volatility	30.00%	31.00%
Expected lives (years)	7.00	7.00

Weighted average fair value of options granted	$4.50	$4.76

There were no options granted in 2006.

A summary of the status of the Company’s option plans as of December 31, 2006 and the changes during the year ending on that date is represented below.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	1,218,249	$12.82
Options granted in acquisition	—	—
Exercised	(64,922)	8.00
Forfeited	(12,727)	15.41

Outstanding, end of year	1,140,600	$13.07	6.22	$2,383,151

Options exercisable at year-end	1,140,600		6.22	$2,383,151

Vested and expected to vest at December, 31, 2006	1,140,600		6.22	$2,383,151

The aggregate intrinsic value of options exercised in 2006, 2005 and 2004 were $363,000, $749,000 and $888,000, respectively. Exercise of stock options during 2006, 2005 and 2004 resulted in cash receipts of $519,000, $624,000 and $743,000, respectively. The total fair value of options that vested in 2005 and 2004 were $3.0 million and $846,000, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rentals under long-term operating leases amounted to approximately $1,197,000, $1,186,000 and $878,000 for the years ended December 31, 2006, 2005 and 2004, respectively, including rent expense to related parties of $197,000 in 2006 and 2005 and $183,000 in 2004. At December 31, 2006, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2024 are as follows (in thousands):

2007	$1,118
2008	946
2009	852
2010	759
2011	581
Thereafter	3,591

$7,847

Litigation

As the Company has disclosed in its periodic reports filed with the SEC, the Company was involved in legal proceedings concerning four separate portfolios of predominately commercial leases which Lakeland purchased from Commercial Money Center, Inc. (“CMC”). CMC obtained surety bonds from three surety companies to guarantee each lessee’s performance. Relying on these bonds, Lakeland and other investors purchased the leases and CMC’s right to payment under the various surety bonds. CMC (and a related entity, Commercial Servicing Corp. (“CSC”)) eventually stopped forwarding to the Company the required amounts.

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

In 2001, a complaint captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al was filed in the Los Angeles County Superior Court against Lakeland and others. Plaintiffs are certain of the lessees who had entered into leases with CMC. Plaintiffs allege, among other things, that these leases are not true leases but are instead loans which charge usurious interest rates. They further allege that because of various California Financial Code violations by CMC, the lease instruments are either void or must be reformed and all amounts paid by the lessees must be returned to them. The action against Lakeland has been stayed while an appeal by plaintiffs is pending concerning the dismissal of certain of plaintiffs’ claims against defendants.

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2006	2005
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$385,789	$351,418
Standby letters of credit and financial guarantees written	9,754	11,842

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2006 and 2005 varies based on Lakeland’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2006 is $9.8 million and they expire through 2009. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that the Company obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2006, the Company had $385.8 million in loan commitments, with $335.4 million maturing within one year, $12.8 million maturing after one year but within three years, $2.8 million maturing after three years but within five years, and $34.8 million maturing after five years. As of December 31, 2006, the Company had $9.8 million in standby letters of credit, with $8.0 million maturing within one year and $1.8 million maturing after one year but within three years.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2006 and 2005 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 2006 and 2005 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$79,964	$79,964	$52,815	$52,815
Investment securities available for sale	280,509	280,509	515,903	515,903
Investment securities held to maturity	142,838	140,564	154,569	151,637
Loans	1,591,644	1,580,824	1,312,767	1,314,884

Financial Liabilities:
Deposits	1,860,627	1,858,196	$1,798,160	1,794,444
Federal funds purchased and securities sold under agreements to repurchase	41,061	41,061	103,199	103,139
Long-term debt	91,710	91,638	45,061	45,822
Subordinated debentures	56,703	51,483	56,703	51,838
Commitments:
Standby letters of credit	—	27	—	23

NOTE 18 - REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $141.3 million was available for payment of dividends from Lakeland to the Company as of December 31, 2006.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank of New York and the FDIC categorized the Company and Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2006 and 2005, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2006
Total capital (to risk-weighted assets)
Company	$178,856	10.96%	≥ $	130,597	≥	8.00%		N/A		N/A
Lakeland	163,867	10.07		130,183		8.00	≥ $	162,729	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$165,402	10.13%	≥ $	65,299	≥	4.00%		N/A		N/A
Lakeland	150,413	9.24		65,092		4.00	≥ $	97,637	≥	6.00%

Tier 1 capital (to average assets)
Company	$165,402	7.51%	≥ $	88,089	≥	4.00%		N/A		N/A
Lakeland	150,413	6.85		87,866		4.00	≥ $	109,832	≥	5.00%

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2005
Total capital (to risk-weighted assets)
Company	$171,409	12.47%	≥ $	109,970	≥	8.00%		N/A		N/A
Lakeland	157,805	11.53		109,489		8.00	≥ $	136,862	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$158,236	11.51%	≥ $	54,984	≥	4.00%		N/A		N/A
Lakeland	144,632	10.57		54,745		4.00	≥ $	82,117	≥	6.00%

Tier 1 capital (to average assets)
Company	$158,236	7.49%	≥ $	84,542	≥	4.00%		N/A		N/A
Lakeland	144,632	6.86		84,274		4.00	≥ $	105,342	≥	5.00%

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Total interest income	$27,953	$28,932	$30,789	$32,134
Total interest expense	11,405	12,211	14,159	15,329

Net interest income	16,548	16,721	16,630	16,805
Provision for loan and lease losses	332	319	337	738
Noninterest income	4,399	4,324	4,301	4,115
Gains (losses) on sales of investment securities	78	0	271	(3,344)
Noninterest expense	13,793	13,417	13,379	14,096

Income before taxes	6,900	7,309	7,486	2,742
Income taxes	2,208	2,254	2,379	619

Net income	$4,692	$5,055	$5,107	$2,123

Earnings per share
Basic	$0.21	$0.23	$0.23	$0.10
Diluted	$0.21	$0.23	$0.23	$0.10

In fourth quarter of 2006, the Company sold $97.3 million in securities at a loss of $3.3 million and wrote-off $300,000 in costs related to a stock offering which the Company elected not to complete.

	Quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share amounts)
Total interest income	$24,640	$25,064	$26,486	$27,649
Total interest expense	7,032	7,637	8,759	10,204

Net interest income	17,608	17,427	17,727	17,445
Provision for loan and lease losses	783	327	304	141
Noninterest income	3,501	3,624	3,978	4,025
Gains (losses) on sales of investment securities	28	100	4	(715)
Noninterest expense	13,673	13,233	13,410	13,076

Income before taxes	6,681	7,591	7,995	7,538
Income taxes	2,113	2,454	2,637	2,380

Net income	$4,568	$5,137	$5,358	$5,158

Earnings per share
Basic	$0.20	$0.23	$0.24	$0.23
Diluted	$0.20	$0.22	$0.24	$0.23

During the fourth quarter of 2005, the Company recorded a $750,000 reduction of benefit expense related to the termination of its post-retirement benefit plan.

NOTE 20 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

BALANCE SHEETS

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
ASSETS
Cash and due from banks	$8,665	$4,288
Investment securities available for sale	5,802	5,378
Investment in bank subsidiaries	238,799	231,326
Land held for sale	1,327	1,402
Other assets	3,330	7,523

TOTAL ASSETS	$257,923	$249,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$1,720	$1,433
Subordinated debentures	56,703	56,703
Stockholders’ equity	199,500	191,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$257,923	$249,917

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
INCOME
Dividends from subsidiaries	$20,325	$14,850	$12,635
Other income	420	241	748

TOTAL INCOME	20,745	15,091	13,383

EXPENSE
Interest on subordinated debentures	3,842	3,842	3,845
Noninterest expenses	1,034	724	641

TOTAL EXPENSE	4,876	4,566	4,486

Income before benefit for income taxes	15,869	10,525	8,897
Benefit for income taxes	(1,554)	(1,514)	(1,438)

Income before equity in undistributed income of subsidiaries	17,423	12,039	10,335
Equity in undistributed income (loss) of subsidiaries	(446)	8,182	6,160

NET INCOME	$16,977	$20,221	$16,495

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$16,977	$20,221	$16,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of securities	(243)	—	(576)
(Increase) decrease in other assets	2,668	(1,095)	(1,619)
Increase (decrease) in other liabilities	(49)	(52)	747
Equity in undistributed (income) loss of subsidiaries	446	(8,182)	(6,160)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,799	10,892	8,887

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(17)	(118)	(12)
Proceeds from sale of securities available for sale	671	—	954
Purchase of banks	—	—	(19,342)
Contribution to subsidiary	(5,000)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(4,346)	(118)	(18,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(8,517)	(8,307)	(7,362)
Purchase of treasury stock	(3,144)	(10,098)	(4,413)
Excess tax benefits	66	—	—
Exercise of stock options	519	461	656

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,076)	(17,944)	(11,119)

Net increase (decrease) in cash and cash equivalents	4,377	(7,170)	(20,632)
Cash and cash equivalents, beginning of year	4,288	11,458	32,090

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,665	$4,288	$11,458

Report of Independent Registered Public Accounting Firm

Board of Directors

Lakeland Bancorp, Inc

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries (a New Jersey corporation) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, 13 and 14 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement (FASB) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) and FASB No. 123(R) Share Based Payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lakeland Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 2, 2007

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

Based on their evaluation as of December 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2006, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on our assessment of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Lakeland Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lakeland Bancorp, Inc. (a New Jersey corporation) and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that Lakeland Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Lakeland Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Bancorp, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 2, 2007

ITEM 9B – Other Information

None.

PART III

ITEM 10 - Directors and Executive Officers of the Registrant

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders.

ITEM 13 - Certain Relationships and Related Transactions

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders.

ITEM 14 - Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2006 and 2005.
(ii)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2006.
(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2006.
(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006.
(v)	Notes to Consolidated Financial Statements.
(vi)	Report of Independent Registered Public Accounting Firm.

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
2.2	Agreement and Plan of Merger, dated as of October 24, 2003, between the Registrant and Newton Financial Corporation, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2003.
3.1	Certificate of Incorporation of the Registrant, as amended, is incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (No. 333-125616) filed with the SEC on June 8, 2005.
3.2	By-Laws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Registrant’s Shareholder Protection Rights Plan, dated as of August 24, 2001, is incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2001.
10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.
10.2	Employment Agreement – Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.3	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.4	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.5	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.6	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.7	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.8	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.9	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended June 9, 2004, is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.10	Change in Control, Severance and Employment Agreement, dated August 2, 2006, among Lakeland Bancorp, Inc., Lakeland Bank and Steven Schachtel, is incorporated by referenced to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
10.11	Supplemental Executive Retirement Plan Agreement for Roger Bosma, dated August 21, 2003, and First Amendment to the Supplemental Executive Retirement Plan Agreement, adopted December 13, 2006.
21.1	Subsidiaries of Registrant.
23.1	Consent of Grant Thornton LLP.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 15, 2007	By:	/s/Roger Bosma
Roger Bosma
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Roger Bosma Roger Bosma	Director, Chief Executive Officer, and President	March 15, 2007

/s/ Bruce G. Bohuny* Bruce G. Bohuny	Director	March 15, 2007

/s/ Mary Ann Deacon* Mary Ann Deacon	Director	March 15, 2007

/s/ John W. Fredericks* John W. Fredericks	Director	March 15, 2007

/s/ Mark J. Fredericks* Mark J. Fredericks	Director	March 15, 2007

/s/ George H. Guptill, Jr.* George H. Guptill, Jr.	Director	March 15, 2007

/s/ Janeth C. Hendershot* Janeth C. Hendershot	Director	March 15, 2007

/s/ Robert E. McCracken* Robert E. McCracken	Director	March 15, 2007

/s/ Robert B. Nicholson, III* Robert B. Nicholson, III	Director	March 15, 2007

/s/ Joseph P. O’Dowd* Joseph P. O’Dowd	Director	March 15, 2007

/s/ Stephen R. Tilton, Sr.* Stephen R. Tilton, Sr.	Director	March 15, 2007

/s/ Paul G. Viall, Jr.* Paul. G. Viall, Jr.	Director	March 15, 2007

/s/ Arthur L. Zande* Arthur L. Zande	Director	March 15, 2007

/s/Joseph F. Hurley Joseph F. Hurley	Executive Vice President and Chief Financial Officer	March 15, 2007

*By:	/s/Roger Bosma
Roger Bosma
Attorney-in-Fact