Form 10-Q
period 2007-03-31
LAKELAND BANCORP INC
filed 2007-05-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             March 31, 2007

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

As of April 30, 2007 there were 22,105,771 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007 (unaudited)	December 31, 2006
	(dollars in thousands)
Cash	$33,359	$47,888
Federal funds sold and Interest-bearing deposits due from banks	21,963	32,076
Total cash and cash equivalents	55,322	79,964

Investment securities available for sale	262,460	280,509
Investment securities held to maturity; fair value of $141,099 in 2007 and $140,564 in 2006	142,920	142,838

Loans, net of deferred costs	1,655,851	1,591,644
Less: allowance for loan and lease losses	13,927	13,454
Net loans	1,641,924	1,578,190
Premises and equipment - net	31,407	32,072
Accrued interest receivable	8,293	8,509
Goodwill	87,111	87,111
Other identifiable intangible assets	4,646	4,942
Bank owned life insurance	37,089	36,774
Other assets	12,735	12,664
TOTAL ASSETS	$2,283,907	$2,263,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$302,640	$303,558
Savings and interest-bearing transaction accounts	1,047,400	1,054,190
Time deposits under $100 thousand	295,253	293,308
Time deposits $100 thousand and over	224,656	209,571
Total deposits	1,869,949	1,860,627
Federal funds purchased and securities sold under agreements to repurchase	58,865	41,061
Long-term debt	81,305	91,710
Subordinated debentures	56,703	56,703
Other liabilities	13,779	13,972
TOTAL LIABILITIES	2,080,601	2,064,073
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 23,563,463 at March 31, 2007 and December 31, 2006; outstanding shares, 22,106,309 at March 31, 2007 and 22,057,322 at December 31, 2006	241,797	242,661
Accumulated deficit	(14,853)	(17,526)
Treasury stock, at cost, 1,457,154 shares in 2007 and 1,506,141 shares in 2006	(21,066)	(22,565)
Accumulated other comprehensive loss	(2,572)	(3,070)
TOTAL STOCKHOLDERS’ EQUITY	203,306	199,500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,283,907	$2,263,573

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

For the three months ended March 31, 2007 2006
(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$27,276	$21,098
Federal funds sold and interest-bearing deposits with banks	408	101
Taxable investment securities	3,637	5,742
Tax-exempt investment securities	786	1,012
TOTAL INTEREST INCOME	32,107	27,953
INTEREST EXPENSE
Deposits	12,464	8,639
Federal funds purchased and securities sold under agreements to repurchase	524	1,299
Long-term debt	2,030	1,467
TOTAL INTEREST EXPENSE	15,018	11,405
NET INTEREST INCOME	17,089	16,548
Provision for loan and lease losses	602	332
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,487	16,216
NONINTEREST INCOME
Service charges on deposit accounts	2,517	2,543
Commissions and fees	779	894
Gains on the sales of investment securities	0	78
Income on bank owned life insurance	317	299
Leasing income	141	181
Other income	467	482
TOTAL NONINTEREST INCOME	4,221	4,477
NONINTEREST EXPENSE
Salaries and employee benefits	8,157	7,633
Net occupancy expense	1,520	1,433
Furniture and equipment	1,165	1,152
Stationery, supplies and postage	400	412
Marketing expense	391	411
Core deposit intangible amortization	298	303
Other expenses	2,396	2,449
TOTAL NONINTEREST EXPENSE	14,327	13,793
Income before provision for income taxes	6,381	6,900
Provision for income taxes	2,011	2,208
NET INCOME	$4,370	$4,692

PER SHARE OF COMMON STOCK
Basic earnings	$0.20	$0.21
Diluted earnings	$0.20	$0.21
Dividends	$0.10	$0.095

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended March 31, 2007 2006
	(in thousands)
NET INCOME	$4,370	$4,692

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	487	(2,767)
Less: reclassification for gains included in net income	0	53
Change in pension liability, net	11	(198)
Other Comprehensive Income (Loss)	498	(3,018)
TOTAL COMPREHENSIVE INCOME	$4,868	$1,674

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock Number of Shares Amount		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(dollars in thousands)

BALANCE DECEMBER 31, 2005	22,442,337	$226,322	($9,514)	($20,176)	($4,851)	$191,781
Net Income 2006			16,977			16,977
Other comprehensive income net of tax					1,781	1,781
Exercise of stock options		(133)		755		622
Stock dividend	1,121,126	16,472	(16,472)			---
Cash dividends			(8,517)		---	(8,517)
Purchase of treasury stock				(3,144)		(3,144)
BALANCE DECEMBER 31, 2006	23,563,463	$242,661	($17,526)	($22,565)	($3,070)	$199,500
Cumulative adjustment for adoption of FIN 48			509			509
BALANCE JANUARY 1, 2007 as revised	23,563,463	$242,661	($17,017)	($22,565)	($3,070)	$200,009
Net Income, first quarter 2007			4,370			4,370
Other comprehensive income net of tax					498	498
Stock based compensation				31		31
Issuance of stock for restricted stock awards		(566)		566		---
Exercise of stock options, net of excess tax benefits		(204)		344		140
Issuance of stock to dividend reinvestment plan		(94)	(464)	558		---
Cash dividends			(1,742)			(1,742)
BALANCE MARCH 31, 2007 (UNAUDITED)	23,563,463	$241,797	($14,853)	($21,066)	($2,572)	$203,306

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$4,370	$4,692
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	126	2,227
Depreciation and amortization	1,177	1,190
Provision for loan and lease losses	602	332
Gain on sales and calls of securities	---	(78)
Gain on sale of branch	(319)	(361)
Share-based compensation	31	---
(Increase) decrease in other assets	(450)	632
Increase in other liabilities	301	641
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,838	9,275
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	18,901	20,954
Held to maturity	5,513	7,593
Proceeds from sales of securities:
Available for sale	---	53,338
Held to maturity	---	---
Purchase of securities:
Available for sale	(188)	(8,487)
Held to maturity	(5,649)	(5,207)
Net increase in loans	(64,308)	(29,932)
Proceeds from sale of branch, net	---	(7,326)
Sale of branch premises and equipment	946	---
Capital expenditures	(844)	(605)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(45,629)	30,328
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,322	(27,953)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	17,805	(22,763)
Repayments of long-term debt	(10,405)	(2,905)
Issuance of long-term debt	---	20,000
Purchase of treasury stock	---	(2,406)
Exercise of stock options	140	88
Excess tax benefits	29	12
Dividends paid	(1,742)	(2,107)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,149	(38,034)
Net increase (decrease) in cash and cash equivalents	(24,642)	1,569
Cash and cash equivalents, beginning of year	79,964	52,815
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,322	$54,384

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Note 1.  Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2007. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2006 (the 10-K).

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2007 presentation.

Note 2.  Stock-Based Compensation

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized options to purchase up to 2,149,875 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company has no option awards with market or performance conditions attached to them. The Company’s stock option program allows for the grant of restricted shares, as well as stock option grants. The Company generally issues shares for option exercises from its treasury stock.

On December 13, 2006, the Company granted 36,028 shares of restricted stock at a market value of $14.65. These shares vest over a four year period. The Company has assumed an estimated forfeiture rate of 6% on the restricted stock. None of the restricted shares are vested at this time. The expected compensation expense will be $124,000 a year for the next four years. Compensation expense in first quarter 2007 for share based compensation was $31,000 compared to no share based compensation expense for the same period in 2006. Pre-tax income was reduced by $31,000 and net income was reduced by $18,000 for the compensation expense related to restricted stock.

No stock options or restricted stock were granted for the first quarters of 2007 or 2006.

Option activity under the Company’s stock option plans as of March 31, 2007 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value
Outstanding, January 1, 2007	1,140,600	$13.07
Granted	0	0.00
Exercised	(19,288)	7.23
Forfeited	(3,890)	15.23

Outstanding, end of quarter	1,117,422	$13.16	6.02	$1,538,468

Options exercisable at March 31, 2007	1,117,422		6.02	$1,538,468

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in the money options).

Stock options outstanding were 1,117,422 and 1,204,931 at March 31, 2007 and 2006, respectively. The aggregate intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 was $129,000 and $55,000, respectively. Exercise of stock options during first quarter 2007 and 2006 resulted in cash receipts of $140,000 and $88,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the quarter ended March 31, 2007 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2007	36,028	$14.65
Forfeited	(400)	14.65
Outstanding, end of quarter	35,628	$14.65

Note 3. Comprehensive Income

The components of other comprehensive income (loss) are as follows:

For the quarter ended March 31, 2007	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$764	($277)	$487
Less reclassification adjustment for net gains arising during the period	0	0	0
Net unrealized gains	764	(277)	487
Change in minimum pension liability	17	(6)	11
Other comprehensive income, net	$781	($283)	$498

For the quarter ended March 31, 2006	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	($4,352)	$1,585	($2,767)
Less reclassification adjustment for net gains arising during the period	78	(25)	53
Net unrealized losses	(4,430)	1,610	(2,820)
Change in minimum pension liability	(304)	106	(198)
Other comprehensive loss, net	($4,734)	$1,716	($3,018)

Note 4.   Statement of Cash Flow Information.

	For the three months ended March 31,
	2007	2006
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$190	$769
Cash paid during the period for interest	14,936	11,054

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends including the stock dividend declared on July 12, 2006, payable on August 16, 2006 to shareholders of record on July 31, 2006. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31,
(In thousands except per share data)	2007	2006
Income applicable to common stock	$4,370	$4,692
Weighted average number of common shares outstanding - basic	22,079	22,108
Stock options	126	185
Weighted average number of common shares and common share equivalents - diluted	22,205	22,293
Basic earnings per share	$0.20	$0.21
Diluted earnings per share	$0.20	$0.21

Options to purchase 532,265 shares of common stock at a weighted average price of $15.39 and 33,738 shares of restricted stock at a weighted average price of $14.65 per share were outstanding and were not included in the computation of diluted earnings per share in first quarter 2007 because the option price was greater than the average market price. Options to purchase 461,574 shares of common stock at a weighted average price of $15.53 per share were outstanding and were not included in the computations of diluted earnings per share in first quarter 2006.

Note 6. Investment Securities

AVAILABLE FOR SALE	March 31, 2007				December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$35,351	$14	($650)	$34,715	$43,346	$0	$(967)	$42,379
Mortgage-backed securities	170,420	12	(4,544)	165,888	179,734	7	(5,365)	174,376
Obligations of states and political subdivisions	27,963	136	(124)	27,975	29,183	166	(139)	29,210
Other debt securities	13,123	53	(944)	12,232	13,128	35	(644)	12,519
Other equity securities	18,874	2,962	(186)	21,650	19,153	3,007	(135)	22,025

	$265,731	$3,177	$(6,448)	$262,460	$284,544	$3,215	$(7,250)	$280,509

HELD TO MATURITY	March 31, 2007				December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$39,264	$3	$(614)	$38,653	$39,256	$0	$(808)	$38,448
Mortgage-backed securities	44,666	19	(838)	43,847	44,993	7	(1,008)	43,992
Obligations of states and political subdivisions	57,386	138	(500)	57,024	56,983	125	(550)	56,558
Other	1,604	---	(29)	1,575	1,606	---	(40)	1,566

	$142,920	$160	$(1,981)	$141,099	$142,838	$132	$(2,406)	$140,564

	March 31, 2007
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$10,166	$10,144	$21,611	$21,471
Due after one year through five years	29,568	29,261	39,757	39,141
Due after five years through ten years	30,022	28,937	28,176	27,910
Due after ten years	6,681	6,580	8,710	8,730
	76,437	74,922	98,254	97,252
Mortgage-backed securities	170,420	165,888	44,666	43,847
Other investments	18,874	21,650	---	---
Total securities	$265,731	$262,460	$142,920	$141,099

Note 7.   Loans.

	March 31, 2007	December 31, 2006
	(in thousands)
Commercial	$721,165	$714,496
Leases	230,751	196,518
Real estate-construction	102,812	87,562
Real estate-mortgage	282,462	272,102
Installment	312,705	315,038
Total loans	1,649,895	1,585,716
Plus: deferred fees	5,956	5,928
Loans net of deferred costs	$1,655,851	$1,591,644

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2007 and 2006, and the average recorded investment in impaired loans during the three months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding three months)
March 31, 2007	$ 6.0 million	$2.4 million	$ 4.5 million
March 31, 2006	$ 3.7 million	$1.0 million	$ 3.9 million

Interest received on impaired loans may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $32,000 in the first three months of 2007. Interest that would have accrued had the loans performed under original terms would have been $140,000 for the first three months of 2007.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton defined pension plan are as follows:

	For the three months ended March 31,
	2007	2006

	(in thousands)
Interest cost	$24	$24
Expected return on plan assets	(21)	(22)
Amortization of prior service cost	---	---
Amortization of unrecognized net actuarial loss	8	6

Net periodic benefit expense	$11	$ 9

Note 9.   Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended March 31,
	2007	2006

	(in thousands)
Service cost	$ 5	$ 6
Interest cost	13	12
Amortization of prior service cost	9	11

Net periodic benefit expense	$27	$29

The Company made contributions of $47,000 to the plan in the three months ended March 31, 2007 and does not expect to make any more contributions in 2007.

Note 10. Commitments and Contingencies

Litigation

Reference is made to the 10-K for a description of a case captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al. There have been no significant changes to the status of this case in first quarter 2007.

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

Note 11.   Income Taxes

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN

48), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $509,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings.

The amount of unrecognized tax benefits as of January 1, 2007, was $367,000, all of which, if ultimately recognized, would reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal or state and local examinations by tax authorities for the years before 2002.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $138,000 for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

Note 12. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,”(“EITF 06-4”) which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.

The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF 06-4 effective January 1, 2008. The Company is currently evaluating the impact this guidance will have on the Company’s financial position and results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 is effective for the fiscal years beginning after December 15, 2006. EITF 06-5 pertains to companies with life insurance policies, including Bank-Owned Life Insurance, and further defines the amount that could be realized under an insurance contract that should be booked as an asset on a company’s balance sheet. The Company adopted this EITF effective January 1, 2007 and it did not have a material impact on the Company’s financial position and results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 but earlier adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157 during the same time period. The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its consolidated financial statements. The Company did not elect early adoption of SFAS No. 159.

Note 13. Subsequent Event

In April, 2007, the Company realized a pretax gain on equity securities in its investment portfolio of $1.8 million.

PART I -- ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. All weighted average, actual shares and per share information set forth in this Quarterly Report on Form 10-Q has been adjusted retroactively for the effects of stock dividends.

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

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested its goodwill as of December 31, 2006 and determined that it is not impaired.

Results of Operations

(First Quarter 2007 Compared to First Quarter 2006)

Net Income

Net income for the first quarter of 2007 was $4.4 million, compared to $4.7 million for the same period in 2006, a decrease of $322,000 or 7%. Diluted earnings per share were $0.20 for the first quarter of 2007, a $0.01 or 5% decrease over what was reported for the same period last year. Return on Average Assets was 0.78% and Return on Average Equity was 8.90% for the first quarter 2007.

Net Interest Income

Net interest income on a tax equivalent basis for first quarter 2007 was $17.5 million, representing a $418,000 or 2% increase from the $17.1 million earned in the first quarter of 2006. The increase in net interest income primarily resulted from an increase in interest earned on free funds (interest-bearing assets funded by noninterest-bearing liabilities) resulting from an increase in the yield on earning assets. The components of net interest income will be discussed in greater detail below.

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

                                    CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the three months ended, March 31, 2007			For the three months ended, March 31, 2006
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets		(dollars in thousands)
Interest-earning assets:
Loans (A)	$ 1,602,689	$27,276	6.90%	$1,317,631	$21,098	6.49%
Taxable investment securities	332,765	3,637	4.37%	561,660	5,742	4.09%
Tax-exempt securities	85,560	1,209	5.65%	111,388	1,557	5.59%
Federal funds sold (B)	32,213	408	5.07%	10,602	101	3.81%
Total interest-earning assets	2,053,227	32,530	6.41%	2,001,281	28,498	5.75%
Noninterest-earning assets:
Allowance for loan and lease losses	(13,508)			(13,137)
Other assets	226,801			219,556

TOTAL ASSETS	$ 2,266,520			$2,207,700

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$ 325,761	$ 1,346	1.68%	$ 336,064	$ 839	1.01%
Interest-bearing transaction accounts	733,706	5,446	3.01%	702,590	4,030	2.33%
Time deposits	513,383	5,672	4.42%	454,104	3,770	3.32%
Borrowings	190,667	2,554	5.36%	222,458	2,766	4.97%

Total interest-bearing liabilities	1,763,517	15,018	3.43%	1,715,216	11,405	2.68%
Noninterest-bearing liabilities:
Demand deposits	289,030			290,368
Other liabilities	14,918			11,790
Stockholders’ equity	199,055			190,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,266,520			$2,207,700
Net interest income/spread		17,512	2.98%		17,093	3.08%
Tax equivalent basis adjustment		423			545

NET INTEREST INCOME		$ 17,089			$ 16,548

Net interest margin (C)			3.46%			3.46%

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(B) Includes interest-bearing cash accounts.

(C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $28.5 million in first quarter 2006 to $32.5 million in 2007, an increase of $4.0 million or 14%. The increase in interest income was due to an increase in average interest-earning assets of $51.9 million or 3% and to a 66 basis point increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 5.75% in first quarter 2006 to 6.41% in first quarter 2007 as a result of the increasing rate environment and because of a change in mix in interest-earning assets. Loans as a percent of interest-earning assets increased from 66% in first quarter 2006 to 78% in 2007 while investment securities as a percent of interest-earning assets decreased from 34% in first quarter 2006 to 20% in first quarter 2007.

Total interest expense increased from $11.4 million in first quarter 2006 to $15.0 million in first quarter 2007, an increase of $3.6 million, or 32%. Average interest-bearing liabilities increased $48.3 million, and the cost of funds increased 75 basis points to 3.43% due to the increasing rate environment and a change in the mix of interest-bearing liabilities. Liabilities shifted from lower cost core deposits to higher cost time deposits. Average savings accounts as a percent of interest-bearing liabilities decreased from 20% in first quarter 2006 to 18% in first quarter 2007. Time deposits as a percent of total interest-bearing liabilities increased from 26% to 29% during the same time period. Time deposits generally pay a higher rate than core deposits. Borrowings as a percent of interest bearing liabilities decreased from 13% in the first quarter of 2006 to 11% in the first quarter of 2007 resulting from an improvement in liquidity which resulted from a sale of bonds in the fourth quarter of 2006.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses increased to $602,000 for the first quarter of 2007 from $332,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first quarter of 2007, the Company charged off loans of $390,000 and recovered $262,000 in previously charged off loans compared to $392,000 and $121,000, respectively, during the same period in 2006. The higher provision reflects a higher level of non-performing loans in first quarter 2007 compared to first quarter 2006. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income decreased $256,000 or 6% from first quarter 2006 to first quarter 2007. Commissions and fees decreased from $894,000 in first quarter 2006 to $779,000 in first quarter 2007 due to a decrease in fees received on loans. There were no gains on sales of investment securities in the first quarter of 2007 compared to $78,000 of gains in first quarter 2006 resulting from a sale of lower yielding securities and certain equity securities during first quarter 2006. Noninterest leasing income decreased from $181,000 in first quarter 2006 to $141,000 in 2007 primarily as a result of a decline in fees from brokered transactions from first quarter 2006 to first quarter 2007. Other income was $482,000 in first quarter 2006 compared to $467,000 in first quarter 2007 primarily as a result of a $361,000 gain on the sale of a branch office of Lakeland in first quarter 2006, compared to a $315,000 gain on the sale of a property in 2007.

Noninterest Expense

Noninterest expense increased from $13.8 million in the first quarter of 2006 to $14.3 million in the first quarter of 2007, an increase of $534,000 or 4%. Salaries and employee benefits increased $524,000 from $7.6 million in the first quarter 2006 to $8.2 million in 2007 as a result of normal salary and benefit increases and increases in commissions paid in the leasing division. Net occupancy expense increased from first quarter 2006 to first quarter 2007 by $87,000, primarily as a result of expenses related to two branches opened in fourth quarter 2006. Other expenses remained substantially the same from first quarter 2006 to first quarter 2007.

                Financial Condition

The Company’s total assets increased $20.3 million or 1% from $2.26 billion at December 31, 2006, to $2.28 billion at March 31, 2007. Total deposits increased from $1.86 billion on December 31, 2006 to $1.87 billion on March 31, 2007, an increase of $9.3 million or 1%. Additionally, customer repurchase agreements increased $6.5 million or 16% from December 31, 2006 to March 31, 2007.

Loans

Gross loans increased from $1.59 billion on December 31, 2006 to $1.65 billion on March 31, 2007, an increase of $64.2 million, or 4%. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Non-performing loans:
Non-accrual loans	$6,235	$4,437	$4,585
Renegotiated loans	---	---	---

TOTAL NON-PERFORMING LOANS	6,235	4,437	4,585
Other real estate owned	---	---	---

TOTAL NON-PERFORMING ASSETS	$6,235	$4,437	$4,585

Loans past due 90 days or more and still accruing	$211	$876	$1,393

Non-accrual loans increased from $4.4 million on December 31, 2006, or 0.20% of total assets, to $6.2 million, or 0.27% of total assets, on March 31, 2007. The majority of the increase in non-performing loans relates to the addition of one customer relationship to non-accrual loans. Loans past due ninety days or more and still accruing at March 31, 2007 decreased $662,000 to $211,000 from $876,000 on December 31, 2006. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On March 31, 2007, the Company had $6.0 million in impaired loans (consisting primarily of non-accrual loans) compared to $4.1 million at year-end 2006. For more information on these loans see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $2.4 million has been allocated to the allowance for loan and lease losses for impairment at March 31, 2007. At March 31, 2007, the Company also had $9.6 million in loans that were rated substandard that were not classified as non-performing or impaired.

There were no loans at March 31, 2007, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Balance of the allowance at the beginning of the year	$13,454	$13,173	$13,173

Loans charged off:
Commercial	68	1,207	---
Leases	9	90	---
Home Equity and consumer	314	1,493	386
Real estate--mortgage	---	---	---

Total loans charged off	391	2,790	386

Recoveries:
Commercial	172	728	30
Leases	1	83	1
Home Equity and consumer	89	531	84
Real estate--mortgage	---	3	---

Total Recoveries	262	1,345	115

Net charge-offs:	129	1,445	271
Provision for loan and lease losses	602	1,726	332

Ending balance	$13,927	$13,454	$13,234

Ratio of annualized net charge-offs to average loans outstanding	0.03%	0.10%	0.08%
Ratio of allowance at end of period as a percentage of period end total loans	0.84%	0.85%	0.99%

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

Methodology employed for assessing the adequacy of the allowance for loan and lease losses consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified classified loans that have been designated as requiring attention by the Company or its external loan review consultant.

•	The establishment of reserves for pools of homogeneous types of loans not subject to specific review, including 1 – 4 family residential mortgages and consumer loans.

•	The establishment of reserve amounts for the non-classified loans in each portfolio based upon the historical average loss experience of these portfolios and management’s evaluation of key factors.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2007. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $423.3 million on December 31, 2006 to $405.4 million on March 31, 2007, a decrease of $18.0 million, or 4% which included maturities of securities used to fund loan growth.

Deposits

Total deposits increased from $1.86 billion on December 31, 2006 to $1.87 billion on March 31, 2007, an increase of $9.3 million, or 1%. The change in deposits was primarily due to an increase in time deposits $100,000 and over which increased from $209.6 million on December 31, 2006 to $224.7 million on March 31, 2007, an increase of $15.1 million or 7%. The increase in time deposits resulted primarily from growth in municipal time deposits offset by a decline in brokered deposits.

Liquidity

Cash and cash equivalents, totaling $55.3 million on March 31, 2007, decreased $24.6 million from December 31, 2006. Operating activities, principally the result of the Company’s net income, provided $5.8 million in net cash. Investing activities used $45.6 million in net cash, primarily reflecting the use of funds for investment security purchases and loan originations exceeding maturities of investment securities. Financing activities provided $15.1 million in net cash, reflecting an increase in deposits of $9.3 million and increases of federal funds purchased offset by repayments in long-term borrowings from the Federal Home Loan Bank. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At March 31, 2007, the Company had outstanding loan origination commitments of $418.9 million. These commitments include $361.5 million that mature within one year; $19.5 million that mature after one but within three years; $1.0 million that mature after three but within five years and $36.9 million that mature after five years. The Company also had $9.2 million in letters of credit outstanding at March 31, 2007. This included $7.9 million that are maturing within one year and $1.3 million that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $217.3 million.

Capital Resources

Stockholders’ equity increased from $199.5 million on December 31, 2006 to $203.3 million on March 31, 2007. Book value per common share increased to $9.20 on March 31, 2007 from $9.04 on December 31, 2006. The increase in stockholders’ equity from December 31, 2006 to March 31, 2007 was primarily due to net income and the decrease in accumulated other comprehensive loss from ($3.1) million on December 31, 2006 to ($2.6) million on March 31, 2007 resulting from an increase in the market value of the Company’s available for sale portfolio. Also contributing to the increase in stockholder’s equity was a cumulative adjustment for adoption of FIN 48, “Accounting for Uncertainty in Income Taxes,” of $509,000. For more information, please see Note 11 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2007, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2007, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio March 31, 2007	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2007	Total Capital to Risk-Weighted Assets Ratio March 31, 2007
The Company	7.76%	10.02%	10.85%
Lakeland Bank	7.27%	9.41%	10.23%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At March 31, 2007, the cumulative one-year gap was $(327.4) million or (14.3%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at March 31, 2007 was $312.5 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (12.9%) and would increase 4.9% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (5.5%), and would increase 5.3% for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the 10-K for a description of a case captioned Ronnie Clayton dba Clayton Trucking, et al v. Ronald Fisher, et al. There have been no significant changes to the status of this case in first quarter of 2007.

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

May 9, 2007

Date