Form 10-Q
period 2007-06-30
LAKELAND BANCORP INC
filed 2007-08-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007 there were 22,130,666 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports,

proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (unaudited)	December 31, 2006
	(dollars in thousands)
ASSETS
Cash	$44,968	$47,888
Federal funds sold and Interest-bearing deposits due from banks	3,706	32,076

Total cash and cash equivalents	48,674	79,964

Investment securities available for sale	274,390	280,509
Investment securities held to maturity; fair value of $129,801 in 2007 and $140,564 in 2006	133,193	142,838
Loans, net of deferred costs	1,715,036	1,591,644
Less: allowance for loan and lease losses	13,969	13,454

Net loans	1,701,067	1,578,190
Premises and equipment—net	31,441	32,072
Accrued interest receivable	8,164	8,509
Goodwill	87,111	87,111
Other identifiable intangible assets	4,348	4,942
Bank owned life insurance	37,423	36,774
Other assets	13,445	12,664

TOTAL ASSETS	$2,339,256	$2,263,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$309,105	$303,558
Savings and interest-bearing transaction accounts	1,053,958	1,054,190
Time deposits under $100 thousand	312,079	293,308
Time deposits $100 thousand and over	202,347	209,571

Total deposits	1,877,489	1,860,627
Federal funds purchased and securities sold under agreements to repurchase	65,304	41,061
Long-term debt	100,855	91,710
Subordinated debentures	77,322	56,703
Other liabilities	14,181	13,972

TOTAL LIABILITIES	2,135,151	2,064,073

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 23,563,463 at June 30, 2007 and December 31, 2006; outstanding shares, 22,113,464 at June 30, 2007 and 22,057,322 at December 31, 2006	241,768	242,661
Accumulated deficit	(11,540)	(17,526)
Treasury stock, at cost, 1,449,999 shares in 2007 and 1,506,141 shares in 2006	(20,962)	(22,565)
Accumulated other comprehensive loss	(5,161)	(3,070)

TOTAL STOCKHOLDERS’ EQUITY	204,105	199,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,339,256	$2,263,573

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$28,401	$22,750	$55,677	$43,848
Federal funds sold and interest-bearing deposits with banks	272	133	680	234
Taxable investment securities	3,531	5,053	7,168	10,795
Tax-exempt investment securities	756	996	1,542	2,008

TOTAL INTEREST INCOME	32,960	28,932	65,067	56,885

INTEREST EXPENSE
Deposits	12,596	9,491	25,060	18,130
Federal funds purchased and securities sold under agreements to repurchase	645	985	1,169	2,284
Long-term debt	2,174	1,735	4,204	3,202

TOTAL INTEREST EXPENSE	15,415	12,211	30,433	23,616

NET INTEREST INCOME	17,545	16,721	34,634	33,269
Provision for loan and lease losses	671	319	1,273	651

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,874	16,402	33,361	32,618
NONINTEREST INCOME
Service charges on deposit accounts	2,633	2,721	5,150	5,264
Commissions and fees	785	920	1,564	1,814
Gains on investment securities	1,769	0	1,769	78
Income on bank owned life insurance	325	308	642	607
Leasing income	157	282	298	463
Other income	192	93	659	575

TOTAL NONINTEREST INCOME	5,861	4,324	10,082	8,801

NONINTEREST EXPENSE
Salaries and employee benefits	8,098	7,672	16,255	15,305
Net occupancy expense	1,356	1,291	2,876	2,724
Furniture and equipment	1,193	1,133	2,358	2,285
Stationery, supplies and postage	449	403	849	815
Marketing expense	564	423	955	834
Core deposit intangible amortization	297	298	595	601
Other expenses	2,478	2,197	4,874	4,646

TOTAL NONINTEREST EXPENSE	14,435	13,417	28,762	27,210

Income before provision for income taxes	8,300	7,309	14,681	14,209
Provision for income taxes	2,776	2,254	4,787	4,462

NET INCOME	$5,524	$5,055	$9,894	$9,747

PER SHARE OF COMMON STOCK
Basic earnings	$0.25	$0.23	$0.45	$0.44

Diluted earnings	$0.25	$0.23	$0.45	$0.44

Dividends	$0.10	$0.095	$0.20	$0.190

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
NET INCOME	$5,524	$5,055	$9,894	$9,747

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities losses arising during period	(1,397)	(1,989)	(910)	(4,756)
Less: reclassification for gains included in net income	1,203	0	1,203	53
Change in pension liability, net	11	0	22	(198)

Other Comprehensive Income (Loss)	(2,589)	(1,989)	(2,091)	(5,007)

TOTAL COMPREHENSIVE INCOME	$2,935	$3,066	$7,803	$4,740

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2005	22,442,337	$226,322	$(9,514)	$(20,176)	$(4,851)	$191,781
Net Income 2006			16,977			16,977
Other comprehensive income net of tax					1,781	1,781
Exercise of stock options		(133)		755		622
Stock dividend	1,121,126	16,472	(16,472)			—
Cash dividends			(8,517)		—	(8,517)
Purchase of treasury stock				(3,144)		(3,144)

BALANCE DECEMBER 31, 2006	23,563,463	$242,661	$(17,526)	$(22,565)	$(3,070)	$199,500
Cumulative adjustment for adoption of FIN 48			509			509

BALANCE JANUARY 1, 2007 as revised	23,563,463	$242,661	$(17,017)	$(22,565)	$(3,070)	$200,009
Net Income, first six months 2007			9,894			9,894
Other comprehensive loss net of tax					(2,091)	(2,091)
Stock based compensation				62		62
Issuance of stock for restricted stock awards		(535)		535		—
Exercise of stock options, net of excess tax benefits		(264)		459		195
Issuance of stock to dividend reinvestment plan		(94)	(464)	558		—
Repurchase of stock in recission offer				(11)		(11)
Cash dividends			(3,953)			(3,953)

BALANCE June 30, 2007 (UNAUDITED)	23,563,463	$241,768	$(11,540)	$(20,962)	$(5,161)	$204,105

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the six months ended June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,894	$9,747
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	275	369
Depreciation and amortization	2,385	2,360
Provision for loan and lease losses	1,273	651
Gain on securities	(1,769)	(78)
Gain on sale of branch	(319)	(361)
Share-based compensation	62	—
Decrease in other assets	78	537
Increase (decrease) in other liabilities	708	(790)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,587	12,435

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	30,441	41,479
Held to maturity	19,157	11,930
Proceeds from sales of securities:
Available for sale	2,438	53,338
Held to maturity	—	—
Purchase of securities:
Available for sale	(28,467)	(23,162)
Held to maturity	(9,614)	(9,435)
Net increase in loans	(124,134)	(113,973)
Disbursement from sale of branch, net	—	(7,326)
Sale of branch premises and equipment	948	—
Capital expenditures	(1,789)	(1,983)

NET CASH USED IN INVESTING ACTIVITIES	(111,020)	(49,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,862	3,453
Increase in federal funds purchased and securities sold under agreements to repurchase	24,243	27,179
Repayments of long-term debt	(30,855)	(3,350)
Issuance of long-term debt	40,000	20,000
Issuance of subordinated debentures	20,619	—
Purchase of treasury stock	(11)	(3,144)
Exercise of stock options	195	419
Excess tax benefits	43	45
Dividends paid	(3,953)	(4,205)

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,143	40,397

Net increase (decrease) in cash and cash equivalents	(31,290)	3,700
Cash and cash equivalents, beginning of year	79,964	52,815

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,674	$56,515

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

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2007 presentation.

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

On December 13, 2006, the Company granted 36,028 shares of restricted stock at a market value of $14.65 per share. These shares vest over a four year period. The Company has assumed an estimated forfeiture rate of 6% on the restricted stock. None of the restricted shares are vested at this time. The expected compensation expense will be $124,000 a year for the next four years. Compensation expense in the first half of 2007 for share based compensation was $62,000 compared to no share based compensation expense for the same period in 2006. Pre-tax income for the first half of 2007 was reduced by $62,000 and net income was reduced by $37,000 for the compensation expense related to restricted stock.

No stock options or restricted stock were granted during the first six months of 2007 or 2006.

Option activity under the Company’s stock option plans as of June 30, 2007 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2007	1,140,600	$13.07
Granted	0	0.00
Exercised	(27,288)	7.16
Forfeited	(5,880)	15.17

Outstanding, June 30, 2007	1,107,432	$13.20	5.79	$1,422,014

Options exercisable at June 30, 2007	1,107,432		5.79	$1,422,014

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in the money options).

Stock options outstanding were 1,107,432 and 1,156,329 at June 30, 2007 and 2006, respectively. The aggregate intrinsic value of options exercised during the first six months ended June 30, 2007 and 2006 was $184,000 and $277,000, respectively. Exercise of stock options during the first half of 2007 and 2006 resulted in cash receipts of $195,000 and $419,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the six months ended June 30, 2007 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2007	36,028	$14.65
Forfeited	(538)	14.65

Outstanding, June 30, 2007	35,490	$14.65

Note 3. Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	June 30, 2007			June 30, 2006
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before Tax amount	Benefit tax (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)

Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(2,283)	$833	$(1,450)	$(3,164)	$1,175	$(1,989)
Less reclassification adjustment for net gains arising during the period	1,769	(619)	1,150	0	(0)	(0)

Net unrealized losses	$(4,052)	$1,452	$(2,600)	$(3,164)	$1,175	$(1,989)
Change in minimum pension liability	16	(5)	11	—	—	—

Other comprehensive loss, net	$(4,036)	$1,447	$(2,589)	$(3,164)	$1,175	$(1,989)

For the six months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)

Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	$(1,519)	$556	$(963)	$(7,516)	$2,760	$(4,756)
Less reclassification adjustment for net gains arising during the period	1,769	(619)	1,150	78	(25)	53

Net unrealized losses	$(3,288)	$1,175	$(2,113)	$(7,594)	$2,785	$(4,809)
Change in minimum pension liability	33	(11)	22	(304)	106	(198)

Other comprehensive loss, net	$(3,255)	$1,164	$(2,091)	$(7,898)	$2,891	$(5,007)

Note 4. Statement of Cash Flow Information.

	For the six months ended June 30,
	2007	2006
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$2,831	$4,334
Cash paid during the period for interest	30,010	23,452

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends including the stock dividend declared on July 12, 2006, payable on August 16, 2006 to shareholders of record on July 31, 2006. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands except per share data)	2007	2006	2007	2006
Income applicable to common stock	$5,524	$5,055	$9,894	$9,747

Weighted average number of common shares outstanding—basic	22,075	22,018	22,059	22,062
Share-based plans	109	137	113	150

Weighted average number of common shares and common share equivalents—diluted	22,184	22,155	22,172	22,212

Basic earnings per share	$0.25	$0.23	$0.45	$0.44

Diluted earnings per share	$0.25	$0.23	$0.45	$0.44

Options to purchase 859,243 shares of common stock at a weighted average price of $14.82 and 33,738 shares of restricted stock at a weighted average price of $14.65 per share were outstanding and were not included in the computation of diluted earnings per share in the second quarter of 2007 because the option price was greater than the average market price. Options to purchase 702,120 shares of common stock at a weighted average price of $15.08 per share were outstanding and were not included in the computations of diluted earnings per share in the second quarter of 2006.

Options to purchase 828,855 shares of common stock at a weighted average price of $14.87 and 33,738 shares of restricted stock at a weighted average price of $14.65 per share were outstanding and were not included in the computation of diluted earnings per share in the first six months of 2007 because the option price was greater than the average market price. Options to purchase 537,529 shares of common stock at a weighted average price of $15.39 per share were outstanding and were not included in the computations of diluted earnings per share in the first six months of 2006.

Note 6. Investment Securities

AVAILABLE FOR SALE	June 30, 2007				December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$42,330	$1	$(909)	$41,422	$43,346	$0	$(967)	$42,379
Mortgage-backed securities	179,672	34	(5,982)	173,724	179,734	7	(5,365)	174,376
Obligations of states and political subdivisions	26,868	63	(348)	26,583	29,183	166	(139)	29,210
Other debt securities	13,119	30	(829)	12,320	13,128	35	(644)	12,519
Other equity securities	19,724	1,096	(479)	20,341	19,153	3,007	(135)	22,025

	$281,713	$1,224	$(8,547)	$274,390	$284,544	$3,215	$(7,250)	$280,509

HELD TO MATURITY	June 30, 2007				December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$33,478	$0	$(749)	$32,729	$39,256	$0	$(808)	$38,448
Mortgage-backed securities	43,603	11	(1,315)	42,299	44,993	7	(1,008)	43,992
Obligations of states and political subdivisions	54,511	36	(1,303)	53,244	56,983	125	(550)	56,558
Other	1,601	—	(72)	1,529	1,606	—	(40)	1,566

	$133,193	$47	$(3,439)	$129,801	$142,838	$132	$(2,406)	$140,564

	June 30, 2007
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$15,234	$15,220	$18,311	$18,157
Due after one year through five years	36,059	35,409	38,372	37,378
Due after five years through ten years	24,343	23,212	25,484	24,730
Due after ten years	6,681	6,484	7,423	7,237

	82,317	80,325	89,590	87,502
Mortgage-backed securities	179,672	173,724	43,603	42,299
Other investments	19,724	20,341	—	—

Total securities	$281,713	$274,390	$133,193	$129,801

Note 7. Loans.

	June 30, 2007	December 31, 2006
	(in thousands)
Commercial	$750,012	$714,496
Leases	263,041	196,518
Real estate-construction	98,425	87,562
Real estate-mortgage	284,104	272,102
Installment	313,510	315,038

Total loans	1,709,092	1,585,716

Plus: deferred fees	5,944	5,928

Loans net of deferred costs	$1,715,036	$1,591,644

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2007 and 2006, and the average recorded investment in impaired loans during the six months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding six months)
June 30, 2007	$7.4 million	$2.3 million	$5.0 million
June 30, 2006	$4.0 million	$1.0 million	$3.9 million

Interest received on impaired loans may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $111,000 in the first six months of 2007. Interest that would have accrued had the loans performed under original terms would have been $307,000 for the first six months of 2007.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton defined pension plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Interest cost	$24	$24	$50	$48
Expected return on plan assets	(21)	(22)	(43)	(44)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	8	7	15	13

Net periodic benefit expense	$11	$9	$22	$17

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$5	$6	$9	$12
Interest cost	13	12	27	23
Amortization of prior service cost	9	11	18	23

Net periodic benefit expense	$27	$29	$54	$58

The Company made contributions of $47,000 to the plan in the six months ended June 30, 2007 and does not expect to make any more contributions in 2007.

On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.” At that time, the Company recorded an other comprehensive loss of $194,000 for the Directors’ Retirement Plan and included it in the other comprehensive income for 2006 rather than as an adjustment to the ending balance of accumulated other comprehensive income as SFAS No. 158 requires. The Company believes that this adjustment is not material and intends to correct this error when filing its 2007 Form 10-K.

Note 10. Income Taxes

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

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal or state and local examinations by tax authorities for the years before 2002.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $138,000 for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

Note 11. Subordinated Debentures

On May 16, 2007, the Company issued $20.6 million of junior subordinated debentures due August 31, 2037 to Lakeland Bancorp Capital Trust IV, a Delaware business trust. The distribution rate on these securities is 6.61% for 5 years and floats at LIBOR plus 152 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after August 1, 2012, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2037.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48),” to account for any tax positions that may be uncertain. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 10 in this Report.

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested its goodwill as of December 31, 2006 and determined that it is not impaired.

Results of Operations

(Second Quarter 2007 Compared to Second Quarter 2006)

Net Income

Net income for the second quarter of 2007 was $5.5 million, compared to $5.1 million for the same period in 2006, an increase of $469,000 or 9%. Diluted earnings per share were $0.25 for the second quarter of 2007, a $0.02 or 9% increase over what was reported for the same period last year. Return on Average Assets was 0.97% and Return on Average Equity was 10.90% for the second quarter 2007.

Net Interest Income

Net interest income on a tax equivalent basis for the second quarter of 2007 was $18.0 million, representing a $695,000 or 4% increase from the $17.3 million earned in the second quarter of 2006. The increase in net interest income primarily resulted from an increase in interest earned on free funds (interest-bearing assets funded by noninterest-bearing liabilities) resulting from an increase in the yield on earning assets. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, June 30, 2007			For the three months ended, June 30, 2006
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,665,478	$28,401	6.84%	$1,375,278	$22,750	6.64%
Taxable investment securities	320,400	3,531	4.41%	495,455	5,053	4.08%
Tax-exempt securities	82,262	1,163	5.66%	109,473	1,532	5.60%
Federal funds sold (B)	20,643	272	5.27%	9,263	133	5.74%

Total interest-earning assets	2,088,783	33,367	6.40%	1,989,469	29,468	5.94%

Noninterest-earning assets:
Allowance for loan and lease losses	(13,864)			(12,737)
Other assets	221,018			214,684

TOTAL ASSETS	$2,295,937			$2,191,416

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$332,685	$1,458	1.76%	$339,334	$1,045	1.24%
Interest-bearing transaction accounts	727,245	5,365	2.96%	697,789	4,415	2.54%
Time deposits	511,440	5,773	4.52%	449,246	4,031	3.59%
Borrowings	205,381	2,819	5.49%	206,311	2,720	5.27%

Total interest-bearing liabilities	1,776,751	15,415	3.47%	1,692,680	12,211	2.89%

Noninterest-bearing liabilities:
Demand deposits	300,410			297,746
Other liabilities	15,416			12,175
Stockholders’ equity	203,360			188,815

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,295,937			$2,191,416

Net interest income/spread		17,952	2.93%		17,257	3.05%
Tax equivalent basis adjustment		407			536

NET INTEREST INCOME		$17,545			$16,721

Net interest margin (C)			3.45%			3.48%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $29.5 million in the second quarter of 2006 to $33.4 million in 2007, an increase of $3.9 million or 13%. The increase in interest income was due to an increase in average interest-earning assets of $99.3 million or 5% and to a 46 basis point increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 5.94% in the second quarter of 2006 to 6.40% in the second quarter of 2007 as a result of the increasing rate environment and because of a change in mix in interest-earning assets. Loans as a percent of interest-earning assets increased from 69% in the second quarter of 2006 to 80% in 2007 while investment securities as a percent of interest-earning assets decreased from 30% in the second quarter of 2006 to 19% in the second quarter of 2007.

Total interest expense increased from $12.2 million in the second quarter of 2006 to $15.4 million in the second quarter of 2007, an increase of $3.2 million, or 26%. Average interest-bearing liabilities increased $84.1 million, and the cost of funds increased 58 basis points to 3.47% due to the increasing rate environment and a change in the mix of interest-bearing liabilities. Liabilities shifted from lower cost core deposits to higher cost time deposits. Average savings accounts as a percent of interest-bearing liabilities decreased from 20% in the second quarter of 2006 to 19% in the second quarter of 2007.

Time deposits as a percent of total interest-bearing liabilities increased from 25% to 27% during the same time period. Time deposits generally pay a higher rate than core deposits. Also impacting the cost of funds was the issuance of $20.6 million in trust preferred subordinated debentures at a rate of 6.61% completed in May 2007.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses increased to $671,000 for the second quarter of 2007 from $319,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the second quarter of 2007, the Company charged off loans of $764,000 and recovered $134,000 in previously charged off loans compared to $1.2 million and $758,000, respectively, during the same period in 2006. The higher provision reflects a higher level of non-performing loans and net charge-offs in the second quarter of 2007 compared to second quarter 2006. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $1.5 million from second quarter 2006 to second quarter 2007. In the second quarter of 2007, the Company recognized a gain on equity securities in its investment portfolio resulting from an acquisition of a financial institution in which the Company owned stock. Commissions and fees decreased from $920,000 in the second quarter of 2006 to $785,000 in the second quarter of 2007 due to a decrease in fees received on loans and a decrease in investment services brokerage income. Noninterest leasing income decreased from $282,000 in the second quarter of 2006 to $157,000 in 2007 primarily as a result of a decline in fees from brokered transactions from second quarter 2006 to second quarter 2007. Other income was $192,000 in the second quarter of 2006 compared to $93,000 in the second quarter of 2007 primarily as a result of gains on sales of furniture and equipment.

Noninterest Expense

Noninterest expense increased from $13.4 million in the second quarter of 2006 to $14.4 million in the second quarter of 2007, an increase of $1.0 million or 8%. Salaries and employee benefits increased $426,000 from $7.7 million in the second quarter 2006 to $8.1 million in 2007 as a result of expense related to new branches (two in the second quarter of 2007 and two in the fourth quarter of 2006) and normal salary and benefit increases. Net occupancy expense and equipment expense increased from second quarter 2006 to second quarter 2007 by $65,000 and $60,000, respectively, primarily as a result of expenses related to new branches opened. Marketing expense increased from $423,000 in the second quarter of 2006 to $564,000 in the second quarter of 2007 as a result of the branch openings. Stationery supplies and postage increased from $403,000 in the second quarter of 2006 to $449,000 in the second quarter of 2007 as a result of the increase in postal rates and the branch openings. Other expenses increased from $2.2 million in the second quarter of 2006 to $2.5 million in the second quarter of 2007 resulting from increased legal expenses and increased expenses related to our ATM network.

(First Six Months of 2007 Compared to First Six Months of 2006)

Net Income

Net income for the first half of 2007 was $9.9 million, compared to $9.7 million for the same period in 2006, an increase of $147,000 or 2%. Diluted earnings per share were $0.45 for the first half of 2007, a $0.01 or 2% increase over what was reported for the same period last year. Return on Average Assets was 0.87% and Return on Average Equity was 9.92% for the first half of 2007.

Net Interest Income

Net interest income on a tax equivalent basis for the first six months of 2007 was $35.5 million, representing a $1.1 million or 3% increase from the $34.4 million earned in the first six months of 2006. The increase in net interest income primarily resulted from an increase in interest earned on free funds (interest-bearing assets funded by noninterest-bearing liabilities) resulting from an increase in the yield on earning assets. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the six months ended, June 30, 2007			For the six months ended, June 30, 2006
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,634,257	$55,677	6.87%	$1,346,613	$43,848	6.57%
Taxable investment securities	326,549	7,168	4.39%	528,374	10,795	4.09%
Tax-exempt securities	83,902	2,372	5.65%	110,425	3,089	5.60%
Federal funds sold (B)	26,396	680	5.15%	9,929	234	4.71%

Total interest-earning assets	2,071,104	65,897	6.41%	1,995,341	57,966	5.85%

Noninterest-earning assets:
Allowance for loan and lease losses	(13,688)			(12,935)
Other assets	223,894			217,107

TOTAL ASSETS	$2,281,310			$2,199,513

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$329,242	$2,804	1.72%	$337,709	$1,885	1.13%
Interest-bearing transaction accounts	730,458	10,810	2.98%	700,176	8,444	2.43%
Time deposits	512,406	11,446	4.50%	451,661	7,801	3.48%
Borrowings	198,065	5,373	5.43%	214,340	5,486	5.12%

Total interest-bearing liabilities	1,770,171	30,433	3.45%	1,703,886	23,616	2.78%

Noninterest-bearing liabilities:
Demand deposits	294,751			294,077
Other liabilities	15,168			11,984
Stockholders’ equity	201,220			189,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,281,310			$2,199,513

Net interest income/spread		35,464	2.96%		34,350	3.06%
Tax equivalent basis adjustment		830			1,081

NET INTEREST INCOME		$34,634			$33,269

Net interest margin (C)			3.45%			3.47%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $58.0 million in the first half of 2006 to $65.9 million in 2007, an increase of $7.9 million or 14%. The increase in interest income was due to an increase in average interest-earning assets of $75.8 million or 4% and to a 56 basis point increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 5.85% in first half of 2006 to 6.41% in first half of 2007 as a result of the increasing rate environment and because of a change in mix in interest-earning assets similar to the change in mix described above in the comparison of the results of operations between second quarter 2007 and second quarter 2006.

Total interest expense increased from $23.6 million in the first half of 2006 to $30.4 million in the first half of 2007, an increase of $6.8 million, or 29%. Average interest-bearing liabilities increased $66.3 million, and the cost of funds increased 67 basis points to 3.45% due to the increasing rate environment and a change in the mix of interest-bearing liabilities similar to the change in mix described above in the comparison of the results of operations between second quarter 2007 and second quarter 2006.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses increased to $1.3 million for the first half of 2007 from $651,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first half of 2007, the Company charged off loans of $1.2 million and recovered $396,000 in previously charged off loans compared to $1.6 million and $873,000, respectively, during the same period in 2006. The higher provision reflects a higher level of non-performing loans in the first half of 2007 compared to the first half of 2006. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $1.3 million or 15% from the first half of 2006 to the first half of 2007. There were $1.8 million in gains on investment securities in the first half of 2007 compared to $78,000 of gains in the first half of 2006. Commissions and fees decreased from $1.8 million in the first half of 2006 to $1.6 million in the first half of 2007 due to a decrease in fees received on loans. Changes in noninterest leasing income and other income resulted from the same factors discussed in the comparison of the results of other operations between second quarter 2007 and second quarter 2006. Other income included $315,000 in gains from a sale of a property in 2007 and $362,000 in gains from the sale of a branch office in 2006.

Noninterest Expense

Noninterest expense increased from $27.2 million in the first half of 2006 to $28.8 million in the first half of 2007, an increase of $1.6 million or 6%. Salaries and employee benefits increased $950,000 from $15.3 million in the first half of 2006 to $16.3 million in 2007 as a result of branch openings, increases in commissions paid in the leasing division and normal salary and benefit increases. Net occupancy expense, equipment expense, marketing expense and other expenses increased from the first half of 2006 to the first half of 2007 as a result of the same factors discussed in the comparison of the results of operations between the second quarter of 2007 compared to the second quarter of 2006.

Financial Condition

The Company’s total assets increased $75.7 million or 3% from $2.26 billion at December 31, 2006, to $2.34 billion at June 30, 2007. Total deposits increased from $1.86 billion on December 31, 2006 to $1.88 billion on June 30, 2007, an increase of $16.9 million or 1%. Additionally, customer repurchase agreements increased $5.8 million or 14% from December 31, 2006 to June 30, 2007.

Loans

Gross loans increased from $1.59 billion on December 31, 2006 to $1.72 billion on June 30, 2007, an increase of $123.4 million, or 8%. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Non-performing loans:
Non-accrual loans	$8,054	$4,437	$4,007
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	8,054	4,437	4,007
Other real estate owned	—	—	—

TOTAL NON-PERFORMING ASSETS	$8,054	$4,437	$4,007

Loans past due 90 days or more and still accruing	$6	$876	$174

Non-accrual loans increased from $4.4 million on December 31, 2006, or 0.20% of total assets, to $8.1 million, or 0.34% of total assets, on June 30, 2007. The majority of the increase in non-performing loans relates to the addition of two customer relationships to non-accrual loans during that time period. Loans past due ninety days or more and still accruing at June 30, 2007 decreased $870,000 to $6,000 from $876,000 on December 31, 2006. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On June 30, 2007, the Company had $7.4 million in impaired loans (consisting primarily of non-accrual loans) compared to $4.1 million at year-end 2006. For more information on these loans see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $2.3 million has been allocated to the allowance for loan and lease losses for impairment at June 30, 2007. At June 30, 2007, the Company also had $7.8 million in loans that were rated substandard that were not classified as non-performing or impaired.

There were no loans at June 30, 2007, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	Six months ended June 30, 2007	Year ended December 31, 2006	Six months ended June 30, 2006
Balance of the allowance at the beginning of the year	$13,454	$13,173	$13,173

Loans charged off:
Commercial	100	1,207	928
Leases	364	90	—
Home Equity and consumer	690	1,493	702
Real estate—mortgage	—	—	—

Total loans charged off	1,154	2,790	1,630

Recoveries:
Commercial	195	728	560
Leases	1	83	85
Home Equity and consumer	200	531	228
Real estate—mortgage	—	3	—

Total Recoveries	396	1,345	873

Net charge-offs:	758	1,445	757
Provision for loan and lease losses	1,273	1,726	651

Ending balance	$13,969	$13,454	$13,067

Ratio of annualized net charge-offs to average loans outstanding	0.09%	0.10%	0.11%
Ratio of allowance at end of period as a percentage of period end total loans	0.82%	0.85%	0.92%

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2007. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $423.3 million on December 31, 2006 to $407.6 million on June 30, 2007, a decrease of $15.8 million, or 4% which included maturities of securities used to fund loan growth.

Deposits

Total deposits increased from $1.86 billion on December 31, 2006 to $1.88 billion on June 30, 2007, an increase of $16.9 million, or 1%. The change in deposits was primarily due to an increase in time deposits under $100,000 which increased from $293.3 million on December 31, 2006 to $312.1 million on June 30, 2007, an increase of $18.8 million or 6% as a result of a deposit promotion conducted in the second quarter of 2007. The increase in time deposits under $100,000 was partially offset by a decline in time deposits over $100,000 due to a decline in brokered deposits.

Liquidity

Cash and cash equivalents, totaling $48.7 million on June 30, 2007, decreased $31.3 million from December 31, 2006. Operating activities, principally the result of the Company’s net income, provided $13.2 million in net cash. Investing activities used $111.0 million in net cash, primarily reflecting the use of funds for loan originations. Financing activities provided $66.5 million in net cash, reflecting an increase in deposits of $16.9 million and increases of federal funds purchased and long-term debt supplemented by the issuance of $20.0 million in trust preferred securities. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At June 30, 2007, the Company had outstanding loan origination commitments of $390.4 million. These commitments include $316.6 million that mature within one year; $25.2 million that mature after one but within three years; $864,000 that mature after three but within five years and $47.7 million that mature after five years. The Company also had $8.6 million in letters of credit outstanding at June 30, 2007. This included $6.2 million that are maturing within one year and $2.4 million that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $188.3 million.

Capital Resources

Stockholders’ equity increased from $199.5 million on December 31, 2006 to $204.1 million on June 30, 2007. Book value per common share increased to $9.23 on June 30, 2007 from $9.04 on December 31, 2006. The increase in stockholders’ equity from December 31, 2006 to June 30, 2007 was primarily due to net income. Also contributing to the increase in stockholder’s equity was a cumulative adjustment for adoption of FIN 48, “Accounting for Uncertainty in Income Taxes,” of $509,000. For more information, please see Note 10 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Offsetting these increases in equity was an increase in accumulated other comprehensive loss from $(3.1) million on December 31, 2006 to $(5.2) million on June 30, 2007 resulting from a decline in the market value of the company’s available for sale investment security portfolio and from realizing gains in equity securities during second quarter 2007.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2007, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at June 30, 2007, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio June 30, 2007	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2007	Total Capital to Risk-Weighted Assets Ratio June 30, 2007
The Company	8.48%	10.69%	11.79%
Lakeland Bank	7.99%	10.08%	10.89%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At June 30, 2007, the cumulative one-year gap was $(299.0) million or (12.8%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at June 30, 2007 was $311.4 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (12.9%) and would increase 6.3% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (3.8%), and would increase 3.8% for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

For legal proceedings, please see the description under “Legal Proceedings” in the First Quarter 2007 Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
Month 1: April 1 through 30, 2007	—		$—	—	500,000

Month 2: May 1 through 31, 2007	845	*	$14.8125	—	500,000

Month 3: June 1 through 30, 2007	—		$—	—	500,000

*	On April 10, 2007, the Company initiated offers to rescind certain shares of its common stock issued pursuant to its Dividend Reinvestment and Stock Purchase Plan , which may have been sold in a manner that may not have complied with the registration requirements of applicable securities laws. The Company repurchased 845 shares of its common stock from eligible investors who accepted the rescission offers.
**	The Company’s most recent stock buyback program expired on July 12, 2007.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The following table shows the persons who were elected to the board of directors at the Company’s Annual Meeting of Shareholders held May 9, 2007. Also shown are their terms of office and the results of voting for each respective director.

Name	Term	Shares for:	Authority Withheld
John W. Fredericks	3 years	16,799,331	475,397
Robert E. McCracken	3 years	16,895,557	379,171
Stephen R. Tilton, Sr.	3 years	16,860,406	414,322
Paul G. Viall, Jr.	3 years	16,611,678	663,050

The second proposal, to permit Lakeland Bancorp’s officers, directors, employees, and consultants to purchase the Company’s securities in any future public offerings at the same price as the members of the public purchase such securities in such public offerings, was approved. The vote was as follows:

For	Against	Abstain	Broker Non-Vote
13,860,377	470,771	117,455	2,826,125

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.1	Certification by Roger Bosma pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Roger Bosma and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

/s/ Roger Bosma
Roger Bosma
President and Chief Executive Officer

/s/ Joseph F. Hurley
Joseph F. Hurley
Executive Vice President and Chief Financial Officer

August 8, 2007

Date