Form 10-Q
period 2007-09-30
LAKELAND BANCORP INC
filed 2007-11-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007 there were 23,253,671 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006
	(dollars in thousands)
ASSETS
Cash	$40,313	$47,888
Federal funds sold and Interest-bearing deposits due from banks	56,654	32,076

Total cash and cash equivalents	96,967	79,964

Investment securities available for sale	265,050	280,509
Investment securities held to maturity; fair value of $128,212 in 2007 and $140,564 in 2006	129,650	142,838
Loans, net of deferred costs	1,787,244	1,591,644
Less: allowance for loan and lease losses	14,696	13,454

Net loans	1,772,548	1,578,190
Premises and equipment—net	30,803	32,072
Accrued interest receivable	8,532	8,509
Goodwill	87,111	87,111
Other identifiable intangible assets	4,050	4,942
Bank owned life insurance	37,763	36,774
Other assets	13,242	12,664

TOTAL ASSETS	$2,445,716	$2,263,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$306,671	$303,558
Savings and interest-bearing transaction accounts	1,084,398	1,054,190
Time deposits under $100 thousand	358,086	293,308
Time deposits $100 thousand and over	222,156	209,571

Total deposits	1,971,311	1,860,627
Federal funds purchased and securities sold under agreements to repurchase	54,151	41,061
Long-term debt	120,855	91,710
Subordinated debentures	77,322	56,703
Other liabilities	13,631	13,972

TOTAL LIABILITIES	2,237,270	2,064,073

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 24,741,636 at September 30, 2007 and December 31, 2006; outstanding shares, 23,251,053 at September 30, 2007 and 23,160,188 at December 31, 2006	258,260	242,661
Accumulated deficit	(25,532)	(17,526)
Treasury stock, at cost, 1,490,583 shares in 2007 and 1,581,448 shares in 2006	(20,546)	(22,565)
Accumulated other comprehensive loss	(3,736)	(3,070)

TOTAL STOCKHOLDERS’ EQUITY	208,446	199,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,445,716	$2,263,573

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$30,219	$24,629	$85,896	$68,477
Federal funds sold and interest-bearing deposits with banks	571	304	1,251	538
Taxable investment securities	3,756	4,928	10,924	15,723
Tax-exempt investment securities	742	928	2,284	2,936

TOTAL INTEREST INCOME	35,288	30,789	100,355	87,674

INTEREST EXPENSE
Deposits	13,589	10,837	38,649	28,967
Federal funds purchased and securities sold under agreements to repurchase	664	1,407	1,834	3,691
Long-term debt	2,842	1,915	7,045	5,117

TOTAL INTEREST EXPENSE	17,095	14,159	47,528	37,775

NET INTEREST INCOME	18,193	16,630	52,827	49,899
Provision for loan and lease losses	789	337	2,062	988

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	17,404	16,293	50,765	48,911
NONINTEREST INCOME
Service charges on deposit accounts	2,696	2,732	7,846	7,996
Commissions and fees	771	1,048	2,335	2,862
Gains on investment securities	0	271	1,769	349
Income on bank owned life insurance	331	311	973	918
Other income	248	210	1,205	1,248

TOTAL NONINTEREST INCOME	4,046	4,572	14,128	13,373

NONINTEREST EXPENSE
Salaries and employee benefits	8,123	7,617	24,378	22,922
Net occupancy expense	1,493	1,323	4,369	4,047
Furniture and equipment	1,222	1,222	3,580	3,507
Stationery, supplies and postage	383	416	1,232	1,231
Marketing expense	456	363	1,411	1,197
Core deposit intangible amortization	298	297	893	898
Other expenses	2,357	2,141	7,231	6,787

TOTAL NONINTEREST EXPENSE	14,332	13,379	43,094	40,589

Income before provision for income taxes	7,118	7,486	21,799	21,695
Provision for income taxes	2,319	2,379	7,106	6,841

NET INCOME	$4,799	$5,107	$14,693	$14,854

PER SHARE OF COMMON STOCK
Basic earnings	$0.21	$0.22	$0.63	$0.64

Diluted earnings	$0.21	$0.22	$0.63	$0.64

Dividends	$0.10	$0.09	$0.29	$0.27

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
NET INCOME	$4,799	$5,107	$14,693	$14,854

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	1,414	4,246	504	(510)
Less: reclassification for gains included in net income	0	184	1,203	237
Change in pension liability, net	11	0	33	(198)

Other Comprehensive Income (Loss)	1,425	4,062	(666)	(945)

TOTAL COMPREHENSIVE INCOME	$6,224	$9,169	$14,027	$13,909

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months ended September 30, 2007

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2006	23,563,463	$242,661	$(17,526)	$(22,565)	$(3,070)	$199,500
Cumulative adjustment for adoption of FIN 48			509			509

BALANCE JANUARY 1, 2007 as revised	23,563,463	$242,661	$(17,017)	$(22,565)	$(3,070)	$200,009
Net Income, first nine months 2007			14,693			14,693
Other comprehensive loss net of tax					(666)	(666)
Stock based compensation		111				111
Issuance of stock for restricted stock awards		(597)		597		—
Exercise of stock options, net of excess tax benefits		(398)		875		477
Issuance of stock to dividend reinvestment plan		(94)	(464)	558		—
Repurchase of stock in resission offer				(11)		(11)
Stock dividend	1,178,173	16,577	(16,577)			—
Cash dividends			(6,167)			(6,167)

BALANCE September 30, 2007 (UNAUDITED)	24,741,636	$258,260	$(25,532)	$(20,546)	$(3,736)	$208,446

Nine Months ended September 30, 2006

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2005	22,442,337	$226,322	$(9,514)	$(20,176)	$(4,851)	$191,781
Net Income, first nine months of 2006			14,854			14,854
Other comprehensive loss net of tax					(945)	(945)
Exercise of stock options		(175)		635		460
Stock dividend	1,122,117	16,472	(16,472)			—
Cash dividends			(6,315)			(6,315)
Purchase of treasury stock				(3,144)		(3,144)

BALANCE September 30, 2006 (UNAUDITED)	23,564,454	$242,619	$(17,447)	$(22,685)	$(5,796)	$196,691

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the nine months ended September 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,693	$14,854
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	250	504
Depreciation and amortization	3,602	3,542
Provision for loan and lease losses	2,062	988
Gain on securities	(1,769)	(349)
Gain on sale of branch	(319)	(361)
Share-based compensation	111	—
(Increase) decrease in other assets	(1,241)	642
Increase in other liabilities	217	360

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,606	20,180

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	47,955	65,444
Held to maturity	25,220	27,456
Proceeds from sales of securities:
Available for sale	2,438	84,170
Held to maturity	—	—
Purchase of securities:
Available for sale	(34,425)	(23,977)
Held to maturity	(12,209)	(12,095)
Net increase in loans	(196,297)	(191,052)
Disbursement from sale of branch, net	—	(7,326)
Proceeds from the sale of branch premises and equipment	948	34
Capital expenditures	(2,070)	(2,867)

NET CASH USED IN INVESTING ACTIVITIES	(168,440)	(60,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	110,684	60,052
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	13,090	(52,736)
Repayments of long-term debt	(40,855)	(3,350)
Issuance of long-term debt	70,000	50,140
Issuance of subordinated debentures	20,619	—
Purchase of treasury stock	(11)	(3,144)
Exercise of stock options	389	406
Excess tax benefits	88	54
Dividends paid	(6,167)	(6,315)

NET CASH PROVIDED BY FINANCING ACTIVITIES	167,837	45,107

Net increase in cash and cash equivalents	17,003	5,074
Cash and cash equivalents, beginning of year	79,964	52,815

CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,967	$57,889

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends including the stock dividend declared on October 16, 2007, payable on November 16, 2007 to shareholders of record on October 31, 2007.

Note 2. Stock-Based Compensation

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorized options to purchase up to 2,257,368 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company has no option awards with market or performance conditions attached to them. The Company’s stock option program allows for the grant of restricted shares, as well as stock option grants. The Company generally issues shares for option exercises from its treasury stock.

On December 13, 2006, the Company granted 37,829 shares of restricted stock at a market value of $13.95 per share. These shares vest over a four year period. The Company has assumed an estimated forfeiture rate of 6% on the restricted stock based on historical experience. None of the restricted shares are vested at this time. As of September 30, 2007, there was unrecognized compensation cost of $401,000 related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of less than four years.

In August 2007, the Company granted options to purchase 26,250 shares to a new non-employee director of the Company at an exercise price of $11.43 per share. The director’s options vest in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. The Company estimated the fair value of the option grant using a Black-Sholes option pricing model using the following assumptions: The risk-free interest rate was 4.63%; the expected dividend yield 2.50%; the expected volatility was 25.32% and the expected life was six years. The fair value of the option granted was estimated to be $2.88. The expected compensation expense to be recorded over the vesting period will be $76,000. No stock options were granted during the first nine months of 2006.

Compensation expense in the first nine months of 2007 for share based compensation was $111,000 compared to no share based compensation expense for the same period in 2006. Pre-tax income for the first nine months of 2007 was reduced by $111,000 and net income was reduced by $77,000 for the compensation expense related to share based compensation.

Option activity under the Company’s stock option plans as of September 30, 2007 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value
Outstanding, January 1, 2007	1,197,630	$12.45
Granted	26,250	11.43
Exercised	(58,728)	6.62
Forfeited	(6,174)	14.45

Outstanding, September 30, 2007	1,158,978	$12.71	5.71	$1,338,364

Options exercisable at September 30, 2007	1,137,978	$12.72	5.71	$1,306,764

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in the money options).

Stock options outstanding were 1,158,978 and 1,207,262 at September 30, 2007 and 2006, respectively. The aggregate intrinsic value of options exercised during the first nine months ended September 30, 2007 and 2006 was $331,000 and $319,000, respectively. Exercise of stock options during the first nine months of 2007 and 2006 resulted in cash receipts of $389,000 and $460,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the nine months ended September 30, 2007 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2007	37,829	$13.95
Forfeited	(565)	13.95

Outstanding, September 30, 2007	37,264	$13.95

Note 3. Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	September 30, 2007			September 30, 2006
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding gains arising during period	$2,223	$(809)	$1,414	$6,651	$(2,405)	$4,246
Less reclassification adjustment for net gains arising during the period	0	0	0	271	(87)	184

Net unrealized gains	$2,223	$(809)	$1,414	$6,380	$(2,318)	$4,062
Change in minimum pension liability	17	(6)	11	—	—	—

Other comprehensive income, net	$2,240	$(815)	$1,425	$6,380	$(2,318)	$4,062

For the nine months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding gains (losses) arising during period	$704	$(200)	$504	$(865)	$355	$(510)
Less reclassification adjustment for net gains arising during the period	1,769	(566)	1,203	349	(112)	237

Net unrealized losses	$(1,065)	$366	$(699)	$(1,214)	$467	$(747)
Change in minimum pension liability	50	(17)	33	(304)	106	(198)

Other comprehensive loss, net	$(1,015)	$349	$(666)	$(1,518)	$573	$(945)

Note 4. Statement of Cash Flow Information.

	For the nine months ended September 30,
	2007	2006
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$6,033	$6,369
Cash paid during the period for interest	47,080	37,200

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends including the stock dividend declared on October 16, 2007, payable on November 16, 2007 to shareholders of record on October 31, 2007. The following schedule shows the Company’s earnings per share for the periods presented:

(In thousands except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Income applicable to common stock	$4,799	$5,107	$14,693	$14,854

Weighted average number of common shares outstanding—basic	23,205	23,113	23,177	23,147
Share-based plans	90	155	98	156

Weighted average number of common shares and common share equivalents—diluted	23,295	23,268	23,275	23,303

Basic earnings per share	$0.21	$0.22	$0.63	$0.64

Diluted earnings per share	$0.21	$0.22	$0.63	$0.64

Options to purchase 902,205 shares of common stock at a weighted average price of $14.11 per share were outstanding and were not included in the computation of diluted earnings per share for the three months or for the nine months ended September 30, 2007 because the option price was greater than the average market price. Options to purchase 563,207 shares of common stock at a weighted average price of $14.66 per share were outstanding and were not included in the computations of diluted earnings per share for the three months or for the nine months ended September 30, 2006.

Note 6. Investment Securities

AVAILABLE FOR SALE	September 30, 2007				December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$42,310	$66	$(495)	$41,881	$43,346	$0	$(967)	$42,379
Mortgage-backed securities	169,203	144	(3,880)	165,467	179,734	7	(5,365)	174,376
Obligations of states and political subdivisions	25,366	118	(114)	25,370	29,183	166	(139)	29,210
Other debt securities	12,557	—	(1,253)	11,304	13,128	35	(644)	12,519
Other equity securities	20,714	707	(393)	21,028	19,153	3,007	(135)	22,025

	$270,150	$1,035	$(6,135)	$265,050	$284,544	$3,215	$(7,250)	$280,509

HELD TO MATURITY	September 30, 2007				December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$31,485	$1	$(255)	$31,231	$39,256	$0	$(808)	$38,448
Mortgage-backed securities	41,416	24	(787)	40,653	44,993	7	(1,008)	43,992
Obligations of states and political subdivisions	55,150	98	(458)	54,790	56,983	125	(550)	56,558
Other	1,599	—	(61)	1,538	1,606	—	(40)	1,566

	$129,650	$123	$(1,561)	$128,212	$142,838	$132	$(2,406)	$140,564

	September 30, 2007
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$8,897	$8,909	$18,712	$18,638
Due after one year through five years	39,927	39,615	37,647	37,250
Due after five years through ten years	24,728	23,568	24,957	24,778
Due after ten years	6,681	6,463	6,918	6,893

	80,233	78,555	88,234	87,559
Mortgage-backed securities	169,203	165,467	41,416	40,653
Other investments	20,714	21,028	—	—

Total securities	$270,150	$265,050	$129,650	$128,212

Note 7. Loans.

	September 30, 2007	December 31, 2006
	(in thousands)
Commercial	$773,080	$714,496
Leases	309,159	196,518
Real estate-construction	88,769	87,562
Real estate-mortgage	294,370	272,102
Installment	315,816	315,038

Total loans	1,781,194	1,585,716

Plus: deferred costs	6,050	5,928

Loans net of deferred costs	$1,787,244	$1,591,644

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

The following table shows the Company’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of September 30, 2007 and 2006, and the average recorded investment in impaired loans during the nine months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding nine months)
September 30, 2007	$8.4 million	$2.6 million	$5.8 million
September 30, 2006	$4.0 million	$1.0 million	$3.6 million

Interest received on impaired loans may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans of $154,000 in the first nine months of 2007. Interest that would have accrued had the loans performed under original terms would have been $541,000 for the first nine months of 2007.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton defined pension plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Interest cost	$24	$24	$75	$72
Expected return on plan assets	(21)	(22)	(64)	(66)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	8	7	23	21

Net periodic benefit expense	$11	$9	$34	$27

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$5	$6	$14	$18
Interest cost	13	12	40	35
Amortization of prior service cost	9	11	27	35

Net periodic benefit expense	$27	$29	$81	$88

The Company made contributions of $47,000 to the plan in the nine months ended September 30, 2007 and does not expect to make any more contributions in 2007.

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

Note 12. Stockholders’ Equity

On August 16, 2007, the Company announced a stock repurchase program for the purchase of up to 525,000 shares of the Company’s common stock over the next 12 months. The Company has not purchased any shares of it common stock under this program.

Note 13. Recent Accounting Pronouncements

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

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. All weighted average, actual shares and per share information set forth in this Quarterly Report on Form 10-Q has been adjusted retroactively for the effects of stock dividends, including the stock dividend declared on October 16, 2007, payable on November 16, 2007 to shareholders of record on October 31, 2007.

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

Results of Operations

(Third Quarter 2007 Compared to Third Quarter 2006)

Net Income

Net income for the third quarter of 2007 was $4.8 million, compared to $5.1 million for the same period in 2006, a decrease of $310,000 or 6%. Diluted earnings per share were $0.21 for the third quarter of 2007, a $0.01 or 5% decrease over what was reported for the same period last year. Return on Average Assets was 0.79% and Return on Average Equity was 9.30% for the third quarter of 2007.

The factors that influenced third quarter net income in 2007 compared to the same period in 2006 included a $1.6 million increase in net interest income resulting from strong loan growth offset by decreases in gains on investment securities and an increase in the provision for loan and lease losses. These factors will be discussed in further detail below.

Net Interest Income

Net interest income on a tax equivalent basis for the third quarter of 2007 was $18.6 million, representing a $1.5 million or 9% increase from the $17.1 million earned in the third quarter of 2006. The increase in net interest income primarily resulted from a more favorable mix of earning assets. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, September 30, 2007			For the three months ended, September 30, 2006
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,741,187	$30,219	6.89%	$1,445,461	$24,629	6.76%
Taxable investment securities	327,050	3,756	4.59%	474,902	4,928	4.15%
Tax-exempt securities	80,652	1,142	5.66%	101,549	1,428	5.62%
Federal funds sold (B)	44,620	571	5.12%	23,614	304	5.15%

Total interest-earning assets	2,193,509	35,688	6.46%	2,045,526	31,289	6.08%
Noninterest-earning assets:
Allowance for loan and lease losses	(14,161)			(13,078)
Other assets	224,867			217,581

TOTAL ASSETS	$2,404,215			$2,250,029

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$325,514	$1,519	1.85%	$332,328	$1,177	1.41%
Interest-bearing transaction accounts	751,895	5,738	3.03%	702,359	4,936	2.79%
Time deposits	544,471	6,332	4.65%	470,299	4,724	4.02%
Borrowings	253,564	3,506	5.53%	240,469	3,322	5.53%

Total interest-bearing liabilities	1,875,444	17,095	3.63%	1,745,455	14,159	3.23%

Noninterest-bearing liabilities:
Demand deposits	308,250			300,916
Other liabilities	15,786			12,448
Stockholders’ equity	204,735			191,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,404,215			$2,250,029

Net interest income/spread		18,593	2.83%		17,130	2.85%
Tax equivalent basis adjustment		400			500

NET INTEREST INCOME		$18,193			$16,630

Net interest margin (C)			3.36%			3.32%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $31.3 million in the third quarter of 2006 to $35.7 million in 2007, an increase of $4.4 million or 14%. The increase in interest income was due to an increase in average interest-earning assets of $148.0 million or 7% and to a 38 basis point increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 6.08% in the third quarter of 2006 to 6.46% in the third quarter of 2007 because of a change in mix in interest-earning assets. Loans as a percent of interest-earning assets increased from 71% in the third quarter of 2006 to 79% in 2007 while investment securities as a percent of interest-earning assets decreased from 28% in the third quarter of 2006 to 19% in the third quarter of 2007.

Total interest expense increased from $14.2 million in the third quarter of 2006 to $17.1 million in the third quarter of 2007, an increase of $2.9 million, or 21%. Average interest-bearing liabilities increased $130.0 million, and the cost of funds increased 40 basis points to 3.63% due to a change in the mix of interest-bearing liabilities. Liabilities shifted from lower cost core deposits to higher cost time deposits. Average savings accounts as a percent of interest-bearing liabilities decreased from 19% in the third quarter of 2006 to 17% in the third quarter of 2007. Time deposits as a percent of total interest-bearing liabilities increased from 27% to 29% during the same time period resulting from a certificate of deposit promotion during the third quarter of 2007. Also impacting the cost of funds was the issuance of $20.6 million in trust preferred subordinated debentures at a rate of 6.61% completed in May 2007.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses increased to $789,000 for the third quarter of 2007 from $337,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the third quarter of 2007, the Company charged off loans of $161,000 and recovered $98,000 in previously charged off loans compared to $575,000 and $238,000, respectively, during the same period in 2006. The higher provision reflects a higher level of non-performing loans in the third quarter of 2007 compared to third quarter 2006. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income decreased $526,000 from the third quarter of 2006 to the third quarter of 2007. In the third quarter of 2006, the Company recognized $271,000 in gains on sales of securities compared to no gains or losses on sales of securities during the third quarter of 2007. Commissions and fees decreased from $1.0 million in the third quarter of 2006 to $771,000 in the third quarter of 2007 due to a decrease in fees received on loans and a decrease in investment services brokerage income. Other income increased from $210,000 in the third of quarter 2006 to $248,000 in 2007 primarily as a result of increased fees from brokered lease transactions.

Noninterest Expense

Noninterest expense increased from $13.4 million in the third quarter of 2006 to $14.3 million in the third quarter of 2007, an increase of $1.0 million or 7%. Salaries and employee benefits increased $506,000 from $7.6 million in the third quarter 2006 to $8.1 million in 2007 as a result of expense related to new branches (two in the second quarter of 2007 and two in the fourth quarter of 2006), increased leasing commission expense due to higher originations and normal salary and benefit increases. Net occupancy expense increased from the third quarter of 2006 to the third quarter of 2007 by $170,000 primarily as a result of expenses related to new branches that were opened. Marketing expense increased from $363,000 in the third quarter of 2006 to $456,000 in the third quarter of 2007 as a result of the branch openings and deposit promotions. Stationery, supplies and postage decreased from $416,000 in the third quarter of 2006 to $383,000 in the third quarter of 2007 as a result of less postage expense this quarter related to new branch openings. Other expenses increased from $2.1 million in the third quarter of 2006 to $2.4 million in the third quarter of 2007 resulting from increased legal expenses, telecommunications expense and other miscellaneous expense related to the new branch openings.

(First Nine Months of 2007 Compared to First Nine Months of 2006)

Net Income

Net income for the first nine months of 2007 was $14.7 million, compared to $14.9 million for the same period in 2006, a decrease of $161,000 or 1%. Diluted earnings per share were $0.63 for the first nine months of 2007, a $0.01 or 2% decrease over what was reported for the same period last year. Return on Average Assets was 0.85% and Return on Average Equity was 9.71% for the first nine months of 2007. Net income for the first nine months of 2007 included a $2.9 million increase in net interest income, a $1.4 million increase in gains on securities offset by a $1.1 million increase in the provision for loan and lease losses. These items will be discussed in further detail below.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2007 was $54.1 million, representing a $2.6 million or 5% increase from the $51.5 million earned in the first nine months of 2006. The increase in net interest income primarily resulted from an increase in interest earned on free funds (interest-bearing assets funded by noninterest-bearing liabilities) resulting from an increase in the yield on earning assets. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the nine months ended, September 30, 2007			For the nine months ended, September 30, 2006
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,670,292	$85,896	6.88%	$1,379,925	$68,477	6.63%
Taxable investment securities	326,718	10,924	4.46%	510,354	15,723	4.11%
Tax-exempt securities	82,806	3,514	5.66%	107,434	4,517	5.61%
Federal funds sold (B)	32,537	1,251	5.13%	14,553	538	4.93%

Total interest-earning assets	2,112,353	101,585	6.43%	2,012,266	89,255	5.93%

Noninterest-earning assets:
Allowance for loan and lease losses	(13,847)			(12,983)
Other assets	224,222			217,254

TOTAL ASSETS	$2,322,728			$2,216,537

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$327,986	$4,322	1.76%	$335,895	$3,062	1.22%
Interest-bearing transaction accounts	737,682	16,549	3.00%	700,912	13,380	2.55%
Time deposits	523,212	17,778	4.53%	457,942	12,525	3.65%
Borrowings	216,768	8,879	5.46%	223,145	8,808	5.26%

Total interest-bearing liabilities	1,805,648	47,528	3.51%	1,717,894	37,775	2.94%

Noninterest-bearing liabilities:
Demand deposits	299,300			296,382
Other liabilities	15,375			12,141
Stockholders’ equity	202,405			190,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,322,728			$2,216,537

Net interest income/spread		54,057	2.91%		51,480	2.99%
Tax equivalent basis adjustment		1,230			1,581

NET INTEREST INCOME		$52,827			$49,899

Net interest margin (C)			3.42%			3.42%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $89.3 million in the first nine months of 2006 to $101.6 million in 2007, an increase of $12.3 million or 14%. The increase in interest income was due to an increase in average interest-earning assets of $100.1 million or 5% and to a 50 basis point increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 5.93% in first nine months of 2006 to 6.43% in first nine months of 2007 as a result of the increasing rate environment and because of a change in mix in interest-earning assets similar to the change in mix described above in the comparison of the results of operations between third quarter 2007 and third quarter 2006.

Total interest expense increased from $37.8 million in the first nine months of 2006 to $47.5 million in the first nine months of 2007, an increase of $9.8 million, or 26%. Average interest-bearing liabilities increased $87.8 million, and the cost of funds increased 57 basis points to 3.51% due to the increasing rate environment and a change in the mix of interest-bearing liabilities similar to the change in mix described above in the comparison of the results of operations between third quarter 2007 and third quarter 2006.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan losses increased to $2.1 million for the first nine months of 2007 from $1.0 million for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first nine months of 2007, the Company charged off loans of $1.3 million and recovered $492,000 in previously charged off loans compared to $2.2 million and $1.1 million, respectively, during the same period in 2006. The higher provision reflects a higher level of non-performing loans in the first nine months of 2007 compared to the first nine months of 2006. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $755,000 or 6% from the first nine months of 2006 to the first nine months of 2007. There were $1.8 million in gains on investment securities in the first nine months of 2007 compared to $349,000 of gains in the first nine months of 2006. In the second quarter of 2007, the Company recognized a gain on equity securities in its investment portfolio resulting from an acquisition of a financial institution in which the Company owned stock. Commissions and fees decreased from $2.9 million in the first nine months of 2006 to $2.3 million in the first nine months of 2007 due to a decrease in fees received on loans and a decrease in investment services brokerage income. Other income included $315,000 in gains from a sale of a property in 2007 and $362,000 in gains from the sale of a branch office in 2006.

Noninterest Expense

Noninterest expense increased from $40.6 million in the first nine months of 2006 to $43.1 million in the first nine months of 2007, an increase of $2.5 million or 6%. Salaries and employee benefits increased $1.5 million from $22.9 million in the first nine months of 2006 to $24.4 million in 2007 as a result of branch openings, increases in commissions paid in the leasing division and normal salary and benefit increases. Net occupancy expense, marketing expense and other expenses increased from the first nine months of 2006 to the first nine months of 2007 as a result of the same factors discussed in the comparison of the results of operations between the third quarter of 2007 compared to the third quarter of 2006.

Financial Condition

The Company’s total assets increased $182.1 million or 8% from $2.26 billion at December 31, 2006, to $2.45 billion at September 30, 2007. Total deposits increased from $1.86 billion on December 31, 2006 to $1.97 billion on September 30, 2007, an increase of $110.7 million or 6%. Additionally, customer repurchase agreements increased $13.1 million or 32% from December 31, 2006 to September 30, 2007.

Loans

Gross loans increased from $1.59 billion on December 31, 2006 to $1.78 billion on September 30, 2007, an increase of $195.5 million, or 12%. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and other real estate owned on the dates presented:

(in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Non-performing loans:
Non-accrual loans	$8,784	$4,437	$3,782
Renegotiated loans	—	—	—

TOTAL NON-PERFORMING LOANS	8,784	4,437	3,782
Other real estate owned	—	—	—

TOTAL NON-PERFORMING ASSETS	$8,784	$4,437	$3,782

Loans past due 90 days or more and still accruing	$252	$876	$442

Non-accrual loans increased from $4.4 million on December 31, 2006, or 0.20% of total assets, to $8.8 million, or 0.36% of total assets, on September 30, 2007. The majority of the increase in non-performing loans relates to the addition of two customer relationships to non-accrual loans during that time period. Loans past due ninety days or more and still accruing at September 30, 2007 decreased $624,000 to $252,000 from $876,000 on December 31, 2006. Loans past due 90 days or more and still accruing are those loans that are both well-secured and in process of collection.

On September 30, 2007, the Company had $8.4 million in impaired loans (consisting primarily of non-accrual loans) compared to $4.1 million at year-end 2006. For more information on these loans see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans. Based on such evaluation, $2.6 million has been allocated to the allowance for loan and lease losses for impairment at September 30, 2007. At September 30, 2007, the Company also had $5.8 million in loans that were rated substandard that were not classified as non-performing or impaired.

There were no loans at September 30, 2007, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans charged-off and the amount of loan recoveries:

(dollars in thousands)	Nine months ended September 30, 2007	Year ended December 31, 2006	Nine months ended September 30, 2006
Balance of the allowance at the beginning of the year	$13,454	$13,173	$13,173

Loans charged off:
Commercial	112	1,207	1,153
Leases	364	90	—
Home Equity and consumer	836	1,493	1,049
Real estate—mortgage	—	—	—

Total loans charged off	1,312	2,790	2,202

Recoveries:
Commercial	206	728	631
Leases	2	83	82
Home Equity and consumer	284	531	395
Real estate—mortgage	—	3	—

Total Recoveries	492	1,345	1,108

Net charge-offs:	820	1,445	1,094
Provision for loan and lease losses	2,062	1,726	988

Ending balance	$14,696	$13,454	$13,067

Ratio of annualized net charge-offs to average loans outstanding	0.07%	0.10%	0.11%
Ratio of allowance at end of period as a percentage of period end total loans	0.83%	0.85%	0.87%

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2007. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $423.3 million on December 31, 2006 to $394.7 million on September 30, 2007, a decrease of $28.6 million, or 7% which included maturities of securities used to fund loan growth.

Deposits

Total deposits increased from $1.86 billion on December 31, 2006 to $1.97 billion on September 30, 2007, an increase of $110.7 million, or 6%. The change in deposits was primarily due to an increase in time deposits under $100,000 which increased from $293.3 million on December 31, 2006 to $358.1 million on September 30, 2007, an increase of $64.8 million or 22% as a result of a deposit promotion conducted in the third quarter of 2007. Time deposits $100,000 and over increased $12.6 million to $222.2 million.

Liquidity

Cash and cash equivalents, totaling $97.0 million on September 30, 2007, increased $17.0 million from December 31, 2006. Operating activities, principally the result of the Company’s net income, provided $17.6 million in net cash. Investing activities used $168.4 million in net cash, primarily reflecting the use of funds for loan originations. Financing activities provided $167.8 million in net cash, reflecting an increase in deposits of $110.7 million and increases of federal funds purchased and long-term debt supplemented by the issuance of $20.0 million in trust preferred securities. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At September 30, 2007, the Company had outstanding loan origination commitments of $416.4 million. These commitments include $344.1 million that mature within one year; $28.0 million that mature after one but within three years; $1.0 million that mature after three but within five years and $43.3 million that mature after five years. The Company also had $8.5 million in letters of credit outstanding at September 30, 2007. This included $6.2 million that are maturing within one year and $2.3 million that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $194.6 million.

Capital Resources

Stockholders’ equity increased from $199.5 million on December 31, 2006 to $208.4 million on September 30, 2007. Book value per common share increased to $8.97 on September 30, 2007 from $8.61 on December 31, 2006. The increase in stockholders’ equity from December 31, 2006 to September 30, 2007 was primarily due to net income offset by dividends and an increase in accumulated other comprehensive loss. Also contributing to the increase in stockholder’s equity was a cumulative adjustment for adoption of FIN 48, “Accounting for Uncertainty in Income Taxes,” of $509,000. For more information, please see Note 10 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of September 30, 2007, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at September 30, 2007, and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio September 30, 2007	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2007	Total Capital to Risk-Weighted Assets Ratio September 30, 2007
The Company	8.25%	10.49%	11.53%
Lakeland Bank	7.76%	9.86%	10.67%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At September 30, 2007, the cumulative one-year gap was $(287.8) million or (11.8%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at September 30, 2007 was $292.3 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (13.1%) and would increase 5.0% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (3.0%), and would increase 2.9% for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

November 8, 2007

Date