Form 10-K
period 2007-12-31
LAKELAND BANCORP INC
filed 2008-03-14
CIK 846901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller Reporting Company

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes                      No   X

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $255,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s Common Stock, as of February 1, 2008, was 23,281,667.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2008 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

PART I

-i-

PART I

ITEM 1 - Business

GENERAL

Lakeland Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland”). Through Lakeland, the Company operates 49 banking offices, located in Morris, Passaic, Sussex, Warren, Essex and Bergen counties in New Jersey. Lakeland offers a full range of lending services, including commercial loans and leases, real estate and consumer loans to small and medium-sized businesses, professionals and individuals located in its markets.

The Company has grown substantially over the last several years, through a combination of organic growth and acquisitions. Lakeland has opened ten new branches since January 1, 2001.

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

At December 31, 2007, the Company had total consolidated assets of $2.5 billion, total consolidated deposits of $2.0 billion, total consolidated loans, net of the allowance for loan losses, of $1.9 billion and total consolidated stockholders’ equity of $211.6 million.

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

Employees

At December 31, 2007, the Company had 540 employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

In June 2006, Lakeland entered into an agreement with the Department and the FDIC, in which Lakeland agreed to take certain actions to ensure its compliance with the federal Bank Secrecy Act. As a result of Lakeland’s compliance with the agreement, such agreement has been terminated.

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

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and Lakeland may pay. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), banking institutions which are deemed to be “undercapitalized” will, in most instances, be prohibited from paying dividends. See “FDICIA”. See also Note 17 - “Regulatory Matters” of the Notes to Consolidated Financial Statements for further information regarding dividends.

Capital Adequacy Guidelines

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2007, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 10.08% and 11.08%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 8.11% at December 31, 2007.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2007, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

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

In November 2006, the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007, designed to base what banks pay for deposit insurance on the risk they pose. In 2007, assessment rates ranged between 5 cents per $100 of assessable deposits in the lowest risk category to 43 cents per $100 of assessable deposits in the highest risk category. An FDIC assessment credit for prior contributions offset the assessment for 2007. It is estimated that at current assessment rates, Lakeland’s assessment for 2008 will be $1.0 million.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of $220,000 in 2007 and expects to pay a similar premium in 2008.

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

Like all commercial banks, Lakeland maintains an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. If our allowance for loan and lease losses is not adequate to cover actual loan and lease losses, we may be required to significantly increase future provisions for loan and lease losses, which could materially and adversely affect our operating results. Our allowance for loan and lease losses is determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease resolution, the opinions of our regulators, changes in the size and composition of the loan and lease portfolio and industry information. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and the allowance for loan and lease losses. While we believe that our allowance for loan and lease losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan and lease losses or that regulators will not require us to increase this allowance. An increase in our allowance for loan and lease losses could materially and adversely affect our earnings and profitability.

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

Recently, capital markets have been impacted by the downgrading of ratings of various municipal bond insurers and by the turmoil in the sub-prime debt market. Downgrades of municipal bond insurers reflect the perception by ratings agencies that the insurers have a reduced ability to fulfill their obligations for the bonds they insure. The market value of the municipal bonds in Lakeland’s investment portfolio may be affected by the downgrades of the credit ratings of the bond insurers. Similarly the turmoil in the sub-prime debt market may impact other asset classes. Such conditions could reduce Lakeland’s liquidity or operating results.

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

The Company operates 49 banking locations in Passaic, Morris, Sussex, Bergen, Essex and Warren Counties, New Jersey. The following chart provides information about the Company’s leased offices:

Location	Lease Expiration Date
Caldwell	April 30, 2024
Carlstadt	July 15, 2016
Cedar Crest	August 19, 2011
Fairfield	February 28, 2010
Hackensack	April 11, 2008
Hampton	September 30, 2019
Little Falls	November 30, 2010
Morristown	August 31, 2009
Madison Avenue	May 7, 2012
Newton	December 31, 2011
North Haledon	June 30, 2017
Park Ridge	December 31, 2009
Pompton Plains	March 31, 2015
Ringwood	February 28, 2013
Rockaway	May 31, 2009
Sussex/Wantage	June 19, 2012
Trinity Street	December 31, 2011
Vernon	September 30, 2011
Wantage	October 31, 2011
Wharton	July 24, 2010
Woodland Commons	August 31, 2016

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2007.

ITEM 4A - Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Roger Bosma Age 65	1999	President and Chief Executive Officer of the Company (June, 1999 – Present); President and Chief Executive Officer of Lakeland Bank (January, 2002 – Present)

Robert A. Vandenbergh Age 56	1999	Senior Executive Vice President and Chief Lending Officer of the Company (December, 2006 – Present; Executive Vice President and Chief Lending Officer of the Company (October, 1999 – December, 2006); President, The National Bank of Sussex County (November, 1998 – June, 2001)

Joseph F. Hurley Age 57	1999	Executive Vice President and Chief Financial Officer of the Company (November, 1999 – Present)

Jeffrey J. Buonforte Age 56	1999	Executive Vice President and Chief Retail Officer of the Company (November, 1999 – Present)

Louis E. Luddecke Age 61	1999	Executive Vice President and Chief Operations Officer of the Company (October, 1999 – Present)

Steven Schachtel Age 50	2000	President, Lakeland Bank Equipment Leasing Division (April, 2000 – Present)

James R. Noonan Age 56	2003	Executive Vice President and Chief Credit Officer of the Company (December, 2003 – Present); Senior Vice President and Chief Credit Officer of the Company (March, 2003 – December, 2003); Senior Credit Officer, Fleet National Bank (prior years – February, 2003)

PART II

ITEM 5 –	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Common Stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the Nasdaq National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2007, there were 3,723 shareholders of record of Common Stock. The following table sets forth the range of the high and low daily closing prices of the Common Stock as provided by Nasdaq and dividends declared for the periods presented. Prices and dividends have been adjusted to reflect the Company’s 5% stock dividends paid on November 16, 2007 and August 16, 2006.

Year ended December 31, 2007	High	Low	Dividends Declared
First Quarter	$14.71	$12.48	$0.095
Second Quarter	13.48	12.34	0.095
Third Quarter	13.42	9.97	0.095
Fourth Quarter	13.97	11.15	0.095

Year ended December 31, 2006	High	Low	Dividends Declared
First Quarter	$14.56	$13.06	$0.090
Second Quarter	14.21	12.07	0.090
Third Quarter	14.56	12.71	0.090
Fourth Quarter	14.70	12.27	0.095

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $172.9 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2007.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1 – Business – Supervision and Regulation – Dividend Restrictions.”

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program (the “Stock Option Plan”), as of December 31, 2007. This plan was Lakeland’s only equity compensation plan in existence as of December 31, 2007. No warrants or rights may be granted, or are outstanding, under the Stock Option Plan.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	1,204,663	$12.71	641,802

Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	1,204,663	$12.71	641,802

The number in column (a) includes 48,423 shares subject to restricted stock awards granted under the Company’s Stock Option Plan, including unvested shares. Shares subject to restricted stock awards have been excluded for purposes of calculating the weighted-average exercise price in column (b).

Performance Graph

The following chart compares Lakeland’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Hemscott Group Index, which consists of 209 Regional Northeast Banks. Hemscott acquired Core Data, which had previously provided a comparable Peer Group Index.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

LAKELAND BANCORP, INC.	100.00	96.46	108.28	97.75	106.98	90.14
HEMSCOTT GROUP INDEX	100.00	130.85	142.14	143.90	164.64	154.64
NASDAQ MARKET INDEX	100.00	150.36	163.00	166.58	183.68	201.91

Item 6 - Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(Not covered by Report of Independent Registered Public Accounting Firm)

Years Ended December 31	2007	2006	2005	2004 (2)	2003 (3)
	(in thousands except per share data)
Interest income	$136,378	$119,808	$103,839	$83,319	$66,922
Interest expense	64,650	53,104	33,632	21,817	16,224

Net interest income	71,728	66,704	70,207	61,502	50,698
Provision for loan and lease losses	5,976	1,726	1,555	3,602	3,000
Noninterest income	16,858	17,175	15,128	12,761	10,926
Gains (losses) on sales of investment securities	1,769	(2,995)	(583)	638	1,857
Noninterest expenses	58,190	54,721	53,392	47,185	38,287

Income before income taxes	26,189	24,437	29,805	24,114	22,194
Income tax provision	8,201	7,460	9,584	7,619	7,087

Net income	$17,988	$16,977	$20,221	$16,495	$15,107

Per-Share Data(1)
Weighted average shares outstanding:
Basic	23,187	23,141	23,637	21,310	17,690
Diluted	23,285	23,292	23,815	21,572	17,935
Earnings per share:
Basic	$0.78	$0.73	$0.86	$0.77	$0.85
Diluted	$0.77	$0.73	$0.85	$0.76	$0.84
Cash dividend per common share	$0.38	$0.37	$0.35	$0.35	$0.32
Book value per common share	$9.09	$8.61	$8.24	$8.13	$6.01

At December 31
Investment securities available for sale	$273,247	$280,509	$515,903	$582,106	$557,402
Investment securities held to maturity	129,360	142,838	154,569	162,922	43,009
Loans, net of deferred fees	1,886,535	1,591,644	1,312,767	1,176,005	851,536
Goodwill and other identifiable intangible assets	90,874	92,053	93,395	94,119	27,609
Total assets	2,513,771	2,263,573	2,206,033	2,141,021	1,585,290
Total deposits	1,987,405	1,860,627	1,798,160	1,726,804	1,325,682
Total core deposits	1,383,234	1,357,748	1,350,567	1,360,980	1,038,195
Long-term borrowings	249,077	148,413	101,764	98,991	89,500
Total stockholders’ equity	211,599	199,500	191,781	194,548	110,951

Performance ratios
Return on Average Assets	0.76%	0.76%	0.94%	0.90%	1.10%
Return on Average Equity	8.81%	8.85%	10.55%	10.79%	15.45%
Return on Tangible Equity(4)	15.97%	17.14%	20.69%	17.99%	17.58%
Efficiency ratio	63.18%	62.28%	59.76%	60.70%	60.32%
Net Interest Margin (tax equivalent basis)	3.41%	3.39%	3.73%	3.82%	4.12%
Loans to Deposits	94.92%	85.54%	73.01%	68.10%	64.23%

Capital ratios
Tier 1 leverage ratio	8.11%	7.51%	7.49%	7.71%	7.84%
Total risk-based capital ratio	11.08%	10.96%	12.47%	13.27%	15.96%

(1)	Restated for 5% stock dividends in 2007, 2006, 2005 and 2003.
(2)	The results of operations include Newton Trust Company from July 1, 2004 forward.
(3)	The results of operations include Community State Bank from August 25, 2003 forward.
(4)

This is a non-GAAP ratio. “Return on Tangible Equity” is defined as net income as a percentage of average total equity reduced by recorded intangible assets. This may be important to investors that are interested in analyzing our return on equity exclusive of the effect of changes in intangible assets on equity.

The following reconciliation table provides a more detailed analysis of this non-GAAP performance measure:

Years Ended December 31	2007	2006	2005	2004	2003
Return on average equity	8.81%	8.85%	10.55%	10.79%	15.45%
Effect of intangibles	7.16%	8.29%	10.14%	7.20%	2.13%

Return on average tangible equity	15.97%	17.14%	20.69%	17.99%	17.58%

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48),” to account for any tax positions that may be uncertain. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 9 to the Notes to the audited Consolidated Financial Statements contained herein.

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company tests goodwill for impairment annually at the reporting unit level using various market valuation methodologies. The Company has tested the goodwill as of December 31, 2007 and has determined that it is not impaired.

Financial Overview

The year ended December 31, 2007 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•	Total loans and leases increased by $295.4 million or 19% from 2006 to 2007.

•	Total assets increased to $2.51 billion, an 11% increase from 2006.

•	Net income increased $1.0 million or 6% from 2006 to 2007.

•	Lakeland’s net interest margin stabilized at 3.41%, up 2 basis points from 2006.

•	The Company improved regulatory capital with the issuance of $20.6 million in subordinated debentures and related trust preferred securities.

Net income for 2007 was $18.0 million or $0.77 per diluted share compared to net income of $17.0 million and $0.73 per diluted share in 2006. For 2007, Return on Average Assets was 0.76% and Return on Average Equity was 8.81%. For 2006, Return on Average Assets was 0.76% and Return on Average Equity was 8.85%.

In 2007, the Company recognized a $1.8 million gain on equity securities in its investment portfolio resulting from the acquisition of a financial institution in which the Company owned stock. The Company’s provision for loan and lease losses was increased by $4.3 million from $1.7 million in 2006 to $6.0 million in 2007 resulting primarily from a charge-off in the fourth quarter of 2007 of a $3.1 million commercial and industrial loan.

In 2006, Lakeland’s earnings were impacted by a balance sheet restructuring where the Company sold $97.3 million in securities yielding 3.47% for a loss of $3.3 million to lower its borrowings and to fund loan growth. Also, in 2006, the Company expensed $300,000 in costs related to a stock offering which the Company elected not to complete.

In 2005, net income was $20.2 million or $0.85 per diluted share with a Return on Average Assets of 0.94% and a Return on Average Equity of 10.55%.

Net interest income

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. The Company’s net interest income is determined by: (i) the volume of interest-earning assets that it holds and the yields that it earns on those assets, and (ii) the volume of interest-bearing liabilities that it has assumed and the rates that it pays on those liabilities. Net interest income increases when the Company can use noninterest-bearing deposits to fund or support interest-earning assets.

Net interest income for 2007 on a tax-equivalent basis was $73.4 million, representing an increase of $4.6 million, or 7%, from the $68.7 million earned in 2006. The increase in net interest income resulted from an increase in earning assets of $122.1 million and a 41 basis point increase in the yield on earning assets partially offset by a 45 basis point increase in the cost of funds and a $108.3 million increase in interest-bearing liabilities. Also contributing to the increase in net interest income was an increase in income earned on free funds (interest-earning assets funded by non-interest bearing liabilities) resulting from the increase in yield on interest-earning assets.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
Interest Income
Loans	$19,761	$2,369	$22,130	$12,926	$5,595	$18,521
Taxable investment securities	(7,353)	1,907	(5,446)	(4,652)	1,740	(2,912)
Tax-exempt investment securities	(1,115)	41	(1,074)	161	(63)	98
Federal funds sold	586	(2)	584	(14)	310	296

Total interest income	11,879	4,315	16,194	8,421	7,582	16,003

Interest Expense
Savings deposits	(110)	1,578	1,468	(65)	2,328	2,263
Interest-bearing transaction accounts	1,127	1,923	3,050	219	6,910	7,129
Time deposits	2,653	3,557	6,210	1,881	5,441	7,322
Borrowings	643	175	818	1,247	1,511	2,758

Total interest expense	4,313	7,233	11,546	3,282	16,190	19,472

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$7,566	$(2,918)	$4,648	$5,139	$(8,608)	$(3,469)

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,708,467	$117,039	6.85%	$1,419,272	$94,909	6.69%	$1,222,084	$76,388	6.25%
Taxable investment securities	326,376	14,669	4.49%	485,607	20,115	4.14%	593,789	23,027	3.88%
Tax-exempt securities	82,294	4,655	5.66%	102,003	5,729	5.62%	99,110	5,631	5.68%
Federal funds sold (B)	33,208	1,644	4.95%	21,379	1,060	4.96%	21,798	764	3.50%

Total interest-earning assets	2,150,345	138,007	6.42%	2,028,261	121,813	6.01%	1,936,781	105,810	5.46%
Noninterest earning assets:
Allowance for loan and lease losses	(14,018)			(13,007)			(15,513)
Other assets	224,608			218,901			232,455

TOTAL ASSETS	$2,360,935			$2,234,155			$2,153,723

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$324,573	$5,815	1.79%	$332,821	$4,347	1.31%	$343,219	$2,084	0.61%
Interest-bearing transaction accounts	749,093	21,886	2.92%	708,224	18,836	2.66%	695,415	11,707	1.68%
Time deposits	538,376	24,573	4.56%	474,693	18,363	3.87%	411,704	11,041	2.68%
Borrowings	229,095	12,376	5.40%	217,148	11,558	5.32%	191,807	8,800	4.59%

Total interest-bearing liabilities	1,841,137	64,650	3.51%	1,732,886	53,104	3.06%	1,642,145	33,632	2.05%

Noninterest-bearing liabilities:
Demand deposits	300,156			296,853			308,025
Other liabilities	15,515			12,684			11,945
Stockholders’ equity	204,127			191,732			191,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,360,935			$2,234,155			$2,153,723

Net interest income/spread		73,357	2.91%		68,709	2.94%		72,178	3.42%
Tax equivalent basis adjustment		1,629			2,005			1,971

NET INTEREST INCOME		$71,728			$66,704			$70,207

Net interest margin (C)			3.41%			3.39%			3.73%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Total interest income on a tax equivalent basis increased from $121.8 million in 2006 to $138.0 million in 2007, an increase of $16.2 million due to a $122.1 million increase in interest-earning assets along with an increase in the yield on interest earning assets. The change in mix also contributed to the increase in interest income. Loans as a percent of interest earning assets increased to 79% in 2007 compared to 70% in 2006. Investment securities as a percent of interest earning assets decreased to 19% in 2007 from 29% in 2006. Loans typically earn a higher rate than investment securities.

Total interest income on a tax equivalent basis increased from $105.8 million in 2005 to $121.8 million in 2006, an increase of $16.0 million. The increase in interest income from 2005 to 2006 was primarily due to a $91.5 million increase in interest-earning assets due to growth in the loan portfolio. The increase in interest income was also due to a 55 basis point increase in the average yield on earning assets due to a shift in the Company’s mix in earning assets from lower yielding investment securities and federal funds sold to higher yielding loans. Loans as a percent of average interest-earning assets increased from 63% in 2005 to 70% in 2006.

Total interest expense increased from $53.1 million in 2006 to $64.7 million in 2007 primarily as a result of an increase in average rates paid on interest-bearing liabilities from 3.06% in 2006 to 3.51% in 2007. Also impacting interest expense was an increase in total interest-bearing liabilities of $108.3 million or 6% from 2006 with the majority of the increase in average time deposits which increased $63.7 million or 13%. The cost of time deposits increased 69 basis points to 4.56% in 2007 resulting from a certificate of deposit promotion that Lakeland used to fund loan growth. Time deposits as a percent of interest-bearing liabilities increased from 27% in 2006 to 29% in 2007.

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

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.41%, 3.39% and 3.73% for 2007, 2006 and 2005, respectively. The increase in the net interest margin from 2006 to 2007 resulted from the shift in interest earning assets from lower yielding investments to higher yielding loans. The decrease in the net interest margin from 2005 to 2006 resulted from deposits repricing faster than interest-earning assets and from a shift in interest-bearing liabilities from core deposits to time deposits and borrowings.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and net charge-offs and the results of independent third party loan review. The provision for loan and lease losses at $6.0 million in 2007 increased from $1.7 million in 2006 due to management’s evaluation of the loan portfolio and reflected higher levels of nonperforming loans and charge-offs in 2007 compared to 2006. For more information, see Financial Condition—Risk Elements below. Net charge-offs increased from $1.4 million in 2006 to $4.7 million in 2007 including the $3.1 million charge-off of a single commercial and industrial loan referred to in the Financial Overview above. Net charge-offs as a percent of average loans outstanding increased from 0.10% in 2006 to 0.28% in 2007.

The 2006 provision for loan and lease losses at $1.7 million increased from $1.6 million in 2005 due to management’s evaluation of the loan portfolio. Net charge-offs were $5.0 million in 2005, including a $3.0 million charge-off of a commercial lease pool due to the settlement with the last surety company which issued surety bonds to guarantee the income stream of such lease pool. For more information on the commercial lease pools, please see Note 14 to the Consolidated Financial Statements. The ratio of net charge-offs to average loans outstanding was 0.41% in 2005. Without the impact of the commercial lease pool charge-off in 2005, the ratio of net-charge-offs to average loans outstanding would have been 0.16%.

Noninterest Income

Noninterest income increased from $14.2 million in 2006 to $18.6 million in 2007 as a result of an increase in gains (losses) on securities from a loss of $3.0 million in 2006 to a gain of $1.8 million in 2007. In 2007, the Company recognized a $1.8 million gain on equity securities in its investment portfolio resulting from the acquisition of a financial institution in which the Company owned stock. In 2006, the Company effected a balance sheet restructuring in which the Company sold $97.3 million in securities at a loss of $3.3 million. Commissions and fees decreased $499,000 or 14% to $3.1 million in 2007 due to a decrease in investment services brokerage income and a decrease in loan fee income. Other income increased $276,000 to $1.8 million as a result of non-interest related leasing income. Noninterest income represented 20.6% of total revenue in 2007. (Total revenue is defined as net interest income plus non-interest income.)

Noninterest income declined from $14.5 million in 2005 to $14.2 million in 2006 as a result of the balance sheet restructuring in 2006 referred to above. As a result, losses on sales of investment securities increased from

$583,000 in 2005 to $3.0 million in 2006. Offsetting the impact of the loss on the sale of securities was a $1.2 million or 12% increase in service charges on deposit accounts from 2005 to 2006 resulting from the overdraft privilege program that was implemented in May of 2005. Commissions and fees increased $521,000 or 17% to $3.6 million in 2006 due to an increase in investment services brokerage income from $284,000 in 2005 to $1.0 million in 2006. In 2005, Lakeland received commission income on the sales of investment services net of commission expense paid to the licensed sales representatives. In 2006, Lakeland employed its own sales representatives, and as a result, recorded gross commission income received on the sales of investments and $495,000 in commission expense paid to its sales representatives in salaries and benefit expense. Partially offsetting the increase in commission income is a decrease in loan fees of $186,000. Other income increased $340,000 to $1.6 million as a result of a gain on the sale of a branch completed in the first quarter of 2006. Noninterest income represented 17.5% of total revenue in 2006.

Noninterest Expense

Noninterest expense increased $3.5 million or 6% from $54.7 million in 2006 to $58.2 million in 2007. Total salaries and benefit expense increased $2.0 million or 7% from $30.8 million in 2006 to $32.9 million in 2007 resulting from normal salary and benefit increases, increased leasing commissions and expenses related to new branches. Net occupancy expense increased $491,000 or 9% to $5.9 million as a result of expense related to branches opened in 2007 and mid-2006. Marketing expense increased from $1.6 million in 2006 to $1.8 million in 2007 as a result of deposit promotions and branch openings. Other expenses increased from $9.4 million in 2006 to $10.0 million in 2007, an increase of $522,000 or 6%. This increase resulted from increased telecommunications expense and other miscellaneous expense related to branch openings.

Noninterest expense increased $1.3 million or 2% from $53.4 million in 2005 to $54.7 million in 2006. Total salaries and benefit expense increased $2.3 million or 8% from $28.5 million in 2005 to $30.8 million in 2006. Part of this increase resulted from the termination of the Company’s post-retirement benefit plan in 2005 and the reduction of a $750,000 accrual related to the post retirement benefit plan in 2005. Also impacting the increase in salary expense were normal salary and benefit increases and staffing increases including the licensed investment sales representatives referred to above. Partially offsetting the increased salary and benefit costs were declines in medical insurance expense relating to a revision of the Company’s medical insurance program which resulted in a $359,000 or 11% decrease in costs from 2005 to 2006. Stationery, supplies and postage expense declined $175,000 or 10% from $1.8 million in 2005 to $1.6 million in 2006 primarily as a result of decreased supply expenses resulting from the merger of Newton into Lakeland. Other expenses declined from $10.4 million in 2005 to $9.4 million in 2006, a decline of $930,000 or 9%. Included in this decrease was a decline in legal fees from $811,000 in 2005 to $618,000 in 2006 resulting from a recovery of litigation costs from the Company’s insurance carrier related to the purchased lease pools discussed in Note 14 of the Consolidated Financial Statements-Commitments and Contingencies-Litigation. The decrease in other expenses also included a $196,000 decline in director fees from 2005 to 2006 resulting from the merger of Newton with Lakeland and from a decline in the Company’s provision for unfunded lending commitments from $525,000 in 2005 to $61,000 in 2006.

The efficiency ratio expresses the relationship between non-interest expense (excluding other real estate expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities). In 2007, the Company’s efficiency ratio on a tax equivalent basis increased to 63.2% from 62.3% in 2006. The efficiency ratio was 59.8% in 2005. The increase in the efficiency ratio from 2006 to 2007 resulted from non-interest expense growing at a faster rate than tax-equivalent revenue.

Income Taxes

The Company’s effective income tax rate was 31.3%, 30.5% and 32.2%, in the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s effective tax rate increased from 2006 to 2007 because its interest on tax-exempt securities decreased from $3.7 million in 2006 to $3.0 million in 2007. The Company’s effective tax rate declined from 2005 to 2006 because the Company’s pre-tax income declined 18%, and its interest on tax-exempt securities as a percent of pre-tax income increased.

Financial Condition

Total assets increased from $2.26 billion on December 31, 2006 to $2.51 billion on December 31, 2007, an increase of $250.2 million, or 11%. Total assets at year-end 2006 increased $57.5 million or 3% from year-end 2005.

Loans

Lakeland primarily serves Northern New Jersey and the surrounding areas. Its leasing division serves a broader national market. All of its borrowers are U.S. residents or entities.

Total loans increased from $1.59 billion on December 31, 2006 to $1.88 billion on December 31, 2007, an increase of $295.4 million or 19%. The increase in loans occurred in all major loan categories except home equity and consumer installment. Commercial loans increased from $714.5 million to $821.6 million, an increase of $107.1 million or 15%. Leases increased from $196.5 million to $355.6 million, an increase of $159.1 million or 81%. The residential real estate mortgage portfolio also increased $29.7 million or 11%. The home equity and consumer installment portfolio decreased from $315.0 million in 2006 to $310.4 million in 2007, a decrease of $4.7 million or 1%. Real estate construction loans, which include both residential and commercial construction loans, increased from $87.6 million in 2006 to $91.7 million in 2007, an increase of $4.1 million or 5%. Total loans increased from $1.31 billion in 2005 to $1.59 billion in 2006, an increase of $278.7 million or 21%. The majority of the growth was in the commercial loan portfolio and leases which increased $124.8 million or 21% and $106.3 million or 118% respectively.

The following table sets forth the classification of the Company's loans by major category as of December 31 for each of the last five years:

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Commercial	$821,621	$714,496	$589,646	$512,810	$330,101
Leases	355,644	196,518	90,194	87,787	62,278
Real estate—mortgage	301,798	272,102	256,621	217,500	178,404
Real estate—construction	91,706	87,562	68,325	62,687	20,476
Home equity and consumer installment	310,359	315,038	302,236	289,920	254,039

	$1,881,128	$1,585,716	$1,307,022	$1,170,704	$845,298

The following table shows the percentage distributions of loans by category as of December 31 for each of the last five years.

	December 31,
	2007	2006	2005	2004	2003
Commercial	43.7%	45.0%	45.1%	43.8%	39.0%
Leases	18.9%	12.4%	6.9%	7.5%	7.4%
Real estate—mortgage	16.0%	17.2%	19.7%	18.6%	21.1%
Real estate—construction	4.9%	5.5%	5.2%	5.3%	2.4%
Home equity and consumer installment	16.5%	19.9%	23.1%	24.8%	30.1%

	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2007, there were no concentrations of loans exceeding 10% of total loans outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth certain categories of loans as of December 31, 2007, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Types of Loans:
Commercial	$116,416	$128,647	$576,558	$821,621
Real Estate—construction	49,644	12,157	29,905	91,706

Total	$166,060	$140,804	$606,463	$913,327

Amount of such loans with:
Predetermined rates	$35,143	$110,016	$77,476	$222,635
Floating or adjustable rates	130,917	30,788	528,987	690,692

Total	$166,060	$140,804	$606,463	$913,327

Risk Elements

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management's knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

The following schedule sets forth certain information regarding the Company's non-accrual, past due and renegotiated loans and other real estate owned as of December 31, for each of the last five years:

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Non-performing assets:
Non-accrual loans	$10,159	$4,437	$3,907	$13,017	$16,653
Other real estate and other repossessed assets	175	—	—	650	—

TOTAL NON-PERFORMING ASSETS	$10,334	$4,437	$3,907	$13,667	$16,653

Non-performing assets as a percent of total assets	0.41%	0.20%	0.18%	0.64%	1.05%

Past due loans*	$667	$876	$5,127	$2,347	$1,248

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

Non-accrual loans increased to $10.2 million on December 31, 2007 from $4.4 million at December 31, 2006. Although the non-accrual loans increased by $5.7 million, three commercial loan customers account for 81% or $4.7 million of the increase. All non-accrual loans are in various stages of litigation, foreclosure, or workout.

For 2007, the gross interest income that would have been recorded, had the loans classified at year-end as non-accrual been performing in conformance with their original loan terms, is approximately $720,000. The amount of interest income actually recorded on those loans for 2007 was $154,000. The resultant loss of $566,000 for 2007 compares to income of $16,000 for 2006 and losses of $338,000 for 2005.

Loans specifically evaluated are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements. Loans which are in process of collection will not be classified as impaired. A loan is not impaired during the process of collection of payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate. All commercial loans in excess of $250,000 identified as impaired are evaluated by an independent loan review consultant. The Company aggregates consumer loans and residential mortgages for evaluation purposes.

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

As of December 31, 2007, based on the above criteria, the Company had impaired loans totaling $9.8 million (consisting primarily of non-accrual loans). The impairment of these loans is based on the fair value of the underlying collateral for these loans. Based upon such evaluation, $2.7 million has been allocated to the allowance for loan and lease losses for impairment. At December 31, 2007, the Company also had $5.8 million in loans that were rated substandard that were not classified as non-performing or impaired.

There were no additional loans at December 31, 2007, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2007, the historical relationships among the amount of loans outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans charged off and the amount of loan recoveries:

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance of the allowance at the beginning of the year	$13,454	$13,173	$16,638	$16,899	$17,940

Loans charged off:
Commercial*	3,601	1,207	3,872	3,449	4,100
Leases	425	90	478	1,515	0
Home equity and consumer	1,341	1,493	1,923	1,718	1,817
Real estate—mortgage	—	—	—	—	—

Total loans charged off	5,367	2,790	6,273	6,682	5,917

Recoveries:
Commercial	209	728	552	102	637
Leases	2	83	201	43	16
Home equity and consumer	415	531	499	363	350
Real estate—mortgage	—	3	1	10	1

Total Recoveries	626	1,345	1,253	518	1,004

Net charge-offs:	4,741	1,445	5,020	6,164	4,913
Addition related to acquisitions	—	—	—	2,301	872
Provision for loan and lease losses charged to operations	5,976	1,726	1,555	3,602	3,000

Ending balance	$14,689	$13,454	$13,173	$16,638	$16,899

Ratio of net charge-offs to average loans outstanding	0.28%	0.10%	0.41%	0.62%	0.64%
Ratio of allowance at end of year as a percentage of year-end total loans	0.78%	0.85%	1.00%	1.41%	1.98%

*

Includes charge-offs of $3.0 million, $3.4 million and $2.1 million in 2005, 2004 and 2003, respectively, related to the settlement of litigation concerning the commercial lease pools which are further described in Note 14 to the Consolidated Financial Statements.

The ratio of the allowance for loan and lease losses to loans outstanding reflects management's evaluation of the underlying credit risk inherent in the loan portfolio. The determination of the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a quarterly basis.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2007. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans in each category as well as historical trends.

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Commercial	$8,048	$8,327	$8,578	$12,215	$13,042
Leases	2,310	1,589	1,243	1,383	994
Home equity and consumer	2,379	2,591	2,592	2,411	2,117
Real estate—construction	1,680	648	350	146	54
Real estate—mortgage	272	299	410	483	692

	$14,689	$13,454	$13,173	$16,638	$16,899

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

	December 31,
	2007	2006	2005
	(in thousands)
U.S. Treasury and U.S. government agencies	$79,945	$81,635	$195,914
Obligations of states and political subdivisions	81,132	86,193	109,862
Mortgage-backed securities	200,915	219,369	335,081
Equity securities	23,417	22,025	19,067
Other debt securities	17,198	14,125	10,548

	$402,607	$423,347	$670,472

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2007:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$3,000	$34,356	$7,166	$3,930	$48,452
Yield	5.24%	4.56%	4.85%	5.01%	4.68%
Obligations of states and political subdivisions
Amount	4,541	12,029	8,002	1,139	25,711
Yield	5.77%	4.95%	5.50%	5.50%	5.29%
Mortgage-backed securities
Amount	1,506	7,609	31,050	119,901	160,066
Yield	2.62%	4.34%	4.31%	4.67%	4.57%
Other debt securities
Amount	500	4,658	8,613	1,830	15,601
Yield	3.99%	4.84%	4.62%	5.56%	4.77%
Other equity securities
Amount	23,417	—	—	—	23,417
Yield	0.63%	—%	—%	—%	0.63%

Total securities
Amount	$32,964	$58,652	$54,831	$126,800	$273,247
Yield	1.90%	4.63%	4.60%	4.70%	4.33%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2007:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$7,751	$23,742	$—	$—	$31,493
Yield	3.44%	4.12%	—%	—%	3.95%
Obligations of states and political subdivisions
Amount	11,466	14,867	25,820	3,268	55,421
Yield	5.07%	4.75%	5.25%	5.76%	5.11%
Mortgage-backed securities
Amount	1,023	3,643	1,217	34,966	40,849
Yield	3.51%	3.86%	3.89%	4.96%	4.79%
Other debt securities
Amount	—	—	508	1,089	1,597
Yield	—%	—%	5.01%	5.53%	5.36%

Total securities
Amount	$20,240	$42,252	$27,545	$39,323	$129,360
Yield	4.37%	4.32%	5.18%	5.04%	4.73%

Deposits

Total deposits increased from $1.861 billion on December 31, 2006 to $1.987 billion on December 31, 2007, an increase of $126.8 million, or 7%. The major factor driving deposit growth in 2007 was a growth in time deposits, which increased from $502.9 million at December 31, 2006 to $604.2 million at December 31, 2007, an increase of $101.3 million or 20%. The increase resulted from certificate of deposit promotions used to fund loan growth. Total noninterest bearing demand accounts decreased from $303.6 million to $292.0 million, an $11.5 million or 4% decrease. Savings and interest bearing transaction accounts increased from $1.05 billion to $1.09 billion, an increase of $37.0 million or 4%. Total core deposits, which are defined as noninterest bearing deposits and savings and interest-bearing transaction accounts, increased from $1.358 billion on December 31, 2006 to $1.383 billion on December 31, 2007, an increase of $25.5 million or 2%. Total deposits in 2006 increased $62.5 million or 3% from December 31, 2005.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$300,156	—%	$296,853	—%	$308,025	—%
Interest-bearing transaction accounts	749,093	2.92%	708,224	2.66%	695,415	1.68%
Savings	324,573	1.79%	332,821	1.31%	343,219	0.61%
Time deposits	538,376	4.56%	474,693	3.87%	411,704	2.68%

Total	$1,912,198	2.73%	$1,812,591	2.29%	$1,758,363	1.41%

As of December 31, 2007, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$104,957
Over 3 through 6 months	40,201
Over 6 through 12 months	66,594
Over 12 months	27,942

Total	$239,694

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from five sources:

•	Net income.
•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2007, the Company generated $126.8 million in deposit growth.
•	Sales of securities and overnight funds. At year-end 2007, the Company had $273.2 million in securities designated “available for sale.”
•

Overnight credit lines. Lakeland is a member of the Federal Home Loan Bank of New York (FHLB). One membership benefit is that members can borrow overnight funds. Lakeland has lines of credit of up to $200.0 million available for it to borrow from the FHLB subject to collateral requirements. Lakeland had no borrowings against these lines as of December 31, 2007. Lakeland also has overnight federal funds lines available for it to borrow up to $169.0 million. Lakeland borrowed $7 million against these lines as of December 31, 2007.

•

Long term debt. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. For more information, see Note 6 to the consolidated financial statements.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2007:

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$12,930	$1,446	$2,764	$1,988	$6,732
Benefit plan commitments	2,495	147	370	370	1,608
Remaining contractual maturities of time deposits	604,171	528,996	71,706	2,344	1,125
Subordinated debentures	77,322	—	—	—	77,322
Loan commitments	375,807	302,866	34,510	1,683	36,748
Long-term borrowed funds	171,755	30,855	30,900	50,000	60,000
Standby letters of credit	8,647	8,161	486	—	—

Total	$1,253,127	$872,471	$140,736	$56,385	$183,535

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

The following table sets forth the estimated maturity/repricing structure of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2007. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability adjusted for prepayments assuming the interest rate environment prevailing in fourth quarter 2007. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain at the Company regardless of market interest rates. Therefore, 13% of the core interest-bearing deposits, 20% of core savings deposits and 35% of money market deposit accounts are shown as maturing or repricing within three months. The remainder is divided between the “after 1 but within 5 years” column and the “after 5 years” column. Interest-bearing transaction accounts held by states and municipalities are seen to be more sensitive than personal interest-bearing transaction accounts. Therefore, 75% of public interest-bearing transaction accounts are shown as repricing within three months.

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

	Maturing or Repricing
December 31, 2007	Within three months	After 3 months but within 1 year	After 1 but within 5 years	After 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$313,082	$213,395	$933,548	$426,510	$1,886,535
Investment securities	58,749	74,948	186,234	82,676	402,607
Interest-bearing cash accounts	10,351	—	—	—	10,351

Total interest-earning assets	382,182	288,343	1,119,782	509,186	2,299,493

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	304,536	—	302,410	166,590	773,536
Savings accounts	63,534	—	112,949	141,186	317,669
Time deposits	187,015	342,010	74,021	1,125	604,171

Total interest-bearing deposits	555,085	342,010	489,380	308,901	1,695,376

Borrowings:
Fed funds purchased and securities sold under agreements to repurchase	49,294	—	—	—	49,294
Long-term debt	10,405	20,450	110,900	30,000	171,755
Subordinated debentures	—	20,619	30,929	25,774	77,322

Total borrowings	59,699	41,069	141,829	55,774	298,371

Total interest-bearing liabilities	614,784	383,079	631,209	364,675	1,993,747

Interest rate sensitivity gap	$(232,602)	$(94,736)	$488,573	$144,511	$305,746

Cumulative rate sensitivity gap	$(232,602)	$(327,338)	$161,235	$305,746

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

The starting point (or “base case”) for the following table is an estimate of the Company’s net portfolio value at December 31, 2007 using current discount rates, and an estimate of net interest income for 2008 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2007 levels. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points. Rate shocks assume that current interest rates change immediately. The information provided for net interest income for 2008 assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the twelve month period. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

	Net Portfolio Value of Equity at December 31, 2007		Net Interest Income for 2008
Rate Scenario	Amount	Percent Change from Base Case	Amount	Percent Change from Base Case
	(dollars in thousands)
+200 basis points	$246,221	-13.1%	$77,113	-4.0%
Base Case	283,280	—%	80,301	—%
-200 basis points	292,227	3.1%	83,101	3.5%

Capital Resources

Stockholders’ equity increased $12.1 million from $199.5 million at December 31, 2006 to $211.6 million at December 31, 2007, reflecting net income during the year of $18.0 million, cash dividends to stockholders of $8.4 million, other comprehensive income of $1.2 million, and a net change from the exercise of stock options of $511,000. Also contributing to this increase in stockholders’ equity was a cumulative adjustment for adoption of FIN48, “Accounting for Uncertainty in Income Taxes,” of $509,000. For more information, please see Note 9 in the Notes to the Consolidated Financial Statements.

Book value per share (total stockholders’ equity divided by the number of shares outstanding) increased from $8.61 on December 31, 2006 to $9.09 on December 31, 2007 as a result of increased income. Book value per share was $8.24 on December 31, 2005.

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

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2007 and 2006:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
Capital Ratios:	2007	2006	2007	2006	2007	2006
The Company	8.11%	7.51%	10.08%	10.13%	11.08%	10.96%
Lakeland Bank	7.62%	6.85%	9.49%	9.24%	10.28%	10.07%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

The Company improved its capital ratios by the issuance of $20.6 million in subordinated debentures. For more information, see Note 6 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

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

The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF 06-4 effective January 1, 2008. The Company expects that upon implementation it will have a reduction to retained earnings of approximately $546,000.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 but earlier adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157 during the same time period. The Company is currently evaluating the impact the adoption of SFAS No, 159 will have on its consolidated financial statements. The Company did not elect early adoption of SFAS No. 159.

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

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

ITEM 8 - Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(dollars in thousands)
ASSETS
Cash	$46,837	$47,888
Interest-bearing deposits due from banks	10,351	32,076

Total cash and cash equivalents	57,188	79,964
Investment securities available for sale	273,247	280,509
Investment securities held to maturity; fair value of $129,207 in 2007 and $140,564 in 2006	129,360	142,838
Loans, net of deferred fees	1,886,535	1,591,644
Less: allowance for loan and lease losses	14,689	13,454

Net loans	1,871,846	1,578,190
Premises and equipment—net	30,093	32,072
Accrued interest receivable	8,579	8,509
Goodwill	87,111	87,111
Other identifiable intangible assets	3,763	4,942
Bank owned life insurance	38,112	36,774
Other assets	14,472	12,664

TOTAL ASSETS	$2,513,771	$2,263,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$292,029	$303,558
Savings and interest-bearing transaction accounts	1,091,205	1,054,190
Time deposits under $100 thousand	364,477	293,308
Time deposits $100 thousand and over	239,694	209,571

Total deposits	1,987,405	1,860,627
Federal funds purchased and securities sold under agreements to repurchase	49,294	41,061
Long-term debt	171,755	91,710
Subordinated debentures	77,322	56,703
Other liabilities	16,396	13,972

TOTAL LIABILITIES	2,302,172	2,064,073

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 24,740,564 at December 31, 2007 and 24,741,636 at December 31, 2006; outstanding shares, 23,281,015 at December 31, 2007 and 23,160,188 at December 31, 2006	258,037	242,661
Accumulated Deficit	(24,465)	(17,526)
Treasury stock, at cost, 1,459,549 in 2007 and 1,581,448 in 2006	(20,140)	(22,565)
Accumulated other comprehensive loss	(1,833)	(3,070)

TOTAL STOCKHOLDERS’ EQUITY	211,599	199,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,513,771	$2,263,573

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans and fees	$117,039	$94,909	$76,388
Federal funds sold and interest-bearing deposits with banks	1,644	1,060	764
Taxable investment securities	14,669	20,115	23,027
Tax-exempt investment securities	3,026	3,724	3,660

TOTAL INTEREST INCOME	136,378	119,808	103,839

INTEREST EXPENSE
Deposits	52,274	41,546	24,832
Federal funds purchased and securities sold under agreements to repurchase	2,303	4,297	3,026
Long-term debt	10,073	7,261	5,774

TOTAL INTEREST EXPENSE	64,650	53,104	33,632

NET INTEREST INCOME	71,728	66,704	70,207
Provision for loan and lease losses	5,976	1,726	1,555

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	65,752	64,978	68,652
NONINTEREST INCOME
Service charges on deposit accounts	10,630	10,792	9,633
Commissions and fees	3,096	3,595	3,074
Gains (losses) on the sales of investment securities	1,769	(2,995)	(583)
Income on bank owned life insurance	1,305	1,237	1,210
Other income	1,827	1,551	1,211

TOTAL NONINTEREST INCOME	18,627	14,180	14,545

NONINTEREST EXPENSE
Salaries and employee benefits	32,864	30,839	28,511
Net occupancy expense	5,877	5,386	5,416
Furniture and equipment	4,856	4,657	4,453
Stationery, supplies and postage	1,627	1,631	1,806
Marketing expense	1,825	1,573	1,625
Core deposit intangible amortization	1,180	1,196	1,212
Other expenses	9,961	9,439	10,369

TOTAL NONINTEREST EXPENSE	58,190	54,721	53,392

Income before provision for income taxes	26,189	24,437	29,805
Provision for income taxes	8,201	7,460	9,584

NET INCOME	$17,988	$16,977	$20,221

PER SHARE OF COMMON STOCK:
Basic	$0.78	$0.73	$0.86

Diluted	$0.77	$0.73	$0.85

Cash dividends	$0.38	$0.37	$0.35

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Years Ended December 31,
	2007	2006	2005
	(in thousands)
NET INCOME	$17,988	$16,977	$20,221

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	2,401	247	(5,587)
Less: reclassification for gains (losses) included in net income	1,203	(2,073)	(396)
Change in pension liabilities, net	39	(345)	—

Other Comprehensive Income (Loss)	1,237	1,975	(5,191)

TOTAL COMPREHENSIVE INCOME	$19,225	$18,952	$15,030

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2007, 2006 and 2005

	Common stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2004	21,374,570	$208,933	$(3,847)	$(10,878)	$340	$194,548
Net Income 2005			20,221			20,221
Other comprehensive loss, net of tax					(5,191)	(5,191)
Exercise of stock options		(192)		800		608
Stock dividend	1,067,767	17,581	(17,581)			—
Cash dividends			(8,307)		—	(8,307)
Purchase of treasury stock				(10,098)		(10,098)

BALANCE DECEMBER 31, 2005	22,442,337	226,322	(9,514)	(20,176)	(4,851)	191,781
Net Income 2006			16,977			16,977
Other comprehensive income, net of tax and reclassification adjustments					1,975	1,975
Adjustments to initially adopt SFAS No. 158:
Prior service cost (net of tax benefit)					(56)	(56)
Net gains (losses) (net of tax benefit)					(138)	(138)
Exercise of stock options		(133)		755		622
Stock dividend	1,121,126	16,472	(16,472)			—
Cash dividends			(8,517)			(8,517)
Purchase of treasury stock				(3,144)		(3,144)

BALANCE DECEMBER 31, 2006	23,563,463	242,661	(17,526)	(22,565)	(3,070)	199,500
Cumulative adjustment for adoption for FIN 48			509			509

Balance JANUARY 1, 2007, as revised	23,563,463	242,661	(17,017)	(22,565)	(3,070)	200,009
Net Income 2007			17,988			17,988
Other comprehensive income, net of tax and reclassification adjustments					1,237	1,237
Stock based compensation		260				260
Issuance of stock for restricted stock awards		(966)		966		—
Issuance of stock to dividend reinvestment plan		(94)	(464)	558		—
Exercise of stock options, net of excess tax benefits		(401)		912		511
Repurchase of stock in recission offer				(11)		(11)
Stock dividend	1,177,101	16,577	(16,577)			—
Cash dividends			(8,395)			(8,395)

BALANCE DECEMBER 31, 2007	24,740,564	$258,037	$(24,465)	$(20,140)	$(1,833)	211,599

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,988	$16,977	$20,221
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,000	594	1,281
Depreciation and amortization	3,614	3,512	3,532
Amortization of intangible assets	1,180	1,196	1,212
Provision for loan and lease losses	5,976	1,726	1,555
Share based compensation	260	—	—
(Gains) losses on sales of securities	(1,769)	2,995	583
Gain on sale of branch	(319)	(361)	—
Deferred income tax (benefit)	(2,173)	(740)	1,524
Increase in other assets	(1,784)	(641)	(1,851)
Increase in other liabilities	2,993	2,084	1,428

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,966	27,342	29,485

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	58,405	86,977	122,326
Held to maturity	28,098	29,910	32,326
Proceeds from sales of securities:
Available for sale	2,438	178,124	80,380
Held to maturity	—	—	715
Purchase of securities:
Available for sale	(50,152)	(29,908)	(146,359)
Held to maturity	(14,841)	(18,378)	(25,058)
Net increase in loans	(300,153)	(280,137)	(141,340)
Proceeds from sale of branch, net	—	(7,326)	—
Proceeds from dispositions of premises and equipment	995	51	135
Capital expenditures	(2,312)	(3,400)	(4,345)
Net decrease in other real estate owned	—	—	650

NET CASH USED IN INVESTING ACTIVITIES	(277,522)	(44,087)	(80,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	126,778	70,459	71,356
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	8,233	(62,138)	(7,631)
Proceeds from long-term debt	120,900	50,000	10,000
Repayments of long-term debt	(40,855)	(3,351)	(7,227)
Proceeds from issuance of subordinated debentures	20,619	—	—
Purchase of treasury stock	(11)	(3,144)	(10,098)
Exercise of stock options	408	519	461
Excess tax benefits	103	66	—
Dividends paid	(8,395)	(8,517)	(8,307)

NET CASH PROVIDED BY FINANCING ACTIVITIES	227,780	43,894	48,554

Net increase (decrease) in cash and cash equivalents	(22,776)	27,149	(2,531)
Cash and cash equivalents, beginning of year	79,964	52,815	55,346

CASH AND CASH EQUIVALENTS, END OF YEAR	$57,188	$79,964	$52,815

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

Lakeland operates as a commercial bank offering a wide variety of commercial loans and leases and, to a lesser degree, consumer credits. Its primary strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in its principal markets. Lakeland funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, it originates residential mortgage loans, and services such loans which are owned by other investors. Lakeland also has a leasing division which provides equipment lease financing primarily to small and medium sized business clients and an asset based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers.

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

The Company has one operating segment and accordingly one reportable segment, “Community Banking.” All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of Lakeland to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. The situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

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

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2007 and 2006, Lakeland was servicing approximately $15.6 million and $15.4 million, respectively, of loans for others.

The Company accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” as amended by SFAS No. 156. The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained in accordance with SFAS No. 156 as discussed below. The Company records mortgage servicing rights and the loans based on relative fair values at the date of origination.

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

In March 2006, the FASB issued SFAS No 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” (SFAS No. 156). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS No. 156 is effective for a company’s first fiscal year beginning after September 15, 2006. The Company adopted SFAS No. 156 effective January 1, 2007. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Restrictions On Cash And Due From Banks

Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account. The amounts of those reserves and cash balances at December 31, 2007 and 2006 were approximately $3.3 million and $2.6 million, respectively.

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

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R),” as of December 31, 2006. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. The Company adopted SFAS No. 158 on December 31, 2006 for the Director’s Retirement Plan and recorded a liability of $299,000, a deferred tax asset of $105,000 and an other comprehensive loss of $194,000 upon adoption. As an additional provision of SFAS No. 158, the measurement date, the date at which plan assets and benefit obligations are measured, must be a company’s fiscal year end as of December 31, 2008.

Stock-Based Compensation

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized 2,257,369 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company has no option or restricted stock awards with market or performance conditions attached to them. The Company generally issues shares for option exercises from its treasury stock. The Company’s stock-based employee compensation plans are more fully described in Note 13.

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

On May 13, 2005, the Company accelerated the vesting of 508,002 stock options, representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on May 13, 2005. The Company’s decision to accelerate the vesting of these options was part of a review by the Board of Directors of the Company’s incentive compensation program and upcoming changes in the accounting for stock options. Compensation expense that would have been recorded absent the accelerated vesting was approximately $2.1 million net of taxes, $455,000 of which would have been recorded in 2007. In December 2005, the Company granted options to purchase 172,523 shares of common stock to key employees at an exercise price of $14.23 per share. These options vested immediately. Compensation expense that would have been recorded net of taxes was approximately $774,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition method to stock-based employee compensation (in thousands, except per share amounts).

Years Ended December 31,
2005
Net income, as reported	$20,221
Deduct: Stock-based compensation costs determined under fair value based method for all awards	2,888

Pro forma net income	$17,333

Earnings per share:
Basic, as reported	$0.86
Basic, pro forma	$0.73

Diluted, as reported	$0.85
Diluted, pro forma	$0.72

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $8.5 million, $10.6 million and $7.8 million in 2007, 2006 and 2005, respectively. Cash paid for interest was $64.7 million, $51.9 million and $32.6 million in 2007, 2006 and 2005, respectively.

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

	Year ended December 31, 2007
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$3,687	$(1,286)	$2,401
Less reclassification adjustment for net gains realized in net income	1,769	(566)	1,203

Net unrealized gains on available for sale securities	1,918	(720)	1,198
Change in pension liabilities	60	(21)	39

Other comprehensive income, net	$1,978	$(741)	$1,237

	Year ended December 31, 2006
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized holding gains arising during period	$378	$(131)	$247
Less reclassification adjustment for net losses realized in net income	(2,995)	922	(2,073)

Net unrealized gains on available for sale securities	3,373	(1,053)	2,320
Change in pension liabilities	(530)	185	(345)

Other comprehensive income, net	2,843	(868)	1,975

	Year ended December 31, 2005
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(8,503)	$2,916	$(5,587)
Less reclassification adjustment for net losses realized in net income	(583)	187	(396)

Other comprehensive loss, net	$(7,920)	$2,729	$(5,191)

Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The Company tests goodwill for impairment annually at the reporting unit level using various market valuation methodologies. The Company has tested the goodwill and other identifiable intangible assets as of December 31, 2007 and has determined that they are not impaired.

Goodwill and core deposit intangible resulting from the Newton and CSB acquisitions totaled $84.9 million and $7.9 million, respectively, and is included in goodwill and other identifiable intangible assets. Total goodwill was $87.1 million at December 31, 2007 and 2006. Core deposit intangible was $3.8 million and $4.9 million at December 31, 2007 and 2006, respectively. Amortization expense of core deposit intangible was $1.2 million for each of the years ended December 31, 2007, 2006 and 2005.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is owner and beneficiary of the policies. At December 31, 2007 and 2006, Lakeland had $38.1 million and $36.8 million, respectively, in BOLI. Income earned on BOLI was $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (”EITF 06-4”) which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.

The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF 06-4 effective January 1, 2008. The Company expects that upon implementation it will have a reduction to retained earnings of approximately $546,000.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of this adoption the company recorded a credit to its retained earnings of $509,000. For more information see Note 9 of these Consolidated Financial Statements.

Variable Interest Entities

Management has determined that Lakeland Bancorp Capital Trust I, Lakeland Bancorp Capital Trust II, Lakeland Bancorp Capital Trust III and Lakeland Bancorp Capital Trust IV (collectively, “the Trusts”) qualify as variable interest entities under FIN 46. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 but earlier adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157 during the same time period. The Company is currently evaluating the impact the adoption of SFAS No, 159 will have on its consolidated financial statements. The Company did not elect early adoption of SFAS No. 159.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2007 presentation.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

AVAILABLE FOR SALE

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)				(in thousands)
U.S. government agencies	$48,314	$289	$(151)	$48,452	$43,346	$—	$(967)	$42,379
Mortgage-backed securities	161,520	307	(1,761)	160,066	179,734	7	(5,365)	174,376
Obligations of states and political subdivisions	25,550	199	(38)	25,711	29,183	166	(139)	29,210
Other debt securities	17,124	—	(1,523)	15,601	13,128	35	(644)	12,519
Equity securities	22,856	921	(360)	23,417	19,153	3,007	(135)	22,025

	$275,364	$1,716	$(3,833)	$273,247	$284,544	$3,215	$(7,250)	$280,509

HELD TO MATURITY

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)				(in thousands)
U.S. government agencies	$31,493	$151	$(13)	$31,631	$39,256	$—	$(808)	$38,448
Mortgage-backed securities	40,849	73	(338)	40,584	44,993	7	(1,008)	43,992
Obligations of states and political subdivisions	55,421	200	(158)	55,463	56,983	125	(550)	56,558
Other debt securities	1,597	—	(68)	1,529	1,606	—	(40)	1,566

	$129,360	$424	$(577)	$129,207	$142,838	$132	$(2,406)	$140,564

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$8,008	$8,041	$19,217	$19,193
Due after one year through five years	50,946	51,043	38,609	38,729
Due after five years through ten years	24,982	23,781	26,328	26,371
Due after ten years	7,052	6,899	4,357	4,330

	90,988	89,764	88,511	88,623
Mortgage-backed securities	161,520	160,066	40,849	40,584
Equity securities	22,856	23,417	—	—

Total securities	$275,364	$273,247	$129,360	$129,207

The following table shows proceeds from sales of securities, gross gains on sales of securities and gross losses on sales of securities for the periods indicated:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Sale proceeds	$2,438	$178,124	$81,095
Gross gains	1,769	1,204	343
Gross losses	—	(4,199)	(926)

In 2005, the Company sold approximately $715,000 in investment securities classified as held to maturity for a gain of $23,000 because over 85% of the original principal acquired on these securities had been paid by the sale date.

Securities with a carrying value of approximately $282.0 million and $332.8 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	Less than 12 months		12 months or longer			Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
December 31, 2007

AVAILABLE FOR SALE

U.S. government agencies	$4,988	$8	$23,848	$143	8	$28,836	$151
Mortgage-backed securities	15,570	74	112,344	1,686	86	127,914	1,760
Obligations of states and political subdivisions	474	2	4,931	36	11	5,405	38
Other debt securities	6,389	86	9,212	1,437	8	15,601	1,523
Equity securities	782	130	8,543	231	6	9,325	361

	$28,203	$300	$158,878	$3,533	119	$187,081	$3,833

HELD TO MATURITY

U.S. government agencies	$0	$0	7,739	$13	5	$7,739	$13
Mortgage-backed securities	4,836	15	28,402	323	24	33,238	338
Obligations of states and political subdivisions	10,920	44	14,370	114	62	25,290	158
Other debt securities	542	1	986	67	3	1,528	68

	$16,298	$60	$51,497	$517	94	$67,795	$577

	Less than 12 months		12 months or longer			Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
December 31, 2006

AVAILABLE FOR SALE

U.S. government agencies	$0	$0	$39,382	$967	12	$39,382	$967
Mortgage-backed securities	17,557	190	152,883	5,175	97	170,440	5,365
Obligations of states and political subdivisions	2,155	18	12,680	121	31	14,835	139
Other debt securities	5,032	22	5,548	622	5	10,580	644
Equity securities	—	—	8,291	135	3	8,291	135

	$24,744	$230	$218,784	$7,020	148	$243,528	$7,250

HELD TO MATURITY

U.S. government agencies	$983	$16	37,465	$792	16	$38,448	$808
Mortgage-backed securities	5,508	48	38,090	960	27	43,598	1,008
Obligations of states and political subdivisions	11,181	22	30,729	528	106	41,910	550
Other debt securities	0	0	1,566	40	3	1,566	40

	$17,672	$86	$107,850	$2,320	152	$125,522	$2,406

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

NOTE 3 - LOANS

	December 31,
	2007	2006
	(in thousands)
Commercial	$821,621	$714,496
Leases	355,644	196,518
Real estate-mortgage	301,798	272,102
Real estate-construction	91,706	87,562
Home Equity and Consumer	310,359	315,038

Total loans	1,881,128	1,585,716
Plus deferred costs	5,407	5,928

Loans net of deferred fees	$1,886,535	$1,591,644

The maturities of minimum lease receivables are as follows (in thousands):

2008	$11,687
2009	37,492
2010	76,576
2011	104,143
2012	95,295
2013 and therafter	30,451

$355,644

Changes in the allowance for loan and lease losses are as follows:

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$13,454	$13,173	$16,638
Provision for loan and lease losses	5,976	1,726	1,555
Addition related to acquisitions	—	—	—
Loans charged off	(5,367)	(2,790)	(6,273)
Recoveries	626	1,345	1,253

Balance at end of year	$14,689	$13,454	$13,173

The balance of impaired loans was $9.8 million and $4.1 million at December 31, 2007 and 2006, respectively. Lakeland identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans was $2.7 million and $1.4 million at December 31, 2007 and 2006, respectively. The average recorded investment on impaired loans was $7.0 million, $3.7 million and $8.2 million during 2007, 2006 and 2005, respectively, and the income recognized, primarily on the cash basis, on impaired loans was $154,000, $315,000 and $323,000 during 2007, 2006 and 2005, respectively. Interest which would have been accrued on impaired loans during 2007, 2006 and 2005 was $720,000, $299,000 and $661,000, respectively. Lakeland’s policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. Lakeland recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Lakeland; if these factors do not exist, Lakeland will not recognize income until all loan principal has been recovered.

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

	December 31,
	2007	2006	2005
	(in thousands)
Loans past due 90 days or more and still accruing	$667	$876	$5,127

Non-accrual loans	$10,159	$4,437	$3,907

The impact of the above non-performing loans on interest income is as follows:

December 31,	2007	2006	2005
	(in thousands)
Interest income if performing in accordance with original terms	$720	$299	$661
Interest income actually recorded	154	315	323

	$566	($16)	$338

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms as those prevailing for comparable transactions with other borrowers. These loans at December 31, 2007, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. At December 31, 2007, loans to these related parties amounted to $20.0 million. There were new loans of $10.7 million to related parties and repayments of $21.1 million from related parties in 2007.

NOTE 4 - PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2007	2006
		(in thousands)
Land	Indefinite	$5,443	$5,604
Buildings and building improvements	10 to 50 years	29,155	30,079
Leasehold improvements	10 to 25 years	2,275	1,976
Furniture, fixtures and equipment	2 to 30 years	25,322	23,280

		62,195	60,939
Less accumulated depreciation and amortization		32,102	28,867

		$30,093	$32,072

NOTE 5 - DEPOSITS

At December 31, 2007, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2008	$528,996
2009	69,073
2010	2,633
2011	2,191
2012	153
Thereafter	1,125

$604,171

NOTE 6 - Debt

Lines of Credit

As of December 31, 2007, the Company had approved lines of credit with the Federal Home Loan Bank (FHLB) of New York of up to $200.0 million. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2007, there were no overnight borrowings against these lines. As of December 31, 2007, the Company also had overnight federal funds lines available for it to borrow $169.0 million. The Company had borrowed $7.0 million against these lines as of December 31, 2007.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Borrowed money at December 31, 2007 and 2006 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

	2007	2006	2005
	(in thousands)
Federal funds purchased:
Balance at December 31	$7,000	$—	$36,275
Interest rate at December 31	4.00%	—%	4.32%
Maximum amount outstanding at any month-end during the year	$60,800	$95,150	$80,825
Average amount outstanding during the year	$8,276	$32,614	$15,233
Weighted average interest rate during the year	5.28%	5.07%	3.08%

	2007	2006	2005
	(in thousands)
Securities sold under agreements to repurchase:
Balance at December 31	$42,294	$41,061	$66,294
Interest rate at December 31	3.39%	4.19%	3.79%
Maximum amount outstanding at any month-end during the year	$54,602	$74,336	$111,737
Average amount outstanding during the year	$46,431	$59,866	$80,206
Weighted average interest rate during the year	4.02%	4.42%	3.19%

Long-Term Debt

FHLB Debt

At December 31, 2007, advances from the FHLB totaling $141.8 million will mature within one to ten years and are reported as long-term borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 4.67%.

Outstanding borrowings mature as follows (in thousands):

2008	$30,855
2009	10,000
2010	20,900
2011	10,000
2012	40,000
Thereafter	30,000

$141,755

Long-term Securities Sold Under Agreements to Repurchase

At December 31, 2007, long-term securities sold under agreements to repurchase of $30.0 million have final maturities between seven and 10 years and are reported as long-term borrowings. These securities can be called starting in 2009. These advances are collateralized by certain securities. The advances had a weighted average interest rate of 4.81%. These borrowings have rates that can reset quarterly.

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

On December 15, 2003, the Company issued $25.8 million of junior subordinated debentures due January 7, 2034 to Lakeland Bancorp Capital Trust III, a Delaware business trust. The distribution rate on these securities is 7.535% for 10 years and float at LIBOR plus 285 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 25,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $25.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after January 7, 2009, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2034.

On June 18, 2003, the Company issued $10.3 million of junior subordinated debentures due July 7, 2033 to Lakeland Bancorp Capital Trust I, a Delaware business trust. The distribution rate on these securities is 6.20% for 7 years and float at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 10,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $10.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after July 7, 2010, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

On June 18, 2003, the Company also issued $20.6 million of junior subordinated debentures due June 30, 2033 to Lakeland Bancorp Capital Trust II, a Delaware business trust. The distribution rate on these securities is 5.71% for 5 years and float at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company's obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after June 30, 2008, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

NOTE 7 - STOCKHOLDERS’ EQUITY

On October 16, 2007, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on November 16, 2007.

On August 16, 2007, the Company announced a stock repurchase program for the purchase of up to 525,000 shares of the Company’s common stock over the next year. The Company has purchased no shares of its common stock under this repurchase program.

On July 12, 2006, the Company announced a stock repurchase program for the purchase of up to 525,000 shares of the Company’s common stock over the next year. The Company purchased no shares of its common stock under this repurchase program. This program expired in July 2007.

On July 12, 2006, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on August 16, 2006.

On June 10, 2005, the Company announced a stock repurchase program for the purchase of up to 868,218 shares of the Company’s common stock over the next year. During 2005, the Company purchased 442,214 shares of its outstanding common stock in the 2005 plan at an average price of $13.77 per share for an aggregate cost of $6.1 million. During 2006, the Company purchased 231,689 shares of its common stock in the 2005 plan at an average price of $13.57 per share for an aggregate cost of $3.1 million. In July 2006, the 2005 plan expired and was replaced by the 2006 plan.

On July 13, 2005, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on August 15, 2005.

NOTE 8 - SHAREHOLDER PROTECTION RIGHTS PLAN

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

NOTE 9 - INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current tax provision	$10,374	$8,200	$8,060
Deferred tax provision (benefit)	(2,173)	(740)	1,524

Total provision for income taxes	$8,201	$7,460	$9,584

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Federal income tax, at statutory rates	$9,166	$8,553	$10,432
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,614)	(1,781)	(1,730)
State income tax, net of federal income tax effect	591	704	823
Other, net	58	(16)	59

Provision for income taxes	$8,201	$7,460	$9,584

The net deferred tax asset consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$6,237	$5,736
Valuation reserves for land held for sale and other real estate	679	679
Non-accrued interest	515	292
Depreciation	283	164
Deferred compensation	1,266	1,140
Capital loss carryforwards	541	—
Unfunded pension benefits	269	290
Unrealized loss on securities available for sale	784	1,504
Other, net	285	6

Deferred tax assets	10,859	9,811

Deferred tax liabilities:
Core deposit intangible from acquired companies	1,597	2,030
Deferred loan costs	1,032	1,161
Prepaid expenses	288	290
Deferred gain on securities	194	—
Fair market value adjustments	115	131
Other	566	563

Deferred tax liabilities	3,792	4,175

Net deferred tax assets, included in other assets	$7,067	$5,636

The Company adopted the provisions of FIN 48, on January 1, 2007. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $509,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$902
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	225
Reductions for tax positions resulting from lapse of statute of limitations	(60)
Settlements	(113)

Balance at December 31, 2007	$954

The amount of unrecognized tax benefits as of December 31, 2007, was $449,000, all of which, if ultimately recognized, would reduce the Company’s annual effective tax rate.

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal or state and local examinations by tax authorities for the years before 2003.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $169,000 and $158,000 for the payment of interest and penalties at January 1, 2007 and December 31, 2007, respectively.

NOTE 10 - EARNINGS PER SHARE

The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	Year ended December 31, 2007
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$17,988	23,187	$0.78
Effect of dilutive securities
Stock Options	—	98	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$17,988	23,285	$0.77

Options to purchase 902,205 shares of common stock at a weighted average of $14.11 per share were outstanding during 2007. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price during the period.

	Year ended December 31, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$16,977	23,141	$0.73
Effect of dilutive securities
Stock Options	—	151	(0.00)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$16,977	23,292	$0.73

Options to purchase 562,475 shares of common stock and 37,829 shares of restricted stock at a weighted average of $14.66 and $13.95 per share, respectively, were outstanding during 2006. These options and restricted stock were not included in the computation of diluted earnings per share because the option exercise price and the grant-date price were greater than the average market price during the period.

	Year ended December 31, 2005
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$20,221	23,637	$0.86
Effect of dilutive securities
Stock Options	—	178	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$20,221	23,815	$0.85

Options to purchase 574,955 shares of common stock at a weighted average of $14.66 per share were outstanding during 2005. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NOTE 11 - EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $675,000 for 2007, $743,000 for 2006 and $755,000 for 2005.

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

Former CEO Retirement Benefits

Metropolitan State Bank entered into an agreement in January 1997 with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a fifteen year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period as well as certain retiree medical benefits. During 2007, 2006 and 2005, $10,000, $11,000 and $9,000, respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401K plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 40% of the employee’s contributions. The Company’s contributions in 2007, 2006 and 2005 totaled $397,000, $361,000 and $321,000, respectively.

Pension Plan

Newton had a defined benefit pension plan. As of March 31, 2004, Newton’s Board of Directors elected to freeze the benefits of the pension plan. All participants of the plan ceased accruing benefits as of that date.

The investment policy and strategy of the Plan and its advisors includes target portfolio allocations of approximately 60% in equities and 40% in debt securities. Based on historical performance, the Plan assumes that the long term equity securities have earned a rate of return of approximately 10% and fixed income securities have earned a return of between 1% and 5%. The composition of plan assets at December 31, 2007 was as follows:

Asset Category
Equity securities	52%
Debt securities	20%
Other securities	28%

The accumulated benefit obligation as of December 31, 2007 and 2006, is as follows:

(in thousands)	2007	2006
Accumulated postretirement benefit obligation	$1,576	$1,500
Interest Cost	98	95
Actuarial loss	126	286
Estimated benefit payments	(77)	(305)

Total accumulated postretirement benefit obligation	1,723	1,576

Fair value of plan assets beginning of period	1,176	1,360
Return on plan assets	91	121
Benefits paid	(77)	(305)
Contribution	100	0

Fair value of plan assets at end of year	1,290	1,176

Funded status	(433)	(400)
Unrecognized net actuarial loss	0	530

Prepaid benefit	$(433)	$130

Accumulated benefit obligation	$1,723	$1,576

The components of net periodic pension cost are as follows:

(in thousands)	2007	2006
Amortization of actuarial loss	$31	$25
Interest cost on APBO	98	95
Expected return on plan assets	(85)	(87)

Net periodic postretirement cost	$44	$33

The benefits expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

2008	$43
2009	46
2010	56
2011	55
2012	56
2013 - 2017	535

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

	2007	2006
Discounted rate	5.75%	6.00%
Expected return on plan assets	7.25%	7.25%
Rate of compensation	0.00%	0.00%

Employee Stock Ownership Plan

NBSC had an Employee Stock Ownership Plan (“ESOP”). No contributions have been made to this plan for the years ended December 31, 2007, 2006 and 2005.

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

The components of net periodic postretirement benefit cost are as follows:

(in thousands)	2005
Service cost, benefits attributed to employee service during the year	$62
Interest cost on APBO	41
Amortization of prior service cost	26
Amortization of transition obligation	6
Amortization of gains	(9)

Net periodic postretirement cost before accounting for settlement and curtailment	$126
Curtailment gain	(675)
Settlement gain	(197)

Net periodic postretirement benefit cost	($746)

Because the Company terminated the postretirement benefit plan, there will be no contribution in 2008.

The discount rate used to determine the Company’s APBO was 6.0% for 2005.

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2007, 2006 and 2005, $0, $12,000 and $25,000, respectively, was charged to operations related to these obligations. As of December 31, 2007 and 2006, the accrued liability for these plans was $181,000 and $190,000, respectively.

Supplemental Executive Retirement Plan

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its Chief Executive Officer that provides annual retirement benefits of $150,000 a year for a 15 year period when the Chief Executive Officer reaches the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies purchased in 2003. In 2007, 2006 and 2005, the Company expensed $283,000, $355,000 and $331,000, respectively, for this plan.

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

	December 31,
	2007	2006
	(in thousands)
Actuarial present value of benefit obligation
Vested	$694	$594
Nonvested	76	56

Accumulated benefit obligation	$770	$650

Accrued plan cost included in other liabilities	$1,025	$833

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial loss	$161	$86
Unrecognized prior service cost	—	213

Amounts not recognized as a component of net postretirement benefit cost	$161	$299

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$19	$24	$21
Interest cost	59	47	48
Amortization of prior service cost	54	46	47

	$132	$117	$116

A discount rate of 5.75% and 6.00% was assumed in the plan valuation for 2007 and 2006, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2008	$99
2009	63
2010	80
2011	62
2012	66
2013 - 2017	370

The Company expects its contribution to the director’s retirement plan to be $99,000 in 2008.

On December 31, 2006, the Company adopted SFAS No. 158 and recorded a liability of $299,000 to recognize the underfunded status of the Director’s Retirement Plan. It also recorded a deferred tax asset of $105,000 and an other comprehensive loss of $194,000.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2008 is $40,000.

NOTE 13 - STOCK-BASED COMPENSATION

Employee Stock Option Plans

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized 2,257,369 shares of common stock of the Company.

During 2007 the Company granted options to purchase 26,250 shares to a new non-employee director of the Company at an exercise price of $11.43 per share. The director’s options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. As of December 31, 2007 and 2006, 261,829 and 285,721 options granted to directors were outstanding, respectively.

During 2005, the Company granted options to purchase 172,523 shares of common stock to key employees at an exercise price of $14.23 per share. These options vested immediately. As of December 31, 2007 and 2006, outstanding options to purchase common stock granted to key employees were 846,331 and 854,325, respectively.

On May 13, 2005, the Company accelerated 508,002 stock options representing all unvested stock options on such date which had exercise prices in excess of the market value of the Company’s common stock on that date.

In addition to the 2000 Equity Compensation program, the Company has assumed the outstanding options granted under three employee stock option plans established by High Point (the High Point Plans). As of December 31, 2007 and 2006, 0 and 1,689 options, respectively, were outstanding under the High Point Plans. The Company has also assumed outstanding options granted under Newton Financial Corp.’s 1999 Stock Option Plan (the Newton Plan). As of December 31, 2007 and 2006, 48,080 and 55,894 options, respectively, were outstanding under the Newton Plan.

On December 13, 2006, the Company granted 37,829 shares of restricted stock at a market value of $13.95. On December 12, 2007, the Company granted 28,520 shares of restricted stock at a market value of $11.91. These shares typically vest over a four year period beginning one year after the grant date.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits of $115,000 and $66,000 for the years 2007 and 2006, respectively, classified as a financing cash inflow would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).

For the years ended December 31, 2007 and 2005, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2005
Risk-free interest rates	4.63%	4.28%
Expected dividend yield	2.50%	2.00%
Expected volatility	25.00%	30.00%
Expected lives (years)	6.00	7.00

Weighted average fair value of options granted	$2.87	$4.29

There were no options granted in 2006.

A summary of the status of the Company’s option plans as of December 31, 2007 and the changes during the year ending on that date is represented below.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	1,197,630	$12.44		$2,383
Issued	26,250	11.43
Exercised	(61,466)	6.64
Forfeited	(6,174)	14.45

Outstanding, end of year	1,156,240	$12.71	5.47	$978

Options exercisable at year-end	1,135,240		5.39	$975

A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2007 and changes for the year then ended is presented below.

Non-vested Options	Shares	Weighted- Average Grant-date Fair Value
Non-vested, January 1, 2007	0
Granted	26,250
Vested	(5,250)

Nonvested, December 31, 2007	21,000	$2.87

As of December 31, 2007, there was $54,000 of unrecognized compensation expense related to non-vested stock options under the 2000 Equity Compensation Program.

The aggregate intrinsic value of options exercised in 2007, 2006 and 2005 were $348,000, $363,000 and $749,000, respectively. Exercise of stock options during 2007, 2006 and 2005 resulted in cash receipts of $408,000, $519,000 and $624,000, respectively. The total fair value of options that vested in 2007 and 2005 were $15,000 and $3.0 million, respectively. No options vested in 2006.

Information regarding the Company’s restricted stock for the year ended December 31, 2007 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2007	37,829	$13.95
Granted	28,520	11.91
Vested	(17,135)	13.95
Forfeited	(791)	13.95

Outstanding, December 31, 2007	48,423	$12.75

The total fair value of the restricted stock vested during the 12 months ended December 31, 2007 was approximately $240,000 which equaled the compensation expense recognized for restricted stock in 2007. There was approximately $617,000 in unrecognized compensation expense related to restricted stock as of December 31, 2007.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rentals under long-term operating leases amounted to approximately $1,343,000, $1,197,000 and $1,186,000 for the years ended December 31, 2007, 2006 and 2005, respectively, including rent expense to related parties of $205,000, in 2007 and $197,000 in 2006 and 2005. At December 31, 2007, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2024 are as follows (in thousands):

Year
2008	$1,446
2009	1,472
2010	1,292
2011	1,109
2012	879
Thereafter	6,732

$12,930

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

NOTE 15 -	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2007	2006
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$375,807	$385,789
Standby letters of credit and financial guarantees written	8,647	9,754

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2007 and 2006 varies based on Lakeland’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2007 is $8.6 million and they expire through 2009. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that the Company obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2007, the Company had $375.8 million in loan commitments, with $302.9 million maturing within one year, $34.5 million maturing after one year but within three years, $1.7 million maturing after three years but within five years, and $36.7 million maturing after five years. As of December 31, 2007, the Company had $8.6 million in standby letters of credit, with $8.2 million maturing within one year and $486,000 maturing after one year but within three years.

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

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2007 and 2006 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 2007 and 2006 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$57,188	$57,188	$79,964	$79,964
Investment securities available for sale	273,247	273,247	280,509	280,509
Investment securities held to maturity	129,360	129,207	142,838	140,564
Loans	1,886,535	1,875,839	1,591,644	1,580,644

Financial Liabilities:
Deposits	1,987,405	1,988,508	$1,860,627	1,858,196
Federal funds purchased and securities sold under agreements to repurchase	49,294	49,294	41,061	41,061
Long-term debt	171,755	175,422	91,710	91,638
Subordinated debentures	77,322	77,322	56,703	51,483
Commitments:
Standby letters of credit	—	7	—	27

NOTE 17 - REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $172.9 million was available for payment of dividends from Lakeland to the Company as of December 31, 2007.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank of New York and the FDIC categorized the Company and Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2007 and 2006, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2007
Total capital (to risk-weighted assets)
Company	$212,741	11.08%	≥	$153,601	≥	8.00%		N/A		N/A
Lakeland	196,766	10.28		153,073		8.00	≥	$191,341	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$193,588	10.08%	≥	$76,801	≥	4.00%		N/A		N/A
Lakeland	181,497	9.49		76,536		4.00	≥	$114,804	≥	6.00%

Tier 1 capital (to average assets)
Company	$193,588	8.11%	≥	$95,494	≥	4.00%		N/A		N/A
Lakeland	181,497	7.62		95,227		4.00	≥	$119,034	≥	5.00%

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2006
Total capital (to risk-weighted assets)
Company	$178,856	10.96%	≥	$130,597	≥	8.00%		N/A		N/A
Lakeland	163,867	10.07		130,183		8.00	≥	$162,729	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$165,402	10.13%	≥	$65,299	≥	4.00%		N/A		N/A
Lakeland	150,413	9.24		65,092		4.00	≥	$97,637	≥	6.00%

Tier 1 capital (to average assets)
Company	$165,402	7.51%	≥	$88,089	≥	4.00%		N/A		N/A
Lakeland	150,413	6.85		87,866		4.00	≥	$109,832	≥	5.00%

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Total interest income	$32,107	$32,960	$35,288	$36,023
Total interest expense	15,018	15,415	17,095	17,122

Net interest income	17,089	17,545	18,193	18,901
Provision for loan and lease losses	602	671	789	3,914
Noninterest income	4,221	4,092	4,046	4,499
Gains on sales of investment securities	0	1,769	0	0
Noninterest expense	14,327	14,435	14,332	15,096

Income before taxes	6,381	8,300	7,118	4,390
Income taxes	2,011	2,776	2,319	1,095

Net income	$4,370	$5,524	$4,799	$3,295

Earnings per share
Basic	$0.19	$0.24	$0.21	$0.14
Diluted	$0.19	$0.24	$0.20	$0.14

In the fourth quarter of 2007, the Company increased its provision for loan and lease losses related to a $3.1 million charge-off of a commercial and industrial loan.

	Quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Total interest income	$27,953	$28,932	$30,789	$32,134
Total interest expense	11,405	12,211	14,159	15,329

Net interest income	16,548	16,721	16,630	16,805
Provision for loan and lease losses	332	319	337	738
Noninterest income	4,399	4,324	4,301	4,115
Gains (losses) on sales of investment securities	78	0	271	(3,344)
Noninterest expense	13,793	13,417	13,379	14,096

Income before taxes	6,900	7,309	7,486	2,742
Income taxes	2,208	2,254	2,379	619

Net income	$4,692	$5,055	$5,107	$2,123

Earnings per share
Basic	$0.20	$0.22	$0.22	$0.09
Diluted	$0.20	$0.22	$0.22	$0.09

In fourth quarter of 2006, the Company sold $97.3 million in securities at a loss of $3.3 million and wrote-off $300,000 in costs related to a stock offering which the Company elected not to complete.

NOTE 19 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

BALANCE SHEETS

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)
ASSETS
Cash and due from banks	$8,943	$8,665
Investment securities available for sale	3,581	5,802
Investment in bank subsidiaries	272,051	238,799
Land held for sale	1,227	1,327
Other assets	4,242	3,330

TOTAL ASSETS	$290,044	$257,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,123	$1,720
Subordinated debentures	77,322	56,703
Stockholders’ equity	211,599	199,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$290,044	$257,923

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
INCOME
Dividends from subsidiaries	$10,600	$20,325	$14,850
Other income	1,971	420	241

TOTAL INCOME	12,571	20,745	15,091

EXPENSE
Interest on subordinated debentures	4,714	3,842	3,842
Noninterest expenses	1,230	1,034	724

TOTAL EXPENSE	5,944	4,876	4,566

Income before benefit for income taxes	6,627	15,869	10,525
Benefit for income taxes	(994)	(1,554)	(1,514)

Income before equity in undistributed income of subsidiaries	7,621	17,423	12,039
Equity in undistributed income (loss) of subsidiaries	10,367	(446)	8,182

NET INCOME	$17,988	$16,977	$20,221

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$17,988	$16,977	$20,221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share based compensation	260	—	—
Gain on sale of securities	(1,762)	(243)	0
(Increase) decrease in other assets	(1,431)	2,668	(1,095)
Increase (decrease) in other liabilities	119	(49)	(52)
Equity in undistributed (income) loss of subsidiaries	(10,367)	446	(8,182)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,807	19,799	10,892

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(788)	(17)	(118)
Proceeds from sale of securities available for sale	2,432	671	—
Contribution to subsidiary	(19,000)	(5,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(17,356)	(4,346)	(118)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(8,395)	(8,517)	(8,307)
Proceeds from issuance of long term debt	20,619	—	—
Purchase of treasury stock	(11)	(3,144)	(10,098)
Excess tax benefits	103	66	—
Exercise of stock options	511	519	461

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,827	(11,076)	(17,944)

Net increase (decrease) in cash and cash equivalents	278	4,377	(7,170)
Cash and cash equivalents, beginning of year	8,665	4,288	11,458

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,943	$8,665	$4,288

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has adopted Financial Accounting Standards Board (FASB) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statement No. 87, 88, 106 and 132(R) and FASB No. 123(R) Share Based Payments in 2006 and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lakeland Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 14, 2008

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

Based on their evaluation as of December 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2007, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited Lakeland Bancorp, Inc.’s (A New Jersey corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Lakeland Bancorp, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lakeland Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 14, 2008

ITEM 9B – Other Information

None.

PART III

ITEM 10 - Directors, Executive Officers and Corporate Governance

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 14 - Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2007 and 2006.
(ii)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2007.
(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2007.
(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007.
(v)	Notes to Consolidated Financial Statements.
(vi)	Report of Independent Certified Public Accountants.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

2.1	Agreement and Plan of Merger, dated as of March 31, 2003, among the Registrant, Lakeland Bank, CSB Financial Corp. and Community State Bank, is incorporated by referenced to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2003.
2.2	Agreement and Plan of Merger, dated as of October 24, 2003, between the Registrant and Newton Financial Corporation, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2003.
3.1	Certificate of Incorporation of the Registrant, as amended, is incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (No. 333-125616) filed with the SEC on June 8, 2005.
3.2	By-Laws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Registrant’s Shareholder Protection Rights Plan, dated as of August 24, 2001, is incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2001.
10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.
10.2	Employment Agreement – Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.3	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.4	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.5	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.6	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.8	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc. Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.9	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended June 9, 2004, is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.10	Change in Control, Severance and Employment Agreement, dated August 2, 2006, among Lakeland Bancorp, Inc., Lakeland Bank and Steven Schachtel, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on From 10-Q for the period ended June 30, 2006.
10.11	Supplemental Executive Retirement Plan Agreement for Roger Bosma, dated August 21, 2003, and First Amendment to the Supplemental Executive Retirement Plan Agreement, adopted December 13, 2006, are incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 14, 2008	By:	/s/ Roger Bosma
Roger Bosma
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Roger Bosma Roger Bosma	Director, Chief Executive Officer, and President	March 14, 2008

/s/ Bruce D. Bohuny* Bruce D. Bohuny	Director	March 14, 2008

/s/ Mary Ann Deacon* Mary Ann Deacon	Director	March 14, 2008

/s/ John W. Fredericks* John W. Fredericks	Director	March 14, 2008

/s/ Mark J. Fredericks* Mark J. Fredericks	Director	March 14, 2008

/s/ George H. Guptill, Jr.* George H. Guptill, Jr.	Director	March 14, 2008

/s/ Janeth C. Hendershot* Janeth C. Hendershot	Director	March 14, 2008

/s/ Robert E. McCracken* Robert E. McCracken	Director	March 14, 2008

/s/ Robert B. Nicholson, III* Robert B. Nicholson, III	Director	March 14, 2008

/s/ Joseph P. O’Dowd* Joseph P. O’Dowd	Director	March 14, 2008

/s/ Stephen R. Tilton, Sr.* Stephen R. Tilton, Sr.	Director	March 14, 2008

/s/ Paul G. Viall, Jr.* Paul. G. Viall, Jr.	Director	March 14, 2008

/s/ Arthur L. Zande* Arthur L. Zande	Director	March 14, 2008

/s/Joseph F. Hurley Joseph F. Hurley	Executive Vice President and Chief Financial Officer	March 14, 2008

*By:	/s/ Roger Bosma
Roger Bosma
Attorney-in-Fact