Form 10-Q
period 2008-03-31
LAKELAND BANCORP INC
filed 2008-05-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                  March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    Yes  [X]       No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer  [  ]        Accelerated filer  [X]        Non-accelerated filer  [  ]        Smaller reporting Company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

                                Yes  [  ]     No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2008 there were 23,435,355 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007
	(dollars in thousands)
ASSETS
Cash	$46,309	$46,837
Federal funds sold and Interest-bearing deposits due from banks	25,600	10,351

Total cash and cash equivalents	71,909	57,188

Investment securities available for sale	266,161	273,247
Investment securities held to maturity; fair value of $115,046 in 2008 and $129,207 in 2007	113,584	129,360
Loans and leases, net of deferred costs	1,938,472	1,886,535
Less: allowance for loan and lease losses	15,460	14,689

Net loans	1,923,012	1,871,846
Premises and equipment—net	29,701	30,093
Accrued interest receivable	8,304	8,579
Goodwill	87,111	87,111
Other identifiable intangible assets	3,497	3,763
Bank owned life insurance	38,416	38,112
Other assets	13,732	14,472

TOTAL ASSETS	$2,555,427	$2,513,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$293,982	$292,029
Savings and interest-bearing transaction accounts	1,094,147	1,091,205
Time deposits under $100 thousand	355,254	364,477
Time deposits $100 thousand and over	195,389	239,694

Total deposits	1,938,772	1,987,405
Federal funds purchased and securities sold under agreements to repurchase	96,439	49,294
Long-term debt	211,350	171,755
Subordinated debentures	77,322	77,322
Other liabilities	16,496	16,396

TOTAL LIABILITIES	2,340,379	2,302,172

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 24,740,564 at March 31, 2008 and December 31, 2007; outstanding shares, 23,282,587 at March 31, 2008 and 23,281,015 at December 31, 2007	258,068	258,037
Accumulated deficit	(21,799)	(24,465)
Treasury stock, at cost, 1,457,977 shares in 2008 and 1,459,549 shares in 2007	(20,106)	(20,140)
Accumulated other comprehensive loss	(1,115)	(1,833)

TOTAL STOCKHOLDERS’ EQUITY	215,048	211,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,555,427	$2,513,771

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended March 31,
	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$31,650	$27,276
Federal funds sold and interest-bearing deposits with banks	160	408
Taxable investment securities	3,597	3,637
Tax-exempt investment securities	706	786

TOTAL INTEREST INCOME	36,113	32,107

INTEREST EXPENSE
Deposits	11,782	12,464
Federal funds purchased and securities sold under agreements to repurchase	392	524
Long-term debt	3,489	2,030

TOTAL INTEREST EXPENSE	15,663	15,018

NET INTEREST INCOME	20,450	17,089
Provision for loan and lease losses	1,267	602

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	19,183	16,487
NONINTEREST INCOME
Service charges on deposit accounts	2,583	2,517
Commissions and fees	952	779
Gains on investment securities	9	0
Income on bank owned life insurance	333	317
Leasing Income	611	141
Other income	155	467

TOTAL NONINTEREST INCOME	4,643	4,221

NONINTEREST EXPENSE
Salaries and employee benefits	8,404	8,157
Net occupancy expense	1,638	1,520
Furniture and equipment	1,291	1,165
Stationery, supplies and postage	464	400
Marketing expense	458	391
Core deposit intangible amortization	265	298
Other expenses	2,811	2,396

TOTAL NONINTEREST EXPENSE	15,331	14,327

Income before provision for income taxes	8,495	6,381
Provision for income taxes	2,955	2,011

NET INCOME	$5,540	$4,370

PER SHARE OF COMMON STOCK
Basic earnings	$0.24	$0.19

Diluted earnings	$0.24	$0.19

Dividends	$0.10	$0.10

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the three months ended March 31,
	2008	2007
	(in thousands)
NET INCOME	$5,540	$4,370

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains arising during period	773	487
Less: reclassification for gains included in net income	6	0
Change in pension liability, net	(49)	11

Other Comprehensive Income	718	498

TOTAL COMPREHENSIVE INCOME	$6,258	$4,868

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2008

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other	Total
	Number of Shares	Amount			Comprehensive Loss
	(dollars in thousands)
BALANCE DECEMBER 31, 2007	24,740,564	$258,037	$(24,465)	$(20,140)	$(1,833)	$211,599
Cumulative adjustment for adoption of EITF 06-04			(546)			(546)

BALANCE JANUARY 1, 2008 as revised	24,740,564	$258,037	$(25,011)	$(20,140)	$(1,833)	$211,053
Net Income, first three months 2008			5,540			5,540
Other comprehensive income net of tax					718	718
Stock based compensation		45			—	45
Exercise of stock options, net of excess tax benefits		(14)		34		20
Cash dividends			(2,328)			(2,328)

BALANCE March 31, 2008 (UNAUDITED)	24,740,564	$258,068	$(21,799)	$(20,106)	$(1,115)	$215,048

Three Months ended March 31, 2007
	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other	Total
	Number of Shares	Amount			Comprehensive Loss
	(dollars in thousands)
BALANCE DECEMBER 31, 2006	23,563,463	$242,661	$(17,526)	$(22,565)	$(3,070)	$199,500
Cumulative adjustment for adoption of FIN 48			509			509

BALANCE JANUARY 1, 2007 as revised	23,563,463	$242,661	$(17,017)	$(22,565)	$(3,070)	$200,009
Net Income, first three months of 2007			4,370			4,370
Other comprehensive income net of tax					498	498
Stock based compensation				31		31
Issuance of stock for restricted stock awards		(566)		566		—
Exercise of stock options, net of excess tax benefits		(204)		344		140
Issuance of stock to dividend reinvestment plan		(94)	(464)	558		—
Cash dividends			(1,742)			(1,742)

BALANCE March 31, 2007 (UNAUDITED)	23,563,463	$241,797	$(14,853)	$(21,066)	$(2,572)	$203,306

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the three months ended March 31,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,540	$4,370
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	186	126
Depreciation and amortization	1,146	1,177
Provision for loan and lease losses	1,267	602
Gain on securities	(9)	—
Gain on sale of branch	—	(319)
Stock-based compensation	45	31
(Increase) decrease in other assets	487	(450)
Increase (decrease) in other liabilities	(695)	301

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,967	5,838

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	33,545	18,901
Held to maturity	16,232	5,513
Proceeds from sales of securities:
Available for sale	—	—
Held to maturity	—	—
Purchase of securities:
Available for sale	(25,368)	(188)
Held to maturity	(500)	(5,649)
Net increase in loans and leases	(52,466)	(64,308)
Proceeds from the sale of branch premises and equipment	—	946
Capital expenditures	(488)	(844)

NET CASH USED IN INVESTING ACTIVITIES	(29,045)	(45,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(48,633)	9,322
Increase in federal funds purchased and securities sold under agreements to repurchase	47,145	17,805
Repayments of long-term debt	(10,405)	(10,405)
Issuance of long-term debt	50,000	—
Exercise of stock options	16	140
Excess tax benefits	4	29
Dividends paid	(2,328)	(1,742)

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,799	15,149

Net increase in cash and cash equivalents	14,721	(24,642)
Cash and cash equivalents, beginning of year	57,188	79,964

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,909	$55,322

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2008. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2007 (the 10-K).

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

Note 2. Stock-Based Compensation

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes options to purchase up to 2,257,368 shares of common stock of the Company. The Company has no option awards with market or performance conditions attached to them. The Company’s stock option program allows for the grant of restricted shares, as well as stock option grants. The Company generally issues shares for option exercises from its treasury stock.

Share-based compensation expense of $45,000 and $31,000 and related income tax benefits of $16,000 and $11,000 were recognized for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was unrecognized compensation cost of $576,000 related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of less than four years. Unrecognized compensation expense related to unvested stock options was approximately $50,000 as of March 31, 2008 and is expected to be recognized over a period of less than four years.

There were no grants of stock options or restricted stock in the first quarter of 2008 or 2007.

Option activity under the Company’s stock option plans as of March 31, 2008 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2008	1,156,240	$12.71
Granted	0	0.00
Exercised	(2,491)	6.51
Forfeited	(4,473)	13.35

Outstanding, March 31, 2008	1,149,276	$12.72	5.23	$1,302,448

Options exercisable at March 31, 2008	1,128,276	$12.75	5.15	$1,270,918

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in the money options).

Stock options outstanding were 1,149,276 and 1,173,293 at March 31, 2008 and 2007, respectively. The aggregate intrinsic value of options exercised during the first three months ended March 31, 2008 and 2007 was $15,000 and $129,000, respectively. Exercise of stock options during the first three months of 2008 and 2007 resulted in cash receipts of $16,000 and $140,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the three months ended March 31, 2008 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2008	48,423	$12.75
Forfeited	(918)	12.79

Outstanding, March 31, 2008	47,505	$12.75

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

For the quarter ended March 31, 2008	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$1,200	$(427)	$773
Less reclassification adjustment for net gains arising during the period	(9)	3	(6)

Net unrealized gains	1,191	(424	767
Change in minimum pension liability	(74)	25	(49)

Other comprehensive income, net	$1,117	$(399)	$718

For the quarter ended March 31, 2007	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$764	$(277)	$487
Less reclassification adjustment for net gains arising during the period	0	0	0

Net unrealized gains	764	(277)	487
Change in minimum pension liability	17	(6)	11

Other comprehensive income, net	$781	$(283)	$498

Note 4. Statement of Cash Flow Information.

	For the three months ended March 31,
	2008	2007
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$885	$190
Cash paid during the period for interest	16,160	14,936

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

	For the three months ended March 31,
(In thousands except per share data)	2008	2007
Income applicable to common stock	$5,540	$4,370

Weighted average number of common shares outstanding—basic	23,282	23,183
Share-based plans	92	132

Weighted average number of common shares and common share equivalents—diluted	23,374	23,315

Basic earnings per share	$0.24	$0.19

Diluted earnings per share	$0.24	$0.19

Options to purchase 924,530 shares of common stock at a weighted average price of $14.03 per share and 18,354 shares of restricted stock at a weighted average price of $13.95 per share were outstanding and were not included in the computation of diluted earnings per share for the three months ended March 31, 2008 because the option exercise price and the grant-date price were greater than the average market price. Options to purchase 558,878 shares of common stock at a weighted average price of $14.66 per share and 35,424 shares of restricted stock at a weighted average price of $13.95 per share were outstanding and were not included in the computations of diluted earnings per share for the three months ended March 31, 2007.

Note 6. Investment Securities

AVAILABLE FOR SALE	March 31, 2008				December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$42,022	$597	$—	$42,619	$48,314	$289	$(151)	$48,452
Mortgage-backed securities	159,691	847	(1,082)	159,456	161,520	307	(1,761)	160,066
Obligations of states and political subdivisions	24,618	459	(16)	25,061	25,550	199	(38)	25,711
Other debt securities	16,609	34	(1,811)	14,832	17,124	—	(1,523)	15,601
Other equity securities	24,147	544	(498)	24,193	22,856	921	(360)	23,417

	$267,087	$2,481	$(3,407)	$266,161	$275,364	$1,716	$(3,833)	$273,247

HELD TO MATURITY	March 31, 2008				December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$23,050	$640	$—	$23,690	$31,493	$151	$(13)	$31,631
Mortgage-backed securities	38,905	182	(64)	39,023	40,849	73	(338)	40,584
Obligations of states and political subdivisions	50,035	791	(6)	50,820	55,421	200	(158)	55,463
Other	1,594	—	(81)	1,513	1,597	—	(68)	1,529

	$113,584	$1,613	$(151)	$115,046	$129,360	$424	$(577)	$129,207

	March 31, 2008
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$11,656	$11,739	$8,372	$8,417
Due after one year through five years	38,073	38,525	37,042	37,968
Due after five years through ten years	26,465	25,520	25,385	25,771
Due after ten years	7,055	6,728	3,880	3,867

	83,249	82,512	74,679	76,023
Mortgage-backed securities	159,691	159,456	38,905	39,023
Other investments	24,147	24,193	—	—

Total securities	$267,087	$266,161	$113,584	$115,046

Note 7. Loans and Leases.

	March 31, 2008	December 31, 2007
	(in thousands)
Commercial	$824,195	$821,621
Leases	392,155	355,644
Real estate-construction	96,348	91,706
Real estate-mortgage	310,636	301,798
Installment	309,764	310,359

Total loans	1,933,098	1,881,128

Plus: deferred costs	5,374	5,407

Loans net of deferred costs	$1,938,472	$1,886,535

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

The following table shows the Company’s recorded investment in impaired loans and leases and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2008 and 2007, and the average recorded investment in impaired loans and leases during the three months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding nine months)
March 31, 2008	$10.3 million	$2.7 million	$10.0 million
March 31, 2007	$6.0 million	$2.4 million	$4.5 million

Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans and leases of $22,000 in the first three months of 2008. Interest that would have accrued had the loans and leases performed under original terms would have been $232,000 for the first three months of 2008.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton defined pension plan are as follows:

	For the three months ended March 31,
	2008	2007
	(in thousands)
Interest cost	$24	$24
Expected return on plan assets	(23)	(21)
Amortization of prior service cost	—	—
Amortization of unrecognized net actuarial loss	6	8

Net periodic benefit expense	$7	$11

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended March 31,
	2008	2007
	(in thousands)
Service cost	$6	$5
Interest cost	15	13
Amortization of prior service cost	8	9
Amortization of unrecognized net actuarial loss	2	0

Net periodic benefit expense	$31	$27

The Company made contributions of $99,000 to the plan in the three months ended March 31, 2008 and does not expect to make any more contributions in 2008.

Note 10. Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest level priority to unobservable inputs (level 3 measurements). The following describes the three levels of fair value hierarchy:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in market that are not active; inputs other than quoted prices that are observable for the asset or liability (such as interest rates, yield curves, volatilities, etc.)

Level 3 – unobservable inputs for the asset or liability – these shall be used to the extent that observable inputs are not available allowing for situations in which there is little, if any, market activity available.

The following table sets forth the Company’s financial assets that were accounted for at fair values as of March 31,

2008 by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of March 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets:
Investment securities, available for sale	$2,700	$263,461	—	$266,161
Investment securities, held to maturity	—	115,046	—	$115,046
Impaired Loans	—	—	10,328	10,328

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The value of the equipment is determined by an appraiser, if significant, or by the value on the borrower’s financial statements. Field examiner reviews are conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Impaired loans and leases were $10.3 million and $9.8 million at March 31, 2008 and December 31, 2007, respectively. During the quarter, there were new impaired loans and leases of $1.3 million, payments of $508,000 and charge-offs of $233,000.

Note 11. Recent Accounting Pronouncements

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

The consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-4 effective January 1, 2008. As a result of this adoption, the Company recorded an increase to accumulated deficit of $546,000.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any financial instruments.

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. All weighted average, actual share and per share information set forth in this Quarterly Report on Form 10-Q has been adjusted retroactively for the effects of stock dividends, including the stock dividend declared on October 16, 2007, payable on November 16, 2007 to shareholders of record on October 31, 2007.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the analysis of goodwill impairment and the Company’s deferred tax asset. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans and leases, which also are provided for in the evaluation, may vary from estimated loss percentages.

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense.

Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income. Commercial loans and leases 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

The Company accounts for impaired loans and leases in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48),” to account for any tax positions that may be uncertain. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 9 to the Financial Statements of the Company’s Form 10-K for the year ended December 31, 2007.

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested its goodwill as of December 31, 2007 and determined that it is not impaired.

Results of Operations

(First Quarter 2008 Compared to First Quarter 2007)

Net Income

Net income for the first quarter of 2008 was $5.5 million, compared to $4.4 million for the same period in 2007, an increase of $1.2 million or 27%. Diluted earnings per share were $0.24 for the first quarter of 2008, a $0.05 or 26% increase over what was reported for the same period last year. Return on Average Assets was 0.88% and Return on Average Equity was 10.47% for the first quarter of 2008.

The factors that influenced first quarter net income in 2008 compared to the same period in 2007 included a $3.4 million increase in net interest income resulting from a reduction in the cost of interest bearing liabilities and continued loan growth offset by an increase in the provision for loan and lease losses. These factors will be discussed in further detail below.

Net Interest Income

Net interest income on a tax equivalent basis for the first quarter of 2008 was $20.8 million, a $3.3 million or 19% increase from the $17.5 million earned in the first quarter of 2007. The increase in net interest income primarily resulted from a more favorable mix of earning assets and a decrease in the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, March 31, 2008			For the three months ended, March 31, 2007
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$1,893,631	$31,650	6.72%	$1,602,689	$27,276	6.90%
Taxable investment securities	320,777	3,597	4.49%	332,765	3,637	4.37%
Tax-exempt securities	77,059	1,086	5.64%	85,560	1,209	5.65%
Federal funds sold (B)	19,727	160	3.24%	32,213	408	5.07%

Total interest-earning assets	2,311,194	36,493	6.35%	2,053,227	32,530	6.41%
Noninterest-earning assets:
Allowance for loan and lease losses	(14,863)			(13,508)
Other assets	234,792			226,801

TOTAL ASSETS	$2,531,123			$2,266,520

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$317,024	$1,264	1.60%	$325,761	$1,346	1.68%
Interest-bearing transaction accounts	792,477	4,202	2.13%	733,706	5,446	3.01%
Time deposits	579,877	6,316	4.36%	513,383	5,672	4.42%
Borrowings	326,514	3,881	4.75%	190,667	2,554	5.36%

Total interest-bearing liabilities	2,015,892	15,663	3.12%	1,763,517	15,018	3.43%

Noninterest-bearing liabilities:
Demand deposits	286,695			289,030
Other liabilities	15,633			14,918
Stockholders’ equity	212,903			199,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,531,123			$2,266,520

Net interest income/spread		20,830	3.23%		17,512	2.98%
Tax equivalent basis adjustment		380			423

NET INTEREST INCOME		$20,450			$17,089

Net interest margin (C)			3.62%			3.46%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $32.5 million in the first quarter of 2007 to $36.5 million in 2008, an increase of $4.0 million or 12%. The increase in interest income was due to an increase in average interest-earning assets of $258.0 million, or 13%, and a change in the mix of interest-earning assets. Loans and leases as a percent of interest-earning assets increased from 78% in the first quarter of 2007 to 82% in 2008 while total investment securities as a percent of interest-earning assets decreased from 20% in the first quarter of 2007 to 17% in the first quarter of 2008. Loans and leases typically earn higher yields than investment securities. The yield on interest earning assets declined six basis points to 6.35% as a result of the declining rate environment.

Total interest expense increased from $15.0 million in the first quarter of 2007 to $15.7 million in the first quarter of 2008, an increase of $645,000, or 4%. Average interest-bearing liabilities increased $252.4 million, but the cost of those liabilities decreased from 3.43% in 2007 to 3.12% in 2008. The decrease in liability yields reflects the decrease in short term interest rates, as the Federal Reserve Bank lowered the federal funds target rate from 4.25% at year end 2007 to 2.25% at the end of the first quarter of 2008. Lakeland lowered its deposit rates to reflect this lower interest rate environment. Average deposits increased from $1.86 billion in the first quarter of 2007 to $1.98 billion in the first quarter of 2008, an increase of $114.2 million, or 6%. Average borrowings increased from $190.7 million in 2007 to $326.5 million in 2008 to fund loan growth. The average rate paid on these borrowings declined 61 basis points due to the declining rate environment.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans and leases, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan and lease losses increased to $1.3 million for the first quarter of 2008 from $602,000 for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first quarter of 2008, the Company charged off loans of $587,000 and recovered $91,000 in previously charged off loans compared to $391,000 and $262,000, respectively, during the same period in 2007. The higher provision for loan and lease losses reflects loan growth and a higher level of non-performing loans and leases and net charge-offs in the first quarter of 2008 compared to first quarter 2007. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $422,000 from the first quarter of 2007 to the first quarter of 2008. The majority of that increase can be attributed to an increase in leasing income of $470,000 which includes gains on sale of leases of $452,000. Commissions and fees increased from $779,000 in the first quarter of 2007 to $952,000 in the first quarter of 2008 due to an increase in loan fees and investment services income. Other income decreased $312,000 due to a $319,000 gain on the sale of a branch office in the first quarter of 2007.

Noninterest Expense

Noninterest expense increased from $14.3 million in the first quarter of 2007 to $15.3 million in the first quarter of 2008, an increase of $1.0 million or 7%. Salaries and employee benefits expense increased $247,000 or 3% to $8.4 million in the first quarter of 2008. Savings realized from modifications in our medical benefit plans were used to offset normal salary and benefit increases. Net occupancy expense increased by $118,000 or 8% to $1.6 million in the first quarter of 2008 from the first quarter of 2007. Furniture and equipment cost increased by $126,000 or 11% to $1.3 million in the same time period. Occupancy and equipment cost increased as a result of two branches that were opened in the second quarter of 2007. Marketing expense increased from $391,000 in the first quarter of 2007 to $458,000 in the first quarter of 2008 as a result of increased market research. Stationery, supplies and postage increased from $400,000 in the first quarter of 2007 to $464,000 in the first quarter of 2008 because of additional mailings. Other expenses increased by $415,000 or 17% primarily due to consulting costs and an increased FDIC assessment. The Company’s efficiency ratio was 59.2% in the first quarter of 2008, compared to 64.5% for the same period last year. The efficiency ratio expresses the relationship between noninterest expense (excluding other real estate expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities).

Income Taxes

The Company’s effective tax rate increased from 31.5% in the first quarter of 2007 to 34.8% in the first quarter of 2008 because the Company’s pre-tax income increased $2.1 million or 33% from the first quarter of 2007 to the first quarter of 2008. Interest income on tax-exempt securities declined $80,000 or 10% during the same time period.

Financial Condition

The Company’s total assets increased $41.7 million or 2% from $2.51 billion at December 31, 2007, to $2.56 billion at March 31, 2008. Total deposits decreased from $1.99 billion on December 31, 2007 to $1.94 billion on March 31, 2008, a decrease of $48.6 million or 2%. Long term debt increased by $39.6 million from $171.8 million on December 31, 2007 to $211.4 million on March 31, 2008.

Loans and Leases

Gross loans and leases increased from $1.88 billion on December 31, 2007 to $1.93 billion on March 31, 2008, an increase of $52.0 million, or 3%. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and leases and other real estate owned on the dates presented:

(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Non-performing loans and leases:
Non-accrual loans and leases	$10,853	$10,159	$6,235
Renegotiated loans and leases	—	—	—

TOTAL NON-PERFORMING LOANS AND LEASES	10,853	10,159	6,235
Other real estate and other repossessed assets	185	185	—

TOTAL NON-PERFORMING ASSETS	$11,038	$10,344	$6,235

Loans and leases past due 90 days or more and still accruing	$1,167	$667	$211

Non-performing assets increased from $10.3 million on December 31, 2007, or 0.41% of total assets, to $11.0 million, or 0.43% of total assets, on March 31, 2008. Loans and leases past due ninety days or more and still accruing at March 31, 2008 increased $500,000 to $1.2 million from $667,000 on December 31, 2007. Loans and leases past due 90 days or more and still accruing are those loans and leases that are both well-secured and in process of collection.

On March 31, 2008, the Company had $10.3 million in impaired loans and leases (consisting primarily of non-accrual loans and leases) compared to $9.8 million at year-end 2007. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $2.7 million has been allocated as a portion of the allowance for loan and lease losses for impairment at March 31, 2008. At March 31, 2008, the Company also had $9.6 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

There were no loans and leases at March 31, 2008, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans and leases charged-off and the amount of loan recoveries:

(dollars in thousands)	Three months ended March 31, 2008	Year ended December 31, 2007	Three months ended March 31, 2007
Balance of the allowance at the beginning of the year	$14,689	$13,454	$13,454

Loans and leases charged off:
Commercial	280	3,601	68
Leases	—	425	9
Home Equity and consumer	307	1,341	314
Real estate—mortgage	—	—	—

Total loans charged off	587	5,367	391

Recoveries:
Commercial	20	209	172
Leases	—	2	1
Home Equity and consumer	71	415	89
Real estate—mortgage	—	—	—

Total Recoveries	91	626	262

Net charge-offs:	496	4,741	129
Provision for loan and lease losses	1,267	5,976	602

Ending balance	$15,460	$14,689	$13,927

Ratio of annualized net charge-offs to average loans and leases outstanding	0.10%	0.28%	0.03%
Ratio of allowance at end of period as a percentage of period end total loans and leases	0.80%	0.78%	0.84%

The ratio of the allowance for loan and lease losses to loans and leases outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio. The determination of the adequacy of the allowance for loan and lease losses and periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. The evaluation process is undertaken on a quarterly basis.

Methodology employed for assessing the adequacy of the allowance for loan and lease losses consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified classified loans and leases that have been designated as requiring attention by the Company or its external loan review consultant.

•	The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including 1 – 4 family residential mortgages and consumer loans.

•

The establishment of reserve amounts for the non-classified loans and leases in each portfolio based upon the historical average loss experience of these portfolios and management’s evaluation of key factors.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2008. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $402.6 million on December 31, 2007 to $379.7 million on March 31, 2008, a decrease of $22.9 million, or 6% which included maturities of securities used to fund loan growth.

Deposits

Total deposits decreased from $1.99 billion on December 31, 2007 to $1.94 billion on March 31,2008, a decrease of $48.6 million, or 2%. This decrease was due to a $44.3 million decrease in time deposits $100,000 and over, primarily in the municipal sector. As an alternative to higher costing, short-term municipal CD’s, we elected to borrow long-term in this lower rate environment.

Liquidity

Cash and cash equivalents, totaling $71.9 million on March 31,2008, increased $14.7 million from December 31, 2007. Operating activities, principally the result of the Company’s net income, provided $8.0 million in net cash. Investing activities used $29.0 million in net cash, primarily reflecting the use of funds for loan originations. Financing activities provided $35.8 million in net cash, reflecting an increase of $47.1 million in federal funds purchased and securities sold under agreements to repurchase and an increase of $50.0 million in long-term debt. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At March 31, 2008, the Company had outstanding loan origination commitments of $404.8 million. These commitments include $341.0 million that mature within one year; $28.9 million that mature after one but within three years; $1.9 million that mature after three but within five years and $33.0 million that mature after five years. The Company also had $9.3 million in letters of credit outstanding at March 31, 2008. This included $8.1 million that are maturing within one year and $1.2 million that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $175.8 million.

Capital Resources

Stockholders’ equity increased from $211.6 million on December 31, 2007 to $215.0 million on March 31,2008. Book value per common share increased to $9.24 on March 31, 2008 from $9.09 on December 31, 2007. The increase in stockholders’ equity from December 31, 2007 to March 31, 2008 was primarily due to net income offset by dividends and a cumulative adjustment for adoption of EITF 06-4 of $546,000. For more information, please see Note 11 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2008, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2008 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio March 31, 2008	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2008	Total Capital to Risk-Weighted Assets Ratio March 31, 2008
The Company	8.10%	10.11%	11.09%
Lakeland Bank	7.74%	9.68%	10.50%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At March 31, 2008, the cumulative one-year gap was $(310.3) million or (12.1%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at March 31, 2008 was $256.9 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (12.9%) and would decrease (4.9%) for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (3.0%), and would increase 2.9% for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For legal proceedings, please see the description under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc.
(Registrant)

/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer

/s/ Joseph F. Hurley
Joseph F. Hurley
Executive Vice President and Chief Financial Officer

May 9, 2008

Date