Form 10-Q
period 2008-06-30
LAKELAND BANCORP INC
filed 2008-08-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008

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

(973) 697- 2000
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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2008 there were 23,586,375 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

		PAGE

	Part I Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets - June 30, 2008 (unaudited) and December 31, 2007	1

	Consolidated Income Statements and Consolidated Statements of Comprehensive Income - Unaudited Three Months and Six Months ended June 30, 2008 and 2007	2

	Consolidated Statements of Changes in Stockholders’ Equity - Unaudited Six Months ended June 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows - Unaudited Six Months ended June 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

	Part II Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http://www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007
	(dollars in thousands)
ASSETS
Cash	$50,091	$46,837
Federal funds sold and Interest-bearing deposits due from banks	11,234	10,351

Total cash and cash equivalents	61,325	57,188
Investment securities available for sale	252,220	273,247
Investment securities held to maturity; fair value of $108,357 in 2008 and $129,207 in 2007	108,747	129,360
Loans and leases, net of deferred costs	1,987,534	1,886,535
Less: allowance for loan and lease losses	20,167	14,689

Net loans	1,967,367	1,871,846
Premises and equipment - net	29,273	30,093
Accrued interest receivable	7,889	8,579
Goodwill	87,111	87,111
Other identifiable intangible assets	3,232	3,763
Bank owned life insurance	38,740	38,112
Other assets	16,139	14,472

TOTAL ASSETS	$2,572,043	$2,513,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$313,133	$292,029
Savings and interest -bearing transaction accounts	1,091,289	1,091,205
Time deposits under $100 thousand	345,511	364,477
Time deposits $100 thousand and over	206,279	239,694

Total deposits	1,956,212	1,987,405
Federal funds purchased and securities sold under agreements to repurchase	87,879	49,294
Long-term debt	221,017	171,755
Subordinated debentures	77,322	77,322
Other liabilities	13,106	16,396

TOTAL LIABILITIES	2,355,536	2,302,172

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 24,740,564 at June 30, 2008 and December 31, 2007; outstanding shares, 23,580,780 at June 30, 2008 and 23,281,015 at December 31, 2007	257,307	258,037
Accumulated deficit	(21,268)	(24,465)
Treasury stock, at cost, 1,159,784 shares in 2008 and 1,459,549 shares in 2007	(15,963)	(20,140)
Accumulated other comprehensive loss	(3,569)	(1,833)

TOTAL STOCKHOLDERS’ EQUITY	216,507	211,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,572,043	$2,513,771

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$31,739	$28,401	$63,389	$55,677
Federal funds sold and interest -bearing deposits with banks	65	272	225	680
Taxable investment securities	3,441	3,531	7,038	7,168
Tax-exempt investment securities	631	756	1,337	1,542

TOTAL INTEREST INCOME	35,876	32,960	71,989	65,067

INTEREST EXPENSE
Deposits	9,169	12,596	20,951	25,060
Federal funds purchased and securities sold under agreements to repurchase	527	645	919	1,169
Long-term debt	3,644	2,174	7,133	4,204

TOTAL INTEREST EXPENSE	13,340	15,415	29,003	30,433

NET INTEREST INCOME	22,536	17,545	42,986	34,634
Provision for loan and lease losses	8,158	671	9,425	1,273

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	14,378	16,874	33,561	33,361
NONINTEREST INCOME
Service charges on deposit accounts	2,822	2,633	5,405	5,150
Commissions and fees	873	785	1,825	1,564
Gains on investment securities	43	1,769	52	1,769
Income on bank owned life insurance	338	325	671	642
Leasing Income	201	157	812	298
Other income	113	192	268	659

TOTAL NONINTEREST INCOME	4,390	5,861	9,033	10,082

NONINTEREST EXPENSE
Salaries and employee benefits	7,693	8,098	16,097	16,255
Net occupancy expense	1,425	1,356	3,063	2,876
Furniture and equipment	1,241	1,193	2,532	2,358
Stationery, supplies and postage	409	449	873	849
Marketing expense	544	564	1,002	955
Core deposit intangible amortization	266	297	531	595
Other expenses	2,846	2,478	5,657	4,874

TOTAL NONINTEREST EXPENSE	14,424	14,435	29,755	28,762

Income before provision for income taxes	4,344	8,300	12,839	14,681
Provision for income taxes	1,464	2,776	4,419	4,787

NET INCOME	$2,880	$5,524	$8,420	$9,894

PER SHARE OF COMMON STOCK
Basic earnings	$0.12	$0.24	$0.36	$0.43

Diluted earnings	$0.12	$0.24	$0.36	$0.42

Dividends	$0.10	$0.095	$0.20	$0.19

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
NET INCOME	$2,880	$5,524	$8,420	$9,894

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities losses arising during period	(2,431)	(1,397)	(1,658)	(910)
Less: reclassification for gains included in net income	28	1,203	34	1,203
Change in pension liability, net	5	11	(44)	22

Other Comprehensive Loss	(2,454)	(2,589)	(1,736)	(2,091)

TOTAL COMPREHENSIVE INCOME	$426	$2,935	$6,684	$7,803

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months ended June 30, 2008					Accumulated Other Comprehensive Loss
	Common stock					Total
	Number of Shares	Amount	Accumulated Deficit	Treasury Stock
	(dollars in thousands)
BALANCE DECEMBER 31, 2007	24,740,564	$258,037	($24,465)	($20,140)	($1,833)	$211,599
Cumulative adjustment for adoption of EITF 06-04			(546)			(546)

BALANCE JANUARY 1, 2008 as revised	24,740,564	$258,037	($25,011)	($20,140)	($1,833)	$211,053
Net Income			8,420			8,420
Other comprehensive loss net of tax					(1,736)	(1,736)
Issuance of stock for restricted stock awards		(869)		869		—
Stock based compensation		120			—	120
Exercise of stock options, net of excess tax benefits		(21)		2,891		2,870
Issuance of stock to dividend reinvestment plan		40	(457)	417		—
Cash dividends			(4,220)			(4,220)

BALANCE June 30, 2008 (UNAUDITED)	24,740,564	$257,307	($21,268)	($15,963)	($3,569)	$216,507

Six Months ended June 30, 2007					Accumulated Other Comprehensive Loss
	Common stock
	Number of Shares	Amount	Accumulated deficit	Treasury Stock		Total
	(dollars in thousands)
BALANCE DECEMBER 31, 2006	23,563,463	$242,661	($17,526)	($22,565)	($3,070)	$199,500
Cumulative adjustment for adoption of FIN 48			509			509

BALANCE JANUARY 1, 2007	23,563,463	$242,661	($17,017)	($22,565)	($3,070)	$200,009
Net Income			9,894			9,894
Other comprehensive loss net of tax					(2,091)	(2,091)
Stock based compensation				62		62
Issuance of stock for restricted stock awards		(535)		535		—
Exercise of stock options, net of excess tax benefits		(264)		459		195
Issuance of stock to dividend reinvestment plan		(94)	(464)	558		—
Repurchase of stock in recission offer				(11)		(11)
Cash dividends			(3,953)			(3,953)

BALANCE June 30, 2007 (UNAUDITED)	23,563,463	$241,768	($11,540)	($20,962)	($5,161)	$204,105

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the six months ended June 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,420	$9,894
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	329	275
Depreciation and amortization	2,321	2,385
Provision for loan and lease losses	9,425	1,273
Gain on securities	(52)	(1,769)
Gain on sale of branch	—	(319)
Stock-based compensation	120	62
(Increase) decrease in other assets	(432)	78
Increase (decrease) in other liabilities	(4,077)	708

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,054	12,587

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	62,708	30,441
Held to maturity	24,016	19,157
Proceeds from sales of securities:
Available for sale	10,108	2,438
Held to maturity	—	—
Purchase of securities:
Available for sale	(54,635)	(28,467)
Held to maturity	(3,507)	(9,614)
Net increase in loans and leases	(104,941)	(124,134)
Proceeds from the sale of branch premises and equipment	—	948
Capital expenditures	(970)	(1,789)

NET CASH USED IN INVESTING ACTIVITIES	(67,221)	(111,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(31,193)	16,862
Increase in federal funds purchased and securities sold under agreements to repurchase	38,585	24,243
Repayments of long-term debt	(20,855)	(30,855)
Issuance of long- term debt	70,117	40,000
Issuance of subordinated debentures	—	20,619
Purchase of treasury stock	—	(11)
Exercise of stock options	2,756	195
Excess tax benefits	114	43
Dividends paid	(4,220)	(3,953)

NET CASH PROVIDED BY FINANCING ACTIVITIES	55,304	67,143

Net increase in cash and cash equivalents	4,137	(31,290)
Cash and cash equivalents, beginning of year	57,188	79,964

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,325	$48,674

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

Share-based compensation expense of $120,000 and $62,000 and related income tax benefits of $42,000 and $22,000 were recognized for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was unrecognized compensation cost of $1.3 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of less than four years. Unrecognized compensation expense related to unvested stock options was approximately $47,000 as of June 30, 2008 and is expected to be recognized over a period of less than four years.

In second quarter 2008, the Company granted 63,000 shares of restricted stock at a weighted market value of $13.11 per share. These shares vest over a four year period. Compensation expense on these shares is expected to be approximately $206,000 per year for the next four years. There were no grants of stock options or restricted stock during the first six months of 2007.

Option activity under the Company’s stock option plans as of June 30, 2008 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value
Outstanding, January 1, 2008	1,156,240	$12.71
Granted	0	0.00
Exercised	(209,153)	13.22
Forfeited	(8,234)	13.88

Outstanding, June 30, 2008	938,853	$12.59	4.89	$1,031,329

Options exercisable at June 30, 2008	917,853	$12.62	4.79	$1,015,549

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options).

Stock options outstanding were 938,853 and 1,162,803 at June 30, 2008 and 2007, respectively. The aggregate intrinsic value of options exercised during the first six months ended June 30, 2008 and 2007 was $357,000 and $184,000, respectively. Exercise of stock options during the first six months of 2008 and 2007 resulted in cash receipts of $2.8 million and $195,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the six months ended June 30, 2008 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2008	48,423	$12.75
Granted	63,000	13.11
Forfeited	(1,983)	12.80

Outstanding, June 30, 2008	109,440	$12.96

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	June 30, 2008			June 30, 2007
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	($3,817)	$1,386	($2,431)	($2,283)	$833	($1,450)
Less reclassification adjustment for net gains arising during the period	43	($15)	28	1,769	(619)	1,150

Net unrealized losses	($3,860)	$1,401	($2,459)	($4,052)	$1,452	($2,600)
Change in minimum pension liability	7	(2)	5	16	(5)	11

Other comprehensive loss, net	($3,853)	$1,399	($2,454)	($4,036)	$1,447	($2,589)

For the six months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	($2,617)	$959	($1,658)	($1,519)	$556	($963)
Less reclassification adjustment for net gains arising during the period	52	(18)	34	1,769	(619)	1,150

Net unrealized losses	($2,669)	$977	($1,692)	($3,288)	$1,175	($2,113)
Change in minimum pension liability	(67)	23	(44)	33	(11)	22

Other comprehensive loss, net	($2,736)	$1,000	($1,736)	($3,255)	$1,164	($2,091)

Note 4. Statement of Cash Flow Information.

	For the six months ended June 30,
	2008	2007
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$5,937	$2,831
Cash paid during the period for interest	29,761	30,010

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

	For the three months ended June 30,		For the six months ended June 30,
(In thousands except per share data)	2008	2007	2008	2007
Income applicable to common stock	$2,880	$5,524	$8,420	$9,894

Weighted average number of common shares outstanding - basic	23,446	23,179	23,364	23,162
Share-based plans	133	114	100	119

Weighted average number of common shares and common share equivalents - diluted	23,579	23,293	23,464	23,281

Basic earnings per share	$0.12	$0.24	$0.36	$0.43

Diluted earnings per share	$0.12	$0.24	$0.36	$0.42

Options to purchase 378,385 shares of common stock at a weighted average price of $14.86 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended June 30, 2008 because the option exercise price and the grant-date price were greater than the average market price. Options to purchase 902,205 shares of common stock at a weighted average price of $14.11 per share and 35,424 shares of restricted stock at a weighted average price of $13.95 per share were outstanding and were not included in the computations of diluted earnings per share for the quarter ended June 30, 2007.

Options to purchase 611,374 shares of common stock at a weighted average price of $14.29 per share were outstanding and were not included in the computation of diluted earnings per share for the six months ended June 30, 2008 because the option exercise price and the grant-date price were greater than the average market price. Options to purchase 870,298 shares of common stock at a weighted average price of $14.16 per share and 35,424 shares of restricted stock at a weighted average price of $13.95 per share were outstanding and were not included in the computations of diluted earnings per share for the six months ended June 30, 2007.

Note 6. Investment Securities

AVAILABLE FOR SALE	June 30, 2008				December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$34,001	$228	$(146)	$34,083	$48,314	$289	$(151)	$48,452
Mortgage-backed securities	168,835	506	(3,556)	165,785	161,520	307	(1,761)	160,066
Obligations of states and political subdivisions	12,516	113	(58)	12,571	25,550	199	(38)	25,711
Other debt securities	16,595	28	(1,416)	15,207	17,124	—	(1,523)	15,601
Other equity securities	25,059	119	(604)	24,574	22,856	921	(360)	23,417

	$257,006	$994	$(5,780)	$252,220	$275,364	$1,716	$(3,833)	$273,247

HELD TO MATURITY	June 30, 2008				December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$23,053	$237	$—	$23,290	$31,493	$151	$(13)	$31,631
Mortgage-backed securities	35,867	37	(365)	35,539	40,849	73	(338)	40,584
Obligations of states and political subdivisions	48,235	140	(303)	48,072	55,421	200	(158)	55,463
Other	1,592	—	(136)	1,456	1,597	—	(68)	1,529

	$108,747	$414	$(804)	$108,357	$129,360	$424	$(577)	$129,207

	June 30, 2008
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(in thousands)
Due in one year or less	$6,841	$6,890	$12,813	$12,857
Due after one year through five years	35,380	35,526	32,465	32,666
Due after five years through ten years	18,151	17,085	24,269	24,064
Due after ten years	2,740	2,360	3,333	3,231

	63,112	61,861	72,880	72,818
Mortgage-backed securities	168,835	165,785	35,867	35,539
Other investments	25,059	24,574	—	—

Total securities	$257,006	$252,220	$108,747	$108,357

Management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. In its evaluation, management considered the types of securities including if the securities were US government issued, and what the credit rating was on the securities. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. These securities include US government agency securities and mortgage-backed securities whose market values are sensitive to interest rates.

Note 7. Loans and Leases.

	June 30, 2008	December 31, 2007
	(in thousands)
Commercial	$876,201	$821,621
Leases	386,295	355,644
Real estate-construction	88,731	91,706
Real estate-mortgage	321,406	301,798
Installment	309,489	310,359

Total loans	1,982,122	1,881,128

Plus: deferred costs	5,412	5,407

Loans net of deferred costs	$1,987,534	$1,886,535

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

The following table shows the Company’s recorded investment in impaired loans and leases and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2008 and 2007, and the average recorded investment in impaired loans and leases during the six months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding six months)
June 30, 2008	$10.2 million	$2.4 million	$9.8 million
June 30, 2007	$ 7.4 million	$2.3 million	$5.0 million

Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans and leases of $52,000 and $111,000 in the first six months of 2008 and 2007, respectively. Interest that would have accrued had the loans and leases performed under original terms would have been $342,000 and $307,000 for the first six months of 2008 and 2007, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton defined pension plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Interest cost	$25	$24	$49	$50
Expected return on plan assets	(23)	(21)	(46)	(43)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	5	8	11	15

Net periodic benefit expense	$7	$11	$14	$22

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$5	$5	$11	$9
Interest cost	15	13	30	27
Amortization of prior service cost	8	9	16	18
Amortization of unrecognized net actuarial loss	3	—	5	—

Net periodic benefit expense	$31	$27	$62	$54

The Company made contributions of $99,000 to the plan in the six months ended June 30, 2008 and does not expect to make any more contributions in 2008.

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

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (such as interest rates, yield curves, volatilities, etc.)

Level 3 – unobservable inputs for the asset or liability – these shall be used to the extent that observable inputs are not available allowing for situations in which there is little, if any, market activity available.

The following table sets forth the Company’s financial assets that were accounted for at fair values as of June 30, 2008 by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of June 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Assets:
Investment securities, available for sale	$2,258	$249,962	—	$252,220
Investment securities, held to maturity	—	108,357	—	$108,357
Impaired Loans	—	—	10,168	10,168

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The value of the equipment may be determined by an appraiser, if significant, or by the value on the borrower’s financial statements. Field examiner reviews of accounts receivable and inventory may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Impaired loans and leases were $10.2 million and $9.8 million at June 30, 2008 and December 31, 2007, respectively. During the first six months of 2008, there were new impaired loans and leases of $4.5 million, payments of $2.7 million and charge-offs of $1.4 million.

Note 11. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, ”(“EITF 06-4”) which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.

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

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133. The statement requires enhanced disclosures about an entity’s derivative and hedging activities, specifically, how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for all entities for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated financial statements.

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

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

Interest income is generally accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income. Commercial loans and leases 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

The Company accounts for impaired loans and leases in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48),” to account for any tax positions that may be uncertain. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 9 to the Financial Statements of the Company’s Form 10-K for the year ended December 31, 2007.

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested its goodwill as of December 31, 2007 and determined that it is not impaired.

Results of Operations

(Second Quarter 2008 Compared to Second Quarter 2007)

Net Income

Net income for the second quarter of 2008 was $2.9 million, compared to $5.5 million for the same period in 2007, a decrease of $2.6 million or 48%. Diluted earnings per share were $0.12 for the second quarter of 2008, compared to $0.24 per share for the same period last year. Annualized Return on Average Assets was 0.45% and Annualized Return on Average Equity was 5.33% for the second quarter of 2008.

The factors that influenced second quarter net income in 2008 compared to the same period in 2007 included an $8.2 million increase in the provision for loan and lease losses primarily to reflect the impact that current economic conditions, particularly the increase in diesel fuel costs, have had on our lease portfolio. Also included was a $5.0 million increase in net interest income resulting from a reduction in the cost of interest bearing liabilities and continued loan growth. Net income in the second quarter of 2007 also included a $1.8 million gain on investment securities. These factors will be discussed in further detail below.

Net Interest Income

Net interest income on a tax equivalent basis for the second quarter of 2008 was $22.9 million, a $4.9 million or 27% increase from the $18.0 million earned in the second quarter of 2007. The increase in net interest income primarily resulted from a favorable mix of earning assets and a decrease in the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, June 30, 2008			For the three months ended, June 30, 2007
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$1,960,988	$31,739	6.51%	$1,665,478	$28,401	6.84%
Taxable investment securities	309,835	3,441	4.44%	320,400	3,531	4.41%
Tax-exempt securities	69,689	971	5.57%	82,262	1,163	5.66%
Federal funds sold (B)	10,116	65	2.57%	20,643	272	5.27%

Total interest -earning assets	2,350,628	36,216	6.19%	2,088,783	33,367	6.40%

Noninterest-earning assets:
Allowance for loan and lease losses	(15,889)			(13,865)
Other assets	226,090			221,019

TOTAL ASSETS	$2,560,829			$2,295,937

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$324,155	$932	1.16%	$332,685	$1,458	1.76%
Interest-bearing transaction accounts	764,338	2,836	1.49%	727,245	5,365	2.96%
Time deposits	539,975	5,401	4.00%	511,440	5,773	4.52%
Borrowings	393,754	4,171	4.24%	205,381	2,819	5.49%

Total interest -bearing liabilities	2,022,222	13,340	2.65%	1,776,751	15,415	3.47%

Noninterest-bearing liabilities:
Demand deposits	304,372			300,410
Other liabilities	16,748			15,416
Stockholders’ equity	217,487			203,360

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,560,829			$2,295,937

Net interest income/spread		22,876	3.54%		17,952	2.93%
Tax equivalent basis adjustment		340			407

NET INTEREST INCOME		$22,536			$17,545

Net interest margin (C)			3.91%			3.45%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest -earning assets.

Interest income on a tax equivalent basis increased from $33.4 million in the second quarter of 2007 to $36.2 million in 2008, an increase of $2.8 million or 9%. The increase in interest income was due to an increase in average interest-earning assets of $261.8 million, or 13%, and a change in the mix of interest-earning assets. Loans and leases as a percent of interest-earning assets increased from 80% in the second quarter of 2007 to 83% in 2008 while total investment securities as a percent of interest-earning assets decreased from 19% in the second quarter of 2007 to 16% in the second quarter of 2008. Loans and leases typically earn higher yields than investment securities. The yield on earning assets declined from 6.40% in the second quarter of 2007 to 6.19% in the second quarter of 2008 due to the declining rate environment.

Total interest expense decreased from $15.4 million in the second quarter of 2007 to $13.3 million in the second quarter of 2008, a decrease of $2.1 million, or 13%. Average interest-bearing liabilities increased $245.5 million, but the cost of those liabilities decreased from 3.47% in 2007 to 2.65% in 2008. The decrease in liability yields reflects the decrease in short term interest rates, as the Federal Reserve Bank lowered the federal funds target rate from 4.25% at year end 2007 to 2.00% at the end of the second quarter of 2008. Lakeland lowered its deposit rates to reflect this lower interest rate environment. Average deposits increased from $1.87 billion in the second quarter of 2007 to $1.93 billion in the second quarter of 2008, an increase of $ 61.1 million, or 3%. Average borrowings increased from $205.4 million in 2007 to $393.8 million in 2008 to fund loan growth. The average rate paid on these borrowings declined 125 basis points due to the declining rate environment.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans and leases, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

In the second quarter of 2008, an $8.2 million provision for loan and lease losses was recorded primarily to reflect the impact that current economic conditions have had on a portion of Lakeland’s lease portfolio. This compares to a $671,000 provision for the same period last year. Higher diesel fuel costs have impacted independent truckers and equipment lease originators, including one originator which can no longer fulfill all of its obligations under contractual recourse provisions. As of June 30, 2008, the Company had $46 million outstanding from this originator from approximately 1,400 leases of which approximately 75% is current or less than 30 days past due. A $6.7 million provision was recorded for the leasing division including a $6.3 million provision for the aforementioned originator.

During the second quarter of 2008, the Company charged off loans of $3.6 million including $2.6 million related to the aforementioned leasing originator and recovered $150,000 in previously charged off loans compared to $764,000 and $134,000, respectively, during the same period in 2007. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income decreased $1.5 million from the second quarter of 2007 to the second quarter of 2008. Included in noninterest income for the second quarter of 2007 was a $1.8 million gain on investment securities in the Company’s portfolio. Commissions and fees increased from $785,000 in the second quarter of 2007 to $873,000 in the second quarter of 2008 primarily due to an increase in investment services income. Service charges on deposit accounts totaling $2.8 million increased by $189,000, or 7% in the second quarter of 2008, as compared to the same period last year, primarily due to increased fees on uncollected balances. Other income declined from $192,000 in the second quarter of 2007 to $113,000 in the second quarter of 2008 primarily because of a decline in gains on sales of furniture and equipment.

Noninterest Expense

Noninterest expense for the second quarter of 2008 and 2007 was $14.4 million. Salary and benefit expense decreased by $405,000 or 5% to $7.7 million. In the second quarter of 2008, $750,000 in previously accrued commission and bonus expense was reversed. Net occupancy expense increased 5% to $1.4 million as a result of two branches that were opened in the second quarter of 2007. Stationery, supplies and postage decreased 9% to $409,000 in the second quarter of 2008 as a result of costs incurred from the two new branch openings in the second quarter of 2007. Other expenses increased by $368,000 or 15% to $2.8 million in the second quarter of 2008, primarily due to a $244,000 increase in the FDIC assessment. The Company’s efficiency ratio was 51.89% in the second quarter of 2008, compared to 64.12% for the same period last year. The efficiency ratio expresses the relationship between noninterest expense (excluding other real estate expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities). The efficiency ratio decreased due to the increase in revenues resulting from the Company’s improved net interest margin.

(Year-to-Date 2008 Compared to Year-to-Date 2007)

Net Income

Net income for the first half of 2008 was $8.4 million, compared to $9.9 million for the same period in 2007, a decrease of $1.5 million or 15%. Diluted earnings per share were $0.36 for the first half of 2008, a $0.06 or 14% decrease over what was reported for the same period last year. Annualized Return on Average Assets was 0.67% and Annualized Return on Average Equity was 7.87% for the first half of 2008.

Net Interest Income

Net interest income on a tax equivalent basis for the first half of 2008 was $43.7 million, an $8.2 million or 23% increase from the $35.5 million earned in the first half of 2007. The increase in net interest income primarily resulted from a more favorable mix of earning assets and a decrease in the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the six months ended, June 30, 2008			For the six months ended, June 30, 2007
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$1,927,309	$63,389	6.61%	$1,634,257	$55,677	6.87%
Taxable investment securities	315,306	7,038	4.46%	326,549	7,168	4.39%
Tax-exempt securities	73,374	2,057	5.61%	83,902	2,372	5.65%
Federal funds sold (B)	14,922	225	3.02%	26,396	680	5.15%

Total interest-earning assets	2,330,911	72,709	6.27%	2,071,104	65,897	6.41%

Noninterest-earning assets:
Allowance for loan and lease losses	(15,376)			(13,688)
Other assets	230,441			223,894

TOTAL ASSETS	$2,545,976			$2,281,310

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$320,589	$2,196	1.38%	$329,242	$2,804	1.72%
Interest-bearing transaction accounts	778,408	7,038	1.82%	730,458	10,810	2.98%
Time deposits	559,926	11,717	4.19%	512,406	11,446	4.47%
Borrowings	360,134	8,052	4.47%	198,065	5,373	5.43%

Total interest-bearing liabilities	2,019,057	29,003	2.88%	1,770,171	30,433	3.45%

Noninterest-bearing liabilities:
Demand deposits	295,534			294,751
Other liabilities	16,190			15,168
Stockholders’ equity	215,195			201,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,545,976			$2,281,310

Net interest income/spread		43,706	3.39%		35,464	2.96%
Tax equivalent basis adjustment		720			830

NET INTEREST INCOME		$42,986			$34,634

Net interest margin (C)			3.77%			3.45%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $65.9 million in the first half of 2007 to $72.7 million in 2008, an increase of $6.8 million or 10%. The increase in interest income was due to an increase in average interest-earning assets of $259.8 million, or 13%, and a change in the mix of interest-earning assets similar to the change in mix described above in the comparison of the results of operations between the second quarter of 2008 and the second quarter of 2007.

Total interest expense decreased from $30.4 million in the first half of 2007 to $29.0 million in the first half of 2008, a decrease of $1.4 million, or 5%. Average interest-bearing liabilities increased $248.9 million, but the cost of those liabilities decreased from 3.45% in 2007 to 2.88% in 2008. The decrease in liability yields reflects the decrease in short term interest rates resulting from the drop in the federal funds target rate. Lakeland lowered its deposit rates to reflect this lower interest rate environment. Average deposits increased from $1.87 billion in the first half of 2007 to $1.95 billion in the first half of 2008, an increase of $87.6 million, or 5%. Average borrowings increased from $198.1 million in 2007 to $360.1 million in 2008 to fund loan growth. The average rate paid on these borrowings declined 96 basis points due to the declining rate environment.

Provision for Loan and Lease Losses

The provision for loan and lease losses increased to $9.4 million for the first half of 2008 from $1.3 million for the same period last year. This was a result of management’s evaluation of the adequacy of the allowance for loan and lease losses and the impact current economic conditions have had on our lease portfolio as previously mentioned in the quarterly analysis. During the first half of 2008, the Company charged off loans of $4.2 million and recovered $241,000 in previously charged off loans compared to $1.2 million and $396,000, respectively, during the same period in 2007. The higher provision for loan and lease losses reflects loan growth and a higher level of non-performing loans and leases and net charge-offs in the first half of 2008 compared to the first half of 2007. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income totaled $9.0 million for the first six months of 2008, as compared to $10.1 million for the same period last year, a decrease of 10%. Gains on investment securities were $52,000 for the first six months of 2008, as compared to $1.8 million for the first six months of 2007. Service charges on deposit accounts and commissions and fees increased because of the same factors discussed in the comparison of the results of operations between second quarter 2008 and second quarter 2007. Leasing income increased $514,000 to $812,000 resulting from a gain on sale of leases of $452,000 in first quarter 2008. Other income decreased $391,000 to $268,000 due to a $319,000 gain on the sale of a branch office in first quarter 2007.

Noninterest Expense

For the first six months of 2008, noninterest expense was $29.8 million, compared to $28.8 million in 2007, an increase of 3%. Salary and benefit costs decreased by $158,000, to $16.1 million. Net occupancy expense increased by $187,000, or 7% to $3.1 million and furniture and equipment expense increased $174,000, or 7% to $2.5 million primarily due to the opening of two new branches in the second quarter of 2007. Other expenses increased by $783,000, or 16% to $5.7 million primarily due to the increased FDIC assessment fees and consulting costs. The Company’s efficiency ratio was 55.40% in the first half of 2008, compared to 64.33% for the same period last year resulting from an increase in net interest income as discussed above.

Income Taxes

The Company’s effective tax rate increased from 32.6% in the first half of 2007 to 34.4% in the first half of 2008 because of a decrease in the amount of tax advantaged income as a percent of taxable income.

Financial Condition

The Company’s total assets increased $58.3 million or 2% from $2.51 billion at December 31, 2007, to $2.57 billion at June 30, 2008. Total deposits decreased from $1.99 billion on December 31, 2007 to $1.96 billion on June 30, 2008, a decrease of $31.2 million or 2%. Long term debt increased by $49.3 million from $171.8 million on December 31, 2007 to $221.0 million on June 30, 2008 to finance loan and lease growth.

Loans and Leases

Gross loans and leases increased from $1.88 billion on December 31, 2007 to $1.98 billion on June 30, 2008, an increase of $101.0 million, or 5%. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and leases and other real estate owned on the dates presented:

(in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Non-performing loans and leases:
Non-accrual loans and leases	$11,472	$10,159	$8,054
Renegotiated loans and leases	—	—	—

TOTAL NON-PERFORMING LOANS AND LEASES	11,472	10,159	8,054
Other real estate and other repossessed assets	1,688	185	—

TOTAL NON-PERFORMING ASSETS	$13,160	$10,344	$8,054

Loans and leases past due 90 days or more and still accruing	$247	$667	$6

Non-performing assets increased from $10.3 million on December 31, 2007, or 0.41% of total assets, to $13.2 million, or 0.51% of total assets, on June 30, 2008. The increase in non-accrual loans and leases from $10.2 million on December 31, 2007 to $11.5 million on June 30, 2008 included $1.8 million in leases related to the originator who can no longer fulfill all of its obligations under contractual recourse provisions. Other repossessed assets also increased from $185,000 on December 31, 2007 to $1.7 million on June 30, 2008 which included $1.4 million in repossessed assets from the aforementioned leasing originator. Loans and leases past due ninety days or more and still accruing at June 30, 2008 decreased $420,000 to $247,000 from $667,000 on December 31, 2007. Loans and leases past due 90 days or more and still accruing are those loans and leases that are both well-secured and in process of collection.

On June 30, 2008, the Company had $10.2 million in impaired loans and leases (consisting primarily of non-accrual loans and leases) compared to $9.8 million at year-end 2007. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases or is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $2.4 million has been allocated as a portion of the allowance for loan and lease losses for impairment at June 30, 2008. At June 30, 2008, the Company also had $21.6 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

As described herein, in the second quarter of 2008, an $8.2 million provision for loan and lease losses was recorded primarily to reflect the impact that current economic conditions, particularly the increase in diesel fuel costs, have had on a portion of the Company’s lease portfolio. Continuing increases in fuel costs and a downturn in general economic conditions could impact other portions of the loan and lease portfolio, and result in the recording of additional provisions in the future to reflect any such impact.

In addition, the Company has taken various steps with respect to the Leasing Division, including realigning the reporting lines for all loan and lease originating activities of the Bank under the Chief Loan Officer and changing the Leasing Division’s lending authority.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans and leases charged-off and the amount of loan recoveries:

(dollars in thousands)	Six months ended June 30, 2008	Year ended December 31, 2007	Six months ended June 30, 2007
Balance of the allowance at the beginning of the year	$14,689	$13,454	$13,454

Loans and leases charged off:
Commercial	437	3,601	100
Leases	3,039	425	364
Home Equity and consumer	589	1,341	690
Real estate—mortgage	123	—	—

Total loans charged off	4,188	5,367	1,154

Recoveries:
Commercial	31	209	195
Leases	—	2	1
Home Equity and consumer	210	415	200
Real estate—mortgage	—	—	—

Total Recoveries	241	626	396

Net charge-offs:	3,947	4,741	758
Provision for loan and lease losses	9,425	5,976	1,273

Ending balance	$20,167	$14,689	$13,969

Ratio of annualized net charge-offs to average loans and leases outstanding	0.41%	0.28%	0.09%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.02%	0.78%	0.82%

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2008. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $402.6 million on December 31, 2007 to $361.0 million on June 30, 2008, a decrease of $41.6 million, or 10% which included sales and maturities of securities used to fund loan growth.

Deposits

Total deposits decreased from $1.99 billion on December 31, 2007 to $1.96 billion on June 30, 2008, a decrease of $31.2 million, or 2%. Time deposits declined from $604.2 million on December 31, 2007 to $551.8 million on June 30, 2008, a decrease of $52.4 million or 9%. This decrease was partially due to a $33.4 million decrease in time deposits $100,000 and over, primarily in the municipal sector. As an alternative to higher costing, short-term municipal CD’s, we elected to borrow long-term in this lower rate environment. Time deposits also declined because of the maturity of high rate time deposits that we gathered in a deposit promotion in the last half of 2007. Because of the lower interest rate environment, some of these deposits have migrated to core deposit accounts.

Liquidity

Cash and cash equivalents, totaling $61.3 million on June 30, 2008, increased $4.1 million from December 31, 2007. Operating activities, principally the result of the Company’s net income, provided $16.1 million in net cash. Investing activities used $67.2 million in net cash, primarily reflecting the use of funds for loan originations. Financing activities provided $55.3 million in net cash, reflecting an increase of $38.6 million in federal funds purchased and securities sold under agreements to repurchase and an increase of $49.3 million in long-term debt. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At June 30, 2008, the Company had outstanding loan origination commitments of $427.7 million. These commitments include $366.0 million that mature within one year; $29.2 million that mature after one but within three years; $2.1 million that mature after three but within five years and $30.4 million that mature after five years. The Company also had $9.6 million in letters of credit outstanding at June 30, 2008. This included $8.8 million that are maturing within one year and $791,000 that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $185.4 million.

Capital Resources

Stockholders’ equity increased from $211.6 million on December 31, 2007 to $216.5 million on June 30, 2008. Book value per common share increased to $9.18 on June 30, 2008 from $9.09 on December 31, 2007. The increase in stockholders’ equity from December 31, 2007 to June 30, 2008 was primarily due to net income offset by dividends and a cumulative adjustment for adoption of EITF 06-4 of $546,000. For more information, please see Note 11 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Stockholders equity also increased $2.9 million resulting from the exercise of stock options. Accumulated other comprehensive loss increased ($1.7) million to $(3.6) million resulting from a decline in market value in the securities portfolio.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2008, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at June 30, 2008 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio June 30, 2008	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2008	Total Capital to Risk-Weighted Assets Ratio June 30, 2008
The Company	8.20%	10.21%	11.35%
Lakeland Bank	7.66%	9.56%	10.61%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At June 30, 2008, the cumulative one-year gap was ($371.1) million or (14.4%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at June 30, 2008 was $316.4 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (10.5%) and would increase 0.8% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (3.2%), and would increase 2.5% for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

August 8, 2008

Date