Form 10-Q
period 2008-09-30
LAKELAND BANCORP INC
filed 2008-11-10
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            September 30, 2008

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

As of October 31, 2008 there were 23,643,377 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

		PAGE
	Part I Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets - September 30, 2008 (unaudited) and December 31, 2007	1

	Consolidated Income Statements and Consolidated Statements of Comprehensive Income- Unaudited Three Months and Nine Months ended September 30, 2008 and 2007	2

	Consolidated Statements of Changes in Stockholders’ Equity - Unaudited Nine Months ended September 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows - Unaudited Nine Months ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

	Part II Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2008 (unaudited)	December 31, 2007
	(dollars in thousands)
Cash	$43,443	$46,837
Federal funds sold and Interest-bearing deposits due from banks	15,297	10,351
Total cash and cash equivalents	58,740	57,188
Investment securities available for sale, at fair value	235,562	273,247
Investment securities held to maturity; fair value of $105,102 in 2008 and $129,207 in 2007	105,182	129,360
Loans and leases, net of deferred costs	2,015,738	1,886,535
Less: allowance for loan and lease losses	20,182	14,689
Net loans	1,995,556	1,871,846
Premises and equipment - net	29,353	30,093
Accrued interest receivable	8,139	8,579
Goodwill	87,111	87,111
Other identifiable intangible assets, net	2,967	3,763
Bank owned life insurance	39,066	38,112
Other assets	19,052	14,472
TOTAL ASSETS	$2,580,728	$2,513,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$307,682	$292,029
Savings and interest-bearing transaction accounts	1,115,841	1,091,205
Time deposits under $100 thousand	348,520	364,477
Time deposits $100 thousand and over	179,498	239,694
Total deposits	1,951,541	1,987,405
Federal funds purchased and securities sold under agreements to repurchase	53,049	49,294
Long-term debt	266,003	171,755
Subordinated debentures	77,322	77,322
Other liabilities	13,146	16,396

TOTAL LIABILITIES	2,361,061	2,302,172

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 24,740,564 at September 30, 2008 and December 31, 2007; outstanding shares, 23,630,539 at September 30, 2008 and 23,281,015 at December 31, 2007	257,270	258,037
Accumulated deficit	(17,771)	(24,465)
Treasury stock, at cost, 1,110,025 shares in 2008 and 1,459,549 shares in 2007	(15,282)	(20,140)
Accumulated other comprehensive loss	(4,550)	(1,833)
TOTAL STOCKHOLDERS’ EQUITY	219,667	211,599
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,580,728	$2,513,771

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$32,336	$30,219	$95,725	$85,896
Federal funds sold and interest-bearing deposits with banks	68	571	293	1,251
Taxable investment securities	3,331	3,756	10,369	10,924
Tax-exempt investment securities	527	742	1,864	2,284
TOTAL INTEREST INCOME	36,262	35,288	108,251	100,355
INTEREST EXPENSE
Deposits	8,973	13,589	29,924	38,649
Federal funds purchased and securities sold under agreements to repurchase	437	665	1,356	1,834
Long-term debt	3,712	2,841	10,845	7,045
TOTAL INTEREST EXPENSE	13,122	17,095	42,125	47,528
NET INTEREST INCOME	23,140	18,193	66,126	52,827
Provision for loan and lease losses	3,273	789	12,698	2,062
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	19,867	17,404	53,428	50,765
NONINTEREST INCOME
Service charges on deposit accounts	2,856	2,696	8,261	7,846
Commissions and fees	847	771	2,672	2,335
Gains on investment securities	1	0	53	1,769
Income on bank owned life insurance	344	331	1,015	973
Leasing Income	109	125	921	423
Other income	61	123	329	782
TOTAL NONINTEREST INCOME	4,218	4,046	13,251	14,128
NONINTEREST EXPENSE
Salaries and employee benefits	8,282	8,123	24,379	24,378
Net occupancy expense	1,511	1,493	4,574	4,369
Furniture and equipment	1,165	1,222	3,697	3,580
Stationery, supplies and postage	370	383	1,243	1,232
Marketing expense	648	456	1,650	1,411
Core deposit intangible amortization	265	298	796	893
Other expenses	2,679	2,357	8,336	7,231
TOTAL NONINTEREST EXPENSE	14,920	14,332	44,675	43,094
Income before provision for income taxes	9,165	7,118	22,004	21,799
Provision for income taxes	3,309	2,319	7,728	7,106
NET INCOME	$5,856	$4,799	$14,276	$14,693

PER SHARE OF COMMON STOCK
Basic earnings	$0.25	$0.21	$0.61	$0.63
Diluted earnings	$0.25	$0.21	$0.61	$0.63

Dividends	$0.10	$0.10	$0.30	$0.29

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
NET INCOME	$5,856	$4,799	$14,276	$14,693

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains (losses) arising during period	(985)	1,414	(2,643)	504
Less: reclassification for gains included in net income	1	0	35	1,203
Change in pension liability, net	5	11	(39)	33
Other Comprehensive Gain (Loss ), net of income taxes	(981)	1,425	(2,717)	(666)
TOTAL COMPREHENSIVE INCOME	$4,875	$6,224	$11,559	$14,027

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months ended September 30, 2008

	Common stock				Accumulated Other
	Number of Shares	Amount	Accumulated deficit	Treasury Stock	Comprehensive Loss	Total
	(dollars in thousands)
BALANCE DECEMBER 31, 2007	24,740,564	$258,037	($24,465)	($20,140)	($1,833)	$211,599
Cumulative adjustment for adoption of EITF 06-04			(546)			(546)
BALANCE JANUARY 1, 2008 as revised	24,740,564	$258,037	($25,011)	($20,140)	($1,833)	$211,053
Net Income			14,276			14,276
Other comprehensive loss net of tax					(2,717)	(2,717)
Issuance of stock for restricted stock awards		(993)		993		—
Stock based compensation		249			—	249
Exercise of stock options, net of excess tax benefits		(31)		2,915		2,884
Issuance of stock to dividend reinvestment and stock purchase plan		8	(908)	950		50
Cash dividends			(6,128)			(6,128)
BALANCE September 30, 2008 (UNAUDITED)	24,740,564	$257,270	($17,771)	($15,282)	($4,550)	$219,667

Nine Months ended September 30, 2007

	Common stock				Accumulated Other
	Number of Shares	Amount	Accumulated deficit	Treasury Stock	Comprehensive Loss	Total
	(dollars in thousands)
BALANCE DECEMBER 31, 2006	23,563,463	$242,661	($17,526)	($22,565)	($3,070)	$199,500
Cumulative adjustment for adoption of FIN 48			509			509
BALANCE JANUARY 1, 2007	23,563,463	$242,661	($17,017)	($22,565)	($3,070)	$200,009
Net Income			14,693			14,693
Other comprehensive loss net of tax					(666)	(666)
Stock based compensation		111				111
Issuance of stock for restricted stock awards		(597)		597		—
Exercise of stock options, net of excess tax benefits		(398)		875		477
Issuance of stock to dividend reinvestment and stock purchase plan		(94)	(464)	558		—
Repurchase of stock in recission offer				(11)		(11)
Stock dividend	1,178,173	16,577	(16,577)
Cash dividends			(6,167)			(6,167)
BALANCE September 30, 2007 (UNAUDITED)	24,741,636	$258,260	($25,532)	($20,546)	($3,736)	$208,446

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$14,276	$14,693
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,022	250
Depreciation and amortization	3,397	3,602
Provision for loan and lease losses	12,698	2,062
Gain on securities	(53)	(1,769)
Gain on sale of leases	(300)	(51)
Gain on sale of branch	—	(319)
Stock-based compensation	249	111
Increase in other assets	(1,215)	(1,241)
Increase (decrease) in other liabilities	(4,146)	217
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,928	17,555
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	79,105	47,955
Held to maturity	30,143	25,220
Proceeds from sales of securities:
Available for sale	10,108	2,438
Held to maturity	—	—
Purchase of securities:
Available for sale	(56,081)	(34,425)
Held to maturity	(6,107)	(12,209)
Net increase in loans and leases	(136,658)	(196,246)
Proceeds from the sale of branch premises and equipment	—	948
Capital expenditures	(1,861)	(2,070)
Net change in other repossessed assets	(2,087)	—
NET CASH USED IN INVESTING ACTIVITIES	(83,438)	(168,389)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(35,864)	110,684
Increase in federal funds purchased and securities sold under agreements to repurchase	3,755	13,090
Repayments of long-term debt	(30,855)	(40,855)
Issuance of long-term debt	125,103	70,000
Issuance of subordinated debentures	—	20,619
Purchase of treasury stock	—	(11)
Exercise of stock options	2,884	389
Excess tax benefits	117	88
Issuance of stock to dividend reinvestment and stock purchase plan	50	—
Dividends paid	(6,128)	(6,167)
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,062	167,837
Net increase in cash and cash equivalents	1,552	17,003
Cash and cash equivalents, beginning of year	57,188	79,964
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,740	$96,967

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends including the stock dividend declared on October 16, 2007, paid on November 16, 2007 to shareholders of record on October 31, 2007.

Note 2. Stock-Based Compensation

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options and supplemental stock options to employees of the Company, including those employees serving as officers and directors of the Company. The Plan authorizes options to purchase up to 2,257,368 shares of common stock of the Company. The Company has no option awards with market or performance conditions attached to them. The Company’s equity compensation program allows for the grant of restricted shares, as well as stock option grants. The Company generally issues shares for option exercises from its treasury stock.

Share-based compensation expense of $249,000 and $111,000 was recognized for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was unrecognized compensation cost of $1.3 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of 3.5 years. Unrecognized compensation expense related to unvested stock options was approximately $103,000 as of September 30, 2008 and is expected to be recognized over a period of approximately three years.

In the first nine months of 2008, the Company granted 72,000 shares of restricted stock at a weighted market value of $12.85 per share. Compensation expense is expected to be approximately $194,000 per year over an average period of 4.1 years. In April 2008, the Company granted options to purchase 25,000 shares to a new non-employee director of the Company at an exercise price of $13.16 per share. The director’s options vest in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. The Company estimated the fair value of the option grant using a Black-Sholes option pricing model using the following assumptions: The risk-free interest rate was 3.09%; the expected dividend yield 3.25%; the expected volatility was 32% and the expected life was seven years. The fair value of the option granted was estimated to be $3.42. The expected compensation expense to be recorded over the vesting period will be $86,000.

There were no grants of stock options or restricted stock during the first nine months of 2007.

Option activity under the Company’s stock option plans as of September 30, 2008 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value
Outstanding, January 1, 2008	1,156,240	$12.71
Granted	25,000	13.16
Exercised	(210,938)	13.17
Forfeited	(71,416)	15.10

Outstanding, September 30, 2008	898,886	$12.42	4.78	$907,109

Options exercisable at September 30, 2008	863,136	$12.43	4.60	$902,991

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options).

Stock options outstanding were 898,886 and 1,158,978 at September 30, 2008 and 2007, respectively. The aggregate intrinsic value of options exercised during the first nine months ended September 30, 2008 and 2007 was $364,000 and $331,000, respectively. Exercise of stock options during the first nine months of 2008 and 2007 resulted in cash receipts of $2.9 million and $389,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the nine months ended September 30, 2008 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2008	48,423	$12.75
Granted	72,000	12.85
Forfeited	(2,192)	12.77

Outstanding, September 30, 2008	118,231	$12.81

Note 3. Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	September 30, 2008			September 30, 2007
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	($1,605)	$620	($985)	$2,223	($809)	$1,414
Less reclassification adjustment for net gains arising during the period	1	$0	1	0	0	0
Net unrealized gains (losses)	($1,606)	$620	($986)	$2,223	($809)	$1,414
Change in minimum pension liability	7	(2)	5	17	(6)	11
Other comprehensive income (loss), net	($1,599)	$618	($981)	$2,240	($815)	$1,425

For the nine months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)			(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding gains (losses) arising during period	($4,222)	$1,579	($2,643)	$704	($200)	$504
Less reclassification adjustment for net gains arising during the period	53	(18)	35	1,769	(566)	1,203
Net unrealized losses	($4,275)	$1,597	($2,678)	($1,065)	$366	($699)
Change in minimum pension liability	(60)	21	(39)	50	(17)	33
Other comprehensive loss, net	($4,335)	$1,618	($2,717)	($1,015)	$349	($666)

Note 4. Statement of Cash Flow Information.

	For the nine months ended September 30,
	2008	2007
Supplemental schedule of noncash investing and financing activities:	(in thousands)
Cash paid during the period for income taxes	$9,237	$6,033
Cash paid during the period for interest	43,781	47,080
Transfers of loans and leases into other repossessed assets	3,019	—

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

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends including the stock dividend declared on October 16, 2007, paid on November 16, 2007 to shareholders of record on October 31, 2007. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands except per share data)	2008	2007	2008	2007
Income applicable to common stock	$5,856	$4,799	$14,276	$14,693

Weighted average number of common shares outstanding - basic	23,541	23,205	23,423	23,177
Share-based plans	82	90	95	98

Weighted average number of common shares and common share equivalents - diluted	23,623	23,295	23,518	23,275

Basic earnings per share	$0.25	$0.21	$0.61	$0.63

Diluted earnings per share	$0.25	$0.21	$0.61	$0.63

Options to purchase 691,902 shares of common stock and 66,000 shares of restricted stock at a weighted average price of $13.95 and $13.06 per share, respectively, were outstanding and were not included in the computation of diluted earnings per share for the quarter ended September 30, 2008 because the option exercise price and the grant-date price were greater than the average market price. Options to purchase 902,205 shares of common stock at a weighted average price of $14.11 per share were outstanding and were not included in the computations of diluted earnings per share for the quarter ended September 30, 2007.

Options to purchase 691,902 shares of common stock at a weighted average price of $13.95 per share were outstanding and were not included in the computation of diluted earnings per share for the nine months ended September 30, 2008 because the option exercise price was greater than the average market price. Options to purchase 902,205 shares of common stock at a weighted average price of $14.11 per share were outstanding and were not included in the computations of diluted earnings per share for the nine months ended September 30, 2007.

Note 6. Investment Securities

AVAILABLE FOR SALE	September 30, 2008				December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$25,983	$185	($98)	$26,070	$48,314	$289	$(151)	$48,452
Mortgage-backed securities	160,773	343	(3,378)	157,738	161,520	307	(1,761)	160,066
Obligations of states and political subdivisions	12,114	153	(39)	12,228	25,550	199	(38)	25,711
Other debt securities	16,580	5	(3,267)	13,318	17,124	—	(1,523)	15,601
Other equity securities	26,504	178	(474)	26,208	22,856	921	(360)	23,417
	$241,954	$864	$(7,256)	$235,562	$275,364	$1,716	$(3,833)	$273,247

HELD TO MATURITY	September 30, 2008				December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$21,757	$220	$—	$21,977	$31,493	$151	$(13)	$31,631
Mortgage-backed securities	36,150	40	(281)	35,909	40,849	73	(338)	40,584
Obligations of states and political subdivisions	45,686	337	(146)	45,877	55,421	200	(158)	55,463
Other	1,589	—	(250)	1,339	1,597	—	(68)	1,529
	$105,182	$597	$(677)	$105,102	$129,360	$424	$(577)	$129,207

	September 30, 2008
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$11,158	$11,145	$20,227	$20,330
Due after one year through five years	27,295	27,462	22,458	22,759
Due after five years through ten years	13,484	10,716	24,008	23,783
Due after ten years	2,740	2,293	2,339	2,321
	54,677	51,616	69,032	69,193
Mortgage-backed securities	160,773	157,738	36,150	35,909
Other investments	26,504	26,208	—	—
Total securities	$241,954	$235,562	$105,182	$105,102

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

Note 7. Loans and Leases.

	September 30, 2008	December 31, 2007
	(in thousands)
Commercial	$914,970	$821,621
Leases	348,928	355,644
Real estate-construction	102,032	91,706
Real estate-mortgage	329,423	301,798
Installment	315,528	310,359
Total loans	2,010,881	1,881,128
Plus: deferred costs	4,857	5,407
Loans net of deferred costs	$2,015,738	$1,886,535

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

The following table shows the Company’s recorded investment in impaired loans and leases and the related valuation allowance calculated under SFAS No. 114 as of September 30, 2008 and 2007, and the average recorded investment in impaired loans and leases during the nine months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding nine months)
September 30, 2008	$ 9.5 million	$1.9 million	$ 9.4 million
September 30, 2007	$ 8.4 million	$1.0 million	$ 3.6 million

Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans and leases of $184,000 and $154,000 in the first nine months of 2008 and 2007, respectively. Interest that would have accrued had the loans and leases performed under original terms would have been $509,000 and $541,000 for the first nine months of 2008 and 2007, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton defined pension plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Interest cost	$25	$24	$74	$75
Expected return on plan assets	(23)	($21)	(69)	(64)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	6	8	17	23
Net periodic benefit expense	$8	$11	$22	$34

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$6	$5	$17	$14
Interest cost	15	13	45	40
Amortization of prior service cost	7	9	23	27
Amortization of unrecognized net actuarial loss	2	—	7	—
Net periodic benefit expense	$30	$27	$92	$81

The Company made contributions of $99,000 to the plan in the nine months ended September 30, 2008 and does not expect to make any more contributions in 2008.

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

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3 – “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active.” FSP 157-3 clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

The following table sets forth the Company’s financial assets that were accounted for at fair values as of September 30, 2008 by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of September 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets:
Investment securities, available for sale	$2,445	$233,117	—	$235,562
Investment securities, held to maturity	—	105,102	—	$105,102
Impaired Loans	—	—	9,519	9,519

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The value of the equipment may be determined by an appraiser, if significant, or by the value on the borrower’s financial statements. Field examiner reviews of accounts receivable and inventory may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Impaired loans and leases were $9.5 million and $9.8 million at September 30, 2008 and December 31, 2007, respectively. During the first nine months of 2008, there were new impaired loans and leases of $9.2 million, payments of $6.0 million, charge-offs of $3.1 million and repossessions of $423,000.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is not expected to result in a change in current practice nor have a material impact on the Company.

In April 2008, the FASB posted FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”). This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS) as described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions, and is not expected to have a material effect on the Company’s EPS.

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

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan or lease principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

Results of Operations

(Third Quarter 2008 Compared to Third Quarter 2007)

Net Income

Net income for the third quarter of 2008 was $5.9 million, compared to $4.8 million for the same period in 2007, an increase of $1.1 million or 22%. Diluted earnings per share were $0.25 for the third quarter of 2008, compared to $0.21 per share for the same period last year. Annualized Return on Average Assets was 0.90% and Annualized Return on Average Equity was 10.70% for the third quarter of 2008.

The factors that influenced third quarter net income in 2008 compared to the same period in 2007 included a $4.9 million increase in net interest income resulting from a reduction in the cost of interest bearing liabilities and continued loan growth. A $2.5 million increase in the provision for loan and lease losses was recorded primarily to reflect the impact that current economic conditions, particularly the increase in diesel fuel costs, have had on our lease portfolio. These factors will be discussed in further detail below.

Net Interest Income

Net interest income on a tax equivalent basis for the third quarter of 2008 was $23.4 million, a $4.8 million or 26% increase from the $18.6 million earned in the third quarter of 2007. The increase in net interest income primarily resulted from a favorable mix of earning assets and a decrease in the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, September 30, 2008			For the three months ended, September 30, 2007
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$2,002,869	$32,336	6.42%	$1,741,187	$30,219	6.89%
Taxable investment securities	301,042	3,331	4.43%	327,050	3,756	4.59%
Tax-exempt securities	58,846	811	5.51%	80,652	1,142	5.66%
Federal funds sold (B)	14,718	68	1.85%	44,620	571	5.12%
Total interest-earning assets	2,377,475	36,546	6.12%	2,193,509	35,688	6.46%

Noninterest-earning assets:
Allowance for loan and lease losses	(20,198)			(14,161)
Other assets	217,506			224,867
TOTAL ASSETS	$2,574,783			$2,404,215
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$308,840	$879	1.13%	$325,514	$1,519	1.85%
Interest-bearing transaction accounts	816,474	3,437	1.67%	751,895	5,738	3.03%
Time deposits	519,949	4,657	3.58%	544,471	6,332	4.65%
Borrowings	391,567	4,149	4.24%	253,564	3,506	5.53%
Total interest-bearing liabilities	2,036,830	13,122	2.57%	1,875,444	17,095	3.63%
Noninterest-bearing liabilities:
Demand deposits	306,480			308,250
Other liabilities	13,705			15,787
Stockholders’ equity	217,768			204,734
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,574,783			$2,404,215
Net interest income/spread		23,424	3.55%		18,593	2.83%
Tax equivalent basis adjustment		284			400
NET INTEREST INCOME		$23,140			$18,193
Net interest margin (C)			3.92%			3.36%

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(B) Includes interest-bearing cash accounts.

(C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $35.7 million in the third quarter of 2007 to $36.5 million in 2008, an increase of $858,000 or 2%. The increase in interest income was due to an increase in average interest-earning assets of $184.0 million, or 8%, and a change in the mix of interest-earning assets. Loans and leases as a percent of interest-earning assets increased from 79% in the third quarter of 2007 to 84% in 2008 while total investment securities as a percent of interest-earning assets decreased from 19% in the third quarter of 2007 to 15% in the third quarter of 2008. Loans and leases typically earn higher yields than investment securities. The yield on earning assets declined from 6.46% in the third quarter of 2007 to 6.12% in the third quarter of 2008 due to the declining rate environment.

Total interest expense decreased from $17.1 million in the third quarter of 2007 to $13.1 million in the third quarter of 2008, a decrease of $4.0 million, or 23%. Average interest-bearing liabilities increased $161.4 million, but the cost of those liabilities decreased from 3.63% in 2007 to 2.57% in 2008. The decrease in liability yields reflects the decrease in short term interest rates, as the Federal Reserve Bank lowered the federal funds target rate from 4.25% at year end 2007 to 2.0% at the end of the third quarter of 2008. Lakeland lowered its deposit rates to reflect this lower interest rate environment. Average deposits increased from $1.93 billion in the third quarter of 2007 to $1.95 billion in the third quarter of 2008, an increase of $21.6 million, or 1%. Average borrowings increased from $253.6 million in 2007 to $391.6 million in 2008 to fund loan growth. The average rate paid on these borrowings declined 129 basis points due to the declining rate environment.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans and leases, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

In the third quarter of 2008, a $3.3 million provision for loan and lease losses was recorded primarily to reflect the impact that current economic conditions have had on a portion of Lakeland’s lease portfolio. This compares to a $789,000 provision for the same period last year. Higher diesel fuel costs which peaked in third quarter 2008 have impacted independent truckers and equipment lease originators, including one originator which can no longer fulfill all of its obligations under contractual recourse provisions. As of September 30, 2008, the Company had $37 million outstanding from this originator (down from $46 million on June 30, 2008) of which approximately 71% is current or less than 30 days past due. The $3.3 million provision in the third quarter included $1.8 million for the leasing portfolio. The level of the provision in third quarter also considered trends in charge-offs and levels of non-performing loans in the Company’s commercial and consumer loan portfolios.

During the third quarter of 2008, the Company charged off loans of $3.5 million including $2.9 million related to the leasing portfolio and recovered $219,000 in previously charged off loans compared to $161,000 and $98,000 of charge-offs and recoveries, respectively, during the same period in 2007. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $172,000 from the third quarter of 2007 to the third quarter of 2008. Service charges on deposit accounts totaling $2.9 million increased by $160,000, or 6% in the third quarter of 2008, as compared to the same period last year, due to increased demand deposit and ATM fees. Commissions and fees increased from $771,000 in the third quarter of 2007 to $847,000 in the third quarter of 2008 primarily due to an increase in investment services income which increased by $101,000 or 47% to $314,000 in the third quarter of 2008 as compared to the same period last year.

Noninterest Expense

Noninterest expense for the third quarter of 2008 and 2007 was $14.9 million and $14.3 million, respectively. Salary and benefit expense increased by $159,000 or 2% to $8.3 million. Marketing expense increased $192,000 to $648,000 primarily due to deposit promotions. Other expenses increased by $322,000 or 14% to $2.7 million in the third quarter of 2008, primarily due to an increase in FDIC insurance assessments and legal fees. The Company’s efficiency ratio was 53.0% in the third quarter of 2008, compared to 62.0% for the same period last year. The efficiency ratio expresses the relationship between noninterest expense (excluding other real estate expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities). The efficiency ratio decreased due to the increase in revenues resulting from the Company’s improved net interest margin.

(Year-to-Date 2008 Compared to Year-to-Date 2007)

Net Income

Net income for the first nine months of 2008 was $14.3 million, compared to $14.7 million for the same period in 2007, a decrease of $417,000 or 3%. Diluted earnings per share were $0.61 for the first nine months of 2008, a $0.02 or 3%

decrease over what was reported for the same period last year. Annualized Return on Average Assets was 0.75% and Annualized Return on Average Equity was 8.83% for the first nine months of 2008.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2008 was $67.1 million, a $13.1 million or 24% increase from the $54.1 million earned in the first nine months of 2007. The increase in net interest income primarily resulted from a more favorable mix of earning assets and a decrease in the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the nine months ended, September 30, 2008			For the nine months ended, September 30, 2007
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$1,952,680	$95,725	6.55%	$1,670,292	$85,896	6.88%
Taxable investment securities	310,516	10,369	4.45%	326,718	10,924	4.46%
Tax-exempt securities	68,496	2,868	5.58%	82,806	3,514	5.66%
Federal funds sold (B)	14,854	293	2.63%	32,537	1,251	5.13%
Total interest-earning assets	2,346,546	109,255	6.22%	2,112,353	101,585	6.43%

Noninterest-earning assets:
Allowance for loan and lease losses	(16,995)			(13,847)
Other assets	226,098			224,222
TOTAL ASSETS	$2,555,649			$2,322,728
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$316,644	$3,075	1.30%	$327,986	$4,322	1.76%
Interest-bearing transaction accounts	791,190	10,476	1.77%	737,682	16,549	3.00%
Time deposits	546,503	16,373	3.99%	523,212	17,778	4.53%
Borrowings	370,688	12,201	4.39%	216,768	8,879	5.46%
Total interest-bearing liabilities	2,025,025	42,125	2.78%	1,805,648	47,528	3.51%
Noninterest-bearing liabilities:
Demand deposits	299,209			299,300
Other liabilities	15,356			15,375
Stockholders’ equity	216,059			202,405
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,555,649			$2,322,728
Net interest income/spread		67,130	3.44%		54,057	2.91%
Tax equivalent basis adjustment		1,004			1,230
NET INTEREST INCOME		$66,126			$52,827
Net interest margin (C)			3.82%			3.42%

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(B) Includes interest-bearing cash accounts.

(C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $101.6 million in the first nine months of 2007 to $109.3 million in 2008, an increase of $7.7 million or 8%. The increase in interest income was due to an increase in average interest-earning assets of $234.2 million, or 11%, and a change in the mix of interest-earning assets similar to the change in mix described above in the comparison of the results of operations between the third quarter of 2008 and the third quarter of 2007.

Total interest expense decreased from $47.5 million in the first nine months of 2007 to $42.1 million in the first nine months of 2008, a decrease of $5.4 million, or 11%. Average interest-bearing liabilities increased $219.4 million, but the cost of those liabilities decreased from 3.51 % in 2007 to 2.78% in 2008. The decrease in liability yields reflects the decrease in short term interest rates resulting from the drop in the federal funds target rate. Lakeland lowered its deposit rates to reflect this lower interest rate environment. Average deposits increased from $1.89 billion in the first nine months of 2007 to $1.95 billion in the first nine months of 2008, an increase of $65.4 million, or 3%. Average borrowings increased from $216.8 million in 2007 to $370.7 million in 2008 to fund loan growth. The average rate paid on these borrowings declined 107 basis points due to the declining rate environment.

Provision for Loan and Lease Losses

The provision for loan and lease losses increased to $12.7 million for the first nine months of 2008 from $2.1 million for the same period last year. This was a result of management’s evaluation of the adequacy of the allowance for loan and lease losses and the impact current economic conditions have had on our lease portfolio as previously mentioned in the quarterly analysis. During the first nine months of 2008, the Company charged off loans of $7.7 million and recovered $460,000 in previously charged off loans compared to $1.3 million and $492,000, respectively, during the same period in 2007. The higher provision for loan and lease losses reflects trends in non-performing loans and leases and net charge-offs in the first nine months of 2008 compared to the first nine months of 2007. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income totaled $13.3 million for the first nine months of 2008, as compared to $14.1 million for the same period last year, a decrease of 6%. Gains on investment securities were $53,000 for the first nine months of 2008, as compared to $1.8 million for the first nine months of 2007. Service charges on deposit accounts increased because of the same factors discussed in the comparison of the results of operations between third quarter 2008 and third quarter 2007. Commissions and fees increased due to increases in investment services income and due to increased fee income on loans. Leasing income increased $498,000 to $921,000 resulting from a gain on sale of leases of $452,000 in the first quarter of 2008. Other income decreased $453,000 to $329,000 due to a $319,000 gain on the sale of a branch office in first quarter 2007.

Noninterest Expense

For the first nine months of 2008, noninterest expense was $44.7 million, compared to $43.1 million in 2007, an increase of 4%. Salary and benefit costs remained unchanged at $24.4 million. Marketing expense increased $239,000 or 17% to $1.7 million as a result of the same factors discussed in the comparison of the result of operations between the third quarter of 2008 compared to the third quarter of 2007. Other expenses increased by $1.1 million, or 15% to $8.3 million primarily due to the increased FDIC assessment fees, consulting costs and legal fees. The Company’s efficiency ratio was 54.6% in the first nine months of 2008, compared to 63.6% for the same period last year resulting from an increase in net interest income as discussed above.

Income Taxes

The Company’s effective tax rate increased from 32.6% in the first nine months of 2007 to 35.1% in the first nine months of 2008 because of a decrease in the amount of tax advantaged income as a percent of taxable income.

Financial Condition

The Company’s total assets increased $67.0 million or 3% from $2.51 billion at December 31, 2007, to $2.58 billion at September 30, 2008. Total deposits decreased from $1.99 billion on December 31, 2007 to $1.95 billion on September 30, 2008, a decrease of $35.9 million or 2%. Long term debt increased by $94.2 million from $171.8 million on December 31, 2007 to $266.0 million on September 30, 2008 to finance loan growth.

Loans and Leases

Gross loans and leases increased from $1.88 billion on December 31, 2007 to $2.01 billion on September 30, 2008, an increase of $129.8 million, or 7%. The major areas of loan growth were in commercial loans and residential mortgages which increased $93.3 million and $27.6 million, respectively, from December 31, 2007 to September 30, 2008. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and leases and other real estate owned on the dates presented:

(in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Non-performing loans and leases:
Non-accrual loans and leases	$11,455	$10,159	$8,784
Renegotiated loans and leases	—	—	—

TOTAL NON-PERFORMING LOANS AND LEASES	11,455	10,159	8,784
Other real estate and other repossessed assets	2,087	185	—

TOTAL NON-PERFORMING ASSETS	$13,542	$10,344	$8,784

Loans and leases past due 90 days or more and still accruing	$329	$667	$252

Non-performing assets increased from $10.3 million on December 31, 2007, or 0.41% of total assets, to $13.5 million, or 0.52% of total assets, on September 30, 2008. The increase in non-accrual loans and leases from $10.2 million on December 31, 2007 to $11.4 million on September 30, 2008 included $3.3 million in leases related to an originator who can no longer fulfill all of its obligations under contractual recourse provisions. Other repossessed assets also increased from $185,000 on December 31, 2007 to $2.1 million on September 30, 2008 which included $1.7 million in repossessed assets from the aforementioned leasing originator. Loans and leases past due ninety days or more and still accruing at September 30, 2008 decreased $338,000 to $329,000 from $667,000 on December 31, 2007. Loans and leases past due 90 days or more and still accruing are those loans and leases that are both well-secured and in process of collection.

As of September 30, 2008, the Company had $9.5 million in impaired loans and leases (consisting primarily of non-accrual loans and leases) compared to $9.8 million at year-end 2007. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases or is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $1.9 million has been allocated as a portion of the allowance for loan and lease losses for impairment at September 30, 2008. At September 30, 2008, the Company also had $28.9 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

In the second quarter of 2008, an $8.2 million provision for loan and lease losses was recorded primarily to reflect the impact that current economic conditions, particularly the increase in diesel fuel costs, have had on a portion of the Company’s lease portfolio. In the third quarter, an additional $3.3 million provision for loan and lease losses was recorded including $1.8 million for the Company’s leasing portfolio. Future increases in fuel costs and a downturn in general economic conditions could impact other portions of the loan and lease portfolio, and result in the recording of additional provisions in the future to reflect any such impact.

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

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans and leases charged-off and the amount of loan recoveries:

(dollars in thousands)	Nine months ended September 30, 2008	Year ended December 31, 2007	Nine months ended September 30, 2007

Balance of the allowance at the beginning of the year	$14,689	$13,454	$13,454

Loans and leases charged off:
Commercial	528	3,601	112
Leases	5,903	425	364
Home Equity and consumer	1,111	1,341	836
Real estate—mortgage	123	—	—

Total loans charged off	7,665	5,367	1,312

Recoveries:
Commercial	94	209	206
Leases	61	2	2
Home Equity and consumer	305	415	284
Real estate—mortgage	—	—	—

Total Recoveries	460	626	492

Net charge-offs:	7,205	4,741	820
Provision for loan and lease losses	12,698	5,976	2,062

Ending balance	$20,182	$14,689	$14,696

Ratio of annualized net charge-offs to average loans and leases outstanding	0.49%	0.28%	0.07%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.00%	0.78%	0.83%

The ratio of the allowance for loan and lease losses to loans and leases outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan and lease portfolio. The determination of the adequacy of the allowance for loan and lease losses and periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. The evaluation process is undertaken on a quarterly basis.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2008. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment security portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $402.6 million on December 31, 2007 to $340.7 million on September 30, 2008, a decrease of $61.9 million, or 15% which included sales and maturities of securities used to fund loan growth.

Deposits

Total deposits decreased from $1.99 billion on December 31, 2007 to $1.95 billion on September 30, 2008, a decrease of $35.9 million, or 2%. Total core deposits, which are defined as noninterest bearing and savings and interest-bearing transaction accounts, increased $40.3 million, or 3%, from year-end 2007. This increase was fueled by an increase in money market deposit accounts of $116.7 million or 76% due to a special promotion in 2008. Time deposits declined from $604.2 million on December 31, 2007 to $528.0 million on September 30, 2008, a decrease of $76.2 million or 13%. This decrease was partially due to a $60.2 million decrease in time deposits $100,000 and over, primarily in the municipal sector. The Company elected not to bid on high rate short-term municipal deposits. Time deposits also declined because of the maturity of high rate time deposits that we gathered in a deposit promotion in the last half of 2007. Because of the lower interest rate environment, some of these deposits have migrated to core deposit accounts. As an alternative to higher costing, short-term municipal CD’s, we elected to borrow long-term in this lower rate environment.

Liquidity

Cash and cash equivalents, totaling $58.7 million on September 30, 2008, increased $1.6 million from December 31, 2007. Operating activities, principally the result of the Company’s net income, provided $25.9 million in net cash. Investing activities used $83.4 million in net cash, primarily reflecting the use of funds for loan originations. Financing activities provided $59.1 million in net cash, reflecting a decrease of $35.9 million in deposits and an increase of $94.2 million in long-term debt. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At September 30, 2008, the Company had outstanding loan origination commitments of $386.6 million. These commitments include $321.2 million that mature within one year; $27.5 million that mature after one but within three years; $7.3 million that mature after three but within five years and $30.6 million that mature after five years. The Company also had $9.9 million in letters of credit outstanding at September 30, 2008. This included $8.2 million that are maturing within one year and $1.7 million that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $153.5 million.

Capital Resources

Stockholders’ equity increased from $211.6 million on December 31, 2007 to $219.7 million on September 30, 2008. Book value per common share increased to $9.30 on September 30, 2008 from $9.09 on December 31, 2007. The increase in stockholders’ equity from December 31, 2007 to September 30, 2008 was primarily due to net income offset by dividends and a cumulative adjustment for adoption of EITF 06-4 of $546,000. For more information, please see Note 11 in

Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Stockholders equity also increased $2.9 million resulting from the exercise of stock options. Accumulated other comprehensive loss increased ($2.7) million to ($4.6) million resulting from a decline in market value in the securities portfolio.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of September 30, 2008, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at September 30, 2008 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio September 30, 2008	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2008	Total Capital to Risk-Weighted Assets Ratio September 30, 2008
The Company	8.38%	10.43%	11.49%
Lakeland Bank	7.81%	9.74%	10.78%
“Well-capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At September 30, 2008, the cumulative one-year gap was ($286.2) million or (11.1%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at September 30, 2008 was $341.7 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (10.0%) and would increase 0.7% for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (3.0%), and would increase 2.1% for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December  31, 2007.

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

/s/ Thomas J Shara
Thomas J. Shara
President and Chief Executive Officer

/s/ Joseph F. Hurley
Joseph F. Hurley
Executive Vice President and Chief Financial Officer

November 10 , 2008

Date