Form 10-K
period 2008-12-31
LAKELAND BANCORP INC
filed 2009-03-16
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 33-27312

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (973)697-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $247,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s common stock, as of February 1, 2009, was 23,701,402.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2009 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

i

PART I

ITEM 1—Business

GENERAL

Lakeland Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank”). Through Lakeland, the Company operates 49 banking offices, located in Morris, Passaic, Sussex, Warren, Essex and Bergen counties in New Jersey. Lakeland offers a full range of lending services, including commercial loans and leases, real estate and consumer loans to small and medium-sized businesses, professionals and individuals located in its markets.

The Company has grown substantially over the last several years, through a combination of organic growth and acquisitions. Lakeland has opened twelve new branches since January 1, 2001.

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

At December 31, 2008, the Company had total consolidated assets of $2.6 billion, total consolidated deposits of $2.1 billion, total consolidated loans, net of the allowance for loan and lease losses, of $2.0 billion and total consolidated stockholders’ equity of $220.9 million.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described in Item 1A—Risk Factors of this Annual Report on Form 10-K.

Commercial Bank Services

Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern New Jersey. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, mortgage loans and merchant credit card services. The

Lakeland Bank Equipment Leasing Division provides a solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. Lakeland’s asset-based loan department provides commercial borrowers with another lending alternative. Depository products include demand deposits, as well as savings, money market and time accounts. The Company also offers collection, wire transfer, internet banking and night depository services to the business community. In addition, Lakeland offers cash management services, such as remote capture of deposits and overnight sweep repurchase agreements.

Consumer Banking

Lakeland also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, internet banking, secured and unsecured loans, consumer installment loans, mortgage loans, and safe deposit services.

Other Services

Investment and advisory services for individuals and businesses are also available.

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

Lakeland also competes with credit unions, brokerage firms, insurance companies, money market mutual funds, consumer finance companies, mortgage companies and other financial companies, some of which are not subject to the same degree of regulation and restrictions as Lakeland in attracting deposits and making loans. Interest rates on deposit accounts, convenience of facilities, products and services, and marketing are all significant factors in the competition for deposits. Competition for loans comes from other commercial banks (including de novo banks in Lakeland’s market area), savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms and other institutional lenders. Lakeland primarily competes for loan originations through its handling of loans and the overall quality of service. Competition is affected by the availability of lendable funds, general and local economic conditions, interest rates, and other factors that are not readily predictable.

The Company expects that competition will continue in the future.

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.

Employees

At December 31, 2008, the Company had 521 full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

With respect to non-banking activities, the Federal Reserve Board has by regulation determined that several non-banking activities are closely related to banking within the meaning of the Holding Company Act and thus may be performed by bank holding companies. Although the Company’s management periodically reviews other avenues of business opportunities that are included in that regulation, the Company has no present plans to engage in any of these activities other than providing investment brokerage services.

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

Gramm-Leach Bliley Act of 1999

The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

•

allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than previously was permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

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

•

The Secretary of the Department of the Treasury, in conjunction with other bank regulators, was authorized to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

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

The United States Treasury Department has issued a number of implementing regulations which address various requirements of the USA PATRIOT Act and are applicable to financial institutions such as Lakeland. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.

Sarbanes-Oxley Act of 2002

On July 30, 2002, former President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

•	expedited filing requirements for Forms 4’s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of the securities laws.

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

On February 6, 2009, as part of the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement (the “Letter Agreement”) and a Securities Purchase Agreement—Standard Terms attached thereto (the “Securities Purchase Agreement”) with the Treasury, pursuant to which (i) the Company issued and sold, and the Treasury purchased, 59,000 shares (the “Series A Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share for an aggregate purchase price of $59,000,000 in cash, and (ii) the Company issued to the Treasury a ten-year warrant (the “Warrant”) to purchase up to 949,571 shares of the Company’s common stock at an exercise price of $9.32 per share. The Securities Purchase Agreement contains limitations on the payment of dividends on the common stock. Specifically, the Company is unable to declare dividend payments on the common stock (and certain preferred stock if the Company issues additional series of preferred stock) if the Company is in arrears in the payment of dividends on the Series A Preferred Shares. Further, until the third anniversary of the investment or when all of the Series A Preferred Shares have been redeemed or transferred, the Company is not permitted to increase the amount of the quarterly cash dividend above $0.10 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008.

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2008, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 10.24% and 11.52%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 8.08% at December 31, 2008.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2008, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

In addition, FDICIA requires banking regulators to promulgate standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, to strengthen confidence and encourage liquidity in the banking system. The TLG Program has two components. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 (the “Debt Guarantee Program”) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 0.5% interest per annum and certain types of interest paying attorney trust accounts held at participating FDIC-insured institutions through December 31, 2009 (the “Transaction Account Guarantee Program”). Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company has elected to participate in both the Transaction Account Guarantee Program and the Debt Guarantee Program. As of December 31, 2008, the Company had no senior unsecured debt scheduled to mature on or before June 30, 2009.

Deposit Insurance and Premiums

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating, known as a “CAMEL rating”. In 2008, Lakeland paid an assessment of $1.3 million. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points (7 cents for every $100 of deposits), on an annual basis, for the first quarter of 2009. In October 2008, the FDIC had also proposed changes to take effect beginning in the second quarter of 2009 that would make deposit insurance assessments fairer by requiring riskier institutions to pay a larger share.

On February 27, 2009, the Board of Directors of the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the entire banking industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Subsequently, on March 5, 2009 the Chairman of the FDIC announced that it may cut the 20 basis point emergency special assessment to 10 basis points if legislation passes to expand the FDIC’s existing line of credit with the U.S. Treasury Department. In addition, the FDIC Board adopted a final rule on February 27, 2009 which sets assessment rates beginning on April 1, 2009 and makes adjustments that improve how the assessment system differentiates for risk.

As the rules governing assessments have been changing and may continue to change in the future, the Company cannot provide assurance as to the amount of the assessment it will pay for 2009. However, based on available information, the Company estimates that it will pay an assessment of approximately $4.0 million, plus the special assessment of approximately an additional $2.0 million to $4.0 million, (depending on whether the emergency special assessment described above is ultimately determined to be 10 basis points or 20 basis points), in 2009.

The enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of $220,000 in 2008 and expects to pay a similar premium in 2009.

Legislation Implemented in Response to Recent Periods of Economic Turmoil

In response to recent unprecedented market turmoil, EESA was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (TARP). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. As described elsewhere in this Annual Report on Form 10-K, the Company has received $59,000,000 under the TARP Capital Purchase Program.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program. In February 2009, five executive officers of the Company (Messrs. Shara, Hurley, Vandenbergh, Buonforte and Luddecke) agreed in writing to accept the compensation standards in existence at that time under the Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

•	No golden parachute payments. The term “golden parachute payment” under the TARP Capital Purchase Program (as distinguished from the definition under the Stimulus Bill referred to below) refers to a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average annual base salary over the five years prior to termination. The Company’s senior executive officers have agreed to forego all golden parachute payments for as long as they remain “senior executive officers” (the CEO, the CFO and the next three highest-paid executive officers) of the Company and the Treasury continues to hold the equity securities that the Company issued to it under the TARP Capital Purchase Program (the period during which the Treasury holds those securities is referred to herein as the “CPP Covered Period.”).

•

Clawback of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies. Our senior executive officers agreed to a “clawback provision”. Any bonus or incentive compensation paid to them during the CPP Covered Period is subject to recovery or “clawback” by the Company if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. The senior executive officers acknowledged that each of the Company’s compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements) (collectively, “Benefit Plans”) with respect to them was deemed amended to the extent necessary to give effect to such clawback and the restriction on golden parachute payments.

•

No Compensation Arrangements That Encourage Excessive Risks. The Company is required to review its Benefit Plans to ensure that they do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Company. To the extent any such review requires revisions to any Benefit Plan with respect to the senior executive officers, they agreed to negotiate such changes promptly and in good faith.

During the CPP Covered Period, the Company is not permitted to take federal income tax deductions for compensation paid to the senior executive officers in excess of $500,000 per year, subject to certain exceptions.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted. The Stimulus Bill contains several provisions designed to establish executive compensation and governance standards for financial institutions (such as the Company) that received or will receive financial assistance under TARP. In certain instances, the Stimulus Bill modified the compensation-related limitations contained in the TARP Capital Purchase Program; in addition, the Stimulus Bill created additional compensation-related limitations and directed the Treasury to establish standards for executive compensation applicable to participants in the TARP. In their February 2009 agreements, the Company’s executives did not waive their rights with respect to the provisions implemented by the Stimulus Bill; other employees now covered by these provisions were not asked and did not agree to waive their rights. The compensation-related limitations applicable to the Company which have been added or modified by the Stimulus Bill are as follows, which provisions are expected to be included in standards established by the Treasury:

•

No severance payments. Under the Stimulus Bill, the term “golden parachutes” is defined to include any severance payment resulting from involuntary termination of employment, except for payments for services performed or benefits accrued. Under the Stimulus Bill, the Company is prohibited from making any severance payment to its “senior executive officers” (defined in the Stimulus Bill as the five highest paid senior executive officers) and the Company’s next five most highly compensated employees during the period that the Series A Preferred Shares are outstanding.

•

Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. The Stimulus Bill contains the “clawback provision” discussed above but extends its application to any bonus awards and other incentive compensation paid to any of the Company’s senior executive officers and the next 20 most highly compensated employees during the period that the Series A Preferred Shares are outstanding that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•

No Compensation Arrangements That Encourage Earnings Manipulation. Under the Stimulus Bill, during the period that the Series A Preferred Shares are outstanding, the Company is prohibited from entering into compensation arrangements that encourage manipulation of the reported earnings of the Company to enhance the compensation of any of the Company’s employees.

•

Limit on Incentive Compensation. The Stimulus Bill contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to the Company’s five most highly compensated employees while the Series A Preferred Shares are outstanding other than awards of long-term restricted stock that (i) do not fully vest while the Series A Preferred Shares are outstanding, (ii) have a value not greater than one-third of the total annual compensation of such employee and (iii) are subject to such other restrictions as will be determined by the Treasury. The prohibition on bonuses does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•

Compensation Committee Functions. The Stimulus Bill requires that the Company’s Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate the Company’s employee compensation plans in light of an assessment of any risk posed to the Company from such compensation plans.

•

Compliance Certifications. The Stimulus Bill will require an annual written certification by the Company’s chief executive officer and chief financial officer with respect to the Company’s compliance with the provisions of the Stimulus Bill.

•

Treasury Review of Excessive Bonuses Previously Paid. The Stimulus Bill directs the Treasury to review all compensation paid to the Company’s senior executive officers and its next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of the Stimulus Bill or were otherwise contrary to the public interest. If the Treasury makes such a finding, the Treasury is directed to negotiate with the Company and the applicable employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

•

Say on Pay. Under the Stimulus Bill, the SEC is required to promulgate rules requiring a non-binding “say on pay vote” by the shareholders on executive compensation at the Company’s shareholder meetings during the period that the Series A Preferred Shares are outstanding. The SEC has issued guidance indicating that this requirement will apply to the Company’s 2009 annual meeting of shareholders.

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

ITEM 1A—Risk Factors.

Our business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Negative developments in the latter half of 2007 and all of 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing for some or all of 2009. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

A decrease in our ability to borrow funds could adversely affect our liquidity.

Our ability to obtain funding from the Federal Home Loan Bank or through our overnight federal funds lines with other banks could be negatively affected if we experienced a substantial deterioration in our financial condition or if such funding became restricted due to a further deterioration in the financial markets. While we have a contingency funds management plan to address such a situation if it were to occur (such plan includes deposit promotions, the sale of securities and the curtailment of loan growth, if necessary), a significant decrease in our ability to borrow funds could adversely affect our liquidity.

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

The Company may incur impairments to goodwill.

We review our goodwill at least annually. Significant negative industry or economic trends, including the lack of recovery in the market place of our common stock price, reduced estimates of future cash flows or disruptions to our businesses, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations and our stock price.

The extensive regulation and supervision to which we are subject impose substantial restrictions on our business.

The Company, the Bank and certain non-bank subsidiaries are subject to extensive regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Bank is also subject to a number of laws which, among other things, govern its lending practices and require the Bank to establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The United States Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes, especially for the TARP Capital Purchase Program (in which the Company is a participant). Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

Because of our participation in the Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.

On February 6, 2009, pursuant to the Letter Agreement and related Securities Purchase Agreement, we issued to the Treasury for an aggregate consideration of $59,000,000 (i) 59,000 Series A Preferred Shares, with a liquidation preference of $1,000 per share, and (ii) a Warrant to purchase 949,571 shares of our common stock. Pursuant to the terms of the Letter Agreement and the related Securities Purchase Agreement, our ability to declare or pay dividends on any of our shares is subject to restrictions. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears in the payment of dividends on the Series A Preferred Shares. Further, until the third anniversary of the investment or when all of the Series A Preferred Shares have been redeemed or transferred, we are not permitted to increase the cash dividends on our common stock without the Treasury’s approval. Additionally, our ability to repurchase our shares of outstanding common stock is restricted. The Treasury’s consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless all of the Series A Preferred Shares have been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears in the payment of dividends on the Series A Preferred Shares.

Pursuant to the terms by which we participated in the Treasury’s Capital Purchase Program and the terms of the Stimulus Bill, we and several of our senior employees are subject to substantial limitations on executive compensation and are subject to new corporate governance standards. Such requirements may adversely affect our ability to attract and retain senior officers and employees who are critical to the operation of our business.

The documents that we executed with the Treasury when the Treasury purchased our Series A Preferred Shares allow the Treasury to unilaterally change the terms of the Series A Preferred Shares or impose additional requirements on the Company if there is a change in law. These changes or additional requirements could restrict our ability to conduct business, could subject us to additional cost and expense or could change the terms of the Series A Preferred Shares to the detriment of our common shareholders. While it may be possible for us to redeem the Series A Preferred Shares in the event that the Treasury imposes any changes or additional requirements that we believe are detrimental, there can be no assurances that our federal regulator will approve such redemption or that we will have the ability to implement such redemption.

Our issuance of securities to the Treasury imposes certain restrictions on us that may have a negative impact on the price of our common stock.

In connection with our sale of Series A Preferred Shares to the Treasury, we also issued to the Treasury a Warrant to purchase 949,571 shares of our common stock. The terms of the transaction with the Treasury will result in limitations on our ability to repurchase our shares and to pay dividends, as described above. Until February 6, 2012, or until the Treasury no longer holds any Series A Preferred Shares, we will not be able to increase dividends above current levels nor repurchase any of our shares without the Treasury’s approval, with limited exception, most significantly purchases in connection with benefit plans. In addition, we will not be able to pay any dividends at all on our common stock unless we are current on our dividend payments on the Series A Preferred Shares. These restrictions, as well as the dilutive effect of the Warrant, may have a negative effect on the market price of our common stock.

Current levels of volatility in the capital markets are unprecedented and may adversely impact our operations and results.

The capital markets have been experiencing unprecedented volatility for more than a year. Such negative developments and disruptions have resulted in uncertainty in the financial market in general with the expectation of a continuing general economic downturn throughout 2009. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations or our ability to access capital.

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

Economic, political and market conditions, trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation affect our business. These factors are beyond our control. A further deterioration in economic conditions, particularly in New Jersey, could have the following consequences, any of which could materially adversely affect our business:

•	loan and lease delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decrease; and

•	collateral for loans made by us may decline in value, in turn reducing the borrowing ability of our customers.

Further deterioration in the real estate market, particularly in New Jersey, could hurt our business. As real estate values in New Jersey decline, our ability to recover on defaulted loans by selling the underlying real estate is reduced, which increases the possibility that we may suffer losses on defaulted loans.

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

Declines in value may adversely impact our investment portfolio.

As of December 31, 2008, we had approximately $282.2 million and $110.1 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

Concern of customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Our deposit insurance premium will be substantially higher in 2009, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. In light of current economic conditions, the FDIC has increased its assessment rates and recently adopted an interim rule imposing an emergency special assessment on the entire banking industry on June 30, 2009. The FDIC may further increase these rates and impose additional special assessments in the future.

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

ITEM 1B—Unresolved Staff Comments

Not Applicable.

ITEM 2—Properties

The Company’s principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438. It also maintains an operations center in Branchville, New Jersey.

The Company operates 49 banking locations in Passaic, Morris, Sussex, Bergen, Essex and Warren Counties, New Jersey. The following chart provides information about the Company’s leased banking locations:

Location	Lease Expiration Date
Bristol Glen	October 31, 2009
Caldwell	September 30, 2024
Carlstadt	July 15, 2016
Cedar Crest	August 19, 2011
Fairfield	February 28, 2010
Hackensack	March 31, 2013
Hampton	September 30, 2019
Little Falls	November 30, 2010
Morristown	August 31, 2009
Madison Avenue	May 7, 2012
North Haledon	June 30, 2017
Park Ridge	December 31, 2009
Pompton Plains	March 31, 2015
Ringwood	February 28, 2013
Rochelle Park	January 12, 2019
Rockaway	May 31, 2009
Sussex/Wantage	June 19, 2012
Trinity Street	December 31, 2011
Vernon	September 30, 2011
Wantage	October 31, 2011
Wayne	June 30, 2028
Wharton	June 30, 2010
Woodland Commons	August 31, 2016

In addition, the Company has leased property (under a lease which expires in April 2029) for a location in West Caldwell, which it intends to open as a branch during 2009. For information regarding all of the Company’s rental obligations, see Notes to Consolidated Financial Statements.

All other offices of the Company and Lakeland are owned and are unencumbered.

ITEM 3—Legal Proceedings

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

ITEM 4—Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2008.

ITEM 4A—Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 51	2008	President and Chief Executive Officer of the Company
		(April 2008 – Present); President and Chief Executive Officer of Lakeland Bank (April 2008 – Present); TD Bank North/Hudson United Bank – President and Chief Credit Officer (May 2007 – April 2008); Executive Vice President and Senior Commercial Banking Officer (February 2006 – May 2007); Executive Vice President and Senior Loan Officer, (1983 – February 2006)

Robert A. Vandenbergh Age 57	1999	Senior Executive Vice President and Chief Operating Officer of the Company (October 2008 – Present); Senior Executive Vice President and Chief Lending Officer of the Company (December 2006 – October 2008); Executive Vice President and Chief Lending Officer of the Company (October 1999 – December 2006)

Joseph F. Hurley Age 58	1999	Executive Vice President and Chief Financial Officer of the Company (November 1999 – Present)

Jeffrey J. Buonforte Age 57	1999	Executive Vice President and Chief Retail Officer of the Company (November 1999 – Present)

Louis E. Luddecke Age 62	1999	Executive Vice President and Chief Operations Officer of the Company (October 1999 – Present)

David S. Yanagisawa Age 57	2008	Executive Vice President and Chief Lending Officer of the Company (November 2008 – Present); Senior Vice President, TD Bank, NA (February 2006 – November 2008); Hudson United Bank, Senior Vice President (1997 – February 2006)

James R. Noonan Age 57	2003	Executive Vice President and Chief Credit Officer of the Company (December 2003 – Present); Senior Vice President and Chief Credit Officer of the Company (March 2003 – December 2003)

Timothy J. Matteson, Esq. Age 39	2008	Senior Vice President and General Counsel of the Company (September 2008 – Present); Assistant General Counsel, Israel Discount Bank (November 2007 – September 2008); Senior Attorney and Senior Vice President, TD Banknorth, N.A. (February 2006 – May 2007); General Counsel and Senior Vice President, Hudson United Bancorp and Hudson United Bank (January 2005 – February 2006); Commercial Asset Recovery Counsel and Senior Vice President, Hudson United Bank (May 2001 – December 2004)

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the Nasdaq National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2008, there were 3,662 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by Nasdaq and dividends declared for the periods presented. Prices and dividends have been adjusted to reflect the Company’s 5% stock dividend paid on November 16, 2007.

	High	Low	Dividends Declared
Year ended December 31, 2008
First Quarter	$13.69	$10.30	$0.10
Second Quarter	16.25	11.26	0.10
Third Quarter	14.00	9.87	0.10
Fourth Quarter	12.41	7.01	0.10

	High	Low	Dividends Declared
Year ended December 31, 2007
First Quarter	$14.71	$12.48	$0.095
Second Quarter	13.48	12.34	0.095
Third Quarter	13.42	9.97	0.095
Fourth Quarter	13.97	11.15	0.095

Dividends on the Company’s common stock are within the discretion of the Board of Directors of the Company and are dependent upon various factors, including the future earnings and financial condition of the Company and Lakeland and bank regulatory policies. The Company’s ability to pay cash dividends is also limited as a result of its participation in the U.S. Department of the Treasury’s TARP Capital Purchase Program. See “Item 1—Business—Supervision and Regulation—Dividend Restrictions”.

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $185.2 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2008.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1—Business—Supervision and Regulation—Dividend Restrictions”.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program (the “Stock Option Plan”), as of December 31, 2008. This plan was the Company’s only equity compensation plan in existence as of December 31, 2008. No warrants or rights may be granted, or are outstanding, under the Stock Option Plan.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	1,009,477	$12.49	609,577
Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	1,009,477	$12.49	609,577

The number in column (a) includes 113,957 shares subject to restricted stock awards granted under the Company’s Stock Option Plan, including unvested shares. Shares subject to restricted stock awards have been excluded for purposes of calculating the weighted-average exercise price in column (b).

Performance Graph

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Hemscott Group Index, which consists of 189 Regional Northeast Banks.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008
Lakeland Bancorp	100.00	112.25	101.34	110.90	93.44	93.80
Regional-Northeast Banks	100.00	108.63	109.97	125.82	118.18	83.57
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

ITEM 6— Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(Not covered by Report of Independent Registered Public Accounting Firm)

	2008	2007	2006	2005	2004(2)
	(in thousands except per share data)
Years Ended December 31
Interest income	$143,937	$136,378	$119,808	$103,839	$83,319
Interest expense	55,358	64,650	53,104	33,632	21,817

Net interest income	88,579	71,728	66,704	70,207	61,502
Provision for loan and lease losses	23,730	5,976	1,726	1,555	3,602
Noninterest income	17,558	16,858	17,175	15,128	12,761
Gains (losses) on sales of investment securities	53	1,769	(2,995)	(583)	638
Noninterest expenses	60,071	58,190	54,721	53,392	47,185

Income before income taxes	22,389	26,189	24,437	29,805	24,114
Income tax provision	7,224	8,201	7,460	9,584	7,619

Net income	$15,165	$17,988	$16,977	$20,221	$16,495

Per-Share Data(1)
Weighted average shares outstanding:
Basic	23,465	23,187	23,141	23,637	21,310
Diluted	23,549	23,285	23,292	23,815	21,572
Earnings per share:
Basic	$0.65	$0.78	$0.73	$0.86	$0.77
Diluted	$0.64	$0.77	$0.73	$0.85	$0.76
Cash dividend per common share	$0.40	$0.38	$0.37	$0.35	$0.35
Book value per common share	$9.33	$9.09	$8.61	$8.24	$8.13

At December 31
Investment securities available for sale	$282,174	$273,247	$280,509	$515,903	$582,106
Investment securities held to maturity	110,114	129,360	142,838	154,569	162,922
Loans and leases, net of deferred fees	2,034,831	1,886,535	1,591,644	1,312,767	1,176,005
Goodwill and other identifiable intangible assets	89,812	90,874	90,874	93,395	94,119
Total assets	2,642,625	2,513,771	2,263,573	2,206,033	2,141,021
Total deposits	2,056,133	1,987,405	1,860,627	1,798,160	1,726,804
Total core deposits	1,445,101	1,383,234	1,357,748	1,350,567	1,360,980
Long-term borrowings	288,222	249,077	148,413	101,764	98,991
Total stockholders’ equity	220,941	211,599	199,500	191,781	194,548

Performance ratios
Return on Average Assets	0.59%	0.76%	0.76%	0.94%	0.90%
Return on Average Equity	6.99%	8.81%	8.85%	10.55%	10.79%
Return on Tangible Equity(3)	11.98%	15.97%	17.14%	20.69%	17.99%
Efficiency ratio	54.80%	63.18%	62.28%	59.76%	60.70%
Net Interest Margin (tax equivalent basis)	3.79%	3.41%	3.39%	3.73%	3.82%
Loans to Deposits	98.96%	94.92%	85.54%	73.01%	68.10%

Capital ratios
Tier 1 leverage ratio	8.08%	8.11%	7.51%	7.49%	7.71%
Total risk-based capital ratio	11.52%	11.08%	10.96%	12.47%	13.27%

(1)	Restated for 5% stock dividends in 2007, 2006 and 2005.
(2)	The results of operations include Newton Trust Company from July 1, 2004 forward.
(3)	This is a non-GAAP ratio. “Return on Tangible Equity” is defined as net income as a percentage of average total equity reduced by recorded intangible assets. This may be important to investors that are interested in analyzing our return on equity exclusive of the effect of changes in intangible assets on equity.

The following reconciliation table provides a more detailed analysis of this non-GAAP performance measure:

	2008	2007	2006	2005	2004
Years Ended December 31
Return on average equity	6.99%	8.81%	8.85%	10.55%	10.79%
Effect of intangibles	4.99%	7.16%	8.29%	10.14%	7.20%
Return on average tangible equity	11.98%	15.97%	17.14%	20.69%	17.99%

ITEM 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the selected consolidated financial data that is presented on the preceding page as well as the accompanying financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. and “Lakeland” refers to the Company’s wholly owned banking subsidiary—Lakeland Bank. The Newton Trust Company (Newton) was merged into Lakeland on November 4, 2005. Newton Financial Corporation (“NFC”), the parent company of Newton, was merged into the Company on July 1, 2004.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry, government intervention in the U.S. financial system, passage by the U.S. Congress of legislation which unilaterally amends the terms of the U.S. Department of the Treasury’s preferred stock investment in the Company, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of the Company’s lending and leasing activities, customers’ acceptance of the Company’s products and services and competition.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the valuation of the Company’s security portfolio, the Company’s deferred tax asset and the analysis of goodwill impairment. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan and lease totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans and leases, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan and lease category, the resulting loss rates for which are projected at current loan and lease total amounts. Loss estimates for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

The Company’s available-for-sale securities portfolio is recorded at fair value. Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. We also adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-3 which provided additional guidance on valuation and disclosures. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse.

Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan and lease losses, core deposit intangible, deferred loan fees, deferred compensation and securities available for sale.

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

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company tests goodwill for impairment annually at the reporting unit level. The Company has determined that it has one reporting unit, Community Banking. The Company analyzes goodwill using various market valuation methodologies including an analysis of the Company’s enterprise value and a comparison of pricing multiples in recent acquisitions of similar companies and applying these multiples to the Company. The Company has tested the goodwill as of December 31, 2008 and has determined that it is not impaired.

Financial Overview

The year ended December 31, 2008 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•	Total loans and leases increased by $149.5 million or 8% from 2007 to 2008.

•	Total assets increased to $2.64 billion, a 5% increase from 2007.

•	Lakeland’s net interest margin increased to 3.79%, up 38 basis points from 2007.

•

The Company received preliminary approval to issue up to $59.0 million in nonvoting senior preferred stock plus a warrant to purchase 949,571 shares of common stock to the U.S. Treasury Department under the TARP Capital Purchase Program. The Company received $59.0 million upon the closing of the transaction on February 6, 2009.

Net income for 2008 was $15.2 million or $0.64 per diluted share compared to net income of $18.0 million and $0.77 per diluted share in 2007. For 2008, Return on Average Assets was 0.59% and Return on Average Equity was 6.99%. For 2007, Return on Average Assets was 0.76% and Return on Average Equity was 8.81%.

In 2008, the Company recorded a provision for loan and lease losses of $23.7 million compared to $6.0 million in 2007. The higher loan loss provision includes a $17.8 million provision for the leasing division. During 2008, the Company was informed by two leasing originators that they could no longer fulfill all of their obligations under contractual recourse provisions. In 2007, the Company recognized a $1.8 million gain on equity securities in its investment portfolio resulting from the acquisition of a financial institution in which the Company owned stock compared to gains of $53,000 in 2008.

In 2006, net income was $17.0 million and $0.73 per diluted share. Return on Average Assets was 0.76% and Return on Average Equity was 8.85%.

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

Net interest income for 2008 on a tax-equivalent basis was $89.9 million, representing an increase of $16.5 million, or 23%, from the $73.4 million earned in 2007. The increase in net interest income primarily resulted from an 80 basis point decrease in the cost of interest-bearing liabilities, a $222.0 million increase in average interest-earning assets and a more favorable mix of earning assets.

Net interest income for 2007 on a tax-equivalent basis was $73.4 million, representing an increase of $4.6 million, or 7%, from the $68.7 million earned in 2006. The increase in net interest income resulted from an increase in earning assets of $122.1 million and a 41 basis point increase in the yield on earning assets partially offset by a 45 basis point increase in the cost of funds and a $108.3 million increase in interest-bearing liabilities. Also contributing to the increase in net interest income was an increase in income earned on free funds (interest-earning assets funded by noninterest bearing liabilities) resulting from the increase in yield on interest-earning assets.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
Interest Income
Loans and leases	$17,158	($6,783)	$10,375	$19,761	$2,369	$22,130
Taxable investment securities	(698)	(258)	(956)	(7,353)	1,907	(5,446)
Tax-exempt investment securities	(890)	(88)	(978)	(1,115)	41	(1,074)
Federal funds sold	(304)	(920)	(1,224)	586	(2)	584

Total interest income	15,266	(8,049)	7,217	11,879	4,315	16,194

Interest Expense
Savings deposits	(241)	(1,746)	(1,987)	(110)	1,578	1,468
Interest-bearing transaction accounts	1,801	(9,629)	(7,828)	1,127	1,923	3,050
Time deposits	1,095	(4,251)	(3,156)	2,653	3,557	6,210
Borrowings	5,391	(1,712)	3,679	643	175	818

Total interest expense	8,046	(17,338)	(9,292)	4,313	7,233	11,546

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$7,220	$9,289	$16,509	$7,566	$(2,918)	$4,648

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2008			2007			2006
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases(A)	$1,969,581	$127,414	6.47%	1,708,467	117,039	6.85%	$1,419,272	$94,909	6.69%
Taxable investment securities	310,651	13,713	4.41%	326,376	14,669	4.49%	485,607	20,115	4.14%
Tax-exempt securities	66,266	3,677	5.55%	82,294	4,655	5.66%	102,003	5,729	5.62%
Federal funds sold(B)	25,832	420	1.63%	33,208	1,644	4.95%	21,379	1,060	4.96%

Total interest-earning assets	2,372,330	145,224	6.12%	2,150,345	138,007	6.42%	2,028,261	121,813	6.01%
Noninterest earning assets:
Allowance for loan and lease losses	(17,840)			(14,018)			(13,007)
Other assets	224,129			224,608			218,901

TOTAL ASSETS	$2,578,619			$2,360,935			$2,234,155

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$310,565	$3,828	1.23%	324,573	5,815	1.79%	$332,821	$4,347	1.31%
Interest-bearing transaction accounts	805,515	14,058	1.75%	749,093	21,886	2.92%	708,224	18,836	2.66%
Time deposits	561,069	21,417	3.82%	538,376	24,573	4.56%	474,693	18,363	3.87%
Borrowings	368,233	16,055	4.36%	229,095	12,376	5.40%	217,148	11,558	5.32%

Total interest-bearing liabilities	2,045,382	55,358	2.71%	1,841,137	64,650	3.51%	1,732,886	53,104	3.06%

Noninterest-bearing liabilities:
Demand deposits	300,950			300,156			296,853
Other liabilities	15,356			15,515			12,684
Stockholders’ equity	216,931			204,127			191,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,578,619			$2,360,935			$2,234,155

Net interest income/spread		89,866	3.42%		73,357	2.91%		68,709	2.94%
Tax equivalent basis adjustment		1,287			1,629			2,005

NET INTEREST INCOME		$88,579			$71,728			$66,704

Net interest margin(C)			3.79%			3.41%			3.39%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Total interest income on a tax equivalent basis increased from $138.0 million in 2007 to $145.2 million in 2008, an increase of $7.2 million due to a $222.0 million increase in average interest-earning assets. Loans and leases as a percent of average interest-earning assets increased to 83% in 2008 compared to 79% in 2007. Investment securities as a percent of average interest-earning assets decreased to 16% in 2008 from 19% in 2007. Loans and leases typically earn a higher rate than investment securities.

Total interest income on a tax equivalent basis increased from $121.8 million in 2006 to $138.0 million in 2007, an increase of $16.2 million due to a $122.1 million increase in average interest-earning assets along with an increase in the yield on interest-earning assets. The change in mix also contributed to the increase in interest income. Loans as a percent of interest-earning assets increased to 79% in 2007 compared to 70% in 2006. Investment securities as a percent of interest-earning assets decreased to 19% in 2007 from 29% in 2006.

Total interest expense decreased from $64.7 million in 2007 to $55.4 million in 2008, a decrease of $9.3 million, or 14%. Average interest-bearing liabilities increased $204.2 million, but the cost of those liabilities decreased from 3.51% in 2007 to 2.71% in 2008. The decrease in liability yields reflects a decrease in short term interest rates, as the Federal Reserve Bank lowered the federal funds target rate from 4.25% at year end 2007 to a range of 0% to 0.25% at the end of 2008. Lakeland lowered its deposit rates to reflect this lower interest rate environment.

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

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.79%, 3.41% and 3.39% for 2008, 2007 and 2006, respectively. The increase in the net interest margin from 2007 to 2008 reflects the decrease in short term interest rates and a shift in earning assets from the lower yielding investment portfolio to the higher yielding loan and lease portfolio. The increase in the net interest margin from 2006 to 2007 resulted from the shift in interest-earning assets from lower yielding investments to higher yielding loans.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and leases and net charge-offs and the results of independent third party loan and lease review. The provision for loan and lease losses at $23.7 million in 2008 increased from $6.0 million in 2007 due to management’s evaluation of the loan and lease portfolio and reflected higher levels of nonperforming loans and leases and charge-offs in 2008 compared to 2007. As mentioned in the Financial Overview above, the 2008 provision included $17.8 million for the Company’s leasing portfolio. For more information, see Financial Condition—Risk Elements below. Net charge-offs increased from $4.7 million in 2007 to $13.4 million in 2008, including $11.1 million in net charge-offs of leases. Net charge-offs as a percent of average loans and leases outstanding increased from 0.28% in 2007 to 0.68% in 2008.

The provision for loan and lease losses at $6.0 million in 2007 increased from $1.7 million in 2006 due to management’s evaluation of the loan and lease portfolio and reflected higher levels of nonperforming loans and leases and charge-offs in 2007 compared to 2006. Net charge-offs increased from $1.4 million in 2006 to $4.7 million in 2007, including a $3.1 million charge-off of a single commercial and industrial loan. Net charge-offs as a percent of average loans and leases outstanding increased from 0.10% in 2006 to 0.28% in 2007.

Noninterest Income

Noninterest income decreased from $18.6 million in 2007 to $17.6 million in 2008, primarily as a result of a decrease in gains on the sale of investment securities from $1.8 million in 2007 to $53,000 in 2008. The decrease was partially offset by an increase in bank owned life insurance income of $436,000 resulting from $392,000 in proceeds received on a life insurance policy. Commissions and fees increased $326,000 or 11% to $3.4 million in 2008 primarily due to increased investment commission income. Other income decreased $538,000 to $1.3 million as a result of a sale of a branch in 2007 resulting in a $319,000 gain. Noninterest income represented 17% of total revenue in 2008. (Total revenue is defined as net interest income plus noninterest income.)

Noninterest income increased from $14.2 million in 2006 to $18.6 million in 2007 as a result of an increase in gains (losses) on securities from a loss of $3.0 million in 2006 to a gain of $1.8 million in 2007. In 2007, the Company recognized a $1.8 million gain on equity securities in its investment portfolio resulting from the acquisition of a financial institution in which the Company owned stock. In 2006, the Company effected a balance sheet restructuring in which the Company sold $97.3 million in securities at a loss of $3.3 million. Commissions and fees decreased $499,000 or 14% to $3.1 million in 2007 due to a decrease in investment services brokerage income and a decrease in loan fee income. Other income increased $276,000 to $1.8 million as a result of noninterest related leasing income. Noninterest income represented 21% of total revenue in 2007.

Noninterest Expense

Noninterest expense increased $1.9 million or 3% from $58.2 million in 2007 to $60.1 million in 2008. Total salaries and benefit expense decreased $601,000 or 2% from $32.9 million in 2007 to $32.3 million in 2008, resulting from decreased leasing commissions and elimination of executive bonuses partially offset by increased staffing levels and normal salary and benefit increases. Stationery, supplies and postage expense increased $137,000 or 8% to $1.8 million, resulting from expenses related to new branches and increased mailings to our customer base. Marketing expense increased from $1.8 million in 2007 to $2.3 million in 2008 as a result of deposit promotions, debit card promotions, customer satisfaction surveys and branch openings. FDIC insurance expense increased from $220,000 in 2007 to $1.5 million in 2008, resulting from an increase in the FDIC rates charged to banks. Other expenses increased from $9.7 million in 2007 to $10.2 million in 2008, an increase of $469,000 or 5%, resulting from increases in legal fees and collection expenses.

Noninterest expense increased $3.5 million or 6% from $54.7 million in 2006 to $58.2 million in 2007. Total salaries and benefit expense increased $2.0 million or 7% from $30.8 million in 2006 to $32.9 million in 2007, resulting from normal salary and benefit increases, increased leasing commissions and expenses related to new branches. Net occupancy expense increased $491,000 or 9% to $5.9 million as a result of expense related to branches opened in 2007 and mid-2006. Marketing expense increased from $1.6 million in 2006 to $1.8 million in 2007 as a result of deposit promotions and branch openings. Other expenses increased from $9.2 million in 2006 to $9.7 million in 2007, an increase of $528,000 or 6%. This increase resulted from increased telecommunications expense and other miscellaneous expense related to branch openings.

The efficiency ratio expresses the relationship between noninterest expense (excluding other real estate expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities). In 2008, the Company’s efficiency ratio on a tax equivalent basis decreased to 54.8% from 63.2% in 2007. The efficiency ratio was 62.3% in 2006. The decrease in the efficiency ratio from 2007 to 2008 resulted from an increase in net interest income as discussed above.

Income Taxes

The Company’s effective income tax rate was 32.2%, 31.3% and 30.5%, in the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s effective tax rate increased from 2007 to 2008 because interest on its tax-exempt securities decreased from $3.0 million in 2007 to $2.4 million in 2008. The Company’s effective tax rate increased from 2006 to 2007 because its interest on tax-exempt securities decreased from $3.7 million in 2006 to $3.0 million in 2007.

Financial Condition

Total assets increased from $2.51 billion on December 31, 2007 to $2.64 billion on December 31, 2008, an increase of $128.9 million, or 5%. Total assets at year-end 2007 increased $250.2 million or 11% from year-end 2006.

Loans and Leases

Lakeland primarily serves Northern New Jersey and the surrounding areas. Its leasing division serves a broader national market. All of its borrowers are U.S. residents or entities.

Total loans and leases increased from $1.88 billion on December 31, 2007 to $2.03 billion on December 31, 2008, an increase of $149.5 million or 8%. The increase occurred in all major loan categories except leasing. Commercial loans increased from $821.6 million to $958.6 million, an increase of $137.0 million or 17%. The residential real estate mortgage portfolio increased $35.2 million or 12%, resulting from an increase in demand in fixed rate residential mortgages. The home equity and consumer installment portfolio increased from $310.4 million in 2007 to $315.7 million in 2008, an increase of $5.3 million or 2%. Real estate construction loans, which include both residential and commercial construction loans, increased from $91.7 million in 2007 to $107.9 million in 2008, an increase of $16.2 million or 18%. Leases decreased from $355.6 million to $311.5 million, a decrease of $44.2 million or 12% resulting from management’s decision to de-emphasize the leasing business. Total loans increased from $1.59 billion in 2006 to $1.88 billion in 2007, an increase of $295.4 million or 19%. The majority of the growth in 2007 was in the commercial loan portfolio and leases.

The following table sets forth the classification of the Company’s loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Commercial	$958,620	$821,621	$714,496	$589,646	$512,810
Leases	311,463	355,644	196,518	90,194	87,787
Real estate—mortgage	336,951	301,798	272,102	256,621	217,500
Real estate—construction	107,928	91,706	87,562	68,325	62,687
Home equity and consumer installment	315,704	310,359	315,038	302,236	289,920

	$2,030,666	$1,881,128	$1,585,716	$1,307,022	$1,170,704

The following table shows the percentage distributions of loans and leases by category as of December 31 for each of the last five years.

	December 31,
	2008	2007	2006	2005	2004
Commercial	47.2%	43.7%	45.0%	45.1%	43.8%
Leases	15.3%	18.9%	12.4%	6.9%	7.5%
Real estate—mortgage	16.6%	16.0%	17.2%	19.7%	18.6%
Real estate—construction	5.3%	4.9%	5.5%	5.2%	5.3%
Home equity and consumer installment	15.6%	16.5%	19.9%	23.1%	24.8%

	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2008, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth certain categories of loans as of December 31, 2008, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
		(in thousands)
Types of Loans:
Commercial	$147,983	$165,184	$645,453	$958,620
Real Estate—construction	52,016	13,138	42,774	107,928

Total	$199,999	$178,322	$688,227	$1,066,548

Amount of such loans with:
Predetermined rates	$29,813	$122,793	$69,211	$221,817
Floating or adjustable rates	170,186	55,529	619,016	844,731

Total	$199,999	$178,322	$688,227	$1,066,548

Risk Elements

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

The following schedule sets forth certain information regarding the Company’s non-accrual and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Non-performing assets:
Non-accrual loans and leases	$16,544	$10,159	$4,437	$3,907	$13,017
Other real estate and other repossessed assets	3,997	175	—	—	650

TOTAL NON-PERFORMING ASSETS	$20,541	$10,334	$4,437	$3,907	$13,667

Non-performing assets as a percent of total assets	0.78%	0.41%	0.20%	0.18%	0.64%

Past due loans and leases*	$825	$667	$876	$5,127	$2,347

*	Represents loans and leases as to which payments of interest or principal are contractually past due 90 days or more, but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans and leases only if collection of the debt is proceeding in due course and collection efforts are reasonably expected to result in repayment of the debt or in its restoration to a current status.

Non-accrual loans and leases increased to $16.5 million on December 31, 2008 from $10.2 million at December 31, 2007. The $6.4 million increase in non-accrual loans is attributable to a deterioration in the Company’s leasing portfolio. At year-end 2008, $8.5 million in leases were on non-accrual, $7.1 million of which were attributable to two originators who indicated that they could no longer fulfill all of their obligations under contractual recourse provisions. At December 31, 2008, the Company had $68.2 million in leases outstanding from these originators, representing 1,833 leases of which approximately 80% were current or less than 30 days past due. Non-accrual loans also included $5.9 million in commercial loans which declined from $8.6 million at year-end 2007. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout.

Other real estate and other repossessed assets increased from $175,000 at the end of 2007 to $4.0 million at the end of 2008. This increase included $3.7 million in equipment that was repossessed from leasing customers.

For 2008, the gross interest income that would have been recorded, had the loans and leases classified at year-end as non-accrual been performing in conformance with their original terms, is approximately $761,000. The amount of interest income actually recorded on those loans and leases for 2008 was $200,000. The resultant loss of $561,000 for 2008 compares to a loss of $566,000 for 2007 and income of $16,000 for 2006.

Loans and leases specifically evaluated are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreements. Loans and leases which are well secured and in process of collection generally will not be classified as impaired. A loan or lease is not impaired during the process of collection of payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate. All commercial loans in excess of $250,000 identified as impaired are evaluated by an independent loan review consultant. The Company aggregates consumer loans and residential mortgages for evaluation purposes.

The Company’s policy concerning commercial non-accrual loans and leases states that, except for loans and leases which are considered to be fully collectible by virtue of collateral held and in the process of collection, loans and leases are placed on a non-accrual status when payments are 90 days delinquent or more. It is possible for a loan or lease to be on non-accrual status and not be classified as impaired if the balance of such loan or lease is relatively small and, therefore, has not been specifically reviewed for impairment.

Loans and leases, or portions thereof, are charged off in the period that the loss is identified. Until such time, an allowance for loan or lease loss is maintained for estimated losses. With regard to interest income recognition for payments received on impaired loans and leases, as well as all non-accrual loans and leases, the Company follows regulatory guidelines, which apply any payments to principal as long as there is doubt as to the collectibility of the balance.

As of December 31, 2008, based on the above criteria, the Company had impaired loans and leases totaling $14.1 million (consisting primarily of non-accrual loans and leases). The impairment of these loans and leases is based on the fair value of the underlying collateral. Based upon such evaluation, $3.7 million has been allocated to the allowance for loan and lease losses for impairment. At December 31, 2008, the Company also had $35.8 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

There were no additional loans or leases at December 31, 2008, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2008, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance of the allowance at the beginning of the year	$14,689	$13,454	$13,173	$16,638	$16,899

Loans and leases charged off:
Commercial*	593	3,601	1,207	3,872	3,449
Leases	11,211	425	90	478	1,515
Home equity and consumer	2,044	1,341	1,493	1,923	1,718
Real estate—mortgage	123	—	—	—	—

Total loans and leases charged off	13,971	5,367	2,790	6,273	6,682

Recoveries:
Commercial	79	209	728	552	102
Leases	150	2	83	201	43
Home equity and consumer	376	415	531	499	363
Real estate—mortgage	—	—	3	1	10

Total Recoveries	605	626	1,345	1,253	518

Net charge-offs:	13,366	4,741	1,445	5,020	6,164
Addition related to acquisitions	—	—	—	—	2,301
Provision for loan and lease losses charged to operations	23,730	5,976	1,726	1,555	3,602

Ending balance	$25,053	$14,689	$13,454	$13,173	$16,638

Ratio of net charge-offs to average loans and leases outstanding	0.68%	0.28%	0.10%	0.41%	0.62%
Ratio of allowance at end of year as a percentage of year-end total loans and leases	1.23%	0.78%	0.85%	1.00%	1.41%

*	Includes charge-offs of $3.0 million and $3.4 million in 2005 and 2004, respectively, related to the settlement of certain litigation concerning the commercial lease pools.

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

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•

The establishment of reserve amounts for all specifically identified classified loans and leases that have been designated as requiring attention by the Company or the Company’s external loan review consultant.

•	The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including 1 – 4 family residential mortgages, and consumer loans.

•

The establishment of reserve amounts for the non-classified loans and leases in each portfolio based upon the historical average loss experience for these portfolios and management’s evaluation of key factors.

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2008. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans and leases that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans and leases in each category as well as historical trends.

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Commercial	$8,954	$8,048	$8,327	$8,578	$12,215
Leases	11,212	2,310	1,589	1,243	1,383
Home equity and consumer	2,207	2,379	2,591	2,592	2,411
Real estate—construction	2,054	1,680	648	350	146
Real estate—mortgage	626	272	299	410	483

	$25,053	$14,689	$13,454	$13,173	$16,638

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

	December 31,
	2008	2007	2006
	(in thousands)
U.S. Treasury and U.S. government agencies	$74,934	$79,945	$81,635
Obligations of states and political subdivisions	63,616	81,132	86,193
Mortgage-backed securities	216,181	200,915	219,369
Equity securities	23,286	23,417	22,025
Other debt securities	14,271	17,198	14,125

	$392,288	$402,607	$423,347

The Company does not own any Collateralized Debt Obligations, Pooled Trust Preferred Securities or preferred stock with the Federal National Mortgage Association or the Federal Home Loan Mortgage Association.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2008:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$14,709	$38,465	$—	$—	$53,174
Yield	2.04%	5.25%	—%	—%	4.36%
Obligations of states and political subdivisions
Amount	1,927	4,660	3,574	829	10,990
Yield	6.38%	6.21%	5.68%	5.30%	6.00%
Mortgage-backed securities
Amount	—	12,405	68,477	101,158	182,040
Yield	—%	3.88%	4.28%	4.13%	4.17%
Other debt securities
Amount	4,106	507	7,000	1,071	12,684
Yield	4.78%	5.07%	1.51%	2.26%	2.77%
Other equity securities
Amount	23,286	—	—	—	23,286
Yield	0.60%	—%	—%	—%	0.60%

Total securities
Amount	$44,028	$56,037	$79,051	$103,058	$282,174
Yield	1.72%	5.02%	4.10%	4.12%	3.92%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2008:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$16,768	$4,992	$—	$—	$21,760
Yield	4.01%	4.34%	—%	—%	4.09%
Obligations of states and political subdivisions
Amount	12,789	17,341	20,161	2,335	52,626
Yield	4.38%	4.84%	5.39%	5.73%	4.98%
Mortgage-backed securities
Amount	1,338	2,164	2,947	27,692	34,141
Yield	3.13%	3.80%	4.28%	4.33%	4.25%
Other debt securities
Amount	—	—	1,587	—	1,587
Yield	—%	—%	5.39%	—%	5.39%

Total securities
Amount	$30,895	$24,497	$24,695	$30,027	$110,114
Yield	4.13%	4.65%	5.26%	4.44%	4.58%

Deposits

Total deposits increased from $1.99 billion on December 31, 2007 to $2.06 billion on December 31, 2008, an increase of $68.7 million, or 3%. Total noninterest bearing demand accounts increased from $292.0 million to $302.5 million, a $10.5 million or 4% increase. Savings and interest bearing transaction accounts increased from $1.09 billion to $1.14 billion, an increase of $51.4 million or 5%. Total core deposits, which are defined as noninterest bearing deposits and savings and interest-bearing transaction accounts, increased from $1.38 billion on December 31, 2007 to $1.45 billion on December 31, 2008, an increase of $61.9 million or 4%. Total time deposits at $611.0 million were equivalent to last year’s levels. In 2008, Lakeland utilized the CDARs (Certificate of Deposit Account Registry Service) to allow its customers to have their deposits fully protected by FDIC insurance. If a customer places a deposit in excess of the FDIC limit with Lakeland, these deposits can be placed in smaller increments with other banks in the CDARs network. At the same time, other banks in the CDARs network place the same types of deposits with Lakeland. At year-end 2008, Lakeland had $89.3 million in CDARs time deposits. Total deposits increased from $1.86 billion on December 31, 2006 to $1.99 billion on December 31, 2007, an increase of $126.8 million, or 7%.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$300,950	—%	$300,156	—%	$296,853	—%
Interest-bearing transaction accounts	805,515	1.75%	749,093	2.92%	$708,224	2.66%
Savings	310,565	1.23%	324,573	1.79%	$332,821	1.31%
Time deposits	561,069	3.82%	538,376	4.56%	$474,693	3.87%

Total	$1,978,099	1.99%	$1,912,198	2.73%	$1,812,591	2.29%

As of December 31, 2008, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$58,556
Over 3 through 6 months	38,544
Over 6 through 12 months	109,027
Over 12 months	11,356

Total	$217,483

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $36.7 million in 2008 compared to $27.0 million and $27.3 million in 2007 and 2006, respectively.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2008, the Company generated $68.7 million in deposit growth.

•	Sales of securities and overnight funds. At year-end 2008, the Company had $282.2 million in securities designated “available for sale.”

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. Lakeland is a member of the Federal Home Loan Bank of New York (FHLB). One membership benefit is that members can borrow overnight funds. Lakeland has lines of credit of up to $200.0 million available for it to borrow from the FHLB subject to collateral requirements. Lakeland had no borrowings against these lines as of December 31, 2008. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland borrowed $8.5 million against these lines as of December 31, 2008.

•

Long-term debt. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. For more information, see Note 6 to the Consolidated Financial Statements.

•

On February 6, 2009, the Company received $59.0 million in an investment by the U.S. Department of the Treasury. This investment is part of the Treasury’s Capital Purchase Program and is in the form of 59,000 shares of preferred stock and a warrant to purchase 949,571 shares of common stock. The Company’s primary anticipated use of the proceeds will be for its commercial and consumer lending businesses.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2008. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$13,118	$1,680	$2,773	$1,976	$6,689
Benefit plan commitments	3,998	185	370	370	3,073
Remaining contractual maturities of time deposits	611,032	570,676	31,509	6,941	1,906
Subordinated debentures	77,322	—	—	—	77,322
Loan commitments	402,404	338,804	26,112	6,159	31,329
Long-term debt	210,900	10,000	30,900	65,000	105,000
Interest on long-term debt*	168,090	13,465	24,556	19,954	110,115
Standby letters of credit	8,969	7,285	1,684	—	—

Total	$1,495,833	$942,095	$117,904	$100,400	$335,434

*	Includes interest on long-term debt and subordinated debentures.

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

The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. The Company’s performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Retail Officer, Chief Credit Officer, certain other senior officers and certain directors. This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

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

The following table sets forth the estimated maturity/repricing structure of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2008. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability adjusted for prepayments assuming the interest rate environment prevailing in the fourth quarter of 2008. Interest-bearing demand, savings and money market accounts are estimated to exhibit some rate sensitivity based on management’s analysis of deposit withdrawals and based on certain types of accounts that are tied to rate indices. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain at the Company regardless of market interest rates.

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

	Maturing or Repricing
December 31, 2008	Within three months	After 3 months but within 1 year	After 1 but within 5 years	After 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Loans and leases	$379,497	$223,947	$1,010,519	$420,868	$2,034,831
Investment securities	76,776	113,365	142,699	59,448	392,288
Interest-bearing cash accounts	14,538	—	—	—	14,538

Total interest-earning assets	470,811	337,312	1,153,218	480,316	2,441,657

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	304,964	—	421,324	124,350	850,638
Savings accounts	58,097	—	103,944	129,930	291,971
Time deposits	142,564	428,930	38,392	1,146	611,032

Total interest-bearing deposits	505,625	428,930	563,660	255,426	1,753,641

Borrowings:
Fed funds purchased and securities sold under agreements to repurchase	62,363	—	—	—	62,363
Long-term debt	20,000	10,000	125,900	55,000	210,900
Subordinated debentures	20,619	—	56,703	—	77,322

Total borrowings	102,982	10,000	182,603	55,000	350,585

Total interest-bearing liabilities	608,607	438,930	746,263	310,426	2,104,226

Interest rate sensitivity gap	($137,796)	($101,618)	$406,955	$169,890	$337,431

Cumulative rate sensitivity gap	($137,796)	($239,414)	$167,541	$337,431

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

The starting point (or “base case”) for the following table is an estimate of the Company’s net portfolio value at December 31, 2008 using current discount rates, and an estimate of net interest income for 2009 assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at December 31, 2008 levels. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points. Rate shocks assume that current interest rates change immediately. The information provided for net interest income for 2009 assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the twelve month period. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

	Net Portfolio Value of Equity at December 31, 2008		Net Interest Income for 2009
Rate Scenario	Amount	Percent Change from Base Case	Amount	Percent Change from Base Case
	(dollars in thousands)
+200 basis points	$300,476	-6.6%	$88,788	-2.8%
Base Case	321,559	—%	91,365	—%
-200 basis points	267,663	-16.8%	88,556	-3.1%

Although the Company has been traditionally “liability sensitive,” our simulation model is showing that our net portfolio value of equity and our net interest income for 2009 declines in a decreasing rate environment because the rates of our interest-bearing liabilities are already very low and cannot decline as much as the rates of our interest-earning assets in a declining rate environment.

Capital Resources

Stockholders’ equity increased $9.3 million from $211.6 million at December 31, 2007 to $220.9 million at December 31, 2008, reflecting net income during the year of $15.2 million, cash dividends to stockholders of $8.1 million, and a net change from the exercise of stock options of $2.9 million. Also impacting stockholders’ equity was other comprehensive loss of $535,000. The Company also adopted EITF 06-4, “Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” which resulted in a reduction in retained earnings of $546,000. For more information, please see Note 1 in the Notes to the Consolidated Financial Statements.

Book value per share (total stockholders’ equity divided by the number of shares outstanding) increased from $9.09 on December 31, 2007 to $9.33 on December 31, 2008 as a result of the factors discussed above. Book value per share was $8.61 on December 31, 2006.

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

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2008 and 2007:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2008	2007	2008	2007	2008	2007
Capital Ratios:
The Company	8.08%	8.11%	10.24%	10.08%	11.52%	11.08%
Lakeland Bank	7.57%	7.62%	9.60%	9.49%	10.85%	10.28%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

On February 6, 2009 the Company received $59.0 million in an investment by the U.S. Department of Treasury. The investment is part of the Treasury’s Capital Purchase Program and is in the form of preferred stock and a warrant.

The Company had received preliminary approval of the Treasury’s investment in December, 2008. In order to close on the investment, the Company needed to obtain shareholder approval to amend its certificate of incorporation to authorize the issuance of preferred stock. At its special meeting on January 28, 2009, Lakeland received shareholder approval to issue preferred stock, from which 59,000 shares of preferred stock were issued to the Treasury on February 6, 2009. The preferred stock will be classified as Tier 1 Capital. As part of the investment, Lakeland issued to the Treasury a warrant to purchase 949,571 shares of its common stock at an exercise price of $9.32 per share. The warrant is exercisable for a period of 10 years. The Company anticipates that the primary use of the proceeds will be in its commercial and consumer lending businesses.

Including the impact of the $59.0 million in capital from the Treasury’s Capital Purchase Program, the Company’s Tier 1 Capital to Total Assets Ratio, its Tier 1 to Risk-Weighted Assets Ratio and its Total Capital to Risk-Weighted Assets Ratio would be 10.17%, 13.11% and 14.36%, respectively.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard became effective for the Company on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3—“Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active.” FSP 157-3 clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FASB staff position revises the impairment guidance for beneficial interests in EITF 99-20 to make it consistent with the requirements of FASB Statement No. 115 for determining whether an impairment of debt or equity securities has occurred. This FASB staff position became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company incorporated this guidance in its review of impairment as of December 31, 2008.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements, but it is not expected to have a material impact.

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

ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8—Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(dollars in thousands)
ASSETS
Cash	$35,238	$46,837
Interest-bearing deposits due from banks	14,538	10,351

Total cash and cash equivalents	49,776	57,188
Investment securities available for sale	282,174	273,247
Investment securities held to maturity; fair value of $111,881 in 2008 and $129,207 in 2007	110,114	129,360
Loans, net of deferred fees	2,034,831	1,886,535
Less: allowance for loan and lease losses	25,053	14,689

Net loans	2,009,778	1,871,846
Premises and equipment—net	29,479	30,093
Accrued interest receivable	8,598	8,579
Goodwill	87,111	87,111
Other identifiable intangible assets, net	2,701	3,763
Bank owned life insurance	39,217	38,112
Other assets	23,677	14,472

TOTAL ASSETS	$2,642,625	$2,513,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$302,492	$292,029
Savings and interest-bearing transaction accounts	1,142,609	1,091,205
Time deposits under $100 thousand	393,549	364,477
Time deposits $100 thousand and over	217,483	239,694

Total deposits	2,056,133	1,987,405
Federal funds purchased and securities sold under agreements to repurchase	62,363	49,294
Long-term debt	210,900	171,755
Subordinated debentures	77,322	77,322
Other liabilities	14,966	16,396

TOTAL LIABILITIES	2,421,684	2,302,172

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; authorized shares, 40,000,000; issued shares, 24,740,564 at December 31, 2008 and 2007; outstanding shares, 23,687,003 at December 31, 2008 and 23,281,015 at December 31, 2007	257,051	258,037
Accumulated Deficit	(19,246)	(24,465)
Treasury stock, at cost, 1,053,561 shares in 2008 and 1,459,549 in 2007	(14,496)	(20,140)
Accumulated other comprehensive loss	(2,368)	(1,833)

TOTAL STOCKHOLDERS’ EQUITY	220,941	211,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,642,625	$2,513,771

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$127,414	$117,039	$94,909
Federal funds sold and interest-bearing deposits with banks	420	1,644	1,060
Taxable investment securities	13,713	14,669	20,115
Tax-exempt investment securities	2,390	3,026	3,724

TOTAL INTEREST INCOME	143,937	136,378	119,808

INTEREST EXPENSE
Deposits	39,303	52,274	41,546
Federal funds purchased and securities sold under agreements to repurchase	1,487	2,303	4,297
Long-term debt	14,568	10,073	7,261

TOTAL INTEREST EXPENSE	55,358	64,650	53,104

NET INTEREST INCOME	88,579	71,728	66,704
Provision for loan and lease losses	23,730	5,976	1,726

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	64,849	65,752	64,978
NONINTEREST INCOME
Service charges on deposit accounts	11,106	10,630	10,792
Commissions and fees	3,422	3,096	3,595
Gains (losses) on the sales of investment securities	53	1,769	(2,995)
Income on bank owned life insurance	1,741	1,305	1,237
Other income	1,289	1,827	1,551

TOTAL NONINTEREST INCOME	17,611	18,627	14,180

NONINTEREST EXPENSE
Salaries and employee benefits	32,263	32,864	30,839
Net occupancy expense	6,098	5,877	5,386
Furniture and equipment	4,848	4,856	4,657
Stationery, supplies and postage	1,764	1,627	1,631
Marketing expense	2,348	1,825	1,573
Core deposit intangible amortization	1,062	1,180	1,196
FDIC insurance expense	1,478	220	226
Other expenses	10,210	9,741	9,213

TOTAL NONINTEREST EXPENSE	60,071	58,190	54,721

Income before provision for income taxes	22,389	26,189	24,437
Provision for income taxes	7,224	8,201	7,460

NET INCOME	$15,165	$17,988	$16,977

PER SHARE OF COMMON STOCK:
Basic	$0.65	$0.78	$0.73

Diluted	$0.64	$0.77	$0.73

Cash dividends	$0.40	$0.38	$0.37

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
NET INCOME	$15,165	$17,988	$16,977

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Unrealized securities gains (losses) arising during period	(80)	2,401	247
Less: reclassification for gains (losses) included in net income	35	1,203	(2,073)
Change in pension liabilities, net	(420)	39	(345)

Other Comprehensive Income (Loss)	(535)	1,237	1,975

TOTAL COMPREHENSIVE INCOME	$14,630	$19,225	$18,952

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2008, 2007 and 2006

	Common stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
		(dollars in thousands)
BALANCE DECEMBER 31, 2005	22,442,337	$226,322	($9,514)	($20,176)	($4,851)	$191,781
Net Income 2006			16,977			16,977
Other comprehensive income, net of tax and reclassification adjustments					1,975	1,975
Adjustments to initially adopt SFAS No. 158:
Prior service cost (net of tax benefit)					(56)	(56)
Net gains (losses) (net of tax benefit)					(138)	(138)
Exercise of stock options		(133)		755		622
Stock dividend	1,121,126	16,472	(16,472)			—
Cash dividends			(8,517)			(8,517)
Purchase of treasury stock				(3,144)		(3,144)

BALANCE DECEMBER 31, 2006	23,563,463	242,661	(17,526)	(22,565)	(3,070)	199,500
Cumulative adjustment for adoption for FIN 48			509			509

Balance JANUARY 1, 2007, as revised	23,563,463	242,661	(17,017)	(22,565)	(3,070)	200,009
Net Income 2007			17,988			17,988
Other comprehensive income, net of tax and reclassification adjustments					1,237	1,237
Stock based compensation expense		260				260
Issuance of stock for restricted stock awards		(966)		966		—
Issuance of stock to dividend reinvestment plan		(94)	(464)	558		—
Exercise of stock options, net of excess tax benefits		(401)		912		511
Repurchase of stock in recission offer				(11)		(11)
Stock dividend	1,177,101	16,577	(16,577)			—
Cash dividends			(8,395)			(8,395)

BALANCE DECEMBER 31, 2007	24,740,564	258,037	(24,465)	(20,140)	(1,833)	211,599
Cumulative adjustment for adoption for EITF 06-04			(546)			(546)

Balance JANUARY 1, 2008, as revised	24,740,564	258,037	(25,011)	(20,140)	(1,833)	211,053
Net Income 2008			15,165			15,165
Other comprehensive loss, net of tax and reclassification adjustments					(535)	(535)
Stock based compensation expense		351				351
Issuance of stock for restricted stock awards		(1,117)		1,117		—
Issuance of stock to dividend reinvestment and stock purchase plan		(150)	(1,339)	1,564		75
Exercise of stock options, net of excess tax benefits		(70)		2,963		2,893
Cash dividends			(8,061)			(8,061)

BALANCE DECEMBER 31, 2008	24,740,564	$257,051	($19,246)	($14,496)	($2,368)	$220,941

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,165	$17,988	$16,977
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,928	1,000	594
Depreciation and amortization	3,398	3,614	3,512
Amortization of intangible assets	1,062	1,180	1,196
Provision for loan and lease losses	23,730	5,976	1,726
Stock based compensation	351	260	—
(Gains) losses on sales of securities	(53)	(1,769)	2,995
Loss on other repossessed assets	17	—	—
Gain on sale of branch	—	(319)	(361)
Deferred tax benefit	(4,490)	(2,173)	(740)
(Increase) decrease in other assets	2,903	(1,784)	(641)
Increase (decrease) in other liabilities	(7,295)	2,993	2,084

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,716	26,966	27,342

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	108,207	58,405	86,977
Held to maturity	33,463	28,098	29,910
Proceeds from sales of securities:
Available for sale	10,108	2,438	178,124
Purchase of securities:
Available for sale	(127,916)	(50,152)	(29,908)
Held to maturity	(14,403)	(14,841)	(18,378)
Net increase in loans and leases	(162,905)	(300,153)	(280,137)
Proceeds from sale of branch, net	—	—	(7,326)
Proceeds from dispositions of premises and equipment	—	995	51
Capital expenditures	(2,784)	(2,312)	(3,400)
Net increase in other real estate owned	(3,813)	—	0

NET CASH USED IN INVESTING ACTIVITIES	(160,043)	(277,522)	(44,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	68,728	126,778	70,459
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	13,069	8,233	(62,138)
Proceeds from long-term debt	125,103	120,900	50,000
Repayments of long-term debt	(85,892)	(40,855)	(3,351)
Issuance of stock to Dividend Reinvestment and Stock Purchase Plan	75	20,619	—
Purchase of treasury stock	—	(11)	(3,144)
Exercise of stock options	2,788	408	519
Excess tax benefits	105	103	66
Dividends paid	(8,061)	(8,395)	(8,517)

NET CASH PROVIDED BY FINANCING ACTIVITIES	115,915	227,780	43,894

Net increase (decrease) in cash and cash equivalents	(7,412)	(22,776)	27,149
Cash and cash equivalents, beginning of year	57,188	79,964	52,815

CASH AND CASH EQUIVALENTS, END OF YEAR	$49,776	$57,188	$79,964

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

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

The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan and lease totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans and leases, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

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

Investment Securities

The Company accounts for its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in securities are classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income (loss) and excluded from the determination of net income. The Company does not engage in security trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

FASB Staff Position 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1) codified the guidance set forth in EITF Topic D-44 and clarified that an investor should recognize an impairment loss no later than when the impairment is considered other-than-temporary, even if a decision to sell has not been made. FSP 115-1 also includes language from EITF Issue 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment. The Company has concluded that none of its securities have impairments that are other-than-temporary at December 31, 2008.

Loans and Leases and Allowance for Loan and Lease Losses

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans and leases are also detailed.

Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan or lease is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income. Commercial loans and leases 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

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

Other Real Estate Owned and Other Repossessed Assets

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or lease or fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense. An allowance for OREO or other repossessed assets is established, through charges to expense, to maintain properties at the lower of cost or fair value less estimated costs to sell. Operating results of OREO and other repossessed assets, including rental income, operating expenses and gains and losses realized from the sale of properties owned, are included in other expenses.

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2008 and 2007, Lakeland was servicing approximately $14.4 million and $15.6 million, respectively, of loans for others.

The Company accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” as amended by SFAS No. 156. The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained in accordance with SFAS No. 156. The Company records mortgage servicing rights and the loans based on relative fair values at the date of origination.

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

Restrictions On Cash And Due From Banks

Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account. The amounts of those reserves at December 31, 2008 and 2007 were approximately $1.6 million and $3.3 million, respectively.

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

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R),” requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations are recognized as a component of Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost.

Stock-Based Compensation

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company, which includes those employees serving as officers and directors of the Company. The plan authorized 2,257,369 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company has no option or restricted stock awards with market or performance conditions attached to them. The Company generally issues shares for option exercises from its treasury stock.

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. The following shows supplemental non-cash investing and financing activities for the periods presented:

	2008	2007	2006
	(in thousands)
Transfer of loans and leases receivable to other repossessed assets	$5,877	$—	$—
Cash paid for income taxes	12,672	8,509	8,479
Cash paid for interest	56,602	64,639	58,874

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

	Year ended December 31, 2008
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	($174)	$94	($80)
Less reclassification adjustment for net gains realized in net income	53	(18)	35

Net unrealized losses on available for sale securities	(227)	112	(115)
Change in pension liabilities	(646)	226	(420)

Other comprehensive loss, net	($873)	$338	($535)

	Year ended December 31, 2007
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$3,687	($1,286)	$2,401
Less reclassification adjustment for net gains realized in net income	1,769	(566)	1,203

Net unrealized gains on available for sale securities	1,918	(720)	1,198
Change in pension liabilities	60	(21)	39

Other comprehensive income, net	$1,978	($741)	$1,237

	Year ended December 31, 2006
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized holding gains arising during period	$378	($131)	$247
Less reclassification adjustment for net losses realized in net income	(2,995)	922	(2,073)

Net unrealized gains on available for sale securities	3,373	(1,053)	2,320
Change in pension liabilities	(530)	185	(345)

Other comprehensive income, net	$2,843	$(868)	$1,975

Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company tests goodwill for impairment annually at the reporting unit level. The Company has determined that it has one reporting unit, Community Banking. The Company analyzes goodwill using various market valuation methodologies including an analysis of the Company’s enterprise value and a comparison of pricing multiples in recent acquisitions of similar companies and applying these multiples to the Company. The Company has tested the goodwill as of December 31, 2008 and has determined that it is not impaired.

Goodwill and core deposit intangibles resulting from the Newton and CSB acquisitions totaled $84.9 million and $7.9 million, respectively. Total goodwill was $87.1 million at December 31, 2008 and 2007. Core deposit intangibles were $2.7 million and $3.8 million at December 31, 2008 and 2007, respectively. Amortization expense of core deposit intangibles was $1.1 million for December 31, 2008, and $1.2 million for December 31, 2007 and 2006. Amortization expense of core deposit intangibles is expected to be $1.1 million in each of 2009 and 2010, and $577,000 in 2011.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is owner and beneficiary of the policies. At December 31, 2008 and 2007, Lakeland had $39.2 million and $38.1 million, respectively, in BOLI. Income earned on BOLI was $1.7 million, $1.3 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Income in 2008 included $392,000 in proceeds from an insurance policy.

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

The Company adopted EITF 06-4 effective January 1, 2008. Upon adoption, the Company recorded an increase to accumulated deficit of approximately $546,000.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. As a result of this adoption the Company recorded a decrease to its accumulated deficit of $509,000. For more information see Note 9 of these Consolidated Financial Statements.

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

The Federal Reserve has issued guidance on the regulatory capital treatment for the trust preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule took effect April 11, 2005; however, a five year transition period starting March 31, 2004 and leading up to March 31, 2009 allows bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). Management expects that its capital ratios will continue to be categorized as “well-capitalized” under the regulatory framework for prompt corrective action.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard became effective for the Company on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3—“Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active.” FSP 157-3 clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FASB staff position revises the impairment guidance for beneficial interests in EITF 99-20 to make it consistent with the requirements of FASB Statement No. 115 for determining whether an impairment of debt or equity securities has occurred. This FASB staff position became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company incorporated this guidance in its review of impairment as of December 31, 2008.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 2—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$52,131	$1,045	$(2)	$53,174	$48,314	$289	$(151)	$48,452
Mortgage-backed securities	180,938	2,600	(1,498)	182,040	161,520	307	(1,761)	160,066
Obligations of states and political subdivisions	10,733	272	(15)	10,990	25,550	199	(38)	25,711
Other debt securities	16,567	3	(3,886)	12,684	17,124	—	(1,523)	15,601
Equity securities	24,149	129	(992)	23,286	22,856	921	(360)	23,417

	$284,518	$4,049	$(6,393)	$282,174	$275,364	$1,716	$(3,833)	$273,247

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$21,760	$684	$—	$22,444	$31,493	$151	$(13)	$31,631
Mortgage-backed securities	34,141	524	(102)	34,563	40,849	73	(338)	40,584
Obligations of states and political subdivisions	52,626	872	(74)	53,424	55,421	200	(158)	55,463
Other debt securities	1,587	—	(137)	1,450	1,597	—	(68)	1,529

	$110,114	$2,080	$(313)	$111,881	$129,360	$424	$(577)	$129,207

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$20,601	$20,742	$29,557	$29,913
Due after one year through five years	42,607	43,632	22,333	23,086
Due after five years through ten years	13,482	10,574	21,748	21,974
Due after ten years	2,741	1,900	2,335	2,345

	79,431	76,848	75,973	77,318
Mortgage-backed securities	180,938	182,040	34,141	34,563
Equity securities	24,149	23,286	—	—

Total securities	$284,518	$282,174	$110,114	$111,881

The following table shows proceeds from sales of securities, gross gains on sales of securities and gross losses on sales of securities for the periods indicated:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Sale proceeds	$10,108	$2,438	$178,124
Gross gains	53	1,769	1,204
Gross losses	—	—	(4,199)

Securities with a carrying value of approximately $280.9 million and $282.0 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	Less than 12 months		12 months or longer			Total
December 31, 2008	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$5,000	$2	$—	$—	1	$5,000	$2
Mortgage-backed securities	15,786	540	21,045	958	37	36,831	1,498
Obligations of states and political subdivisions	528	15	—	—	2	528	15
Other debt securities	507	1	8,071	3,885	5	8,578	3,886
Equity securities	5,480	551	4,674	441	6	10,154	992

	$27,301	$1,109	$33,790	$5,284	51	$61,091	$6,393

HELD TO MATURITY
U.S. government agencies	$—	$—	—	$—	—	$—	$—
Mortgage-backed securities	4,653	54	3,937	48	12	8,590	102
Obligations of states and political subdivisions	2,001	67	354	7	7	2,355	74
Other debt securities	—	—	1,450	137	3	1,450	137

	$6,654	$121	$5,741	$192	22	$12,395	$313

	Less than 12 months		12 months or longer			Total
December 31, 2007	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$4,988	$8	$23,848	$143	8	$28,836	$151
Mortgage-backed securities	15,570	74	112,344	1,686	86	127,914	1,760
Obligations of states and political subdivisions	474	2	4,931	36	11	5,405	38
Other debt securities	6,389	86	9,212	1,437	8	15,601	1,523
Equity securities	782	130	8,543	231	6	9,325	361

	$28,203	$300	$158,878	$3,533	119	$187,081	$3,833

HELD TO MATURITY
U.S. government agencies	$—	$—	7,739	$13	5	$7,739	$13
Mortgage-backed securities	4,836	15	28,402	323	24	33,238	338
Obligations of states and political subdivisions	10,920	44	14,370	114	62	25,290	158
Other debt securities	542	1	986	67	3	1,528	68

	$16,298	$60	$51,497	$517	94	$67,795	$577

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

NOTE 3—LOANS AND LEASES

	December 31,
	2008	2007
	(in thousands)
Commercial	$958,620	$821,621
Leases	311,463	355,644
Real estate-mortgage	336,951	301,798
Real estate-construction	107,928	91,706
Home Equity and Consumer	315,704	310,359

Total loans and leases	2,030,666	1,881,128
Plus deferred costs	4,165	5,407

Loans and leases net of deferred fees	$2,034,831	$1,886,535

Future minimum lease payments of lease receivables are as follows (in thousands):

2009	$122,137
2010	92,663
2011	59,657
2012	29,791
2013	6,986
2014 and thereafter	229

$311,463

Changes in the allowance for loan and lease losses are as follows:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of year	$14,689	$13,454	$13,173
Provision for loan and lease losses	23,730	5,976	1,726
Loans and leases charged off	(13,971)	(5,367)	(2,790)
Recoveries	605	626	1,345

Balance at end of year	$25,053	$14,689	$13,454

The balance of impaired loans and leases was $14.1 million and $9.8 million at December 31, 2008 and 2007, respectively. Lakeland identifies a loan or lease as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for loan and lease losses associated with impaired loans and leases was $3.7 million and $2.7 million at December 31, 2008 and 2007, respectively. The average recorded investment on impaired loans and leases was $9.7 million, $7.0 million and $3.7 million during 2008, 2007 and 2006, respectively, and the income recognized, primarily on the cash basis, on impaired loans and leases was $200,000, $154,000 and $315,000 during 2008, 2007 and 2006, respectively. Interest which would have been accrued on impaired loans and leases during 2008, 2007 and 2006 was $761,000, $720,000 and $299,000, respectively. Lakeland’s policy for interest income recognition on impaired loans is to recognize income on restructured loans and leases under the accrual method. Lakeland recognizes income on non-accrual loans and leases under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Lakeland; if these factors do not exist, Lakeland will not recognize income until all principal has been recovered.

Loans and leases past due 90 days or more and still accruing are those loans and leases as to which payment of interest or principal is in arrears for a period of 90 days or more but are adequately collateralized as to interest and principal and are in the process of collection. Non-performing loans and leases consist of non-accrual and renegotiated loans and leases. Non-accrual loans and leases are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Renegotiated loans and leases are loans and leases where significant concessions have been made due to borrowers’ financial difficulties. Interest on these loans and leases is either accrued or credited directly to interest income. Loans and leases past due 90 days or more and non-accrual loans were as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Loans and leases past due 90 days or more and still accruing	$825	$667	$876

Non-accrual loans and leases	$16,544	$10,159	$4,437

The impact of the above non-performing loans and leases on interest income is as follows:

December 31,	2008	2007	2006
	(in thousands)
Interest income if performing in accordance with original terms	$761	$720	$299
Interest income actually recorded	200	154	315

	$561	$566	($16)

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms as those prevailing for comparable transactions with other borrowers. These loans at December 31, 2008, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. At December 31, 2008, loans to these related parties amounted to $25.0 million. There were new loans of $22.4 million to related parties and repayments of $17.5 million from related parties in 2008.

NOTE 4—PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2008	2007
		(in thousands)
Land	Indefinite	$5,443	$5,443
Buildings and building improvements	10 to 50 years	30,808	29,155
Leasehold improvements	10 to 25 years	2,275	2,275
Furniture, fixtures and equipment	2 to 30 years	26,323	25,322

		64,849	62,195
Less accumulated depreciation and amortization		35,370	32,102

		$29,479	$30,093

NOTE 5—DEPOSITS

At December 31, 2008, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2009	$570,676
2010	18,881
2011	12,628
2012	6,649
2013	292
Thereafter	1,906

$611,032

NOTE 6—Debt

Lines of Credit

As of December 31, 2008 the Company had approved lines of credit with the Federal Home Loan Bank (FHLB) of New York of up to $200.0 million. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2008 and 2007, there were no overnight borrowings against these lines. As of December 31, 2008, the Company also had overnight federal funds lines available for it to borrow $162.0 million. The Company had borrowed $8.5 and $7.0 million against these lines as of December 31, 2008 and 2007, respectively.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Short-term borrowings at December 31, 2008 and 2007 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

	2008	2007	2006
	(in thousands)
Federal funds purchased:
Balance at December 31	$8,500	$7,000	$—
Interest rate at December 31	0.50%	4.00%	—%
Maximum amount outstanding at any month-end during the year	$120,525	$60,800	$95,150
Average amount outstanding during the year	$25,732	$8,276	$32,614
Weighted average interest rate during the year	2.42%	5.28%	5.07%

	2008	2007	2006
	(in thousands)
Securities sold under agreements to repurchase:
Balance at December 31	$53,863	$42,294	$41,061
Interest rate at December 31	0.29%	3.39%	4.19%
Maximum amount outstanding at any month-end during the year	$57,163	$54,602	$74,336
Average amount outstanding during the year	$51,515	$46,431	$59,866
Weighted average interest rate during the year	1.68%	4.02%	4.42%

Long-Term Debt

FHLB Debt

At December 31, 2008, advances from the FHLB totaling $150.9 million will mature within one to ten years and are reported as long-term borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 4.17%.

FHLB borrowings mature as follows (in thousands):

2009	$10,000
2010	20,900
2011	10,000
2012	40,000
2013	15,000
Thereafter	55,000

$150,900

Long-term Securities Sold Under Agreements to Repurchase

At December 31, 2008, the Company had $60.0 million in long-term securities sold under agreements to repurchase. $10.0 million of these securities mature in 2013; the remainder of the securities have maturities greater than five years. These securities can be called starting in 2009. These advances are collateralized by certain securities. The advances had a weighted average interest rate of 4.39%. These borrowings have rates that can reset quarterly.

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

On December 15, 2003, the Company issued $25.8 million of junior subordinated debentures due January 7, 2034 to Lakeland Bancorp Capital Trust III, a Delaware business trust. The distribution rate on these securities is 7.535% for 10 years and floats at LIBOR plus 285 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 25,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $25.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after January 7, 2009, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2034.

On June 18, 2003, the Company issued $10.3 million of junior subordinated debentures due July 7, 2033 to Lakeland Bancorp Capital Trust I, a Delaware business trust. The distribution rate on these securities is 6.20% for 7 years and floats at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 10,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $10.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after July 7, 2010, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

On June 18, 2003, the Company also issued $20.6 million of junior subordinated debentures due June 30, 2033 to Lakeland Bancorp Capital Trust II, a Delaware business trust. The distribution rate on these securities is 5.71% for 5 years and floats at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after June 30, 2008, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

NOTE 7—STOCKHOLDERS’ EQUITY

On October 16, 2007, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on November 16, 2007.

On August 16, 2007, the Company announced a stock repurchase program for the purchase of up to 525,000 shares of the Company’s common stock over the next year. The Company has purchased no shares of its common stock under this repurchase program. The program expired in August 2008.

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

NOTE 8— SHAREHOLDER PROTECTION RIGHTS PLAN

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

NOTE 9—INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current tax provision	$11,714	$10,374	$8,200
Deferred tax benefit	(4,490)	(2,173)	(740)

Total provision for income taxes	$7,224	$8,201	$7,460

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Federal income tax, at statutory rates	$7,836	$9,166	$8,553
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,614)	(1,614)	(1,781)
State income tax, net of federal income tax effect	1,039	591	704
Other, net	(37)	58	(16)

Provision for income taxes	$7,224	$8,201	$7,460

The net deferred tax asset consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$10,440	$6,237
Valuation reserves for land held for sale and other real estate	679	679
Non-accrued interest	646	515
Depreciation	154	283
Deferred compensation	1,192	1,266
Capital loss carryforwards	526	541
Unfunded pension benefits	495	269
Unrealized loss on securities available for sale	896	784
Other, net	310	285

Deferred tax assets	15,338	10,859

Deferred tax liabilities:
Core deposit intangible from acquired companies	1,163	1,597
Deferred loan costs	1,114	1,032
Prepaid expenses	312	288
Deferred gain on securities	194	194
Fair market value adjustments	92	115
Other	568	566

Deferred tax liabilities	3,443	3,792

Net deferred tax assets, included in other assets	$11,895	$7,067

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

(in thousands)	2008	2007
Balance at January 1	$954	$902
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	172	225
Reductions for tax positions resulting from lapse of statute of limitations	(70)	(60)
Settlements	(344)	(113)

Balance at December 31	$712	$954

The amount of unrecognized tax benefits as of December 31, 2008 and 2007, was $480,000 and $449,000, respectively, all of which, if ultimately recognized, would reduce the Company’s annual effective tax rate.

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal or state and local examinations by tax authorities for the years before 2004.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $136,000 and $169,000 for the payment of interest and penalties at December 31, 2008 and 2007, respectively.

NOTE 10—EARNINGS PER SHARE

The Company’s calculation of earnings per share in accordance with SFAS No. 128 is as follows:

	Year ended December 31, 2008
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$15,165	23,465	$0.65
Effect of dilutive securities
Stock options and restricted stock	—	84	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$15,165	23,549	$0.64

Options to purchase 691,902 shares of common stock and 11,936 shares of restricted stock at a weighted average of $13.95 and $13.95 per share, respectively, were outstanding during 2008. These options and restricted stock were not included in the computation of diluted earnings per share because the option exercise price and the grant date price were greater than the average market price during the period.

	Year ended December 31, 2007
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$17,988	23,187	$0.78
Effect of dilutive securities
Stock options and restricted stock	—	98	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$17,988	23,285	$0.77

Options to purchase 902,205 shares of common stock at a weighted average of $14.11 per share were outstanding during 2007. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price during the period.

	Year ended December 31, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$16,977	23,141	$0.73
Effect of dilutive securities
Stock options and restricted stock	—	151	(0.00)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$16,977	23,292	$0.73

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

NOTE 11—EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $581,000 for 2008, $675,000 for 2007 and $743,000 for 2006.

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

Former CEO Retirement Benefits

Metropolitan State Bank entered into an agreement in January 1997 with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a fifteen year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period. During 2008, 2007 and 2006, $15,000, $10,000 and $11,000, respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401K plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 40% of the employee’s contributions. The Company’s contributions in 2008, 2007 and 2006 totaled $424,000, $397,000 and $361,000, respectively. In 2009, the Company will contribute up to 50% of the employee’s contribution.

Pension Plan

Newton had a defined benefit pension plan. As of March 31, 2004, Newton’s Board of Directors elected to freeze the benefits of the pension plan. All participants of the plan ceased accruing benefits as of that date.

The investment policy and strategy of the Plan and its advisors includes target portfolio allocations of approximately 60% in equities and 40% in debt securities. Based on historical performance, the Plan assumes that the long term equity securities have earned a rate of return of approximately 10% and fixed income securities have earned a return of between 1% and 5%. The composition of plan assets at December 31, 2008 was as follows:

Asset Category
Equity securities	60%
Debt securities	34%
Other securities	6%

The accumulated benefit obligation as of December 31, 2008 and 2007, is as follows:

(in thousands)	2008	2007
Accumulated postretirement benefit obligation	$1,723	$1,576
Interest Cost	99	98
Actuarial loss	220	126
Estimated benefit payments	(143)	(77)

Total accumulated postretirement benefit obligation	1,899	1,723

Fair value of plan assets beginning of period	1,290	1,176
Return on plan assets	(307)	91
Benefits paid	(143)	(77)
Contribution	110	100

Fair value of plan assets at end of year	950	1,290

Funded status	(949)	(433)
Unrecognized net actuarial loss	0	0

Prepaid benefit	($949)	($433)

Accumulated benefit obligation	$1,899	$1,723

The components of net periodic pension cost are as follows:

(in thousands)	2008	2007	2006
Amortization of actuarial loss	$23	$31	$25
Interest cost on APBO	99	98	95
Expected return on plan assets	(92)	(85)	(87)

Net periodic postretirement cost	$30	$44	$33

The benefits expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

2009	$46
2010	55
2011	54
2012	54
2013	92
2014 – 2018	568

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

	2008	2007
Discounted rate	5.00%	5.75%
Expected return on plan assets	7.25%	7.25%
Rate of compensation	0.00%	0.00%

Deferred Compensation Arrangements

High Point Financial Corp. (a bank holding company acquired by the Company in 1999) had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2008, 2007 and 2006, $42,000, $0, and $12,000, respectively, was charged to operations related to these obligations. As of December 31, 2008 and 2007, the accrued liability for these plans was $194,000 and $181,000, respectively.

Supplemental Executive Retirement Plans

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its former Chief Executive Officer that provides annual retirement benefits of $150,000 a year for a 15 year period when the former Chief Executive Officer reaches the age of 65. Our former Chief Executive Officer retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current Chief Executive Officer that provides annual retirement benefits of $150,000 for a 15 year period when the Chief Executive Officer reaches the age of 65. In November 2008, the Company entered into a SERP with its Senior Executive Vice President and Chief Operating Officer that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2008, 2007 and 2006, the Company recorded $120,000, $283,000 and $355,000, respectively, for these plans.

NOTE 12—DIRECTORS RETIREMENT PLAN

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

	December 31,
	2008	2007
	(in thousands)
Actuarial present value of benefit obligation
Vested	$699	$694
Nonvested	107	76

Accumulated benefit obligation	$806	$770

Accrued plan cost included in other liabilities	$1,117	$1,025

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial loss	$109	$161
Unrecognized prior service cost	—	0

Amounts not recognized as a component of net postretirement benefit cost	$109	$161

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$23	$19	$24
Interest cost	59	59	47
Amortization of prior service cost	40	54	46

	$122	$132	$117

A discount rate of 5.00% and 5.75% was assumed in the plan valuation for 2008 and 2007, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2009	$80
2010	80
2011	63
2012	70
2013	70
2014 – 2018	352

The Company expects its contribution to the director’s retirement plan to be $80,000 in 2009.

On December 31, 2006, the Company adopted SFAS No. 158 and recorded a liability of $299,000 to recognize the underfunded status of the Director’s Retirement Plan. It also recorded a deferred tax asset of $105,000 and an other comprehensive loss of $194,000.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2009 is $43,000.

NOTE 13—STOCK-BASED COMPENSATION

Employee Stock Option Plans

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized 2,257,369 shares of common stock of the Company.

During 2008 and 2007 the Company granted options to purchase 25,000 and 26,250 shares, respectively, to new non-employee directors of the Company at exercise prices of $13.16 and $11.43 per share, respectively. The director’s options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. As of December 31, 2008 and 2007, 283,592 and 261,829 options granted to directors were outstanding, respectively.

As of December 31, 2008 and 2007, outstanding options to purchase common stock granted to key employees were 569,070 and 846,331, respectively.

In addition to the 2000 Equity Compensation program, the Company has assumed the outstanding options granted under Newton Financial Corp.’s 1999 Stock Option Plan (the Newton Plan). As of December 31, 2008 and 2007, 42,858 and 48,080 options, respectively, were outstanding under the Newton Plan.

On December 13, 2006, the Company granted 37,829 shares of restricted stock at a market value of $13.95. On December 12, 2007, the Company granted 28,520 shares of restricted stock at a market value of $11.91. During 2008, the Company granted 81,000 shares of restricted stock at an average price of $12.46. These shares typically vest over a four year period beginning one year after the grant date.

Excess tax benefits of $105,000, $103,000 and $66,000 for the years 2008, 2007 and 2006, respectively, classified as a financing cash inflow would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).

For the years ended December 31, 2008 and 2007, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007
Risk-free interest rates	3.09%	4.63%
Expected dividend yield	3.25%	2.50%
Expected volatility	32.00%	25.00%
Expected lives (years)	7.00	6.00

Weighted average fair value of options granted	$3.42	$2.87

There were no options granted in 2006.

A summary of the status of the Company’s option plans as of December 31, 2008 and the changes during the year ending on that date is represented below.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	1,156,240	$12.71		$978,000
Issued	25,000	13.16
Exercised	(214,303)	13.05
Forfeited	(71,416)	15.10

Outstanding, end of year	895,521	$12.45	4.54	$793,473

Options exercisable at year-end	859,771		4.36	$793,473

A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2008 and changes for the year then ended is presented below.

Non-vested Options	Shares	Weighted- Average Grant-date Fair Value
Non-vested, January 1, 2008	21,000
Granted	25,000
Vested	(10,250)

Nonvested, December 31, 2008	35,750	$3.18

As of December 31, 2008, there was $95,000 of unrecognized compensation expense related to non-vested stock options under the 2000 Equity Compensation Program.

The aggregate intrinsic values of options exercised in 2008, 2007 and 2006 were $376,000, $348,000 and $363,000, respectively. Exercise of stock options during 2008, 2007 and 2006 resulted in cash receipts of $2.8 million, $408,000 and $519,000, respectively. The total fair value of options that vested in 2008 and 2007 were $32,000 and $15,000, respectively. No options vested in 2006.

Information regarding the Company’s restricted stock for the year ended December 31, 2008 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2008	48,423	$12.75
Granted	81,000	12.46
Vested	(13,108)	12.89
Forfeited	(2,307)	12.76

Outstanding, December 31, 2008	114,008	$12.53

The total fair value of the restricted stock vested during the 12 months ended December 31, 2008 was approximately $169,000. Compensation expense recognized for restricted stock was $306,000 in 2008. There was approximately $1.3 million in unrecognized compensation expense related to restricted stock grants as of December 31, 2008.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rentals under long-term operating leases amounted to approximately $1,583,000, $1,343,000 and $1,197,000 for the years ended December 31, 2008, 2007 and 2006, respectively, including rent expense to related parties of $197,000 in 2008, $205,000, in 2007, and $197,000 in 2006. At December 31, 2008, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2028 are as follows (in thousands):

Year
2009	$1,680
2010	1,478
2011	1,295
2012	1,066
2013	910
Thereafter	6,689

$13,118

Litigation

From time to time, the Company and its subsidiaries are defendants in legal proceedings relating to their respective businesses. While the ultimate outcome of any pending legal proceeding cannot be determined at this time, management does not believe that the outcome of any pending legal proceeding will materially affect the consolidated financial position of the Company, but could possibly be material to the results of operations of any one period.

NOTE 15—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2008	2007
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$402,404	$375,807
Standby letters of credit and financial guarantees written	8,969	8,647

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2008 and 2007 varies based on management’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2008 is $9.0 million and they expire through 2010. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that the Company obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2008, the Company had $402.4 million in loan and lease commitments, with $338.8 million maturing within one year, $26.1 million maturing after one year but within three years, $6.2 million maturing after three years but within five years, and $31.3 million maturing after five years. As of December 31, 2008, the Company had $9.0 million in standby letters of credit, with $7.3 million maturing within one year and $1.7 million maturing after one year but within three years.

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

NOTE 16—FAIR MARKET VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3—“Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active.” FSP 157-3 clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

The following describes the three levels of fair value hierarchy:

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2—quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (such as interest rates, yield curves, volatilities, etc.)

Level 3—unobservable inputs for the asset or liability—these shall be used to the extent that observable inputs are not available allowing for situations in which there is little, if any, market activity available.

The following table sets forth the Company’s financial assets that were accounted for at fair values as of December 31, 2008 by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of December 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets:
Investment securities, available for sale	$1,906	$280,268	$—	$282,174
Investment securities, held to maturity	—	111,881	—	111,881
Impaired Loans*	—	—	14,135	14,135

*	Impaired loans are measured on a nonrecurring basis because they are valued at the lower of cost or market value.

Impaired loans and leases are evaluated and valued at the time the loan or lease is identified as impaired at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The value of the equipment may be determined by an appraiser, if significant, or by the value on the borrower’s financial statements. Field examiner reviews of accounts receivable and inventory may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Impaired loans and leases were $14.1 million and $9.8 million at December 31, 2008 and December 31, 2007, respectively. During 2008, there were new impaired loans and leases of $14.5 million, payments of $6.2 million, charge-offs of $3.2 million and repossessions of $707,000.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2008 and 2007 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 2008 and 2007 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$49,776	$49,776	$57,188	$57,188
Investment securities available for sale	282,174	282,174	273,247	273,247
Investment securities held to maturity	110,114	111,881	129,360	129,207
Loans	2,034,831	2,085,336	1,886,535	1,875,839

Financial Liabilities:
Deposits	2,056,133	2,065,332	$1,987,405	1,988,508
Federal funds purchased and securities sold under agreements to repurchase	62,363	62,363	49,294	49,294
Long-term debt	210,900	225,760	171,755	175,422
Subordinated debentures	77,322	83,858	77,322	77,322

Commitments:
Standby letters of credit	—	11	—	7

NOTE 17—REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $185.2 million was available for payment of dividends from Lakeland to the Company as of December 31, 2008.

The Company and Lakeland are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Lakeland’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s and Lakeland’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Lakeland’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank of New York and the FDIC categorized the Company and Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2008 and 2007, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2008
Total capital (to risk-weighted assets)
Company	$233,215	11.52%	≥	161,899	≥	8.00%		N/A		N/A
Lakeland	216,610	10.85		161,215		8.00	≥	201,518	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$207,156	10.24%	≥	$80,949	≥	4.00%		N/A		N/A
Lakeland	193,416	9.60		80,607		4.00	≥	$121,524	≥	6.00%

Tier 1 capital (to average assets)
Company	$207,156	8.08%	≥	$102,597	≥	4.00%		N/A		N/A
Lakeland	193,416	7.57		102,244		4.00	≥	$127,805	≥	5.00%

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2007
Total capital (to risk-weighted assets)
Company	$212,741	11.08%	≥	$153,601	≥	8.00%		N/A		N/A
Lakeland	196,766	10.28		153,073		8.00	≥	$191,341	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$193,588	10.08%	≥	$76,801	≥	4.00%		N/A		N/A
Lakeland	181,497	9.49		76,536		4.00	≥	$114,804	≥	6.00%

Tier 1 capital (to average assets)
Company	$193,588	8.11%	≥	$95,494	≥	4.00%		N/A		N/A
Lakeland	181,497	7.62		95,227		4.00	≥	$119,034	≥	5.00%

NOTE 18—SUBSEQUENT EVENTS

On February 6, 2009, the Company received $59.0 million in an investment by the U.S. Department of the Treasury (“the Treasury”). The investment is part of the Treasury’s Capital Purchase Program and is in the form of preferred stock and a warrant to purchase common stock.

Lakeland had received preliminary approval of the Treasury’s investment in December, 2008. In order to close on the investment, Lakeland needed to obtain shareholder approval to amend its certificate of incorporation to authorize the issuance of up to 1 million shares of preferred stock. At its special meeting on January 28, 2009, Lakeland received shareholder approval to issue preferred stock, from which 59,000 shares of preferred stock were issued to the Treasury. As part of the investment, Lakeland issued the Treasury a warrant to purchase 949,571 shares of its common stock at an exercise price of $9.32 per share. The warrant is exercisable for a period of 10 years. Dividends on the preferred stock issued to the Treasury will be 5% per year for the first five years. If any of the preferred shares remain outstanding after 5 years, dividends will be paid at a rate of 9% per year.

The Securities Purchase Agreement contains limitations on the payment of dividends on the common stock. Specifically, the Company is unable to declare dividend payments on the common stock (and certain preferred stock if the Company issues additional series of preferred stock) if the Company is in arrears in the payment of dividends on the shares issued to the Treasury. Further, until the third anniversary of the investment or when all of the shares issued to the Treasury have been redeemed or transferred, the Company is not permitted to increase the amount of the quarterly cash dividend above $0.10 per share without the Treasury’s approval. The amount of the last regular dividend declared by the Company prior to October 14, 2008 was $0.10 per share.

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share amounts)
Total interest income	$36,113	$35,876	$36,262	$35,686
Total interest expense	15,663	13,340	13,122	13,233

Net interest income	20,450	22,536	23,140	22,453
Provision for loan and lease losses	1,267	8,158	3,273	11,032
Noninterest income	4,634	4,347	4,217	4,360
Gains on sales of investment securities	9	43	1	—
Noninterest expense	15,331	14,424	14,920	15,396

Income before taxes (benefit)	8,495	4,344	9,165	385
Income taxes (benefit)	2,955	1,464	3,309	(504)

Net income	$5,540	$2,880	$5,856	$889

Earnings per share
Basic	$0.24	$0.12	$0.25	$0.04
Diluted	$0.23	$0.12	$0.25	$0.04

In the fourth quarter of 2008, the Company increased its provision for loan and lease losses related to its leasing portfolio.

	Quarter ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Total interest income	$32,107	$32,960	$35,288	$36,023
Total interest expense	15,018	15,415	17,095	17,122

Net interest income	17,089	17,545	18,193	18,901
Provision for loan and lease losses	602	671	789	3,914
Noninterest income	4,221	4,092	4,046	4,499
Gains (losses) on sales of investment securities	—	1,769	—	—
Noninterest expense	14,327	14,435	14,332	15,096

Income before taxes	6,381	8,300	7,118	4,390
Income taxes	2,011	2,776	2,319	1,095

Net income	$4,370	$5,524	$4,799	$3,295

Earnings per share
Basic	$0.19	$0.24	$0.21	$0.14
Diluted	$0.19	$0.24	$0.20	$0.14

In the fourth quarter of 2007, the Company increased its provision for loan and lease losses related to a $3.1 million charge-off of a commercial and industrial loan.

NOTE 20—CONDENSED FINANCIAL INFORMATION—PARENT COMPANY ONLY:

BALANCE SHEETS

CONDENSED BALANCE SHEETS

		December 31,
		2008	2007
		(in thousands)
ASSETS
Cash and due from banks		$8,179	$8,943
Investment securities available for sale		2,323	3,581
Investment in bank subsidiaries		283,290	272,051
Land held for sale		1,077	1,227
Other assets		4,043	4,242

TOTAL ASSETS		$298,912	$290,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities		$649	$1,123
Subordinated debentures		77,322	77,322
Stockholders’ equity		220,941	211,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$298,912	$290,044

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
INCOME
Dividends from subsidiaries	$10,739	$10,600	$20,325
Other income	218	1,971	420

TOTAL INCOME	10,957	12,571	20,745

EXPENSE
Interest on subordinated debentures	5,256	4,714	3,842
Noninterest expenses	1,227	1,230	1,034

TOTAL EXPENSE	6,483	5,944	4,876

Income before benefit for income taxes	4,474	6,627	15,869
Benefit for income taxes	(2,204)	(994)	(1,554)

Income before equity in undistributed income of subsidiaries	6,678	7,621	17,423
Equity in undistributed income (loss) of subsidiaries	8,487	10,367	(446)

NET INCOME	$15,165	$17,988	$16,977

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,165	$17,988	$16,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share based compensation	351	260	—
Gain on sale of securities	—	(1,762)	(243)
(Increase) decrease in other assets	349	(1,431)	2,668
Increase (decrease) in other liabilities	(25)	119	(49)
Equity in undistributed (income) loss of subsidiaries	(8,487)	(10,367)	446

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,353	4,807	19,799

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(24)	(788)	(17)
Proceeds from sale of securities available for sale	—	2,432	671
Contribution to subsidiary	(3,000)	(19,000)	(5,000)

NET CASH USED IN INVESTING ACTIVITIES	(3,024)	(17,356)	(4,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(8,061)	(8,395)	(8,517)
Proceeds from issuance of long term debt	—	20,619	—
Purchase of treasury stock	—	(11)	(3,144)
Issuance of stock to the dividend reinvestment and stock purchase plan	75	—	—
Excess tax benefits	105	103	66
Exercise of stock options	2,788	511	519

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,093)	12,827	(11,076)

Net increase (decrease) in cash and cash equivalents	(764)	278	4,377
Cash and cash equivalents, beginning of year	8,943	8,665	4,288

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,179	$8,943	$8,665

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted Statement of Financial Standard Board (FASB) No. 157, Fair Value Measurements and Emerging Issues Task Force 06-4 Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements in 2008 and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes for 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lakeland Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 16, 2009

ITEM 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A—Controls and Procedures

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

Based on their evaluation as of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2008, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited Lakeland Bancorp, Inc. and subsidiaries’ (a New Jersey corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Lakeland Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Lakeland Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 16, 2009

ITEM 9B—Other	Information

None.

PART III

ITEM 10—Directors, Executive Officers and Corporate Governance

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

ITEM 11—Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

ITEM 13—Certain Relationships and Related Transactions, and Director Independence

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

ITEM 14—Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15—Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2008 and 2007.

(ii)	Consolidated Statements of Income for each of the three years in the period ended December 31, 2008.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2008.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

3.2	By-Laws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.1	Registrant’s Shareholder Protection Rights Plan, dated as of August 24, 2001, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2001.

4.2	Warrant to Purchase up to 949,571 shares of Common Stock, dated February 6, 2009, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.

10.2	Employment Agreement—Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.3	Employment Agreement, dated as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.4	Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.5	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.9	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.10	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc. Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.11	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.12	Change in Control, Severance and Employment Agreement, dated as of November 24, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.13	Supplemental Executive Retirement Plan Agreement for Roger Bosma, dated August 21, 2003, and First Amendment to the Supplemental Executive Retirement Plan Agreement, adopted December 13, 2006, are incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.14	Letter Agreement, dated February 6, 2009, including the Securities Purchase Agreement—Standard Terms attached thereto between the Registrant and the United States Department of the Treasury, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.15	Form of Waiver, executed by each of Thomas J. Shara, Joseph F. Hurley, Robert A. Vandenbergh, Jeffrey J. Buonforte and Louis E. Luddecke, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.16	Form of Executive Waiver Agreement, executed by each of Thomas J. Shara, Joseph F. Hurley, Robert A. Vandenbergh, Jeffrey J. Buonforte and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.17	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.18	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.19	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.20	First Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.21	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.22	Supplemental Executive Retirement Plan Agreement, effective as of December 23, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.23	Amendment No. 3 to Salary Continuation Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

12.1	Statement of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 16, 2009	By:	/s/ THOMAS J. SHARA
Thomas J. Shara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROGER BOSMA* Roger Bosma	Director	March 16, 2009

/s/ BRUCE D. BOHUNY* Bruce D. Bohuny	Director	March 16, 2009

/s/ MARY ANN DEACON* Mary Ann Deacon	Director	March 16, 2009

/s/ JOHN W. FREDERICKS* John W. Fredericks	Director	March 16, 2009

/s/ MARK J. FREDERICKS* Mark J. Fredericks	Director	March 16, 2009

/s/ GEORGE H. GUPTILL, JR.* George H. Guptill, Jr.	Director	March 16, 2009

/s/ JANETH C. HENDERSHOT* Janeth C. Hendershot	Director	March 16, 2009

/s/ ROBERT E. MCCRACKEN* Robert E. McCracken	Director	March 16, 2009

/s/ ROBERT B. NICHOLSON, III* Robert B. Nicholson, III	Director	March 16, 2009

/s/ JOSEPH P. O’DOWD* Joseph P. O’Dowd	Director	March 16, 2009

/s/ THOMAS J. SHARA Thomas J. Shara	Director, President and Chief Executive Officer	March 16, 2009

/s/ STEPHEN R. TILTON, SR.* Stephen R. Tilton, Sr.	Director	March 16, 2009

S-1

Signature		Capacity	Date

/s/ PAUL G. VIALL, JR.* Paul. G. Viall, Jr.		Director	March 16, 2009

/s/ ARTHUR L. ZANDE* Arthur L. Zande		Director	March 16, 2009

/s/ JOSEPH F. HURLEY Joseph F. Hurley		Executive Vice President and Chief Financial Officer	March 16, 2009

*By:	/s/ THOMAS J. SHARA Thomas J. Shara Attorney-in-Fact

S-2