Form 10-Q
period 2009-03-31
LAKELAND BANCORP INC
filed 2009-05-11
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes  [X]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during preceding 12 months (or such shorter period that the registrant was required to submit and post such files).            Yes  [ ]        No  [ ] The registrant is not yet subject to this requirement.

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

As of April 30, 2009 there were 23,759,102 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009 (unaudited)	December 31, 2008
	(dollars in thousands)
Cash	$34,511	$35,238
Federal funds sold and Interest-bearing deposits due from banks	16,391	14,538
Total cash and cash equivalents	50,902	49,776

Investment securities available for sale	315,234	282,174
Investment securities held to maturity; fair value of $114,048 in 2009 and $111,881 in 2008	112,248	110,114
Loans and leases, net of deferred costs	2,031,515	2,034,831
Less: allowance for loan and lease losses	25,578	25,053
Net loans	2,005,937	2,009,778
Premises and equipment - net	29,801	29,479
Accrued interest receivable	8,533	8,598
Goodwill	87,111	87,111
Other identifiable intangible assets, net	2,436	2,701
Bank owned life insurance	39,548	39,217
Other assets	24,294	23,677
TOTAL ASSETS	$2,676,044	$2,642,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$299,835	$302,492
Savings and interest-bearing transaction accounts	1,104,791	1,142,609
Time deposits under $100 thousand	393,731	393,549
Time deposits $100 thousand and over	236,814	217,483
Total deposits	2,035,171	2,056,133
Federal funds purchased and securities sold under agreements to repurchase	45,194	62,363
Long-term debt	210,900	210,900
Subordinated debentures	77,322	77,322
Other liabilities	27,980	14,966
TOTAL LIABILITIES	2,396,567	2,421,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 59,000 shares at March 31, 2009	55,581	0
Common stock, no par value; authorized shares, 40,000,000; issued shares, 24,740,564 at March 31, 2009 and December 31, 2008	259,942	257,051
Accumulated deficit	(18,980)	(19,246)
Treasury stock, at cost, 981,462 shares at March 31, 2009 and 1,053,561 at December 31, 2008	(13,503)	(14,496)
Accumulated other comprehensive loss	(3,563)	(2,368)
TOTAL STOCKHOLDERS’ EQUITY	279,477	220,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,676,044	$2,642,625

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the three months ended March 31,
	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$30,142	$31,650
Federal funds sold and interest-bearing deposits with banks	26	160
Taxable investment securities	3,419	3,597
Tax-exempt investment securities	569	706
TOTAL INTEREST INCOME	34,156	36,113
INTEREST EXPENSE
Deposits	7,759	11,782
Federal funds purchased and securities sold under agreements to repurchase	38	392
Long-term debt	3,467	3,489
TOTAL INTEREST EXPENSE	11,264	15,663
NET INTEREST INCOME	22,892	20,450
Provision for loan and lease losses	6,376	1,267
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,516	19,183
NONINTEREST INCOME
Service charges on deposit accounts	2,667	2,583
Commissions and fees	823	952
Gains on sales of investment securities	885	9
Income on bank owned life insurance	331	333
Other income	267	766
TOTAL NONINTEREST INCOME	4,973	4,643
NONINTEREST EXPENSE
Salaries and employee benefits	8,583	8,404
Net occupancy expense	1,874	1,638
Furniture and equipment	1,264	1,291
Stationery, supplies and postage	420	464
Marketing expense	557	458
Core deposit intangible amortization	265	265
FDIC insurance expense	900	300
Other expenses	2,888	2,511
TOTAL NONINTEREST EXPENSE	16,751	15,331
Income before provision for income taxes	4,738	8,495
Provision for income taxes	1,563	2,955
NET INCOME	$3,175	$5,540

Dividends on Preferred Stock and Accretion	539	0
Net Income Available to Common Shareholders	$2,636	$5,540

PER SHARE OF COMMON STOCK
Basic earnings	$0.11	$0.24
Diluted earnings	$0.11	$0.24
Dividends	$0.10	$0.10

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the three months ended March 31,
	2009	2008
	(in thousands)
NET INCOME	$3,175	$5,540

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gain (loss) during period	(607)	773
Less: reclassification for gains included in net income	593	6
Change in pension liability, net	5	(49)
Other Comprehensive Income (Loss)	(1,195)	718
TOTAL COMPREHENSIVE INCOME	$1,980	$6,258

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2009

			Series A Preferred Stock	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Common stock
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2008	24,740,564	$257,051	$0	($19,246)	($14,496)	($2,368)	$220,941
Net Income, first three months 2009				3,175			3,175
Other comprehensive loss net of tax						(1,195)	(1,195)
Preferred Stock issued			55,493				55,493
Preferred dividends and accretion of discount			88	(539)			(451)
Common stock warrant		3,344					3,344
Stock based compensation		108					108
Issuance of restricted stock awards		(199)			199		0
Issuance of stock to dividend reinvestment plan		(355)		(425)	780		0
Exercise of stock options, net of excess tax benefits		(7)			14		7
Cash dividends, common stock				(1,945)			(1,945)
BALANCE March 31, 2009 (UNAUDITED)	24,740,564	$259,942	$55,581	($18,980)	($13,503)	($3,563)	$279,477

Three Months ended March 31, 2008
			Series A Preferred Stock	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Common stock
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2007	24,740,564	$258,037	$0	($24,465)	($20,140)	($1,833)	$211,599
Cumulative adjustment for adoption of EITF 06-04				(546)			(546)

BALANCE JANUARY 1, 2008	24,740,564	$258,037	$0	($25,011)	($20,140)	($1,833)	$211,053
Net Income, first three months of 2008				5,540			5,540
Other comprehensive income net of tax						718	718
Stock based compensation		45					45
Exercise of stock options, net of excess tax benefits		(14)			34		20
Issuance of stock to dividend reinvestment plan							—
Cash dividends				(2,328)			(2,328)
BALANCE March 31, 2008 (UNAUDITED)	24,740,564	$258,068	$0	($21,799)	($20,106)	($1,115)	$215,048

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$3,175	$5,540
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	366	186
Depreciation and amortization	1,094	1,146
Provision for loan and lease losses	6,376	1,267
Gain on securities	(885)	(9)
Gain on sale of other repossessed assets	(24)	—
Stock-based compensation	108	45
(Increase) decrease in other assets	(2,230)	487
Increase (decrease) in other liabilities	12,567	(695)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,547	7,967

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	35,349	33,545
Held to maturity	3,203	16,232
Proceeds from sales of securities:
Available for sale	25,778	—
Purchase of securities:
Available for sale	(95,387)	(25,368)
Held to maturity	(5,374)	(500)
Net increase in loans and leases	(2,641)	(52,466)
Cash received on sales of other repossessed assets	2,033	—
Capital expenditures	(1,151)	(488)
NET CASH USED IN INVESTING ACTIVITIES	(38,190)	(29,045)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(20,962)	(48,633)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(17,169)	47,145
Repayments of long-term debt	—	(10,405)
Issuance of long-term debt	—	50,000
Proceeds from issuance of Preferred Stock, net of costs	58,838	0
Exercise of stock options	6	16
Excess tax benefits	1	4
Dividends paid	(1,945)	(2,328)
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,769	35,799
Net increase in cash and cash equivalents	1,126	14,721
Cash and cash equivalents, beginning of year	49,776	57,188
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,902	$71,909

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland).

The Company’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2009. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 (the 10-K).

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends.

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

Share-based compensation expense of $108,000 and $45,000 and related income tax benefits of $38,000 and $16,000 were recognized for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was unrecognized compensation cost of $1.3 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of less than four years. Unrecognized compensation expense related to unvested stock options was approximately $87,000 as of March 31, 2009 and is expected to be recognized over a period of less than three years.

There were no grants of stock options in the first quarter of 2009 or 2008. On January 14, 2009, the Company granted 14,452 shares of restricted stock at a market value of $9.26. There were no grants of restricted shares in the first quarter of 2008.

Option activity under the Company’s stock option plans as of March 31, 2009 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value

Outstanding, January 1, 2009	895,521	$12.45		$793,473
Granted	0	0.00
Exercised	(1,000)	5.76
Forfeited	(42,062)	14.30

Outstanding, March 31, 2009	852,459	$12.37	4.26	$214,419

Options exercisable at March 31, 2009	816,707	$12.37	4.06	$214,419

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in the money options).

Stock options outstanding were 852,459 and 1,149,276 at March 31, 2009 and 2008, respectively. The aggregate intrinsic value of options exercised during the first three months ended March 31, 2009 and 2008 was $1,000 and $15,000, respectively. Exercise of stock options during the first three months of 2009 and 2008 resulted in cash receipts of $6,000 and $16,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the three months ended March 31, 2009 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2009	114,008	$12.53
Granted	14,452	9.26
Forfeited	(52)	11.26

Outstanding, March 31, 2009	128,408	$12.16

Note 3. Comprehensive Income

The components of other comprehensive income (loss) are as follows:

For the quarter ended March 31, 2009	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(dollars in thousands)

Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	($979)	$372	($607)

Less reclassification adjustment for net gains arising during the period	885	(292)	593

Net unrealized losses	(1,864)	664	(1,200)

Change in minimum pension liability	8	(3)	5

Other comprehensive loss, net	($1,856)	$661	($1,195)

For the quarter ended March 31, 2008	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(dollars in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$1,200	($427)	$773

Less reclassification adjustment for net gains arising during the period	9	(3)	6

Net unrealized gains	1,191	(424)	767

Change in minimum pension liability	(74)	25	(49)

Other comprehensive income, net	$1,117	($399)	$718

Note 4. Statement of Cash Flow Information.

	For the three months ended March 31,
	2009	2008

Supplemental schedule of noncash investing and financing activities:	(in thousands)

Cash paid during the period for income taxes	$276	$885

Cash paid during the period for interest	11,323	16,160

Transfer of loans and leases receivable to other repossessed assets	1,647	—

Note 5. Earnings Per Share.

Basic earnings per share for a particular period of time is calculated by dividing net income by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing net income by the weighted average number of outstanding common shares and common share equivalents. The Company’s outstanding “common share equivalents” are options to purchase its common stock and a warrant issued to the United States Treasury to purchase its common stock.

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31,
(In thousands except per share data)	2009	2008

Net Income applicable to common shareholders	$2,636	$5,540

Weighted average number of common shares outstanding - basic	23,717	23,282
Share-based plans	18	92

Weighted average number of common shares and common share equivalents - diluted	23,735	23,374

Basic earnings per share	$0.11	$0.24

Diluted earnings per share	$0.11	$0.24

Options to purchase 741,771 shares of common stock at a weighted average price of $13.28 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share and 128,408 shares of restricted stock at a weighted average price of $12.16 per share were outstanding and were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 because the exercise price and the grant-date price were greater than the average market price. Options to purchase 924,530 shares of common stock at a weighted average price of $14.03 per share and 18,354 shares of restricted stock at a weighted average price of $13.95 per share were outstanding and were not included in the computations of diluted earnings per share for the three months ended March 31, 2008.

Note 6. Investment Securities

AVAILABLE FOR SALE	March 31, 2009				December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$36,394	$305	$(2)	$36,697	$52,131	$1,045	$(2)	$53,174
Mortgage-backed securities	231,010	3,166	(1,322)	232,854	180,938	2,600	(1,498)	182,040
Obligations of states and political subdivisions	13,706	283	(23)	13,966	10,733	272	(15)	10,990
Other debt securities	14,080	—	(5,228)	8,852	16,567	3	(3,886)	12,684
Other equity securities	24,253	12	(1,400)	22,865	24,149	129	(992)	23,286
	$319,443	$3,766	$(7,975)	$315,234	$284,518	$4,049	$(6,393)	$282,174

HELD TO MATURITY	March 31, 2009				December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$21,763	$540	$ —	$22,303	$21,760	$684	$0	$22,444
Mortgage-backed securities	33,263	759	(14)	34,008	34,141	524	(102)	34,563
Obligations of states and political subdivisions	55,637	1,042	(123)	56,556	52,626	872	(74)	53,424
Other	1,585	—	(404)	1,181	1,587	—	(137)	1,450
	$112,248	$2,341	$(541)	$114,048	$110,114	$2,080	$(313)	$111,881

Management has evaluated the securities in the above table and has concluded that none of these securities has impairments that are other-than-temporary. In its evaluation, management considered the types of securities including if the securities were US government issued, and what the credit rating was on the securities. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include US government agency securities and mortgage backed securities whose market values are sensitive to interest rates. The corporate securities and the obligations of state and political subdivisions listed in the above table are investment grade securities.

	March 31, 2009
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$17,382	$17,516	$33,311	$33,606
Due after one year through five years	22,007	22,260	23,052	23,973
Due after five years through ten years	20,235	16,261	20,803	20,689
Due after ten years	4,556	3,478	1,819	1,772
	64,180	59,515	78,985	80,040
Mortgage-backed securities	231,010	232,854	33,263	34,008
Other investments	24,253	22,865	—	—
Total securities	$319,443	$315,234	112,248	$114,048

Note 7. Loans and Leases.

	March 31, 2009	December 31, 2008
	(in thousands)
Commercial	$971,507	$958,620
Leases	276,170	311,463
Real estate-construction	104,106	107,928
Real estate-mortgage	357,970	336,951
Installment	317,705	315,704
Total loans	2,027,458	2,030,666
Plus: deferred costs	4,057	4,165
Loans net of deferred costs	$2,031,515	$2,034,831

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

The following table shows the Company’s recorded investment in impaired loans and leases and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2009 and 2008, and the average recorded investment in impaired loans and leases during the three months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment (over preceding three months)
March 31, 2009	$ 21.8 million	$6.5 million	$15.1 million
March 31, 2008	$ 10.3 million	$2.7 million	$ 10.0 million

Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans and leases of $2,000 in the three months ended March 31, 2009. Interest that would have accrued had the loans and leases performed under original terms would have been $440,000 for the three months ended March 31, 2009.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company defined pension plan are as follows:

	For the three months ended March 31,
	2009	2008

	(in thousands)
Interest cost	$23	$24
Expected return on plan assets	(12)	(23)
Amortization of prior service cost	—	—
Amortization of unrecognized net actuarial loss	18	6

Net periodic benefit expense	$29	$7

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended March 31,
	2009	2008

	(in thousands)
Service cost	$6	$6
Interest cost	13	15
Amortization of prior service cost	8	8
Amortization of unrecognized net actuarial loss	3	2

Net periodic benefit expense	$30	$31

The Company made contributions of $80,000 to the plan in the three months ended March 31, 2009 and does not expect to make any more contributions in 2009.

Note 10. Fair Value Measurements

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest level priority to unobservable inputs (level 3 measurements). The following describes the three levels of fair value hierarchy:

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

The following table sets forth the Company’s financial assets that were accounted for at fair values as of March 31, 2009 by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of March 31, 2009. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Assets:
Investment securities, available for sale	$1,416	$313,818	—	$315,234
Investment securities, held to maturity	—	114,048	—	$114,048
Impaired Loans and leases*	—	—	21,762	$21,762

*Impaired loans and leases are measured on a nonrecurring basis because they are valued at the lower of cost or market value.

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The value of the equipment is determined by an appraiser, if significant, or by the value on the borrower’s financial statements. Field examiner reviews on business assets are conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Impaired loans and leases were $21.8 million and $14.1 million at March 31, 2009 and December 31, 2008, respectively. During the first quarter of 2009, there were new impaired loans and leases of $13.1 million, payments of $1.4 million, charge-offs of $3.5 million and repossessions of $606,000.

Note 11. Preferred Stock

Under the Emergency Economic Stabilization Act of 2008, the United States Treasury Department implemented the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), whereby the Treasury Department committed to purchase up to $250 billion of senior preferred shares from qualifying banks, savings associations, and bank holding companies engaged only in financial activities. On February 6, 2009, under the CPP, the Company issued 59,000 shares of its Fixed Rate

Cumulative Perpetual Preferred Stock, Series A (the “Series A preferred stock”) to the Treasury Department for a purchase price of $59.0 million. The Series A stock has a 5% annual dividend rate for the first five years and a 9% annual dividend thereafter if the preferred shares are not redeemed by the Company. The Company may redeem the Series A preferred stock with the consent of the Treasury Department in conjunction with the Company’s primary regulator.

In conjunction with the issuance of our Series A preferred stock, the Company also issued a warrant to purchase 949,571 shares of the Company’s common stock to the Treasury Department. The warrant has a 10-year term and is immediately exercisable at an exercise price, subject to anti-dilution adjustments, of $9.32 per share.

The proceeds from the Treasury Department are allocated to the Series A preferred stock and the warrant based on their relative fair value. The fair value of the Series A preferred stock was determined through a discounted future cash flow model. A Black-Scholes pricing model was used to calculate the fair value of the warrant. The Black-Scholes model includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate.

The Company calculated a discount on the Series A preferred stock in the amount of approximately $3.3 million which is being amortized over a 5 year period. The effective yield on the amortization of the Series A Preferred Stock is approximately 6.36%. In determining net income available to common shareholders, the periodic amortization and the cash dividend on the preferred stock are subtracted from net income.

Note 12. Recent Accounting Pronouncements

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133. The statement requires enhanced disclosures about an entity’s derivative and hedging activities, specifically, how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for all entities for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a significant impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB posted FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”). This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS) as described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions, and did not have a material effect on the Company’s EPS.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans as of the annual reporting date. This FASB staff position becomes effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements, but it is not expected to have a material impact.

On April 9, 2009, the FASB issued the following three final staff positions that were intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4) provides guidelines for making fair value measurements more consistent with the principals presented in FASB 157, “Fair Value Measurements.”

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1) enhances consistency in financial disclosure by requiring fair value disclosures for financial instruments to be reported in interim financial statements. Prior to issuing the FSP, fair values for financial instruments were only disclosed annually.

•

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP 115-2) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP 115-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.

The three final staff positions are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the effect that these three staff positions will have on its consolidated financial statements.

On April 13, 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (SAB 111). SAB 111 provides guidance on how to evaluate equity securities for other than temporary impairment and when a write-down of the carrying value is required. There was no material impact on the Company’s consolidated financial statements upon adoption.

PART I – ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All weighted average, actual share and per share information set forth in this Quarterly Report on Form 10-Q has been adjusted retroactively for the effects of stock dividends.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the

Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry, government intervention in the U.S. financial system, passage by the U.S. Congress of legislation which unilaterally amends the terms of the U.S. Treasury Department’s preferred stock investment in the Company, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of the Company’s lending and leasing activities, customers’ acceptance of the Company’s products and services and competition.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the valuation of the Company’s securities portfolio, the analysis of goodwill impairment and the Company’s deferred tax assets. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans and leases, which also are provided for in the evaluation, may vary from estimated loss percentages.

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

The Company evaluates tax positions that may be uncertain. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48),” prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 9 to the Financial Statements of the Company’s Form 10-K for the year ended December 31, 2008.

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

Results of Operations

(First Quarter 2009 Compared to First Quarter 2008)

Net Income

Net income for the first quarter of 2009 was $3.2 million, compared to $5.5 million for the same period in 2008, a decrease of $2.4 million or 43%. Diluted earnings per share were $0.11 for the first quarter of 2009, a $0.13 or 54% decrease over what was reported for the same period last year. Return on Average Assets was 0.48% and Return on Average Common Equity was 5.76% for the first quarter of 2009.

First quarter net income in 2009 declined compared to the same period in 2008 due to a $5.1 million increase in the provision for loan and lease losses. This will be discussed in further detail below.

Net Interest Income

Net interest income on a tax equivalent basis for the first quarter of 2009 was $23.2 million, a $2.4 million or 11% increase from the $20.8 million earned in the first quarter of 2008. The increase in net interest income primarily resulted from a decrease in the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, March 31, 2009			For the three months ended, March 31, 2008
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$2,029,214	$30,142	6.02%	$1,893,631	$31,650	6.72%
Taxable investment securities	341,081	3,419	4.01%	320,777	3,597	4.49%
Tax-exempt securities	64,910	875	5.39%	77,059	1,086	5.64%
Federal funds sold (B)	40,102	26	0.26%	19,727	160	3.24%
Total interest-earning assets	2,475,307	34,462	5.64%	2,311,194	36,493	6.35%

Noninterest-earning assets:
Allowance for loan and lease losses	(24,297)			(14,863)
Other assets	222,307			234,792
TOTAL ASSETS	$2,673,317			$2,531,123

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings accounts	$295,147	$532	0.73%	$317,024	$1,264	1.60%
Interest-bearing transaction accounts	851,828	2,393	1.14%	792,477	4,202	2.13%
Time deposits	617,558	4,834	3.13%	579,877	6,316	4.36%
Borrowings	341,727	3,505	4.10%	326,514	3,881	4.75%
Total interest-bearing liabilities	2,106,260	11,264	2.15%	2,015,892	15,663	3.11%
Noninterest-bearing liabilities:
Demand deposits	294,443			286,695
Other liabilities	15,693			15,633
Stockholders' equity	256,921			212,903
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,673,317			$2,531,123
Net interest income/spread		23,198	3.48%		20,830	3.24%
Tax equivalent basis adjustment		306			380
NET INTEREST INCOME		$22,892			$20,450
Net interest margin (C)			3.80%			3.62%
(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B) Includes interest-bearing cash accounts.
(C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $36.5 million in the first quarter of 2008 to $34.5 million in 2009, a decrease of $2.0 million or 6%. The decrease in interest income was due to a 71 basis point decrease in average rates earned on interest earning assets. Average loans and investment securities increased by $135.6 million and $8.2 million, respectively.

Total interest expense decreased from $15.7 million in the first quarter of 2008 to $11.3 million in the first quarter of 2009, a decrease of $4.4 million, or 28%. Average interest-bearing liabilities increased $90.4 million, but the cost of those liabilities decreased from 3.11% in 2008 to 2.15% in 2009. The decrease in liability yields reflects the decrease in short term interest rates, as the Federal Reserve Bank lowered the federal funds target rate from 2.25% at the end of the first quarter of 2008 to a range between 0% and .25% at the end of the first quarter of 2009. Lakeland lowered its deposit rates to reflect the lower interest rate environment. Average deposits increased from $1.98 billion in the first quarter of 2008 to $2.06 billion in the first quarter of 2009, an increase of $82.9 million, or 4%. Average borrowings increased from $326.5 million in 2008 to $341.7 million in 2009 to fund loan growth. The average rate paid on these borrowings declined 65 basis points due to the declining rate environment. In the first quarter of 2009, the Company received $59.0 million in proceeds from the issuance of preferred stock and a warrant to the U. S. Treasury Department. These funds were invested in loans and investment securities.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans and leases, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

The provision for loan and lease losses increased to $6.4 million for the first quarter of 2009 from $1.3 million for the same period last year as a result of management’s evaluation of the adequacy of the allowance for loan and lease losses. During the first quarter of 2009, the Company charged off loans of $6.5 million and recovered $680,000 in previously charged off loans compared to $587,000 and $91,000, respectively, during the same period in 2008. The higher provision for loan and lease losses in the first quarter of 2009 compared to the first quarter of 2008 reflects a higher level of non-performing loans and leases and net charge-offs. The provision in the first quarter of 2009 included $5.8 million for the Company’s leases compared to $433,000 for the same period last year. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income increased $330,000, or 7%, from the first quarter of 2008 to the first quarter of 2009. This increase was primarily due to an increase in gain on sales of investment securities of $876,000 partially offset by a $499,000 decrease in other income. The majority of the decrease in other income can be attributed to a $452,000 decrease in gain on sales of leases. Commissions and fees decreased from $952,000 in the first quarter of 2008 to $823,000 in the first quarter of 2009 due to a decrease in loan fees.

Noninterest Expense

Noninterest expense increased from $15.3 million in the first quarter of 2008 to $16.8 million in the first quarter of 2009, an increase of $1.4 million or 9%. Salaries and employee benefits expense increased $179,000 or 2% to $8.6 million in the first quarter of 2009. Net occupancy expense increased by $236,000 or 14% to $1.9 million in the first quarter of 2009 from the first quarter of 2008 due primarily to expenses incurred in two new branch offices. Marketing expense increased from $458,000 in the first quarter of 2008 to $557,000 in the first quarter of 2009 as a result of deposit promotions and new branch openings. Stationery, supplies and postage decreased from $464,000 in the first quarter of 2008 to $420,000 in the first quarter of 2009 due to a reduction in mailings. FDIC expense increased from $300,000 in the first quarter of 2008 to $900,000 in 2009 as a result of increased assessment rates. Other expenses increased by $377,000 or 15% to $2.9 million in the first quarter of 2009 primarily due to an increase in collection fees of $454,000 compared to the first quarter of 2008. The Company’s efficiency ratio was 60.0% in the first quarter of 2009, compared to 59.2% for the same period last year. The efficiency ratio expresses the relationship between noninterest expense (excluding other real estate expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities).

Income Taxes

The Company’s effective tax rate decreased from 34.8% in the first quarter of 2008 to 33.0% in the first quarter of 2009 because the Company’s pre-tax income decreased $3.8 million or 44% from the first quarter of 2008 to the first quarter of 2009. Tax-exempt income as a percent of pre-tax income increased, resulting in a decline in the effective tax rate.

Financial Condition

The Company’s total assets increased $33.4 million or 1% from $2.64 billion at December 31, 2008, to $2.68 billion at March 31, 2009. Total deposits decreased from $2.06 billion on December 31, 2008 to $2.04 billion on March 31, 2009, a decrease of $21.0 million or 1%. Long-term debt remained the same at $210.9 million from December 31, 2008 to March 31, 2009.

Loans and Leases

Gross loans and leases remained the same at $2.03 billion from December 31, 2008 to March 31, 2009. Within the loan portfolio, mortgages increased $21.0 million from December 31, 2008 to March 31, 2009. Commercial loans increased $12.9 million in the first three months of 2009. Leases declined from $311.5 million on December 31, 2008 to $276.2 million on March 31, 2009. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and leases and other real estate owned on the dates presented:

(in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Non-performing loans and leases:
Non-accrual loans and leases	$23,764	$16,544	$10,853
Renegotiated loans and leases	—	—	—

TOTAL NON-PERFORMING LOANS AND LEASES	23,764	16,544	10,853
Other real estate and other repossessed assets	3,517	3,997	185

TOTAL NON-PERFORMING ASSETS	$27,281	$20,541	$11,038

Loans and leases past due 90 days or more and still accruing	$3,052	$825	$1,167

Non-performing assets increased from $20.5 million on December 31, 2008, or 0.78% of total assets, to $27.3 million, or 1.02% of total assets, on March 31, 2009. Non-performing assets included $15.0 million related to leases. Loans and leases past due ninety days or more and still accruing at March 31, 2009 increased $2.2 million to $3.1 million from $825,000 on December 31, 2008. Loans and leases past due 90 days or more and still accruing are those loans and leases that are both well-secured and in process of collection.

On March 31, 2009, the Company had $21.8 million in impaired loans and leases (consisting primarily of non-accrual loans and leases) compared to $14.1 million at year-end 2008. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $6.5 million has been allocated as a portion of the allowance for loan and lease losses for impairment at March 31, 2009. At March 31, 2009, the Company also had $37.7 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

There were no loans and leases at March 31, 2009, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans and leases charged-off and the amount of loan recoveries:

(dollars in thousands)	Three months ended March 31, 2009	Year ended December 31, 2008	Three months ended March 31, 2008

Balance of the allowance at the beginning of the year	$25,053	$14,689	$14,689

Loans and leases charged off:
Commercial	202	593	280
Leases	5,964	11,211	—
Home Equity and consumer	365	2,044	307
Real estate—mortgage	—	123	—

Total loans charged off	6,531	13,971	587

Recoveries:
Commercial	15	79	20
Leases	617	150	0
Home Equity and consumer	48	376	71
Real estate—mortgage	—	—	—

Total Recoveries	680	605	91

Net charge-offs:	5,851	13,366	496
Provision for loan and lease losses	6,376	23,730	1,267

Ending balance	$25,578	$25,053	$15,460

Ratio of annualized net charge-offs to average loans and leases outstanding	1.17%	0.68%	0.10%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.26%	1.23%	0.80%

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

Based upon the process employed and giving recognition to all accompanying factors related to the loan portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2009. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities increased from $392.3 million on December 31, 2008 to $427.5 million on March 31, 2009, an increase of $35.2 million, or 9%.

Deposits

Total deposits decreased from $2.06 billion on December 31, 2008 to $2.04 billion on March 31,2009, a decrease of $21.0 million, or 1%. A decline of $37.8 million or 3% in savings and interest-bearing transaction accounts was partially offset by a $19.3 million or 9% increase in time deposits $100,000 and over.

Liquidity

Cash and cash equivalents, totaling $50.9 million on March 31, 2009, increased $1.1 million from December 31, 2008. Operating activities, principally the result of the Company’s net income, provided $20.5 million in net cash. Investing activities used $38.2 million in net cash, primarily reflecting the purchase of securities. Financing activities provided $18.8 million in net cash, reflecting proceeds from the issuance of preferred stock and a warrant to the Treasury Department offset by a decline in deposits of $21.0 million and a decline in short-term borrowings of $17.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At March 31, 2009, the Company had outstanding loan origination commitments of $410.2 million. These commitments include $344.5 million that mature within one year; $32.2 million that mature after one but within three years; $5.7 million that mature after three but within five years and $27.8 million that mature after five years. The Company also had $7.7 million in letters of credit outstanding at March 31, 2009. This included $6.8 million that are maturing within one year and $921,000 that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $220.8 million.

Capital Resources

Stockholders’ equity increased from $220.9 million on December 31, 2008 to $279.5 million on March 31, 2009. Book value per common share increased to $9.42 on March 31, 2009 from $9.33 on December 31, 2008. The increase in stockholders’ equity from December 31, 2008 to March 31, 2009 was primarily due to the issuance of $59.0 million in preferred stock and a warrant to the U.S. Treasury Department. For more information, please see Note 11 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2009, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2009 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio March 31, 2009	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2009	Total Capital to Risk-Weighted Assets Ratio March 31, 2009
The Company	10.35%	13.32%	14.57%
Lakeland Bank	9.59%	12.36%	13.61%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At March 31, 2009, the cumulative one-year gap was ($164.2) million or (6.1%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at March 31, 2009 was $367.7 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (7.9%) and would decrease (13.8%) for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (1.9%), and would decrease (1.5%) for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

For legal proceedings, please see the description under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item was disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

On January 28, 2009, the Company held a special meeting of shareholders to approve an amendment to the Company’s Restated Certificate of Incorporation to authorize the Company to issue up to 1,000,000 shares of preferred stock. The following table shows the results of that vote:

For	Against	Abstain	Total

12,308,482	3,613,742	44,084	15,966,308

Item 5. Other Information		Not Applicable

Item 6.  Exhibits

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

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

Date: May 11, 2009