Form 10-Q
period 2009-06-30
LAKELAND BANCORP INC
filed 2009-08-10
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number                    000-17820

LAKELAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip Code)

(973) 697-2000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes  [X]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS232.405 of this chapter) during preceding 12 months (or such shorter period that the registrant was required to submit and post such files).            Yes  [ ]        No  [ ] Not applicable.

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

As of July 31, 2009 there were 23,810,406 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

			PAGE
	Part I	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets - June 30, 2009 (unaudited) and December 31, 2008		1

	Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) - Unaudited Three Months and Six Months ended June 30, 2009 and 2008		2

	Consolidated Statements of Changes in Stockholders’ Equity - Unaudited Six Months ended June 30, 2009 and 2008		3

	Consolidated Statements of Cash Flows - Unaudited Six Months ended June 30, 2009 and 2008		4

	Notes to Consolidated Financial Statements (unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		29

Item 4.	Controls and Procedures		30

	Part II	Other Information

Item 1.	Legal Proceedings		31

Item 1A.	Risk Factors		31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		31

Item 3.	Defaults Upon Senior Securities		31

Item 4.	Submission of Matters to a Vote of Security Holders		31

Item 5.	Other Information		32

Item 6.	Exhibits		32

Signatures			33

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2009 (unaudited)	December 31, 2008
	(dollars in thousands)
Cash	$35,786	$35,238
Federal funds sold and Interest-bearing deposits due from banks	6,957	14,538
Total cash and cash equivalents	42,743	49,776

Investment securities available for sale	406,083	282,174
Investment securities held to maturity; fair value of $105,160 in 2009 and $111,881 in 2008	103,433	110,114
Loans and leases, net of deferred costs	1,944,825	2,034,831
Leases held for sale	39,228	0
Less: allowance for loan and lease losses	24,379	25,053
Net loans	1,959,674	2,009,778
Premises and equipment - net	29,758	29,479
Accrued interest receivable	8,780	8,598
Goodwill	87,111	87,111
Other identifiable intangible assets, net	2,170	2,701
Bank owned life insurance	39,583	39,217
Other assets	36,783	23,677
TOTAL ASSETS	$2,716,118	$2,642,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$320,625	$302,492
Savings and interest-bearing transaction accounts	1,122,923	1,142,609
Time deposits under $100 thousand	382,016	393,549
Time deposits $100 thousand and over	263,481	217,483
Total deposits	2,089,045	2,056,133
Federal funds purchased and securities sold under agreements to repurchase	47,997	62,363
Long-term debt	210,900	210,900
Subordinated debentures	77,322	77,322
Other liabilities	25,111	14,966
TOTAL LIABILITIES	2,450,375	2,421,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 59,000 shares at June 30, 2009	55,728	0
Common stock, no par value; authorized shares, 40,000,000; issued shares, 24,740,564 at June 30, 2009 and December 31, 2008	259,808	257,051
Accumulated deficit	(34,963)	(19,246)
Treasury stock, at cost, 933,400 shares at June 30, 2009 and 1,053,561 at December 31, 2008	(12,842)	(14,496)
Accumulated other comprehensive loss	(1,988)	(2,368)
TOTAL STOCKHOLDERS’ EQUITY	265,743	220,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,716,118	$2,642,625

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$29,156	$31,739	$59,298	$63,389
Federal funds sold and interest-bearing deposits with banks	31	65	57	225
Taxable investment securities	3,372	3,441	6,791	7,038
Tax-exempt investment securities	594	631	1,163	1,337
TOTAL INTEREST INCOME	33,153	35,876	67,309	71,989
INTEREST EXPENSE
Deposits	7,149	9,169	14,908	20,951
Federal funds purchased and securities sold under agreements to repurchase	29	527	67	919
Long-term debt	3,492	3,644	6,959	7,133
TOTAL INTEREST EXPENSE	10,670	13,340	21,934	29,003
NET INTEREST INCOME	22,483	22,536	45,375	42,986
Provision for loan and lease losses	34,083	8,158	40,459	9,425
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN AND LEASE LOSSES	(11,600)	14,378	4,916	33,561
NONINTEREST INCOME
Service charges on deposit accounts	2,699	2,822	5,366	5,405
Commissions and fees	873	873	1,696	1,825
Gains (losses) on investment securities	(532)	43	353	52
Income on bank owned life insurance	818	338	1,149	671
Leasing income	80	201	241	812
Other income	82	113	164	268
TOTAL NONINTEREST INCOME	4,020	4,390	8,969	9,033
NONINTEREST EXPENSE
Salaries and employee benefits	8,739	7,693	17,322	16,097
Net occupancy expense	1,597	1,425	3,471	3,063
Furniture and equipment	1,220	1,241	2,484	2,532
Stationery, supplies and postage	401	409	821	873
Marketing expense	784	544	1,341	1,002
Core deposit intangible amortization	266	266	531	531
FDIC insurance expense	2,416	300	3,316	600
Collection Expense	377	157	882	208
Other repossessed asset expense	1,274	32	1,370	34
Other expenses	3,189	2,357	5,452	4,815
TOTAL NONINTEREST EXPENSE	20,263	14,424	36,990	29,755
Income (loss) before provision for income taxes	(27,843)	4,344	(23,105)	12,839
Provision for income taxes (benefit)	(15,121)	1,464	(13,558)	4,419
NET INCOME (LOSS)	($12,722)	$2,880	($9,547)	$8,420
Dividends on Preferred Stock and Accretion	885	0	1,424	0
Net Income (Loss) Available to Common Stockholders	($13,607)	$2,880	($10,971)	$8,420
PER SHARE OF COMMON STOCK
Basic earnings (loss)	$(0.58)	$0.12	$(0.46)	$0.36
Diluted earnings (loss)	$(0.58)	$0.12	$(0.46)	$0.36
Dividends	$0.10	$0.10	$0.20	$0.20

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
NET INCOME (LOSS)	($12,722)	$2,880	($9,547)	$8,420
OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Unrealized securities gain (loss) during period	1,206	(2,431)	599	(1,658)
Less: reclassification for gains (losses) included in net income (loss)	(364)	28	229	34
Change in pension liability, net	5	5	10	(44)
Other Comprehensive Income (Loss)	1,575	(2,454)	380	(1,736)
TOTAL COMPREHENSIVE INCOME (LOSS)	($11,147)	$426	($9,167)	$6,684

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months ended June 30, 2009

			Series A Preferred Stock	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Common stock
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2008	24,740,564	$257,051	$0	($19,246)	($14,496)	($2,368)	$220,941
Net loss, first six months 2009				(9,547)			(9,547)
Other comprehensive income net of tax						380	380
Preferred Stock issued			58,838				58,838
Preferred dividends				(1,189)			(1,189)
Accretion of discount			235	(235)			—
Common stock warrant		3,345	(3,345)				—
Stock based compensation		216					216
Issuance of restricted stock awards		(199)			199		—
Issuance of stock to dividend reinvestment plan		(598)		(843)	1,441		—
Exercise of stock options, net of excess tax benefits		(7)			14		7
Cash dividends, common stock				(3,903)			(3,903)
BALANCE June 30, 2009 (UNAUDITED)	24,740,564	$259,808	$55,728	($34,963)	($12,842)	($1,988)	$265,743

Six Months ended June 30, 2008

			Series A Preferred Stock	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Common stock
	Number of Shares	Amount
BALANCE DECEMBER 31, 2007	24,740,564	$258,037	$0	($24,465)	($20,140)	($1,833)	$211,599
Cumulative adjustment for adoption of EITF 06-04				(546)			(546)
BALANCE JANUARY 1, 2008 as revised	24,740,564	$258,037	$0	($25,011)	($20,140)	($1,833)	$211,053
Net Income				8,420			8,420
Other comprehensive loss net of tax						(1,736)	(1,736)
Issuance of stock for restricted stock awards		(869)			869		—
Stock based compensation		120				—	120
Exercise of stock options, net of excess tax benefits		(21)			2,891		2,870
Issuance of stock to dividend reinvestment plan		40		(457)	417		—
Cash dividends				(4,220)			(4,220)
BALANCE June 30, 2008 (UNAUDITED)	24,740,564	$257,307	$0	($21,268)	($15,963)	($3,569)	$216,507

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income (loss)	$(9,547)	$8,420
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,386	329
Depreciation and amortization	2,186	2,321
Provision for loan and lease losses	40,459	9,425
Gain on securities	(353)	(52)
Proceeds from the sale of leases held for sale	26,872	—
Loss on sales of other assets	590	—
Writedown of other repossessed assets	780	—
Stock-based compensation	216	120
(Increase) decrease in other assets	(19,677)	(432)
Increase (decrease) in other liabilities	9,780	(4,077)
NET CASH PROVIDED BY OPERATING ACTIVITIES	52,692	16,054
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	57,791	62,708
Held to maturity	15,602	24,016
Proceeds from sales of securities:
Available for sale	25,778	10,108
Purchase of securities:
Available for sale	(207,312)	(54,635)
Held to maturity	(8,995)	(3,507)
Net increase in loans	(17,709)	(104,941)
Proceeds on sales of other repossessed assets	4,377	—
Capital expenditures	(1,934)	(970)
NET CASH USED IN INVESTING ACTIVITIES	(132,402)	(67,221)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	32,912	(31,193)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(14,366)	38,585
Repayments of long-term debt	—	(20,855)
Issuance of long-term debt	—	70,117
Proceeds on issuance of preferred stock, net of costs	58,838	—
Purchase of treasury stock	—	—
Exercise of stock options	6	2,756
Excess tax benefits	1	114
Dividends paid	(4,714)	(4,220)
NET CASH PROVIDED BY FINANCING ACTIVITIES	72,677	55,304
Net increase (decrease) in cash and cash equivalents	(7,033)	4,137
Cash and cash equivalents, beginning of year	49,776	57,188
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,743	$61,325

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

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 7, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 2. Stock-Based Compensation

On May 21, 2009, the Company’s shareholders approved the 2009 Equity Compensation Program, which authorizes the granting of incentive stock options, supplemental stock options, restricted shares and restricted stock units to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes the issuance of 2 million shares in connection with options and awards granted under the 2009 program. No awards have been granted under the 2009 program.

The Company established the 2000 Equity Compensation Program which authorized the granting of incentive stock options and supplemental stock options to employees of the Company, including those employees serving as officers and directors of the Company. The Company’s 2000 program also allowed for the grant of restricted shares, as well as stock option grants. The 2000 program authorized the issuance of up to 2,257,368 shares of common stock of the Company. The Company has no outstanding option awards with market or performance conditions attached to them. The Company generally issues shares for option exercises from its treasury stock. The 2009 Equity Compensation Program supersedes the 2000 Equity Compensation Program. No further awards will be granted from the 2000 program.

Share-based compensation expense of $216,000 and $120,000 and related income tax benefits of $76,000 and $42,000 were recognized for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was unrecognized compensation cost of $1.2 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.9 years. Unrecognized compensation expense related to unvested stock options was approximately $79,000 as of June 30, 2009 and is expected to be recognized over a period of 2.4 years.

In the first half of 2009, the Company granted 14,452 shares of restricted stock at a market value of $9.26 per share under the 2000 program. These shares vest over a four year period. Compensation expense on these shares is expected to be approximately $26,000 per year for the next four years. In the first half of 2008, the Company granted 63,000 shares of restricted stock at a weighted market value of $13.11 per share. These shares vest over a four year period. Compensation expense on these shares is expected to be approximately $206,000 per year for the next four years.

There were no grants of stock options in the first half of 2009. In the first half of 2008, the Company granted options to purchase 25,000 shares to a new non-employee director of the Company at an exercise price of $13.16 per share. The director’s options vest in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. The Company estimated the fair value of the 2008 option grant using a Black-Scholes option pricing model using the following assumptions: The risk-free interest rate was 3.09%; the expected dividend yield 3.25%; the expected volatility was 32% and the expected life was seven years. The fair value of the option granted was estimated to be $3.42. The expected compensation expense to be recorded over the vesting period was $86,000.

Option activity under the Company’s stock option plans as of June 30, 2009 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value

Outstanding, January 1, 2009	895,521	$12.45		$793,473
Granted	0	0.00
Exercised	(1,000)	5.76
Forfeited	(42,062)	14.30

Outstanding, June 30, 2009	852,459	$12.37	4.01	$376,766

Options exercisable at June 30, 2009	821,707	$12.38	3.84	$376,766

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options).

Stock options outstanding were 852,459 and 938,853 at June 30, 2009 and 2008, respectively. The aggregate intrinsic value of options exercised during the first six months ended June 30, 2009 and 2008 was $1,000 and $357,000, respectively. Exercise of stock options during the first six months of 2009 and 2008 resulted in cash receipts of $6,000 and $2.8 million, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the six months ended June 30, 2009 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2009	114,008	$12.53
Granted	14,452	9.26
Forfeited	(52)	11.26

Outstanding, June 30, 2009	128,408	$12.16

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	June 30, 2009			June 30, 2008
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(dollars in thousands)			(dollars in thousands)

Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	$1,974	($768)	$1,206	($3,817)	$1,386	($2,431)

Less reclassification adjustment for net gains (losses) arising during the period	(532)	168	(364)	43	(15)	28

Net unrealized gains (losses)	$2,506	($936)	$1,570	($3,860)	$1,401	($2,459)

Change in minimum pension liability	8	(3)	5	7	(2)	5

Other comprehensive gains (loss), net	$2,514	($939)	$1,575	($3,853)	$1,399	($2,454)

For the six months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(dollars in thousands)			(dollars in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	$995	($396)	$599	($2,617)	$959	($1,658)

Less reclassification adjustment for net gains arising during the period	353	(124)	229	52	(18)	34

Net unrealized gains (losses)	$642	($272)	$370	($2,669)	$977	($1,692)

Change in minimum pension liability	16	(6)	10	(67)	23	(44)

Other comprehensive gains (loss), net	$658	($278)	$380	($2,736)	$1,000	($1,736)

Note 4. Statement of Cash Flow Information.

	For the six months ended June 30,
	2009	2008

Supplemental schedule of noncash investing and financing activities:	(in thousands)

Cash paid during the period for income taxes	$2,813	$5,937

Cash paid during the period for interest	21,934	29,761

Transfer of loans and leases receivable to other repossessed assets	2,811	1,688

Transfer of loans and leases receivable to leases held for sale, at fair value	66,100	—

Note 5. Earnings Per Share.

Basic earnings per share for a particular period of time is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of outstanding common shares and common share equivalents. The Company’s outstanding “common share equivalents” are options to purchase its common stock and a warrant issued to the United States Treasury to purchase its common stock.

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands except per share data)	2009	2008	2009	2008

Income (loss) available to common stockholders	$(13,607)	$2,880	$(10,971)	$8,420

Weighted average number of common shares outstanding - basic	23,656	23,446	23,629	23,364
Share-based plans	0	133	0	100

Weighted average number of common shares and common share equivalents - diluted	23,656	23,579	23,629	23,464

Basic earnings (loss) per share	$(0.58)	$0.12	$(0.46)	$0.36

Diluted earnings (loss) per share	$(0.58)	$0.12	$(0.46)	$0.36

Options to purchase 852,459 shares of common stock at a weighted average price of $12.37 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 128,408 shares of restricted stock at a weighted average price of $12.16 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended June 30, 2009 due to the net loss recorded. Options to purchase 378,385 shares of common stock at a weighted average price of $14.86 per share were outstanding and were not included in the computations of diluted earnings per share for the quarter ended June 30, 2008, because the exercise price was greater than the average market price.

Options to purchase 852,459 shares of common stock at a weighted average price of $12.37 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 128,408 shares of restricted stock at a weighted average price of $12.16 per share were outstanding and were not included in the computation of diluted earnings per share for the six months ended June 30, 2009 due to the net loss recorded. Options to purchase 611,374 shares of common stock at a weighted average price of $14.29 per share were outstanding and were not included in the computations of diluted earnings per share for the six months ended June 30, 2008, because the exercise price was greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	June 30, 2009				December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$85,928	$229	($169)	$85,988	$52,131	$1,045	$(2)	$53,174
Mortgage-backed securities	269,285	2,890	(1,158)	271,017	180,938	2,600	(1,498)	182,040
Obligations of states and political subdivisions	13,339	242	(54)	13,527	10,733	272	(15)	10,990
Corporate debt securities	14,987	21	(2,922)	12,086	16,567	3	(3,886)	12,684
Other equity securities	24,246	11	(792)	23,465	24,149	129	(992)	23,286
	$407,785	$3,393	$(5,095)	$406,083	$284,518	$4,049	$(6,393)	$282,174

HELD TO MATURITY	June 30, 2009				December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$16,968	$424	$ —	$17,392	$21,760	$684	$0	$22,444
Mortgage-backed securities	30,055	704	(17)	30,742	34,141	524	(102)	34,563
Obligations of states and political subdivisions	54,828	901	(132)	55,597	52,626	872	(74)	53,424
Corporate debt securities	1,582	—	(153)	1,429	1,587	—	(137)	1,450
	$103,433	$2,029	$(302)	$105,160	$110,114	$2,080	$(313)	$111,881

	June 30, 2009
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$16,019	$16,092	$29,562	$29,706
Due after one year through five years	38,896	39,177	23,325	24,223
Due after five years through ten years	39,542	37,425	18,672	18,705
Due after ten years	19,797	18,907	1,819	1,784
	114,254	111,601	73,378	74,418
Mortgage-backed securities	269,285	271,017	30,055	30,742
Other investments	24,246	23,465	—	—
Total securities	$407,785	$406,083	$103,433	$105,160

The following table shows proceeds from sales of securities, gross gains on sales of securities, gross losses on sales of securities and other than temporary impairments for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Sale proceeds	$—	$10,108	$25,778	$10,108
Gross gains	—	43	993	52
Gross losses	—	—	(108)	—
Other than temporary impairment	(532)	—	(532)	—

Securities with a carrying value of approximately $237.0 million and $280.9 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

June 30, 2009	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. government agencies	$35,065	$169	$ —	$ —	10	$35,065	$169
Mortgage-backed securities	$62,360	756	15,114	402	34	77,474	1,158
Obligations of states and political subdivisions	3,226	54	—	—	8	3,226	54
Corporate debt securities	503	2	9,036	2,920	5	9,539	2,922
Equity securities	934	44	9,412	748	8	10,346	792
	$102,088	$1,025	$33,562	$4,070	65	$135,650	$5,095

HELD TO MATURITY

U.S. government agencies	$ —	$ —	$ —	$ —	—	$ —	$ —
Mortgage-backed securities	23,825	16	23	1	4	23,848	17
Obligations of states and political subdivisions	7,601	118	446	14	14	8,047	132
Other debt securities	—	—	1,429	153	3	1,429	153
	$31,426	$134	$1,898	$168	21	$33,324	$302

December 31, 2008	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. government agencies	$5,000	$2	$ —	$ —	1	$5,000	$2
Mortgage-backed securities	15,786	540	21,045	958	37	36,831	1,498
Obligations of states and political subdivisions	528	15	—	—	2	528	15
Corporate debt securities	507	1	8,071	3,885	5	8,578	3,886
Equity securities	5,480	551	4,674	441	6	10,154	992
	$27,301	$1,109	$33,790	$5,284	51	$61,091	$6,393

HELD TO MATURITY

U.S. government agencies	$ —	$ —	$ —	$ —	—	$0	$0
Mortgage-backed securities	4,653	54	3,937	48	12	8,590	102
Obligations of states and political subdivisions	2,001	67	354	7	7	2,355	74
Other debt securities	—	—	1,450	137	3	1,450	137
	$6,654	$121	$5,741	$192	22	$12,395	$313

Management has evaluated the securities in the above table and has concluded that, with the exception of the equity security discussed below, none of the securities with losses has impairments that are other-than-temporary. In its evaluation, management considered the credit rating on the securities and the results of discounted cash flow analysis. The securities that have been in an unrealized loss position for 12 months or longer include US government agency securities and mortgage backed securities whose market values are sensitive to interest rates. The corporate securities and the obligations of state and political subdivisions listed in the above table are predominantly investment grade securities. In evaluating the corporate securities, management also considers whether it intends to sell the security, whether it will be required to sell the security, or whether management expects to recover the entire amortized cost of the security. Management also considers the length of time the security’s fair value has been less than amortized cost, changes by rating agencies, adverse conditions related to the security or its issuer, if the issuer has failed to make scheduled payments, etc.

In the second quarter of 2009, the Company recorded an other-than-temporary impairment charge of $532,000 on one investment in the equity securities portfolio. Management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of an issuer, management was unsure that it could recover its investment in the security.

Note 7. Loans and Leases.

	June 30, 2009	December 31, 2008
	(in thousands)
Commercial	$997,357	$958,620
Leases	154,344	311,463
Leases held for sale, at fair value	39,228	0
Real estate-construction	104,196	107,928
Real estate-mortgage	368,323	336,951
Installment	316,923	315,704
Total loans	1,980,371	2,030,666
Plus: deferred costs	3,682	4,165
Loans net of deferred costs	$1,984,053	$2,034,831

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

The following table shows the Company’s recorded investment in impaired loans and leases and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2009 and December 31, 2008, and the average recorded investment in impaired loans and leases during the six months preceding those dates:

Date	Investment	Valuation Allowance	Average Recorded Investment year-to-date
June 30, 2009	$27.0 million	$4.6 million	$19.9 million
December 31, 2008	$14.1 million	$3.7 million	$9.7 million

Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. The Company recognized interest on impaired loans and leases of $4,000 and $52,000 in the first six months of 2009 and 2008, respectively. Interest that would have accrued had the loans and leases performed under original terms would have been $1,253,000 and $342,000 for the first six months of 2009 and 2008, respectively.

During the second quarter, the Company made a decision to reduce the exposure in its leasing portfolio by selling certain lease pools. During the six months ended June 30, 2009, the Company classified $87.7 million in lease pools as held for sale and recorded a mark-to-market adjustment of $21.6 million upon transfer into held for sale to record the leases at lower of cost or market. During June, the Company sold pools of leases for $26.9 million, leaving remaining pools at a fair market value of $39.2 million. Management recorded the mark-to-market adjustment on the pools of leases based on indications of interest from potential buyers, and based on sales prices of leases previously sold in the second quarter of 2009 adjusted for differences in types of collateral and other characteristics.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton defined pension plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

	(in thousands)		(in thousands)
Interest cost	$24	$25	$47	$49
Expected return on plan assets	(13)	($23)	(25)	(46)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net actuarial loss	18	5	36	11

Net periodic benefit expense	$29	$7	$58	$14

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

	(in thousands)		(in thousands)
Service cost	$7	$5	$13	$11
Interest cost	12	15	25	30
Amortization of prior service cost	8	8	16	16
Amortization of unrecognized net actuarial loss	3	3	6	5

Net periodic benefit expense	$30	$31	$60	$62

The Company made contributions of $80,000 to the plan in the six months ended June 30, 2009 and does not expect to make any more contributions in 2009.

Note 10. Estimated Fair Value of Financial Instruments and Fair Market Value

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2009 and December 31, 2008 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at June 30, 2009 and December 31, 2008 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair value of federal funds purchased, securities sold under agreements to repurchase, long-term debt and subordinated debentures are based upon discounted value of contractual cash flows. The Company estimates the discount rate using the rates currently offered for similar borrowing arrangements.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value

Financial Assets:	(in thousands)
Cash and cash equivalents	$42,743	$42,743	$49,776	$49,776
Investment securities available for sale	406,083	406,083	282,174	282,174
Investment securities held to maturity	103,433	105,160	110,114	111,881
Loans	1,944,825	1,996,922	2,034,831	2,085,336
Leases held for sale	39,228	39,228	—	—

Financial Liabilities:
Deposits	2,089,045	2,095,201	2,056,133	2,065,332
Federal funds purchased and securities sold under agreements to repurchase	47,997	47,997	62,363	62,363
Long-term debt	210,900	228,089	210,900	225,760
Subordinated debentures	77,322	81,925	77,322	83,858
Commitments:
Standby letters of credit	—	13	—	11

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

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; estimates using pricing models or matrix pricing; inputs other than quoted prices that are observable for the asset or liability (such as interest rates, yield curves, volatilities, etc.)

Level 3 – unobservable inputs for the asset or liability – these shall be used to the extent that observable inputs are not available allowing for situations in which there is little, if any, market activity available.

The following table sets forth the Company’s financial assets that were accounted for at fair values as of June 30, 2009 by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of June 30, 2009. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Assets:
Investment securities, available for sale
US government agencies	$ —	$85,988	$ —	$85,988
Mortgage backed securities	—	271,017	—	271,017
Obligations of states and political subdivisions	—	13,527	—	13,527
Corporate debt securities	—	12,086	—	12,086
Other equity securities	1,387	22,078	—	23,465

Total securities available for sale	$1,387	$404,696	$ —	$406,083
Investment securities, held to maturity
US government agencies	$ —	17,392	$ —	$17,392
Mortgage backed securities	—	30,742	—	30,742
Obligations of states and political subdivisions	—	55,597	—	55,597
Corporate debt securities	—	1,429	—	1,429

Total securities held to maturity	$ —	$105,160	$ —	$105,160

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Assets:
Leases held for sale	—	—	$39,228	$39,228
Impaired Loans and Leases	—	—	26,968	$26,968

Leases held for sale are those leases that the Company identified and intends to sell. Leases held for sale were valued at the lower of cost or market. Market indications were derived from sale price indications from potential buyers and based on sale prices of prior lease pools adjusted for differences in types of collateral and other characteristics.

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Impaired loans and leases were $27.0 million and $14.1 million at June 30, 2009 and December 31, 2008, respectively. During the first six months of 2009, there were new impaired loans and leases of $38.9 million, payments of $6.9 million, charge-offs of $17.8 million (including $4.4 million in leases marked to market) and repossessions of $1.3 million.

Note 11. Preferred Stock

On February 6, 2009, under the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), the Company issued 59,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A preferred stock”) to the U.S. Department of the Treasury for a purchase price of $59.0 million. The Series A preferred stock has a 5% annual dividend rate for the first five years and a 9% annual dividend thereafter if the Series A preferred stock are not redeemed by the Company. The Company may redeem the Series A preferred stock with the consent of the Treasury Department in conjunction with the Company’s primary regulator at any time.

In conjunction with the issuance of our Series A preferred stock, the Company also issued a warrant to purchase 949,571 shares of the Company’s common stock to the Treasury Department. The warrant has a 10-year term and is immediately exercisable at an exercise price, subject to anti-dilution adjustments, of $9.32 per share.

The proceeds from the Treasury Department are allocated to the Series A preferred stock and the warrant based on their relative fair values. The fair value of the Series A preferred stock was determined through a discounted future cash flow model. The Company calculated the fair value of the Series A preferred stock by using a 14% discount rate and discounting the cash flows over a 10 year period. A Black-Scholes pricing model was used to calculate the fair value of the warrant. The Black-Scholes model used the following assumptions, a dividend yield of 5.12%, volatility of 32% and a risk-free interest rate of 3.05%.

A $3.3 million discount is being amortized over a five year period using a level yield method. The effective yield on the amortization of the Series A Preferred Stock is approximately 6.36% . In determining net income (loss) available to common shareholders, the periodic amortization and the cash dividend on the Series A preferred stock are subtracted from net income (loss).

Note 12. Recent Accounting Pronouncements

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133. The statement requires enhanced disclosures about an entity’s derivative and hedging activities, specifically, how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for all entities for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.

In April 2008, the FASB posted FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”). This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and did not have a material effect on the Company’s financial position, results of operations or cash flows upon its adoption.

In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS) as described in FASB Statement No. 128, “Earnings per Share.” The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions, and did not have a material effect on the Company’s EPS.

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

On April 1, 2009, the FASB issued FASB Statement of Position SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141R-1”). FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

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

The three final staff positions are effective for interim and annual periods ending after June 15, 2009. The Company adopted these staff positions in the current quarter and expanded the disclosures.

On April 13, 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB 111”). SAB 111 provides guidance on how to evaluate equity securities for other than temporary impairment and when a write-down of the carrying value is required. There was no material impact on the Company’s consolidated financial statements upon adoption. The company recorded an other-than-temporary impairment on one of its equity securities in second quarter 2009 as disclosed in Note 6.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). Under SFAS No. 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. SFAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements taken as a whole.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which change the way entities account for securitizations and special-purpose entities.

SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.

Both SFAS No. 166 and SFAS No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 shall be applied to transfers that occur on or after the effective date. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“FAS 168”) “Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company will adopt SFAS No. 168 for the quarterly period ended September 30, 2009, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.

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

Significant Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland Investment Corp. and Lakeland NJ Investment Corp. All inter-company balances and transactions have been eliminated.

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

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. We also adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-3 which provided additional guidance on valuation and disclosures. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. In the second quarter of 2009, the Company reclassified leases as held for sale and recorded them at estimated fair value based on sale price indications from potential buyers and on prior lease sales adjusted for differences in collateral and other characteristics.

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

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan and lease losses, deferred loan fees, deferred compensation and securities available for sale. The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Because the majority of the Company’s deferred tax assets have no expiration date, because of the Company’s earnings history, and because of the projections of future earnings, the Company’s management believes that it is more like than not that all of the Company’s deferred tax assets will be realized.

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

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company tests goodwill for impairment annually or when circumstances indicate a potential for impairment at the reporting unit level. The Company has determined that it has one reporting unit, Community Banking. The Company analyzes goodwill using various market valuation methodologies including an analysis of the Company’s enterprise value and a comparison of pricing multiples in recent acquisitions of similar companies and applying these multiples to the Company. The Company tested the goodwill as of December 31, 2008 and determined that it is not impaired. There were no triggering events in second quarter 2009 that would cause the Company to do an interim valuation.

Results of Operations

(Second Quarter 2009 Compared to Second Quarter 2008)

Net Income (Loss)

Net loss for the second quarter of 2009 was ($12.7) million, compared to net income of $2.9 million for the same period in 2008, a decrease of $15.6 million. Loss per share was ($0.58) for the second quarter of 2009, compared to diluted earnings of $0.12 per share for the same period last year.

The second quarter 2009 results were negatively impacted by a loan and lease loss provision of $34.1 million compared to a provision of $8.2 million in the second quarter of 2008. The increased loan loss provision resulted from several factors including continued charge-offs in the Company’s leasing portfolio, increases in non-performing loans in its commercial portfolio, and the Company’s decision to reduce the exposure in its leasing portfolio by designating lease pools for future sales. In prior quarters, the Company disclosed that two of its leasing originators could no longer fulfill all of their obligations under contractual recourse provisions. The collateral underlying these leases were primarily transportation and construction use vehicles. During the second quarter of 2009, the Company evaluated the trends in the economy that could further impact its leasing portfolio and subsequently entered into agreements to sell pools of leases having a combined balance of $35.9 million for $26.9 million. These sales included all the remaining leases acquired by one of the originators that had not been able to fulfill its contractual obligations to Lakeland. As a result of this sale, we recorded a mark-to-market adjustment of $9.1 million in leases upon the determination that the leases were held for sale purposes and recorded a loss on the sale of other repossessed assets of $400,000. Lakeland also identified other pools of leases (including the remaining lease originator discussed above) as held for sale and recorded an additional mark-to-market adjustment of $12.5 million based on sale price indications from potential buyers and based on the sales prices of prior lease pools sold adjusted for differing characteristics. Lakeland also recorded a loss of $661,000 on other repossessed assets associated with those pools of leases. This will be discussed in more detail below.

Net Interest Income

Net interest income on a tax equivalent basis for the second quarter of 2009 was $22.8 million which was consistent with the net interest income earned in the second quarter of 2008. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, June 30, 2009			For the three months ended, June 30, 2008
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$2,020,379	$29,156	5.79%	$1,960,988	$31,739	6.51%
Taxable investment securities	379,588	3,372	3.55%	309,834	3,441	4.44%
Tax-exempt securities	68,669	914	5.32%	69,689	971	5.57%
Federal funds sold (B)	48,118	31	0.26%	10,117	65	2.57%
Total interest-earning assets	2,516,754	33,473	5.33%	2,350,628	36,216	6.19%

Noninterest-earning assets:
Allowance for loan and lease losses	(24,963)			(15,889)
Other assets	220,630			226,090
TOTAL ASSETS	$2,712,421			$2,560,829

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$305,406	$433	0.57%	$324,155	$932	1.16%
Interest-bearing transaction accounts	830,526	2,152	1.04%	764,338	2,837	1.49%
Time deposits	641,993	4,564	2.84%	539,975	5,400	4.00%
Borrowings	332,327	3,521	4.24%	393,753	4,171	4.24%
Total interest-bearing liabilities	2,110,252	10,670	2.03%	2,022,221	13,340	2.64%
Noninterest-bearing liabilities:
Demand deposits	309,548			304,372
Other liabilities	17,020			16,749
Stockholders’ equity	275,601			217,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,712,421			$2,560,829
Net interest income/spread		22,803	3.30%		22,876	3.55%
Tax equivalent basis adjustment		320			340
NET INTEREST INCOME		$22,483			$22,536
Net interest margin (C)			3.63%			3.91%
(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B) Includes interest-bearing cash accounts.
(C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $36.2 million in the second quarter of 2008 to $33.5 million in 2009, a decrease of $2.7 million or 8%. The decrease in interest income was due to a 86 basis point decrease in the average yield earned on interest earning assets. Interest lost on non-accrual loans of $813,000 for the second quarter of 2009 contributed to the decline in yield on earning assets as well as a general decline in rates. A change in mix in earning assets from loans to investment securities also contributed to the decline in yield. Loans as a percent of interest earning assets declined from 83.4% in the second quarter of 2008 to 80.3% in the second quarter of 2009. Investments including securities and federal funds sold increased from 16.5% of interest earnings assets in the second quarter of 2008 to 19.7% in the second quarter of 2009. Loans typically earn higher yields than investment securities.

Total interest expense decreased from $13.3 million in the second quarter of 2008 to $10.7 million in the second quarter of 2009, a decrease of $2.7 million, or 20%. Average interest-bearing liabilities increased $88.0 million, but the cost of those liabilities decreased from 2.64% in 2008 to 2.03% in 2009. The decrease in liability yields reflects the decrease in short term interest rates, as the Federal Reserve Bank lowered the federal funds target rate from 2.00% at the end of the second quarter of 2008 to a range between 0% and 0.25% at the end of 2008. Lakeland lowered its deposit rates to reflect the lower interest rate environment. Average deposits increased from $1.93 billion in the second quarter of 2008 to $2.09 billion in the second quarter of 2009, an increase of $154.6 million, or 8%. Average borrowings decreased from $393.8 million in 2008 to $332.3 million in 2009 due to increased liquidity as a result of several factors including increased deposits and the receipt of $59.0 million in proceeds from the issuance of preferred stock to the U.S. Department of the Treasury in the first quarter of 2009. The average rate paid on these borrowings remained the same.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan and lease loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans and leases, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

In the second quarter of 2009, a $34.1 million provision for loan and lease losses was recorded compared to an $8.2 million provision for the same period last year. The Company requires a reserve on all its loans and leases based on the financial strength of the borrower, collateral adequacy, delinquency history and other factors discussed under “Risk Elements” below. The reserve for leases is more specifically assessed based on the borrower’s payment history, financial strength of the borrower determined through financial information provided or credit scoring criteria, value of the underlying assets and in the case of recourse transactions, the financial strength of the originator (servicer). In the second quarter of 2009, because of continued economic challenges, accelerated deterioration of collateral values due to the supply of transportation and construction vehicles exceeding demand and the resulting affect on delinquencies, the Company increased the reserve percentages on its leases to the highest risk level on its evaluation matrix. Due to continued overcapacity of the collateral impacting resale values, the Company continued to adjust the collateral value of the underlying assets which had the effect of increasing charge-offs. Because of the increase in the calculated reserves, because of the charge-offs recorded in second quarter and due to the Company’s decision to sell pools of leases that represented increased risk to the Company, the Company’s provision for lease losses was $28.4 million. The remainder of the provision for loan and lease losses was allocated to commercial loans. The commercial provision was needed because of the increase in the non-performing commercial loans discussed below in Risk Elements.

During the second quarter of 2009, the Company recorded $21.6 million in mark-to-market adjustments on lease pools held for sale. Exclusive of the mark to market adjustments discussed above, in the second quarter of 2009, the Company charged off loans of $14.1 million (including $12.5 million in leases) and recovered $390,000 in previously charged off loans and leases compared to $3.6 million and $150,000, respectively, during the same period in 2008. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income decreased $370,000 or 8% from the second quarter of 2008 to the second quarter of 2009. Included in noninterest income for the second quarter of 2009 was a $532,000 loss on investment securities as the company recorded an other-than-temporary impairment loss on an equity security in its investment portfolio. For more information, please see Note 6 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Service charges on deposit accounts totaling $2.7 million decreased by $123,000, or 4% in the second quarter of 2009, compared to the same period last year, primarily due to reduced overdraft fees. Income on bank owned life insurance at $818,000 increased by $480,000, as the company received an insurance benefit on a bank owned life insurance policy for insurance proceeds received on the death of a former employee. Leasing income decreased $121,000 as a result of management’s determination to reduce activity in the leasing division.

Noninterest Expense

Noninterest expense for the second quarter of 2009 was $20.3 million compared to $14.4 million in 2008. Salary and benefit expense increased by $1.0 million or 14% to $8.7 million due to the addition of two new branch offices, new lending and sales officers, and normal salary increases. Net occupancy expense increased 12% to $1.6 million primarily due to the opening of two new branch offices subsequent to the second quarter of 2008. Marketing expense for the second quarter of 2009 increased $240,000 to $784,000 as a result of deposit promotions and the opening of two new branches. FDIC expense increased by $2.1 million to $2.4 million due to increased assessments, including $1.2 million from an industry wide special assessment. Collection expense increased $220,000 to $377,000 in the second quarter of 2009 due to leasing related costs. Other repossessed asset expense increased by $1.2 million to $1.3 million due to the write down of leasing assets and the loss on sale of leasing equipment. Other expenses increased by $832,000 or 35% to $3.2 million in the second quarter of 2009, primarily due to a $704,000 pretax payout to the beneficiary of the bank owned life insurance proceeds previously mentioned. The Company’s efficiency ratio was 68.44% in the second quarter of 2009, compared to 51.89% for the same period last year. The efficiency ratio expresses the relationship between noninterest expense (excluding other repossessed asset expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities). The efficiency ratio increased due primarily to the increase in FDIC insurance expense and leasing related expenses.

(Year-to-Date 2009 Compared to Year-to-Date 2008)

Net Income (Loss)

Net loss for the first half of 2009 was ($9.5) million, compared to net income of $8.4 million for the same period in 2008. Loss per share was ($0.46) for the first half of 2009, compared to diluted earnings per share of $0.36 in the first half of 2008. The decline in net income related to the increase in the provision for loan and lease losses from $9.4 million in the first half of 2008 to $40.5 million in the first half of 2009.

Net Interest Income

Net interest income on a tax equivalent basis for the first half of 2009 was $46.0 million, a $2.3 million or 5% increase from the $43.7 million earned in the first half of 2008. The increase in net interest income resulted primarily from a decrease in the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the six months ended, June 30, 2009			For the six months ended, June 30, 2008
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$2,024,772	$59,298	5.91%	$1,927,309	$63,389	6.61%
Taxable investment securities	360,441	6,791	3.77%	315,306	7,038	4.46%
Tax-exempt securities	66,800	1,789	5.36%	73,374	2,057	5.61%
Federal funds sold (B)	44,132	57	0.26%	14,922	225	3.02%
Total interest-earning assets	2,496,145	67,935	5.48%	2,330,911	72,709	6.27%
Noninterest-earning assets:
Allowance for loan and lease losses	(24,631)			(15,376)
Other assets	221,179			230,441
TOTAL ASSETS	$2,692,693			$2,545,976

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$300,305	$964	0.65%	$320,589	$2,196	1.38%
Interest-bearing transaction accounts	841,118	4,545	1.09%	778,408	7,038	1.82%
Time deposits	629,843	9,399	2.98%	559,926	11,717	4.19%
Borrowings	337,001	7,026	4.17%	360,134	8,052	4.47%
Total interest-bearing liabilities	2,108,267	21,934	2.09%	2,019,057	29,003	2.88%
Noninterest-bearing liabilities:
Demand deposits	302,037			295,534
Other liabilities	16,077			16,190
Stockholders’ equity	266,312			215,195
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,692,693			$2,545,976
Net interest income/spread		46,001	3.40%		43,706	3.39%
Tax equivalent basis adjustment		626			720
NET INTEREST INCOME		$45,375			$42,986
Net interest margin (C)			3.72%			3.77%
(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $72.7 million in the first half of 2008 to $67.9 million in 2009, a decrease of $4.8 million or 7%. The decrease in interest income was due primarily to a 79 basis point decrease in the average yield earned on interest earning assets. Interest lost on non-accrual loans during the first half of 2009 was $1.3 million compared to $342,000 for the same period last year. The decline in the yield in earning assets resulted from the decline in rates and the change in mix discussed previously in the comparison of the results of operations between the second quarter of 2009 and the second quarter of 2008.

Total interest expense decreased from $29.0 million in the first half of 2008 to $21.9 million in the first half of 2009, a decrease of $7.1 million, or 24%. Average interest-bearing liabilities increased $89.2 million, but the cost of those liabilities decreased from 2.88% in 2008 to 2.09% in 2009 for the same reasons as discussed in the quarterly analysis. Average deposits increased from $1.95 billion in the first half of 2008 to $2.07 billion in the first half of 2009, an increase of $118.8 million, or 6%. Average borrowings decreased from $360.1 million in 2008 to $337.0 million in 2009 due to the same reasons discussed above in the quarterly comparison.

Provision for Loan and Lease Losses

The provision for loan and lease losses increased to $40.5 million for the first half of 2009 from $9.4 million for the same period last year. This was primarily a result of management’s evaluation of the adequacy of the allowance for loan and lease losses and the impact current economic conditions have had on our lease portfolio as previously mentioned in the quarterly analysis. During the first half of 2009, excluding mark-to-market adjustments, Lakeland charged off loans and leases of $20.6 million and recovered $1.1 million in previously charged off loans and leases compared to $4.2 million and $241,000, respectively, during the same period in 2008. The charge-offs in the first half included $18.4 million in leases in the first half of 2009 exclusive of the mark-to-market adjustments of leases held for sale. The charge-offs included $11.0 million for the two leasing originators that informed Lakeland that they could no longer perform under contractual recourse provisions. The charge-offs resulted from a continued deterioration in economic conditions and in the underlying collateral value of the leases. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income totaling $9.0 million for the first six months of 2009 was consistent with the noninterest income earned in the first six months of 2008. Gains on investment securities was $353,000 for the first six months of 2009, compared to $52,000 for the first six months of 2008. Leasing income decreased $571,000 to $241,000 due to gains on sales of leases recorded in the first six months of 2008. Income on bank owned life insurance increased $478,000 to $1.1 million for the same reasons mentioned in the quarterly discussion. Commissions and fees decreased $129,000 to $1.7 million, primarily due to decreased loan fees and investment commission income.

Noninterest Expense

For the first six months of 2009, noninterest expense was $37.0 million, compared to $29.8 million in 2008, an increase of 24%. Salary and benefit costs increased by $1.2 million, to $17.3 million due to the same reasons mentioned in the quarterly discussion. Net occupancy expense increased by $408,000, or 13% to $3.5 million primarily due to the opening of two new branches. FDIC expense at $3.3 million increased by $2.7 million. Stationary, supplies and postage decreased from $873,000 in the first half of 2008 to $821,000 in the first half of 2009 due to a reduction in mailings. Marketing expense increased to $1.3 million from $1.0 million as a result of deposit promotions and branch openings. Collection expense increased $674,000 to $882,000 and other repossessed asset expense increased by $1.3 million to $1.4 million in the first half of 2009 due to the same reasons mentioned in the quarterly discussion. Other expenses increased by $637,000, or 13% to $5.5 million due to the same reason mentioned in the quarterly discussion. The Company’s efficiency ratio was 64.25% in the first half of 2009, compared to 55.40% for the same period last year.

Income Taxes

The Company’s effective tax rate was 58.7% in the first half of 2009 because of its net loss and the impact that tax advantaged income had on the tax benefit of the loss. The effective tax rate for the six months ended June 30, 2008 was 34.4%.

Financial Condition

The Company’s total assets increased $73.5 million or 3% from $2.64 billion at December 31, 2008, to $2.72 billion at June 30, 2009. Total deposits increased from $2.06 billion on December 31, 2008 to $2.09 billion on June 30, 2009, an increase of $32.9 million or 2%.

Loans and Leases

Gross loans and leases, including leases held for sale, decreased from $2.03 billion on December 31, 2008 to $1.98 billion on June 30, 2009, a decrease of $50.3 million, or 2%. The decrease in gross loans and leases is due to leases decreasing $117.9 million from $311.5 million at December 31, 2008 to $193.6 million (including $39.2 million held for sale) on June 30, 2009. Commercial loans and residential mortgages increased by $38.7 million, or 4%, and $31.4 million, or 9%, respectively. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and leases and other real estate owned on the dates presented:

(in thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Non-performing loans and leases:
Non-accrual loans and leases	$28,510	$16,544	$11,472
Renegotiated loans and leases	—	—	—

TOTAL NON-PERFORMING LOANS AND LEASES	28,510	16,544	11,472
Other real estate and other repossessed assets	1,651	3,997	1,688

TOTAL NON-PERFORMING ASSETS	$30,161	$20,541	$13,160

Loans and leases past due 90 days or more and still accruing	$4,228	$825	$247

Non-performing assets increased from $20.5 million on December 31, 2008, or 0.78% of total assets, to $30.2 million, or 1.11% of total assets, on June 30, 2009. The change in non-accrual loans and leases from $16.5 million on December 31, 2008 to $28.5 million on June 30, 2009 included an increase in commercial loan non-accruals of $15.5 million offset by a decline in leasing non-accruals of $5.8 million. The increase in commercial loan non-accruals included one commercial relationship totaling $7.2 million and two other relationships totaling $3.1 million. The leasing non-accruals declined because of the sales of lease pools, and the mark-to-market process described above. Other repossessed assets decreased from $4.0 million on December 31, 2008 to $1.7 million on June 30, 2009 which included $1.1 million in assets sold in the sale described above. Loans and leases past due ninety days or more and still accruing at June 30, 2009 increased $3.4 million to $4.2 million from $825,000 on December 31, 2008. Loans and leases past due 90 days or more and still accruing are those loans and leases that are both well-secured and in process of collection.

On June 30, 2009, the Company had $27.0 million in impaired loans and leases (consisting primarily of non-accrual loans and leases) compared to $14.1 million at year-end 2008. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases or is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $4.6 million has been allocated as a portion of the allowance for loan and lease losses for impairment at June 30, 2009. At June 30, 2009, the Company also had $29.7 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans and leases charged-off and the amount of loan recoveries:

(dollars in thousands)	Six months ended June 30, 2009	Year ended December 31, 2008	Six months ended June 30, 2008

Balance of the allowance at the beginning of the year	$25,053	$14,689	$14,689

Loans and leases charged off:
Commercial	1,003	593	437
Leases	18,429	11,211	3,039
Charge down of leases held for sale(1)	21,580	—	—
Home Equity and consumer	1,141	2,044	589
Real estate—mortgage	50	123	123

Total loans charged off	42,203	13,971	4,188

Recoveries:
Commercial	36	79	31
Leases	918	150	0
Home Equity and consumer	116	376	210
Real estate—mortgage	—	—	—

Total Recoveries	1,070	605	241

Net charge-offs:	41,133	13,366	3,947
Provision for loan and lease losses	40,459	23,730	9,425

Ending balance	$24,379	$25,053	$20,167

Ratio of annualized net charge-offs to average loans and leases outstanding:
including charge down of leases held for sale	4.10%	0.68%	0.41%
excluding charge down of leases held for sale	1.95%	0.68%	0.41%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.23%	1.23%	1.02%

(1)	amount recorded upon reclassification from held for investment to held for sale

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

•

The establishment of reserve amounts for the non-classified loans and leases in each portfolio based upon the historical average loss experience of these portfolios and management’s evaluation of key factors described below.

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

In the second and fourth quarters of 2008, the Company disclosed that it had two leasing originators that indicated that they could no longer meet all of their obligations under contractual recourse provisions. Lakeland assesses the adequacy of the allowance for its lease portfolio based on the borrower’s payment history, financial strength of the borrower determined through financial information provided or credit scoring criteria, value of the underlying assets and in the case of recourse transactions, the financial strength of the originator (servicer). If the servicer is able to continue servicer advances for delinquent leases, Lakeland assesses a reserve on the lease based on credit scores and delinquency status. In the case of the two originators who could no longer perform under their contractual recourse obligations, once the lease becomes over 90 days past due, the lease is charged down to its net realizable value using a recognized valuation method to the extent available and placed on non-accrual. From that point forward, reserves are adjusted as necessary based on delinquency status and where the lease is in the collection process.

The collateral underlying the aforementioned lease pools was predominately transportation and construction use vehicles. Because of economic conditions, including fuel costs in 2008 and the general economic downturn further depressing these industries into 2009, leasing delinquencies and declines in collateral value resulted in increased charge-offs and provisions for lease losses into 2009. As a result, management made a decision in the second quarter of 2009 to reduce the risk in its portfolio by selling those two lease pools as well as other lease pools with characteristics that did not fit into the Company’s core banking strategy.

As reported in “Results of Operations,” a $34.1 million provision for loan and lease losses was recorded in the second quarter of 2009 which included a $28.4 million provision for lease losses. This provision was made due to management’s evaluation of identified risk in the lease portfolio as well as the mark-to-market adjustment of $21.6 million on lease pools held for sale.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2009. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities increased from $392.3 million on December 31, 2008 to $509.5 million on June 30, 2009, an increase of $117.2 million, or 30% which resulted from increased liquidity due to increased deposits and a decline in loans and leases.

Deposits

Total deposits increased from $2.06 billion on December 31, 2008 to $2.09 billion on June 30, 2009, an increase of $32.9 million, or 2%. Time deposits increased from $611.0 million on December 31, 2008 to $645.5 million on June 30, 2009, an increase of $34.5 million. The increase in time deposits was generally in the $100,000 and over accounts which increased because of deposits from municipalities. Noninterest bearing deposits increased $18.1 million or 6% to $320.6 million, while savings and interest bearing transaction accounts decreased $19.7 million or 2% to $1.12 billion as of June 30, 2009.

Liquidity

Cash and cash equivalents, totaling $42.7 million on June 30, 2009, decreased $7.0 million from December 31, 2008. Operating activities provided $52.7 million in net cash. Investing activities used $132.4 million in net cash, primarily reflecting the purchase of securities. Financing activities provided $72.7 million in net cash, reflecting proceeds from the issuance of preferred stock and a warrant to the U.S. Treasury Department and an increase in deposits of $32.9 million partially offset by a decline in short-term borrowings of $14.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At June 30, 2009, the Company had outstanding loan origination commitments of $395.1 million. These commitments include $331.9 million that mature within one year; $28.4 million that mature after one but within three years; $4.9 million that mature after three but within five years and $29.9 million that mature after five years. The Company also had $9.2 million in letters of credit outstanding at June 30, 2009. This included $7.5 million that are maturing within one year and $1.7 million that mature after one but within three years. Time deposits issued in amounts of $100,000 or more maturing within one year total $244.3 million.

Capital Resources

Stockholders’ equity increased from $220.9 million on December 31, 2008 to $265.7 million on June 30, 2009. Book value per common share decreased to $8.82 on June 30, 2009 from $9.33 on December 31, 2008. The increase in stockholders’ equity from December 31, 2008 to June 30, 2009 was primarily due to the issuance of $59.0 million in preferred stock and a warrant to the U.S Treasury Department. For more information, please see Note 11 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Offsetting the impact of the $59.0 million in preferred stock and warrant proceeds was a net loss of $9.5 million, and the payment of dividends of $4.7 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2009, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at June 30, 2009 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio June 30, 2009	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2009	Total Capital to Risk-Weighted Assets Ratio June 30, 2009
The Company	9.63%	12.74%	13.99%
Lakeland Bank	8.98%	11.90%	13.15%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At June 30, 2009, the cumulative one-year gap was ($213.9) million or (7.9%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at June 30, 2009 was $360.7 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (9.3%) and would decrease (6.8%) for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (2.3%), and would decrease (1.7%) for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.  Controls and Procedures

(a)        Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)        Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending legal proceedings involving the Company or the Bank other than those arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of such litigation will have a material effect on the financial condition or results of operations of the Company and the Bank on a consolidated basis.

Item 1A. Risk Factors

Except for the addition of the risk factor detailed below, there have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

If we are unsuccessful in continuing to reduce the risk in the Bank’s lease portfolio, our earnings and profitability could be materially and adversely affected.

The risk profile of the Bank’s lease portfolio is measurably greater than its core loan portfolios. We have undertaken a strategy, which we intend to continue to pursue, to accelerate the disposition of those leases that were generated by originators whose lease pools reflect enhanced risk or do not fit into our core banking strategic direction. From June 30, 2008 through June 30, 2009, our lease portfolio has been reduced from approximately $386.3 million, which was 19% of total loans, to approximately $193.6 million, or approximately 10% of total loans. During the second quarter of 2009, the Bank recorded a $28.4 million provision for losses against the lease portfolio reflecting, in part, the disposition strategy which included the mark-to-market adjustment of certain leases held for sale. Based on the still evident economic uncertainty, we cannot assure you that we will be able to dispose of the leases held for sale or any remaining leases that reflect enhanced risk or do not fit into our core banking strategic direction or that if we are able to dispose of such leases, such sales will not be at prices that represent a discount to the net receivable values of such leases. This could result in a loss in any particular period, and could otherwise materially and adversely affect our earnings and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The following table shows the persons who were elected to the board of directors at the Company’s Annual Meeting of Shareholders held May 21, 2009. Also shown are their terms of office and the results of voting for each respective director.

Name	Term	Shares for:	Authority Withheld
Bruce D. Bohuny	3 years	19,245,934	857,739
Mary Ann Deacon	3 years	19,381,921	721,752
Joseph P. O’Dowd	3 years	19,363,478	740,195

The second proposal to approve the Lakeland Bancorp, Inc. 2009 Equity Compensation Program was approved with the following vote:

For:	Against:	Abstain:	Broker Non-Vote
11,788,888	3,439,093	476,253	4,374,987

The third proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2009 was approved with the following vote:

For:	Against:	Abstain:	Broker Non-Vote
19,776,559	197,590	129,522	0

The fourth proposal to obtain non-binding approval of the compensation of Lakeland Bancorp’s executive officers was approved with the following vote :

For:	Against:	Abstain:	Broker Non-Vote
15,273,748	4,361,592	462,775	10

Item 5. Other Information	Not Applicable

Item 6.  Exhibits

10.1	Change in Control Agreement among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz dated June 12, 2009.

10.2	Waiver executed by Ronald E. Schwarz dated June 12, 2009.

10.3	Executive Waiver Agreement executed by Ronald E. Schwarz dated June 12, 2009.

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

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

Date: August 10, 2009