Form 10-Q
period 2009-09-30
LAKELAND BANCORP INC
filed 2009-11-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).        Yes  ☐    No  ☐    Not applicable.

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

As of October 30, 2009 there were 23,834,625 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2009 (unaudited)		December 31, 2008
		(dollars in thousands)
Cash	$37,180		$35,238
Federal funds sold and Interest-bearing deposits due from banks	7,836		14,538

Total cash and cash equivalents	45,016		49,776

Investment securities available for sale	488,124		282,174
Investment securities held to maturity; fair value of $91,079 in 2009 and $111,881 in 2008	88,036		110,114
Loans and leases, net of deferred costs	1,959,086		2,034,831
Leases held for sale	8,946		0
Less: allowance for loan and lease losses	24,149		25,053

Net loans	1,943,883		2,009,778
Premises and equipment - net	29,815		29,479
Accrued interest receivable	9,444		8,598
Goodwill	87,111		87,111
Other identifiable intangible assets, net	1,905		2,701
Bank owned life insurance	41,211		39,217
Other assets	34,918		23,677

TOTAL ASSETS	$2,769,463		$2,642,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$323,630		$302,492
Savings and interest-bearing transaction accounts	1,263,139		1,142,609
Time deposits under $100 thousand	348,182		393,549
Time deposits $100 thousand and over	209,200		217,483

Total deposits	2,144,151		2,056,133
Federal funds purchased and securities sold under agreements to repurchase	62,001		62,363
Long-term debt	200,900		210,900
Subordinated debentures	77,322		77,322
Other liabilities	15,989		14,966

TOTAL LIABILITIES	2,500,363		2,421,684

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 59,000 shares at September 30, 2009	55,876		0
Common stock, no par value; authorized shares, 40,000,000; issued shares, 24,740,564 at September 30, 2009 and December 31, 2008	259,787		257,051
Accumulated deficit	(35,028)		(19,246)
Treasury stock, at cost, 907,316 shares at September 30, 2009 and 1,053,561 at December 31, 2008	(12,477)		(14,496)
Accumulated other comprehensive income (loss)	942		(2,368)

TOTAL STOCKHOLDERS’ EQUITY	269,100		220,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,769,463		$2,642,625

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$28,633	$32,336	$87,931	$95,725
Federal funds sold and interest-bearing deposits with banks	32	68	89	293
Taxable investment securities	3,775	3,331	10,566	10,369
Tax-exempt investment securities	550	527	1,713	1,864

TOTAL INTEREST INCOME	32,990	36,262	100,299	108,251

INTEREST EXPENSE
Deposits	6,561	8,973	21,469	29,924
Federal funds purchased and securities sold under agreements to repurchase	29	437	96	1,356
Long-term debt	3,378	3,712	10,337	10,845

TOTAL INTEREST EXPENSE	9,968	13,122	31,902	42,125

NET INTEREST INCOME	23,022	23,140	68,397	66,126
Provision for loan and lease losses	4,718	3,273	45,177	12,698

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	18,304	19,867	23,220	53,428
NONINTEREST INCOME
Service charges on deposit accounts	2,768	2,856	8,134	8,261
Commissions and fees	1,045	847	2,741	2,672
Gains on investment securities	0	1	353	53
Income on bank owned life insurance	324	344	1,473	1,015
Gains (losses) on leasing related assets	(709)	109	(1,055)	921
Other income	126	61	291	329

TOTAL NONINTEREST INCOME	3,554	4,218	11,937	13,251

NONINTEREST EXPENSE
Salaries and employee benefits	8,545	8,282	25,867	24,379
Net occupancy expense	1,596	1,511	5,067	4,574
Furniture and equipment	1,235	1,165	3,719	3,697
Stationery, supplies and postage	394	370	1,215	1,243
Marketing expense	667	648	2,008	1,650
Core deposit intangible amortization	265	265	796	796
FDIC insurance expense	1,231	330	4,547	930
Collection expense	405	81	1,287	289
Other real estate and repossessed asset expense	133	0	917	34
Other expenses	2,606	2,268	8,058	7,083

TOTAL NONINTEREST EXPENSE	17,077	14,920	53,481	44,675

Income (loss) before provision for income taxes	4,781	9,165	(18,324)	22,004
Provision for income taxes (benefit)	2,770	3,309	(10,788)	7,728

NET INCOME (LOSS)	$2,011	$5,856	($7,536)	$14,276

Dividends on Preferred Stock and Accretion	885	0	2,309	0

Net Income (Loss) Available to Common Stockholders	$1,126	$5,856	($9,845)	$14,276

PER SHARE OF COMMON STOCK
Basic earnings (loss)	$0.05	$0.25	$(0.42)	$0.61

Diluted earnings (loss)	$0.05	$0.25	$(0.42)	$0.61

Dividends	$0.05	$0.10	$0.25	$0.30

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
NET INCOME (LOSS)	$2,011	$5,856	($7,536)	$14,276

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Unrealized securities gain (loss) during period	2,925	(985)	3,524	(2,643)
Less: reclassification for gains (losses) included in net income (loss)	0	1	229	35
Change in pension liability, net	5	5	15	(39)

Other Comprehensive Income (Loss)	2,930	(981)	3,310	(2,717)

TOTAL COMPREHENSIVE INCOME (LOSS)	$4,941	$4,875	($4,226)	$11,559

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months ended September 30, 2009

						Accumulated
	Common stock		Series A			Other
	Number of Shares	Amount	Preferred Stock	Accumulated deficit	Treasury Stock	Comprehensive Income (Loss)	Total
	(dollars in thousands)
BALANCE DECEMBER 31, 2008	24,740,564	$257,051	$0	($19,246)	($14,496)	($2,368)	$220,941
Net Loss				(7,536)			(7,536)
Other comprehensive income net of tax						3,310	3,310
Preferred Stock issued			58,838				58,838
Preferred dividends				(1,926)			(1,926)
Accretion of discount			383	(383)			—
Common stock warrant		3,345	(3,345)				—
Stock based compensation		326					326
Issuance of restricted stock awards		(199)			199		—
Issuance of stock to dividend reinvestment and stock repurchase plan		(722)		(1,049)	1,795		24
Exercise of stock options, net of excess tax benefits		(14)			25		11
Cash dividends, common stock				(4,888)			(4,888)

BALANCE September 30, 2009 (UNAUDITED)	24,740,564	$259,787	$55,876	($35,028)	($12,477)	$942	$269,100

Nine Months ended September 30, 2008
						Accumulated
	Common stock		Series A			Other
	Number of Shares	Amount	Preferred Stock	Accumulated deficit	Treasury Stock	Comprehensive Loss	Total
	(dollars in thousands)
BALANCE DECEMBER 31, 2007	24,740,564	$258,037	$0	($24,465)	($20,140)	($1,833)	$211,599
Cumulative adjustment for adoption of EITF 06-04				(546)			(546)

BALANCE JANUARY 1, 2008 as revised	24,740,564	$258,037	$0	($25,011)	($20,140)	($1,833)	$211,053
Net Income				14,276			14,276
Other comprehensive loss net of tax						(2,717)	(2,717)
Issuance of stock for restricted stock awards		(993)			993		—
Stock based compensation		249				—	249
Exercise of stock options, net of excess tax benefits		(31)			2,915		2,884
Issuance of stock to dividend reinvestment and stock repurchase plan		8		(908)	950		50
Cash dividends				(6,128)			(6,128)

BALANCE September 30, 2008 (UNAUDITED)	24,740,564	$257,270	$0	($17,771)	($15,282)	($4,550)	$219,667

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the nine months ended September 30,
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES		(in thousands)
Net income (loss)	$(7,536)		$14,276
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,604		1,022
Depreciation and amortization	3,285		3,397
Provision for loan and lease losses	45,177		12,698
Gain on securities	(353)		(53)
(Gains) losses on sales of leases	1,028		(300)
Losses on sales of other assets	285		—
Writedown of other repossessed assets	780		—
Stock-based compensation	326		249
Increase in other assets	(17,617)		(1,215)
Increase (decrease) in other liabilities	668		(4,146)

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,647		25,928

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	96,838		79,105
Held to maturity	34,764		30,143
Proceeds from sales of securities:
Available for sale	25,778		10,108
Purchase of securities:
Available for sale	(324,661)		(56,081)
Held to maturity	(12,800)		(6,107)
Purchase of bank owned life insurance	(1,304)		0
Sales of leases held for sale	53,407		—
Net increase in loans and leases	(38,225)		(139,749)
Proceeds on sales of other repossessed assets	5,529		1,004
Capital expenditures	(2,825)		(1,861)

NET CASH USED IN INVESTING ACTIVITIES	(163,499)		(83,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	88,018		(35,864)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(362)		3,755
Repayments of long-term debt	(10,000)		(30,855)
Issuance of long-term debt	—		125,103
Proceeds on issuance of preferred stock, net of costs	58,838		—
Exercise of stock options	10		2,884
Excess tax benefits	1		117
Issuance of stock to dividend reinvestment and stock purchase plan	24		50
Dividends paid	(6,437)		(6,128)

NET CASH PROVIDED BY FINANCING ACTIVITIES	130,092		59,062

Net increase (decrease) in cash and cash equivalents	(4,760)		1,552
Cash and cash equivalents, beginning of year	49,776		57,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,016		$58,740

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland). The accounting and reporting policies of the Company and Lakeland and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry.

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

The Company evaluated its September 30, 2009 financial statements for subsequent events through November 9, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Share-based compensation expense of $326,000 and $249,000 was recognized for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was unrecognized compensation cost of $1.1 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.6 years. Unrecognized compensation expense related to unvested stock options was approximately $70,000 as of September 30, 2009 and is expected to be recognized over a period of 2.2 years.

In the first nine months of 2009, the Company granted 14,452 shares of restricted stock at a market value of $9.26 per share under the 2000 program. These shares vest over a four year period. Compensation expense on these shares is expected to be approximately $26,000 per year for the next four years. In the first nine months of 2008, the Company granted 72,000 shares of restricted stock at a weighted market value of $12.85 per share. Compensation expense on these shares is expected to be approximately $194,000 per year over an average period of 4.1 years.

There were no grants of stock options in the first nine months of 2009. In the first nine months of 2008, the Company granted options to purchase 25,000 shares to a new non-employee director of the Company at an exercise price of $13.16 per share. The director’s options vest in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. The Company estimated the fair value of the 2008 option grant using a Black-Scholes option pricing model using the following assumptions: the risk-free interest rate was 3.09%; the expected dividend yield 3.25%; the expected volatility was 32% and the expected life was seven years. The fair value of the option granted was estimated to be $3.42. The expected compensation expense to be recorded over the vesting period was $86,000.

Option activity under the Company’s stock option plans as of September 30, 2009 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding, January 1, 2009	895,521	$12.45		$793,473
Granted	0	0.00
Exercised	(1,800)	6.16
Forfeited	(42,062)	14.30

Outstanding, September 30, 2009	851,659	$12.37	3.51	$94,436

Options exercisable at September 30, 2009	826,157	$12.38	3.37	$94,436

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options).

Stock options outstanding were 851,659 and 898,886 at September 30, 2009 and 2008, respectively. The aggregate intrinsic value of options exercised during the first nine months ended September 30, 2009 and 2008 was $6,000 and $364,000, respectively. Exercise of stock options during the first nine months of 2009 and 2008 resulted in cash receipts of $11,000 and $2.9 million, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the nine months ended September 30, 2009 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2009	114,008	$12.53
Granted	14,452	9.26
Vested	(1,125)	10.56
Forfeited	(543)	11.19

Outstanding, September 30, 2009	126,792	$12.18

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	September 30, 2009			September 30, 2008

For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(dollars in thousands)			(dollars in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	$4,643	($1,718)	$2,925	($1,605)	$620	($985)
Less reclassification adjustment for net gains arising during the period	0	0	0	1	0	1

Net unrealized gains (losses)	$4,643	($1,718)	$2,925	($1,606)	$620	($986)
Change in minimum pension liability	7	(2)	5	7	(2)	5

Other comprehensive gains (loss), net	$4,650	($1,720)	$2,930	($1,599)	$618	($981)

For the nine months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(dollars in thousands)			(dollars in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	$5,638	($2,114)	$3,524	($4,222)	$1,579	($2,643)
Less reclassification adjustment for net gains arising during the period	353	(124)	229	53	(18)	35

Net unrealized gains (losses)	$5,285	($1,990)	$3,295	($4,275)	$1,597	($2,678)
Change in minimum pension liability	23	(8)	15	(60)	21	(39)

Other comprehensive gains (loss), net	$5,308	($1,998)	$3,310	($4,335)	$1,618	($2,717)

Note 4. Statement of Cash Flow Information.

	For the nine months ended September 30,
	2009	2008

	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$2,745	$9,237
Cash paid during the period for interest	32,628	43,781
Transfer of loans and leases into other repossessed assets	3,751	3,091
Transfer of loans and leases receivable to leases held for sale	67,945	—

Cash flows of $26.9 million related to the sales of the held for sale leasing pools were presented in operating activities for the six months ended June 30, 2009. These cash flows were reclassified during the third quarter to investing activities to more appropriately reflect the original classification of the lease pools as the reclassification was not considered material to the overall financial statements.

Note 5. Earnings Per Share.

Basic earnings per share for a particular period of time is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of outstanding common shares and common share equivalents. The Company’s outstanding “common share equivalents” are options to purchase its common stock, restricted stock and a warrant issued to the United States Treasury to purchase its common stock.

All weighted average, actual shares and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands except per share data)	2009	2008	2009	2008

Income (loss) available to common stockholders	$1,126	$5,856	$(9,845)	$14,276
Weighted average number of common shares outstanding - basic	23,695	23,541	23,651	23,423
Share-based plans	36	82	0	95

Weighted average number of common shares and common share equivalents - diluted	23,731	23,623	23,651	23,518

Basic earnings (loss) per share	$0.05	$0.25	$(0.42)	$0.61

Diluted earnings (loss) per share	$0.05	$0.25	$(0.42)	$0.61

Options to purchase 683,483 shares of common stock at a weighted average price of $13.76 per share, a warrant to purchase 949,570 shares of common stock at a price of $9.32 per share, and 100,831 shares of restricted stock at a weighted average price of $12.87 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended September 30, 2009 because the option exercise price and the grant-date price were greater than the average market price. Options to purchase 691,902 shares of common stock and 66,000 shares of restricted stock at a weighted average price of $13.95 and $13.06 per share, respectively, were outstanding and were not included in the computations of diluted earnings per share for the quarter ended September 30, 2008 because the option exercise price and the grant-date price were greater than the average market price during the period.

Options to purchase 851,659 shares of common stock at a weighted average price of $12.37 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 126,792 shares of restricted stock at a weighted average price of $12.18 per share were outstanding and were not included in the computation of diluted earnings per share for the nine months ended September 30, 2009 due to the net loss recorded. Options to purchase 691,902 shares of common stock at a weighted average price of $13.95 per share were outstanding and were not included in the computations of diluted earnings per share for the nine months ended September 30, 2008 because the option exercise price was greater than the average market price during the period.

Note 6. Investment Securities

AVAILABLE FOR SALE	September 30, 2009				December 31, 2008

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$102,797	$271	($54)	$103,014	$52,131	$1,045	$(2)	$53,174
Mortgage-backed securities	329,241	5,724	(656)	334,309	180,938	2,600	(1,498)	182,040
Obligations of states and political subdivisions	14,270	577	(1)	14,846	10,733	272	(15)	10,990
Corporate debt securities	14,983	40	(2,392)	12,631	16,567	3	(3,886)	12,684
Other equity securities	23,892	188	(756)	23,324	24,149	129	(992)	23,286

	$485,183	$6,800	$(3,859)	$488,124	$284,518	$4,049	$(6,393)	$282,174

HELD TO MATURITY	September 30, 2009				December 31, 2008

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$5,994	$346	$ —	$6,340	$21,760	$684	$0	$22,444
Mortgage-backed securities	29,530	985	(4)	30,511	34,141	524	(102)	34,563
Obligations of states and political subdivisions	50,932	1,753	(12)	52,673	52,626	872	(74)	53,424
Corporate debt securities	1,580	11	(36)	1,555	1,587	—	(137)	1,450

	$88,036	$3,095	$(52)	$91,079	$110,114	$2,080	$(313)	$111,881

	September 30, 2009
	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$5,269	$5,292	$15,101	$15,231
Due after one year through five years	69,952	70,416	23,666	24,827
Due after five years through ten years	36,158	34,656	17,920	18,593
Due after ten years	20,671	20,127	1,819	1,917

	132,050	130,491	58,506	60,568
Mortgage-backed securities	329,241	334,309	29,530	30,511
Other equity securities	23,892	23,324	—	—

Total securities	$485,183	$488,124	$88,036	$91,079

The following table shows proceeds from sales of securities, gross gains on sales of securities, gross losses on sales of securities and other than temporary impairments for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Sale proceeds	$ —	$ —	$25,778	$10,108
Gross gains	—	—	993	52
Gross losses	—	—	(108)	—
Other than temporary impairment	—	—	(532)	—

Securities with a carrying value of approximately $284.7 million and $280.9 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

September 30, 2009	Less than 12 months		12 months or longer			Total

AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses

			(dollars in thousands)
U.S. government agencies	$22,224	$54	$ —	$ —	6	$22,224	$54
Mortgage-backed securities	$57,604	380	12,612	276	31	70,216	656
Obligations of states and political subdivisions	310	—	64	1	2	374	1
Corporate debt securities	0	—	9,563	2,392	4	9,563	2,392
Equity securities	277	48	4,566	708	6	4,843	756

	$80,415	$482	$26,805	$3,377	49	$107,220	$3,859

HELD TO MATURITY

U.S. government agencies	$ —	$ —	$ —	$ —	—	$ —	$ —
Mortgage-backed securities	981	4	9	—	2	990	4
Obligations of states and political subdivisions	—	—	1,126	12	3	1,126	12
Other debt securities	—	—	1,008	36	2	1,008	36

	$981	$4	$2,143	$48	7	$3,124	$52

December 31, 2008	Less than 12 months		12 months or longer			Total

AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses

			(dollars in thousands)
U.S. government agencies	$5,000	$2	$ —	$ —	1	$5,000	$2
Mortgage-backed securities	15,786	540	21,045	958	37	36,831	1,498
Obligations of states and political subdivisions	528	15	—	—	2	528	15
Corporate debt securities	507	1	8,071	3,885	5	8,578	3,886
Equity securities	5,480	551	4,674	441	6	10,154	992

	$27,301	$1,109	$33,790	$5,284	51	$61,091	$6,393

HELD TO MATURITY

U.S. government agencies	$ —	$ —	$ —	$ —	—	$0	$0
Mortgage-backed securities	4,653	54	3,937	48	12	8,590	102
Obligations of states and political subdivisions	2,001	67	354	7	7	2,355	74
Other debt securities	—	—	1,450	137	3	1,450	137

	$6,654	$121	$5,741	$192	22	$12,395	$313

Management has evaluated the securities in the above table and has concluded that, with the exception of the equity security discussed below, none of the securities with losses has impairments that are other-than-temporary. In its evaluation, management considered the credit rating on the securities and the results of discounted cash flow analysis. Investment securities, including the mortgage backed securities and corporate securities are evaluated on a periodic basis to determine if factors are identified that would require further analysis. In evaluating the Company’s securities, including mortgage backed securities and corporate securities, management considers the following items:

•	The credit ratings of the underlying issuer and if any changes in the credit rating have occurred;
•

The Company’s ability and intent to hold the securities, including an evaluation of the need to sell the security to meet certain liquidity measures, or whether the Company has sufficient levels of cash to hold the identified security in order to recover the entire amortized cost of the security;

•	The length of time the security’s fair value has been less than amortized cost; and
•	Adverse conditions related to the security or its issuer if the issuer has failed to make scheduled payments or other factors.

In the second quarter of 2009, the Company recorded an other-than-temporary impairment charge of $532,000 on one investment in the equity securities portfolio. Management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of an issuer, management was unsure that it could recover its investment in the security.

Note 7. Loans and Leases.

	September 30, 2009	December 31, 2008

	(in thousands)
Commercial	$1,026,102	$958,620
Leases	130,011	311,463
Leases held for sale, at fair value	8,946	0
Real estate-construction	107,210	107,928
Real estate-mortgage	372,877	336,951
Installment	319,478	315,704

Total loans	1,964,624	2,030,666

Plus: deferred costs	3,408	4,165

Loans net of deferred costs	$1,968,032	$2,034,831

Loans are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. Most of Lakeland’s impaired loans are collateral dependent. Lakeland groups commercial loans under $250,000 into a homogeneous pool and collectively evaluates them for impairment.

The following table shows Lakeland’s recorded investment in impaired loans and leases, the related valuation allowance and the year-to-date average recorded investment as of September 30, 2009, December 31, 2008 and September 30, 2008:

Date	Investment	Valuation Allowance	Average Recorded Investment Year-to-date
September 30, 2009	$34.0 million	$3.0 million	$21.0 million
December 31, 2008	$ 14.1 million	$3.7 million	$ 9.7 million
September 30, 2008	$ 9.5 million	$1.9 million	$ 9.4 million

Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. Lakeland recognized interest on impaired loans and leases of $51,000 and $184,000 in the first nine months of 2009 and 2008, respectively. Interest that would have accrued had the loans and leases performed under original terms would have been $1.9 million and $509,000 for the first nine months of 2009 and 2008, respectively.

During the nine months ended September 30, 2009, Lakeland classified $90.1 million in lease pools as held for sale and recorded a mark-to-market adjustment of $22.1 million upon transfer into held for sale to record the leases at lower of cost or market. During the nine months ended September 30, 2009, Lakeland sold lease pools with a carrying value of $54.2 million for $53.4 million and recorded a loss on sale of leases of $792,000. The following table shows the components of losses on held for sale leasing assets for the periods presented:

	For the three months ended September 30, 2009	For the nine months ended September 30, 2009

Losses on sales of Held for sale Leases	($792)	($792)
Mark-to-market adjustment on held for sale leases	(790)	(790)
Realized gains on paid off held for sale leases	554	554
Gains (losses) on other repossessed assets	301	(285)

Total loss on held for sale leasing assets	($727)	($1,313)

Loss on held for sale leasing assets is included in gain (loss) on leasing related assets along with other miscellaneous leasing income normally recorded in Lakeland’s leasing business.

Lakeland had leases held for sale with a fair market value of $8.9 million as of September 30, 2009. Management recorded the mark-to-market adjustments on the pools of leases based on indications of interest from potential buyers, and sales prices of similar leases previously sold adjusted for differences in types of collateral and other characteristics.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined pension plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

	(in thousands)		(in thousands)
Interest cost	$23	$25	$70	$74
Expected return on plan assets	(12)	(23)	(37)	(69)
Amortization of unrecognized net actuarial loss	18	6	54	17

Net periodic benefit expense	$29	$8	$87	$22

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

	(in thousands)		(in thousands)
Service cost	$7	$6	$20	$17
Interest cost	13	15	38	45
Amortization of prior service cost	7	7	23	23
Amortization of unrecognized net actuarial loss	3	2	9	7

Net periodic benefit expense	$30	$30	$90	$92

The Company made contributions of $80,000 to the plan during the nine months ended September 30, 2009 and does not expect to make any more contributions in 2009.

Note 10. Estimated Fair Value of Financial Instruments and Fair Market Value

US GAAP, under FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2009 and December 31, 2008 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at September 30, 2009 and December 31, 2008 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2009		2008
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial Assets:	(in thousands)
Cash and cash equivalents	$45,016	$45,016	$49,776	$49,776
Investment securities available for sale	488,124	488,124	282,174	282,174
Investment securities held to maturity	88,036	91,079	110,114	111,881
Loans	1,959,086	1,971,169	2,034,831	2,085,336
Leases held for sale	8,946	8,946	—	—
Financial Liabilities:
Deposits	2,144,151	2,148,883	2,056,133	2,065,332
Federal funds purchased and securities sold under agreements to repurchase	62,001	62,001	62,363	62,363
Long-term debt	200,900	223,806	210,900	225,760
Subordinated debentures	77,322	82,116	77,322	83,858
Commitments:
Standby letters of credit	—	25	—	11

US GAAP, under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest level priority to unobservable inputs (level 3 measurements). The following describes the three levels of fair value hierarchy:

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

The following table sets forth the Company’s financial assets that were accounted for at fair values as of September 30, 2009 by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of September 30, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009

Assets:
Investment securities, available for sale
US government agencies	$ —	$103,014	$ —	$103,014
Mortgage backed securities	—	334,309	—	334,309
Obligations of states and political subdivisions	—	14,846	—	14,846
Corporate debt securities	—	12,631	—	12,631
Other equity securities	1,598	21,726	—	23,324

Total securities available for sale	$1,598	$486,526	$ —	$488,124

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009

Assets:
Leases held for sale	$ —	$ —	$8,946	$8,946
Impaired Loans and Leases	—	—	33,995	$33,995

Leases held for sale are those leases that Lakeland identified and intends to sell. Leases held for sale were valued at the lower of cost or market. Market indications were derived from sale price indications from potential buyers and based on sale prices of prior lease pools adjusted for differences in types of collateral and other characteristics.

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

Note 12. Recent Accounting Pronouncements

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement, FASB ASC Topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

In June 2008, the FASB issued guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS). The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions, and did not have a material effect on the Company’s EPS. This guidance was codified under FASB ASC Topic 260, “Earnings Per Share.”

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance was codified under ASC Topic 715, “Compensation - Retirement Benefits.” ASC Topic 715 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans as of the annual reporting date. This guidance becomes effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting ASC Topic 715 on the consolidated financial statements, but it is not expected to have a material impact.

On April 9, 2009, the FASB issued the following three final staff positions that were intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

“Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity of an asset or liability have decreased significantly. This guidance was subsequently codified into FASB ASC 820, “Fair Value Measurements.”

•

“Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial disclosure by requiring fair value disclosures for financial instruments to be reported in interim financial statements. Previously, fair values for financial instruments were only disclosed annually. This guidance was subsequently codified into FASB ASC 825-10-50, “Financial Instruments.”

•

“Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This guidance was subsequently codified into FASB ASC 320-10, “Investments in Debt and Equity Securities.”

The above guidance was effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter and expanded the disclosures as required.

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

On May 28, 2009, the FASB issued FASB ASC 855, “Subsequent Events,” which established general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this pronouncement for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

On June 12, 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” and SFAS No 167, “Amendments to FASB Interpretation No. 46(R)” eliminate the concept of a “qualifying special-purpose entity,” change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. Management has not determined the impact adoption may have on the Company’s consolidated financial statements. These accounting pronouncements have not yet been codified.

In August 2009, the FASB issued Accounting Standards Update (ASU )No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or the fourth quarter of 2009 for the Company. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

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

The Company accounts for impaired loans and leases in accordance with US GAAP. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Fair values of financial instruments are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. In the second and third quarters of 2009, the Company reclassified certain leases as held for sale and recorded them at estimated fair value based on sale price indications from potential buyers and on prior lease sales adjusted for differences in collateral and other characteristics.

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

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan and lease losses, deferred loan fees, deferred compensation and securities available for sale. The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Because the majority of the Company’s deferred tax assets have no expiration date, because of the Company’s earnings history, and because of the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets will be realized.

The Company evaluates tax positions that may be uncertain using a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 9 to the Financial Statements of the Company’s Form 10-K for the year ended December 31, 2008.

The Company tests goodwill for impairment annually or when circumstances indicate a potential for impairment at the reporting unit level. The Company has determined that it has one reporting unit, Community Banking. The Company analyzes goodwill using various market valuation methodologies including an analysis of the Company’s enterprise value and a comparison of pricing multiples in recent acquisitions of similar companies and applying these multiples to the Company. The Company tested the goodwill as of December 31, 2008 and determined that it is not impaired. There were no triggering events in the third quarter of 2009 that would cause the Company to do an interim valuation.

Results of Operations

(Third Quarter 2009 Compared to Third Quarter 2008)

Net Income

Net income for the third quarter of 2009 was $2.0 million, compared to net income of $5.9 million for the same period in 2008, a decrease of $3.8 million. Net income available to common shareholders was $1.1 million compared to $5.9 million for the same period last year. Diluted earnings per share was $0.05 for the third quarter of 2009, compared to diluted earnings of $0.25 per share for the same period last year.

The third quarter 2009 results were impacted by a loan and lease loss provision of $4.7 million, compared to a provision of $3.3 million for the same period last year. Of the total provision recorded in the third quarter of 2009, $1.3 million was allocated to leasing. Also impacting third quarter 2009 results were $709,000 in losses on leasing related assets and $1.2 million in FDIC expense compared to $330,000 for the same period last year.

In the third quarter of 2009, the Company continued to reduce its exposure in the leasing business. Total leases, including leases held for sale, at September 30, 2009 were $139.0 million, a $54.6 million, or 28%, decline from the $193.6 million at June 30, 2009. Leases held for sale were $8.9 million at September 30, 2009, down from $39.2 million at June 30, 2009. The reduction in total leases includes the sales in the third quarter of approximately $27.9 million of leases, and other lease related transactions, which resulted in a loss on sale and disposition of leases of $1.0 million offset by $301,000 in gains on sales of other repossessed assets. At September 30, 2009, leases represent 7% of total loans and leases compared to 15% at year end 2008. This will be discussed in more detail below.

Net Interest Income

Net interest income on a tax equivalent basis for the third quarter of 2009 was $23.3 million, which was $106,000 below the $23.4 million net interest income earned in the third quarter of 2008. The net interest margin declined from 3.92% in the third quarter of 2008 to 3.62% in the third quarter of 2009 as a result of a decline in rates and a shift in interest-earning assets from loans and leases to the investment portfolio primarily as a result of the reduction in leasing assets. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, September 30, 2009			For the three months ended, September 30, 2008
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$1,982,700	$28,633	5.73%	$2,002,869	$32,336	6.42%
Taxable investment securities	456,735	3,775	3.31%	301,042	3,331	4.43%
Tax-exempt securities	64,733	846	5.23%	58,846	811	5.51%
Federal funds sold (B)	49,964	32	0.26%	14,718	68	1.85%

Total interest-earning assets	2,554,132	33,286	5.18%	2,377,475	36,546	6.12%
Noninterest-earning assets:
Allowance for loan and lease losses	(26,419)			(20,198)
Other assets	243,645			217,506

TOTAL ASSETS	$2,771,358			$2,574,783

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$306,449	$336	0.43%	$308,840	$879	1.13%
Interest-bearing transaction accounts	928,082	2,222	0.95%	816,474	3,438	1.68%
Time deposits	600,638	4,003	2.67%	519,949	4,656	3.58%
Borrowings	327,607	3,407	4.16%	391,567	4,149	4.24%

Total interest-bearing liabilities	2,162,776	9,968	1.84%	2,036,830	13,122	2.57%

Noninterest-bearing liabilities:
Demand deposits	322,337			306,480
Other liabilities	18,957			13,705
Stockholders’ equity	267,288			217,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,771,358			$2,574,783

Net interest income/spread		23,318	3.33%		23,424	3.55%
Tax equivalent basis adjustment		296			284

NET INTEREST INCOME		$23,022			$23,140

Net interest margin (C)			3.62%			3.92%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Although total interest-earning assets increased $176.7 million or 7% from the third quarter of 2008 to the third quarter of 2009, interest income on a tax equivalent basis decreased $3.3 million or 9% from the third quarter of 2008 to the third quarter of 2009. The decrease in interest income was due to a 94 basis point decrease in the average yield earned on interest earning assets. This decrease reflects the declining interest rate environment along with a lower percentage of earning assets being deployed in loans and leases, as the size of the lease portfolio continues to decrease. Loans and leases as a percent of interest earning assets declined from 84% in the third quarter of 2008 to 78% in the third quarter of 2009. Investments including securities and federal funds sold increased from 16% of interest earnings assets in the third quarter of 2008 to 22% in the third quarter of 2009. Loans typically earn higher yields than investment securities.

Total interest expense decreased from $13.1 million in the third quarter of 2008 to $10.0 million in the third quarter of 2009, a decrease of $3.2 million, or 24%. Average interest-bearing liabilities increased $125.9 million, but the cost of those liabilities decreased from 2.57% in 2008 to 1.84% in 2009. The decrease in yield was due to the declining rate environment. Average interest-bearing deposits increased from $1.65 billion in the third quarter of 2008 to $1.84 billion in the third quarter of 2009, an increase of $189.9 million, or 12%. Average borrowings decreased from $391.6 million in 2008 to $327.6 million in 2009 due to increased liquidity as a result of several factors, including increased deposits and the receipt of $59.0 million in proceeds from the issuance of preferred stock to the U.S. Department of the Treasury in the first quarter of 2009.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers historical loan and lease loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans and leases, the adequacy of the allowance for loan and lease losses, and prevailing economic conditions.

In the third quarter of 2009, a $4.7 million provision for loan and lease losses was recorded compared to a $3.3 million provision for the same period last year. The Company requires a reserve on its loans and leases based on the financial strength of the borrower, collateral adequacy, delinquency history and other factors discussed under “Risk Elements” below. The reserve for leases is more specifically assessed based on the borrower’s payment history, financial strength of the borrower determined through financial information provided or credit scoring criteria, value of the underlying assets and in the case of recourse transactions, the financial strength of the originator (servicer). As discussed in Note 7 above, in the second and third quarters of 2009, the Company classified certain leases as held for sale as part of a plan to reduce the overall exposure in its leasing portfolio. In the third quarter, management classified $2.4 million of leases held for sale, recorded a mark-to-market adjustment of $542,000 and subsequently sold these leases. The provision for leasing losses was $1.3 million in the third quarter of 2009. The commercial loan provision was $2.6 million because of the increase in the non-performing commercial loans discussed below in Risk Elements.

During the third quarter of 2009, the Company charged off loans of $5.6 million (including $2.8 million in leases) and recovered $667,000 in previously charged off loans and leases compared to $3.5 million and $219,000, respectively, during the same period in 2008. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income decreased $664,000 or 16% to $3.6 million from the third quarter of 2008 to the third quarter of 2009. Included in noninterest income for the third quarter of 2009 was a $709,000 loss on sale or disposition of leasing related assets, compared to a gain of $109,000 for the same period last year. The loss on sale or disposition of leasing related assets included $792,000 in losses on leases held for sale and a mark-to-market loss of $236,000 on leases held for sale offset by $301,000 in gains on sales of other repossessed assets. Commissions and fees increased by $198,000 or 23% to $1.0 million in the third quarter of 2009 compared to $847,000 for third quarter of 2008 due to increased loan fees and investment services income. Other income at $126,000 increased $65,000 from $61,000 in the third quarter of 2008 due to gains on sales of mortgages.

Noninterest Expense

Noninterest expense for the third quarter of 2009 was $17.1 million compared to $14.9 million in 2008, a 14% increase. Salary and benefit expense increased by $263,000 or 3% to $8.5 million due to increased staffing levels and normal salary increases. Net occupancy expense and furniture and equipment increased 6% to $1.6 million and $1.2 million, respectively, due primarily to the opening of two new branch offices subsequent to the third quarter of 2008. FDIC expense increased by $901,000 to $1.2 million due to increased assessments. Collection expense increased $325,000 to $405,000 in the third quarter of 2009 due to leasing related costs. Other real estate and other repossessed asset expense totaled $133,000 for the quarter as real estate taxes were paid on property in process of foreclosure. Other expenses increased by $338,000 or 15% to $2.6 million in the third quarter of 2009, primarily due to an increase in legal fees and appraisal fees. The Company’s efficiency ratio was 62% in the third quarter of 2009, compared to 53% for the same period last year. The efficiency ratio expresses the relationship between noninterest expense (excluding other repossessed asset expense and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on sales of securities). The efficiency ratio increased due primarily to the increase in FDIC insurance expense and leasing related expenses.

(Year-to-Date 2009 Compared to Year-to-Date 2008)

Net Income (Loss)

Net loss for the first nine months of 2009 was $7.5 million, compared to net income of $14.3 million for the same period in 2008. Net loss available to common shareholders was $9.8 million for the first nine months of 2009 compared to net income of $14.3 million for the same period last year. Diluted loss per share was ($0.42) for the first nine months of 2009, compared to diluted earnings per share of $0.61 in the first nine months of 2008. The decline in net income related to the increase in the provision for loan and lease losses from $12.7 million in the first nine months of 2008 to $45.2 million in the first nine months of 2009.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2009 was $69.3 million, a $2.2 million or 3% increase from the $67.1 million earned in the first nine months of 2008. The increase in net interest income resulted primarily from a decrease in the cost of interest bearing liabilities. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the nine months ended, September 30, 2009			For the nine months ended, September 30, 2008
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$2,010,594	$87,931	5.85%	$1,952,680	$95,725	6.55%
Taxable investment securities	392,892	10,566	3.59%	310,516	10,369	4.45%
Tax-exempt securities	66,103	2,635	5.32%	68,496	2,868	5.58%
Federal funds sold (B)	46,097	89	0.26%	14,854	293	2.63%

Total interest-earning assets	2,515,686	101,221	5.38%	2,346,546	109,255	6.22%
Noninterest-earning assets:
Allowance for loan and lease losses	(25,234)			(16,995)
Other assets	228,751			226,098

TOTAL ASSETS	$2,719,203			$2,555,649

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$302,376	$1,300	0.57%	$316,644	$3,075	1.30%
Interest-bearing transaction accounts	870,424	6,766	1.04%	791,190	10,476	1.77%
Time deposits	620,001	13,403	2.88%	546,503	16,373	3.99%
Borrowings	333,835	10,433	4.17%	370,688	12,201	4.39%

Total interest-bearing liabilities	2,126,636	31,902	2.00%	2,025,025	42,125	2.78%

Noninterest-bearing liabilities:
Demand deposits	308,878			299,209
Other liabilities	17,048			15,356
Stockholders’ equity	266,641			216,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,719,203			$2,555,649

Net interest income/spread		69,319	3.38%		67,130	3.44%
Tax equivalent basis adjustment		922			1,004

NET INTEREST INCOME		$68,397			$66,126

Net interest margin (C)			3.68%			3.82%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $109.3 million in the first nine months of 2008 to $101.2 million in 2009, a decrease of $8.0 million or 7%. The decrease in interest income was due primarily to an 84 basis point decrease in the average yield earned on interest earning assets. The decline in the yield in earning assets resulted from the decline in rates and the change in mix discussed previously in the comparison of the results of operations between the third quarter of 2009 and the third quarter of 2008.

Total interest expense decreased from $42.1 million in the first nine months of 2008 to $31.9 million in the first nine months of 2009, a decrease of $10.2 million, or 24%. Average interest-bearing liabilities increased $101.6 million, but the cost of those liabilities decreased from 2.78% in 2008 to 2.00% in 2009 for the same reasons as discussed in the quarterly analysis.

Provision for Loan and Lease Losses

The provision for loan and lease losses increased to $45.2 million for the first nine months of 2009 from $12.7 million for the same period last year. This was primarily a result of management’s evaluation of the adequacy of the allowance for loan and lease losses and the impact current economic conditions have had on our lease portfolio. In the second quarter of 2009, because of continued economic challenges, accelerated deterioration of collateral values due to the supply of transportation and construction vehicles exceeding demand and the resulting affect on delinquencies, the Company increased the reserve percentages on its leases to the highest risk level on its evaluation matrix. Due to continued overcapacity of the collateral impacting resale values, the Company continued to adjust the collateral value of the underlying assets which had the effect of increasing charge-

offs. Because of the increase in the calculated reserves, because of the charge-offs recorded in the second quarter and due to the Company’s decision to sell pools of leases that represented increased risk to the Company, the Company’s year-to-date provision for loan and lease losses was $45.2 million. Included in the provision for loan and lease losses was a $7.1 million provision allocated to commercial loans as a result of an increase in non-performing loans.

During the first nine months of 2009, excluding mark-to-market adjustments, Lakeland charged off loans and leases of $25.7 million and recovered $1.7 million in previously charged off loans and leases compared to $7.7 million and $460,000, respectively, during the same period in 2008. The charge-offs in the first nine months of 2009 included $20.7 million in leases exclusive of the mark-to-market adjustments of leases held for sale. The charge-offs included $11.0 million for the two leasing originators that informed Lakeland that they could no longer perform under contractual recourse provisions. The charge-offs resulted from a continued deterioration in economic conditions and in the underlying collateral value of the leases. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income was $11.9 million for the first nine months of 2009 compared to $13.3 million earned in the first nine months of 2008. The decrease in this category is primarily due to a $1.1 million loss on sales and dispositions of leasing related assets, as compared to a gain of $921,000 last year. Gains on investment securities was $353,000 for the first nine months of 2009, compared to $52,000 for the first nine months of 2008. Income on bank owned life insurance at $1.5 million increased by $458,000, as the Company received an insurance benefit on a bank owned life insurance policy for insurance proceeds received on the death of a former employee.

Noninterest Expense

For the first nine months of 2009, noninterest expense was $53.5 million, compared to $44.7 million in 2008, an increase of 20%. Salary and benefit costs increased by $1.5 million, to $25.9 million, and net occupancy expense increased by $493,000 due to the same reasons discussed above in the quarterly discussion. FDIC expense at $4.5 million increased by $3.6 million due to increased assessments including the one-time special assessment in the second quarter of 2009. Marketing expense increased to $2.0 million from $1.7 million as a result of deposit promotions and branch openings. Collection expense increased $1.0 million to $1.3 million and other real estate and repossessed asset expense increased by $883,000 to $917,000 in the first nine months of 2009 due to the leasing related items. Other expenses increased by $975,000, or 14% to $8.1 million primarily due to a $704,000 pretax payout to the beneficiary of the bank owned life insurance proceeds previously mentioned. Also impacting other expenses was an increase in appraisal expense and audit expense. The Company’s efficiency ratio was 64% in the first nine months of 2009, compared to 55% for the same period last year.

Income Taxes

The Company’s effective tax rate was 59% in the first nine months of 2009 because of its net loss and the impact that tax advantaged income had on the tax benefit of the loss. The tax advantaged income includes tax exempt security income and income on bank owned life insurance policies. The effective tax rate for the nine months ended September 30, 2008 was 35%.

Financial Condition

The Company’s total assets increased $126.8 million or 5% from $2.64 billion at December 31, 2008, to $2.77 billion at September 30, 2009. Total deposits increased from $2.06 billion on December 31, 2008 to $2.14 billion on September 30, 2009, an increase of $88.0 million or 4%.

Loans and Leases

Gross loans and leases, including leases held for sale, decreased from $2.03 billion on December 31, 2008 to $1.96 billion on September 30, 2009, a decrease of $66.8 million, or 3%. The decrease in gross loans and leases is due to leases decreasing $172.5 million or 55% from $311.5 million at December 31, 2008 to $139.0 million (including $8.9 million held for sale) on September 30, 2009. Excluding leases, loans increased $106.5 million or 6% from December 31, 2009. Commercial loans and residential mortgages increased by $67.5 million, or 7%, and $35.9 million, or 11%, respectively. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and leases and other real estate owned on the dates presented:

(in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Non-accrual loans and leases	$42,174	$16,544	$11,455
Other real estate and other repossessed assets	1,157	3,997	2,087

TOTAL NON-PERFORMING ASSETS	$43,331	$20,541	$13,542

Loans and leases past due 90 days or more and still accruing	$2,261	$825	$329

Troubled debt restructured loans	$2,562	$275	$0

Non-performing assets increased from $20.5 million on December 31, 2008, or 0.78% of total assets, to $43.3 million, or 1.56 % of total assets, on September 30, 2009. The change in non-accrual loans and leases from $16.5 million on December 31, 2008 to $42.2 million on September 30, 2009 included an increase in commercial loan non-accruals of $24.7 million, which was partially offset by a decline in leasing non-accruals of $3.8 million. The increase in commercial loan non-accruals included one commercial relationship totaling $7.2 million and three other relationships totaling $6.9 million. The leasing non-accruals declined because of the sales of lease pools, and the mark-to-market process described in Note 7 above. Other repossessed assets decreased from $4.0 million on December 31, 2008 to $1.1 million on September 30, 2009, which included $1.4 million in assets sold in the sales described above. Loans and leases past due 90 days or more and still accruing at September 30, 2009 increased $1.4 million to $2.3 million from $825,000 on December 31, 2008. Loans and leases past due 90 days or more and still accruing are those loans and leases that are both well-secured and in process of collection.

On September 30, 2009, the Company had $34.0 million in impaired loans and leases (consisting primarily of non-accrual loans and troubled debt restructurings) compared to $14.1 million at year-end 2008. These impaired loans have a valuation allowance of $3.0 million at September 30, 2009 compared to $3.7 million at year-end 2008. For more information on these loans and leases, see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases or is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $3.0 million has been allocated as a portion of the allowance for loan and lease losses for impairment at September 30, 2009. At September 30, 2009, the Company also had $20.1 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans and leases charged-off and the amount of loan recoveries:

(dollars in thousands)	Nine months ended September 30, 2009	Year ended December 31, 2008	Nine months ended September 30, 2008

Balance of the allowance at the beginning of the year	$25,053	$14,689	$14,689

Loans and leases charged off:
Commercial	2,936	593	528
Leases	20,706	11,211	5,903
Charge down of leases held for sale(1)	22,122	—	—
Home Equity and consumer	1,866	2,044	1,111
Real estate—mortgage	189	123	123

Total loans charged off	47,819	13,971	7,665

Recoveries:
Commercial	154	79	94
Leases	1,413	150	61
Home Equity and consumer	171	376	305

Total Recoveries	1,738	605	460

Net charge-offs:	46,081	13,366	7,205
Provision for loan and lease losses	45,177	23,730	12,698

Ending balance	$24,149	$25,053	$20,182

Ratio of annualized net charge-offs to average loans and leases outstanding:
including charge down of leases held for sale	3.06%	0.68%	0.49%
excluding charge down of leases held for sale	1.59%	0.68%	0.49%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.23%	1.23%	1.00%

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

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including commercial loans under $250,000, 1 – 4 family residential mortgages and consumer loans.

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

In the second quarter of 2009, a $34.1 million provision for loan and lease losses was recorded which included a $28.4 million provision for lease losses. This provision was made due to management’s evaluation of identified risk in the lease portfolio as well as the mark-to-market adjustment of $9.1 million on the lease pools sold during the second quarter and the $12.5 million mark-to-market adjustment on additional lease pools held for sale on June 30, 2009. In the third quarter of 2009, management continued to sell the lease pools that were marked to market in the second quarter. Lakeland sold $27.9 million in leases held for sale in the third quarter, leaving remaining held for sale leases of $8.9 million.

While non-performing loans increased from $16.5 million on December 31, 2008 to $42.2 million on September 30, 2009, the allowance for loan and lease losses remained at 1.23% of total loans on September 30, 2009. The increase in non-accrual loans, as discussed above, was primarily in four commercial loans which totaled $14.1 million. These loans were secured by commercial real estate. Management believes, based on appraisals and estimated selling costs, that the majority of these loans were well secured and no specific reserve was necessary.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2009. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities increased from $392.3 million on December 31, 2008 to $576.2 million on September 30, 2009, an increase of $183.9 million, or 47% which resulted from increased liquidity due to increased deposits and a decline in loans and leases.

Deposits

Total deposits increased from $2.06 billion on December 31, 2008 to $2.14 billion on September 30, 2009, an increase of $88.0 million, or 4%. Noninterest bearing deposits increased $21.1 million or 7% to $323.6 million, while savings and interest bearing transaction accounts increased $120.5 million or 11% to $1.3 billion as of September 30, 2009.

Time deposits decreased from $611.0 million on December 31, 2008 to $557.4 million on September 30, 2009, a decrease of $53.6 million. Time deposits have decreased as a result of the declining rate environment. Depositors would rather keep their deposits in liquid transaction accounts versus a long term account in the current low rate environment.

Liquidity

Cash and cash equivalents, totaling $45.0 million on September 30, 2009, decreased $4.8 million from December 31, 2008. Operating activities provided $28.6 million in net cash. Investing activities used $163.5 million in net cash, primarily reflecting the purchase of securities. Financing activities provided $130.1 million in net cash, reflecting proceeds from the issuance of preferred stock and a warrant to the U.S. Treasury Department and an increase in deposits of $88.0 million partially offset by repayment of long term debt of $10.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At September 30, 2009, the Company had outstanding loan origination commitments of $423.5 million. These commitments include $356.4 million that mature within one year; $40.6 million that mature after one but within three years; $7.5 million that mature after three but within five years and $19.0 million that mature after five years. The Company also had $9.9 million in letters of credit outstanding at September 30, 2009. This included $9.7 million that are maturing within one year, $60,000 that mature after one but within three years and $80,000 that mature after 5 years. Time deposits issued in amounts of $100,000 or more maturing within one year total $181.2 million.

Capital Resources

Stockholders’ equity increased from $220.9 million on December 31, 2008 to $269.1 million on September 30, 2009. Book value per common share decreased to $8.95 on September 30, 2009 from $9.33 on December 31, 2008. The increase in stockholders’ equity from December 31, 2008 to September 30, 2009 was primarily due to the issuance of $59.0 million in preferred stock and a warrant to the U.S Treasury Department. For more information, please see Note 11 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Offsetting the impact of the $59.0 million in preferred stock was a net loss of $7.5 million, and the payment of dividends of $6.4 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of September 30, 2009, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at September 30, 2009 and the minimum regulatory guidelines for such capital ratios for qualification as a well-capitalized institution are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio September 30, 2009	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2009	Total Capital to Risk-Weighted Assets Ratio September 30, 2009
The Company	9.46%	12.80%	14.04%
Lakeland Bank	8.90%	12.07%	13.32%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and gap analysis. At September 30, 2009, the cumulative one-year gap was ($102.0) million or (4%) of total assets.

The Company uses net interest income simulation because the Company’s Asset/Liability Management Committee believes that the interest rate sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. The Company’s Market Value of Portfolio Equity at September 30, 2009 was $355.6 million.

Based on its simulation models, the Company estimates that for a 200 basis point rate shock increase, the Company’s Market Value of Portfolio Equity would decline (6.6%) and would decrease (10.1%) for a 200 basis point rate shock decrease. The simulation model also shows that for a 200 basis point rate increase, the Company’s projected net interest income for the next 12 months would decrease (1.8%), and would decrease (2.8%) for a 200 basis point rate decrease. The information provided for net interest income over the next 12 months assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments over the following 12 month period. The above information is based on significant estimates and assumptions and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending legal proceedings involving the Company or the Bank other than those arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of such litigation will have a material effect on the financial condition or results of operations of the Company and Lakeland on a consolidated basis.

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

The risk profile of the Bank’s lease portfolio is measurably greater than its core loan portfolios. We have undertaken a strategy, which we intend to continue to pursue, to accelerate the disposition of those leases that were generated by originators whose lease pools reflect enhanced risk or do not fit into our core banking strategic direction. From December 31, 2008 through September 30, 2009, our lease portfolio has been reduced from approximately $311.5 million, which was 15% of total loans, to approximately $139.0 million, or approximately 7% of total loans. During 2009, the Bank recorded a $35.4 million provision for losses against the lease portfolio reflecting, in part, the disposition strategy which included the mark-to-market adjustment of certain leases held for sale. Based on the still evident economic uncertainty, we cannot assure you that we will be able to dispose of the leases held for sale or any remaining leases that reflect enhanced risk or do not fit into our core banking strategic direction or that if we are able to dispose of such leases, such sales will not be at prices that represent a discount to the net receivable values of such leases. This could result in a loss in any particular period, and could otherwise materially and adversely affect our earnings and profitability.

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

Date: November 9, 2009