Form 10-K
period 2009-12-31
LAKELAND BANCORP INC
filed 2010-03-16
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-17820

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (973) 697-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value

Title of each Class

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No   ☐    Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $183,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s common stock, as of February 1, 2010, was 23,908,714.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2010 Annual Meeting of Shareholders (Part III).

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

Over the last decade, the Company has shown substantial growth through a combination of organic growth and acquisitions. Since 1998, Lakeland has opened eighteen new branch offices and the Company has also acquired four community banks with an aggregate asset total of approximately $780 million. All of the acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company.

At December 31, 2009, the Company had total consolidated assets of $2.7 billion, total consolidated deposits of $2.2 billion, total consolidated loans, net of the allowance for loan and lease losses, of $2.0 billion and total consolidated stockholders’ equity of $268.0 million.

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

Commercial Bank Services

Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern New Jersey. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, mortgage loans and merchant credit card services. In addition to commercial real estate loans, Lakeland makes commercial and industrial loans, which are not always secured by real estate. These types of loans can diversify the Company’s exposure in a depressed real estate market.

Lakeland’s equipment leasing division provides a solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. During the past year, the Company’s strategy has been to significantly reduce its exposure in the leasing area by reducing the size of its lease portfolio. Leasing loans represented 6% of total loans at December 31, 2009, compared to 15% of total loans at December 31, 2008. Lakeland’s asset-based loan department provides commercial borrowers with another lending alternative.

Depository products include demand deposits, as well as savings, money market and time accounts. The Company also offers wire transfer, internet banking and night depository services to the business community. In addition, Lakeland offers cash management services, such as remote capture of deposits and overnight sweep repurchase agreements.

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

Lakeland also competes with credit unions, brokerage firms, insurance companies, money market mutual funds, consumer finance companies, mortgage companies and other financial companies, some of which are not subject to the same degree of regulation and restrictions as Lakeland in attracting deposits and making loans. Interest rates on deposit accounts, convenience of facilities, products and services, and marketing are all significant factors in the competition for deposits. Competition for loans comes from other commercial banks (including de novo banks in Lakeland’s market area), savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms and other institutional lenders. Lakeland primarily competes for loan originations through its structuring of loan transactions and the overall quality of service. Competition is affected by the availability of lendable funds, general and local economic conditions, interest rates, and other factors that are not readily predictable.

The Company expects that competition will continue in the future.

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.

Employees

At December 31, 2009, the Company had 533 full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

Gramm-Leach Bliley Act of 1999

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”) became effective in early 2000. The Modernization Act:

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “SOA”) was signed into law. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted Risk-Based Capital Guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2009, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 12.65% and 13.90%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 9.44% at December 31, 2009.

Under FDICIA, federal banking agencies have established certain additional minimum levels of capital which accord with guidelines established under that act. See “FDICIA”.

FDICIA

Enacted in December 1991, FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among other things, FDICIA requires federal banking agencies to broaden the scope of regulatory corrective action taken with respect to banks that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. Under FDICIA, federal banking agencies were required to establish minimum levels of capital (including both a leverage limit and a risk-based capital requirement) and specify for each capital measure the levels at which depository institutions will be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2009, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework.

In addition, FDICIA requires banking regulators to promulgate standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, to strengthen confidence and encourage liquidity in the banking system. Under the original TLG Program the FDIC would guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 (the “Debt Guarantee Program”). The Debt Guarantee Program was extended for senior unsecured debt issued after April 1, 2009 and before October 31, 2009, and maturing on or after December 31, 2012. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the Debt Guarantee Program. Under this emergency guarantee facility, certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. As of December 31, 2009, the Company had no senior unsecured debt scheduled to mature on or before April 30, 2010, and is not participating in the Debt Guarantee Program.

The other provision of the TLG Program provided full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 0.5% interest per annum and certain types of interest paying attorney trust accounts held at participating FDIC-insured institutions originally through December 31, 2009 (the “Transaction Account Guarantee Program”). The Transaction Account Guarantee Program has been extended to June 30, 2010. Entities that wish to continue their participation in the Transaction Account Guarantee Program during the extension need not take any additional action. After December 31, 2009, those institutions that have not opted out of the extension will be charged an annualized rate according to the institutions risk category. The assessments will be paid each quarter and will be based on amounts over $250,000 for the portion of the quarter that the institution is assigned to the risk category. Lakeland has elected to continue participation in the Transaction Account Guarantee Program.

Deposit Insurance and Premiums

Substantially all of the deposits of Lakeland are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating, known as a “CAMEL rating”. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points (7 cents for every $100 of deposits), on an annual basis, for the first quarter of 2009. Subsequently on April 1, 2009, the FDIC issued rules which attempted to improve the methodology of the assessment system by differentiating risk among insured institutions.

On May 22, 2009, the Board of Directors of the FDIC adopted a final rule imposing a special assessment on the entire banking industry. The special assessment was calculated as five basis points times each insured depository institution’s assets minus Tier I capital, as reported in the report of condition of June 30, 2009 and would not exceed ten times the institutions assessment base for the second quarter 2009 risk-based assessment. This special assessment, which totaled $1.2 million, was collected on September 30, 2009. Including this special assessment, the Company paid a total of $5.8 million in FDIC assessments in 2009.

On November 12, 2009, the FDIC adopted the final rule which required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. On December 30, 2009, the Company remitted an FDIC prepayment in the amount of $18.0 million. An institution’s prepaid assessment was based on the total base assessment rate that the institution paid for the third quarter of 2009, adjusted quarterly by an estimated annual growth rate of 5% through the end of 2012, plus, for 2011 and 2012, an increase in the total base assessment rate on September 30, 2009 by an annualized three basis points. Any prepaid assessment in excess of the amounts that are subsequently determined to be actually due to the FDIC by June 30, 2013, will be returned to the institution at that time.

The enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. On May 20, 2009, the temporary increase to $250,000 per depositor was extended through December 31, 2013. On January 1, 2014, deposit insurance coverage will return to $100,000.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of $220,000 in 2009 and expects to pay a similar premium in 2010.

Legislation Implemented in Response to Recent Periods of Economic Turmoil

In response to recent unprecedented market turmoil, EESA was enacted on October 3, 2008. Under EESA, the Treasury established the TARP Capital Purchase Program, pursuant to which the Treasury purchases preferred stock and warrants from financial institution. In February 2009, the Company received $59,000,000 under the TARP Capital Purchase Program.

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

•

Clawback of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies. Our senior executive officers agreed to a “clawback provision.” Any bonus or incentive compensation paid to them during the CPP Covered Period is subject to recovery or “clawback” by the Company if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. The senior executive officers acknowledged that each of the Company’s compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements) (collectively, “Benefit Plans”) with respect to them was deemed amended to the extent necessary to give effect to such clawback and the restriction on golden parachute payments.

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

•

Compliance Certifications. The Stimulus Bill requires an annual written certification by the Company’s chief executive officer and chief financial officer with respect to the Company’s compliance with the provisions of the Stimulus Bill.

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

•

Say on Pay. Under the Stimulus Bill, the Company is required to have an advisory “say on pay vote” by the shareholders on executive compensation at the Company’s shareholder meetings during the period that the Series A Preferred Shares are outstanding. This requirement applied to the Company’s 2009 annual meeting of shareholders, and will apply to the 2010 annual meeting of shareholders.

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

The risk profile of Lakeland’s lease portfolio is measurably greater than its core loan portfolios. We have undertaken a strategy, which we intend to continue to pursue, to accelerate the disposition of those leases that were generated by originators whose lease pools reflect enhanced risk or do not fit into our core banking strategic direction. From December 31, 2008 through December 31, 2009, our lease portfolio has been reduced from approximately $311.5 million, which was 15% of total loans, to approximately $120.5 million, or approximately 6% of total loans. During 2009, the Bank recorded a provision for loan and lease losses of $51.6 million, which included a $36.5 million provision for the lease portfolio (including the mark-to-market adjustment upon reclassification of certain leases to a held for sale status), reflecting, in part, this disposition strategy. Based on the still evident economic uncertainty, we cannot assure you that we will be able to dispose of the leases held for sale or any remaining leases that reflect enhanced risk or do not fit into our core banking strategic direction or that if we are able to dispose of such leases, such sales will not be at prices that represent a discount to the net receivable values of such leases. This could result in a loss in any particular period, and could otherwise materially and adversely affect our earnings and profitability.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

The general economic downturn continued throughout 2009 and is continuing into 2010. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to prior years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

The Company may incur impairment to goodwill.

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

The Company, Lakeland and certain non-bank subsidiaries are subject to extensive regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Lakeland is also subject to a number of laws which, among other things, govern its lending practices and require the Bank to establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The United States Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes, especially for the TARP Capital Purchase Program (in which the Company is a participant). Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

Because of our participation in the Treasury’s Capital Purchase Program, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.

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

In connection with our sale of Series A Preferred Shares to the Treasury, we also issued to the Treasury a Warrant to purchase 949,571 shares of our common stock. The terms of the transaction with the Treasury will result in limitations on our ability to repurchase our shares and to pay dividends, as described above. Until February 6, 2012, or until the Treasury no longer holds any Series A Preferred Shares, we will not be able to increase the amount of our quarterly cash dividend above $0.10, the amount of our last regular dividend declared by the Company prior to October 14, 2008, nor repurchase any of our shares without the Treasury’s approval, with limited exception, most significantly purchases in connection with benefit plans. In addition, we will not be able to pay any dividends at all on our common stock unless we are current on our dividend payments on the Series A Preferred Shares. These restrictions, as well as the dilutive effect of the Warrant, may have a negative effect on the market price of our common stock.

Current levels of volatility in the capital markets are unprecedented and may adversely impact our operations and results.

The capital markets have been experiencing unprecedented volatility for more than two years. Such negative developments and disruptions have resulted in uncertainty in the financial markets and a general economic downturn which is continuing in 2010. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to prior years. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations or our ability to access capital.

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

Like all commercial banks, Lakeland maintains an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. If our allowance for loan and lease losses is not adequate to cover actual loan and lease losses, we may be required to significantly increase future provisions for loan and lease losses, which could materially and adversely affect our operating results. In 2009, we recorded a provision for loan and lease losses of $51.6 million, compared to $23.7 million in 2008. The 2009 loan loss provision included an allocation of $36.5 million for the leasing division and $11.2 million for commercial loans. See “If we are unsuccessful in continuing to reduce the risk in the Bank’s lease portfolio, our earnings and profitability could be materially and adversely affected.” Our allowance for loan and lease losses is determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease resolution, the opinions of our regulators, changes in the size and composition of the loan and lease portfolio and industry information. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and the allowance for loan and lease losses. While we believe that our allowance for loan and lease losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan and lease losses or that regulators will not require us to increase this allowance. Future increases in our allowance for loan and lease losses could materially and adversely affect our earnings and profitability.

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

Further deterioration in the real estate market, particularly in New Jersey, could adversely affect our business. As real estate values in New Jersey decline, our ability to recover on defaulted loans by selling the underlying real estate is reduced, which increases the possibility that we may suffer losses on defaulted loans.

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

As of December 31, 2009, we had approximately $375.5 million and $81.8 million in available for sale and held to maturity investment securities, respectively. In addition, we recorded $940,000 in other-than-temporary impairment charges in our equity security portfolio in 2009. We may be required to record further impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

Further increases in FDIC premiums could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. In light of current economic conditions, the FDIC has increased its assessment rates and imposed special assessments. See “Business- Supervision and Regulation-Deposit Insurance and Premiums.” The FDIC may further increase these rates and impose additional special assessments in the future, which could have a material adverse effect on our future earnings.

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

The Company operates 48 banking locations in Passaic, Morris, Sussex, Bergen, Essex and Warren Counties, New Jersey. The following chart provides information about the Company’s leased banking locations:

Location	Lease Expiration Date
Bristol Glen	October 31, 2010
Caldwell	September 30, 2024
Carlstadt	July 15, 2016
Cedar Crest	August 19, 2011
Hackensack	March 31, 2013
Hampton	September 30, 2019
Little Falls	November 30, 2010
Madison Avenue	May 7, 2012
North Haledon	June 30, 2017
Park Ridge	December 31, 2014
Pompton Plains	March 31, 2015
Ringwood	February 28, 2013
Rochelle Park	January 12, 2019
Sussex/Wantage	June 19, 2012
Vernon	September 30, 2011
Wantage	October 31, 2011
Wayne	June 30, 2028
Wharton	June 30, 2010
Woodland Commons	August 31, 2016
West Caldwell	March 31, 2029

All other offices of the Company and Lakeland are owned and are unencumbered.

ITEM 3—Legal Proceedings

A complaint, dated February 24, 2010, was filed by the International Association of Machinists and Aerospace Workers, as plaintiff, against the Company and other unrelated parties in the Circuit Court of Maryland for Prince George’s County. The plaintiff alleges fraudulent conduct in connection with certain equipment leases it entered into by a vendor and lease broker not affiliated with the Company. Certain of these leases were subsequently assigned to Lakeland resulting in the Plaintiff amending their Complaint to include all parties who were assignees. The Company believes that the claims asserted against it are without merit.

Other than as described above, there are no pending legal proceedings involving the Company or Lakeland other than those arising in the normal course of business. Management does not anticipate that the potential liability, if any, arising out of such legal proceedings will have a material effect on the financial condition or results of operations of the Company and Lakeland on a consolidated basis.

ITEM 3A—Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of The Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 52	2008	President and CEO, Lakeland Bancorp, Inc. and Lakeland Bank (April 2, 2008 – Present); President and Chief Credit Officer (May 2007 - April 1, 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 - May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division; Executive Vice President and Senior Loan Officer, Hudson United Bancorp and Hudson United Bank ( prior years to February 2006)

Robert A. Vandenbergh Age 58	1999	Senior Executive Vice President and Chief Operating Officer of the Company (October 2008 – Present); Senior Executive Vice President and Chief Lending Officer of the Company (December 2006 – October 2008); Executive Vice President and Chief Lending Officer of the Company (October 1999 – December 2006)

Joseph F. Hurley Age 59	1999	Executive Vice President and Chief Financial Officer of the Company (November 1999 – Present)

Jeffrey J. Buonforte Age 58	1999	Executive Vice President and Senior Government Banking/Business Services Officer of the Company (June 2009- Present); Executive Vice President and Chief Retail Officer of the Company (November 1999 – June 2009)

Louis E. Luddecke Age 63	1999	Executive Vice President and Chief Operations Officer of the Company (October 1999 – Present)

David S. Yanagisawa Age 58	2008	Executive Vice President and Chief Lending Officer of the Company (November 2008 – Present); Senior Vice President, TD Bank, NA (February 2006 - November 2008); Hudson United Bank, Senior Vice President (1997- February 2006)

James R. Noonan Age 58	2003	Executive Vice President and Chief Credit Officer of the Company (December 2003 – Present); Senior Vice President and Chief Credit Officer of the Company (March 2003 – December 2003)

Timothy J. Matteson, Esq. Age 40	2008	Senior Vice President and General Counsel of the Company (September 2008 - Present); Assistant General Counsel, Israel Discount Bank (November 2007- September 2008); Senior Attorney and Senior Vice President, TD Banknorth, N.A. (February 2006 - May 2007); General Counsel and Senior Vice President, Hudson United Bancorp and Hudson United Bank (January 2005 - February 2006); Commercial Asset Recovery Counsel and Senior Vice President, Hudson United Bank (May 2001- December 2004)

Ronald E. Schwarz Age 55	2009	Executive Vice President and Chief Retail Officer of the Company (June 2009 - Present); Executive Vice President and Market Executive of Sovereign Bank (June 2006 - June 2009); Senior Vice President and Director of Retail Banking of Independence Community Bank (June 1999 - June 2006)

ITEM 4—RESERVED

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the Nasdaq National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2009, there were 3,582 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by Nasdaq and dividends declared for the periods presented.

	High	Low	Dividends Declared
Year ended December 31, 2009
First Quarter	$11.46	$5.47	$0.10
Second Quarter	11.70	7.98	0.10
Third Quarter	10.05	7.50	0.05
Fourth Quarter	7.27	5.55	0.05

	High	Low	Dividends Declared
Year ended December 31, 2008
First Quarter	$13.69	$10.30	$0.10
Second Quarter	16.25	11.26	0.10
Third Quarter	14.00	9.87	0.10
Fourth Quarter	12.41	7.01	0.10

Dividends on the Company’s common stock are within the discretion of the Board of Directors of the Company and are dependent upon various factors, including the future earnings and financial condition of the Company and Lakeland and bank regulatory policies. The Company’s ability to pay cash dividends is also limited as a result of its participation in the U.S. Department of the Treasury’s TARP Capital Purchase Program. See “Item 1—Business—Supervision and Regulation—Dividend Restrictions.”

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $234.7 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2009.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1 – Business – Supervision and Regulation – Dividend Restrictions”.

Performance Graph

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Hemscott Group Index, which consists of 197 Regional Northeast Banks.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2004	12/31/2005	12/30/2006	12/29/2007	12/31/2008	12/31/2009
Lakeland Bancorp	100.00	90.21	98.66	82.48	82.74	48.78
NASDAQ Market Index	100.00	102.20	112.68	124.57	74.71	108.56
Regional Northeast Banks	100.00	101.23	115.82	108.79	76.93	73.68

ITEM 6— Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(Not covered by Report of Independent Registered Public Accounting Firm)

	2009	2008	2007	2006	2005
	(in thousands except per share data)
Years Ended December 31
Interest income	$133,822	$143,937	$136,378	$119,808	$103,839
Interest expense	40,443	55,358	64,650	53,104	33,632

Net interest income	93,379	88,579	71,728	66,704	70,207
Provision for loan and lease losses	51,615	23,730	5,976	1,726	1,555
Noninterest income excluding gains/losses on investment securities	15,952	17,558	16,858	17,175	15,128
Gains (losses) on sales of investment securities	3,845	53	1,769	(2,995)	(583)
Other than temporary impairment losses on equity securities	(940)	—	—	—	—
Noninterest expenses	73,794	60,071	58,190	54,721	53,392

Income (loss) before income taxes (benefit)	(13,173)	22,389	26,189	24,437	29,805
Income tax provision (benefit)	(7,777)	7,224	8,201	7,460	9,584

Net income (loss)	(5,396)	15,165	17,988	16,977	20,221
Dividends on preferred stock and accretion	3,194	—	—	—	—

Net income (loss) available to common shareholders	$(8,590)	$15,165	$17,988	$16,977	$20,221

Per-Share Data(1)
Weighted average shares outstanding:
Basic	23,673	23,465	23,187	23,141	23,637
Diluted	23,673	23,549	23,285	23,292	23,815
Earnings (loss) per share:
Basic	$(0.36)	$0.65	$0.78	$0.73	$0.86
Diluted	$(0.36)	$0.64	$0.77	$0.73	$0.85
Cash dividend per common share	$0.30	$0.40	$0.38	$0.37	$0.35
Book value per common share	$8.88	$9.33	$9.09	$8.61	$8.24

At December 31
Investment securities available for sale	$375,530	$282,174	$273,247	$280,509	$515,903
Investment securities held to maturity	81,821	110,114	129,360	142,838	154,569
Loans and leases, net of deferred fees	2,017,035	2,034,831	1,886,535	1,591,644	1,312,767
Goodwill and other identifiable intangible assets	88,751	89,812	90,874	92,053	93,395
Total assets	2,723,968	2,642,625	2,513,771	2,263,573	2,206,033
Total deposits	2,157,187	2,056,133	1,987,405	1,860,627	1,798,160
Total core deposits	1,691,447	1,445,101	1,383,234	1,357,748	1,350,567
Long-term borrowings	223,222	288,222	249,077	148,413	101,764
Total stockholders’ equity	267,986	220,941	211,599	199,500	191,781

Performance ratios
Return on Average Assets(2)	NM	0.59%	0.76%	0.76%	0.94%
Return on Average Common Equity(2)	NM	6.99%	8.81%	8.85%	10.55%
Return on Average Equity	NM	6.99%	8.81%	8.85%	10.55%
Efficiency ratio(3)	62.11%	54.80%	63.18%	62.28%	59.76%
Net Interest Margin (tax equivalent basis)	3.74%	3.79%	3.41%	3.39%	3.73%
Loans to Deposits	93.50%	98.96%	94.92%	85.54%	73.01%

Capital ratios
Tier 1 leverage ratio	9.44%	8.08%	8.11%	7.51%	7.49%
Common Equity to Asset ratio	7.78%	8.36%	8.42%	8.81%	8.69%
Equity to Asset ratio	9.84%	8.36%	8.42%	8.81%	8.69%
Tier 1 risk-based capital ratio	12.65%	10.24%	10.08%	10.13%	11.51%
Total risk-based capital ratio	13.90%	11.52%	11.08%	10.96%	12.47%

(1)	Restated for 5% stock dividends in 2007, 2006 and 2005.
(2)	Ratios for 2009 are not meaningful (NM) and therefore not presented.
(3)	Represents non-interest expense, excluding other real estate expense, other repossessed asset expense, long term debt prepayment fee, and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on sales of securities. Total revenue represents net interest income (calculated on a tax equivalent basis) plus non-interest income.

ITEM 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the selected consolidated financial data that is presented on the preceding page as well as the accompanying consolidated financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. and “Lakeland” refers to the Company’s wholly owned banking subsidiary—Lakeland Bank.

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

Significant Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company and Lakeland conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland Investment Corp., and Lakeland NJ Investment Corp. All intercompany balances and transactions have been eliminated.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the valuation of the Company’s securities portfolio, the realizability of the

Company’s deferred tax asset and the analysis of goodwill impairment. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan and lease totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans and leases, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

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

Lakeland accounts for impaired loans and leases in accordance with U.S. GAAP. Accordingly, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Fair values of financial instruments are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. In the second and third quarters of 2009, Lakeland reclassified certain leases as held for sale and recorded them at their estimated fair value based on sale price indications from potential buyers and on prior lease sales adjusted for differences in collateral and other characteristics.

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

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangible, deferred loan costs, deferred compensation, valuation reserves on leases held for sale and state net operating loss carryforwards.

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

The Company tests goodwill for impairment annually or when circumstances indicate a potential for impairment at the reporting unit level. Impairment testing requires that the fair value of each reporting unit be compared to the carrying value of its net assets, including goodwill (the “Step One” test). The Company has determined that it has one reporting unit, Community Banking. The Company determined that the income approach and the market approach were most appropriate in determining if a “Step Two Test” for impairment was necessary.

The income approach uses a dividend discount analysis. This approach calculates cash flows to a potential acquirer based on the anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (such as legal and financial adviser fees, contract cancellations, severance and employment obligations, and other transaction costs). The analysis then calculates the present value of all excess cash flows generated by the company (above the minimum tangible capital ratio) plus the present value of a terminal sale value.

The Market approach is used to calculate the fair value of a company by calculating median price multiples in recent actual acquisitions of companies of similar size and then applying these multiples to the Company. This technique uses historical data to create a current pricing level and is thus a trailing indicator. Results of the selected transaction approach need to be understood in this context, especially in periods of rapid price change and market uncertainty. Also included in the analysis was a premium to market approach which calculates the change of control price a market participant would pay for a company by adding a change of control premium to the trading value of a company. The analysis also considered a change of control premium to peer market price approach which substitutes trading values from a group of peer companies for the trading values of the parent company.

Based on this analysis, there was no indication that the Company’s goodwill was impaired as of December 31, 2009, and a Step Two test was not required.

Financial Overview

The year ended December 31, 2009 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•	Total assets increased to $2.72 billion, a 3% increase from 2008.

•	Total deposits increased by $101.1 million, or 5%, from 2008 to 2009.

•	Core deposits increased $246.3 million, or 17%, to $1.69 billion at year end 2009 and represented 78% of total deposits at December 31, 2009 compared to 70% at December 31, 2008.

•

The leasing portfolio decreased from 15% of total loans at December 31, 2008 to 6% at December 31, 2009, as a result of a planned reduction to reduce risk in that area. Leases declined from $311.5 million at December 31, 2008 to $120.5 million at December 31, 2009.

•

The Company sold leases that represented increased risk to the Company, including two pools of leases by originators that informed the Company that they could no longer fulfill all of their obligations under contractual recourse provisions.

•

On February 6, 2009, the Company received $59.0 million in an investment by the U.S. Department of Treasury. The investment is part of the Treasury’s Capital Purchase Program and is in the form of preferred stock and a warrant.

•	Total loans, excluding leases, increased 10% from 2008 to 2009.

•	Lakeland’s net interest margin remained stable at 3.74%.

The net loss for 2009 was $5.4 million compared to net income of $15.2 million in 2008. Net losses available to common shareholders in 2009 was $8.6 million or $0.36 per share compared to net income of $15.2 million or $0.64 per diluted share in 2008.

In 2009, the Company recorded a provision for loan and lease losses of $51.6 million compared to $23.7 million in 2008. The higher loan and lease loss provision includes a $36.5 million provision for the leasing division and an $11.2 million provision for commercial loans.

In 2007, net income was $18.0 million and $0.77 per diluted share.

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

Net interest income for 2009 on a tax-equivalent basis was $94.6 million, representing an increase of $4.7 million, or 5%, from the $89.9 million earned in 2008. The increase in net interest income primarily resulted from an 82 basis point decrease in the cost of interest-bearing liabilities.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
Interest Income
Loans and leases	$2,437	$(12,728)	$(10,291)	$17,158	$(6,783)	$10,375
Taxable investment securities	1,800	(1,162)	638	(698)	(258)	(956)
Tax-exempt investment securities	(49)	(183)	(232)	(890)	(88)	(978)
Federal funds sold	1,154	(1,465)	(311)	(304)	(920)	(1,224)

Total interest income	5,342	(15,538)	(10,196)	15,266	(8,049)	7,217

Interest Expense
Savings deposits	(78)	(2,193)	(2,271)	(241)	(1,746)	(1,987)
Interest-bearing transaction accounts	2,288	(7,027)	(4,739)	1,801	(9,629)	(7,828)
Time deposits	1,152	(6,652)	(5,500)	1,095	(4,251)	(3,156)
Borrowings	(1,616)	(789)	(2,405)	5,391	(1,712)	3,679

Total interest expense	1,746	(16,661)	(14,915)	8,046	(17,338)	(9,292)

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$3,596	$1,123	$4,719	$7,220	$9,289	$16,509

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2009			2008			2007
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases(A)	$2,007,881	$117,123	5.83%	$1,969,581	$127,414	6.47%	$1,708,467	$117,039	6.85%
Taxable investment securities	413,740	14,351	3.47%	310,651	13,713	4.41%	326,376	14,669	4.49%
Tax-exempt securities	65,377	3,445	5.27%	66,266	3,677	5.55%	82,294	4,655	5.66%
Federal funds sold(B)	43,008	109	0.25%	25,832	420	1.63%	33,208	1,644	4.95%

Total interest-earning assets	2,530,006	135,028	5.34%	2,372,330	145,224	6.12%	2,150,345	138,007	6.42%
Noninterest earning assets:
Allowance for loan and lease losses	(25,027)			(17,840)			(14,018)
Other assets	232,196			224,129			224,608

TOTAL ASSETS	$2,737,175			$2,578,619			$2,360,935

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$304,084	$1,557	0.51%	$310,565	$3,828	1.23%	$324,573	$5,815	1.79%
Interest-bearing transaction accounts	914,695	9,319	1.02%	805,515	14,058	1.75%	749,093	21,886	2.92%
Time deposits	589,499	15,917	2.70%	561,069	21,417	3.82%	538,376	24,573	4.56%
Borrowings	329,862	13,650	4.14%	368,233	16,055	4.36%	229,095	12,376	5.40%

Total interest-bearing liabilities	2,138,140	40,443	1.89%	2,045,382	55,358	2.71%	1,841,137	64,650	3.51%

Noninterest-bearing liabilities:
Demand deposits	315,193			300,950			300,156
Other liabilities	16,515			15,356			15,515
Stockholders’ equity	267,327			216,931			204,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,737,175			$2,578,619			$2,360,935

Net interest income/spread		94,585	3.45%		89,866	3.42%		73,357	2.91%
Tax equivalent basis adjustment		1,206			1,287			1,629

NET INTEREST INCOME		$93,379			$88,579			$71,728

Net interest margin(C)			3.74%			3.79%			3.41%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $145.2 million in 2008 to $135.0 million in 2009, a decrease of $10.2 million, or 7%. The decrease in interest income was due primarily to a 78 basis point decrease in the average yield earned on interest-earning assets. This decrease reflects the declining interest rate environment along with a lower percentage of earning assets being deployed in loans and leases, as the size of the lease portfolio continues to decrease. Loans and leases as a percent of interest-earning assets declined from 83% in 2008 to 79% in 2009. Investments, including securities and federal funds sold, increased from 17% of average interest-earning assets in 2008 to 21% in 2009. Loans typically earn higher yields than investment securities. Also impacting interest earned on earning assets in 2009 was interest lost on non-performing loans totaling $1.9 million in 2009 compared to $561,000 in 2008. The average yield on interest-earning assets declined by 7 basis points in 2009 as a result of interest lost on non-performing loans compared to 2 basis points in 2008.

Total interest income on a tax equivalent basis increased from $138.0 million in 2007 to $145.2 million in 2008, an increase of $7.2 million due to a $222.0 million increase in average interest-earning assets. Loans and leases as a percent of average interest-earning assets increased to 83% in 2008 compared to 79% in 2007. Investment securities and federal funds sold as a percent of average interest-earning assets decreased to 17% in 2008 from 21% in 2007.

Total interest expense decreased from $55.4 million in 2008 to $40.4 million in 2009, a decrease of $14.9 million, or 27%. Average interest-bearing liabilities increased $92.8 million, but the cost of those liabilities decreased from 2.71% in 2008 to 1.89% in 2009. The decrease in yield was due to the low rate environment and a change in deposit mix. Average interest-bearing deposits increased from $1.68 billion in 2008 to $1.81 billion in 2009, an increase of $131.1 million, or 8%. Average borrowings decreased from $368.2 million in 2008 to $329.9 million in 2009, due to increased liquidity as a result of several factors, including increased deposits and the receipt of $59.0 million in proceeds from the issuance of preferred stock to the U.S. Department of the Treasury in the first quarter of 2009.

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

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.74%, 3.79% and 3.41% for 2009, 2008 and 2007, respectively. The decline in net interest margin from 2008 to 2009 was a result of the increase in non-performing loans in 2009 combined with the impact of the decline in interest rates on interest-earning assets. The net interest margins for 2009 and 2008 each would have been 3.81% had all of the non-accrual loans performed as agreed upon. The increase in the net interest margin from 2007 to 2008 reflects the decrease in short term interest rates and a shift in earning assets from the investment portfolio to the loan and lease portfolio.

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

The provision for loan and lease losses increased to $51.6 million in 2009 from $23.7 million in 2008. This was primarily a result of management’s evaluation of the adequacy of the allowance for loan and lease losses and the impact current economic conditions have had on our lease portfolio. In the second quarter of 2009, because of continued economic challenges, accelerated deterioration of collateral values due to the supply of transportation and construction vehicles exceeding demand and the resulting effect on delinquencies, the Company increased the reserve percentages on its leases to the highest risk level on its evaluation matrix. Due to continued overcapacity of the collateral impacting resale values, the Company continued to adjust the collateral value of the underlying assets, which had the effect of increasing charge-offs. The increase in the calculated reserves, the increase in charge-offs recorded in the second quarter and the Company’s decision to sell pools of leases that represented an increased risk to the Company, contributed to the Company’s provision for loan and lease losses in 2009 of $51.6 million. Included in the provision for loan and lease losses was a $11.2 million provision allocated to commercial loans as a result of an increase in non-performing loans.

During 2009, Lakeland charged off loans and leases of $53.4 million, including $22.1 million of mark-to-market adjustments, and recovered $2.3 million in previously charged off loans and leases compared to $14.0 million and $605,000, respectively, during 2008. The charge-offs in 2009 included $23.0 million in leases, exclusive of the mark-to-market adjustments of leases held for sale. The charge-offs included $11.0 million for the two leasing originators that informed Lakeland that they could no longer perform under contractual recourse provisions. The charge-offs resulted from a continued deterioration in economic conditions and in the underlying collateral value of the leases. The ratio of net charge-offs to average loans and leases outstanding was 2.55% in 2009. The ratio of net-charge-offs to average loans outstanding excluding leases was 0.44% in 2009.

The provision for loan and lease losses at $23.7 million in 2008 increased from $6.0 million in 2007 due to management’s evaluation of the loan and lease portfolio and reflected higher levels of nonperforming loans and leases and charge-offs in 2008 compared to 2007. The 2008 provision included $17.8 million for the Company’s leasing portfolio. Net charge-offs increased from $4.7 million in 2007 to $13.4 million in 2008, including $11.1 million in net charge-offs of leases. Net charge-offs as a percent of average loans and leases outstanding increased from 0.28% in 2007 to 0.68% in 2008.

Noninterest Income

Noninterest income was $18.9 million in 2009 compared to $17.6 million earned in 2008. The increase in this category is primarily due to gains on sales of investment securities of $3.8 million for 2009, compared to $53,000 for 2008. Offsetting the impact on the gains on sales of securities were $940,000 in other-than-temporary impairment losses taken on the Company’s equity securities portfolio. Gains on investment securities was partially offset by a $1.1 million loss on sales and dispositions of leasing related assets, as compared to a gain of $978,000 in 2008. Commissions and fees increased $287,000 or 8% to $3.7 million in 2009, primarily due to increased loan fees and investment services income. Other income at $537,000 increased $226,000 from 2008 primarily due to gains on loans sold. Income on bank owned life insurance increased by $189,000 to $1.9 million and included $485,000 in proceeds received on a life insurance policy. Noninterest income represented 17% of total revenue in 2009. (Total revenue is defined as net interest income plus noninterest income.)

Noninterest income decreased from $18.6 million in 2007 to $17.6 million in 2008, primarily as a result of a decrease in gains on the sale of investment securities from $1.8 million in 2007 to $53,000 in 2008. The decrease was partially offset by an increase in bank owned life insurance income of $436,000, resulting from $392,000 in proceeds received on a life insurance policy. Commissions and fees increased $326,000, or 11%, to $3.4 million in 2008, primarily due to increased investment commission income. Other income decreased $608,000 to $311,000 as a result of a sale of a branch in 2007 resulting in a $319,000 gain. Noninterest income represented 17% of total revenue in 2008.

Noninterest Expense

Noninterest expense was $73.8 million in 2009, compared to $60.1 million in 2008, an increase of 23%. Included in this increase was a $4.3 million increase in FDIC insurance expense from $1.5 million in 2008 to $5.8 million in 2009, as a result of increased assessments and a $1.2 million special assessment. Also included in this non-interest expense in 2009 was a $3.1 million fee on the prepayment of $55.0 million in long term debt. Salary and benefit expense increased by $2.2 million, or 7%, to $34.5 million, due to increased staffing levels and normal salary increases. Net occupancy expense increased 9% to $6.6 million, due primarily to the opening of two new branch offices in 2009. Stationery, supplies and postage decreased $159,000, or 9%, to $1.6 million, due to extra expense incurred at the end of 2008 for special mailings. Marketing expense increased to $2.6 million from $2.3 million, as a result of additional advertising costs and branch openings. Collection expense and other real estate and repossessed asset expense increased in 2009 by $980,000 to $1.6 million and $847,000 to $1.0 million, respectively, due primarily to leasing related items. Other expenses increased by $1.4 million, or 15%, to $10.9 million, primarily due to consulting expenses, legal expenses and a $704,000 pretax payout to the beneficiary of bank owned life insurance proceeds. Also impacting other expenses was an increase in appraisal expense and audit expense.

Noninterest expense increased $1.9 million, or 3%, from $58.2 million in 2007 to $60.1 million in 2008. Total salaries and benefit expense decreased $601,000, or 2%, from $32.9 million in 2007 to $32.3 million in 2008, resulting from decreased leasing commissions and elimination of executive bonuses, partially offset by increased staffing levels and normal salary and benefit increases. Stationery, supplies and postage expense increased $137,000, or 8%, to $1.8 million, resulting from expenses related to new branches and increased mailings to our customer base. Marketing expense increased from $1.8 million in 2007 to $2.3 million in 2008 as a result of deposit promotions, debit card promotions, customer satisfaction surveys and branch openings. FDIC insurance expense increased from $220,000 in 2007 to $1.5 million in 2008, resulting from an increase in the FDIC rates charged to banks. Collection expense and other real estate and repossessed asset expense increased by $416,000 and $145,000, respectively, due to leasing related items.

The efficiency ratio expresses the relationship between noninterest expense (excluding other real estate and other repossessed asset expense, long-term debt repayment fees and core deposit amortization) to total tax- equivalent revenue (excluding gains (losses) on sales of securities). In 2009, the Company’s efficiency ratio on a tax equivalent basis increased to 62.1% from 54.8% in 2008. The efficiency ratio was 63.2% in 2007. The increase in the efficiency ratio from 2008 to 2009 primarily resulted from the increase in FDIC insurance expense and leasing related expenses.

Income Taxes

The Company’s effective income tax rate was 59.0%, 32.2% and 31.3%, in the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s effective tax rate of 59.0% in 2009 is due to its net loss and the impact that tax advantaged income had on the tax benefit of the loss. The tax advantaged income includes tax exempt securities income and income on bank owned life insurance policies. The Company’s effective tax rate increased from 2007 to 2008 because interest on its tax-exempt securities decreased from $3.0 million in 2007 to $2.4 million in 2008.

Financial Condition

Total assets increased from $2.64 billion on December 31, 2008 to $2.72 billion on December 31, 2009, an increase of $81.3 million, or 3%. Total assets at year-end 2008 increased $128.9 million or 5% from year-end 2007.

Loans and Leases

Lakeland primarily serves Northern New Jersey and the surrounding areas. Its leasing division serves a broader market with a focus on the Northeast. All of its borrowers are U.S. residents or entities.

Gross loans and leases, including leases held for sale, decreased from $2.03 billion on December 31, 2008 to $2.01 billion on December 31, 2009, a decrease of $16.5 million or 1%. The decrease in gross loans and leases is due to leases decreasing $191.0 million, or 61%, from $311.5 million at December 31, 2008 to $120.5 million (including $7.3 million held for sale) on December 31, 2009, consistent with the Company’s strategy to reduce risk in the lease portfolio. For more information, see the discussion under “Risk Elements” and Note 3 to the Consolidated Financial Statements. Excluding leases, loans increased $174.5 million, or 10%, from December 31, 2008 to December 31, 2009. Commercial loans increased from $958.6 million in 2008 to $1.09 billion in 2009, an increase of $128.3 million, or 13%. The residential real estate mortgage portfolio increased

$37.1 million, or 11%, resulting from an increase in demand for fixed rate residential mortgages resulting from the first time homebuyers tax credit, and from refinancings due to the lower rate environment. Real estate construction loans, which include both residential and commercial construction loans, increased from $107.9 million in 2008 to $117.0 million in 2009, an increase of $9.1 million, or 8%. Total loans increased from $1.88 billion in 2007 to $2.03 billion in 2008, an increase of $149.5 million, or 8%. The increase occurred in all major loan categories except leasing.

The following table sets forth the classification of the Company’s loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Commercial	$1,086,967	$958,620	$821,621	$714,496	$589,646
Leases	113,160	311,463	355,644	196,518	90,194
Leases held for sale	7,314	—	—	—	—
Real estate—mortgage	374,091	336,951	301,798	272,102	256,621
Real estate—construction	116,997	107,928	91,706	87,562	68,325
Home equity and consumer installment	315,598	315,704	310,359	315,038	302,236

	$2,014,127	$2,030,666	$1,881,128	$1,585,716	$1,307,022

The following table shows the percentage distributions of loans and leases by category as of December 31 for each of the last five years:

	December 31,
	2009	2008	2007	2006	2005
Commercial	54.0%	47.2%	43.7%	45.0%	45.1%
Leases, including leases held for sale	6.0%	15.3%	18.9%	12.4%	6.9%
Real estate—mortgage	18.5%	16.6%	16.0%	17.2%	19.7%
Real estate—construction	5.8%	5.3%	4.9%	5.5%	5.2%
Home equity and consumer installment	15.7%	15.6%	16.5%	19.9%	23.1%

	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2009, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth certain categories of loans as of December 31, 2009, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Types of Loans:
Commercial	$157,882	$246,559	$682,526	$1,086,967
Real Estate—construction	48,477	28,518	40,002	116,997

Total	$206,359	$275,077	$722,528	$1,203,964

Amount of such loans with:
Predetermined rates	$31,715	$162,781	$78,797	$273,293
Floating or adjustable rates	174,644	112,296	643,731	930,671

Total	$206,359	$275,077	$722,528	$1,203,964

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

The following schedule sets forth certain information regarding the Company’s non-accrual and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Non-performing assets:
Non-accrual loans and leases	$38,711	$16,544	$10,159	$4,437	$3,907
Other real estate and other repossessed assets	1,864	3,997	175	—	—

TOTAL NON-PERFORMING ASSETS	$40,575	$20,541	$10,334	$4,437	$3,907

Non-performing assets as a percent of total assets	1.49%	0.78%	0.41%	0.20%	0.18%

Past due loans and leases*	$1,437	$825	$667	$876	$5,127

Loans restructured and still accruing	$3,432	$—	$—	$—	$—

*	Represents loans and leases as to which payments of interest or principal are contractually past due 90 days or more, but which are currently accruing income at the contractually stated rates. A determination is made to continue accruing income on such loans and leases only if collection of the debt is proceeding in due course and collection efforts are reasonably expected to result in repayment of the debt or in its restoration to a current status.

Non-accrual loans and leases increased to $38.7 million on December 31, 2009 from $16.5 million at December 31, 2008. Non-accrual loans include $27.8 million, $3.5 million, $1.9 million and $5.5 million in commercial, leasing, home equity and consumer, and residential mortgages, respectively. The change in non-accrual loans and leases from $16.5 million on December 31, 2008 to $38.7 million on December 31, 2009 included an increase in commercial loan non-accruals of $22.0 million, which was partially offset by a decline in leasing non-accruals of $5.0 million. The increase in commercial loan non-accruals resulted from a deterioration in the economy impacting commercial real estate loans. Commercial loan non-accruals included 10 loan relationships between $500,000 and $1.0 million totaling $8.3 million, and 6 loan relationships exceeding $1.0 million totaling $12.0 million. The largest of the commercial loan non-accrual loans was $3.2 million. The leasing non-accruals declined because of the sales of lease pools. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout.

Other real estate and other repossessed assets decreased from $4.0 million on December 31, 2008 to $1.9 million on December 31, 2009, which includes $1.4 million of leasing repossessed assets sold.

At December 31, 2009, the Company had $3.4 million in loans that were restructured and still accruing. Restructured loans are those loans that the Company has granted concessions to the borrower in payment terms either in rate or in term as a result of the financial condition of the borrower. The increase in restructured loans compared to prior years results from a deterioration in the economy impacting commercial real estate values and increases in the unemployment rate.

For 2009, the gross interest income that would have been recorded, had the loans and leases classified at year-end as non-accrual been performing in conformance with their original terms, is approximately $2.0 million. The amount of interest income actually recorded on those loans and leases for 2009 was $55,000. The resultant loss of $1.9 million for 2009 exceeds prior year losses of $561,000 for 2008 and $566,000 for 2007.

Loans and leases specifically evaluated are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreements. Loans and leases which are well secured and in process of collection generally will not be classified as impaired. A loan or lease is not impaired during the process of collection of payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate. All commercial loans in excess of $250,000 identified as impaired are separately evaluated by management. The Company aggregates commercial loans less than $250,000, consumer loans and residential mortgages for evaluation purposes.

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

As of December 31, 2009, based on the above criteria, the Company had impaired loans and leases totaling $31.4 million (consisting primarily of non-accrual and restructured loans and leases). The valuation allowance of these loans and leases is based on the fair value of the underlying collateral. Based upon such evaluation, $3.7 million has been allocated to the allowance for loan and lease losses for impairment. At December 31, 2009, the Company also had $33.2 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

There were no additional loans or leases at December 31, 2009, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2009, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance of the allowance at the beginning of the year	$25,053	$14,689	$13,454	$13,173	$16,638

Loans and leases charged off:
Commercial	5,356	593	3,601	1,207	3,872
Leases	22,972	11,211	425	90	478
Charge downs of leases held for sale*	22,122	—	—	—	—
Home equity and consumer	2,499	2,044	1,341	1,493	1,923
Real estate—mortgage	433	123	—	—	—

Total loans and leases charged off	53,382	13,971	5,367	2,790	6,273

Recoveries:
Commercial	269	79	209	728	552
Leases	1,777	150	2	83	201
Home equity and consumer	231	376	415	531	499
Real estate—mortgage	—	—	—	3	1

Total Recoveries	2,277	605	626	1,345	1,253

Net charge-offs:	51,105	13,366	4,741	1,445	5,020
Provision for loan and lease losses charged to operations	51,615	23,730	5,976	1,726	1,555

Ending balance	$25,563	$25,053	$14,689	$13,454	$13,173

Ratio of net charge-offs to average loans and leases outstanding:
Including charge down of leases held for sale	2.55%	0.68%	0.28%	0.10%	0.41%
Excluding charge down of leases held for sale	1.44%	0.68%	0.28%	0.10%	0.41%
Ratio of allowance at end of year as a percentage of year-end total loans and leases	1.27%	1.23%	0.78%	0.85%	1.00%

*	Amount recorded upon reclassification from held for investment to held for sale

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

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•

The establishment of reserve amounts for all specifically identified classified loans and leases that have been designated as requiring attention by the Company or the Company’s external loan review consultants.

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including commercial loans under $250,000, 1 – 4 family residential mortgages, and consumer loans.

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

In the second and fourth quarters of 2008, the Company disclosed that it had two leasing originators that indicated that they could no longer meet all of their obligations under contractual recourse provisions. Lakeland assessed the adequacy of the allowance for its lease portfolio based on the borrower’s payment history, financial strength of the borrower determined through financial information provided or credit scoring criteria, value of the underlying assets and in the case of recourse transactions, the financial strength of the originator (servicer). If the servicer is able to continue servicer advances for delinquent leases, Lakeland assesses a reserve on the lease based on credit scores and delinquency status. In the case of the two originators who could no longer perform under their contractual recourse obligations, once the lease became over 90 days past due, the lease was charged down to its net realizable value using a recognized valuation method to the extent available and placed on non-accrual. From that point forward, reserves were adjusted as necessary based on delinquency status and where the lease was in the collection process.

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

In the second quarter of 2009, a $34.1 million provision for loan and lease losses was recorded which included a $28.4 million provision for lease losses. This provision was determined by management’s evaluation of the identified risk in the lease portfolio as well as the mark-to-market adjustment of $9.1 million on the lease pools sold during the second quarter and the $12.5 million mark-to-market adjustment on lease pools initially held for sale on June 30, 2009. In the third quarter of 2009, management continued to sell the lease pools that were marked to market in the second quarter. Lakeland sold $27.9 million in leases held for sale in the third quarter, leaving remaining held for sale leases of $8.9 million. After payoffs and additional market adjustments in the fourth quarter, there were $7.3 million remaining in leases held for sale at December 31, 2009.

While non-performing loans and leases increased from $16.5 million on December 31, 2008 to $38.7 million on December 31, 2009, the allowance for loan and lease losses was 1.27% of total loans and leases on December 31, 2009 compared to 1.23% of total loans and leases on December 31, 2008. The increase in non-accrual loans, as discussed above, was primarily in commercial loans exceeding $500,000, and totaled $20.3 million. These loans are primarily secured by commercial real estate. Management believes, based on appraisals and estimated selling costs, that the majority of these loans are well secured and reserves on these loans are adequate.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2009. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans and leases that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans and leases in each category as well as historical trends.

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Commercial	$13,932	$8,954	$8,048	$8,327	$8,578
Leases	4,308	11,212	2,310	1,589	1,243
Home equity and consumer	2,839	2,207	2,379	2,591	2,592
Real estate—construction	3,198	2,054	1,680	648	350
Real estate—mortgage	1,286	626	272	299	410

	$25,563	$25,053	$14,689	$13,454	$13,173

Investment Securities

The Company has classified its investment securities into the available for sale and held to maturity categories based on its intent and ability to hold the securities to maturity. The Company has no investment securities classified as trading securities.

The following table sets forth the carrying value of the Company’s investment securities, both available for sale and held to maturity, as of December 31 for each of the last three years. Investment securities available for sale are stated at fair value while securities held for maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

	December 31,
	2009	2008	2007
	(in thousands)
U.S. Treasury and U.S. government agencies	$86,475	$74,934	$79,945
Obligations of states and political subdivisions	62,414	63,616	81,132
Mortgage-backed securities	272,665	216,181	200,915
Equity securities	20,898	23,286	23,417
Other debt securities	14,899	14,271	17,198

	$457,351	$392,288	$402,607

The Company does not own any Collateralized Debt Obligations, Pooled Trust Preferred Securities or preferred stock with the Federal National Mortgage Association or the Federal Home Loan Mortgage Association.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2009:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$—	$55,560	$25,921	$—	$81,481
Yield	—%	1.68%	1.72%	—%	1.69%
Obligations of states and political subdivisions
Amount	559	6,800	5,649	1,994	15,002
Yield	5.33%	5.09%	4.43%	5.21%	4.87%
Mortgage-backed securities
Amount	601	9,275	55,248	179,704	244,828
Yield	3.33%	3.70%	3.42%	3.14%	3.22%
Other debt securities
Amount	505	2,560	8,885	1,371	13,321
Yield	1.50%	2.08%	0.29%	1.06%	0.76%
Other equity securities
Amount	20,898	—	—	—	20,898
Yield	2.42%	—%	—%	—%	2.42%

Total securities
Amount	$22,563	$74,195	$95,703	$183,069	$375,530
Yield	2.50%	2.26%	2.73%	3.15%	2.83%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2009:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$—	$4,994	$—	$—	$4,994
Yield	—%	4.34%	—%	—%	4.34%
Obligations of states and political subdivisions
Amount	12,453	19,103	14,648	1,208	47,412
Yield	3.76%	5.02%	5.40%	6.46%	4.84%
Mortgage-backed securities
Amount	—	1,432	6,218	20,187	27,837
Yield	—%	3.88%	4.58%	4.18%	4.25%
Other debt securities
Amount	—	—	1,578	—	1,578
Yield	—%	—%	5.41%	—%	5.41%

Total securities
Amount	$12,453	$25,529	$22,444	$21,395	$81,821
Yield	3.76%	4.82%	5.17%	4.31%	4.62%

Other Assets

Other assets increased from $23.7 million at December 31, 2008 to $47.9 million at December 31, 2009, resulting from the prepayment of three years of FDIC insurance premiums of $16.9 million and an increase in taxes receivable of $9.0 million. Net deferred tax assets increased from $11.9 million on December 31, 2008 to $13.5 million on December 31, 2009.

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2009 will be realized.

Deposits

Total deposits increased from $2.06 billion on December 31, 2008 to $2.16 billion on December 31, 2009, an increase of $101.1 million, or 5%. Total noninterest bearing demand accounts increased from $302.5 million to $323.2 million, a $20.7 million, or 7%, increase. Savings and interest bearing transaction accounts increased from $1.14 billion to $1.37 billion, an increase of $225.7 million, or 20%. Savings and interest bearing transaction accounts increased as a result of money market deposit account promotions. Total core deposits, which are defined as noninterest bearing deposits and savings and interest-bearing transaction accounts, increased from $1.45 billion on December 31, 2008 to $1.69 billion on December 31, 2009, an increase of $246.3 million, or 17%. Core deposits represent 78% of total deposits at December 31, 2009 compared to 70% at the end of 2008. Total time deposits decreased from $611.0 million on December 31, 2008 to $465.7 million on December 31, 2009, a decrease of $145.3 million, or 24%. Time deposits have decreased as a result of the declining rate environment. Depositors prefer to keep their deposits in liquid transaction accounts versus a long term account in the current low rate environment.

Total deposits increased from $1.99 billion on December 31, 2007 to $2.06 billion on December 31, 2008, an increase of $68.7 million, or 3%.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
			(Dollars in thousands)
Noninterest-bearing demand deposits	$315,193	—%	$300,950	—%	$300,156	—%
Interest-bearing transaction accounts	914,695	1.02%	805,515	1.75%	749,093	2.92%
Savings	304,084	0.51%	310,565	1.23%	324,573	1.79%
Time deposits	589,499	2.70%	561,069	3.82%	538,376	4.56%

Total	$2,123,471	1.26%	$1,978,099	1.99%	$1,912,198	2.73%

As of December 31, 2009, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$38,827
Over 3 through 6 months	47,530
Over 6 through 12 months	54,584
Over 12 months	41,287

Total	$182,228

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $22.5 million in 2009 compared to $30.9 million and $27.0 million in 2008 and 2007, respectively.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2009, Lakeland generated $101.1 million in deposit growth.

•	Sales of securities and overnight funds. At year-end 2009, the Company had $375.5 million in securities designated “available for sale.”

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. Lakeland is a member of the Federal Home Loan Bank of New York (FHLB). One membership benefit is that members can borrow overnight funds. Lakeland has lines of credit of up to $200.0 million available for it to borrow from the FHLB subject to collateral requirements. Lakeland had no borrowings against these lines as of December 31, 2009. Lakeland also has overnight federal funds lines available for it to borrow up to $175.0 million. Lakeland had borrowings against these lines of $14.1 million at December 31, 2009. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2009.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2009. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$14,627	$1,769	$2,964	$2,263	$7,631
Benefit plan commitments	5,312	185	370	370	4,387
Remaining contractual maturities of time deposits	465,740	348,009	88,228	28,310	1,193
Subordinated debentures	77,322	—	—	—	77,322
Loan commitments	403,343	340,074	41,290	4,614	17,365
Long-term debt	145,900	900	50,000	40,000	55,000
Interest on long-term debt*	140,959	10,800	19,836	15,724	94,599
Series A Preferred Stock	59,000	—	—	—	59,000
Interest on Series A Preferred Stock	38,637	2,950	8,850	15,701	11,136
Standby letters of credit	9,141	8,901	160	—	80

Total	$1,359,981	$713,588	$211,698	$106,982	$327,713

*	Includes interest on long-term debt and subordinated debentures at a weighted rate of 4.89%.

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i.e., the extent to which assets and liabilities are sensitive to changes in interest rates). As a financial institution, the Company’s potential interest rate volatility is a primary component of its market risk. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Based upon the Company’s nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company does not own any trading assets and does not have any off balance sheet hedging transactions in place, such as interest rate swaps and caps.

The Company’s net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or reprice on a different basis that interest-earning assets. For example, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates could adversely affect net interest income. Conversely, when interest-earning assets reprice more quickly than interest-bearing liabilities, an increase in market rates could increase net interest income.

The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. Key quantitative measurements include the percentage change of net interest income in various interest rate scenarios (net interest income at risk) and changes in the market value of equity in various rate environments (net portfolio value at risk). The Company’s performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee, consisting of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Retail Officer, Chief Credit Officer, certain other senior officers and certain directors. This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

The Company monitors and controls interest rate risk through a variety of techniques, including use of an interest rate risk management model. With the interest rate risk management model, the Company projects future net interest income, and then estimates the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. The Company also uses the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios.

Interest rate sensitivity modeling is done at a specific point in time and involves a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates, future cash flows and discount rates.

Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. Changes in estimates and assumptions made for interest rate sensitivity modeling could have a significant impact on projected results and conclusions. These assumptions could include prepayment rates, sensitivity of non-maturity deposits and other similar assumptions. Therefore, if our assumptions should change, this technique may not accurately reflect the impact of general interest rate movements on the Company’s net interest income or net portfolio value.

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2010 (the base case) is $99.2 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-5.0%			-5.0%
December 31, 2009	-3.0%	-1.4%	-1.8%	-2.7%
December 31, 2008	-2.8%	-1.3%	-0.9%	-3.1%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2009 (the base case) was $368.4 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	+100 bp	-100 pb	-200 bp
Asset/Liability Policy Limit	-25.0%			-25.0%
December 31, 2009	-5.2%	-0.7%	-2.4%	-9.9%
December 31, 2008	-6.6%	-1.9%	-5.0%	-16.8%

The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The information in the above tables represent the policy scenario that the ALCO reviews on a quarterly basis. There are also other scenarios run that the ALCO examines that vary depending on the economic environment. These scenarios include a yield curve flattening scenario and scenarios that show more dramatic changes in rates. The committee uses the appropriate scenarios, depending on the economic environment, in its interest rate management decisions.

Capital Resources

Stockholders’ equity increased from $220.9 million on December 31, 2008 to $268.0 million on December 31, 2009. The increase in stockholders’ equity from December 31, 2008 to December 31, 2009 was primarily due to the issuance of $59.0 million in preferred stock and a warrant to the U.S Treasury Department. For more information, please see Note 7 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Offsetting the impact of the $59.0 million in preferred stock was a net loss of $5.4 million, and the payment of dividends of $8.5 million.

Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) decreased from $9.33 on December 31, 2008 to $8.88 on December 31, 2009 as a result of the net loss and the payment of dividends. As a result of the net loss in 2009, the Company reduced its dividend from $0.10 per share quarterly to $0.05 per share quarterly in the third quarter of 2009. Book value per common share was $9.09 on December 31, 2007.

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

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2009 and 2008:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2009	2008	2009	2008	2009	2008
Capital Ratios:
The Company	9.44%	8.08%	12.65%	10.24%	13.90%	11.52%
Lakeland Bank	8.99%	7.57%	12.07%	9.60%	13.32%	10.85%
“Well capitalized” institution under FDIC
Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Recent Accounting Pronouncements

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted the presentation for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

In June 2008, the FASB issued guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (“EPS”). The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions, and did not have a material effect on the Company’s EPS.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans as of the annual reporting date. This guidance became effective for fiscal years ending after December 15, 2009. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued the following guidance that was intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities. This included:

•	guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity of an asset or liability have decreased significantly.

•

enhanced consistency in financial disclosure by requiring fair value disclosures for financial instruments to be reported in interim financial statements. Previously, fair values for financial instruments were only disclosed annually.

•

additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.

The above guidance was effective for interim and annual periods ending after June 15, 2009. The Company applied this guidance in the second quarter and expanded the disclosures as required.

On April 13, 2009, the Securities and Exchange Commission issued guidance on how to evaluate equity securities for other-than-temporary impairment and when a write-down of the carrying value is required. There was no material impact on the Company’s consolidated financial statements upon adoption. The Company recorded other-than-temporary impairments on its equity securities of $940,000 in 2009.

On May 28, 2009, the FASB issued accounting guidance which established general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the guidance requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company applied the guidance which did not have a material impact on the Company’s financial statements taken as a whole.

On June 12, 2009, the FASB issued accounting guidance changing the accounting principles and disclosure requirements related to securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. Management does not expect that application of this guidance will have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued accounting guidance which provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. This guidance also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This accounting guidance is effective for the first reporting period (including interim periods) beginning after issuance or the fourth quarter of 2009 for the Company. The Company applied this guidance in fourth quarter 2009, and adoption did not have a material impact on the Company’s consolidated financial statements taken as a whole.

In January 2010, the FASB issued accounting guidance to enhance fair value measurement disclosures by requiring the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reason for the transfers. Furthermore, activity in Level 3 fair value measurements should separately provide information about purchases, sales, issues and settlements rather than providing that information as one net number. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the enhanced Level 3 disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. Management does not expect that application of this guidance will have a material impact on the Company’s consolidated financial statements.

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

ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8—Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(dollars in thousands)
ASSETS
Cash	$31,869	$35,238
Interest-bearing deposits due from banks	26,794	14,538

Total cash and cash equivalents	58,663	49,776
Investment securities, available for sale	375,530	282,174
Investment securities, held to maturity; fair value of $84,389 in 2009 and $111,881 in 2008	81,821	110,114
Loans, net of deferred costs	2,009,721	2,034,831
Leases held for sale	7,314	—
Less: allowance for loan and lease losses	25,563	25,053

Net loans	1,991,472	2,009,778
Premises and equipment—net	29,196	29,479
Accrued interest receivable	8,943	8,598
Goodwill	87,111	87,111
Other identifiable intangible assets, net	1,640	2,701
Bank owned life insurance	41,720	39,217
Other assets	47,872	23,677

TOTAL ASSETS	$2,723,968	$2,642,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$323,175	$302,492
Savings and interest-bearing transaction accounts	1,368,272	1,142,609
Time deposits under $100 thousand	283,512	393,549
Time deposits $100 thousand and over	182,228	217,483

Total deposits	2,157,187	2,056,133
Federal funds purchased and securities sold under agreements to repurchase	63,672	62,363
Long-term debt	145,900	210,900
Subordinated debentures	77,322	77,322
Other liabilities	11,901	14,966

TOTAL LIABILITIES	2,455,982	2,421,684

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 59,000 shares at December 31, 2009	56,023	—
Common stock, no par value; authorized shares, 40,000,000; issued shares, 24,740,564 at December 31, 2009 and 2008; outstanding shares, 23,872,136 at December 31, 2009 and 23,687,003 at December 31, 2008	259,521	257,051
Accumulated Deficit	(34,961)	(19,246)
Treasury stock, at cost, 868,428 shares in 2009 and 1,053,561 shares in 2008	(11,940)	(14,496)
Accumulated other comprehensive loss	(657)	(2,368)

TOTAL STOCKHOLDERS’ EQUITY	267,986	220,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,723,968	$2,642,625

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$117,123	$127,414	$117,039
Federal funds sold and interest-bearing deposits with banks	109	420	1,644
Taxable investment securities	14,351	13,713	14,669
Tax-exempt investment securities	2,239	2,390	3,026

TOTAL INTEREST INCOME	133,822	143,937	136,378

INTEREST EXPENSE
Deposits	26,793	39,303	52,274
Federal funds purchased and securities sold under agreements to repurchase	139	1,487	2,303
Long-term debt	13,511	14,568	10,073

TOTAL INTEREST EXPENSE	40,443	55,358	64,650

NET INTEREST INCOME	93,379	88,579	71,728
Provision for loan and lease losses	51,615	23,730	5,976

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	41,764	64,849	65,752
NONINTEREST INCOME
Service charges on deposit accounts	10,918	11,106	10,630
Commissions and fees	3,709	3,422	3,096
Gains on sales of investment securities, net	3,845	53	1,769
Other-than-temporary impairment loss on securities	(940)	—	—
Income on bank owned life insurance	1,930	1,741	1,305
Gains (losses) on leasing related assets, net	(1,142)	978	908
Other income	537	311	919

TOTAL NONINTEREST INCOME	18,857	17,611	18,627

NONINTEREST EXPENSE
Salaries and employee benefits	34,505	32,263	32,864
Net occupancy expense	6,637	6,098	5,877
Furniture and equipment	5,038	4,848	4,856
Stationery, supplies and postage	1,605	1,764	1,627
Marketing expense	2,633	2,348	1,825
Core deposit intangible amortization	1,062	1,062	1,180
FDIC insurance expense	5,819	1,478	220
Collection expense	1,552	572	156
Other real estate and repossessed asset expense	1,002	155	10
Long-term debt prepayment fee	3,075	—	—
Other expenses	10,866	9,483	9,575

TOTAL NONINTEREST EXPENSE	73,794	60,071	58,190

Income (loss) before provision (benefit) for income taxes	(13,173)	22,389	26,189
Provision (benefit) for income taxes	(7,777)	7,224	8,201

NET INCOME (LOSS)	$(5,396)	$15,165	$17,988

Dividends on Preferred Stock and Accretion	$3,194	$—	$—

Net Income (Loss) Available to Common Stockholders	$(8,590)	$15,165	$17,988

PER SHARE OF COMMON STOCK:
Basic earnings (loss)	$(0.36)	$0.65	$0.78

Diluted earnings (loss)	$(0.36)	$0.64	$0.77

Cash dividends	$0.30	$0.40	$0.38

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Years Ended December 31,
	2009	2008	2007
	(in thousands)
NET INCOME (LOSS)	$(5,396)	$15,165	$17,988

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Unrealized securities gains (losses) arising during period	3,310	(80)	2,401
Less: reclassification for gains included in Net Income (Loss)	1,888	35	1,203
Change in pension liabilities, net	289	(420)	39

Other Comprehensive Income (Loss)	1,711	(535)	1,237

TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,685)	$14,630	$19,225

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31, 2009, 2008 and 2007

	Common stock		Series A Preferred Stock			Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount		Accumulated Deficit	Treasury Stock
	(dollars in thousands)
BALANCE DECEMBER 31, 2006	23,563,463	$242,661		$(17,526)	$(22,565)	$(3,070)	$199,500
Cumulative adjustment for adoption of new accounting guidance				509			509

Balance JANUARY 1, 2007, as revised	23,563,463	242,661		(17,017)	(22,565)	(3,070)	200,009
Net Income 2007				17,988			17,988
Other comprehensive income, net of tax and reclassification adjustments						1,237	1,237
Stock based compensation expense		260					260
Issuance of stock for restricted stock awards		(966)			966		—
Issuance of stock to dividend reinvestment plan		(94)		(464)	558		—
Exercise of stock options, net of excess tax benefits		(401)			912		511
Repurchase of stock in recission offer					(11)		(11)
Stock dividend	1,177,101	16,577		(16,577)			—
Cash dividends				(8,395)			(8,395)

BALANCE DECEMBER 31, 2007	24,740,564	258,037		(24,465)	(20,140)	(1,833)	211,599
Cumulative adjustment for adoption of new accounting guidance				(546)			(546)

Balance JANUARY 1, 2008, as revised	24,740,564	258,037		(25,011)	(20,140)	(1,833)	211,053
Net Income 2008				15,165			15,165
Other comprehensive loss, net of tax and reclassification adjustments						(535)	(535)
Stock based compensation expense		351					351
Issuance of stock for restricted stock awards		(1,117)			1,117		—
Issuance of stock to dividend reinvestment and stock purchase plan		(150)		(1,339)	1,564		75
Exercise of stock options, net of excess tax benefits		(70)			2,963		2,893
Cash dividends				(8,061)			(8,061)

BALANCE DECEMBER 31, 2008	24,740,564	257,051		(19,246)	(14,496)	(2,368)	220,941

Net Loss, 2009				(5,396)			(5,396)
Other comprehensive income, net of tax						1,711	1,711
Preferred Stock issued, net of costs			58,837				58,837
Common stock warrant		3,345	(3,345)				—
Preferred dividends				(2,663)			(2,663)
Accretion of discount on preferred stock			531	(531)			—
Stock based compensation		443					443
Issuance of stock for restricted stock awards		(199)			199		—
Issuance of stock to dividend reinvestment and stock purchase plan		(1,032)		(1,256)	2,323		35
Exercise of stock options, net of excess tax benefits		(87)			34		(53)
Cash dividends, common stock				(5,869)			(5,869)

BALANCE DECEMBER 31, 2009	24,740,564	$259,521	$56,023	$(34,961)	$(11,940)	$(657)	$267,986

See accompanying notes to consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,396)	$15,165	$17,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,160	1,928	1,000
Depreciation and amortization	3,306	3,398	3,614
Amortization of intangible assets	1,062	1,062	1,180
Provision for loan and lease losses	51,615	23,730	5,976
Stock based compensation	443	351	260
Gains on securities, net	(3,845)	(53)	(1,769)
Other-than-temporary impairment loss on securities	940	—	—
Losses on sales of leases held for sale	1,631	—	—
Writedown of other repossessed assets	782	99	—
(Gains) losses on other repossessed assets	(230)	17	—
Gain on sale of branch	—	—	(319)
Deferred tax benefit	(2,725)	(4,490)	(2,173)
Increase in other assets	(26,247)	(2,975)	(1,784)
Decrease in other liabilities	(2,957)	(7,295)	2,993

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,539	30,937	26,966

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	147,300	108,207	58,405
Held to maturity	41,890	33,463	28,098
Proceeds from sales of securities:
Available for sale	153,763	10,108	2,438
Purchase of securities:
Available for sale	(391,948)	(127,916)	(50,152)
Held to maturity	(13,742)	(14,403)	(14,841)
Purchase of bank owned life insurance	(1,304)	—	—
Proceeds from sales of leases	53,407	—	—
Net increase in loans and leases	(94,874)	(162,905)	(300,153)
Proceeds from dispositions of premises and equipment	3	—	995
Capital expenditures	(3,026)	(2,784)	(2,312)
Proceeds from sales of other repossessed assets	6,853	1,966	—

NET CASH USED IN INVESTING ACTIVITIES	(101,678)	(154,264)	(277,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	101,054	68,728	126,778
Increase in federal funds purchased and securities sold under agreements to repurchase	1,309	13,069	8,233
Proceeds from long-term debt	—	125,103	120,900
Repayments of long-term debt	(65,000)	(85,892)	(40,855)
Issuance of stock to Dividend Reinvestment and Stock Purchase Plan	35	75	—
Proceeds from issuance of subordinated debentures	—	—	20,619
Proceeds on issuance of preferred stock, net of costs	58,837	—	—
Purchase of treasury stock	—	—	(11)
Exercise of stock options	(55)	2,788	408
Excess tax benefits	2	105	103
Dividends paid on preferred stock	(2,287)	—	—
Dividends paid on common stock	(5,869)	(8,061)	(8,395)

NET CASH PROVIDED BY FINANCING ACTIVITIES	88,026	115,915	227,780

Net increase (decrease) in cash and cash equivalents	8,887	(7,412)	(22,776)
Cash and cash equivalents, beginning of year	49,776	57,188	79,964

CASH AND CASH EQUIVALENTS, END OF YEAR	$58,663	$49,776	$57,188

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

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company and Lakeland and its subsidiaries conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland Investment Corp. and Lakeland NJ Investment Corp. All intercompany balances and transactions have been eliminated.

The Company evaluated its December 31, 2009 financial statements for subsequent events through the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the valuation of the Company’s securities portfolio, the realizability of the Company’s deferred tax asset and the analysis of goodwill impairment.

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

Investment Securities

Investments in securities are classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income (loss) and excluded from the determination of net income. The Company does not engage in security trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. Losses are recorded when the impairment is considered other-than-temporary, even if a decision to sell has not been made.

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

Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest and principal is doubtful. When a loan or lease is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income. Commercial loans and leases 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management's knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal.

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

Loans are classified as a restructured-accruing loans in cases where borrowers experience financial difficulties but are current on their payments and the Company makes certain concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk.

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The Company transfers leases to held for sale status when it identifies leases that it intends to sell. At that time, the leases are written down to the lower of cost or market value by recording a charge to the allowance for loan and lease losses. Market indications are derived from sale price indications from potential buyers and based on sale prices of prior lease pools adjusted for differences in types of collateral and other characteristics. Subsequent declines in fair market value are recorded as a loss on leasing related assets in the statement of operations.

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

Other Real Estate Owned and Other Repossessed Assets

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure (or deed-in-lieu-of-foreclosure), are carried at the lower of the principal balance of the secured loan or lease or fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense. An allowance for OREO or other repossessed assets is established, through charges to expense, to maintain properties at the lower of cost or fair value less estimated costs to sell. Operating results of OREO and other repossessed assets, including rental income and operating expenses, are included in other expenses.

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2009 and 2008, Lakeland was servicing approximately $23.2 million and $14.4 million, respectively, of loans for others.

The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained. The Company records mortgage servicing rights and the loans based on relative fair values at the date of origination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with U.S. GAAP which requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitization of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

Restrictions On Cash And Due From Banks

Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account. The amounts of those reserves at December 31, 2009 and 2008 were approximately $559,000 and $1.6 million, respectively.

Earnings Per Share

Earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the year. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Unless otherwise indicated, all weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

Employee Benefit Plans

The Company has certain employee benefit plans covering substantially all employees. The Company accrues such costs as incurred.

ASC 715, “Compensation-Retirement Benefits” requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations are recognized as a component of Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost.

Stock-Based Compensation

On May 21, 2009, the Company’s shareholders approved the 2009 Equity Compensation Program, which authorizes the granting of incentive stock options, supplemental stock options, restricted shares and restricted stock units to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes the issuance of up to 2 million shares in connection with options and awards granted under the 2009 program. No awards have been granted under the 2009 program through December 31, 2009.

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company, which includes those employees serving as officers and directors of the Company. The plan authorized 2,257,369 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company has no option or restricted stock awards with market or performance conditions attached to them. The Company generally issues shares for option exercises from its treasury stock. No further awards will be granted from the 2000 program.

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. The following shows supplemental non-cash investing and financing activities for the periods presented:

	2009	2008	2007
	(in thousands)
Transfer of loans and leases receivable to other repossessed assets	$5,271	$5,877	$—
Cash paid for income taxes	2,434	12,672	8,509
Cash paid for interest	42,448	56,602	64,639

Comprehensive Income

The Company reports comprehensive income in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

	Year ended December 31, 2009
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$5,229	($1,919)	$3,310
Less reclassification adjustment for net gains realized in net income (loss)	2,905	(1,017)	1,888

Net unrealized gains on available for sale securities	2,324	(902)	1,422
Change in pension liabilities	486	(197)	289

Other comprehensive income, net	$2,810	($1,099)	$1,711

	Year ended December 31, 2008
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	($174)	$94	($80)
Less reclassification adjustment for net gains realized in net income	53	(18)	35

Net unrealized losses on available for sale securities	(227)	112	(115)
Change in pension liabilities	(646)	226	(420)

Other comprehensive loss, net	($873)	$338	($535)

	Year ended December 31, 2007
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$3,687	($1,286)	$2,401
Less reclassification adjustment for net gains realized in net income	1,769	(566)	1,203

Net unrealized gains on available for sale securities	1,918	(720)	1,198
Change in pension liabilities	60	(21)	39

Other comprehensive income, net	$1,978	($741)	$1,237

Goodwill and Other Identifiable Intangible Assets

Goodwill and core deposit intangibles resulting from prior acquisitions totaled $87.1 million and $7.9 million, respectively, at the time of acquisition. Total goodwill was $87.1 million at December 31, 2009 and 2008. Core deposit intangibles were $1.6 million and $2.7 million at December 31, 2009 and 2008, respectively. Amortization expense of core deposit intangibles was $1.1 million for both December 31, 2009 and 2008, and $1.2 million for December 31, 2007. Amortization expense of core deposit intangibles is expected to be $1.1 million in 2010 and $577,000 in 2011.

The Company tests goodwill for impairment annually or when circumstances indicate a potential for impairment at the reporting unit level. Impairment testing requires that the fair value of each reporting unit be compared to the carrying value of its net assets, including goodwill (the “Step One Test”). The Company has determined that it has one reporting unit, Community Banking. The Company determined that the income approach and the market approach were most appropriate in determining if a “Step Two Test” for impairment was necessary.

The income approach uses a dividend discount analysis. This approach calculates cash flows to a potential acquirer based on the anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (such as legal and financial adviser fees, contract cancellations, severance and employment obligations, and other transaction costs). The analysis then calculates the present value of all excess cash flows generated by the company (above the minimum tangible capital ratio) plus the present value of a terminal sale value.

The Market approach is used to calculate the fair value of a company by calculating median price multiples in recent actual acquisitions of companies of similar size and then applying these multiples to the Company. This technique uses historical data to create a current pricing level and is thus a trailing indicator. Results of the selected transaction approach need to be understood in this context, especially in periods of rapid price change and market uncertainty. Also included in the analysis was a premium to market approach which calculates the change of control price a market participant would pay for a company by adding a change of control premium to the trading value of a company. The analysis also considered a change of control premium to peer market price approach which substitutes trading values from a group of peer companies for the trading values of the parent company.

Based on this analysis, there was no indication that the Company’s goodwill was impaired as of December 31, 2009, and a Step Two Test was not required.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is owner and beneficiary of the policies. At December 31, 2009 and 2008, the Company had $41.7 million and $39.2 million, respectively, in BOLI. Income earned on BOLI was $1.9 million, $1.7 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Income earned on BOLI in 2009 and 2008 included $485,000 and $392,000, respectively, in proceeds from insurance policy payouts.

The Company implemented authoritative accounting guidance which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability.

The Company adopted these guidelines effective January 1, 2008. Upon adoption, the Company recorded an increase to the accumulated deficit of approximately $546,000.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangibles, deferred loan fees, deferred compensation, valuation reserves on leases held for sale and state net operating loss carryforwards.

The Company implemented authoritative accounting literature related to uncertain tax positions. Uncertain tax positions are evaluated to determine if the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this accounting guidance effective January 1, 2007. As a result of this adoption the Company recorded a decrease to its accumulated deficit of $509,000.

Variable Interest Entities

Management has determined that Lakeland Bancorp Capital Trust I, Lakeland Bancorp Capital Trust II, Lakeland Bancorp Capital Trust III and Lakeland Bancorp Capital Trust IV (collectively, “the Trusts”) qualify as variable interest entities under ASC 810, “Variable Interest Entities.” The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company.

The Federal Reserve has issued guidance on the regulatory capital treatment for the trust preferred securities issued by the Trusts as a result of the adoption of ASC 810. The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule will allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying ASC 810 at March 31, 2011. Management expects that its capital ratios will continue to be categorized as “well-capitalized” under the regulatory framework for prompt corrective action.

New Accounting Pronouncements

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted the presentation for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

In June 2008, the FASB issued guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (“EPS”). The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions, and did not have a material effect on the Company’s EPS.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans as of the annual reporting date.

This guidance became effective for fiscal years ending after December 15, 2009. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued the following guidance that was intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities. This included:

•	guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity of an asset or liability have decreased significantly.

•

enhanced consistency in financial disclosure by requiring fair value disclosures for financial instruments to be reported in interim financial statements. Previously, fair values for financial instruments were only disclosed annually.

•

additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.

The above guidance was effective for interim and annual periods ending after June 15, 2009. The Company applied this guidance in the second quarter and expanded the disclosures as required.

On April 13, 2009, the Securities and Exchange Commission issued guidance on how to evaluate equity securities for other-than-temporary impairment and when a write-down of the carrying value is required. There was no material impact on the Company’s consolidated financial statements upon adoption. The Company recorded other-than-temporary impairments on its equity securities of $940,000 in 2009.

On May 28, 2009, the FASB issued accounting guidance which established general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the guidance requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company applied the guidance which did not have a material impact on the Company’s financial statements taken as a whole.

On June 12, 2009, the FASB issued accounting guidance changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. Management does not expect that application of this guidance will have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued accounting guidance which provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. This guidance also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This accounting guidance is effective for the first reporting period (including interim periods) beginning after issuance or the fourth quarter of 2009 for the Company. The Company applied this guidance in fourth quarter 2009, and adoption did not have a material impact on the Company’s consolidated financial statements taken as a whole.

In January 2010, the FASB issued accounting guidance to enhance fair value measurement disclosures by requiring the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reason for the transfers. Furthermore, activity in Level 3 fair value measurements should separately provide information about purchases, sales, issues and settlements rather than providing that information as one net number. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the enhanced Level 3 disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. Management does not expect that application of this guidance will have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the 2009 presentation.

NOTE 2—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$81,678	$74	$(271)	$81,481	$52,131	$1,045	$(2)	$53,174
Mortgage-backed securities	243,118	2,304	(594)	244,828	180,938	2,600	(1,498)	182,040
Obligations of states and political subdivisions	14,666	369	(33)	15,002	10,733	272	(15)	10,990
Other debt securities	14,981	41	(1,701)	13,321	16,567	3	(3,886)	12,684
Equity securities	21,107	197	(406)	20,898	24,149	129	(992)	23,286

	$375,550	$2,985	$(3,005)	$375,530	$284,518	$4,049	$(6,393)	$282,174

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$4,994	$307	$—	$5,301	$21,760	$684	$—	$22,444
Mortgage-backed securities	27,837	951	(19)	28,769	34,141	524	(102)	34,563
Obligations of states and political subdivisions	47,412	1,383	(33)	48,762	52,626	872	(74)	53,424
Other debt securities	1,578	3	(24)	1,557	1,587	—	(137)	1,450

	$81,821	$2,644	$(76)	$84,389	$110,114	$2,080	$(313)	$111,881

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,058	$1,064	$12,453	$12,551
Due after one year through five years	64,851	64,920	24,097	25,223
Due after five years through ten years	41,496	40,455	16,226	16,610
Due after ten years	3,920	3,365	1,208	1,236

	111,325	109,804	53,984	55,620
Mortgage-backed securities	243,118	244,828	27,837	28,769
Equity securities	21,107	20,898	—	—

Total securities	$375,550	$375,530	$81,821	$84,389

The following table shows proceeds from sales of securities, gross gains on sales of securities and gross losses on sales of securities for the periods indicated:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Sale proceeds	$153,763	$10,108	$2,438
Gross gains	4,506	53	1,769
Gross losses	(661)	—	—

Securities with a carrying value of approximately $331.7 million and $280.9 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	Less than 12 months		12 months or longer		Number of securities	Total
December 31, 2009	Fair value	Unrealized Losses	Fair value	Unrealized Losses		Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$32,681	$271	$—	$—	8	$32,681	$271
Mortgage-backed securities	66,874	467	6,507	127	26	73,381	594
Obligations of states and political subdivisions	2,541	32	64	1	6	2,605	33
Other debt securities	—	—	10,255	1,701	4	10,255	1,701
Equity securities	620	134	812	272	5	1,432	406

	$102,716	$904	$17,638	$2,101	49	$120,354	$3,005

HELD TO MATURITY
Mortgage-backed securities	$1,795	$19	$8	$—	2	$1,803	$19
Obligations of states and political subdivisions	—	—	1,088	33	3	1,088	33
Other debt securities	—	—	1,019	24	2	1,019	24

	$1,795	$19	$2,115	$57	7	$3,910	$76

	Less than 12 months		12 months or longer		Number of securities	Total
December 31, 2008	Fair value	Unrealized Losses	Fair value	Unrealized Losses		Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$5,000	$2	$—	$—	1	$5,000	$2
Mortgage-backed securities	15,786	540	21,045	958	37	36,831	1,498
Obligations of states and political subdivisions	528	15	—	—	2	528	15
Other debt securities	507	1	8,071	3,885	5	8,578	3,886
Equity securities	5,480	551	4,674	441	6	10,154	992

	$27,301	$1,109	$33,790	$5,284	51	$61,091	$6,393

HELD TO MATURITY
Mortgage-backed securities	$4,653	$54	$3,937	$48	12	$8,590	$102
Obligations of states and political subdivisions	2,001	67	354	7	7	2,355	74
Other debt securities	—	—	1,450	137	3	1,450	137

	$6,654	$121	$5,741	$192	22	$12,395	$313

Management has evaluated the securities in the above table and has concluded that, with the exception of the equity securities discussed below, none of the securities with unrealized losses has impairments that are other-than-temporary. In its evaluation, management considered the credit rating on the securities and the results of discounted cash flow analyses. Investment securities, including the mortgage backed securities and corporate securities, are evaluated on a periodic basis to determine if factors are identified that would require further analysis. In evaluating the Company’s securities, including mortgage backed securities and corporate securities, management considers the following items:

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

In 2009, the Company recorded other-than-temporary impairment charges of $940,000 on investments in its equity securities portfolio. Management evaluated its portfolio of equity securities, and based on its evaluation of the financial condition and near-term prospects of selected issuers, management was unsure that it could recover its investment in the securities.

NOTE 3—LOANS AND LEASES

	December 31,
	2009	2008
	(in thousands)
Commercial	$1,086,967	$958,620
Leases	113,160	311,463
Leases held for sale	7,314	—
Real estate-mortgage	374,091	336,951
Real estate-construction	116,997	107,928
Home Equity and Consumer	315,598	315,704

Total loans and leases	2,014,127	2,030,666
Plus deferred costs	2,908	4,165

Loans and leases net of deferred fees	$2,017,035	$2,034,831

Future minimum lease payments of lease receivables (including leases held for sale) are as follows (in thousands):

2010	$56,154
2011	36,363
2012	20,497
2013	6,901
2014	559

$120,474

Changes in the allowance for loan and lease losses are as follows:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$25,053	$14,689	$13,454
Provision for loan and lease losses	51,615	23,730	5,976
Loans and leases charged off*	(53,382)	(13,971)	(5,367)
Recoveries	2,277	605	626

Balance at end of year	$25,563	$25,053	$14,689

*	Includes $22,122 in charge-offs recorded upon reclassification of certain leases from held for investment to held for sale

The balance of impaired loans and leases was $31.4 million and $14.1 million at December 31, 2009 and 2008, respectively. Lakeland identifies a loan or lease as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the agreements. The allowance for loan and lease losses associated with impaired loans and leases was $3.7 million at December 31, 2009 and 2008, respectively. At December 31, 2009, the Company had $14.6 million in impaired loans and leases for which there was no related allowance for loan losses. The average recorded investment on impaired loans and leases was $25.2 million, $9.7 million and $7.0 million during 2009, 2008 and 2007, respectively, and the income recognized, primarily on the cash basis, on impaired loans and leases was $55,000, $200,000 and $154,000 during 2009, 2008 and 2007, respectively. Interest which would have been accrued on impaired loans and leases during 2009, 2008 and 2007 was $2.0 million, $761,000 and $720,000, respectively. Lakeland’s policy for interest income recognition on restructured loans and leases is under the accrual method under the restructured terms if collateral is sufficient. Lakeland recognizes income on non-accrual and impaired loans and leases under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Lakeland; if these factors do not exist, Lakeland will not recognize income until all principal has been recovered.

Loans and leases past due 90 days or more and still accruing are those loans and leases as to which payment of interest or principal is in arrears for a period of 90 days or more but are adequately collateralized as to interest and principal and are in the process of collection. Non-accrual loans and leases are those on which income under the accrual method has been discontinued with subsequent interest payments credited to interest income when received, or if ultimate collectibility of principal is in doubt, applied as principal reductions. Restructured loans and leases are loans and leases where significant concessions have been made due to borrowers’ financial difficulties. Interest on these loans and leases is either accrued or credited directly to interest income upon the receipt of cash. Loans and leases past due 90 days or more and non-accrual loans were as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Loans and leases past due 90 days or more and still accruing	$1,437	$825	$667

Non-accrual loans and leases	$38,711	$16,544	$10,159

The impact of the above non-performing loans and leases on interest income is as follows:

December 31,	2009	2008	2007
	(in thousands)
Interest income if performing in accordance with original terms	$1,951	$761	$720
Interest income actually recorded	55	200	154

	$1,896	$561	$566

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to the Company. These loans at December 31, 2009, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. At December 31, 2009, loans to these related parties amounted to $24.8 million. There were new loans of $9.8 million to related parties and repayments of $10.1 million from related parties in 2009.

Leases Held for Sale

During the year ended December 31, 2009, Lakeland reclassified $90.1 million in lease pools to held for sale status based upon a change in management’s intent with the leases, and a mark-to-market adjustment of $22.1 million was recorded upon transfer into held for sale to record the leases at lower of cost or market. During the year ended December 31, 2009, Lakeland sold lease pools with a carrying value of $54.2 million for $53.4 million and recorded a loss on sales of leases of $792,000. The following table shows the components of losses on held for sale leasing assets for the period presented:

(in thousands)	For the year ended December 31, 2009
Losses on sales of held for sale leases	$(792)
Mark-to-market adjustment on held for sale leases	(1,431)
Recovery of leases previously written down held for sale	592
Gains (losses) on sales of other repossessed assets	230

Total loss on held for sale leasing assets	$(1,401)

Losses on held for sale leasing assets are included in gain (loss) on leasing related assets along with other miscellaneous leasing income typically recorded in Lakeland’s leasing business.

Lakeland had leases held for sale with a fair market value of $7.3 million as of December 31, 2009. Management recorded the mark-to-market adjustments on the pools of leases based on indications of interest from potential buyers, and sales prices of similar leases previously sold adjusted for differences in types of collateral and other characteristics.

At December 31, 2009, the Company had other repossessed assets and other real estate owned of $1.4 million and $442,000, respectively. At December 31, 2008, the Company had other repossessed assets of $4.0 million. For the years ended December 31, 2009 and 2008, the Company had writedowns of $782,000 and $99,000, respectively, on other repossessed assets which are included in other real estate and repossessed asset expense in the Statement of Operations.

NOTE 4—PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2009	2008
		(in thousands)
Land	Indefinite	$5,443	$5,443
Buildings and building improvements	10 to 50 years	30,871	30,808
Leasehold improvements	10 to 25 years	2,425	2,275
Furniture, fixtures and equipment	2 to 30 years	28,992	26,323

		67,731	64,849
Less accumulated depreciation and amortization		38,535	35,370

		$29,196	$29,479

NOTE 5—DEPOSITS

At December 31, 2009, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2010	$348,009
2011	77,569
2012	10,659
2013	28,210
2014	100
Thereafter	1,193

$465,740

NOTE 6—DEBT

Lines of Credit

As of December 31, 2009 the Company had approved lines of credit with the Federal Home Loan Bank (FHLB) of New York of up to $200.0 million. Borrowings under this arrangement have an interest rate that fluctuates based on market conditions and customer demand. As of December 31, 2009 and 2008, there were no overnight borrowings against these lines. As of December 31, 2009, the Company also had overnight federal funds lines available for it to borrow $175.0 million. The Company had borrowed $14.1 and $8.5 million against these lines as of December 31, 2009 and 2008, respectively. The Company may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2009.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Short-term borrowings at December 31, 2009 and 2008 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

	2009	2008	2007
	(dollars in thousands)
Federal funds purchased:
Balance at December 31	$14,075	$8,500	$7,000
Interest rate at December 31	0.50%	0.50%	4.00%
Maximum amount outstanding at any month-end during the year	$42,400	$120,525	$60,800
Average amount outstanding during the year	$4,447	$25,732	$8,276
Weighted average interest rate during the year	0.55%	2.42%	5.28%

	2009	2008	2007
	(dollars in thousands)
Securities sold under agreements to repurchase:
Balance at December 31	$49,597	$53,863	$42,294
Interest rate at December 31	0.27%	0.29%	3.39%
Maximum amount outstanding at any month-end during the year	$55,101	$57,163	$54,602
Average amount outstanding during the year	$45,439	$51,515	$46,431
Weighted average interest rate during the year	0.25%	1.68%	4.02%

Long-Term Debt

FHLB Debt

At December 31, 2009, advances from the FHLB totaling $85.9 million will mature within one to eight years and are reported as long-term borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 4.28%. In fourth quarter 2009, the Company prepaid $55.0 million of its FHLB debt that had a weighted rate of 3.81% and incurred a prepayment penalty of $3.1 million.

FHLB debt matures as follows (in thousands):

2010	$900
2011	10,000
2012	40,000
2013	—
2014	10,000
Thereafter	25,000

$85,900

Long-term Securities Sold Under Agreements to Repurchase

At December 31, 2009, the Company had $60.0 million in long-term securities sold under agreements to repurchase. These securities can be called starting in 2009. These advances are collateralized by certain securities. The advances had a weighted average interest rate of 4.39%. These borrowings have rates that can reset quarterly. These long-term securities sold under agreements to repurchase mature as follows (in thousands):

2010	$—
2011	—
2012	—
2013	10,000
2014	20,000
Thereafter	30,000

$60,000

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

The proceeds from the U.S. Treasury are allocated to the Series A preferred stock and the warrant based on their relative fair values. The fair value of the Series A preferred stock was determined through a discounted future cash flow model. The Company calculated the fair value of the Series A preferred stock by using a 14% discount rate and discounting the cash flows over a 10 year period. A Black-Scholes pricing model was used to calculate the fair value of the warrant. The Black-Scholes model used the following assumptions, a dividend yield of 5.12%, volatility of 32% and a risk-free interest rate of 3.05%.

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

NOTE 8—SHAREHOLDER PROTECTION RIGHTS PLAN

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

After the rights become exercisable, under certain circumstances, the rights (other than rights held by a 15.0% beneficial owner or an “adverse person”) will entitle the holders to purchase the Company's common shares at a substantially reduced price.

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

NOTE 9—INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current tax provision (benefit)	$(5,052)	$11,714	$10,374
Deferred tax benefit	(2,725)	(4,490)	(2,173)

Total provision (benefit) for income taxes	$(7,777)	$7,224	$8,201

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Federal income tax (benefit), at statutory rates	$(4,609)	$7,836	$9,166
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,612)	(1,614)	(1,614)
State income tax, net of federal income tax effect	(1,156)	1,039	591
Other, net	(400)	(37)	58

Provision (benefit) for income taxes	$(7,777)	$7,224	$8,201

The net deferred tax asset consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$10,624	$10,440
Valuation reserves on leases held for sale	1,345	—
Valuation reserves for land held for sale and other real estate	679	679
State net operating loss carryforward	1,195	—
Non-accrued interest	779	646
Depreciation	—	154
Deferred compensation	1,239	1,192
Capital loss carryforwards	—	526
Other than temporary impairment loss on investment securities	329	—
Unfunded pension benefits	298	495
Unrealized loss on securities available for sale	—	896
Other, net	428	310

Deferred tax assets	16,916	15,338

Deferred tax liabilities:
Core deposit intangible from acquired companies	729	1,163
Deferred loan costs	1,247	1,114
Prepaid expenses	342	312
Depreciation and amortization	236	—
Deferred gain on securities	194	194
Fair market value adjustments	70	92
Unrealized gains on securities available for sale	7	—
Other	571	568

Deferred tax liabilities	3,396	3,443

Net deferred tax assets, included in other assets	$13,520	$11,895

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2009 will be realized.

The Company had state net operating losses of $20.4 million, that are scheduled to expire in 2029.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

(in thousands)	2009	2008
Balance at January 1	$712	$954
Additions for tax positions of prior years	83	172
Reductions for tax positions resulting from lapse of statute of limitations	(101)	(70)
Settlements	—	(344)

Balance at December 31	$694	$712

The amount of unrecognized tax benefits as of December 31, 2009 and 2008, was $463,000 and $480,000, respectively, all of which, if ultimately recognized, would reduce the Company’s annual effective tax rate.

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal or state and local examinations by tax authorities for the years before 2005.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $158,000 and $136,000 for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

NOTE 10—EARNINGS PER SHARE

The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock. The following tables present the computation of basic and diluted earnings per share for the periods presented.

	Year ended December 31, 2009
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic loss per share
Net loss available to common shareholders	$(8,590)	23,673	$(0.36)
Effect of dilutive securities
Stock options, restricted stock and a warrant	—	—	—

Diluted loss per share
Net loss available to common shareholders plus assumed conversions	$(8,590)	23,673	$(0.36)

Options to purchase 815,473 shares of common stock, a warrant to purchase 949,571 shares of common stock and 96,891 shares of restricted stock at a weighted average of $12.38, $9.32 and $11.97 per share, respectively, were not included in the computation of diluted earnings per share because of the net loss recorded. The two step-method was not used in the computation of earnings per share because of the net loss recorded.

	Year ended December 31, 2008
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$15,165	23,465	$0.65
Less: earnings allocated to participating securities	63	—	—

Net income allocated to common shareholders	$15,102	23,465	0.65
Effect of dilutive securities
Stock options and restricted stock	—	84	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$15,102	23,549	$0.64

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

	Year ended December 31, 2007
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$17,988	23,187	$0.78
Less: earnings allocated to participating securities	29		—

Net income allocated to common shareholders	$17,959	23,187	0.78
Effect of dilutive securities
Stock options and restricted stock	—	98	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$17,959	23,285	$0.77

Options to purchase 902,205 shares of common stock at a weighted average of $14.11 per share were outstanding during 2007. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price during the period.

NOTE 11—EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $581,000 for 2008 and $675,000 for 2007. There were no contributions to the profit sharing plan in 2009.

Salary Continuation Agreements

The National Bank of Sussex County (NBSC) entered into a salary continuation agreement during 1996 with its former Chief Executive Officer and its President which entitle them to certain payments upon their retirement. As part of the merger of the Company and NBSC’s parent (High Point Financial Corp.) in July 1999, Lakeland placed in trusts amounts equal to the present value of the amounts that would be owed to them in their retirement. These amounts were $722,000 for the Chief Executive Officer and $381,000 for the President. The Company has no further obligation to pay additional amounts pursuant to these agreements.

Former CEO Retirement Benefits

Metropolitan State Bank entered into an agreement in January 1997 with its former Chief Executive Officer (CEO), which provides for an annual retirement benefit of $35,000 for a fifteen year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period. During 2009, 2008 and 2007, $8,000, $15,000 and $10,000, respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401K plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 50% of the employee’s contributions. The Company’s contributions in 2009, 2008 and 2007 totaled $558,000, $424,000 and $397,000, respectively.

Pension Plan

Newton Trust Company had a defined benefit pension plan (the Plan) that was frozen prior to the acquisition by the Company. All participants of the Plan ceased accruing benefits as of that date.

The investment policy and strategy of the Plan and its advisors includes target portfolio allocations of approximately 60% in equities and 40% in debt securities. Based on historical performance, the Plan assumes that the long term equity securities have earned a rate of return of approximately 10% and fixed income securities have earned a return of between 1% and 5%.

The assets of the Plan consist of cash and cash equivalents and investments in mutual funds that are actively traded. All of the mutual funds are classified as Level 1 securities meaning that their market values are unadjusted quoted prices in active markets. For further explanation of Level 1 securities, please see the discussion of fair value measurements in Note 16 – Fair Market Value and Estimated Fair Value of Financial Instruments.

The following table shows the fair market value and the portfolio allocations of the assets in the Plan by type of investment as of December 31, 2009 (dollars in thousands):

(in thousands)	Market Value	Percent of Assets
Cash and cash equivalents	$168	14%
Fixed Income Mutual funds	387	31%
U.S. Large-Cap funds	230	19%
US Mid- and Small-Cap funds	80	6%
US Balanced funds	112	9%
International funds	201	16%
Commodity funds	57	5%

	$1,235	100%

The accumulated benefit obligation as of December 31, 2009 and 2008, is as follows:

(in thousands)	2009	2008
Accumulated postretirement benefit obligation	$1,899	$1,723
Interest Cost	94	99
Actuarial (gain) loss	(80)	220
Estimated benefit payments	(82)	(143)

Total accumulated postretirement benefit obligation	1,831	1,899

Fair value of plan assets beginning of period	950	1,290
Return on plan assets	207	(307)
Benefits paid	(82)	(143)
Contribution	160	110

Fair value of plan assets at end of year	1,235	950

Funded status	(596)	(949)
Unrecognized net actuarial loss	—	—

Prepaid benefit	($596)	($949)

Accumulated benefit obligation	$1,831	$1,899

The components of net periodic pension cost are as follows:

(in thousands)	2009	2008	2007
Amortization of actuarial loss	$71	$23	$31
Interest cost on APBO	94	99	98
Expected return on plan assets	(49)	(92)	(85)

Net periodic postretirement cost	$116	$30	$44

The benefits expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

2010	$37
2011	37
2012	37
2013	63
2014	84
2015 – 2019	570

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

	2009	2008
Discounted rate	5.25%	5.00%
Expected return on plan assets	6.25%	7.25%
Rate of compensation	0.00%	0.00%

Deferred Compensation Arrangements

High Point Financial Corp had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2009, 2008 and 2007, $0, $42,000, and $0, respectively, was charged to operations related to these obligations. As of December 31, 2009 and 2008, the accrued liability for these plans was $203,000 and $194,000, respectively.

Supplemental Executive Retirement Plans

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its former Chief Executive Officer that provides annual retirement benefits of $150,000 a year for a 15 year period when the former Chief Executive Officer reached the age of 65. Our former Chief Executive Officer retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current Chief Executive Officer that provides annual retirement benefits of $150,000 for a 15 year period when the Chief Executive Officer reaches the age of 65. In November 2008, the Company entered into a SERP with its Senior Executive Vice President and Chief Operating Officer that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2009, 2008 and 2007, the Company recorded compensation expense of $230,000, $120,000 and $283,000, respectively, for these plans.

NOTE 12—DIRECTORS RETIREMENT PLAN

The Company provides a plan that any director who became a member of the Board of Directors prior to 2009 who completes five years of service may retire and continue to be paid for a period of ten years at a rate ranging from $5,000 through $17,500 per annum, depending upon years of credited service. This plan is unfunded. The following tables present the status of the plan and the components of net periodic plan cost for the years then ended. The measurement date for the accumulated benefit obligation is December 31 of the years presented.

	December 31,
	2009	2008
	(in thousands)
Accrued plan cost included in other liabilities	$1,047	$1,117

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$(66)	$109
Unrecognized prior service cost	—	—

Amounts not recognized as a component of net postretirement benefit cost	$(66)	$109

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$27	$23	$19
Interest cost	50	59	59
Amortization of prior service cost	43	40	54

	$120	$122	$132

A discount rate of 5.25% and 5.00% was assumed in the plan valuation for 2009 and 2008, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2010	$80
2011	63
2012	70
2013	70
2014	70
2015 – 2019	317

The Company expects its contribution to the director’s retirement plan to be $80,000 in 2010.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2010 is $40,000.

NOTE 13—STOCK-BASED COMPENSATION

Employee Stock Option Plans

On May 21, 2009, the Company’s shareholders approved the 2009 Equity Compensation Program, which authorizes the granting of incentive stock options, supplemental stock options, restricted shares and restricted stock units to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes the issuance of 2 million shares in connection with options and awards granted under the 2009 program. No awards have been granted under the 2009 program through December 31, 2009.

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized 2,257,369 shares of common stock of the Company. No further awards will be granted from the 2000 program.

During 2008 and 2007 the Company granted options to purchase 25,000 and 26,250 shares, respectively, to new non-employee directors of the Company at exercise prices of $13.16 and $11.43 per share, respectively. The director’s options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. As of December 31, 2009 and 2008, 250,235 and 283,592 options granted to directors were outstanding, respectively.

As of December 31, 2009 and 2008, outstanding options to purchase common stock granted to key employees were 526,168 and 569,070, respectively.

In addition to the 2000 Equity Compensation program, the Company has assumed the outstanding options granted under Newton Financial Corp.’s 1999 Stock Option Plan (the Newton Plan). As of December 31, 2009 and 2008, 39,070 and 42,858 options, respectively, were outstanding under the Newton Plan.

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

Excess tax benefits of stock based compensation was $2,000, $105,000 and $103,000 for the years 2009, 2008 and 2007, respectively.

For the year ended December 31, 2008, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2008
Risk-free interest rates	3.09%
Expected dividend yield	3.25%
Expected volatility	32.00%
Expected lives (years)	7.00

Weighted average fair value of options granted	$3.42

There were no stock options granted in 2009.

A summary of the status of the Company’s option plans as of December 31, 2009 and the changes during the year ending on that date is represented below.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	895,521	$12.45		$793,473
Granted	—	—
Exercised	(2,450)	6.30
Expired	(2,787)	5.67
Forfeited	(74,811)	13.68

Outstanding, end of year	815,473	$12.38	3.58	$27,604

A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2009 and changes for the year then ended is presented below.

Non-vested Options	Shares	Weighted- Average Grant-date Fair Value
Non-vested, January 1, 2009	35,750	$3.18
Granted	—	$—
Vested	(10,250)	$3.14

Non-vested, December 31, 2009	25,500	$3.20

As of December 31, 2009, there was $62,000 of unrecognized compensation expense related to unvested stock options under the 2000 Equity Compensation Program. Compensation expense recognized for stock options was $32,000, $45,000 and $21,000 for 2009, 2008, and 2007, respectively.

The aggregate intrinsic values of options exercised in 2009, 2008 and 2007 were $5,000, $376,000 and $348,000, respectively. Exercise of stock options during 2009, 2008 and 2007 resulted in cash receipts of $15,000, $2.8 million and $408,000, respectively. The total fair value of options that vested in 2009, 2008 and 2007 were $32,000, $32,000 and $15,000, respectively.

Information regarding the Company’s restricted stock for the year ended December 31, 2009 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2009	114,008	$12.53
Granted	14,452	9.26
Vested	(30,901)	12.79
Forfeited	(668)	10.90

Outstanding, December 31, 2009	96,891	$11.97

The total fair value of the restricted stock vested during the year ended December 31, 2009 was approximately $395,000. Compensation expense recognized for restricted stock was $411,000, $306,000 and $240,000 in 2009, 2008, and 2007, respectively. There was approximately $1.0 million in unrecognized compensation expense related to restricted stock grants as of December 31, 2009.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rent expense under long-term operating leases amounted to approximately $1,986,000, $1,583,000 and $1,343,000 for the years ended December 31, 2009, 2008 and 2007, respectively, including rent expense to related parties of $300,000 in 2009, $197,000, in 2008, and $205,000 in 2007. At December 31, 2009, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2029 are as follows (in thousands):

Year
2010	$1,769
2011	1,594
2012	1,370
2013	1,138
2014	1,125
Thereafter	7,631

$14,627

Litigation

A complaint, dated February 24, 2010, was filed by the International Association of Machinists and Aerospace Workers, as plaintiff, against the Company and other unrelated parties in the Circuit Court of Maryland for Prince George’s County. The plaintiff alleges fraudulent conduct in connection with certain equipment leases it entered into by a vendor and lease broker not affiliated with the Company. Certain of these leases were subsequently assigned to Lakeland resulting in the Plaintiff amending their Complaint to include all parties who were assignees. The Company believes that the claims asserted against it are without merit.

Other than as described above, there are no pending legal proceedings involving the Company or Lakeland other than those arising in the normal course of business. Management does not anticipate that the potential liability, if any, arising out of such legal proceedings will have a material effect on the financial condition or results of operations of the Company and Lakeland on a consolidated basis.

NOTE 15—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

Lakeland is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement Lakeland has in particular classes of financial instruments.

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2009	2008
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$403,344	$402,404
Standby letters of credit and financial guarantees written	9,141	8,969

At December 31, 2009 there were $86,000 in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings. There were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings at December 31, 2008.

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2009 and 2008 varies based on management’s credit evaluation.

Lakeland issues financial and performance letters of credit. Financial letters of credit require Lakeland to make payment if the customer fails to make payment, as defined in the agreements. Performance letters of credit require Lakeland to make payments if the customer fails to perform certain non-financial contractual obligations. Lakeland defines the initial fair value of these letters of credit as the fees received from the customer. Lakeland records these fees as a liability when issuing the letters of credit and amortizes the fee over the life of the letter of credit.

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2009 is $9.1 million and they expire through 2024. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2009, Lakeland had $403.3 million in loan and lease commitments, with $340.1 million maturing within one year, $41.3 million maturing after one year but within three years, $4.6 million maturing after three years but within five years, and $17.4 million maturing after five years. As of December 31, 2009, Lakeland had $9.1 million in standby letters of credit, with $8.9 million maturing within one year, $160,000 maturing after one year but within three years, and $80,000 maturing after five years.

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

NOTE 16—FAIR MARKET VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and leases. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2009 and 2008 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 2009 and 2008 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$58,663	$58,663	$49,776	$49,776
Investment securities available for sale	375,530	375,530	282,174	282,174
Investment securities held to maturity	81,821	84,389	110,114	111,881
Loans, including leases held for sale	2,017,035	2,015,268	2,034,831	2,085,336

Financial Liabilities:
Deposits	2,157,187	2,160,445	$2,056,133	2,065,332
Federal funds purchased and securities sold under agreements to repurchase	63,672	63,672	62,363	62,363
Long-term debt	145,900	161,023	210,900	225,760
Subordinated debentures	77,322	81,503	77,322	83,858

Commitments:
Standby letters of credit	—	20	—	11

U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest level priority to unobservable inputs (level 3 measurements).

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

The following table sets forth the Company’s financial assets that were accounted for at fair values as of December 31, 2009 by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Investment securities, available for sale
US government agencies	$—	$81,481	$—	$81,481
Mortgage backed securities	—	244,828	—	244,828
Obligations of states and political subdivisions	—	15,002	—	15,002
Corporate debt securities	—	13,321	—	13,321
Other equity securities	1,385	19,513	—	20,898

Total securities available for sale	$1,385	$374,145	$—	$375,530

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Leases held for sale	$—	$—	$7,314	$7,314
Impaired Loans and Leases	—	—	31,377	$31,377
Other real estate and other repossessed assets	—	—	1,864	$1,864
Land held for sale	—	—	952	$952

Leases held for sale are those leases that Lakeland identified and intends to sell. Leases held for sale were valued at the lower of cost or market. Fair value indications were derived from sale price indications from potential buyers and based on sale prices of prior lease pools adjusted for differences in types of collateral and other characteristics.

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Fair value is measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or lease or fair value less estimated disposal costs of the acquired property.

Land held for sale represents a property held by the Company that is recorded at the lower of book or fair value. There is currently a contract for sale on the property in which the net proceeds of the sale would exceed the book value of the property.

NOTE 17—REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $234.7 million was available for payment of dividends from Lakeland to the Company as of December 31, 2009.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2009, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank of New York and the FDIC categorized the Company and Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2009 and 2008, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2009
Total capital (to risk-weighted assets)
Company	$279,922	13.90%	≥	$161,053	≥	8.00%		N/A		N/A
Lakeland	266,688	13.32		160,150		8.00	≥	$200,187	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$254,747	12.65%	≥	$80,527	≥	4.00%		N/A		N/A
Lakeland	241,653	12.07		80,075		4.00	≥	$120,112	≥	6.00%

Tier 1 capital (to average assets)
Company	$254,747	9.44%	≥	$107,923	≥	4.00%		N/A		N/A
Lakeland	241,653	8.99		107,470		4.00	≥	$134,338	≥	5.00%

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2008
Total capital (to risk-weighted assets)
Company	$233,215	11.52%	≥	$161,899	≥	8.00%		N/A		N/A
Lakeland	216,610	10.85		161,215		8.00	≥	$201,518	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$207,156	10.24%	≥	$80,949	≥	4.00%		N/A		N/A
Lakeland	193,416	9.60		80,607		4.00	≥	$121,524	≥	6.00%

Tier 1 capital (to average assets)
Company	$207,156	8.08%	≥	$102,597	≥	4.00%		N/A		N/A
Lakeland	193,416	7.57		102,244		4.00	≥	$127,805	≥	5.00%

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except per share amounts)
Total interest income	$34,156	$33,153	$32,990	$33,523
Total interest expense	11,264	10,670	9,968	8,541

Net interest income	22,892	22,483	23,022	24,982
Provision for loan and lease losses	6,376	34,083	4,718	6,438
Noninterest income	4,088	3,942	3,554	4,368
Gains (losses) on investment securities	885	—	—	2,960
Other-than-temporary impairment losses	—	(532)	—	(408)
Noninterest expense	16,751	19,653	17,077	20,313

Income (loss) before taxes (benefit)	4,738	(27,843)	4,781	5,151
Income taxes (benefit)	1,563	(15,121)	2,770	3,011

Net income (loss)	$3,175	$(12,722)	$2,011	$2,140

Dividends on Preferred Stock and Accretion	$539	$885	$885	$885

Net Income (Loss) Available to Common Stockholders	$2,636	$(13,607)	$1,126	$1,255

Earnings (loss) per share of common stock
Basic	$0.11	$(0.57)	$0.05	$0.05
Diluted	$0.11	$(0.57)	$0.05	$0.05

In the fourth quarter of 2009, the Company recorded a $3.1 million fee for the prepayment of $55.0 million of its long-term debt and an other-than-temporary impairment loss on securities available for sale of $408,000.

	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share amounts)
Total interest income	$36,113	$35,876	$36,262	$35,686
Total interest expense	15,663	13,340	13,122	13,233

Net interest income	20,450	22,536	23,140	22,453
Provision for loan and lease losses	1,267	8,158	3,273	11,032
Noninterest income	4,634	4,347	4,217	4,360
Gains on sales of investment securities	9	43	1	—
Noninterest expense	15,331	14,424	14,920	15,396

Income before taxes	8,495	4,344	9,165	385
Income taxes	2,955	1,464	3,309	(504)

Net income	$5,540	$2,880	$5,856	$889

Earnings per share
Basic	$0.24	$0.12	$0.25	$0.04
Diluted	$0.23	$0.12	$0.25	$0.04

In the fourth quarter of 2008, the Company increased its provision for loan and lease losses related to its leasing portfolio.

NOTE 19—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

BALANCE SHEETS

CONDENSED BALANCE SHEETS

		December 31,
		2009	2008
		(in thousands)
ASSETS
Cash and due from banks		$5,749	$8,179
Investment securities available for sale		1,682	2,323
Investment in subsidiaries		331,740	283,290
Land held for sale		952	1,077
Other assets		6,304	4,043

TOTAL ASSETS		$346,427	$298,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities		$1,119	$649
Subordinated debentures		77,322	77,322
Preferred stock		56,023	—
Common stockholders’ equity		211,963	220,941

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$346,427	$298,912

CONDENSED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2009	2008	2007
	(in thousands)
INCOME
Dividends from subsidiaries	$2,165	$10,739	$10,600
Other-than-temporary impairment losses on securities	(940)	—	—
Other income	184	218	1,971

TOTAL INCOME	1,409	10,957	12,571

EXPENSE
Interest on subordinated debentures	4,849	5,256	4,714
Noninterest expenses	1,266	1,227	1,230

TOTAL EXPENSE	6,115	6,483	5,944

Income (loss) before benefit for income taxes	(4,706)	4,474	6,627
Benefit for income taxes	(2,399)	(2,204)	(994)

Income (loss) before equity in undistributed income of subsidiaries	(2,307)	6,678	7,621
Equity in undistributed income (loss) of subsidiaries	(3,089)	8,487	10,367

NET INCOME (LOSS)	$(5,396)	$15,165	$17,988

Interest on preferred stock and discount accretion	3,194	—	—

Net Income (Loss) Available to Common Shareholders	$(8,590)	$15,165	$17,988

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,396)	$15,165	$17,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share based compensation	443	351	260
(Gain) loss on securities	940	—	(1,762)
(Increase) decrease in other assets	(2,136)	349	(1,431)
Increase (decrease) in other liabilities	—	(25)	119
Equity in undistributed (income) loss of subsidiaries	3,089	(8,487)	(10,367)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,060)	7,353	4,807

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(33)	(24)	(788)
Proceeds from sale of securities available for sale	—	—	2,432
Contribution to subsidiary	(50,000)	(3,000)	(19,000)

NET CASH USED IN INVESTING ACTIVITIES	(50,033)	(3,024)	(17,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common and preferred stock	(8,156)	(8,061)	(8,395)
Proceeds from issuance of long term debt	—	—	20,619
Purchase of treasury stock	—	—	(11)
Issuance of stock to the dividend reinvestment and stock purchase plan	35	75	—
Proceeds on issuance of preferred stock, net of costs	55,492	—	—
Common stock warrants issued	3,345	—	—
Excess tax benefits	2	105	103
Exercise of stock options	(55)	2,788	511

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	50,663	(5,093)	12,827

Net increase (decrease) in cash and cash equivalents	(2,430)	(764)	278
Cash and cash equivalents, beginning of year	8,179	8,943	8,665

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,749	$8,179	$8,943

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lakeland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. (a New Jersey corporation) and its subsidiaries (collectively, the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the guidance for fair value measurements and disclosures and post retirement benefits of endorsement split-dollar life insurance issued by the Financial Accounting Standard Board in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lakeland Bancorp, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 16, 2010

ITEM 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Securities Exchange Act Rule 15d-15(b).

Based on their evaluation as of December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2009, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited Lakeland Bancorp, Inc. (a New Jersey Corporation) and its subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Lakeland Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Lakeland Bancorp, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Bancorp, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLC

Philadelphia, Pennsylvania

March 16, 2010

ITEM 9B—Other Information

None.

PART III

ITEM 10—Directors, Executive Officers and Corporate Governance

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 11—Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program and the Company’s 2009 Equity Compensation Program as of December 31, 2009. These plans were the Company’s only equity compensation plans in existence as of December 31, 2009. The 2009 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2009 Equity Compensation Programs.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	912,364	$12.38	2,000,000
Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	912,364	$12.38	2,000,000

The number in column (a) includes 96,831 shares subject to restricted stock awards, including unvested shares. Shares subject to restricted stock awards have been excluded for purposes of calculating the weighted-average exercise price in column (b).

ITEM 13—Certain Relationships and Related Transactions, and Director Independence

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 14—Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15—Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2009 and 2008.

(ii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2009.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2009.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

3.2	By-Laws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.1	Registrant’s Shareholder Protection Rights Plan, dated as of August 24, 2001, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2001.

4.2	Warrant to Purchase up to 949,571 shares of Common Stock, dated February 6, 2009, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.

10.2	Lakeland Bancorp, Inc. 2009 Equity Compensation Program is incorporated by reference to Annex B to the Registrant’s definitive proxy materials for its 2009 Annual Meeting of Shareholders.

10.3	Employment Agreement – Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	Employment Agreement, dated as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.5	Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.6	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.9	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.10	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.11	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc. Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.12	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.13	Change in Control, Severance and Employment Agreement, dated as of November 24, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.14	Supplemental Executive Retirement Plan Agreement for Roger Bosma, dated August 21, 2003, and First Amendment to the Supplemental Executive Retirement Plan Agreement, adopted December 13, 2006, are incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	Letter Agreement, dated February 6, 2009, including the Securities Purchase Agreement -- Standard Terms attached thereto between the Registrant and the United States Department of the Treasury, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.16	Form of Waiver, executed by each of Thomas J. Shara, Joseph F. Hurley, Robert A. Vandenbergh, Jeffrey J. Buonforte and Louis E. Luddecke, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.17	Form of Executive Waiver Agreement, executed by each of Thomas J. Shara, Joseph F. Hurley, Robert A. Vandenbergh, Jeffrey J. Buonforte and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.18	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.19	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.20	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.21	First Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.22	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.23	Supplemental Executive Retirement Plan Agreement, effective as of December 23, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.24	Amendment No. 3 to Salary Continuation Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.25	Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz.

12.1	Statement of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 16, 2010	By:	/s/ THOMAS J. SHARA
Thomas J. Shara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROGER BOSMA* Roger Bosma	Director	March 16, 2010

/s/ BRUCE D. BOHUNY* Bruce D. Bohuny	Director	March 16, 2010

/s/ MARY ANN DEACON* Mary Ann Deacon	Director	March 16, 2010

/s/ JOHN W. FREDERICKS* John W. Fredericks	Director	March 16, 2010

/s/ MARK J. FREDERICKS* Mark J. Fredericks	Director	March 16, 2010

/s/ GEORGE H. GUPTILL, JR.* George H. Guptill, Jr.	Director	March 16, 2010

/s/ JANETH C. HENDERSHOT* Janeth C. Hendershot	Director	March 16, 2010

/s/ ROBERT E. MCCRACKEN* Robert E. McCracken	Director	March 16, 2010

/s/ ROBERT B. NICHOLSON, III* Robert B. Nicholson, III	Director	March 16, 2010

/s/ JOSEPH P. O’DOWD* Joseph P. O’Dowd	Director	March 16, 2010

/s/ THOMAS J. SHARA Thomas J. Shara	Director, President and Chief Executive Officer	March 16, 2010

/s/ STEPHEN R. TILTON, SR.* Stephen R. Tilton, Sr.	Director	March 16, 2010

S-1

	Signature	Capacity	Date

/s/ PAUL G. VIALL, JR.* Paul. G. Viall, Jr.		Director	March 16, 2010

/s/ JOSEPH F. HURLEY Joseph F. Hurley		Executive Vice President and Chief Financial Officer	March 16, 2010

*By:	/s/ THOMAS J. SHARA Thomas J. Shara Attorney-in-Fact

S-2