Form 10-Q
period 2010-03-31
LAKELAND BANCORP INC
filed 2010-05-07
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                          March 31, 2010

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

As of April 30, 2010 there were 24,006,370 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010 (unaudited)		December 31, 2009

		(dollars in thousands)
Cash	$92,195		$31,869
Federal funds sold and Interest-bearing deposits due from banks	8,490		26,794

Total cash and cash equivalents	100,685		58,663
Investment securities available for sale	396,089		375,530
Investment securities held to maturity; fair value of $79,795 in 2010 and $84,389 in 2009	77,311		81,821
Loans and leases, net of deferred costs	2,003,988		2,009,721
Leases held for sale	4,128		7,314
Less: allowance for loan and lease losses	26,836		25,563

Net loans	1,981,280		1,991,472
Premises and equipment - net	28,794		29,196
Accrued interest receivable	9,182		8,943
Goodwill	87,111		87,111
Other identifiable intangible assets, net	1,374		1,640
Bank owned life insurance	42,106		41,720
Other assets	44,044		47,872

TOTAL ASSETS	$2,767,976		$2,723,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing	$346,651		$323,175
Savings and interest-bearing transaction accounts	1,373,972		1,368,272
Time deposits under $100 thousand	280,500		283,512
Time deposits $100 thousand and over	201,653		182,228

Total deposits	2,202,776		2,157,187
Federal funds purchased and securities sold under agreements to repurchase	57,326		63,672
Long-term debt	145,900		145,900
Subordinated debentures	77,322		77,322
Other liabilities	11,968		11,901

TOTAL LIABILITIES	2,495,292		2,455,982

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 59,000 shares at March 31, 2010 and December 31, 2009	56,183		56,023
Common stock, no par value; authorized shares, 40,000,000; issued 24,740,564 shares, at March 31, 2010 and December 31, 2009	258,510		259,521
Accumulated deficit	(32,489)		(34,961)
Treasury stock, at cost, 741,619 shares at March 31, 2010 and 868,428 at December 31, 2009	(10,188)		(11,940)
Accumulated other comprehensive income (loss)	668		(657)

TOTAL STOCKHOLDERS’ EQUITY	272,684		267,986

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,767,976		$2,723,968

The accompanying notes are an integral part of these financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
	2010	2009

	(Dollars In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$28,252	$30,142
Federal funds sold and interest-bearing deposits with banks	28	26
Taxable investment securities	2,983	3,419
Tax-exempt investment securities	520	569

TOTAL INTEREST INCOME	31,783	34,156

INTEREST EXPENSE
Deposits	4,405	7,759
Federal funds purchased and securities sold under agreements to repurchase	37	38
Long-term debt	2,754	3,467

TOTAL INTEREST EXPENSE	7,196	11,264

NET INTEREST INCOME	24,587	22,892
Provision for loan and lease losses	4,879	6,376

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	19,708	16,516
NONINTEREST INCOME
Service charges on deposit accounts	2,448	2,667
Commissions and fees	885	823
Gains on investment securities	1	885
Income on bank owned life insurance	386	331
Gains on leasing related assets	304	185
Other income	85	82

TOTAL NONINTEREST INCOME	4,109	4,973

NONINTEREST EXPENSE
Salaries and employee benefits	8,903	8,583
Net occupancy expense	1,795	1,874
Furniture and equipment	1,170	1,264
Stationery, supplies and postage	426	420
Marketing expense	554	557
Core deposit intangible amortization	265	265
FDIC insurance expense	933	900
Collection expense	148	505
Legal expense	341	109
Other real estate and repossessed asset expense	37	120
Other expenses	2,208	2,154

TOTAL NONINTEREST EXPENSE	16,780	16,751

Income before provision for income taxes	7,037	4,738
Provision for income taxes	2,471	1,563

NET INCOME	$4,566	$3,175

Dividends on Preferred Stock and Accretion	898	539

Net Income Available to Common Stockholders	$3,668	$2,636

PER SHARE OF COMMON STOCK
Basic earnings	$0.15	$0.11

Diluted earnings	$0.15	$0.11

Dividends	$0.05	$0.10

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended March 31,
	2010	2009

	(in thousands)
NET INCOME	$4,566	$3,175

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Unrealized securities gain (loss) during period	1,321	(607)
Less: reclassification for gains included in net income	1	593
Change in pension liability, net	5	5

Other Comprehensive Income (Loss)	1,325	(1,195)

TOTAL COMPREHENSIVE INCOME	$5,891	$1,980

The accompanying notes are an integral part of these financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months ended March 31, 2010

						Accumulated
	Common stock		Series A			Other
	Number of Shares	Amount	Preferred Stock	Accumulated deficit	Treasury Stock	Comprehensive Income (Loss)	Total

	(dollars in thousands)
BALANCE DECEMBER 31, 2009	24,740,564	$259,521	$56,023	($34,961)	($11,940)	($657)	$267,986
Net Income, first three months of 2010	—	—	—	4,566	—	—	4,566
Other comprehensive income net of tax	—	—	—	—	—	1,325	1,325
Preferred dividends	—	—	—	(738)	—	—	(738)
Accretion of discount	—	—	160	(160)	—	—	—
Common stock warrant	—	—	—	—	—	—	—
Stock based compensation	—	132	—	—	—	—	132
Issuance of restricted stock awards	—	(476)	—	—	476	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(222)	—	(206)	442	—	14
Exercise of stock options, net of excess tax benefits	—	(445)	—	—	834	—	389
Cash dividends, common stock	—	—	—	(990)	—	—	(990)

BALANCE March 31, 2010(UNAUDITED)	24,740,564	$258,510	$56,183	($32,489)	($10,188)	$668	$272,684

Three Months ended March 31, 2009
						Accumulated
	Common stock		Series A			Other
	Number of Shares	Amount	Preferred Stock	Accumulated deficit	Treasury Stock	Comprehensive (Loss)	Total
	(dollars in thousands)
BALANCE DECEMBER 31, 2008	24,740,564	$257,051	$0	($19,246)	($14,496)	($2,368)	$220,941
Net Income, first three months of 2009	—	—	—	3,175	—	—	3,175
Other comprehensive loss net of tax	—	—	—	—	—	(1,195)	(1,195)
Preferred Stock issued	—	—	55,493	—	—	—	55,493
Preferred dividends and accretion of discount	—	—	88	(539)	—	—	(451)
Common stock warrant	—	3,344	—	—	—	—	3,344
Stock based compensation	—	108	—	—	—	—	108
Issuance of restricted stock awards	—	(199)	—	—	199	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(355)	—	(425)	780	—	—
Exercise of stock options, net of excess tax benefits	—	(7)	—	—	14	—	7
Cash dividends, common stock	—	—	—	(1,945)	—	—	(1,945)

BALANCE March 31, 2009 (UNAUDITED)	24,740,564	$259,942	$55,581	($18,980)	($13,503)	($3,563)	$279,477

The accompanying notes are an integral part of these financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-(UNAUDITED)

	For the three months ended March 31,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES		(dollars in thousands)
Net income (loss)	$4,566		$3,175
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,047		366
Depreciation and amortization	1,046		1,094
Provision for loan and lease losses	4,879		6,376
Gain on securities	(1)		(885)
Gains on held for sale leases	(106)		—
Gains on sales of other assets	(158)		—
Writedown of other repossessed assets	—		(24)
Stock-based compensation	132		108
(Increase) decrease in other assets	2,059		(2,230)
Increase in other liabilities	76		12,567

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,540		20,547

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	37,449		35,349
Held to maturity	6,837		3,203
Proceeds from sales of securities:
Available for sale	—		25,778
Purchase of securities:
Available for sale	(56,811)		(95,387)
Held to maturity	(2,380)		(5,374)
Proceeds from sales of leases	192		—
Net (increase) decrease in loans and leases	4,393		(2,641)
Proceeds on sales of other repossessed assets	1,262		2,033
Capital expenditures	(378)		(1,151)

NET CASH USED IN INVESTING ACTIVITIES	(9,436)		(38,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	45,589		(20,962)
Decrease in federal funds purchased and securities sold under agreements to repurchase	(6,346)		(17,169)
Proceeds on issuance of preferred stock, net of costs	—		58,838
Exercise of stock options	389		6
Excess tax benefits	—		1
Issuance of stock to dividend reinvestment and stock purchase plan	14		—
Dividends paid	(1,728)		(1,945)

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,918		18,769

Net increase in cash and cash equivalents	42,022		1,126
Cash and cash equivalents, beginning of year	58,663		49,776

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,685		$50,902

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (Lakeland). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry.

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for fair statement of the results of interim periods presented. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2010. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices. Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

The Company evaluated its March 31, 2010 consolidated financial statements for subsequent events through the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The Company previously established the 2000 Equity Compensation Program which authorized the granting of incentive stock options and supplemental stock options to employees of the Company, including those employees serving as officers and directors of the Company. The Company’s 2000 program also allowed for the grant of restricted shares, as well as stock option grants. The 2000 program authorized the issuance of up to 2,257,368 shares of common stock of the Company.

The Company has no outstanding option awards with market or performance conditions attached to them. The Company generally issues shares for option exercises from its treasury stock. The 2009 Equity Compensation Program supersedes the 2000 Equity Compensation Program. No further awards will be granted from the 2000 program.

Share-based compensation expense of $132,000 and $108,000 was recognized for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was unrecognized compensation cost of $1.1 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.7 years. Unrecognized compensation expense related to unvested stock options was approximately $54,000 as of March 31, 2010 and is expected to be recognized over a period of 1.7 years.

In the first three months of 2010, the Company granted 34,626 shares of restricted stock at a fair value of $7.18 per share under the 2009 program. These shares vest over a five year period. Compensation expense on these shares is expected to be approximately $50,000 per year for the next five years. In the first three months of 2009, the Company granted 14,452 shares of restricted stock at a weighted market value of $9.26 per share under the 2000 program. Compensation expense on these shares is expected to be approximately $26,000 per year over an average period of four years.

There were no grants of stock options in the first three months of 2010 and 2009.

Option activity under the Company’s stock option plans as of March 31, 2010 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value

Outstanding, January 1, 2010	815,473	12.38		$27,604
Exercised	(62,070)	6.47
Expired	(15,720)	6.67

Outstanding, March 31, 2010	737,683	$13.00	3.68	$158,692

Options exercisable at March 31, 2010	711,981	$13.02	3.54	$158,645

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the first three months ended March 31, 2010 and 2009 was $34,000 and $1,000, respectively. Exercise of stock options during the first three months of 2010 and 2009 resulted in cash receipts of $401,000 and $6,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the three months ended March 31, 2010 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2010	96,891	$11.97
Granted	34,626	7.18
Vested	(3,451)	9.26
Forfeited	(806)	10.85

Outstanding, March 31, 2010	127,260	$10.75

Note 3. Comprehensive Income

The components of other comprehensive income (loss) are as follows:

For the quarter ended March 31, 2010	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(dollars in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$2,074	($753)	$1,321
Less reclassification adjustment for net gains arising during the period	1	(0)	1

Net unrealized gains	2,073	(753)	1,320
Change in minimum pension liability	8	(3)	5

Other comprehensive income, net	$2,081	($756)	$1,325

For the quarter ended March 31, 2009	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(dollars in thousands)
Net unrealized losses on available for sale securities
Net unrealized holding losses arising during period	($979)	$372	($607)
Less reclassification adjustment for net gains arising during the period	885	(292)	593

Net unrealized losses	(1,864)	664	(1,200)
Change in minimum pension liability	8	(3)	5

Other comprehensive loss, net	($1,856)	$661	($1,195)

Note 4. Statement of Cash Flow Information.

	For the three months ended March 31,
	2010	2009

	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$142	$276
Cash paid during the period for interest	7,176	11,323
Transfer of loans and leases into other repossessed assets and other real estate owned	684	1,647

Note 5. Earnings Per Share.

The Company uses the two class method to calculate earnings per common share.

Basic earnings per share for a particular period of time is calculated by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing net income allocated to common stockholders by the weighted average number of outstanding common shares and common share equivalents. The Company’s outstanding “common share equivalents” are options to purchase its common stock, non-vested restricted stock and a warrant issued to the United States Treasury to purchase its common stock.

All weighted average, actual share and per share information set forth in this quarterly report on Form 10-Q have been adjusted retroactively for the effects of stock dividends. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31,
(In thousands except per share data)	2010	2009

Income available to common shareholders	$3,668	$2,636
Less: earnings allocated to participating securities	20	14

Net income allocated to common shareholders	3,648	2,622

Weighted average number of common shares outstanding - basic	23,829	23,717
Share-based plans	10	18

Weighted average number of common shares and common share equivalents - diluted	23,839	23,735

Basic earnings per share	$0.15	$0.11

Diluted earnings per share	$0.15	$0.11

Options to purchase 650,598 shares of common stock at a weighted average price of $13.81 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 105,172 shares of restricted stock at a weighted average price of $11.10 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended March 31, 2010 because the exercise price and the grant-date price were greater than the average market price. Options to purchase 741,771 shares of common stock at a weighted average price of $13.28 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share and 128,408 shares of restricted stock at a weighted average price of $12.16 per share were outstanding and were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 because the exercise price and the grant-date price were greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	March 31, 2010				December 31, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$85,075	$213	($93)	$85,195	$81,678	$74	$(271)	$81,481
Mortgage-backed securities	247,531	3,279	(645)	250,165	243,118	2,304	(594)	244,828
Obligations of states and political subdivisions	17,056	337	(54)	17,339	14,666	369	(33)	15,002
Other debt securities	23,156	46	(1,256)	21,946	14,981	41	(1,701)	13,321
Other equity securities	21,218	426	(200)	21,444	21,107	197	(406)	20,898

	$394,036	$4,301	$(2,248)	$396,089	$375,550	$2,985	$(3,005)	$375,530

HELD TO MATURITY	March 31, 2010				December 31, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$4,995	$298	$ —	$5,293	$4,994	$307	$ —	$5,301
Mortgage-backed securities	25,746	1,002	—	26,748	27,837	951	(19)	28,769
Obligations of states and political subdivisions	44,995	1,225	(54)	46,166	47,412	1,383	(33)	48,762
Other debt securities	1,575	28	(15)	1,588	1,578	3	(24)	1,557

	$77,311	$2,553	$(69)	$79,795	$81,821	$2,644	$(76)	$84,389

	March 31, 2010

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)
Due in one year or less	$1,299	$1,315	$10,735	$10,812
Due after one year through five years	82,143	82,376	24,147	25,223
Due after five years through ten years	38,753	38,209	14,982	15,287
Due after ten years	3,092	2,580	1,701	1,725

	125,287	124,480	51,565	53,047
Mortgage-backed securities	247,531	250,165	25,746	26,748
Other equity securities	21,218	21,444	—	—

Total securities	$394,036	$396,089	$77,311	$79,795

The following table shows proceeds from sales of securities, gross gains on sales or calls of securities, gross losses on sales of securities and other than temporary impairments for the periods indicated (in thousands):

	For the three months ended
	March 31,
	2010	2009

Sale proceeds	$ —	$25,778
Gross gains	1	992
Gross losses	—	(107)

Securities with a carrying value of approximately $351.6 million and $331.7 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

March 31, 2010	Less than 12 months		12 months or longer			Total

AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses

			(dollars in thousands)
U.S. government agencies	$28,028	$93	$ —	$ —	6	$28,028	$93
Mortgage-backed securities	$59,090	560	6,217	85	24	65,307	645
Obligations of states and political subdivisions	3,841	53	64	1	10	3,905	54
Corporate debt securities	8,147	34	10,732	1,222	6	18,879	1,256
Equity securities	494	95	693	105	4	1,187	200

	$99,600	$835	$17,706	$1,413	50	$117,306	$2,248

HELD TO MATURITY

U.S. government agencies	$ —	$ —	$ —	$ —	—	$ —	$ —
Mortgage-backed securities	—	—	7	—	1	7	—
Obligations of states and political subdivisions	1,869	20	1,087	34	7	2,956	54
Other debt securities	—	—	521	15	1	521	15

	$1,869	$20	$1,615	$49	9	$3,484	$69

December 31, 2009	Less than 12 months		12 months or longer			Total

AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses

			(dollars in thousands)
U.S. government agencies	$32,681	$271	$ —	$ —	8	$32,681	$271
Mortgage-backed securities	66,874	467	6,507	127	26	73,381	594
Obligations of states and political subdivisions	2,541	32	64	1	6	2,605	33
Other debt securities	0	0	10,255	1,701	4	10,255	1,701
Equity securities	620	134	812	272	5	1,432	406

	$102,716	$904	$17,638	$2,101	49	$120,354	$3,005

HELD TO MATURITY
Mortgage-backed securities	$1,795	$19	$8	$—	2	$1,803	$19
Obligations of states and political subdivisions	0	0	1,088	33	3	1,088	33
Other debt securities	—	—	1,019	24	2	1,019	24

	$1,795	$19	$2,115	$57	7	$3,910	$76

Management has evaluated the securities in the above table and has concluded that none of the securities with losses have impairments that are other-than-temporary. In its evaluation, management considered the credit rating on the securities and the results of discounted cash flow analysis. Investment securities, including mortgage-backed securities and corporate securities are evaluated on a periodic basis to determine if factors are identified that would require further analysis. In evaluating the Company’s securities, management considers the following items:

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

•	The length of time the security’s fair value has been less than amortized cost; and
•	Adverse conditions related to the security or its issuer if the issuer has failed to make scheduled payments or other factors.

Note 7. Loans and Leases.

	March 31, 2010	December 31, 2009

	(in thousands)
Commercial	$1,106,512	$1,086,967
Leases	100,738	113,160
Leases held for sale, at fair value	4,128	7,314
Real estate-construction	103,597	116,997
Real estate-mortgage	381,062	374,091
Home Equity and consumer installment	309,290	315,598

Total loans	2,005,327	2,014,127

Plus: deferred costs	2,789	2,908

Loans net of deferred costs	$2,008,116	$2,017,035

Loans are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. Most of Lakeland’s impaired loans are collateral dependent. Lakeland groups commercial loans under $250,000 into a homogeneous pool and collectively evaluates them for impairment.

The following table shows Lakeland’s recorded investment in impaired loans and leases, the related valuation allowance and the year-to-date average recorded investment as of March 31, 2010, December 31, 2009 and March 31, 2009:

Date	Investment	Valuation Allowance	Average Recorded Investment Year-to-date

March 31, 2010	$35.1 million	$3.8 million	$31.3 million
December 31, 2009	$31.4 million	$3.7 million	$25.2 million
March 31, 2009	$21.8 million	$6.5 million	$15.1 million

Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. At March 31, 2010 and December 31, 2009, the Company had $13.9 million and $14.6 million, respectively, in impaired loans and leases for which there was no related allowance for loan losses. Lakeland recognized interest on impaired loans and leases of $19,000 and $2,000 in the first three months of 2010 and 2009, respectively. Interest that would have accrued had the loans and leases performed under original terms would have been $648,000 and $440,000 for the first three months of 2010 and 2009, respectively.

Lakeland had leases held for sale with a fair market value of $4.1 million as of March 31, 2010, compared to $7.3 million as of December 31,2009. Management records mark-to-market adjustments on the pools of leases based on indications of interest from potential buyers, and sales prices of similar leases previously sold adjusted for differences in types of collateral and other characteristics. During the first quarter 2010, the Company sold leases held for sale with a carrying value of $182,000 for $192,000 and recorded a net gain of $10,000. The Company also reclassified $1.9 million from held for sale to held for investments because management’s intent regarding these leases had changed. The Company also recorded $1.1 million in payments on held for sale leases. The following table shows the components of gains on held for sale leasing assets for the period presented (in thousands):

For the three months ended March 31, 2010

Gains on sales of held for sale leases	$10
Mark-to-market adjustment on held for sale leases	96
Realized gains on paid off held for sale leases	40
Gains on other repossessed assets	158

Total gain on held for sale leasing assets	$304

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined pension plan are as follows:

	For the three months ended March 31,
	2010	2009

	(in thousands)
Interest cost	$24	$23
Expected return on plan assets	(20)	(12)
Amortization of unrecognized net actuarial loss	14	18

Net periodic benefit expense	$18	$29

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended March 31,
	2010	2009

	(in thousands)
Service cost	$7	$6
Interest cost	12	13
Amortization of prior service cost	8	8
Amortization of unrecognized net actuarial loss	2	3

Net periodic benefit expense	$29	$30

The Company made contributions of $80,000 to the plan during each of the three months ended March 31, 2010 and 2009. No further contributions are expected to be made in 2010.

Note 10. Fair Value of Financial Instruments and Fair Value Measurement

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2010 and December 31, 2009 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at March 31, 2010 and December 31, 2009 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2010		2009
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value

Financial Assets:	(in thousands)
Cash and cash equivalents	$100,685	$100,685	$58,663	$58,663
Investment securities available for sale	396,089	396,089	375,530	375,530
Investment securities held to maturity	77,311	79,795	81,821	84,389
Loans, including leases held for sale	2,008,116	2,004,087	2,017,035	2,015,268
Financial Liabilities:
Deposits	2,202,776	2,205,966	2,157,187	2,160,445
Federal funds purchased and securities sold under agreements to repurchase	57,326	57,326	63,672	63,672
Long-term debt	145,900	161,789	145,900	161,023
Subordinated debentures	77,322	79,346	77,322	81,503
Commitments:
Standby letters of credit	—	20	—	20

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

Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; estimates using pricing models or matrix pricing; inputs other than quoted prices that are observable for the asset or liability.

Level 3 – unobservable inputs for the asset or liability – these shall be used to the extent that observable inputs are not available allowing for situations in which there is little, if any, market activity available.

The Company’s assets that are measured at fair value on a recurring basis are its available for sale investment securities. The Company obtains fair values on its securities using information from a third party servicer. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has certain equity securities that are quoted in active markets and are classified as Level 1 securities. If quoted prices in active markets are not available, fair values are estimated by the use of pricing models. Level 2 securities were primarily comprised of US Agency bonds, mortgage-backed securities, obligations of state and political subdivisions and corporate securities.

The following table sets forth the Company’s financial assets that were accounted for at fair values as of March 31, 2010 by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of March 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010

Assets:
Investment securities, available for sale
US government agencies	$ —	$85,195	$ —	$85,195
Mortgage backed securities	—	250,165	—	250,165
Obligations of states and political subdivisions	—	17,339	—	17,339
Corporate debt securities	—	21,946	—	21,946
Other equity securities	1,879	19,565	—	21,444

Total securities available for sale	$1,879	$394,210	$ —	$396,089

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010

Assets:
Leases held for sale	$ —	$ —	$4,128	$4,128
Impaired Loans and Leases	—	—	34,426	34,426
Other real estate and other repossessed assets	—	—	1,038	1,038
Land held for sale	—	—	952	952

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

Note 11. Recent Accounting Pronouncements

On June 12, 2009, the FASB issued accounting guidance changing the accounting principles and disclosure requirements related to securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company applied this guidance in the first quarter of 2010 and application did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued accounting guidance to enhance fair value measurement disclosures by requiring the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reason for the transfers. Furthermore, activity in Level 3 fair value measurements should separately provide information about purchases, sales, issues and settlements rather than providing that information as one net number. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the enhanced Level 3 disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company applied this guidance in the first quarter of 2010 and application did not have a material impact on the Company’s consolidated financial statements.

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read this section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All weighted average, actual share and per share information set forth in this Quarterly Report on Form 10-Q has been adjusted retroactively for the effects of stock dividends.

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

The Company accounts for impaired loans and leases in accordance with U.S. GAAP. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Fair values of financial instruments are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. The Company also has certain leases as held for sale recorded at estimated fair value based on sale price indications from potential buyers and on prior lease sales adjusted for differences in collateral and other characteristics.

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

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan and lease losses, deferred loan fees, deferred compensation, valuation reserves on leases held for sale and securities available for sale. The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Because the majority of the Company’s deferred tax assets have no expiration date, because of the Company’s earnings history, and because of the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets will be realized.

The Company evaluates tax positions that may be uncertain using a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 9 to the Financial Statements of the Company’s Form 10-K for the year ended December 31, 2009.

The Company tests goodwill for impairment annually or when circumstances indicate a potential for impairment at the reporting unit level. The Company has determined that it has one reporting unit, Community Banking. The Company analyzes goodwill using various methodologies including an income approach and a market approach. The income approach calculates cash flows to a potential acquirer based on the anticipated financial results assuming a change in control transaction. The market approach includes a comparison of pricing multiples in recent acquisitions of similar companies and applying these multiples to the Company. The Company tested the goodwill as of December 31, 2009 and determined that it is not impaired. There were no triggering events in the first quarter of 2010 that would cause the Company to do an interim valuation.

Results of Operations

(First Quarter 2010 Compared to First Quarter 2009)

Net Income

Net income for the first quarter of 2010 was $4.6 million, compared to net income of $3.2 million for the same period in 2009, an increase of $1.4 million, or 44%. Net income available to common shareholders was $3.7 million compared to $2.6 million for the same period last year. Diluted earnings per share was $0.15 for the first quarter of 2010, compared to diluted earnings of $0.11 per share for the same period last year.

First quarter net income in 2010 increased compared to the same period in 2009 primarily due to a 19 basis point increase in the net interest margin, a $1.5 million decrease in the provision for loan and lease losses, and continued management of expenses. This will be discussed in further detail below.

Net Interest Income

Net interest income on a tax equivalent basis for the first quarter of 2010 was $24.9 million, which was $1.7 million above the $23.2 million net interest income earned in the first quarter of 2009. The net interest margin increased from 3.80% in the first quarter of 2009 to 3.99 % in the first quarter of 2010, primarily as a result of a 79 basis point reduction in the cost of interest-bearing liabilities, which was partially offset by a 50 basis point decline in the yield on interest-earning assets. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, March 31, 2010			For the three months ended, March 31, 2009
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$2,009,389	$28,252	5.70%	$2,029,214	$30,142	6.02%
Taxable investment securities	405,645	2,983	2.94%	341,081	3,419	4.01%
Tax-exempt securities	62,493	800	5.12%	64,910	875	5.39%
Federal funds sold (B)	48,105	28	0.23%	40,102	26	0.26%

Total interest-earning assets	2,525,632	32,063	5.14%	2,475,307	34,462	5.64%
Noninterest-earning assets:
Allowance for loan and lease losses	(26,383)			(24,297)
Other assets	252,544			222,307

TOTAL ASSETS	$2,751,793			$2,673,317

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$313,025	$186	0.24%	$295,147	$532	0.73%
Interest-bearing transaction accounts	1,075,203	2,364	0.89%	851,828	2,393	1.14%
Time deposits	471,699	1,855	1.57%	617,558	4,834	3.13%
Borrowings	279,086	2,791	4.00%	341,727	3,505	4.10%

Total interest-bearing liabilities	2,139,013	7,196	1.36%	2,106,260	11,264	2.15%

Noninterest-bearing liabilities:
Demand deposits	329,152			294,443
Other liabilities	12,319			15,693
Stockholders’ equity	271,309			256,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,751,793			$2,673,317

Net interest income/spread		24,867	3.78%		23,198	3.48%
Tax equivalent basis adjustment		280			306

NET INTEREST INCOME		$24,587			$22,892

Net interest margin (C)			3.99%			3.80%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $34.5 million in the first quarter of 2009 to $32.1 million in the first quarter of 2010, a decrease of $2.4 million, or 7%. The decrease in interest income was due to a 50 basis point decrease in the yield on interest earning assets, as a result of the declining rate environment along with a lower percentage of earning assets being deployed in loans and leases. Average loans and leases totaling $2.0 billion in the first quarter of 2010 decreased $19.8 million compared to the first quarter of 2009, while average investment securities totaling $468.1 million increased $62.1 million. Loans and leases typically earn higher yields than investment securities.

Total interest expense decreased from $11.3 million in the first quarter of 2009 to $7.2 million in the first quarter of 2010, a decrease of $4.1 million, or 36%. Average interest-bearing liabilities increased $32.8 million, but the cost of those liabilities decreased from 2.15% in 2009 to 1.36% in 2010. The decrease in yield was due to the declining rate environment along with a change in the mix of interest-bearing liabilities. Average rates paid on interest-bearing liabilities declined in all categories. Savings and interest-bearing transaction accounts as a percent of interest-bearing liabilities increased from 54% in the first quarter of 2009 to 65% in the first quarter of 2010. Time deposits as a percent of interest-bearing liabilities declined from 29% in the first quarter of 2009 to 22% in the first quarter of 2010 as customers preferred to keep their deposits in short-term transaction accounts in the current low rate environment. Average borrowings decreased from $341.7 million in 2009 to $279.1 million in 2010, as deposit growth outpaced loan and lease growth.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and leases, net charge-offs and the results of independent third party loan and lease review.

In the first quarter of 2010, a $4.9 million provision for loan and lease losses was recorded compared to a $6.4 million provision for the same period last year. The decline in the provision from the first quarter of 2009 resulted from a $2.2 million decline in net charge-offs and was based on management’s evaluation of the adequacy of the allowance for loan and lease losses. The Company requires a reserve on its loans and leases based on the financial strength of the borrower, collateral adequacy, delinquency history and other factors discussed under “Risk Elements” below. The reserve for leases is more specifically assessed based on the borrower’s payment history, financial strength of the borrower determined through financial information provided, value of the underlying assets and in the case of recourse transactions, the financial strength of the originator (servicer).

During the first quarter of 2010, the Company charged off loans of $4.1 million and recovered $535,000 in previously charged off loans and leases compared to $6.5 million and $680,000, respectively, during the same period in 2009. For more information regarding the determination of the provision, see “Risk Elements” under “Financial Condition.”

Noninterest Income

Noninterest income decreased $864,000 or 17% to $4.1 million in the first quarter of 2010 compared to the first quarter of 2009. This decrease was primarily due to a decrease of $884,000 in gains on the sale of investment securities and a reduction in service charges on deposit accounts of $219,000. The reduction in service charges can be attributed to reduced overdraft fees collected. These decreases were partially offset by gains on leasing related assets which totaled $304,000 in the first quarter of 2010 compared to $185,000 for the first quarter of 2009, an increase of $119,000, or 64%. Income on bank owned life insurance at $386,000 increased $55,000, or 17%, due to an increase in the number of policies, while commissions and fees increased by $62,000, or 8%, to $885,000, due primarily to an increase in loan fees.

Noninterest Expense

Noninterest expense totaling $16.8 million increased $29,000 in the first quarter of 2010 from the first quarter of 2009. Salaries and employee benefits expense increased $320,000, or 4%, to $8.9 million. Within this category, health insurance benefits have increased by $100,000, or 14%, in the first quarter of 2010, compared to the first quarter of 2009. Furniture and equipment decreased by $94,000, or 7%, due primarily to lower equipment purchases, repairs and depreciation expenses. Collection expense at $148,000 and other real estate and repossessed asset expense at $37,000 decreased $357,000, or 71%, and $83,000, or 69%, respectively, due to decreased leasing related expenses, while legal expense at $341,000 increased $232,000 in the first quarter of 2010 compared to the same period in 2009. Legal fees increased as a result of increased workout expenses related to nonperforming loans and leases. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.9% in the first quarter of 2010, compared to 60.0% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio:

	For the three months ended March 31,
	2010	2009
	(In thousands, except per share data)
Calculation of efficiency ratio
Total non-interest expense	$ 16,780	$ 16,751
Less:
Amortization of core deposit intangibles	(265)	(265)
Other real estate owned and other repossessed asset expense	(37)	(120)

Non-interest expense, as adjusted	$ 16,478	$ 16,366

Net interest income	$ 24,587	$ 22,892
Noninterest income	4,109	4,973

Total revenue	28,696	27,865
Plus: Tax-equivlent adjustment on municipal securities	280	306
Less: gains (losses) on investment securities	(1)	(885)

Total revenue, as adjusted	$ 28,975	$ 27,286

Efficiency ratio	56.87%	59.98%

Income Taxes

The Company’s effective tax rate was 35.1% in the first three months of 2010, compared to 33.0% in the first three months of 2009. The Company’s effective tax rate increased because of the increase in pre-tax income and the impact that tax advantaged income had on the tax expense of that income. Tax advantaged income includes income from tax-exempt securities and income on bank owned life insurance policies.

Financial Condition

The Company’s total assets increased $44.0 million, or 2%, from $2.72 billion at December 31, 2009, to $2.77 billion at March 31, 2010. Total deposits increased from $2.16 billion on December 31, 2009 to $2.20 billion on March 31, 2010, an increase of $45.6 million, or 2%. Included in the deposit increase was a $23.5 million, or 7%, increase in noninterest bearing demand deposits.

Loans and Leases

Gross loans and leases, including leases held for sale, at $2.01 billion decreased by $8.8 million from December 31, 2009. The decrease in gross loans and leases is primarily due to leases decreasing $15.6 million, or 13%, from $120.5 million at

December 31, 2009 to $104.9 million (including $4.1 million held for sale) on March 31, 2010. Excluding leases, loans increased $6.8 million from December 31, 2009, or less than 1%, due to low loan demand. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and renegotiated loans and leases and other real estate owned on the dates presented:

(in thousands)	March 31, 2010	March 31, 2009	December 31, 2009

Commercial	$27,134	$9,604	$27,845
Leases	7,582	11,881	3,511
Home equity and consumer	2,436	603	1,890
Real estate - mortgage	7,043	1,676	5,465

Total Non-accrual loans and leases	$44,195	$23,764	$38,711
Other real estate and other repossessed assets	1,480	3,517	1,864

TOTAL NON-PERFORMING ASSETS	$45,675	$27,281	$40,575

Non-performing assets as a percent of total assets	1.65%	1.02%	1.49%

Loans and leases past due 90 days or more and still accruing	$383	$3,052	$1,437

Loans restructured and still accruing	$7,943	—	$3,432

Non-performing assets increased from $40.6 million on December 31, 2009, or 1.49% of total assets, to $45.7 million, or 1.65% of total assets, on March 31, 2010. Leases on non-accrual increased $4.1 million from December 31, 2009 to $7.6 million on March 31, 2010. The increase in leases includes $4.4 million related to one lessee who has named the Company and other unrelated parties in a complaint in connection with the leases. For more information, see Legal Proceedings in Part II Item 1 of this Quarterly Report on Form 10-Q. Commercial loan non-accruals at March 31, 2010 included six loan relationships with balances over $1.0 million totaling $10.4 million, and nine loan relationships between $500,000 and $1.0 million totaling $6.9 million.

Loans and leases past due ninety days or more and still accruing at March 31, 2010 decreased $1.1 million to $383,000 from $1.4 million on December 31, 2009. Loans and leases past due 90 days or more and still accruing are those loans and leases that are both well-secured and in process of collection.

At March 31, 2010, the Company had $7.9 million in loans that were restructured and still accruing. Restructured loans are those loans that the Company has granted concessions to the borrower in payment terms either in rate or in term as a result of the financial condition of the borrower. The increase in restructured loans compared to prior periods results from a deterioration in the economy impacting commercial real estate values and increases in the unemployment rate.

On March 31, 2010, the Company had $35.1 million in impaired loans and leases (consisting primarily of non-accrual loans and leases) compared to $31.4 million at year-end 2009. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $3.8 million has been allocated as a portion of the allowance for loan and lease losses for impairment at March 31, 2010. At March 31, 2010, the Company also had $33.1 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

There were no loans and leases at March 31, 2010, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan losses, the amount of loans and leases charged-off and the amount of loan recoveries:

(dollars in thousands)	Three months ended March 31, 2010	Three months ended March 31, 2009	Year ended December 31, 2009

Balance of the allowance at the beginning of the year	$25,563	$25,053	$25,053

Loans and leases charged off:
Commercial	2,439	202	5,356
Leases	1,147	5,964	22,972
Charge down of leases held for sale(1)	—	—	22,122
Home Equity and consumer	555	365	2,499
Real estate—mortgage	—	—	433

Total loans charged off	4,141	6,531	53,382

Recoveries:
Commercial	—	15	269
Leases	483	617	1,777
Home Equity and consumer	52	48	231

Total Recoveries	535	680	2,277

Net charge-offs:	3,606	5,851	51,105
Provision for loan and lease losses	4,879	6,376	51,615

Ending balance	$26,836	$25,578	$25,563

Ratio of annualized net charge-offs to average loans and leases outstanding:
including charge down of leases held for sale	0.73%	1.17%	2.55%
excluding charge down of leases held for sale	0.73%	1.17%	1.44%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.34%	1.26%	1.27%

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

Methodology employed for assessing the adequacy of the allowance for loan and lease losses consists of the following criteria:

•

The establishment of reserve amounts for all specifically identified classified loans and leases that have been designated as requiring attention by the Company or its external loan review consultants.

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including non-performing commercial loans under $250,000, 1 – 4 family residential mortgages and consumer loans.

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

Non-performing loans increased from $38.7 million on December 31, 2009 to $44.2 million on March 31, 2010, with the allowance for loan and lease losses increasing to 1.34% of total loans on March 31, 2010, compared to 1.27% as of December 31, 2009. The increase in non-accrual loans, as discussed above, was primarily in leases which totaled $7.6 million as of March 31, 2010 compared to $3.5 million on December 31, 2009. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans are adequate.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2010. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities increased from $457.4 million on December 31, 2009 to $473.4 million on March 31, 2010, an increase of $16.0 million, or 4%, which resulted from increased liquidity due to increased deposits and a decline in loans and leases.

Deposits

Total deposits increased from $2.16 billion on December 31, 2009 to $2.20 billion on March 31, 2010, an increase of $45.6 million, or 2%. Noninterest bearing deposits increased $23.5 million, or 7%, to $346.7 million resulting from an increase in commercial noninterest bearing deposits. Time deposits increased from $465.7 million on December 31, 2009 to $482.2 million on March 31, 2010, an increase of $16.4 million, or 4%. Included in the increase in time deposits was a $19.4 million, or 10.7%, increase in time deposits with balances $100,000 and over resulting from an increase in public funds.

Liquidity

Cash and cash equivalents, totaling $100.7 million on March 31, 2010, increased $42.0 million from December 31, 2009. Operating activities provided $13.5 million in net cash. Investing activities used $9.4 million in net cash, primarily reflecting the purchase of securities. Financing activities provided $37.9 million in net cash, reflecting the increase in deposits of $45.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At March 31, 2010, the Company had outstanding loan origination commitments of $406.8 million. These commitments include $349.6 million that mature within one year; $35.8 million that mature after one but within three years; $5.2 million that mature after three but within five years and $16.2 million that mature after five years. The Company also had $9.3 million in letters of credit outstanding at March 31, 2010. This included $8.5 million that are maturing within one year, $738,000 that mature after one but within three years; $22,000 that mature after three but within five years and $80,000 that mature after 5 years. Time deposits issued in amounts of $100,000 or more maturing within one year total $152.2 million.

Capital Resources

Stockholders’ equity increased from $268.0 million on December 31, 2009 to $272.7 million on March 31, 2010. Book value per common share increased to $9.02 on March 31, 2010 from $8.88 on December 31, 2009. The increase in stockholders’ equity from December 31, 2009 to March 31, 2010 was due to $4.6 million in net income and an increase in accumulated other comprehensive income relating to an increase in market value in the Company’s available for sale securities portfolio, partially offset by the payment of dividends of $1.7 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2010, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2010 are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio March 31, 2010	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2010	Total Capital to Risk-Weighted Assets Ratio March 31, 2010
The Company	9.72%	12.94%	14.19%
Lakeland Bank	9.26%	12.35%	13.60%
“Well capitalized” institution under FDIC
Regulations	5.00%	6.00%	10.00%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk and market risk by identifying and quantifying interest rate risk exposures using simulation analysis and economic value at risk models. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. Changes in estimates and assumptions made for interest rate sensitivity modeling could have a significant impact on projected results and conclusions. These assumptions could include prepayment rates, sensitivity of non-maturity deposits and other similar assumptions. Therefore, if our assumptions should change, this technique may not accurately reflect the impact of general interest rate movements on the Company’s net interest income or net portfolio value.

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $101.9 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-5.0%			-5.0%
March 31, 2010	-2.7%	-1.2%	-1.4%	-2.3%
December 31, 2009	-3.0%	-1.4%	-1.8%	-2.7%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2010 (the base case) was $373.0 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	+100 bp	-100 pb	-200 bp
Asset/Liability Policy Limit	-25.0%			-25.0%
March 31, 2010	-4.6%	-0.5%	-2.5%	-9.6%
December 31, 2009	-5.2%	-0.7%	-2.4%	-9.9%

The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. Controls and Procedures

(a)    Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

A complaint, dated February 24, 2010, was filed by the International Association of Machinists and Aerospace Workers, as plaintiff, against the Company and other unrelated parties in the Circuit Court of Maryland for Prince George’s County. The plaintiff alleges fraudulent conduct in connection with certain equipment leases it entered into by a vendor and lease broker not affiliated with the Company. Certain of these leases were subsequently assigned to Lakeland resulting in the plaintiff amending its Complaint to include all parties who were assignees. The Company believes that the claims asserted against it are without merit.

Other than as described above, there are no pending legal proceedings involving the Company or the Bank other than those arising in the normal course of business. Management does not anticipate that the potential liability, if any, arising out of such legal proceedings will have a material effect on the financial condition or results of operations of the Company and Lakeland on a consolidated basis.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Reserved

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

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

Date: May 7, 2010