Form 10-Q
period 2010-06-30
LAKELAND BANCORP INC
filed 2010-08-06
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     June 30, 2010

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

As of July 30, 2010 there were 24,036,709 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS:	June 30, 2010 (unaudited)		December 31, 2009
		(dollars in thousands)
Cash	$51,543		$31,869
Federal funds sold and Interest-bearing deposits due from banks	1,416		26,794

Total cash and cash equivalents	52,959		58,663

Investment securities available for sale, at fair value	439,968		375,530
Investment securities held to maturity; fair value of $75,134 in 2010 and $84,389 in 2009	72,186		81,821
Loans and leases, net of deferred costs	1,992,256		2,009,721
Leases held for sale	3,233		7,314
Less: allowance for loan and lease losses	27,728		25,563

Net loans	1,967,761		1,991,472
Premises and equipment - net	28,082		29,196
Accrued interest receivable	8,874		8,943
Goodwill	87,111		87,111
Other identifiable intangible assets, net	1,109		1,640
Bank owned life insurance	42,491		41,720
Other assets	38,016		47,872

TOTAL ASSETS	$2,738,557		$2,723,968

LIABILITIES
Deposits:
Noninterest bearing	$358,054		$323,175
Savings and interest-bearing transaction accounts	1,352,373		1,368,272
Time deposits under $100 thousand	266,891		283,512
Time deposits $100 thousand and over	192,827		182,228

Total deposits	2,170,145		2,157,187
Federal funds purchased and securities sold under agreements to repurchase	54,176		63,672
Long-term debt	145,900		145,900
Subordinated debentures	77,322		77,322
Other liabilities	13,152		11,901

TOTAL LIABILITIES	2,460,695		2,455,982

Commitments and contingencies
STOCKHOLDERS EQUITY
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 59,000 shares at June 30, 2010 and December 31, 2009	56,350		56,023
Common stock, no par value; authorized shares, 40,000,000; issued 24,740,564 shares, at June 30, 2010 and December 31, 2009	258,567		259,521
Accumulated deficit	(29,841)		(34,961)
Treasury stock, at cost, 713,171 shares at June 30, 2010 and 868,428 at December 31, 2009	(9,845)		(11,940)
Accumulated other comprehensive income (loss)	2,631		(657)

TOTAL STOCKHOLDERS’ EQUITY	277,862		267,986

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,738,557		$2,723,968

The accompanying notes are an integral part of these financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$28,049	$29,156	$56,301	$59,298
Federal funds sold and interest-bearing deposits with banks	40	31	68	57
Taxable investment securities	3,009	3,372	5,992	6,791
Tax-exempt investment securities	497	594	1,017	1,163

TOTAL INTEREST INCOME	31,595	33,153	63,378	67,309

INTEREST EXPENSE
Deposits	3,868	7,149	8,273	14,908
Federal funds purchased and securities sold under agreements to repurchase	31	29	68	67
Long-term debt	2,767	3,492	5,521	6,959

TOTAL INTEREST EXPENSE	6,666	10,670	13,862	21,934

NET INTEREST INCOME	24,929	22,483	49,516	45,375
Provision for loan and lease losses	5,001	34,083	9,880	40,459

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN AND LEASE LOSSES	19,928	(11,600)	39,636	4,916
NONINTEREST INCOME
Service charges on deposit accounts	2,500	2,699	4,948	5,366
Commissions and fees	833	873	1,718	1,696
Gains (losses) on investment securities	0	(532)	1	353
Income on bank owned life insurance	385	818	771	1,149
Gains (losses) on leasing related assets	555	(529)	859	(344)
Other income	280	82	365	164

TOTAL NONINTEREST INCOME	4,553	3,411	8,662	8,384

NONINTEREST EXPENSE
Salaries and employee benefits	8,996	8,739	17,899	17,322
Net occupancy expense	1,636	1,597	3,431	3,471
Furniture and equipment	1,221	1,220	2,391	2,484
Stationery, supplies and postage	386	401	812	821
Marketing expense	648	784	1,202	1,341
Core deposit intangible amortization	266	266	531	531
FDIC insurance expense	964	2,416	1,897	3,316
Collection expense	159	377	307	882
Legal expense	423	192	764	301
Other real estate and repossessed asset expense	198	665	235	785
Other expenses	2,210	2,997	4,418	5,151

TOTAL NONINTEREST EXPENSE	17,107	19,654	33,887	36,405

Income (loss) before provision for income taxes	7,374	(27,843)	14,411	(23,105)
Income tax expense (benefit)	2,621	(15,121)	5,092	(13,558)

NET INCOME (LOSS)	$4,753	($12,722)	$9,319	($9,547)

Dividends on Preferred Stock and Accretion	904	885	1,802	1,424

Net Income (Loss) Available to Common Stockholders	$3,849	($13,607)	$7,517	($10,971)

PER SHARE OF COMMON STOCK
Basic earnings (loss)	$0.16	($0.58)	$0.31	$(0.46)

Diluted earnings (loss)	$0.16	($0.58)	$0.31	$(0.46)

Dividends	$0.05	$0.10	$0.10	$0.20

The accompanying notes are an integral part of these financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months ended June 30, 2010

						Accumulated
	Common stock		Series A			Other
	Number of Shares	Amount	Preferred Stock	Accumulated deficit	Treasury Stock	Comprehensive Income (Loss)	Total
	(dollars in thousands)
BALANCE DECEMBER 31, 2009	24,740,564	$259,521	$56,023	($34,961)	($11,940)	($657)	$267,986
Comprehensive income:
Net Income	—	—	—	9,319	—	—	9,319
Other comprehensive income, net of tax	—	—	—	—	—	3,288	3,288

Total comprehensive income							12,607

Preferred dividends	—	—	—	(1,475)	—	—	(1,475)
Accretion of discount	—	—	327	(327)	—	—	—
Stock based compensation	—	277	—	—	—	—	277
Issuance of restricted stock awards	—	(476)	—	—	476	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(286)	—	(415)	731	—	30
Exercise of stock options, net of excess tax benefits	—	(469)	—	—	888	—	419
Cash dividends, common stock	—	—	—	(1,982)	—	—	(1,982)

BALANCE June 30, 2010 (UNAUDITED)	24,740,564	$258,567	$56,350	($29,841)	($9,845)	$2,631	$277,862

Six Months ended June 30, 2009
						Accumulated
	Common stock		Series A			Other
	Number of Shares	Amount	Preferred Stock	Accumulated deficit	Treasury Stock	Comprehensive Loss	Total
	(dollars in thousands)
BALANCE DECEMBER 31, 2008	24,740,564	$257,051	$0	($19,246)	($14,496)	($2,368)	$220,941
Comprehensive loss:
Net loss	—	—	—	(9,547)	—	—	(9,547)
Other comprehensive income, net of tax	—	—	—	—	—	380	380

Total comprehensive loss							(9,167)

Preferred Stock issued	—	—	58,838	—	—	—	58,838
Preferred dividends	—	—	—	(1,189)	—	—	(1,189)
Accretion of discount	—	—	235	(235)	—	—	—
Common stock warrant	—	3,345	(3,345)	—	—	—	—
Stock based compensation	—	216	—	—	—	—	216
Issuance of restricted stock awards	—	(199)	—	—	199	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(598)	—	(843)	1,441	—	—
Exercise of stock options, net of excess tax benefits	—	(7)	—	—	14	—	7
Cash dividends, common stock	—	—	—	(3,903)	—	—	(3,903)

BALANCE June 30, 2009 (UNAUDITED)	24,740,564	$259,808	$55,728	($34,963)	($12,842)	($1,988)	$265,743

The accompanying notes are an integral part of these financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2010		2009
		(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,319		$(9,547)
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,115		1,386
Depreciation and amortization	2,065		2,186
Provision for loan and lease losses	9,880		40,459
Gains on securities	(1)		(353)
Gains on held for sale leases	(309)		—
(Gains) losses on sales of other assets	(426)		590
Gains on sales of premises and equipment	(178)		—
Writedown of other repossessed assets	—		780
Stock-based compensation	277		216
(Increase) decrease in other assets	6,670		(19,677)
Increase in other liabilities	1,269		9,780

NET CASH PROVIDED BY OPERATING ACTIVITIES	30,681		25,820

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	75,773		57,791
Held to maturity	14,794		15,602
Proceeds from sales of securities:
Available for sale	—		25,778
Purchase of securities:
Available for sale	(136,795)		(207,312)
Held to maturity	(5,255)		(8,995)
Proceeds from sales of leases
Held for sale	399		26,872
Net (increase) decrease in loans and leases	12,270		(17,709)
Proceeds on sales of other repossessed assets	2,216		4,377
Capital expenditures	(514)		(1,934)
Proceeds on sales of bank premises and equipment	273		—

NET CASH USED IN INVESTING ACTIVITIES	(36,839)		(105,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,958		32,912
Decrease in federal funds purchased and securities sold under agreements to repurchase	(9,496)		(14,366)
Proceeds on issuance of preferred stock, net of costs	—		58,838
Exercise of stock options	416		6
Excess tax benefits	3		1
Issuance of stock to dividend reinvestment and stock purchase plan	30		—
Dividends paid	(3,457)		(4,714)

NET CASH PROVIDED BY FINANCING ACTIVITIES	454		72,677

Net decrease in cash and cash equivalents	(5,704)		(7,033)
Cash and cash equivalents, beginning of year	58,663		49,776

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,959		$42,743

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

The Company evaluated its June 30, 2010 consolidated financial statements for subsequent events through the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the 2010 presentation.

Note 2. Stock-Based Compensation

Share-based compensation expense of $277,000 and $216,000 was recognized for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was unrecognized compensation cost of $983,000 related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.6 years. Unrecognized compensation expense related to unvested stock options was approximately $114,000 as of June 30, 2010 and is expected to be recognized over a period of 2.3 years.

In the first half of 2010, the Company granted 34,626 shares of restricted stock at a fair value of $7.18 per share under the 2009 program. These shares vest over a five year period. Compensation expense on these shares is expected to be approximately $50,000 per year for the next five years. In the first six months of 2009, the Company granted 14,452 shares of restricted stock at a weighted market value of $9.26 per share under the 2000 program. Compensation expense on these shares is expected to be approximately $26,000 per year over an average period of four years.

In the first half of 2010, the Company granted options to purchase 25,000 shares to a new non-employee director of the Company at an exercise price of $9.07 per share. The director’s options vest in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of the grant. The Company estimated the fair value of the option grant using a Black-Scholes option pricing model using the following assumptions: The risk-free interest rate was 2.32%; the expected dividend yield, 2.20%; the expected volatility, 47%; and the expected life, six years. The fair value of the options granted was estimated to be $3.48. The expected compensation expense to be recorded over the vesting period is $87,000.

There were no grants of stock options in the first six months of 2009.

Option activity under the Company’s stock option plans as of June 30, 2010 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding, January 1, 2010	815,473	$12.38		$27,604
Issued	25,000	9.07
Exercised	(79,459)	6.68
Forfeited	(6,867)	14.28
Expired	(15,720)	6.67

Outstanding, June 30, 2010	738,427	$12.99	3.72	$113,817

Options exercisable at June 30, 2010	697,736	$13.12	3.43	$113,776

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the first six months ended June 30, 2010 and 2009 was $83,000 and $1,000, respectively. Exercise of stock options during the first six months of 2010 and 2009 resulted in cash receipts of $416,000 and $6,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the six months ended June 30, 2010 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2010	96,891	$11.97
Granted	34,626	7.18
Vested	(3,451)	9.26
Forfeited	(806)	10.85

Outstanding, June 30, 2010	127,260	$10.75

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	June 30, 2010			June 30, 2009

For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$3,097	($1,139)	$1,958	$1,974	($768)	$1,206
Less reclassification adjustment for net losses arising during the period	—	—	—	(532)	168	(364)

Net unrealized gains	$3,097	($1,139)	$1,958	$2,506	($936)	$1,570
Change in minimum pension liability	7	(2)	5	8	(3)	5

Other comprehensive income, net	$3,104	($1,141)	$1,963	$2,514	($939)	$1,575

For the six months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$5,171	($1,892)	$3,279	$995	($396)	$599
Less reclassification adjustment for net gains arising during the period	1	—	1	353	(124)	229

Net unrealized gains	$5,170	($1,892)	$3,278	$642	($272)	$370
Change in minimum pension liability	15	(5)	10	16	(6)	10

Other comprehensive income, net	$5,185	($1,897)	$3,288	$658	($278)	$380

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the six months ended June 30,
	2010	2009

	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$1,048	$2,813
Cash paid during the period for interest	13,987	21,934
Transfer of loans and leases into other repossessed assets and other real estate owned	1,202	2,811
Transfer of loans and leases receivable to leases held for sale, at fair value	—	66,100
Transfer of leases from held for sale to held for investment	1,888	—

Note 5. Earnings Per Share.

The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands except per share data)	2010	2009	2010	2009

Net income (loss) available to common shareholders	$3,849	$(13,607)	$7,517	$(10,971)
Less: earnings allocated to participating securities	20	—	40	—

Net income allocated to common shareholders	3,829	(13,607)	7,477	(10,971)

Weighted average number of common shares outstanding - basic	23,888	23,656	23,859	23,629
Share-based plans	76	0	20	0

Weighted average number of common shares diluted	23,964	23,656	23,879	23,629

Basic earnings (loss) per share	$0.16	$(0.58)	$0.31	$(0.46)

Diluted earnings (loss) per share	$0.16	$(0.58)	$0.31	$(0.46)

Options to purchase 668,732 shares of common stock at a weighted average price of $13.62 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended June 30, 2010 because the exercise price was greater than the average market price. Options to purchase 852,459 shares of common stock at a weighted average price of $12.37 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 128,408 shares of restricted stock at a weighted average price of $12.16 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended June 30, 2009 due to the net loss recorded.

Options to purchase 668,732 shares of common stock at a weighted average price of $13.62 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 14,282 shares of restricted stock at a weighted average price of $11.91 per share were outstanding and were not included in the computation of diluted earnings per share for the six months ended June 30, 2010 because the exercise price and the grant-date price were greater than the average market price. Options to purchase 852,459 shares of common stock at a weighted average price of $12.37 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 128,408 shares of restricted stock at a weighted average price of $12.16 per share were outstanding and were not included in the computation of diluted earnings per share for the six months ended June 30, 2009 due to the net loss recorded.

Note 6. Investment Securities

AVAILABLE FOR SALE	June 30, 2010				December 31, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$92,797	$626	$ —	$93,423	$81,678	$74	$(271)	$81,481
Mortgage-backed securities	276,307	5,097	(191)	281,213	243,118	2,304	(594)	244,828
Obligations of states and political subdivisions	20,914	459	(13)	21,360	14,666	369	(33)	15,002
Other debt securities	23,131	114	(1,054)	22,191	14,981	41	(1,701)	13,321
Other equity securities	21,669	370	(258)	21,781	21,107	197	(406)	20,898

	$434,818	$6,666	$(1,516)	$439,968	$375,550	$2,985	$(3,005)	$375,530

HELD TO MATURITY	June 30, 2010				December 31, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$4,995	$307	$ —	$5,302	$4,994	$307	$ —	$5,301
Mortgage-backed securities	24,883	1,310		26,193	27,837	951	(19)	28,769
Obligations of states and political subdivisions	40,735	1,336	(26)	42,045	47,412	1,383	(33)	48,762
Other debt securities	1,573	38	(17)	1,594	1,578	3	(24)	1,557

	$72,186	$2,991	$(43)	$75,134	$81,821	$2,644	$(76)	$84,389

The following table shows maturities of investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	June 30, 2010
	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$3,967	$3,979	$7,795	$7,848
Due after one year through five years	92,279	93,113	24,891	26,053
Due after five years through ten years	32,504	32,282	13,310	13,688
Due after ten years	8,092	7,600	1,307	1,352
	136,842	136,974	47,303	48,941
Mortgage-backed securities	276,307	281,213	24,883	26,193
Other equity securities	21,669	21,781	—	—
Total securities	$434,818	$439,968	$72,186	$75,134

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Sale proceeds	$ —	$ —	$ —	$25,778
Gross gains	—	—	1	993
Gross losses	—	—	—	(108)
Other than temporary impairment	—	(532)	—	(532)

Securities with a carrying value of approximately $364.8 million and $331.7 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

June 30, 2010	Less than 12 months		12 months or longer			Total

AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses

			(dollars in thousands)
U.S. government agencies	$0	$0	$ —	$ —	0	$0	$0
Mortgage-backed securities	$25,947	129	10,651	62	14	36,598	191
Obligations of states and political subdivisions	3,026	13	40	0	6	3,066	13
Corporate debt securities	0	—	10,901	1,054	4	10,901	1,054
Equity securities	351	143	583	115	4	934	258

	$29,324	$285	$22,175	$1,231	28	$51,499	$1,516

HELD TO MATURITY

U.S. government agencies	$ —	$ —	$ —	$ —	—	$ —	$ —
Mortgage-backed securities	—	—	7	—	1	7	—
Obligations of states and political subdivisions	—	—	1,094	26	3	1,094	26
Other debt securities	—	—	518	17	1	518	17

	$0	$0	$1,619	$43	5	$1,619	$43

December 31, 2009	Less than 12 months		12 months or longer			Total

AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses

			(dollars in thousands)
U.S. government agencies	$32,681	$271	$ —	$ —	8	$32,681	$271
Mortgage-backed securities	66,874	467	6,507	127	26	73,381	594
Obligations of states and political subdivisions	2,541	32	64	1	6	2,605	33
Other debt securities	0	0	10,255	1,701	4	10,255	1,701
Equity securities	620	134	812	272	5	1,432	406

	$102,716	$904	$17,638	$2,101	49	$120,354	$3,005

HELD TO MATURITY

Mortgage-backed securities	$1,795	$19	$8	$ —	2	$1,803	$19
Obligations of states and political subdivisions	0	0	1,088	33	3	1,088	33
Other debt securities	—	—	1,019	24	2	1,019	24

	$1,795	$19	$2,115	$57	7	$3,910	$76

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

Note 7. Loans and Leases.

	June 30, 2010	December 31, 2009
	(in thousands)
Commercial loans secured by real estate	$936,049	$918,517
Commercial and Industrial loans	174,899	168,450
Leases	87,936	113,160
Leases held for sale, at fair value	3,233	7,314
Real estate-construction	96,171	116,997
Real estate-mortgage	389,205	374,091
Home Equity and consumer installment	305,355	315,598

Total loans	1,992,848	2,014,127

Plus: deferred costs	2,641	2,908

Loans net of deferred costs	$1,995,489	$2,017,035

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

The following table shows Lakeland’s recorded investment in impaired loans and leases, the related valuation allowance and the year-to-date average recorded investment as of June 30, 2010, December 31, 2009 and June 30, 2009:

Date	Investment	Valuation Allowance	Average Recorded Investment Year-to-date
June 30, 2010	$32.3 million	$4.2 million	$32.0 million
December 31, 2009	$31.4 million	$3.7 million	$25.2 million
June 30, 2009	$27.0 million	$4.6 million	$19.9 million

Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. At June 30, 2010 and December 31, 2009, the Company had $15.0 million and $14.6 million, respectively, in impaired loans and leases for which there was no related allowance for loan losses. Lakeland recognized interest on impaired loans and leases of $133,000 and $4,000 in the first six months of 2010 and 2009, respectively. Interest that would have accrued had the loans and leases performed under original terms would have been $1.3 million for the first six months of 2010 and 2009.

Lakeland had leases held for sale with a fair market value of $3.2 million as of June 30, 2010, compared to $7.3 million as of December 31, 2009. Management records mark-to-market adjustments on the pools of leases based on indications of interest from potential buyers, and sales prices of similar leases previously sold adjusted for differences in types of collateral and other characteristics. During the first half of 2010, the Company sold leases held for sale with a carrying value of $373,000 for $400,000 and recorded a net gain of $27,000. The Company also reclassified $1.9 million from held for sale to held for investment because management’s intent regarding these leases had changed. The Company also recorded $2.1 million in payments on held for sale leases. The following tables show the components of gains (losses) on held for sale leasing assets for the periods presented (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Gains on sales of held for sale leases	$17	$ —	$27	$ —
Mark-to-market adjustment on held for sale leases	186	—	282	—
Realized gains on paid off held for sale leases	85	—	125	—
Gains on other repossessed assets	267	(585)	425	(585)

Total gain (loss) on held for sale leasing assets	$555	($585)	$859	($585)

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined pension plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

	(in thousands)		(in thousands)
Interest cost	$24	$24	$48	$47
Expected return on plan assets	(19)	(13)	(39)	(25)
Amortization of unrecognized net actuarial loss	13	18	27	36

Net periodic benefit expense	$18	$29	$36	$58

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

	(in thousands)		(in thousands)
Service cost	$7	$7	$14	$13
Interest cost	13	12	25	25
Amortization of prior service cost	7	8	15	16
Amortization of unrecognized net actuarial loss	2	3	4	6

Net periodic benefit expense	$29	$30	$58	$60

The Company made contributions of $80,000 to the plan during each of the six months ended June 30, 2010 and 2009. No further contributions are expected to be made in 2010.

Note 10. Estimated Fair Value of Financial Instruments and Fair Value Measurement

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

The following table sets forth the Company’s financial assets that were accounted for at fair values as of June 30, 2010 by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of June 30, 2010. During the six months ended June 30, 2010, the Company did not make any significant transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at June 30, 2010

Assets:
Investment securities, available for sale
US government agencies	$ —	$93,423	$ —	$93,423
Mortgage backed securities	—	281,213	—	281,213
Obligations of states and political subdivisions	—	21,360	—	21,360
Corporate debt securities	—	22,191	—	22,191
Other equity securities	1,756	20,025	—	21,781

Total securities available for sale	$1,756	$438,212	$ —	$439,968

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at June 30, 2010

Assets:
Leases held for sale	$ —	$ —	$3,233	$3,233
Impaired Loans and Leases	—	—	32,307	32,307
Other real estate owned and other repossessed assets	—	—	1,277	1,277
Land held for sale	—	—	914	914

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

U.S. GAAP also requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and leases. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2010 and December 31, 2009 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at June 30, 2010 and December 31, 2009 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair value of federal funds purchased, securities sold under agreements to repurchase, long-term debt and subordinated debentures are based upon the discounted value of contractual cash flows. The Company estimates the discount rate using the rates currently offered for similar borrowing arrangements.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2010		2009
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial Assets:	(in thousands)
Cash and cash equivalents	$52,959	$52,959	$58,663	$58,663
Investment securities available for sale	439,968	439,968	375,530	375,530
Investment securities held to maturity	72,186	75,134	81,821	84,389
Loans, including leases held for sale	1,995,489	2,001,633	2,017,035	2,015,268
Financial Liabilities:
Deposits	2,170,145	2,174,119	2,157,187	2,160,445
Federal funds purchased and securities sold under agreements to repurchase	54,176	54,176	63,672	63,672
Long-term debt	145,900	162,090	145,900	161,023
Subordinated debentures	77,322	79,364	77,322	81,503
Commitments:
Standby letters of credit	—	73	—	20

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

In July 2010, the FASB issued accounting guidance to provide financial statement users with greater transparency about an entity’s allowance for loan and lease losses and the credit quality of its loan and lease portfolio. Under the new guidelines, the allowance for loan and lease losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired loans and leases and non-accrual status are to be presented by class of loans and leases. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan and lease portfolio’s risk and performance. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010.

Note 12. Subsequent Event

On August 4, 2010, the Company redeemed 20,000 shares (or approximately 34%) of its Fixed Rate Cumulative Preferred Stock, Series A originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program. The Company paid to the Treasury $20.2 million, which included $20.0 million of principal and $219,000 in accrued and unpaid dividends, on August 4, 2010. As a result of the early payment, the Company also will accelerate the accretion of $898,000 of discount. The following are the actual capital ratios for the Company and Lakeland as of June 30, 2010 and the pro forma ratios assuming the redemption of the preferred stock as of that date:

	Tier 1 Capital to Total Average Assets Ratio June 30, 2010	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2010	Total Capital to Risk-Weighted Assets Ratio June 30, 2010

Actual Capital Ratios:
The Company	9.77%	13.24%	14.49%
Lakeland Bank	9.32%	12.64%	13.89%

Pro-forma Capital Ratios:
The Company	9.09%	12.25%	13.51%
Lakeland Bank	8.61%	11.62%	12.87%
“Well capitalized” institution under FDIC
Regulations	5.00%	6.00%	10.00%

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry-including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, passage by the U.S. Congress of legislation which unilaterally amends the terms of the U.S. Treasury Department’s preferred stock investment in the Company, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of the Company’s lending and leasing activities, customers’ acceptance of the Company’s products and services and competition.

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

Critical Accounting Policies, Judgments and Estimates

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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. There have been no material changes in the Company’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in the Company’s most recent Annual Report on Form 10-K.

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

The Company tests goodwill for impairment annually or when circumstances indicate a potential for impairment at the reporting unit level. The Company has determined that it has one reporting unit, Community Banking. The Company analyzes goodwill using various methodologies including an income approach and a market approach. The income approach calculates cash flows to a potential acquirer based on the anticipated financial results assuming a change in control transaction. The market approach includes a comparison of pricing multiples in recent acquisitions of similar companies and applies these multiples to the Company. The Company tested the goodwill as of December 31, 2009 and determined that it is not impaired. There were no triggering events in the first half of 2010 that would cause the Company to do an interim valuation.

Results of Operations

(Second Quarter 2010 Compared to Second Quarter 2009)

Net Income (Loss)

Net income for the second quarter of 2010 was $4.8 million, compared to a net loss of ($12.7) million for the same period in 2009. Net income available to common shareholders was $3.8 million compared to a net loss of ($13.6) million for the same period last year. Diluted earnings per share was $0.16 for the second quarter of 2010, compared to a loss of ($0.58) per share for the same period last year.

The second quarter 2009 results were negatively impacted by a loan and lease loss provision of $34.1 million compared to a provision of $5.0 million in the second quarter of 2010. The loan and lease loss provision in the second quarter of 2009 resulted from several factors including continued charge-offs in the Company’s leasing portfolio, increases in non-performing loans in its commercial loan portfolio and the Company’s decision to reduce the exposure in its leasing portfolio by designating certain lease pools as held for sale.

Net Interest Income

Net interest income on a tax equivalent basis for the second quarter of 2010 was $25.2 million, which was $2.4 million, or 10%, above the $22.8 million net interest income earned in the second quarter of 2009. The net interest margin increased from 3.63% in the second quarter of 2009 to 3.96% in the second quarter of 2010, primarily as a result of a 78 basis point reduction in the cost of interest-bearing liabilities, which was partially offset by a 32 basis point decline in the yield on interest-earning assets. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, June 30, 2010			For the three months ended, June 30, 2009
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$1,999,494	$28,049	5.63%	$2,020,379	$29,156	5.79%
Taxable investment securities	421,555	3,009	2.86%	379,588	3,372	3.55%
Tax-exempt securities	60,831	765	5.03%	68,669	914	5.32%
Federal funds sold (B)	68,263	40	0.23%	48,118	31	0.26%
Total interest-earning assets	2,550,143	31,863	5.01%	2,516,754	33,473	5.33%
Noninterest-earning assets:
Allowance for loan and lease losses	(27,450)			(24,963)
Other assets	249,031			220,630
TOTAL ASSETS	$2,771,724			$2,712,421

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$321,699	$149	0.19%	$305,406	$433	0.57%
Interest-bearing transaction accounts	1,051,107	1,993	0.76%	830,526	2,152	1.04%
Time deposits	477,542	1,726	1.45%	641,993	4,564	2.84%
Borrowings	281,319	2,798	3.98%	332,327	3,521	4.24%
Total interest-bearing liabilities	2,131,667	6,666	1.25%	2,110,252	10,670	2.03%
Noninterest-bearing liabilities:
Demand deposits	351,970			309,548
Other liabilities	12,810			17,590
Stockholders’ equity	275,277			275,602
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,771,724			$2,712,992
Net interest income/spread		25,197	3.76%		22,803	3.30%
Tax equivalent basis adjustment		268			320
NET INTEREST INCOME		$24,929			$22,483
Net interest margin (C)			3.96%			3.63%
(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $33.5 million in the second quarter of 2009 to $31.9 million in the second quarter of 2010, a decrease of $1.6 million, or 5%. The decrease in interest income was due to a 32 basis point decrease in the yield on interest earning assets, as a result of the declining rate environment along with a lower percentage of earning assets being deployed in loans and leases. Average loans and leases totaling $2.0 billion in the second quarter of 2010 decreased $20.9 million compared to the second quarter of 2009, while average investment securities totaling $482.4 million in the second quarter of 2010 increased $34.1 million. Loans as a percent of interest earning assets declined from 80% in the second quarter of 2009 to 78% in the second quarter of 2010. Investments, including securities and federal funds sold, increased from 20% of interest earnings assets in the second quarter of 2009 to 22% in the second quarter of 2010. Loans and leases typically earn higher yields than investment securities.

Total interest expense decreased from $10.7 million in the second quarter of 2009 to $6.7 million in the second quarter of

2010, a decrease of $4.0 million, or 38%. Average interest-bearing liabilities increased $21.4 million, but the cost of those liabilities decreased from 2.03% in 2009 to 1.25% in 2010. The decrease in yield was due to the declining rate environment along with a change in the mix of interest-bearing liabilities. Average rates paid on interest-bearing liabilities declined in all categories. Savings and interest-bearing transaction accounts as a percent of interest-bearing liabilities increased from 54% in the second quarter of 2009 to 64% in the second quarter of 2010. Time deposits as a percent of interest-bearing liabilities declined from 30% in the second quarter of 2009 to 22% in the second quarter of 2010 as customers preferred to keep their deposits in short-term transaction accounts in the current low rate environment. Average borrowings decreased from $332.3 million in 2009 to $281.3 million in 2010, as deposit growth outpaced loan and lease growth and because the Company prepaid $55.0 million of long-term debt in the fourth quarter of 2009.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and leases; net charge-offs, and the results of independent third party loan and lease review.

In the second quarter of 2010, a $5.0 million provision for loan and lease losses was recorded compared to a $34.1 million provision for the same period last year. The decline in the provision from the second quarter of 2009 resulted from a $31.2 million decline in net charge-offs and was based on management’s evaluation of the adequacy of the allowance for loan and lease losses. The Company requires a reserve on its loans and leases based on the financial strength of the borrower, collateral adequacy, delinquency history and other factors discussed under “Risk Elements” below. The reserve for leases is more specifically assessed based on the borrower’s payment history, financial strength of the borrower determined through financial information provided, value of the underlying assets and in the case of recourse transactions, the financial strength of the originator (servicer).

In the second quarter of 2009, the Company had a $34.1 million loan and lease loss provision which resulted from continued charge-offs in the Company’s leasing portfolio, increases in non-performing loans in its commercial portfolio and the Company’s decision to reduce the exposure in its leasing portfolio by designating certain lease pools as held for sale. The Company’s decision to sell designated lease pools resulted in mark-to-market adjustments totaling $21.6 million as well as additional net charge-offs in the leasing portfolio of $12.2 million in the second quarter of 2009.

During the second quarter of 2010, the Company charged off loans of $4.9 million and recovered $763,000 in previously charged off loans and leases compared to $35.7 million and $390,000, respectively, during the same period in 2009. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $1.1 million or 33% to $4.6 million in the second quarter of 2010 compared to the second quarter of 2009. Included in noninterest income for the second quarter of 2009 was a $532,000 other-than-temporary impairment loss that the Company recorded on equity securities in its investment portfolio. The remainder of the increase in noninterest income is due primarily to gains on leasing related assets, which were $555,000 in the second quarter of 2010 compared to losses of $529,000 in the second quarter of 2009. In the second quarter of 2010, our gains on leasing related assets includes gains from payoffs and sales of held for sale leases, and gains on sales of other repossessed assets. In the second quarter of 2009, we recorded $585,000 in losses on sales of leasing related other repossessed assets. Other income at $280,000 was $198,000 higher than the same period last year, as the Company recorded a gain of $181,000 on the sale of a former branch office building. Partially offsetting these positive variances was service charges on deposits at $2.5 million, which decreased by $199,000, or 7%, from 2009, due to reduced overdraft fees collected. Commissions and fees at $833,000, decreased by $40,000, or 5%, from 2009, primarily due to reduced loan fees. Additionally, income on bank owned life insurance at $385,000 decreased by $433,000 as the Company received insurance proceeds of $486,000 on a bank owned life insurance policy in the second quarter of 2009.

Noninterest Expense

Noninterest expense totaling $17.1 million decreased $2.5 million in the second quarter of 2010 from the second quarter of 2009. Marketing expense at $648,000 decreased $136,000, or 17%, due primarily to a reduction in media expenses. FDIC insurance expense at $964,000 decreased by $1.5 million, as the Company paid an industry-wide special FDIC assessment in the second quarter of 2009 of $1.2 million. Collection expense at $159,000 and other real estate and repossessed asset expense at $198,000 decreased $218,000, or 58%, and $467,000, or 70%, respectively, due to decreased leasing related expenses. Other real estate and other repossessed asset expense included write-downs of other repossessed assets of $661,000 in the second quarter of 2009. Legal expense at $423,000 increased $231,000 in the second quarter of 2010 compared to the same period in 2009 as a result of increased workout expenses related to non-performing loans and leases. Other expenses decreased by $787,000 to $2.2 million in the second quarter of 2010 primarily as a result of a $704,000 expense that the Company recorded in the second quarter of 2009 relating to the pretax payout to beneficiaries of the previously mentioned life insurance proceeds. The Company’s efficiency ratio, a non-GAAP financial measure, was

55.9% in the second quarter of 2010, compared to 70.0% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio:

	For the three months ended June 30,
	2010	2009
	(dollars in thousands)
Calculation of efficiency ratio
Total non-interest expense	$17,107	$19,654
Less:
Amortization of core deposit intangibles	(266)	(266)
Other real estate owned and other repossessed asset expense	(198)	(665)
Non-interest expense, as adjusted	$16,643	$18,723

Net interest income	$24,929	$22,483
Noninterest income	4,553	3,411
Total revenue	29,482	25,894
Plus: Tax-equivalent adjustment on municipal securities	268	320
Less: (gains) losses on investment securities	—	532
Total revenue, as adjusted	$29,750	$26,746

Efficiency ratio	55.94%	70.00%

Income Taxes

The Company’s effective tax rate was 35.5% in the second quarter of 2010, compared to 54.3% in the second quarter of 2009. The Company’s effective tax rate was 54.3% in the second quarter of 2009 because of its net loss and the impact that tax advantaged income had on the tax benefit of the loss. Tax advantaged income includes tax exempt securities income and income on bank owned life insurance policies.

(Year-to-Date 2010 Compared to Year-to-Date 2009)

Net Income (Loss)

Net income for the first half of 2010 was $9.3 million, compared to net loss of ($9.5) million for the same period in 2009. Diluted earnings per share was $0.31 for the first half of 2010, compared to a loss per share of ($0.46) in the first half of 2009. The increase in net income related to the decrease in the provision for loan and lease losses from $40.5 million in the first half of 2009 to $9.9 million in the first half of 2010.

Net Interest Income

Net interest income on a tax equivalent basis for the first half of 2010 was $50.1 million, a $4.1 million or 9% increase from the $46.0 million earned in the first half of 2009. The net interest margin increased from 3.72% in the first half of 2009 to 3.98 % in the first half of 2010, primarily as a result of a 79 basis point reduction in the cost of interest-bearing liabilities, which was partially offset by a 41 basis point decline in the yield on interest-earning assets. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the six months ended, June 30, 2010			For the six months ended, June 30, 2009
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$2,004,414	$56,301	5.66%	$2,024,772	$59,298	5.91%
Taxable investment securities	413,644	5,992	2.90%	360,441	6,791	3.77%
Tax-exempt securities	61,657	1,565	5.08%	66,800	1,789	5.36%
Federal funds sold (B)	58,240	68	0.23%	44,132	57	0.26%
Total interest-earning assets	2,537,955	63,926	5.07%	2,496,145	67,935	5.48%
Noninterest-earning assets:
Allowance for loan and lease losses	(26,920)			(24,631)
Other assets	250,778			221,179
TOTAL ASSETS	$2,761,813			$2,692,693

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$317,386	$335	0.21%	$300,305	$964	0.65%
Interest-bearing transaction accounts	1,063,088	4,356	0.83%	841,118	4,545	1.09%
Time deposits	474,636	3,582	1.51%	629,843	9,399	2.98%
Borrowings	280,209	5,589	3.99%	337,001	7,026	4.17%
Total interest-bearing liabilities	2,135,319	13,862	1.30%	2,108,267	21,934	2.09%
Noninterest-bearing liabilities:
Demand deposits	340,624			302,037
Other liabilities	12,566			16,077
Stockholders’ equity	273,304			266,312
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,761,813			$2,692,693
Net interest income/spread		50,064	3.77%		46,001	3.40%
Tax equivalent basis adjustment		548			626
NET INTEREST INCOME		$49,516			$45,375
Net interest margin (C)			3.98%			3.72%
(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $67.9 million in the first half of 2009 to $63.9 million in 2010, a decrease of $4.0 million, or 6%. The decrease in interest income was due primarily to a 41 basis point decrease in the average yield earned on interest earning assets, which resulted from the decline in rates and the change in mix discussed previously in the comparison of the results of operations between the second quarter of 2010 and the second quarter of 2009.

Total interest expense decreased from $21.9 million in the first half of 2009 to $13.9 million in the first half of 2010, a decrease of $8.1 million, or 37%. Average interest-bearing liabilities increased $27.1 million, but the cost of those liabilities decreased from 2.09% in 2009 to 1.30% in 2010 for the same reasons as discussed in the quarterly analysis. Average deposits increased from $2.07 billion in the first half of 2009 to $2.20 billion in the first half of 2010, an increase of $122.4 million, or 6%. Average borrowings decreased from $337.0 million in 2009 to $280.2 million in 2010 due to the same reasons discussed above in the quarterly comparison.

Provision for Loan and Lease Losses

The provision for loan and lease losses decreased from $40.5 million for the first half of 2009 to $9.9 million for the first half of 2010. During the first half of 2010, the Company charged off loans and leases of $9.0 million and recovered $1.3 million in previously charged off loans and leases compared to $42.2 million and $1.1 million, respectively, during the same period in 2009. The decrease in the provision for loan and lease losses resulted from the same reasons discussed in the quarterly analysis. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $278,000 to $8.7 million for the first six months of 2010 compared to the first six months of 2009. Service charges on deposits decreased $418,000, or 8% to $4.9 million for the same reasons mentioned in the quarterly discussion. Gains on investment securities was $1,000 for the first six months of 2010, compared to $353,000 for the first six months of 2009, while gains on leasing related assets totaled $859,000 compared to losses of $344,000 in 2009. Income on bank owned life insurance decreased $378,000 to $771,000 and other income increased $201,000 to $365,000 for the same reasons mentioned in the quarterly discussion.

Noninterest Expense

For the first six months of 2010, noninterest expense was $33.9 million, compared to $36.4 million in 2009, a decrease of 7%. Noninterest expenses declined for the same reasons discussed in the quarterly comparison which included the $1.2 million special FDIC assessment and the $704,000 payout of bank owned life insurance proceeds. The Company’s efficiency ratio was 56.40% in the first half of 2010, compared to 64.94% for the same period last year. The following table shows the calculation of the efficiency ratio:

	For the six months ended June 30,
	2010	2009
	(dollars in thousands)
Calculation of efficiency ratio
Total non-interest expense	$33,887	$36,405
Less:
Amortization of core deposit intangibles	(531)	(531)
Other real estate owned and other repossessed asset expense	(235)	(785)
Non-interest expense, as adjusted	$33,121	$35,089

Net interest income	$49,516	$45,375
Noninterest income	8,662	8,384
Total revenue	58,178	53,759
Plus: Tax-equivalent adjustment on municipal securities	548	626
Less: (gains) losses on investment securities	(1)	(353)
Total revenue, as adjusted	$58,725	$54,032

Efficiency ratio	56.40%	64.94%

Income Taxes

The effective tax rate for the first half of 2010 was 35.3% compared to 58.7% for the first half of 2009. The Company’s effective tax rate was 58.7% in the first half of 2009 because of its net loss and the impact that tax advantaged income had on the tax benefit of the loss.

Financial Condition

The Company’s total assets increased $14.6 million from $2.72 billion at December 31, 2009, to $2.74 billion at June 30, 2010. Declines in loans and leases were offset by increases in investment securities. Although deposits increased by less than one percent, declines in time deposits and interest bearing transaction accounts were offset by an 11% increase in noninterest bearing transaction accounts.

Loans and Leases

Gross loans and leases, including leases held for sale, at $2.0 billion decreased by $21.3 million from December 31, 2009. The decrease in gross loans and leases is primarily due to leases decreasing $29.3 million, or 24%, from $120.5 million at December 31, 2009 to $91.2 million (including $3.2 million held for sale) on June 30, 2010. Excluding leases, loans increased $8.0 million from December 31, 2009, or less than 1%, due to low loan demand. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and restructured loans and leases and other real estate owned on the dates presented:

(in thousands)	June 30, 2010	June 30, 2009	December 31, 2009

Commercial secured by real estate	$20,053	$19,648	$25,798
Commercial and Industrial	3,701	1,752	2,047
Leases	6,274	2,666	3,511
Home equity and consumer	2,436	1,535	1,890
Real estate—mortgage	8,576	2,909	5,465

Total Non-accrual loans and leases	$41,040	$28,510	$38,711
Other real estate and other repossessed assets	1,277	1,651	1,864

TOTAL NON-PERFORMING ASSETS	$42,317	$30,161	$40,575

Non-performing assets as a percent of total assets	1.55%	1.11%	1.49%

Loans and leases past due 90 days or more and still accruing	$578	$4,228	$1,437

Troubled debt restructurings, still accruing	$8,561	—	$3,432

Non-performing assets increased from $40.6 million on December 31, 2009, or 1.49% of total assets, to $42.3 million, or 1.55% of total assets, on June 30, 2010. Declines in commercial non-accruals were offset by increases in non-accruals in leases and residential mortgages. Leases on non-accrual increased $2.8 million from December 31, 2009 to $6.3 million on June 30, 2010. The increase in leases includes $4.0 million related to one lessee who has named the Company and other unrelated parties in a complaint in connection with the leases. For more information, see Legal Proceedings in Part II Item 1 of this Quarterly Report on Form 10-Q. Residential mortgages on non-accrual increased $3.1 million from December 31, 2009 to $8.6 million on June 30, 2010 resulting from deterioration in the economy and the increased unemployment rate. Commercial loan non-accruals at June 30, 2010 included three loan relationships with balances over $1.0 million, totaling $5.8 million, and nine loan relationships between $500,000 and $1.0 million, totaling $7.3 million.

Loans and leases past due ninety days or more and still accruing at June 30, 2010 decreased $859,000 to $578,000 from $1.4 million on December 31, 2009. Loans and leases past due 90 days or more and still accruing are those loans and leases that are both well-secured and in process of collection.

On June 30, 2010, the Company had $8.6 million in loans that were troubled debt restructurings and still accruing. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower. The increase in restructured loans compared to prior periods results from a deteriorating economy impacting commercial real estate values and continuing high unemployment.

On June 30, 2010, the Company had $32.3 million in impaired loans and leases (consisting primarily of non-accrual loans and leases) compared to $31.4 million at year-end 2009. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $4.2 million has been allocated as a portion of the allowance for loan and lease losses for impairment at June 30, 2010. At June 30, 2010, the Company also had $33.5 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

There were no loans and leases at June 30, 2010, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Six months ended June 30, 2010	Six months ended June 30, 2009	Year ended December 31, 2009

Balance of the allowance at the beginning of the year	$25,563	$25,053	$25,053

Loans and leases charged off:
Commercial secured by real estate	4,312	717	2,724
Commercial and Industrial	1,189	286	2,632
Leases	2,425	18,429	22,972
Charge down of leases held for sale(1)	—	21,580	22,122
Home Equity and consumer	1,007	1,141	2,499
Real estate—mortgage	80	50	433

Total loans charged off	9,013	42,203	53,382

Recoveries:
Commercial secured by real estate	108	1	135
Commercial and Industrial	2	35	134
Leases	934	918	1,777
Home Equity and consumer	249	116	231
Real estate—mortgage	5	—	—

Total Recoveries	1,298	1,070	2,277

Net charge-offs:	7,715	41,133	51,105
Provision for loan and lease losses	9,880	40,459	51,615

Ending balance	$27,728	$24,379	$25,563

Ratio of annualized net charge-offs to average loans and leases outstanding:
including charge down of leases held for sale	0.78%	4.10%	2.55%
excluding charge down of leases held for sale	0.78%	1.95%	1.44%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.39%	1.23%	1.27%

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

The allowance for loan and lease losses as a percent of total loans increased to 1.39% of total loans on June 30, 2010, compared to 1.27% as of December 31, 2009 as a result of the increase in non-performing loans. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans are adequate.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2010. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities increased from $457.4 million on December 31, 2009 to $512.2 million on June 30, 2010, an increase of $54.8 million, or 12%, which resulted from increased liquidity due to increased deposits and a decline in loans and leases.

Deposits

Total deposits increased from $2.16 billion on December 31, 2009 to $2.17 billion on June 30, 2010, an increase of $13.0 million, or less than 1%. Noninterest bearing deposits increased $34.9 million, or 11%, to $358.1 million, resulting from an increase in commercial noninterest bearing deposits, while savings and interest-bearing transaction accounts decreased $15.9 million, or 1%, resulting from a $47.7 million decrease in municipal deposits offset by increases in money market accounts and savings accounts of $18.2 million and $10.4 million, respectively.

Liquidity

Cash and cash equivalents, totaling $53.0 million on June 30, 2010, decreased $5.7 million from December 31, 2009. Operating activities provided $30.7 million in net cash. Investing activities used $36.8 million in net cash, primarily reflecting the purchase of securities. Financing activities provided $454,000 in net cash, reflecting the increase in deposits of $13.0 million, partially offset by a decline in short term borrowings of $9.5 million and dividends paid of $3.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. At June 30, 2010, the Company had outstanding loan origination commitments of $411.1 million. These commitments include $360.1 million that mature within one year; $30.5 million that mature after one but within three years; $4.0 million that mature after three but within five years and $16.5 million that mature after five years. The Company also had $8.4 million in letters of credit outstanding at June 30, 2010. This included $7.1 million that are maturing within one year, $1.2 million that mature after one but within three years; $22,000 that mature after three but within five years and $80,000 that mature after 5 years. Time deposits issued in amounts of $100,000 or more maturing within one year total $145.2 million.

Capital Resources

Stockholders’ equity increased from $268.0 million on December 31, 2009 to $277.9 million on June 30, 2010, an increase of $9.9 million, or 4%. Book value per common share increased to $9.22 on June 30, 2010 from $8.88 on December 31, 2009. The increase in stockholders’ equity from December 31, 2009 to June 30, 2010 was due to $9.3 million in net income and a $3.2 million increase in accumulated other comprehensive income relating to an increase in market value in the Company’s available for sale securities portfolio, partially offset by the payment of cash dividends of $2.0 million on common stock and $1.5 million on preferred stock.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2010, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at June 30, 2010 are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio June 30, 2010	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2010	Total Capital to Risk-Weighted Assets Ratio June 30, 2010
The Company	9.77%	13.24%	14.49%
Lakeland Bank	9.32%	12.64%	13.89%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

Regulatory Developments

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity.

Non-GAAP Financial Measures

Reported amounts are presented in accordance with U.S. GAAP. The Company’s management believes that the supplemental non-GAAP information, which consists of measurements and ratios based on tangible equity and tangible assets, is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. These disclosures should not be viewed as a substitute for financial results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies.

(dollars in thousands, except per share amounts)	June 30, 2010	December 31, 2009

Calculation of tangible book value per common share
Total common stockholders’ equity at end of period—GAAP	$221,512	$211,963
Less:
Goodwill	87,111	87,111
Other identifiable intangible assets, net	1,109	1,640

Total tangible common stockholders’ equity at end of period—Non-GAAP	$133,292	$123,212

Shares outstanding at end of period	24,027	23,872

Book value per share—GAAP	$9.22	$8.88

Tangible book value per share—Non-GAAP	$5.55	$5.16

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period—Non-GAAP	$133,292	$123,212

Total assets at end of period	$2,738,557	$2,723,968
Less:
Goodwill	87,111	87,111
Other identifiable intangible assets, net	1,109	1,640

Total tangible assets at end of period—Non-GAAP	$2,650,337	$2,635,217

Common equity to assets—GAAP	8.09%	7.78%

Tangible common equity to tangible assets—Non-GAAP	5.03%	4.68%

	For the three months ended,		For the six months ended,

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Calculation of return on average tangible common equity
Net income (loss)—GAAP	$4,753	$(12,722)	$9,319	($9,547)

Total average common stockholders’ equity	219,028	$219,968	$217,138	$221,738
Less:
Average goodwill	87,111	87,111	87,111	87,111
Average other identifiable intangible assets, net	1,255	2,317	1,387	2,449

Total average tangible common stockholders’ equity—Non GAAP	$130,662	$130,540	$128,640	$132,178

Return on average common stockholders’ equity—GAAP	8.70%	-23.20%	8.65%	-8.68%

Return on average tangible common stockholders’ equity—Non-GAAP	14.59%	-39.09%	14.61%	-14.56%

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $100.6 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-5.0%			-5.0%
June 30, 2010	-2.5%	-1.0%	-2.3%	-3.0%
December 31, 2009	-3.0%	-1.4%	-1.8%	-2.7%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2010 (the base case) was $367.8 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-25.0%			-25.0%
June 30, 2010	-2.9%	0.5%	-5.5%	-13.7%
December 31, 2009	-5.2%	-0.7%	-2.4%	-9.9%

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

A complaint, dated February 24, 2010, was filed by the International Association of Machinists and Aerospace Workers, as plaintiff, against the Company and other unrelated parties in the Circuit Court of Maryland for Prince George’s County. The plaintiff alleges fraudulent conduct in connection with certain equipment leases it entered into by a vendor and lease broker not affiliated with the Company. Certain of these leases were subsequently assigned to Lakeland resulting in the plaintiff amending its complaint to include all parties that were assignees. The Company believes that the claims asserted against it are without merit.

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

Item 1A. Risk Factors

Except for the risk factor detailed below, there have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The recently enacted Dodd-Frank Act may adversely impact the Company’s results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s and Lakeland’s business. Compliance with these new laws and regulations will likely result in additional costs, and may adversely impact the Company’s results of operations, financial condition or liquidity.

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

Date: August 6, 2010