Form 10-Q
period 2010-09-30
LAKELAND BANCORP INC
filed 2010-11-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     September 30, 2010

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

As of October 29, 2010 there were 24,064,190 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010 (unaudited)		December 31, 2009
		(dollars in thousands)
Cash	$42,547		$31,869
Federal funds sold and Interest-bearing deposits due from banks	54,048		26,794

Total cash and cash equivalents	96,595		58,663

Investment securities available for sale, at fair value	437,597		375,530
Investment securities held to maturity; fair value of $74,071 in 2010 and $84,389 in 2009	71,009		81,821
Loans and leases, net of deferred costs	1,984,822		2,009,721
Leases held for sale	2,029		7,314
Less: allowance for loan and lease losses	27,218		25,563

Net loans	1,959,633		1,991,472
Premises and equipment, net	27,792		29,196
Accrued interest receivable	8,787		8,943
Goodwill	87,111		87,111
Other identifiable intangible assets, net	843		1,640
Bank owned life insurance	42,867		41,720
Other assets	37,237		47,872

TOTAL ASSETS	$2,769,471		$2,723,968

LIABILITIES

Deposits:
Noninterest bearing	$379,625		$323,175
Savings and interest-bearing transaction accounts	1,413,063		1,368,272
Time deposits under $100 thousand	256,705		283,512
Time deposits $100 thousand and over	185,379		182,228

Total deposits	2,234,772		2,157,187
Federal funds purchased and securities sold under agreements to repurchase	68,448		63,672
Long-term debt	115,900		145,900
Subordinated debentures	77,322		77,322
Other liabilities	12,304		11,901

TOTAL LIABILITIES	2,508,746		2,455,982

Commitments and contingencies

STOCKHOLDERS EQUITY
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 39,000 shares at September 30, 2010 and 59,000 shares at December 31, 2009	37,365		56,023
Common stock, no par value; authorized shares, 40,000,000; issued 24,740,564 shares, at September 30, 2010 and December 31, 2009	258,497		259,521
Accumulated deficit	(27,760)		(34,961)
Treasury stock, at cost, 679,330 shares at September 30, 2010 and 868,428 at December 31, 2009	(9,377)		(11,940)
Accumulated other comprehensive income (loss)	2,000		(657)

TOTAL STOCKHOLDERS’ EQUITY	260,725		267,986

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,769,471		$2,723,968

The accompanying notes are an integral part of these financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended Septemeber 30,
	2010	2009	2010	2009

	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$27,670	$28,633	$83,971	$87,931
Federal funds sold and interest-bearing deposits with banks	42	32	110	89
Taxable investment securities	3,107	3,775	9,099	10,566
Tax-exempt investment securities	495	550	1,512	1,713

TOTAL INTEREST INCOME	31,314	32,990	94,692	100,299

INTEREST EXPENSE
Deposits	3,584	6,561	11,857	21,469
Federal funds purchased and securities sold under agreements to repurchase	27	29	95	96
Long-term debt	2,713	3,378	8,234	10,337

TOTAL INTEREST EXPENSE	6,324	9,968	20,186	31,902

NET INTEREST INCOME	24,990	23,022	74,506	68,397
Provision for loan and lease losses	4,857	4,718	14,737	45,177

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	20,133	18,304	59,769	23,220
NONINTEREST INCOME
Service charges on deposit accounts	2,678	2,768	7,626	8,134
Commissions and fees	965	1,045	2,683	2,741
Gains on investment securities	1,681	—	1,682	353
Income on bank owned life insurance	376	324	1,147	1,473
Gains (losses) on leasing related assets	312	(709)	1,171	(1,055)
Other income	77	126	442	291

TOTAL NONINTEREST INCOME	6,089	3,554	14,751	11,937

NONINTEREST EXPENSE
Salaries and employee benefits	9,073	8,545	26,972	25,867
Net occupancy expense	1,594	1,596	5,025	5,067
Furniture and equipment	1,270	1,235	3,661	3,719
Stationery, supplies and postage	360	394	1,172	1,215
Marketing expense	511	667	1,713	2,008
Core deposit intangible amortization	265	265	796	796
FDIC insurance expense	937	1,231	2,834	4,547
Collection expense	188	405	495	1,287
Legal expense	411	353	1,175	654
Other real estate and repossessed asset expense	119	133	354	917
Long term debt prepayment fee	1,835	—	1,835	—
Other expenses	2,388	2,253	6,806	7,404

TOTAL NONINTEREST EXPENSE	18,951	17,077	52,838	53,481

Income (loss) before provision for income taxes	7,271	4,781	21,682	(18,324)
Income tax expense (benefit)	2,399	2,770	7,491	(10,788)

NET INCOME (LOSS)	$4,872	$2,011	$14,191	($7,536)

Dividends on Preferred Stock and Accretion	1,589	885	3,391	2,309

Net Income (Loss) Available to Common Stockholders	$3,283	$1,126	$10,800	($9,845)

PER SHARE OF COMMON STOCK
Basic earnings (loss)	$0.14	$0.05	$0.45	$(0.42)

Diluted earnings (loss)	$0.14	$0.05	$0.45	$(0.42)

Dividends	$0.05	$0.05	$0.15	$0.25

The accompanying notes are an integral part of these financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months ended September 30, 2010

						Accumulated Other Comprehensive Income (Loss)
	Common stock		Series A Preferred Stock
	Number of Shares	Amount		Accumulated deficit	Treasury Stock		Total

	(dollars in thousands)
BALANCE DECEMBER 31, 2009	24,740,564	$259,521	$56,023	($34,961)	($11,940)	($657)	$267,986
Comprehensive income:
Net Income	—	—	—	14,191	—	—	14,191
Other comprehensive income, net of tax	—	—	—	—	—	2,657	2,657

Total comprehensive income							16,848

Preferred dividends	—	—	—	(2,049)	—	—	(2,049)
Accretion of discount	—	—	1,342	(1,342)	—	—	—
Stock based compensation	—	402	—	—	—	—	402
Redemption of preferred stock			(20,000)				(20,000)
Issuance of restricted stock awards	—	(476)	—	—	476	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(425)	—	(623)	1,091	—	43
Exercise of stock options, net of excess tax benefits	—	(525)	—	—	996	—	471
Cash dividends, common stock	—	—	—	(2,976)	—	—	(2,976)

BALANCE September 30, 2010 (UNAUDITED)	24,740,564	$258,497	$37,365	($27,760)	($9,377)	$2,000	$260,725

The accompanying notes are an integral part of these financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income (loss)	$14,191	$(7,536)
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,828	2,604
Depreciation and amortization	3,103	3,285
Provision for loan and lease losses	14,737	45,177
Gains on securities	(1,682)	(353)
(Gains) losses on held for sale leases	(635)	1,028
(Gains) losses on sales of other assets	(536)	285
Gains on sales of premises and equipment	(82)	—
Writedown of other repossessed assets	—	780
Stock-based compensation	402	326
(Increase) decrease in other assets	7,947	(17,617)
Increase in other liabilities	559	668

NET CASH PROVIDED BY OPERATING ACTIVITIES	40,832	28,647

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	121,476	96,838
Held to maturity	21,016	34,764
Proceeds from sales of securities:
Available for sale	72,747	25,778
Purchase of securities:
Available for sale	(252,937)	(324,661)
Held to maturity	(10,296)	(12,800)
Purchase of bank owned life insurance	—	(1,304)
Proceeds from sales of leases
Held for sale	931	53,407
Net (increase) decrease in loans and leases	14,240	(38,225)
Proceeds from sales of other repossessed assets	3,026	5,529
Capital expenditures	(1,093)	(2,825)
Proceeds from sales of bank premises and equipment	273	—

NET CASH USED IN INVESTING ACTIVITIES	(30,617)	(163,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	77,585	88,018
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	4,776	(362)
Repayments of long-term debt	(30,000)	(10,000)
Proceeds on issuance of preferred stock, net of costs	—	58,838
Redemption of preferred stock	(20,000)	—
Exercise of stock options	463	10
Excess tax benefits	8	1
Issuance of stock to dividend reinvestment and stock purchase plan	43	24
Dividends paid	(5,158)	(6,437)

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,717	130,092

Net decrease in cash and cash equivalents	37,932	(4,760)
Cash and cash equivalents, beginning of year	58,663	49,776

CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,595	$45,016

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

The Company evaluated its September 30, 2010 consolidated financial statements for subsequent events through the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 2. Stock-Based Compensation

Share-based compensation expense of $402,000 and $326,000 was recognized for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was unrecognized compensation cost of $864,000 related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.4 years. Unrecognized compensation expense related to unvested stock options was approximately $102,000 as of September 30, 2010 and is expected to be recognized over a period of 1.6 years.

In the first nine months of 2010, the Company granted 34,626 shares of restricted stock at a fair value of $7.18 per share under the 2009 program. These shares vest over a five year period. Compensation expense on these shares is expected to be approximately $50,000 per year for the next five years. In the first nine months of 2009, the Company granted 14,452 shares of restricted stock at a weighted market value of $9.26 per share under the 2000 program. Compensation expense on these shares is expected to be approximately $26,000 per year over an average period of four years.

In the first nine months of 2010, the Company granted options to purchase 25,000 shares of stock to a new non-employee director of the Company at an exercise price of $9.07 per share. The director’s options vest in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of the grant. The Company estimated the fair value of the option grant using a Black-Scholes option pricing model using the following assumptions: The risk-free interest rate was 2.32%; the expected dividend yield, 2.20%; the expected volatility, 47%; and the expected life, six years. The fair value of the options granted was estimated to be $3.48. The expected compensation expense to be recorded over the vesting period is $87,000.

There were no grants of stock options in the first nine months of 2009.

Option activity under the Company’s stock option plans as of September 30, 2010 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding, January 1, 2010	815,473	$12.38		$27,604
Issued	25,000	9.07
Exercised	(87,272)	6.59
Forfeited	(6,867)	14.28
Expired	(15,720)	6.67

Outstanding, September 30, 2010	730,614	$13.06	3.50	$83,909

Options exercisable at September 30, 2010	695,174	$13.19	3.24	$83,873

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the first nine months ended September 30, 2010 and 2009 was $106,000 and $6,000, respectively. Exercise of stock options during the first nine months of 2010 and 2009 resulted in cash receipts of $463,000 and $10,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the nine months ended September 30, 2010 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2010	96,891	$11.97
Granted	34,626	7.18
Vested	(4,576)	9.58
Forfeited	(869)	10.81

Outstanding, September 30, 2010	126,072	$10.75

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	September 30, 2010			September 30, 2009
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit	Net of tax amount

	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$721	($278)	$443	$4,643	($1,718)	$2,925
Less reclassification adjustment for net gains arising during the period	1,681	(602)	1,079	—	—	—

Net unrealized gains (losses)	($960)	$324	($636)	$4,643	($1,718)	$2,925
Change in minimum pension liability	8	(3)	5	7	(2)	5

Other comprehensive income (loss), net	($952)	$321	($631)	$4,650	($1,720)	$2,930

For the nine months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit	Net of tax amount

	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$5,892	($2,170)	$3,722	$5,638	($2,114)	$3,524
Less reclassification adjustment for net gains arising during the period	1,682	(602)	1,080	353	(124)	229

Net unrealized gains	$4,210	($1,568)	$2,642	$5,285	($1,990)	$3,295
Change in minimum pension liability	23	(8)	15	23	(8)	15

Other comprehensive income, net	$4,233	($1,576)	$2,657	$5,308	($1,998)	$3,310

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the nine months ended September 30,
	2010	2009

	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$3,073	$2,745
Cash paid during the period for interest	20,637	32,628
Transfer of loans and leases into other repossessed assets and other real estate owned	2,371	3,751
Transfer of loans and leases receivable to leases held for sale, at fair value	—	67,945
Transfer of leases from held for sale to held for investment	1,888	—

Note 5. Earnings Per Share.

The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands except per share data)	2010	2009	2010	2009

Net income (loss) available to common shareholders	$3,283	$1,126	$10,800	$(9,845)
Less: earnings allocated to participating securities	17	—	37	—

Net income (loss) allocated to common shareholders	3,266	1,126	10,763	(9,845)

Weighted average number of common shares outstanding - basic	23,921	23,695	23,880	23,651
Share-based plans	37	36	25	—

Weighted average number of common shares diluted	23,958	23,731	23,905	23,651

Basic earnings (loss) per share	$0.14	$0.05	$0.45	$(0.42)

Diluted earnings (loss) per share	$0.14	$0.05	$0.45	$(0.42)

Options to purchase 668,732 shares of common stock at a weighted average price of $13.62 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 2,250 shares of restricted stock at a weighted average price of $10.56 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended September 30, 2010 because the exercise price was greater than the average market price. Options to purchase 683,483 shares of common stock at a weighted average price of $13.76 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 100,831 shares of restricted stock at a weighted average price of $12.87 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended September 30, 2009 because the option exercise price and the grant-date price were greater than the average market price.

Options to purchase 668,732 shares of common stock at a weighted average price of $13.62 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 2,250 shares of restricted stock at a weighted average price of $10.56 per share were outstanding and were not included in the computation of diluted earnings per share for the nine months ended September 30, 2010 because the exercise price and the grant-date price were greater than the average market price. Options to purchase 851,659 shares of common stock at a weighted average price of $12.37 per share, a warrant to purchase 949,571 shares of common stock at a price of $9.32 per share, and 126,792 shares of restricted stock at a weighted average price of $12.18 per share were outstanding and were not included in the computation of diluted earnings per share for the nine months ended September 30, 2009 due to the net loss recorded.

Note 6. Investment Securities

AVAILABLE FOR SALE	September 30, 2010				December 31, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$91,138	$606	$—	$91,744	$81,678	$74	$(271)	$81,481
Mortgage-backed securities	274,333	3,476	(355)	277,454	243,118	2,304	(594)	244,828
Obligations of states and political subdivisions	24,395	869	—	25,264	14,666	369	(33)	15,002
Corporate debt securities	23,107	286	(875)	22,518	14,981	41	(1,701)	13,321
Equity securities	20,434	434	(251)	20,617	21,107	197	(406)	20,898

	$433,407	$5,671	$(1,481)	$437,597	$375,550	$2,985	$(3,005)	$375,530

HELD TO MATURITY	September 30, 2010				December 31, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$4,996	$280	$—	$5,276	$4,994	$307	$—	$5,301
Mortgage-backed securities	22,772	1,121	—	23,893	27,837	951	(19)	28,769
Obligations of states and political subdivisions	41,670	1,571	(9)	43,232	47,412	1,383	(33)	48,762
Corporate debt securities	1,571	99	—	1,670	1,578	3	(24)	1,557

	$71,009	$3,071	$(9)	$74,071	$81,821	$2,644	$(76)	$84,389

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	September 30, 2010

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$5,135	$5,172	$10,887	$10,978
Due after one year through five years	95,841	96,749	23,156	24,330
Due after five years through ten years	29,661	30,023	12,887	13,489
Due after ten years	8,003	7,582	1,307	1,381

	138,640	139,526	48,237	50,178
Mortgage-backed securities	274,333	277,454	22,772	23,893
Equity securities	20,434	20,617	—	—

Total securities	$433,407	$437,597	$71,009	$74,071

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Sale proceeds	$72,747	$ —	$72,747	$25,778
Gross gains	1,691	—	1,692	993
Gross losses	(10)	—	(10)	(108)
Other than temporary impairment	—	—	—	(532)

Securities with a carrying value of approximately $339.1 million and $331.7 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

September 30, 2010	Less than 12 months		12 months or longer			Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. government agencies	$2,498	$ —	$ —	$ —	1	$2,498	$ —
Mortgage-backed securities	50,139	323	5,620	32	18	55,759	355
Obligations of states and political subdivisions	860	—	40	—	3	900	—
Other debt securities	—	—	6,079	875	3	6,079	875
Equity securities	261	136	686	115	4	947	251
	$53,758	$459	$12,425	$1,022	29	$66,183	$1,481

HELD TO MATURITY

U.S. government agencies	$ —	$ —	$ —	$ —	—	$ —	$ —
Mortgage-backed securities	—	—	5	—	1	5	—
Obligations of states and political subdivisions	—	—	435	9	2	435	9
Other debt securities	—	—	—	—	—	—	—
	$ —	$ —	$440	$9	3	$440	$9

December 31, 2009	Less than 12 months		12 months or longer			Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. government agencies	$32,681	$271	$ —	$ —	8	$32,681	$271
Mortgage-backed securities	66,874	467	6,507	127	26	73,381	594
Obligations of states and political subdivisions	2,541	32	64	1	6	2,605	33
Other debt securities	—	—	10,255	1,701	4	10,255	1,701
Equity securities	620	134	812	272	5	1,432	406
	$102,716	$904	$17,638	$2,101	49	$120,354	$3,005

HELD TO MATURITY

Mortgage-backed securities	$1,795	$19	$8	$ —	2	$1,803	$19
Obligations of states and political subdivisions	—	—	1,088	33	3	1,088	33
Other debt securities	—	—	1,019	24	2	1,019	24
	$1,795	$19	$2,115	$57	7	$3,910	$76

Management has evaluated the securities in the above table and has concluded that none of the securities with unrealized losses have impairments that are other-than-temporary. In its evaluation, management considered the credit rating on the securities and the results of discounted cash flow analyses. Investment securities, including mortgage-backed securities and corporate securities are evaluated on a periodic basis to determine if factors are identified that would require further analysis. In evaluating the Company’s securities, management considers the following items:

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

Note 7. Loans and Leases.

	September 30, 2010	December 31, 2009

	(in thousands)
Commercial loans secured by real estate	$948,504	$918,517
Commercial and Industrial loans	173,163	168,450
Leases	77,440	113,160
Leases held for sale, at fair value	2,029	7,314
Real estate-construction	78,164	116,997
Real estate-mortgage	397,752	374,091
Home Equity and consumer installment	307,087	315,598

Total loans	1,984,139	2,014,127

Plus: deferred costs	2,712	2,908

Loans net of deferred costs	$1,986,851	$2,017,035

Loans and leases are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. Most of Lakeland’s impaired loans are collateral dependent. Lakeland groups commercial loans under $250,000 into a homogeneous pool and collectively evaluates them for impairment.

The following table shows Lakeland’s recorded investment in impaired loans and leases, the related valuation allowance and the year-to-date average recorded investment as of September 30, 2010, December 31, 2009 and September 30, 2009:

Date	Investment	Valuation Allowance	Average Recorded Investment Year-to-date
September 30, 2010	$29.8 million	$1.6 million	$31.0 million
December 31, 2009	$31.4 million	$3.7 million	$25.2 million
September 30, 2009	$34.0 million	$3.0 million	$21.0 million

Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan and lease will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal. At September 30, 2010 and December 31, 2009, Lakeland had $20.9 million and $14.6 million, respectively, in impaired loans and leases for which there was no related allowance for loan and lease losses. Lakeland recognized interest on impaired loans and leases of $294,000 and $51,000 in the first nine months of 2010 and 2009, respectively. Interest that would have accrued had the loans and leases performed under original terms would have been $1.9 million for each of the first nine months of 2010 and 2009.

Lakeland had leases held for sale with a fair market value of $2.0 million as of September 30, 2010, compared to $7.3 million as of December 31, 2009. Management records mark-to-market adjustments on the pools of leases based on indications of interest from potential buyers, and sales prices of similar leases previously sold adjusted for differences in types of collateral and other characteristics. During the first nine months of 2010, the Company sold leases held for sale with a carrying value of $931,000 for $913,000 and recorded a net loss of $18,000 in noninterest income. The Company also reclassified $1.9 million from held for sale to held for investment because management’s intent regarding these leases had changed. The Company also recorded $3.1 million in payments on held for sale leases during the nine months ended September 30, 2010. The following tables show the components of gains (losses) on held for sale leasing assets for the periods presented (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

	(in thousands)		(in thousands)
Gains (losses) on sales of held for sale leases	($45)	($792)	($18)	($792)
Mark-to-market adjustment on held for sale leases	202	(790)	484	(790)
Realized gains on paid off held for sale leases	44	554	169	554
Gains (losses) on other repossessed assets	111	301	536	(285)

Total gain (loss) on held for sale leasing assets	$312	($727)	$1,171	($1,313)

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

	(in thousands)		(in thousands)
Interest cost	$24	$23	$72	$70
Expected return on plan assets	(21)	(12)	(60)	(37)
Amortization of unrecognized net actuarial loss	14	18	41	54

Net periodic benefit expense	$17	$29	$53	$87

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

	(in thousands)		(in thousands)
Service cost	$6	$7	$20	$20
Interest cost	13	13	38	38
Amortization of prior service cost	8	7	23	23
Amortization of unrecognized net actuarial loss	2	3	6	9

Net periodic benefit expense	$29	$30	$87	$90

The Company made contributions of $80,000 to the plan during each of the nine months ended September 30, 2010 and 2009. No further contributions are expected to be made in 2010.

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

The Company’s assets that are measured at fair value on a recurring basis are its available for sale investment securities. The Company obtains fair values on its securities using information from a third party servicer. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has certain equity securities that are classified as Level 1 securities. If quoted prices in active markets are not available, fair values are estimated by the use of pricing models. Level 2 securities were primarily comprised of U.S. Agency bonds, mortgage-backed securities, obligations of state and political subdivisions and corporate securities.

The following table sets forth the Company’s financial assets that were accounted for at fair values on a recurring basis as of the periods presented by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of September 30, 2010. During the nine months ended September 30, 2010, the Company did not make any significant transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at September 30, 2010

September 30, 2010
Assets:
Investment securities, available for sale
US government agencies	$ —	$91,744	$ —	$91,744
Mortgage backed securities	—	277,454	—	277,454
Obligations of states and political subdivisions	—	25,264	—	25,264
Corporate debt securities	—	22,518	—	22,518
Equity securities	1,761	18,856	—	20,617

Total securities available for sale	$1,761	$435,836	$ —	$437,597

December 31, 2009
Assets:
Investment securities, available for sale
US government agencies	$ —	$81,481	$ —	$81,481
Mortgage backed securities	—	244,828	—	244,828
Obligations of states and political subdivisions	—	15,002	—	15,002
Corporate debt securities	—	13,321	—	13,321
Equity securities	1,385	19,513	—	20,898

Total securities available for sale	$1,385	$374,145	$ —	$375,530

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis as of the periods presented as they are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at September 30, 2010

September 30, 2010
Assets:
Impaired Loans and Leases	$ —	$ —	$29,813	$29,813
Other real estate owned and other repossessed assets	—	—	1,745	1,745

December 31, 2009
Assets:
Leases held for sale	$ —	$ —	$7,314	$7,314
Impaired Loans and Leases	—	—	31,377	$31,377
Other real estate owned and other repossessed assets	—	—	1,864	$1,864
Land held for sale	—	—	952	$952

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

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure, are carried at the lower of the principal balance of the secured loan or lease or fair value less estimated disposal costs of the acquired property.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2010 and December 31, 2009 are outlined below.

For cash and cash equivalents and interest-bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at September 30, 2010 and December 31, 2009 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2010		2009
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial Assets:	(in thousands)
Cash and cash equivalents	$96,595	$96,595	$58,663	$58,663
Investment securities available for sale	437,597	437,597	375,530	375,530
Investment securities held to maturity	71,009	74,071	81,821	84,389
Loans, including leases held for sale	1,986,851	1,991,261	2,017,035	2,015,268
Financial Liabilities:
Deposits	2,234,772	2,239,189	2,157,187	2,160,445
Federal funds purchased and securities sold under agreements to repurchase	68,448	68,448	63,672	63,672
Long-term debt	115,900	131,744	145,900	161,023
Subordinated debentures	77,322	79,078	77,322	81,503
Commitments:
Standby letters of credit	—	50	—	20

Note 11. Recent Accounting Pronouncements

On June 12, 2009, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance changing the accounting principles and disclosure requirements related to securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company applied this guidance in the first quarter of 2010 and application did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued accounting guidance to provide financial statement users with greater transparency about an entity’s allowance for loan and lease losses and the credit quality of its loan and lease portfolio. Under the new guidelines, the allowance for loan and lease losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired loans and leases and non-accrual status are to be presented by class of loans and leases. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan and lease portfolio’s risk and performance. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not anticipate that the application of this guidance will have a material impact on the Company’s consolidated financial statements.

Note 12. Preferred Stock

On August 4, 2010, the Company redeemed 20,000 shares (or approximately 34%) of its Fixed Rate Cumulative Preferred Stock, Series A originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program. The Company paid to the Treasury $20.2 million, which included $20.0 million of principal and $219,000 in accrued and unpaid dividends, on August 4, 2010. As a result of the early payment, the Company also accelerated the accretion of $898,000 of the preferred stock discount. The warrant previously issued to the Treasury to purchase 949,571 shares of common stock at an exercise price of $9.32, subject to anti-dilution adjustments, remains outstanding.

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

The Company tests goodwill for impairment annually or when circumstances indicate a potential for impairment at the reporting unit level. The Company has determined that it has one reporting unit, Community Banking. The Company analyzes goodwill using various methodologies including an income approach and a market approach. The income approach calculates cash flows to a potential acquirer based on the anticipated financial results assuming a change in control transaction. The market approach includes a comparison of pricing multiples in recent acquisitions of similar companies and applies these multiples to the Company. The Company tested the goodwill as of December 31, 2009 and determined that it is not impaired. There were no triggering events in the first nine months of 2010 that would cause the Company to do an interim valuation.

Results of Operations

(Third Quarter 2010 Compared to Third Quarter 2009)

Net Income

Net income for the third quarter of 2010 was $4.9 million, compared to net income of $2.0 million for the same period in 2009. Net income available to common shareholders was $3.3 million compared to net income of $1.1 million for the same period last year. Diluted earnings per share was $0.14 for the third quarter of 2010, compared to diluted earnings per share of $0.05 per share for the same period last year. As previously reported, the Company repaid $20.0 million of the outstanding $59.0 million in preferred stock to the U.S. Department of the Treasury under the Capital Purchase Program in the third quarter of 2010. In doing so, a non-cash charge of $898,000 was recorded, reflecting the acceleration of the preferred stock discount accretion.

The increase in net income in the third quarter of 2010 compared to the same period in 2009 was due primarily to a reduction in the cost of interest bearing liabilities. Additionally, third quarter 2009 results were impacted by $709,000 in losses on leasing related assets compared to gains of $312,000 for the third quarter of 2010.

Net Interest Income

Net interest income on a tax equivalent basis for the third quarter of 2010 was $25.3 million, which was $1.9 million, or 8%, above the $23.3 million net interest income earned in the third quarter of 2009. The net interest margin increased from 3.62% in the third quarter of 2009 to 3.93% in the third quarter of 2010, primarily as a result of a 66 basis point reduction in the cost of interest-bearing liabilities, which was partially offset by a 25 basis point decline in the yield on interest-earning assets. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, September 30, 2010			For the three months ended, September 30, 2009
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$1,976,248	$27,670	5.55%	$1,982,700	$28,633	5.73%
Taxable investment securities	443,156	3,107	2.80%	456,735	3,775	3.31%
Tax-exempt securities	63,329	762	4.81%	64,733	846	5.23%
Federal funds sold (B)	63,824	42	0.26%	49,964	32	0.26%
Total interest-earning assets	2,546,557	31,581	4.93%	2,554,132	33,286	5.18%
Noninterest-earning assets:
Allowance for loan and lease losses	(28,565)			(26,419)
Other assets	263,741			243,645
TOTAL ASSETS	$2,781,733			$2,771,358

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$319,438	$141	0.18%	$306,449	$336	0.43%
Interest-bearing transaction accounts	1,082,769	1,859	0.68%	928,082	2,222	0.95%
Time deposits	452,129	1,584	1.40%	600,638	4,003	2.67%
Borrowings	282,386	2,740	3.88%	327,607	3,407	4.16%
Total interest-bearing liabilities	2,136,722	6,324	1.18%	2,162,776	9,968	1.84%
Noninterest-bearing liabilities:
Demand deposits	364,075			322,337
Other liabilities	12,641			18,957
Stockholders’ equity	268,295			267,288
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,781,733			$2,771,358
Net interest income/spread		25,257	3.74%		23,318	3.33%
Tax equivalent basis adjustment		267			296
NET INTEREST INCOME		$24,990			$23,022
Net interest margin (C)			3.93%			3.62%
(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $33.3 million in the third quarter of 2009 to $31.6 million in the third quarter of 2010, a decrease of $1.7 million, or 5%. The decrease in interest income was due to a 25 basis point decrease in the yield on interest earning assets, as a result of the declining rate environment. The yield on average loans and leases at 5.55% in the third quarter of 2010 was 18 basis points lower than the third quarter of 2009. The yield on average investment securities decreased by 49 basis points to 3.06% in the third quarter of 2010.

Total interest expense decreased from $10.0 million in the third quarter of 2009 to $6.3 million in the third quarter of 2010, a decrease of $3.6 million, or 37%. The cost of average interest-bearing liabilities decreased from 1.84% in 2009 to 1.18% in 2010. The decrease in yield was due to the declining rate environment along with a change in the mix of interest-bearing liabilities. Average rates paid on interest-bearing liabilities declined in all categories. Savings and interest-bearing transaction accounts as a percent of interest-bearing liabilities increased from 57% in the third quarter of 2009 to 66% in the third quarter of 2010. Time deposits as a percent of interest-bearing liabilities declined from 28% in the third quarter of 2009 to 21% in the third quarter of 2010 as customers preferred to keep their deposits in short-term transaction accounts in the current low rate environment. Average borrowings decreased from $327.6 million in 2009 to $282.4 million in 2010, as deposit growth outpaced loan and lease growth and because of prepayments of long-term debt since the third quarter of 2009. Savings and interest-bearing deposits typically pay lower rates than time deposits and long-term borrowings.

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

In the third quarter of 2010, a $4.9 million provision for loan and lease losses was recorded compared to a $4.7 million provision for the same period last year. The Company requires a reserve on its loans and leases based on the financial strength of the borrower, collateral adequacy, delinquency history and other factors discussed under “Risk Elements” below. The reserve for leases is more specifically assessed based on the borrower’s payment history, financial strength of the borrower determined through financial information provided, value of the underlying assets and in the case of recourse transactions, the financial strength of the originator (servicer).

During the third quarter of 2010, the Company charged off loans of $5.9 million and recovered $497,000 in previously charged off loans and leases compared to $5.6 million and $667,000, respectively, during the same period in 2009. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $2.5 million, or 71%, to $6.1 million in the third quarter of 2010 compared to the third quarter of 2009. The increase in noninterest income was due primarily to gains on sales of investments which totaled $1.7 million in the third quarter of 2010 compared to no gains or losses in the third quarter of 2009 and gains on leasing related assets, which were $312,000 in the third quarter of 2010 compared to losses of $709,000 in the third quarter of 2009. In the third quarter of 2010, our gains on leasing related assets includes gains from payoffs in excess of the lower of cost or market valuation and sales of held for sale leases, and gains on sales of other repossessed assets. In the third quarter of 2009, Lakeland recorded $792,000 in losses on sales of leases held for sale. Commissions and fees totaled $965,000 in the third quarter of 2010 and was $80,000 or 8% lower than the same period last year due primarily to reduced loan activity. Other income at $77,000 was $49,000 lower than the same period last year due primarily to losses on fixed assets relating to the implementation of the Company’s new logo and brand identity.

Noninterest Expense

Noninterest expense totaling $19.0 million increased $1.9 million in the third quarter of 2010 from the third quarter of 2009. Included in noninterest expense in the third quarter of 2010 was a $1.8 million fee on the prepayment of $30.0 million in long-term debt, at an average rate of 5.02%. Salary and benefit expense increased by $528,000 or 6% to $9.1 million due primarily to normal salary increases and increases in hospital and medical benefit expenses. Stationary, supplies and postage at $360,000 in the third quarter decreased $34,000 from the third quarter of 2009 due primarily to improved management of expenses and a reduction in postage as a result of the implementation of electronic statement delivery. Marketing expense at $511,000 decreased $156,000, or 23%, due primarily to the timing of media expenses. Collection expense at $188,000 and other real estate and repossessed asset expense at $119,000 decreased $217,000, or 54%, and $14,000, or 11%, respectively, due to decreased leasing related expenses. Legal expense at $411,000 increased $58,000 in the third quarter of 2010 compared to the same period in 2009 as a result of increased workout expenses related to non-

performing loans and leases. Other expenses at $2.4 million was $135,000 higher than the same period last year due primarily to losses incurred as a result of fraudulent debit card activity totaling $119,000. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.40% in the third quarter of 2010, compared to 62.07% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio:

	For the three months ended September 30,
	2010	2009

	(dollars in thousands)
Calculation of efficiency ratio
Total non-interest expense	$18,951	$17,077
Less:
Amortization of core deposit intangibles	(265)	(265)
Other real estate owned and other repossessed asset expense	(119)	(133)
Long-term debt prepayment fee	(1,835)	—

Non-interest expense, as adjusted	$16,732	$16,679

Net interest income	$24,990	$23,022
Noninterest income	6,089	3,554

Total revenue	31,079	26,576
Plus: Tax-equivalent adjustment on municipal securities	267	296
Less: gains on investment securities	(1,681)	—

Total revenue, as adjusted	$29,665	$26,872

Efficiency ratio	56.40%	62.07%

Income Taxes

The Company’s effective tax rate was 33.0% in the third quarter of 2010, compared to 57.9% in the third quarter of 2009.

(Year-to-Date 2010 Compared to Year-to-Date 2009)

Net Income (Loss)

Net income for the first nine months of 2010 was $14.2 million, compared to net loss of ($7.5) million for the same period in 2009. Net income available to common shareholders was $10.8 million in the first nine months of 2010 compared to losses of ($9.8) million in the first nine months of 2009. Diluted earnings per share was $0.45 for the first nine months of 2010, compared to a loss per share of ($0.42) in the first nine months of 2009. The increase in net income results from the decrease in the provision for loan and lease losses from $45.2 million in the first nine months of 2009 to $14.7 million in the first nine months of 2010.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2010 was $75.3 million, a $6.0 million or 9% increase from the $69.3 million earned in the first nine months of 2009. The net interest margin increased from 3.68% in the first nine months of 2009 to 3.96% in the first nine months of 2010, primarily as a result of a 74 basis point reduction in the cost of interest-bearing liabilities, which was partially offset by a 36 basis point decline in the yield on interest-earning assets. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the nine months ended, September 30, 2010			For the nine months ended, September 30, 2009
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$1,994,922	$83,971	5.63%	$2,010,594	$87,931	5.85%
Taxable investment securities	423,589	9,099	2.86%	392,892	10,566	3.59%
Tax-exempt securities	62,221	2,326	4.98%	66,103	2,635	5.32%
Federal funds sold (B)	60,122	110	0.24%	46,097	89	0.26%

Total interest-earning assets	2,540,854	95,506	5.02%	2,515,686	101,221	5.38%
Noninterest-earning assets:
Allowance for loan and lease losses	(27,474)			(25,234)
Other assets	255,146			228,751

TOTAL ASSETS	$2,768,526			$2,719,203

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$318,078	$476	0.20%	$302,376	$1,300	0.57%
Interest-bearing transaction accounts	1,069,720	6,215	0.78%	870,424	6,766	1.04%
Time deposits	467,052	5,166	1.47%	620,001	13,403	2.88%
Borrowings	280,942	8,329	3.95%	333,835	10,433	4.17%

Total interest-bearing liabilities	2,135,792	20,186	1.26%	2,126,636	31,902	2.00%

Noninterest-bearing liabilities:
Demand deposits	348,527			308,878
Other liabilities	12,591			17,048
Stockholders’ equity	271,616			266,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,768,526			$2,719,203

Net interest income/spread		75,320	3.76%		69,319	3.38%
Tax equivalent basis adjustment		814			922

NET INTEREST INCOME		$74,506			$68,397

Net interest margin (C)			3.96%			3.68%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $101.2 million in the first nine months of 2009 to $95.5 million in 2010, a decrease of $5.7 million, or 6%. The decrease in interest income was due primarily to a 36 basis point decrease in the average yield earned on interest earning assets, which resulted from the decline in rates along with a lower percentage of earning assets being deployed in loans and leases. Average loans and leases totaling $1.99 billion in the first nine months of 2010 decreased $15.7 million from the first nine months of 2009 resulting primarily from a decline in the Company’s lease portfolio. Average investment securities totaling $485.8 million in the first nine months of 2010 increased $26.8 million. Loans and leases typically earn higher yields than investment securities.

Total interest expense decreased from $31.9 million in the first nine months of 2009 to $20.2 million in the first nine months of 2010, a decrease of $11.7 million, or 37%. Average interest-bearing liabilities increased $9.2 million, but the cost of those liabilities decreased from 2.00% in 2009 to 1.26% in 2010 for the same reasons as discussed in the quarterly comparison. Average deposits increased from $2.10 billion in the first nine months of 2009 to $2.20 billion in the first nine months of 2010, an increase of $101.7 million, or 5%. Average borrowings decreased from $333.8 million in 2009 to $280.9 million in 2010 due to the same reasons discussed above in the quarterly comparison.

Provision for Loan and Lease Losses

The provision for loan and lease losses decreased from $45.2 million for the first nine months of 2009 to $14.7 million for the first nine months of 2010. In 2009, the Company had a $45.2 million loan and lease loss provision which resulted from continued charge-offs in the Company’s leasing portfolio, increases in non-performing loans in its commercial portfolio and the Company’s decision to reduce the exposure in its leasing portfolio by designating certain lease pools as held for sale. The Company’s decision to sell designated lease pools resulted in mark-to-market adjustments totaling $22.1 million as well as additional net charge-offs in the leasing portfolio of $19.3 million in the first nine months of 2009.

During the first nine months of 2010, the Company charged off loans and leases of $14.9 million and recovered $1.8 million in previously charged off loans and leases compared to $47.8 million and $1.7 million, respectively, during the same period in 2009. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $2.8 million to $14.8 million for the first nine months of 2010 compared to the first nine months of 2009. Service charges on deposits decreased $508,000, or 6% to $7.6 million due primarily to reduced overdraft fees collected. Gains on investment securities were $1.7 million for the first nine months of 2010, compared to $353,000 for the first nine months of 2009, while gains on leasing related assets totaled $1.2 million compared to losses of $1.1 million in 2009. Income on bank owned life insurance decreased $326,000 to $1.1 million as the Company received insurance proceeds of $486,000 on a bank owned life insurance policy in the second quarter of 2009. Other income increased $151,000 to $442,000 for the first nine months of 2010 compared to the same period in 2009 due primarily to a gain of $181,000 recorded on the sale of a former branch office building

Noninterest Expense

For the first nine months of 2010, noninterest expense was $52.8 million, compared to $53.5 million in 2009, a decrease of $643,000, or 1%. Included in noninterest expenses in the first nine months of 2010 was the $1.8 million fee on the prepayment of long-term debt as previously mentioned in the quarterly comparison. FDIC insurance expense at $2.8 million decreased by $1.7 million, as the Company paid an industry-wide special FDIC assessment in the second quarter of 2009 of $1.2 million. Marketing expense at $1.7 million decreased $295,000, or 15%, due to the same reasons discussed in the quarterly comparison. Collection expense at $495,000 and other real estate and repossessed asset expense at $354,000 decreased $792,000, or 62%, and $563,000, or 61%, respectively, due to decreased leasing related expenses. Legal expense at $1.2 million increased $521,000 in the first nine months of 2010 compared to the same period in 2009 due to the same reasons discussed in the quarterly comparison. Other expenses decreased by $598,000 to $6.8 million in the first nine months of 2010 primarily as a result of a $704,000 expense that the Company recorded in the first nine months of 2009 relating to the pretax payout to beneficiaries of the previously mentioned life insurance proceeds. The Company’s efficiency ratio was 56.40% in the first nine months of 2010, compared to 63.99% for the same period last year. The following table shows the calculation of the efficiency ratio:

	For the nine months ended September 30,
	2010	2009

	(dollars in thousands)
Calculation of efficiency ratio
Total non-interest expense	$52,838	$53,481
Less:
Amortization of core deposit intangibles	(796)	(796)
Other real estate owned and other repossessed asset expense	(354)	(917)
Long-term debt prepayment fee	(1,835)	—

Non-interest expense, as adjusted	$49,853	$51,768

Net interest income	$74,506	$68,397
Noninterest income	14,751	11,937

Total revenue	89,257	80,334
Plus: Tax-equivalent adjustment on municipal securities	814	922
Less: gains on investment securities	(1,682)	(353)

Total revenue, as adjusted	$88,389	$80,903

Efficiency ratio	56.40%	63.99%

Income Taxes

The effective tax rate for the first nine months of 2010 was 34.5% compared to 58.9% for the first nine months of 2009. The Company’s effective tax rate was 58.9% in the first nine months of 2009 because of its net loss and the impact that tax advantaged income had on the tax benefit of the loss. Tax advantaged income includes tax-exempt securities income and income on bank owned life insurance policies.

Financial Condition

The Company’s total assets increased $45.5 million from $2.72 billion at December 31, 2009, to $2.77 billion at September 30, 2010. Declines in loans and leases were offset by increases in investment securities. Total deposits increased 4%, with non-interest bearing transaction accounts increasing 17%. In the third quarter of 2010, the Company prepaid $30.0 million of its Federal Home Loan Bank debt that had an average rate of 5.02% and incurred a prepayment penalty of $1.8 million. At the same time the Company also sold $71.1 million in investment securities for a gain of $1.7 million.

Loans and Leases

Gross loans and leases, including leases held for sale, at $1.98 billion decreased by $30.0 million from December 31, 2009. The decrease in gross loans and leases is primarily due to leases decreasing $41.0 million, or 34%, from $120.5 million at December 31, 2009 to $79.5 million (including $2.0 million held for sale) on September 30, 2010. Excluding leases, loans increased $11.0 million from December 31, 2009, or 1%, due to low loan demand. Growth in mortgages of $23.7 million, or 6%, and in commercial loans secured by real estate of $30.0 million, or 3%, offset declines in construction loans of $38.8 million, or 33.2%, and in home equity and consumer installment loans of $8.5 million, or 3%. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

The following schedule sets forth certain information regarding the Company’s non-accrual, past due and restructured loans and leases and other real estate owned on the dates presented:

(in thousands)	September 30, 2010	September 30, 2009	December 31, 2009

Commercial secured by real estate	$20,766	$27,988	$25,798
Commercial and Industrial	2,641	2,590	2,047
Leases	5,453	4,624	3,511
Home equity and consumer	2,653	1,760	1,890
Real estate—mortgage	11,960	5,212	5,465

Total Non-accrual loans and leases	$43,473	$42,174	$38,711
Other real estate and other repossessed assets	1,745	1,157	1,864

TOTAL NON-PERFORMING ASSETS	$45,218	$43,331	$40,575

Non-performing assets as a percent of total assets	1.63%	1.56%	1.49%

Loans and leases past due 90 days or more and still accruing	$263	$2,261	$1,437

Troubled debt restructurings, still accruing	$6,406	$2,562	$3,432

Non-performing assets increased from $40.6 million on December 31, 2009, or 1.49% of total assets, to $45.2 million, or 1.63% of total assets, on September 30, 2010. Declines in commercial non-accruals were offset by increases in non-accruals in leases and residential mortgages. Leases on non-accrual increased $1.9 million from December 31, 2009 to $5.5 million on September 30, 2010. Non-accrual leases includes $3.7 million related to one lessee who has named the Company and other unrelated parties in a complaint in connection with the leases. For more information, see Legal Proceedings in Part II Item 1 of this Quarterly Report on Form 10-Q. Residential mortgages on non-accrual increased $6.5 million from December 31, 2009 to $12.0 million on September 30, 2010 resulting from deterioration in the economy and the continuing high unemployment rate in the Company’s market area. Commercial loan non-accruals at September 30, 2010 included 4 loan relationships with balances over $1.0 million, totaling $6.7 million, and 7 loan relationships between $500,000 and $1.0 million, totaling $5.3 million.

Loans and leases past due ninety days or more and still accruing at September 30, 2010 decreased $1.2 million to $263,000 from $1.4 million on December 31, 2009. Loans and leases past due 90 days or more and still accruing are those loans and leases that are both well-secured and in process of collection.

On September 30, 2010, the Company had $6.4 million in loans that were troubled debt restructurings and still accruing interest income. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower. The increase in restructured loans compared to prior periods results from a deteriorating economy impacting commercial real estate values and continuing high unemployment.

On September 30, 2010, the Company had $29.8 million in impaired loans and leases (consisting primarily of non-accrual loans and leases) compared to $31.4 million at year-end 2009. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $1.6 million has been allocated as a portion of the allowance for loan and lease losses for impairment at September 30, 2010. At September 30, 2010, the Company also had $33.3 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

There were no loans and leases at September 30, 2010, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Year ended December 31, 2009

Balance of the allowance at the beginning of the year	$25,563	$25,053	$25,053

Loans and leases charged off:
Commercial secured by real estate	7,267	872	2,724
Commercial and Industrial	2,275	2,064	2,632
Leases	3,236	20,706	22,972
Charge down of leases held for sale(1)	—	22,122	22,122
Home Equity and consumer	1,911	1,866	2,499
Real estate—mortgage	188	189	433

Total loans charged off	14,877	47,819	53,382

Recoveries:
Commercial secured by real estate	126	61	135
Commercial and Industrial	11	93	134
Leases	1,283	1,413	1,777
Home Equity and consumer	369	171	231
Real estate—mortgage	6	—	—

Total Recoveries	1,795	1,738	2,277

Net charge-offs:	13,082	46,081	51,105
Provision for loan and lease losses	14,737	45,177	51,615

Ending balance	$27,218	$24,149	$25,563

Ratio of annualized net charge-offs to average loans and leases outstanding:
including charge down of leases held for sale	0.88%	3.06%	2.55%
excluding charge down of leases held for sale	0.88%	1.59%	1.44%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.37%	1.23%	1.27%

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

The allowance for loan and lease losses as a percent of total loans increased to 1.37% of total loans on September 30, 2010, compared to 1.27% as of December 31, 2009 as a result of the increase in non-performing loans. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans are adequate.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2010. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities increased from $457.4 million on December 31, 2009 to $508.6 million on September 30, 2010, an increase of $51.3 million, or 11%, which resulted from increased liquidity due to increased deposits and a decline in loans and leases.

Deposits

Total deposits increased from $2.16 billion on December 31, 2009 to $2.23 billion on September 30, 2010, an increase of $77.6 million, or 4%. Noninterest bearing deposits increased $56.5 million, or 17%, to $379.6 million, resulting primarily from an increase in commercial noninterest bearing deposits while time deposits decreased $23.7 million or 5% to $442.1 million.

Liquidity

Liquidity relates to the Company’s ability to meet the borrowing and cash withdrawal requirements of its customers, to meet current and planned expenditures and to satisfy its debt obligations. Lakeland funds its liquidity needs through its net income, through generating deposits, through sales of its available for sale securities, through loan repayments, and through use of overnight credit lines. Lakeland can also generate funds by utilizing long-term debt or securities sold through agreements to repurchase that would be collateralized by security or mortgage collateral. Management and the Board monitor the Company’s liquidity through the Asset Liability Management Committee (the “ALCO”) which monitors the Company’s compliance to certain regulatory ratios and various other liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2010 follows.

Cash and cash equivalents, totaling $96.6 million on September 30, 2010, increased $37.9 million from December 31, 2009. Operating activities provided $40.8 million in net cash. Investing activities used $30.6 million in net cash, primarily reflecting the purchase of securities. Financing activities provided $27.7 million in net cash, reflecting the increase in deposits of $77.6 million, partially offset by a decline in long term debt of $30.0 million, the redemption of $20.0 million in preferred stock and dividends paid of $5.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2010. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$14,616	$1,802	$3,116	$3,712	$5,986
Benefit plan commitments	5,165	185	370	335	4,275
Remaining contractual maturities of time deposits	442,084	320,663	99,794	20,415	1,212
Subordinated debentures	77,322	—	—	—	77,322
Loan commitments	471,205	431,955	20,310	2,922	16,018
Long-term debt	115,900	900	30,000	40,000	45,000
Interest on long-term debt*	140,959	10,800	19,836	15,724	94,599
Series A Preferred Stock	39,000	—	—	—	39,000
Interest on Series A Preferred Stock	24,152	1,950	3,900	6,436	11,866
Standby letters of credit	8,667	7,729	722	21	195

Total	$1,339,070	$775,984	$178,048	$89,565	$295,473

*Includes interest on long-term debt and subordinated debentures at a weighted rate of 4.76%.

Capital Resources

Stockholders’ equity decreased from $268.0 million on December 31, 2009 to $260.7 million on September 30, 2010, a decrease of $7.3 million, or 3%. Book value per common share increased to $9.28 on September 30, 2010 from $8.88 on December 31, 2009. The decrease in stockholders’ equity from December 31, 2009 to September 30, 2010 was primarily due to the $20.0 million redemption of preferred stock, payment of cash dividends of $3.0 million on common stock and $2.0 million on preferred stock. This was partially offset by $14.2 million in net income and a $2.7 million increase in accumulated other comprehensive income relating to an increase in market value in the Company’s available for sale securities portfolio.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of September 30, 2010, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at September 30, 2010 are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio September 30, 2010	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2010	Total Capital to Risk-Weighted Assets Ratio September 30, 2010
The Company	9.14%	12.44%	13.69%
Lakeland Bank	8.66%	11.80%	13.05%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

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

In addition to the Dodd-Frank Act, the Basel Committee on Banking Supervision (the “Basel Committee”) released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks in December 2009 (commonly referred to as “Basel III”). In July 2010, the Basel Committee announced the design for its capital and liquidity reform proposals.

In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2.0% level to 4.5% (to be phased in by January 1, 2015); (ii) the minimum requirement for the Tier 1 capital ratio will be increased from the current 4.0% to 6.0% (to be phased in by January 1, 2015); (iii) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013). The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.

The liquidity proposals under Basel III include: (i) a liquidity coverage ratio (to become effective January 1, 2015); (ii) a net stable funding ratio (to become effective January 1, 2018); and (iii) a set of monitoring tools for banks to report minimum types of information to their regulatory supervisors.

Many of the details of the new framework related to minimum capital levels and minimum liquidity requirements in the Basel Committee’s proposals will remain uncertain until the final release is issued later this year. Implementation of the final provisions of Basel III will require implementing regulations and guidelines by U.S. banking regulators. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future liquidity and capital requirements for financial institutions. Therefore, we are not able to predict at this time the content of liquidity and capital guidelines or regulations that may be adopted by regulatory agencies or the impact that any changes in regulation may have on the Company and the Bank.

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

(dollars in thousands, except per share amounts)	September 30, 2010	December 31, 2009

Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$223,360	$211,963
Less:
Goodwill	87,111	87,111
Other identifiable intangible assets, net	843	1,640

Total tangible common stockholders’ equity at end of period - Non- GAAP	$135,406	$123,212

Shares outstanding at end of period	24,061	23,872

Book value per share - GAAP	$9.28	$8.88

Tangible book value per share - Non-GAAP	$5.63	$5.16

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non- GAAP	$135,406	$123,212

Total assets at end of period	$2,769,471	$2,723,968
Less:
Goodwill	87,111	87,111
Other identifiable intangible assets, net	843	1,640

Total tangible assets at end of period - Non-GAAP	$2,681,517	$2,635,217

Common equity to assets - GAAP	8.07%	7.78%

Tangible common equity to tangible assets - Non-GAAP	5.05%	4.68%

	For the three months ended,		For the nine months ended,
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Calculation of return on average tangible common equity
Net income (loss) - GAAP	$4,872	$2,011	$14,191	($7,536)

Total average common stockholders’ equity	223,941	$211,501	$219,431	$218,288
Less:
Average goodwill	87,111	87,111	87,111	87,111
Average other identifiable intangible assets, net	990	2,052	1,254	2,315

Total average tangible common stockholders’ equity - Non GAAP	$135,840	$122,338	$131,066	$128,862

Return on average common stockholders’ equity - GAAP	8.63%	3.77%	8.65%	-4.62%

Return on average tangible common stockholders’ equity - Non-GAAP	14.23%	6.52%	14.48%	-7.82%

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $98.9 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-5.0%			-5.0%
September 30, 2010	-2.4%	-0.8%	-2.4%	-3.2%
December 31, 2009	-3.0%	-1.4%	-1.8%	-2.7%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2010 (the base case) was $333.0 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-25.0%			-25.0%
September 30, 2010	-1.6%	1.7%	-7.4%	-15.4%
December 31, 2009	-5.2%	-0.7%	-2.4%	-9.9%

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

The recent proposed changes by the Basel Committee may adversely impact the Company’s results of operations, financial condition or liquidity.

In September 2010, the Basel Committee on Banking Supervision announced proposed new requirements related to capital and liquidity. For further discussion on the proposed new requirements, see the “Regulatory Developments” section in The Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Date: November 8, 2010