Form 10-K
period 2010-12-31
LAKELAND BANCORP INC
filed 2011-03-16
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-17820

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip code)

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $175,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s common stock, as of February 1, 2011, was 25,415,421.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2011 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

i

PART I

ITEM 1—Business

GENERAL

Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank”). Through Lakeland, the Company operates 47 banking offices, located in Bergen, Essex, Morris, Passaic, Sussex and Warren counties in New Jersey. Lakeland offers a full range of lending services, including commercial loans and leases, real estate and consumer loans to small and medium-sized businesses, professionals and individuals located in its markets.

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

At December 31, 2010, the Company had total consolidated assets of $2.8 billion, total consolidated deposits of $2.2 billion, total consolidated loans, net of the allowance for loan and lease losses, of $2.0 billion and total consolidated stockholders’ equity of $260.7 million.

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

Unless otherwise indicated, all weighted average, actual shares and per share information contained in this Annual Report on Form 10-K have been adjusted retroactively for the effect of stock dividends, including the Company’s 5% stock dividend which was distributed on February 16, 2011.

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

Lakeland’s equipment leasing division provides a solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. During 2010, the Company continued its strategy of lessening its exposure in the leasing area by reducing the size of its lease portfolio. Leasing loans represented 3% of total loans at December 31, 2010, as compared to 6% of total loans at December 31, 2009. Lakeland’s asset based loan department provides commercial borrowers with another lending alternative.

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

Employees

At December 31, 2010, the Company had 529 full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks in states other than their home state, regardless of applicable state law. New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks, which meet certain conditions, may branch de novo into a state, regardless of state law. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) removes the restrictions on interstate branching contained in the Riegle-Neal Act, and allows national banks and state banks to establish branches in any state if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch.

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

The USA PATRIOT Act

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), was signed into law on October 26, 2001. The USA PATRIOT Act gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

•	expedited filing requirements for Form 4’s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of the securities laws.

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

On February 6, 2009, as part of the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company (i) issued and sold, and the Treasury purchased, 59,000 shares (the “Series A Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share for an aggregate purchase price of $59 million in cash, and (ii) issued to the Treasury a ten-year warrant (the “Warrant”) to purchase up to 997,049 (as adjusted for the Company’s most recent 5% stock dividend) shares of the Company’s common stock at an exercise price of $8.88 (as adjusted) per share. The Securities Purchase Agreement between the Company and the Treasury contains limitations on the payment of dividends. Specifically, the Company is unable to declare dividend payments on its common stock (and certain preferred stock if the Company issues additional series of preferred stock) if the Company is in arrears in the payment of dividends on the Series A Preferred Shares. Further, until the third anniversary of the investment or when all of the Series A Preferred Shares have been redeemed or transferred, the Company is not permitted to increase the amount of the quarterly cash dividend above $0.095 per share, which was the amount of the last regular dividend (as adjusted) declared by the Company prior to October 14, 2008.

On August 4, 2010, the Company redeemed $20 million of the Company’s outstanding $59 million in Series A Preferred Shares. The Company paid approximately $20.2 million to the Treasury, which included payment for accrued and unpaid dividends. This redemption will result in annualized savings of $1.2 million due to the elimination of the associated preferred dividends and related discount accretion. A one-time, non-cash charge of $898,000 was incurred in the third quarter of 2010 due to the acceleration of the Series A Preferred Shares discount accretion. On March 10, 2011, the Company was informed by the Treasury that the Treasury has approved the redemption of 20,000 additional shares of the Company’s Series A Preferred Shares. At the closing, scheduled for March 16, 2011, the Company will pay approximately $20.1 million to the Treasury, which will include $20.0 million of principal and $86,000 of accrued and unpaid dividends. As a result of the early payment, the Company will also accelerate the accretion of $745,000 of the preferred stock discount. The above mentioned warrant issued to the Treasury remains outstanding.

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and Lakeland may pay. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), banking institutions which are deemed to be “undercapitalized” will, in most instances, be prohibited from paying dividends. See “FDICIA.”

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk-based capital guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2010, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 12.43% and 13.68%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 9.21% at December 31, 2010.

Under FDICIA, federal banking agencies have established certain additional minimum levels of capital which accord with guidelines established under that act. See “FDICIA.”

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2010, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework.

Additional Regulation of Capital

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply. Actions of the Committee have no direct effect on banks in participating countries. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. The Company is not required to comply with the advanced approaches of Basel II.

In 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms,” which contemplates changes to the existing regulatory capital regime involving substantial revisions to major parts of the Basel I and Basel II capital frameworks and affecting all regulated banking organizations. The

Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms, with changes to the regulatory capital framework to be phased in over a period of several years.

On December 17, 2009, the Basel Committee issued a set of proposals (the “2009 Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital. Among other things, the 2009 Capital Proposals would re-emphasize that common equity is the predominant component of Tier 1 capital. Concurrently with the release of the 2009 Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “2009 Liquidity Proposals”). The 2009 Liquidity Proposals include the implementation of (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and (ii) a “net stable funding ratio” or NSFR, designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon.

The Dodd-Frank Act includes certain provisions, often referred to as the “Collins Amendment,” concerning the capital requirements of the United States banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a bank holding company such as Lakeland Bancorp (with total consolidated assets between $500 million and $15 billion) before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Dodd-Frank Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010).

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Lakeland.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing the LCR and NSFR. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Federal Deposit Insurance and Premiums

Substantially all of the deposits of Lakeland are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. As a result of the Dodd-Frank Act, the basic federal deposit insurance limit was permanently increased from at least $100,000 to at least $250,000. In addition, on November 9, 2010 and January 18, 2011, the FDIC (as mandated by Section 343 of the Dodd-Frank Act) adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts beginning December 31, 2010 until December 31, 2012. This coverage, which applies to all insured deposit institutions, does not charge any additional FDIC assessment to the institution. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured institution.

Under current regulations, the FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating, known as a “CAMELS rating.” The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus six financial ratios. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial assessment base rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III, and IV is set at annual rates of 22, 31 and 50 basis points, respectively. These base rates are then adjusted to a final assessment rate based on an institution’s brokered deposits, secured liabilities and unsecured debt. The Company paid a total of $3.8 million in FDIC assessments in 2010 (including the $220,000 FICO premium referred to below).

On May 22, 2009, the Board of Directors of the FDIC adopted a final rule imposing a special assessment on the entire banking industry. The special assessment was calculated as five basis points times each insured depository institution’s assets minus Tier I capital, as reported in the report of condition as of June 30, 2009 and would not exceed ten times the institution’s assessment base for the second quarter of 2009 risk-based assessment. This special assessment, which totaled $1.2 million, was remitted by the Company on September 30, 2009.

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

In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act.

These new assessment rates will begin in the second quarter of 2011 and will be payable at the end of September 2011. Since the new base is larger than the current base, the FDIC’s rule would lower total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of approximately $220,000 in 2010 and expects to pay a similar premium in 2011.

Legislation Implemented in Response to Recent Periods of Economic Turmoil

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Under EESA, the Treasury established the TARP Capital Purchase Program, pursuant to which the Treasury purchases preferred stock and warrants from financial institutions. In February 2009, the Company received $59,000,000 under the TARP Capital Purchase Program.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program. In February 2009, the named executive officers of the Company at that time agreed in writing to accept the compensation standards in existence at that time under the Capital Purchase Program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

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

•

Say on Pay. Under the Stimulus Bill, the Company is required to have an advisory “say on pay vote” by the shareholders on executive compensation at the Company’s shareholder meetings during the period that the Series A Preferred Shares are outstanding. This requirement will apply to the Company’s 2011 annual meeting of shareholders.

Recent Regulatory Reform-The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.

Among other things, the Dodd-Frank Act:

•

eliminates, effective one year after the date of enactment, the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Bank’s interest expense.

•	broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

•

permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

•

requires publicly traded companies like Lakeland Bancorp to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances, even after repayment of the TARP investment.

•	authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.

•	directs the Federal Reserve Board to promulgate rules prohibiting the payment of excessive compensation to bank holding company executives.

•

creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

•	restricts the preemption of state consumer financial protection law by federal law.

•

requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a bank holding company such as Lakeland Bancorp (with total consolidated assets between $500 million and $15 billion) before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.

•

requires that interchange transaction fees for debit transactions must be reasonable and proportional (although banks with less than $10 billion of assets are exempt from this requirement, competitive pressures may cause Lakeland to reduce the fees it charges).

•

requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.

•	allows de novo interstate branching by banks.

While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company, management expects that at a minimum the Company’s operating and compliance costs will increase, and our interest expense could increase.

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

Recent legislation regarding the financial services industry may have a significant adverse effect on our operations.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements a variety of far-reaching changes, as described under “Business-Supervision and Regulation.” Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation over several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations is unclear. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with the Bank’s deposits, which may adversely affect our results of operations, financial condition or liquidity. Provisions that require revisions to the capital requirements of the Company and the Bank could require us to seek additional sources of capital in the future.

The Company and the Bank may be subject to more stringent capital and liquidity requirements.

The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies such as Lakeland Bancorp by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. These restrictions will limit our future capital strategies. Under the Dodd-Frank Act, our currently outstanding trust preferred securities will continue to count as Tier I capital, but we will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital.

In addition, as described under “Business-Supervision and Regulation,” in December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank. Banking regulators in the U.S. could implement changes to the capital adequacy standards applicable to the Company and Lakeland in light of Basel III. The effect of any new capital and liquidity requirements cannot be determined at this time.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

The general economic downturn during the past few years, including a decline in the value of the collateral supporting loans, has resulted in the deterioration of loan portfolio performances at many institutions. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to prior years. As a result, recent legislation, such as the Dodd-Frank Act, will require new regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation, including Dodd-Frank, in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

We are unable to predict actual fluctuations of market interest rates. Rate fluctuations are influenced by many factors, including:

•	inflation or deflation;

•	excess economic growth or recession;

•	a rise or fall in unemployment;

•	tightening or expansion of the money supply;

•	domestic and international disorder; and

•	instability in domestic and foreign financial markets.

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

We review our goodwill at least annually. Significant negative industry or economic trends, including fluctuations in our common stock price, reduced estimates of future cash flows or disruptions to our businesses, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations and our stock price.

The extensive regulation and supervision to which we are subject impose substantial restrictions on our business.

The Company, Lakeland and certain non-bank subsidiaries are subject to extensive regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Lakeland is also subject to a number of laws which, among other things, govern its lending practices and require the Bank to establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The United States Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

Because of our participation in the Treasury’s Capital Purchase Program, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.

As a result of our participation in the Treasury’s Capital Purchase Program, our ability to declare or pay dividends on any of our shares is subject to restrictions. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears in the payment of dividends on the Series A Preferred Shares. Further, until the third anniversary of the investment or when all of the Series A Preferred Shares have been redeemed or transferred, we are not permitted to increase the quarterly cash dividends on our common stock above $0.095 per share without the Treasury’s approval. Additionally, our ability to repurchase our shares of outstanding common stock is restricted. The Treasury’s consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless all of the Series A Preferred Shares have been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears in the payment of dividends on the Series A Preferred Shares.

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

The documents that we executed with the Treasury when the Treasury purchased our Series A Preferred Shares allow the Treasury to unilaterally change the terms of the Series A Preferred Shares or impose additional requirements on the Company if there is a change in law. These changes or additional requirements could restrict our ability to conduct business, could subject us to additional cost and expense or could change the terms of the Series A Preferred Shares to the detriment of our common shareholders. We have redeemed an aggregate of $20 million of the Series A Preferred Shares and intend to repay another $20 million on March 16, 2011, having received the required approvals to do so. While it may be possible for us to redeem the remaining Series A Preferred Shares in the future in the event that the Treasury imposes any changes or additional requirements that we believe are detrimental, there can be no assurances that our federal regulator will approve any future redemption or that we will have the ability to implement such redemption.

Our issuance of securities to the Treasury imposes certain restrictions on us that may have a negative impact on the price of our common stock.

In connection with our sale of Series A Preferred Shares to the Treasury, we also issued to the Treasury a Warrant to purchase 997,049 (as adjusted for the Company’s most recent 5% stock dividend) shares of our common stock. The terms of the transaction with the Treasury will result in limitations on our ability to repurchase our shares and to pay dividends, as described above. Until February 6, 2012, or until the Treasury no longer holds any Series A Preferred Shares, we will not be able to increase the amount of our quarterly cash dividend above $0.095, the amount of our last regular dividend (as adjusted) declared by the Company prior to October 14, 2008, nor repurchase any of our shares without the Treasury’s approval, with limited exception, most significantly purchases in connection with benefit plans. In addition, we will not be able to pay any dividends at all on our common stock unless we are current on our dividend payments on the Series A Preferred Shares. These restrictions, as well as the dilutive effect of the Warrant, may have a negative effect on the market price of our common stock.

Current levels of volatility in the capital markets are unprecedented and may adversely impact our operations and results.

The capital markets have been experiencing unprecedented volatility for over three years. Such negative developments and disruptions have resulted in uncertainty in the financial markets and a general economic downturn. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to prior years. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations or our ability to access capital.

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

Like all commercial banks, Lakeland maintains an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. If our allowance for loan and lease losses is not adequate to cover actual loan and lease losses, we may be required to significantly increase future provisions for loan and lease losses, which could materially and adversely affect our operating results. In 2010, we recorded a provision for loan and lease losses of $19.3 million, compared to $51.6 million in 2009. The 2009 loan loss provision included an allocation of $36.5 million for the leasing division and $11.2 million for commercial loans. Our allowance for loan and lease losses is determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease resolution, the opinions of our regulators, changes in the size and composition of the loan and lease portfolio and industry information. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and the allowance for loan and lease losses. While we believe that our allowance for loan and lease losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan and lease losses or that regulators will not require us to increase this allowance. Future increases in our allowance for loan and lease losses could materially and adversely affect our earnings and profitability.

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

As of December 31, 2010, the Company had approximately $487.1 million and $66.6 million in available for sale and held to maturity investment securities, respectively. In addition, we recorded $128,000 in other-than-temporary impairment charges in our equity security portfolio in 2010. We may be required to record further impairment charges on our investment securities if they suffer a decline in value that is considered other-than-

temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

Concern of customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs, net income and liquidity.

Further increases in FDIC premiums could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. In light of current economic conditions, the FDIC has increased its assessment rates and imposed special assessments. See “Business-Supervision and Regulation-Federal Deposit Insurance and Premiums.” The FDIC may further increase these rates and impose additional special assessments in the future, which could have a material adverse effect on our future earnings.

A breach of information security could negatively affect our operations, earnings and reputation.

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted including independent third party testing. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). The occurrence of system failures or security breaches, despite the controls we have instituted, could result in damage to our reputation, increased regulatory scrutiny and financial loss or costs to us.

Any unforeseen transition issues that arise in connection with upgrades to our computer hardware and software systems could adversely affect our business.

In the normal course of business, we upgrade certain hardware and software systems critical to our core banking operations and financial reporting. While we expect these changes to go smoothly, no assurances can be given that unforeseen issues will not arise. Depending on the nature of those issues, if any, and the time and resources necessary to correct or resolve them, our business could be adversely affected.

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

The Company operates 47 banking locations in Bergen, Essex, Morris, Passaic, Sussex and Warren Counties, New Jersey. The following chart provides information about the Company’s leased banking locations:

Location	Lease Expiration Date
Bristol Glen	October 31, 2011
Caldwell	September 30, 2024
Carlstadt	July 15, 2016
Cedar Crest	August 19, 2011
Hackensack	March 31, 2013
Hampton	September 30, 2019
Little Falls	November 30, 2015
Madison Avenue	April 30, 2012
North Haledon	June 30, 2017
Park Ridge	December 31, 2014
Pompton Plains	March 31, 2015
Ringwood	February 28, 2013
Rochelle Park	January 12, 2019
Sussex/Wantage	June 19, 2017
Vernon	September 30, 2011
Wantage	October 31, 2011
Wayne	May 31, 2028
Wharton	July 31, 2015
Woodland Commons	August 31, 2016
West Caldwell	March 31, 2029

All other offices of the Company and Lakeland are owned and are unencumbered.

ITEM 3—Legal Proceedings

A complaint, dated February 24, 2010, was filed by the International Association of Machinists and Aerospace Workers, as plaintiff, against the Company and other unrelated parties in the Circuit Court of Maryland for Prince George’s County. The plaintiff alleges fraudulent conduct in connection with certain equipment leases it entered into by a vendor and lease broker not affiliated with the Company. Certain of these leases were subsequently assigned to Lakeland resulting in the plaintiff amending the complaint to include all parties who were assignees. The Company believes that the claims asserted against it are without merit.

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

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 53	2008	President and CEO, Lakeland Bancorp, Inc. and Lakeland Bank (April 2, 2008 – Present); President and Chief Credit Officer (May 2007 – April 1, 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 – May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division; Executive Vice President and Senior Loan Officer, Hudson United Bancorp and Hudson United Bank (prior years to February 2006)

Robert A. Vandenbergh Age 59	1999	Senior Executive Vice President and Chief Operating Officer, Lakeland Bancorp, Inc. and Lakeland Bank (October 2008 – Present); Senior Executive Vice President and Chief Lending Officer, Lakeland Bancorp, Inc. and Lakeland Bank (December 2006 – October 2008); Executive Vice President and Chief Lending Officer, Lakeland Bancorp, Inc. and Lakeland Bank (October 1999 – December 2006)

Joseph F. Hurley Age 60	1999	Executive Vice President and Chief Financial Officer, Lakeland Bancorp, Inc. and Lakeland Bank (November 1999 – Present)

Jeffrey J. Buonforte Age 59	1999	Executive Vice President and Senior Government Banking/Business Services Officer, Lakeland Bancorp, Inc. and Lakeland Bank (June 2009 – Present); Executive Vice President and Chief Retail Officer, Lakeland Bancorp, Inc. and Lakeland Bank (November 1999 – June 2009)

Louis E. Luddecke Age 64	1999	Executive Vice President and Chief Operations Officer, Lakeland Bancorp, Inc. and Lakeland Bank (October 1999 – Present)

David S. Yanagisawa Age 59	2008	Executive Vice President and Chief Lending Officer, Lakeland Bancorp, Inc. and Lakeland Bank (November 2008 – Present); Senior Vice President, TD Banknorth, N.A. (February 2006 – November 2008); Hudson United Bank, Senior Vice President (1997 – February 2006)

James R. Noonan Age 59	2003	Executive Vice President and Chief Credit Officer, Lakeland Bancorp, Inc. and Lakeland Bank (December 2003 – Present); Senior Vice President and Chief Credit Officer, Lakeland Bancorp, Inc. and Lakeland Bank (March 2003 – December 2003)

Ronald E. Schwarz Age 55	2009	Executive Vice President and Chief Retail Officer, Lakeland Bancorp, Inc. and Lakeland Bank (June 2009-Present); Executive Vice President and Market Executive of Sovereign Bank (June 2006 – June 2009); Senior Vice President and Director of Retail Banking of Independence Community Bank (June 1999 – June 2006)

Timothy J. Matteson, Esq. Age 41	2008	Senior Vice President and General Counsel, Lakeland Bancorp, Inc. and Lakeland Bank (September 2008 – Present); Assistant General Counsel, Israel Discount Bank (November 2007 – September 2008); Senior Attorney and Senior Vice President, TD Banknorth, N.A. (February 2006 – May 2007); General Counsel and Senior Vice President, Hudson United Bancorp and Hudson United Bank (January 2005 – February 2006); Commercial Asset Recovery Counsel and Senior Vice President, Hudson United Bank (May 2001 – December 2004)

ITEM 4—RESERVED

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2010, there were 3,473 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by NASDAQ and dividends declared for the periods presented. All information is adjusted for the Company’s 5% stock dividend distributed on February 16, 2011.

	High	Low	Dividends Declared
Year ended December 31, 2010
First Quarter	$8.87	$5.63	$0.048
Second Quarter	10.72	8.11	0.048
Third Quarter	9.00	7.29	0.048
Fourth Quarter	11.10	7.73	0.057

	High	Low	Dividends Declared
Year ended December 31, 2009
First Quarter	$10.91	$5.21	$0.095
Second Quarter	11.14	7.60	0.095
Third Quarter	9.57	7.14	0.048
Fourth Quarter	6.92	5.29	0.048

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $227.1 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2010.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1—Business—Supervision and Regulation—Dividend Restrictions.”

Performance Graph

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Morningstar (formerly Hemscott) Regional-Northeast Banks Index, which consists of 195 Regional Northeast Banks.

	Period Ending
Company/Market/Peer Group	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Lakeland Bancorp, Inc.	$100.00	$109.36	$91.42	$91.77	$54.09	$95.07
NASDAQ Market Index	100.00	110.26	121.89	73.10	106.23	125.37
Morningstar Regional-Northeast Banks	100.00	114.41	107.47	75.99	72.78	81.25

ITEM 6—Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(Not covered by Report of Independent Registered Public Accounting Firm)

	2010	2009	2008	2007	2006
	(in thousands except per share data)
Years Ended December 31
Interest income	$125,649	$133,822	$143,937	$136,378	$119,808
Interest expense	25,895	40,443	55,358	64,650	53,104

Net interest income	99,754	93,379	88,579	71,728	66,704
Provision for loan and lease losses	19,281	51,615	23,730	5,976	1,726
Noninterest income excluding gains/losses on investment securities	17,654	15,952	17,558	16,858	17,175
Gains (losses) on sales of investment securities	1,742	3,845	53	1,769	(2,995)
Other than temporary impairment losses on equity securities	(128)	(940)	—	—	—
Noninterest expenses	70,405	73,794	60,071	58,190	54,721

Income (loss) before income taxes (benefit)	29,336	(13,173)	22,389	26,189	24,437
Income tax provision (benefit)	10,125	(7,777)	7,224	8,201	7,460

Net income (loss)	19,211	(5,396)	15,165	17,988	16,977
Dividends on preferred stock and accretion	3,987	3,194	—	—	—

Net income (loss) available to common shareholders	$15,224	$(8,590)	$15,165	$17,988	$16,977

Per-Share Data(1)
Weighted average shares outstanding:
Basic	25,097	24,856	24,638	24,346	24,298
Diluted	25,128	24,856	24,726	24,449	24,457
Earnings (loss) per share:
Basic	$0.60	($0.35)	$0.61	$0.74	$0.70
Diluted	$0.60	($0.35)	$0.61	$0.74	$0.69
Cash dividend per common share	$0.20	$0.29	$0.38	$0.36	$0.35
Book value per common share	$8.82	$8.46	$8.88	$8.66	$8.20
Tangible book value per common share	$5.35	$4.92	$5.27	$4.94	$4.42

At December 31
Investment securities available for sale	$487,107	$375,530	$282,174	$273,247	$280,509
Investment securities held to maturity	66,573	81,821	110,114	129,360	142,838
Loans and leases, net of deferred costs	2,014,617	2,017,035	2,034,831	1,886,535	1,591,644
Goodwill and other identifiable intangible assets	87,689	88,751	89,812	90,874	92,053
Total assets	2,792,674	2,723,968	2,642,625	2,513,771	2,263,573
Total deposits	2,195,889	2,157,187	2,056,133	1,987,405	1,860,627
Total core deposits	1,783,040	1,691,447	1,445,101	1,383,234	1,357,748
Borrowings	272,322	223,222	288,222	249,077	148,413
Total stockholders’ equity	260,709	267,986	220,941	211,599	199,500

Performance ratios
Return on Average Assets(2)	0.69%	NM	0.59%	0.76%	0.76%
Return on Average Common Equity(2)	8.70%	NM	6.99%	8.81%	8.85%
Return on Average Equity	7.13%	NM	6.99%	8.81%	8.85%
Efficiency ratio(3)	56.57%	62.11%	54.79%	63.18%	62.28%
Net Interest Margin (tax equivalent basis)	3.95%	3.74%	3.79%	3.41%	3.39%
Loans to Deposits	91.74%	93.50%	98.96%	94.92%	85.54%

Capital ratios
Common Equity to Asset ratio	7.99%	7.78%	8.36%	8.42%	8.81%
Tangible common equity to tangible assets	5.01%	4.68%	5.14%	4.98%	4.95%
Equity to Asset ratio	9.34%	9.84%	8.36%	8.42%	8.81%
Tier 1 leverage ratio	9.21%	9.44%	8.08%	8.11%	7.51%
Tier 1 risk-based capital ratio	12.43%	12.65%	10.24%	10.08%	10.13%
Total risk-based capital ratio	13.68%	13.90%	11.52%	11.08%	10.96%

(1)	Restated for 5% stock dividends in 2011, 2007 and 2006.
(2)	Ratios for 2009 are not meaningful (NM) and therefore not presented.
(3)	A non-GAAP ratio which represents non-interest expense, excluding other real estate expense, other repossessed asset expense, long-term debt prepayment fee, and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities. Total revenue represents net interest income (calculated on a tax equivalent basis) plus non-interest income.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, passage by the U.S. Congress of legislation which unilaterally amends the terms of the U.S. Department of the Treasury’s preferred stock investment in the Company, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of the Company’s lending and leasing activities, customers’ acceptance of the Company’s products and services and competition.

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

Significant Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company and Lakeland conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc., and Lakeland Preferred Equity, Inc. All intercompany balances and transactions have been eliminated. Lakeland Preferred Equity, Inc. is a Real Estate Investment Trust formed by Lakeland in the fourth quarter of 2010.

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

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also analyzes historical losses by loan and lease category, and considers the resulting loss rates when determining the reserves on current loan and lease total amounts. Loss estimates for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

Loans and leases are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. Most of Lakeland’s impaired loans are collateral-dependent. Lakeland groups impaired commercial loans under $250,000 into a homogeneous pool and collectively evaluates them. Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan and lease will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal.

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

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangible, deferred loan costs, deferred compensation and valuation reserves on leases held for sale.

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

The Company tests goodwill for impairment annually as of November 30 or when circumstances indicate a potential for impairment at the reporting unit level. Impairment testing requires that the fair value of each reporting unit be compared to the carrying value of its net assets, including goodwill (the “Step One” test). The Company has determined that it has one reporting unit, Community Banking. The Company determined that the income approach and the market approach were most appropriate in determining if a “Step Two Test” for impairment was necessary.

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

The market approach is used to calculate the fair value of a company by calculating median price multiples in recent actual acquisitions of companies of similar size and then applying these multiples to a company. This technique uses historical data to create a current pricing level and is thus a trailing indicator. Results of the selected transaction approach need to be understood in this context, especially in periods of rapid price change and market uncertainty. Also included in the analysis was a premium to market approach which calculates the change of control price a market participant would pay for a company by adding a change of control premium to the trading value of a company. The analysis also considered a change of control premium to peer market price approach which substitutes trading values from a group of peer companies for the trading values of the parent company.

Based on this analysis, as well as a third party valuation as of November 30, 2010, there was no indication that the Company’s goodwill was impaired as of December 31, 2010, and a Step Two test was not required.

Financial Overview

The year ended December 31, 2010 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•	Lakeland’s net interest margin at 3.95% increased by 21 basis points from the 3.74% reported in 2009.

•	Total assets increased to $2.79 billion, a 3% increase from 2009.

•	Total loans, excluding leases, increased $51.5 million, or 3%, from 2009 to 2010.

•	Core deposits increased $91.6 million, or 5%, to $1.78 billion at year end 2010 and represented 81% of total deposits at December 31, 2010 compared to 78% at December 31, 2009.

•	Total noninterest-bearing deposits at $383.9 million increased $60.7 million, or 19%, from 2009.

•

On August 4, 2010, the Company paid back $20.0 million of the $59.0 million investment to the U.S. Department of Treasury. The investment is part of the Treasury’s Capital Purchase Program and is in the form of preferred stock and a warrant.

The net income for 2010 was $19.2 million compared to a net loss of $5.4 million in 2009. Net income available to common shareholders in 2010 was $15.2 million or $0.60 per diluted share compared to a net loss of $8.6 million or $0.35 per share in 2009. In 2010, the Company recorded a provision for loan and lease losses of $19.3 million compared to $51.6 million in 2009.

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

Net interest income for 2010 on a tax-equivalent basis was $100.8 million, representing an increase of $6.3 million, or 7%, from the $94.6 million earned in 2009. The increase in net interest income primarily resulted from a 68 basis point decrease in the cost of interest-bearing liabilities, which was partially offset by a 37 basis point decline in the yield on interest-earning assets. The components of net interest income will be discussed in greater detail below.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
Interest Income
Loans and leases	$(738)	$(4,801)	$(5,539)	$2,437	$(12,728)	$(10,291)
Taxable investment securities	936	(3,353)	(2,417)	1,800	(1,162)	638
Tax-exempt investment securities	(118)	(235)	(353)	(49)	(183)	(232)
Federal funds sold	21	(9)	12	1,154	(1,465)	(311)

Total interest income	101	(8,398)	(8,297)	5,342	(15,538)	(10,196)

Interest Expense
Savings deposits	73	(1,022)	(949)	(78)	(2,193)	(2,271)
Interest-bearing transaction accounts	2,642	(3,960)	(1,318)	2,288	(7,027)	(4,739)
Time deposits	(3,041)	(6,290)	(9,331)	1,152	(6,652)	(5,500)
Borrowings	(2,011)	(939)	(2,950)	(1,616)	(789)	(2,405)

Total interest expense	(2,337)	(12,211)	(14,548)	1,746	(16,661)	(14,915)

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$2,438	$3,813	$6,251	$3,596	$1,123	$4,719

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2010			2009			2008
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$1,995,158	$111,584	5.59%	$2,007,881	$117,123	5.83%	$1,969,581	$127,414	6.47%
Taxable investment securities	438,653	11,934	2.72%	413,740	14,351	3.47%	310,651	13,713	4.41%
Tax-exempt securities	63,093	3,092	4.90%	65,377	3,445	5.27%	66,266	3,677	5.55%
Federal funds sold (B)	53,178	121	0.23%	43,008	109	0.25%	25,832	420	1.63%

Total interest-earning assets	2,550,082	126,731	4.97%	2,530,006	135,028	5.34%	2,372,330	145,224	6.12%
Noninterest earning assets:
Allowance for loan and lease losses	(27,459)			(25,027)			(17,840)
Other assets	254,346			232,196			224,129

TOTAL ASSETS	$2,776,969			$2,737,175			$2,578,619

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$317,620	$608	0.19%	$304,084	$1,557	0.51%	$310,565	$3,828	1.23%
Interest-bearing transaction accounts	1,082,026	8,001	0.74%	914,695	9,319	1.02%	805,515	14,058	1.75%
Time deposits	456,692	6,586	1.44%	589,499	15,917	2.70%	561,069	21,417	3.82%
Borrowings	278,754	10,700	3.84%	329,862	13,650	4.14%	368,233	16,055	4.36%

Total interest-bearing liabilities	2,135,092	25,895	1.21%	2,138,140	40,443	1.89%	2,045,382	55,358	2.71%

Noninterest-bearing liabilities:
Demand deposits	359,915			315,193			300,950
Other liabilities	12,702			16,515			15,356
Stockholders’ equity	269,260			267,327			216,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,776,969			$2,737,175			$2,578,619

Net interest income/spread		100,836	3.76%		94,585	3.45%		89,866	3.42%
Tax equivalent basis adjustment		1,082			1,206			1,287

NET INTEREST INCOME		$99,754			$93,379			$88,579

Net interest margin(C)			3.95%			3.74%			3.79%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $135.0 million in 2009 to $126.7 million in 2010, a decrease of $8.3 million, or 6%. The decrease in interest income was due primarily to a 37 basis point decrease in the average yield earned on interest-earning assets. This decrease reflects the declining interest rate environment along with a lower percentage of earning assets being deployed in loans and leases, as the size of the lease portfolio decreased by $53.3 million from the end of 2009. The yield on average loans and leases at 5.59% in 2010 was 24 basis points lower than 2009. The yield on average taxable investment securities decreased by 75 basis points to 2.72% in 2010.

Interest income on a tax equivalent basis decreased from $145.2 million in 2008 to $135.0 million in 2009, a decrease of $10.2 million, or 7%. The decrease in interest income was due primarily to a 78 basis point decrease in the average yield earned on interest-earning assets. This decrease reflects the declining interest rate environment along with a lower percentage of earning assets being deployed in loans and leases, as the size of the lease portfolio decreased. Loans and leases as a percent of interest-earning assets declined from 83% in 2008 to 79% in 2009. Investments, including securities and federal funds sold, increased from 17% of average interest-earning assets in 2008 to 21% in 2009. Loans and leases typically earn higher yields than investment securities. Also impacting interest earned on earning assets in 2009 was interest lost on non-performing loans totaling $1.9 million in 2009 compared to $561,000 in 2008. The average yield on interest-earning assets declined by 7 basis points in 2009 as a result of interest lost on non-performing loans compared to 2 basis points in 2008.

Total interest expense decreased from $40.4 million in 2009 to $25.9 million in 2010, a decrease of $14.5 million, or 36%. Average interest-bearing liabilities decreased $3.0 million and the cost of those liabilities decreased from 1.89% in 2009 to 1.21% in 2010. The decrease in yield was due to the low rate environment and a change in deposit mix. Average interest-bearing deposits increased from $1.81 billion in 2009 to $1.86 billion in 2010, an increase of $48.1 million, or 3%. Within this category, average time deposits decreased $132.8 million, while average savings accounts and interest-bearing transaction accounts increased $180.9 million. Average borrowings decreased from $329.9 million in 2009 to $278.8 million in 2010 as a result of several factors including growth in deposits, which outpaced loan and lease growth and because of prepayments of long-term debt since the third quarter of 2009.

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

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.95%, 3.74% and 3.79% for 2010, 2009 and 2008, respectively. The increase in net interest margin from 2009 to 2010 was primarily a result of the decrease in cost of interest-bearing liabilities. The decline in net interest margin from 2008 to 2009 was a result of the increase in non-performing loans in 2009 combined with the impact of the decline in interest rates on interest-earning assets. The net interest margins for 2010, 2009 and 2008 would have been 4.02%, 3.81% and 3.81%, respectively, had all of the non-accrual loans performed in accordance with their terms.

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

The provision for loan and lease losses decreased from $51.6 million in 2009 to $19.3 million in 2010. The 2009 loan and lease loss provision resulted from continued charge-offs in Lakeland’s leasing portfolio, increases in non-performing loans in its commercial portfolio and the Company’s decision to reduce the exposure in its leasing portfolio by designating certain lease pools as held for sale. The Company’s decision to sell designated lease pools resulted in mark-to-market adjustments totaling $22.1 million as well as additional net charge-offs in the leasing portfolio of $23.0 million in 2009. The charge-offs in 2009 resulted from a continued deterioration in economic conditions and in the underlying collateral value of the leases. Net charge-offs declined from $51.1 million or 2.55% of average loans and leases in 2009 to $17.5 million or 0.88% of average loans and leases in 2010.

The provision for loan and lease losses increased to $51.6 million in 2009 from $23.7 million in 2008. This was primarily a result of management’s evaluation of the adequacy of the allowance for loan and lease losses and the impact then current economic conditions have had on our lease portfolio. During 2009, Lakeland charged off loans and leases of $53.4 million and recovered $2.3 million in previously charged off loans and leases compared to $14.0 million and $605,000, respectively, during 2008. Net charge-offs as a percentage of average loans and leases was 0.68% in 2008 compared to 2.55% in 2009.

Noninterest Income

Noninterest income was $19.3 million in 2010 compared to $18.9 million earned in 2009. The increase in this category is primarily due to gains on leasing related assets totaling $1.6 million compared to losses of $1.1 million in 2009. Offsetting the impact of gains on leasing related assets was a reduction in gains on sales of investment securities which totaled $1.7 million in 2010 compared to $3.8 million in 2009. Additionally, there were $128,000 in other-than-temporary impairment losses taken on the Company’s equity securities portfolio in 2010 compared to $940,000 in 2009. Service charges on deposit accounts decreased $640,000 to $10.3 million due primarily to reduced overdraft fees collected. Commissions and fees decreased $176,000 or 5% to $3.5 million in 2010, primarily as a result of decreased loan fees and investment services income. Other income at $747,000 increased $210,000 from 2009 primarily due to gains on loans sold. Income on bank owned life insurance decreased by $414,000 to $1.5 million in 2010. Included in bank owned life insurance for 2009 was $485,000 in proceeds received on a life insurance policy. Noninterest income represented 16% of total revenue in 2010. (Total revenue is defined as net interest income plus noninterest income.)

Noninterest income was $18.9 million in 2009 compared to $17.6 million earned in 2008. The increase in this category is primarily due to gains on sales of investment securities of $3.8 million for 2009, compared to $53,000 for 2008. Offsetting the impact on the gains on sales of securities were $940,000 in other-than-temporary impairment losses taken on the Company’s equity securities portfolio. Gains on investment securities were partially offset by a $1.1 million loss on sales and dispositions of leasing related assets, as compared to a gain of $978,000 in 2008. Commissions and fees increased $287,000 or 8% to $3.7 million in 2009, primarily due to increased loan fees and investment services income. Other income at $537,000 increased $226,000 from 2008 primarily due to gains on loans sold. Income on bank owned life insurance increased by $189,000 to $1.9 million and included $485,000 received on life insurance policies in 2009 compared to $392,000 received in 2008. Noninterest income represented 17% of total revenue in 2009.

Noninterest Expense

Noninterest expense was $70.4 million in 2010, compared to $73.8 million in 2009, a decrease of 5%. Included in noninterest expense for 2010 was a $1.8 million prepayment fee on long-term debt, while noninterest expense in 2009 included a $3.1 million prepayment fee on long term debt, a $1.2 million industry-wide special FDIC assessment and a $704,000 expense incurred relating to the pretax payout on a life insurance benefit. Salary and benefit expense increased by $1.6 million, or 5%, to $36.1 million, due primarily to normal salary increases and increases in hospital and medical benefit expenses. Collection expense at $592,000 and other real estate and repossessed asset expense at $483,000 decreased $960,000, or 62%, and $519,000, or 52%, respectively, due to decreased leasing related expenses. Legal expense at $1.7 million increased $695,000 compared to 2009 as a result of increased workout expenses related to non-performing loans and leases. Other expenses decreased by $916,000, or 9%, to $8.9 million, primarily due to the previously mentioned $704,000 pretax payout to the beneficiary of bank owned life insurance proceeds in 2009.

Noninterest expense was $73.8 million in 2009, compared to $60.1 million in 2008, an increase of 23%. Included in this increase was a $4.3 million increase in FDIC insurance expense from $1.5 million in 2008 to $5.8 million in 2009, as a result of increased assessments and a $1.2 million special assessment. Also included in non-interest expense in 2009 was a $3.1 million fee on the prepayment of $55.0 million in long term debt. Salary and benefit expense increased by $2.2 million, or 7%, to $34.5 million, due to increased staffing levels and normal salary increases. Net occupancy expense increased 9% to $6.6 million, due primarily to the opening of two new branch offices in 2009. Stationery, supplies and postage decreased $159,000, or 9%, to $1.6 million, due to extra expense incurred at the end of 2008 for special mailings. Marketing expense increased to $2.6 million from $2.3 million, as a result of additional advertising costs and branch openings. Collection expense and other real estate and repossessed asset expense increased in 2009 by $980,000 to $1.6 million and $847,000 to $1.0 million, respectively, due primarily to leasing related items. Legal expense increased from $633,000 in 2008 to $1.0 million in 2009 due to increased workout expenses related to non-performing loans and leases. Other expenses increased by $1.0 million, or 11%, to $9.9 million, primarily due to consulting expenses and a $704,000 pretax payout to the beneficiary of bank owned life insurance proceeds. Also impacting other expenses in 2009 was an increase in appraisal expense and audit expense.

The efficiency ratio expresses the relationship between noninterest expense (excluding other real estate and other repossessed asset expense, long-term debt repayment fees and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on securities). In 2010, the Company’s efficiency ratio on a tax equivalent basis improved to 56.6% from 62.1% in 2009. The efficiency ratio was 54.8% in 2008. The improvement in the efficiency ratio from 2009 to 2010 was due to management of expenses and an increase in revenue primarily as a result of the reduction in cost of interest-bearing liabilities.

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Calculation of efficiency ratio
Total non-interest expense	$70,405	$73,794	$60,071	$58,190	$54,721
Less:
Amortization of core deposit intangibles	(1,062)	(1,062)	(1,062)	(1,180)	(1,196)
Other real estate owned and other repossessed asset expense	(483)	(1,002)	(155)	(10)	(39)
Long-term debt prepayment fee	(1,835)	(3,075)	—	—	—

Non-interest expense, as adjusted	$67,025	$68,655	$58,854	$57,000	$53,486

Net interest income	$99,754	$93,379	$88,579	$71,728	$66,704
Noninterest income	19,268	18,857	17,611	18,627	14,180

Total revenue	119,022	112,236	106,190	90,355	80,884
Plus: Tax-equivalent adjustment on municipal securities	1,082	1,206	1,287	1,629	2,005
Less: (gains) losses on investment securities	(1,614)	(2,905)	(53)	(1,769)	2,995

Total revenue, as adjusted	$118,490	$110,537	$107,424	$90,215	$85,884

Efficiency ratio	56.57%	62.11%	54.79%	63.18%	62.28%

Income Taxes

The Company’s effective income tax rate was 34.5%, 59.0% and 32.3%, in the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s effective tax rate of 59.0% in 2009 is due to its net loss and the impact that tax advantaged income had on the tax benefit of the loss. The tax advantaged income includes tax-exempt securities income and income on bank owned life insurance policies.

Financial Condition

Total assets increased from $2.72 billion on December 31, 2009 to $2.79 billion on December 31, 2010, an increase of $68.7 million, or 3%. Total assets at year-end 2009 increased $81.3 million or 3% from year-end 2008.

Loans and Leases

Lakeland primarily serves Northern New Jersey and the surrounding areas. Its leasing division serves a broader market with a focus on the Northeast. All of its borrowers are U.S. residents or entities.

Gross loans and leases, including leases held for sale, which totaled $2.01 billion as of December 31, 2010, decreased $1.8 million or less than 1% compared to 2009. The decrease in gross loans and leases is due primarily to leases decreasing $53.3 million, or 44%, from $120.5 million (including $7.3 million held for sale) at December 31, 2009 to $67.2 million (including $1.5 million held for sale) on December 31, 2010, consistent with the Company’s strategy to reduce risk in the lease portfolio. For more information, see the discussion under “Risk Elements” and Note 3 to the Consolidated Financial Statements. Excluding leases, loans increased $51.5 million, or 3%, from December 31, 2009 to December 31, 2010. Commercial loans secured by real estate increased from $914.2 million in 2009 to $970.2 million in 2010, an increase of $56.0 million, or 6%. Commercial and industrial loans increased from $172.7 million in 2009 to $194.3 in 2010, an increase of $21.5 million, or 12%. The residential real estate mortgage portfolio increased $20.8 million, or 5% from $382.8 million to $403.6 million due primarily to refinancing resulting from the lower rate environment. Real estate construction loans, which include commercial construction loans, decreased from $108.3 million in 2009 to $70.8 million in 2010, a decrease of $37.6 million, or 35%, because repayments of construction loans have not been replaced with new construction loans. Due to the continued economic downturn, new commercial construction projects have generally not been viable because of the difficulty in selling or renting units. Total loans decreased from $2.03 billion in 2008 to $2.01 billion in 2009, a decrease of $16.5 million, or 1%, due to a decrease in leasing loans of $191.0 million.

The following table sets forth the classification of Lakeland’s gross loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Commercial, secured by real estate	$970,240	$914,223	$815,237	$702,886	$606,306
Commercial, industrial and other	194,259	172,744	143,383	118,735	108,190
Leases	65,640	113,160	311,463	355,644	196,518
Leases held for sale	1,517	7,314	—	—	—
Real estate—residential mortgage	403,561	382,750	342,660	314,393	288,008
Real estate—construction	70,775	108,338	102,219	79,111	71,656
Home equity and consumer	306,322	315,598	315,704	310,359	315,038

	2,012,314	2,014,127	2,030,666	1,881,128	1,585,716
Plus deferred costs	2,303	2,908	4,165	5,407	5,928

Loans and leases net of deferred costs	$2,014,617	$2,017,035	$2,034,831	$1,886,535	$1,591,644

The following table shows the percentage distributions of loans and leases by category as of December 31 for each of the last five years:

	December 31,
	2010	2009	2008	2007	2006
Commercial, secured by real estate	48.2%	45.4%	40.2%	37.4%	38.2%
Commercial, industrial, and other	9.7%	8.6%	7.1%	6.3%	6.8%
Leases, including leases held for sale	3.3%	6.0%	15.3%	18.9%	12.4%
Real estate—residential mortgage	20.1%	19.0%	16.9%	16.7%	18.2%
Real estate—construction	3.5%	5.4%	5.0%	4.2%	4.5%
Home equity and consumer	15.2%	15.6%	15.5%	16.5%	19.9%

	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2010, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth certain categories of loans as of December 31, 2010, in terms of contractual maturity date:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Types of Loans:
Commercial, secured by real estate	$107,087	$213,486	$649,667	$970,240
Commercial, industrial and other	99,799	67,487	26,973	194,259
Real estate—construction	36,458	10,774	23,543	70,775

Total	$243,344	$291,747	$700,183	$1,235,274

Amount of such loans with:
Predetermined rates	$27,656	$209,706	$65,873	$303,235
Floating or adjustable rates	215,688	82,041	634,310	932,039

Total	$243,344	$291,747	$700,183	$1,235,274

Risk Elements

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.

The following schedule sets forth certain information regarding Lakeland’s non-accrual and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	At December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Commercial, secured by real estate	$19,226	$25,798	$5,034	$8,083	$3,240
Commercial, industrial, and other	1,702	2,047	839	520	168
Leases, including leases held for sale	6,277	3,511	8,463	724	630
Real estate—residential mortgage	12,834	5,465	1,475	384	—
Home equity and consumer	2,930	1,890	733	448	399

Total non-accrual loans and leases	42,969	38,711	16,544	10,159	4,437
Other real estate and other repossessed assets	1,592	1,864	3,997	175	—

TOTAL NON-PERFORMING ASSETS	$44,561	$40,575	$20,541	$10,334	$4,437

Non-performing assets as a percent of total assets	1.60%	1.49%	0.78%	0.41%	0.20%

Loans and leases past due 90 days or more and still accruing	$1,218	$1,437	$825	$667	$876

Troubled debt restructurings, still accruing	$9,073	$3,432	$—	$—	$—

Non-accrual loans and leases increased to $43.0 million on December 31, 2010 from $38.7 million at December 31, 2009. The change in non-accrual loans and leases from 2009 to 2010 included an increase in residential mortgages and leasing non-accruals of $7.4 million and $2.8 million, respectively, which was partially offset by a decline in commercial non-accruals of $6.9 million. Non-accrual leases include $4.0 million in net receivables related to one lessee who has named the Company and other unrelated parties in a complaint in connection with the leases. For more information, see Legal Proceedings in Item 3 of Part I of this Annual Report on Form 10-K. The increase in residential mortgages on non-accrual resulted from a deterioration in the economy and the continuing high unemployment rate in the Company’s market area. Commercial loan non-accruals included five loan relationships between $500,000 and $1.0 million totaling $3.6 million, and four loan relationships exceeding $1.0 million totaling $8.0 million. The largest of the commercial loan non-accrual loans was $4.7 million. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout.

At December 31, 2010, Lakeland had $9.1 million in loans that were restructured and still accruing. Restructured loans are those loans where Lakeland has granted concessions to the borrower in payment terms in rate and/or in maturity as a result of the financial condition of the borrower. The increase in restructured loans compared to prior years results from a deterioration in the economy impacting commercial real estate values and continuing high unemployment.

For 2010, the gross interest income that would have been recorded, had the loans and leases classified at year-end as non-accrual been performing in conformance with their original terms, is approximately $2.2 million. The amount of interest income actually recorded on those loans and leases for 2010 was $403,000. The resultant loss of $1.8 million for 2010 compares with prior year losses of $1.9 million for 2009 and $561,000 for 2008.

As of December 31, 2010, Lakeland had impaired loans and leases totaling $30.0 million (consisting primarily of non-accrual and restructured loans and leases). The valuation allowance of these loans and leases is based on the fair value of the underlying collateral. Based upon such evaluation, $1.1 million has been allocated to the allowance for loan and lease losses for impairment. At December 31, 2010, Lakeland also had $47.0 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

There were no additional loans or leases at December 31, 2010, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2010, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$25,563	$25,053	$14,689	$13,454	$13,173

Loans and leases charged off:
Commercial, secured by real estate(1)	9,266	2,724	214	299	642
Commercial, industrial and other	3,298	2,632	379	3,302	565
Leases	4,307	22,972	11,211	425	90
Leases held for sale	—	22,122	—	—	—
Real estate—residential mortgage	397	433	123	—	—
Home equity and consumer	2,250	2,499	2,044	1,341	1,493

Total loans and leases charged off	19,518	53,382	13,971	5,367	2,790

Recoveries:
Commercial, secured by real estate(1)	134	135	62	130	410
Commercial, industrial and other	62	134	17	79	318
Leases	1,391	1,777	150	2	83
Real estate—residential mortgage	7	—	—	—	3
Home equity and consumer	411	231	376	415	531

Total Recoveries	2,005	2,277	605	626	1,345

Net charge-offs:	17,513	51,105	13,366	4,741	1,445
Provision for loan and lease losses charged to operations	19,281	51,615	23,730	5,976	1,726

Ending balance	$27,331	$25,563	$25,053	$14,689	$13,454

Ratio of net charge-offs to average loans and leases outstanding:
Including charge down of leases held for sale	0.88%	2.55%	0.68%	0.28%	0.10%
Excluding charge down of leases held for sale	0.88%	1.44%	0.68%	0.28%	0.10%
Ratio of allowance at end of year as a percentage of year-end total loans and leases	1.36%	1.27%	1.23%	0.78%	0.85%

(1)	includes construction real estate loans

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

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired commercial loans under $250,000, 1 – 4 family residential mortgages, and consumer loans.

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

A loan is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan and the loan is not in the process of collection. Charge-offs are recommended by the Chief Credit Officer and approved by the Board on a monthly basis.

While non-performing loans and leases increased from $38.7 million on December 31, 2009 to $43.0 million on December 31, 2010, the allowance for loan and lease losses was 1.36% of total loans and leases on December 31, 2010 compared to 1.27% of total loans and leases on December 31, 2009. The increase in non-accrual loans, as discussed above, was in residential mortgages and leases. Management believes, based on appraisals and estimated selling costs, that the majority of these loans are well secured and reserves on these loans are adequate.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2010. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans and leases that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans and leases in each category as well as historical trends.

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Commercial, secured by real estate(1)	$11,366	$9,285	$8,954	$8,048	$8,327
Commercial, Industrial and other(1)	5,113	4,647	—	—	—
Leases	3,477	4,308	11,212	2,310	1,589
Real estate—residential mortgage	2,628	1,286	626	272	299
Real estate—construction	2,176	3,198	2,054	1,680	648
Home equity and consumer	2,571	2,839	2,207	2,379	2,591

	$27,331	$25,563	$25,053	$14,689	$13,454

(1)	Data related to the allocation of the allowance for loan and lease losses between commercial loan categories was not available prior to 2009.

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

	December 31,
	2010	2009	2008
	(in thousands)
U.S. Treasury and U.S. government agencies	$112,293	$86,475	$74,934
Obligations of states and political subdivisions	66,784	62,414	63,616
Mortgage-backed securities	326,626	272,665	216,181
Equity securities	24,536	20,898	23,286
Other debt securities	23,441	14,899	14,271

	$553,680	$457,351	$392,288

The Company does not own any collateralized debt obligations, pooled trust preferred securities or preferred stock with the Federal National Mortgage Association or the Federal Home Loan Mortgage Association.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2010:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$4,995	$84,608	$12,673	$5,021	$107,297
Yield	0.26%	1.88%	4.82%	2.55%	2.18%
Obligations of states and political subdivisions
Amount	3,786	7,626	15,107	1,030	27,549
Yield	2.08%	3.47%	3.45%	3.08%	3.25%
Mortgage-backed securities
Amount	901	1,063	30,188	273,700	305,852
Yield	4.00%	4.19%	4.32%	3.76%	3.82%
Other debt securities
Amount	1,526	9,203	9,661	1,483	21,873
Yield	3.47%	2.32%	1.24%	0.85%	1.82%
Other equity securities
Amount	24,536	—	—	—	24,536
Yield	0.60%	—%	—%	—%	0.60%

Total securities
Amount	$35,744	$102,500	$67,629	$281,234	$487,107
Yield	0.92%	2.06%	3.78%	3.72%	3.17%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2010:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$1,000	$3,996	$—	$—	$4,996
Yield	4.63%	4.20%	—%	—%	4.29%
Obligations of states and political subdivisions
Amount	11,934	15,476	10,896	929	39,235
Yield	2.45%	3.84%	3.89%	4.00%	3.43%
Mortgage-backed securities
Amount	—	316	4,610	15,848	20,774
Yield	—%	4.48%	4.62%	4.49%	4.52%
Other debt securities
Amount	—	505	1,063	—	1,568
Yield	—%	5.25%	6.67%	—%	6.21%

Total securities
Amount	$12,934	$20,293	$16,569	$16,777	$66,573
Yield	2.62%	3.96%	4.27%	4.46%	3.90%

Other Assets

Other assets decreased from $47.9 million at December 31, 2009 to $35.1 million at December 31, 2010 due primarily to a decrease in taxes receivable of $8.8 million and the prepaid FDIC assessment of $3.5 million. Net deferred tax assets remained at $13.6 million on December 31, 2010.

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2010 will be realized.

Deposits

Total deposits increased from $2.16 billion on December 31, 2009 to $2.20 billion on December 31, 2010, an increase of $38.7 million, or 2%. Total noninterest-bearing demand accounts increased from $323.2 million to $383.9 million, a $60.7 million, or 19%, increase. Savings and interest-bearing transaction accounts increased from $1.37 billion to $1.40 billion, an increase of $30.9 million, or 2%. Total core deposits, which are defined as noninterest-bearing deposits and savings and interest-bearing transaction accounts, increased from $1.69 billion on December 31, 2009 to $1.78 billion on December 31, 2010, an increase of $91.6 million, or 5%. Core deposits represent 81% of total deposits at December 31, 2010 compared to 78% at the end of 2009. Total time deposits decreased from $465.7 million on December 31, 2009 to $412.8 million on December 31, 2010, a decrease of $52.9 million, or 11%. Time deposits have decreased as a result of the declining rate environment. Depositors prefer to keep their deposits in liquid transaction accounts versus a long-term account in the current low rate environment.

Total deposits increased from $2.06 billion on December 31, 2008 to $2.16 billion on December 31, 2009, an increase of $101.1 million, or 5%.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
			(Dollars in thousands)
Noninterest-bearing demand deposits	$359,915	—%	$315,193	—%	$300,950	—%
Interest-bearing transaction accounts	1,082,026	0.74%	914,695	1.02%	805,515	1.75%
Savings	317,620	0.19%	304,084	0.51%	310,565	1.23%
Time deposits	456,692	1.44%	589,499	2.70%	561,069	3.82%

Total	$2,216,253	0.69%	$2,123,471	1.26%	$1,978,099	1.99%

As of December 31, 2010, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$52,869
Over 3 through 6 months	33,853
Over 6 through 12 months	46,706
Over 12 months	37,510

Total	$170,938

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $56.0 million in 2010 compared to $22.5 million and $30.9 million in 2009 and 2008, respectively.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2010, Lakeland generated $38.7 million in deposit growth.

•	Sales of securities and overnight funds. At year-end 2010, the Company had $487.1 million in securities designated “available for sale.”

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on December 31, 2010. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $5.5 million at December 31, 2010. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2010.

•

Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. For more information, see Note 6 to the Consolidated Financial Statements.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The Company’s management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs, including current loan commitments, deposit maturities and other obligations. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from anticipated results due to a variety of factors, including uncertainties relating to general economic conditions; unanticipated decreases in deposits; changes in or failure to comply with governmental regulations; and uncertainties relating to the analysis of the Company’s assessment of rate sensitive assets and rate sensitive liabilities and the extent to which market factors indicate that a financial institution such as Lakeland should match such assets and liabilities.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2010. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$13,854	$1,780	$2,964	$2,480	$6,630
Benefit plan commitments	5,128	185	370	335	4,238
Remaining contractual maturities of time deposits	412,849	306,498	88,942	16,233	1,176
Subordinated debentures	77,322	—	—	—	77,322
Loan commitments	407,164	334,406	37,219	2,252	33,287
Other borrowings	195,000	80,000	30,000	40,000	45,000
Interest on other borrowings*	123,070	9,094	16,763	13,499	83,714
Series A Preferred Stock	39,000	—	—	—	39,000
Interest on Series A Preferred Stock	23,644	1,950	3,900	6,825	10,969
Standby letters of credit	8,873	7,902	754	137	80

Total	$1,305,904	$741,815	$180,912	$81,761	$301,416

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 3.47%.

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

The Company’s net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. For example, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates could adversely affect net interest income. Conversely, when interest-earning assets reprice more quickly than interest-bearing liabilities, an increase in market rates could increase net interest income.

The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. Key quantitative measurements include the percentage change of net interest income in various interest rate scenarios (net interest income at risk) and changes in the market value of equity in various rate environments (net portfolio value at risk). The Company’s performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee (the “ALCO”), consisting of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Retail Officer, Chief Credit Officer, certain other senior officers and certain directors. This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2011 (the base case) is $100.8 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-5.0%			-5.0%
December 31, 2010	-3.3%	-1.5%	-1.9%	-2.6%
December 31, 2009	-3.0%	-1.4%	-1.8%	-2.7%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2010 (the base case) was $350.8 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	+100 bp	-100 pb	-200 bp
Asset/Liability Policy Limit	-25.0%			-25.0%
December 31, 2010	-7.9%	-2.0%	-2.5%	-8.6%
December 31, 2009	-5.2%	-0.7%	-2.4%	-9.9%

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

Capital Resources

Stockholders’ equity decreased from $268.0 million on December 31, 2009 to $260.7 million on December 31, 2010. The decrease in stockholders’ equity from December 31, 2009 to December 31, 2010 was primarily due to redemption of preferred stock from the U.S Treasury Department totaling $20.0 million and the payment of dividends on common and preferred stock of $6.8 million. Partially offsetting these items was net income of $19.2 million. For more information on the redemption of preferred stock, please see Note 7 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $8.46 on December 31, 2009 to $8.82 on December 31, 2010 primarily as a result of net income. Book value per common share was $8.88 on December 31, 2008.

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

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2010 and 2009:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2010	2009	2010	2009	2010	2009
Capital Ratios:
The Company	9.21%	9.44%	12.43%	12.65%	13.68%	13.90%
Lakeland Bank	8.71%	8.99%	11.75%	12.07%	13.00%	13.32%
“Well capitalized” institution under FDIC
Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share amounts)
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period—GAAP	$223,235	$211,963	$220,941	$211,599	$199,500
Less:
Goodwill	87,111	87,111	87,111	87,111	87,111
Other identifiable intangible assets, net	578	1,640	2,701	3,763	4,942

Total tangible common stockholders’ equity at end of period—Non-GAAP	$135,546	$123,212	$131,129	$120,725	$107,447

Shares outstanding at end of period(1)	25,322	25,066	24,871	24,445	24,318

Book value per share—GAAP(1)	$8.82	$8.46	$8.88	$8.66	$8.20

Tangible book value per share—Non-GAAP(1)	$5.35	$4.92	$5.27	$4.94	$4.42

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period—Non-GAAP	$135,546	$123,212	$131,129	$120,725	$107,447

Total assets at end of period	$2,792,674	$2,723,968	$2,642,625	$2,513,771	$2,263,573
Less:
Goodwill	87,111	87,111	87,111	87,111	87,111
Other identifiable intangible assets, net	578	1,640	2,701	3,763	4,942

Total tangible assets at end of period—Non-GAAP	$2,704,985	$2,635,217	$2,552,813	$2,422,897	$2,171,520

Common equity to assets—GAAP	7.99%	7.78%	8.36%	8.42%	8.81%

Tangible common equity to tangible assets—Non-GAAP	5.01%	4.68%	5.14%	4.98%	4.95%

(1)	Adjusted for 5% stock dividend payable on February 16, 2011 to shareholders of record January 31, 2011.

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Calculation of return on average tangible common equity
Net income (loss)—GAAP	$19,211	$(5,396)	$15,165	$17,988	$16,977

Total average common stockholders’ equity	$220,796	$217,062	$216,931	$204,127	$191,732
Less:
Average goodwill	87,111	87,111	87,111	87,111	87,111
Average other identifiable intangible assets, net	1,120	2,182	3,247	4,359	5,580

Total average tangible common stockholders’ equity—Non-GAAP	$132,565	$127,769	$126,573	$112,657	$99,041

Return on average common stockholders’ equity—GAAP	8.70%	-2.49%	6.99%	8.81%	8.85%

Return on average tangible common stockholders’ equity—Non-GAAP	14.49%	-4.22%	11.98%	15.97%	17.14%

Recent Accounting Pronouncements

On June 12, 2009, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance changing the accounting principles and disclosure requirements related to securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company applied this guidance on January 1, 2010, and application did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued accounting guidance to provide financial statement users with greater transparency about an entity’s allowance for loan and lease losses and the credit quality of its loan and lease portfolio. Under the new guidelines, the allowance for loan and lease losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired loans and leases and non-accrual status are to be presented by class of loans and leases. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan and lease portfolio’s risk and performance. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010 with the exception of the troubled debt restructuring disclosures which are anticipated to be effective for interim and annual reporting periods ending after June 15, 2011. The application of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 3 to the Consolidated Financial Statements for the disclosures required by this guidance.

In December 2010, the FASB issued accounting guidance that modifies Step One of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step Two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8—Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(dollars in thousands)
ASSETS
Cash	$26,063	$31,869
Interest-bearing deposits due from banks	23,215	26,794

Total cash and cash equivalents	49,278	58,663
Investment securities, available for sale	487,107	375,530
Investment securities, held to maturity; fair value of $68,815 in 2010 and $84,389 in 2009	66,573	81,821
Leases held for sale	1,517	7,314
Loans, net of deferred costs	2,013,100	2,009,721
Less: allowance for loan and lease losses	27,331	25,563

Net loans	1,987,286	1,991,472
Premises and equipment—net	27,554	29,196
Accrued interest receivable	8,849	8,943
Goodwill	87,111	87,111
Other identifiable intangible assets, net	578	1,640
Bank owned life insurance	43,284	41,720
Other assets	35,054	47,872

TOTAL ASSETS	$2,792,674	$2,723,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing	$383,877	$323,175
Savings and interest-bearing transaction accounts	1,399,163	1,368,272
Time deposits under $100 thousand	241,911	283,512
Time deposits $100 thousand and over	170,938	182,228

Total deposits	2,195,889	2,157,187
Federal funds purchased and securities sold under agreements to repurchase	52,123	63,672
Other borrowings	195,000	145,900
Subordinated debentures	77,322	77,322
Other liabilities	11,631	11,901

TOTAL LIABILITIES	2,531,965	2,455,982

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 39,000 shares at December 31, 2010 and 59,000 at December 31, 2009	37,474	56,023
Common stock, no par value; authorized shares, 40,000,000; issued shares, 25,977,592 at December 31, 2010 and 2009; outstanding shares, 25,321,824 at December 31, 2010 and 25,065,743 at December 31, 2009	271,595	259,521
Accumulated Deficit	(38,004)	(34,961)
Treasury stock, at cost, 655,768 shares in 2010 and 911,849 shares in 2009	(8,683)	(11,940)
Accumulated other comprehensive loss	(1,673)	(657)

TOTAL STOCKHOLDERS’ EQUITY	260,709	267,986

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,792,674	$2,723,968

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(dollars In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$111,584	$117,123	$127,414
Federal funds sold and interest-bearing deposits with banks	121	109	420
Taxable investment securities	11,934	14,351	13,713
Tax-exempt investment securities	2,010	2,239	2,390

TOTAL INTEREST INCOME	125,649	133,822	143,937

INTEREST EXPENSE
Deposits	15,195	26,793	39,303
Federal funds purchased and securities sold under agreements to repurchase	127	139	1,487
Other borrowings	10,573	13,511	14,568

TOTAL INTEREST EXPENSE	25,895	40,443	55,358

NET INTEREST INCOME	99,754	93,379	88,579
Provision for loan and lease losses	19,281	51,615	23,730

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	80,473	41,764	64,849
NONINTEREST INCOME
Service charges on deposit accounts	10,278	10,918	11,106
Commissions and fees	3,533	3,709	3,422
Gains on sales and calls of investment securities, net	1,742	3,845	53
Other-than-temporary impairment loss on securities	(128)	(940)	—
Income on bank owned life insurance	1,516	1,930	1,741
Gains (losses) on leasing related assets, net	1,580	(1,142)	978
Other income	747	537	311

TOTAL NONINTEREST INCOME	19,268	18,857	17,611

NONINTEREST EXPENSE
Salaries and employee benefits	36,086	34,505	32,263
Net occupancy expense	6,735	6,637	6,098
Furniture and equipment	4,867	5,038	4,848
Stationery, supplies and postage	1,636	1,605	1,764
Marketing expense	2,700	2,633	2,348
Core deposit intangible amortization	1,062	1,062	1,062
FDIC insurance expense	3,764	5,819	1,478
Collection expense	592	1,552	572
Legal expense	1,698	1,003	633
Other real estate and repossessed asset expense	483	1,002	155
Long-term debt prepayment fee	1,835	3,075	—
Other expenses	8,947	9,863	8,850

TOTAL NONINTEREST EXPENSE	70,405	73,794	60,071

Income (loss) before provision (benefit) for income taxes	29,336	(13,173)	22,389
Provision (benefit) for income taxes	10,125	(7,777)	7,224

NET INCOME (LOSS)	$19,211	$(5,396)	$15,165

Dividends on Preferred Stock and Accretion	$3,987	$3,194	$—

Net Income (Loss) Available to Common Stockholders	$15,224	$(8,590)	$15,165

PER SHARE OF COMMON STOCK:
Basic earnings (loss)	$0.60	$(0.35)	$0.61

Diluted earnings (loss)	$0.60	$(0.35)	$0.61

Cash dividends	$0.20	$0.29	$0.38

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2010, 2009 and 2008

	Common stock		Series A Preferred Stock	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
		(dollars in thousands)
BALANCE DECEMBER 31, 2007	24,740,564	$258,037		$(24,465)	$(20,140)	$(1,833)	$211,599
Cumulative adjustment for adoption of new accounting guidance				(546)			(546)

Balance JANUARY 1, 2008, as revised	24,740,564	258,037		(25,011)	(20,140)	(1,833)	211,053
Comprehensive income 2008:
Net Income				15,165			15,165
Other comprehensive loss, net of tax						(535)	(535)

Total comprehensive income							14,630

Stock based compensation expense		351					351
Issuance of stock for restricted stock awards		(1,117)			1,117		—
Issuance of stock to dividend reinvestment and stock purchase plan		(150)		(1,339)	1,564		75
Exercise of stock options, net of excess tax benefits		(70)			2,963		2,893
Cash dividends				(8,061)			(8,061)

BALANCE DECEMBER 31, 2008	24,740,564	257,051		(19,246)	(14,496)	(2,368)	220,941

Comprehensive income 2009:
Net Loss				(5,396)			(5,396)
Other comprehensive income, net of tax						1,711	1,711

Total comprehensive loss							(3,685)

Preferred stock issued, net of costs			58,837				58,837
Common stock warrant		3,345	(3,345)				—
Preferred dividends				(2,663)			(2,663)
Accretion of discount on preferred stock			531	(531)			—
Stock based compensation		443					443
Issuance of stock for restricted stock awards		(199)			199		—
Issuance of stock to dividend reinvestment and stock purchase plan		(1,032)		(1,256)	2,323		35
Exercise of stock options, net of excess tax benefits		(87)			34		(53)
Cash dividends, common stock				(5,869)			(5,869)

BALANCE DECEMBER 31, 2009	24,740,564	259,521	56,023	(34,961)	(11,940)	(657)	267,986

Comprehensive income 2010:
Net Income				19,211			19,211
Other comprehensive loss, net of tax						(1,016)	(1,016)

Total comprehensive income							18,195

Preferred dividends				(2,536)			(2,536)
Accretion of discount			1,451	(1,451)			—
Stock based compensation		538					538
Redemption of preferred stock			(20,000)				(20,000)
Stock dividend	1,237,028	13,224		(13,224)			—
Issuance of restricted stock awards		(476)			476		—
Issuance of stock to dividend reinvestment and stock purchase plan		(516)		(864)	1,437		57
Exercise of stock options, net of excess tax benefits		(696)			1,344		648
Cash dividends, common stock				(4,179)			(4,179)

BALANCE DECEMBER 31, 2010	25,977,592	$271,595	$37,474	$(38,004)	$(8,683)	$(1,673)	$260,709

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,211	$(5,396)	$15,165
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,404	4,160	1,928
Depreciation and amortization	3,061	3,306	3,398
Amortization of intangible assets	1,062	1,062	1,062
Provision for loan and lease losses	19,281	51,615	23,730
Stock based compensation	538	443	351
Gains on securities, net	(1,742)	(3,845)	(53)
Other-than-temporary impairment loss on securities	128	940	—
(Gains) losses on sales of leases held for sale	(772)	1,631	—
Writedown of other repossessed assets	—	782	99
(Gains) losses on other repossessed assets	(808)	(230)	17
Gain on sale of premises and equipment	(48)	—	—
Deferred tax provision (benefit)	547	(2,725)	(4,490)
Decrease (increase) in other assets	11,105	(26,247)	(2,975)
Increase (decrease) in other liabilities	23	(2,957)	(7,295)

NET CASH PROVIDED BY OPERATING ACTIVITIES	55,990	22,539	30,937

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	160,581	147,300	108,207
Held to maturity	26,054	41,890	33,463
Proceeds from sales of securities:
Available for sale	76,048	153,763	10,108
Purchase of securities:
Available for sale	(352,011)	(391,948)	(127,916)
Held to maturity	(10,939)	(13,742)	(14,403)
Purchase of bank owned life insurance	—	(1,304)	—
Proceeds from sales of leases	1,077	53,407	—
Net increase in loans and leases	(19,057)	(94,874)	(162,905)
Proceeds from dispositions of premises and equipment	288	3	—
Capital expenditures	(1,659)	(3,026)	(2,784)
Proceeds from sales of other repossessed assets	4,133	6,853	1,966

NET CASH USED IN INVESTING ACTIVITIES	(115,485)	(101,678)	(154,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,702	101,054	68,728
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(11,549)	1,309	13,069
Proceeds from other borrowings	80,000	—	125,103
Repayments of other borrowings	(30,900)	(65,000)	(85,892)
Issuance of stock to Dividend Reinvestment and Stock Purchase Plan	57	35	75
Proceeds on issuance of preferred stock, net	—	58,837	—
Redemption of preferred stock	(20,000)	—	—
Exercise of stock options	627	(55)	2,788
Excess tax benefits	21	2	105
Dividends paid on preferred stock	(2,669)	(2,287)	—
Dividends paid on common stock	(4,179)	(5,869)	(8,061)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,110	88,026	115,915

Net (decrease) increase in cash and cash equivalents	(9,385)	8,887	(7,412)
Cash and cash equivalents, beginning of year	58,663	49,776	57,188

CASH AND CASH EQUIVALENTS, END OF YEAR	$49,278	$58,663	$49,776

The accompanying notes are an integral part of these statements.

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

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc., and Lakeland Preferred Equity, Inc. All intercompany balances and transactions have been eliminated. Lakeland Preferred Equity, Inc. is a Real Estate Investment Trust formed by Lakeland in the fourth quarter of 2010.

The Company evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the valuation of the Company’s investment securities portfolio, the realizability of the Company’s deferred tax asset and the analysis of goodwill and intangible impairment.

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

The Company’s operating segments are components of its enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of Lakeland to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. The situation is also similar for consumer and residential mortgage lending. All significant operating decisions are based upon analysis of the Company as one operating segment or unit. Accordingly, the Company has determined that it has one operating segment and thus one reporting segment.

Investment Securities

Investment securities are classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income (loss) and excluded from the determination of net income. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. Losses are recorded through the statement of operations when the impairment is considered other-than-temporary, even if a decision to sell has not been made.

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

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time when foreclosure proceedings are commenced, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.

Loans and leases are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. Most of Lakeland’s impaired loans are collateral-dependent. Lakeland groups impaired commercial loans under $250,000 into a homogeneous pool and collectively evaluates them. Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan and lease will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal.

Loans are classified as restructured-accruing loans in cases where borrowers experience financial difficulties but are current on their payments and the Company makes certain concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. Nonetheless, restructured loans are classified as impaired loans.

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also analyzes historical losses by loan and lease category, and considers the resulting loss rates when determining the reserves on current loan and lease total amounts. Loss estimates for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired commercial loans under $250,000, 1 – 4 family residential mortgages, and consumer loans.

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

A loan is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan and the loan is not in the process of collection. Charge-offs are recommended by the Chief Credit Officer and approved by the Board on a monthly basis.

The Company transfers leases to held for sale status when it identifies leases that it intends to sell. At that time, the specific leases are written down to the lower of cost or market value by recording a charge to the allowance for loan and lease losses. Market indications are derived from sale price indications from potential buyers and based on recent sale prices of prior lease pools adjusted for differences in types of collateral and other characteristics. Subsequent declines in fair market value are recorded as a loss on leasing related assets in the statement of operations.

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

Other Real Estate Owned and Other Repossessed Assets

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure (or deed-in-lieu-of-foreclosure), are carried at fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense. An allowance for OREO or other repossessed assets is established, through charges to expense, to maintain properties at the lower of cost or fair value less estimated costs to sell. Operating results of OREO and other repossessed assets, including rental income and operating expenses, are included in other expenses.

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2010 and 2009, Lakeland was servicing approximately $30.8 million and $23.2 million, respectively, of loans for others.

The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained. The Company records mortgage servicing rights and the loans based on relative fair values at the date of origination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP which requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitization of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments. No mortgage loans were identified as held for sale as of December 31, 2010 and 2009.

Restrictions On Cash And Due From Banks

Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account. The amounts of those reserves at December 31, 2010 and 2009 were approximately $454,000 and $559,000, respectively.

Earnings Per Share

Earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the year. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Unless otherwise indicated, all weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends including the 5% stock dividend which was distributed on February 16, 2011.

Employee Benefit Plans

The Company has certain employee benefit plans covering substantially all employees. The Company accrues such costs as incurred.

U.S. GAAP requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations are recognized as a component of Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost.

Stock-Based Compensation

The Company’s shareholders approved the 2009 Equity Compensation Program, which authorizes the granting of incentive stock options, supplemental stock options, restricted shares and restricted stock units to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes the issuance of up to 2.1 million shares in connection with options and awards granted under the 2009 program. The Company’s stock option grants under this plan expire 10 years from the date of grant, ninety days after termination of service other than for cause, or one year after death or disability of the grantee. The Company currently has no option or restricted stock awards with market or performance conditions attached to them.

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company, which includes those employees serving as officers and directors of the Company. The plan authorized 2,370,237 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company has no option or restricted stock awards with market or performance conditions attached to them. The Company generally issues shares for option exercises from its treasury stock using the cost method. No further awards will be granted from the 2000 program.

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. The following shows supplemental non-cash investing and financing activities for the periods presented:

	2010	2009	2008
	(in thousands)
Transfer of loans and leases receivable to other real estate owned and other repossessed assets	$3,052	$5,271	$5,877
Cash paid for income taxes	6,460	2,434	12,672
Cash paid for interest	26,508	42,448	56,602
Transfer of leases receivable to leases held for sale at fair value	—	67,945	—
Transfer of leases from held for sale to held for investment	1,888	—	—

Comprehensive Income

The Company reports comprehensive income in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

	Year ended December 31, 2010
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(139)	$75	$(64)
Less reclassification adjustment for net gains realized in net income	1,614	(565)	1,049

Net unrealized losses on available for sale securities	(1,753)	640	(1,113)
Change in pension liabilities	161	(64)	97

Other comprehensive loss, net	$(1,592)	$576	$(1,016)

	Year ended December 31, 2009
	Before tax amount	Tax Expense	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$5,229	$(1,919)	$3,310
Less reclassification adjustment for net gains realized in net income (loss)	2,905	(1,017)	1,888

Net unrealized gains on available for sale securities	2,324	(902)	1,422
Change in pension liabilities	486	(197)	289

Other comprehensive income, net	$2,810	$(1,099)	$1,711

	Year ended December 31, 2008
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(174)	$94	$(80)
Less reclassification adjustment for net gains realized in net income	53	(18)	35

Net unrealized losses on available for sale securities	(227)	112	(115)
Change in pension liabilities	(646)	226	(420)

Other comprehensive loss, net	$(873)	$338	$(535)

Goodwill and Other Identifiable Intangible Assets

Goodwill and core deposit intangibles resulting from prior acquisitions totaled $87.1 million and $7.9 million, respectively, at the time of acquisition. Total goodwill was $87.1 million at December 31, 2010 and 2009. Core deposit intangibles were $578,000 and $1.6 million at December 31, 2010 and 2009, respectively. Amortization expense of core deposit intangibles was $1.1 million for each of the years ended December 31, 2010, 2009 and 2008. Amortization expense of core deposit intangibles is expected to be $578,000 in 2011.

The Company tests goodwill for impairment annually as of November 30 or when circumstances indicate a potential for impairment at the reporting unit level. Impairment testing requires that the fair value of each reporting unit be compared to the carrying value of its net assets, including goodwill (the “Step One Test”). The

Company has determined that it has one reporting unit, Community Banking. The Company determined that the income approach and the market approach were most appropriate in determining if a “Step Two Test” for impairment was necessary.

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

The market approach is used to calculate the fair value of a company by calculating median price multiples in recent actual acquisitions of companies of similar size and then applying these multiples to a company. This technique uses historical data to create a current pricing level and is thus a trailing indicator. Results of the selected transaction approach need to be understood in this context, especially in periods of rapid price change and market uncertainty. Also included in the analysis was a premium to market approach which calculates the change of control price a market participant would pay for a company by adding a change of control premium to the trading value of a company. The analysis also considered a change of control premium to peer market price approach which substitutes trading values from a group of peer companies for the trading values of the parent company.

Based on this analysis, as well as a third party valuation as of November 30, 2010, there was no indication that the Company’s goodwill was impaired as of December 31, 2010, and a Step Two Test was not required.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is owner and beneficiary of the policies. At December 31, 2010 and 2009, the Company had $43.3 million and $41.7 million, respectively, in BOLI. Income earned on BOLI was $1.5 million, $1.9 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Income earned on BOLI in 2009 and 2008 included $485,000 and $392,000, respectively, in proceeds from insurance policy payouts.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangibles, deferred loan fees, deferred compensation and valuation reserves on leases held for sale.

Variable Interest Entities

Management has determined that Lakeland Bancorp Capital Trust I, Lakeland Bancorp Capital Trust II, Lakeland Bancorp Capital Trust III and Lakeland Bancorp Capital Trust IV (collectively, “the Trusts”) qualify as variable interest entities. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company.

The Federal Reserve has issued guidance on the regulatory capital treatment for the trust preferred securities issued by the Trusts. The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule will allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital at March 31, 2011. Management expects that its capital ratios will continue to be categorized as “well-capitalized” under the regulatory framework for prompt corrective action. Under the Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act, any new issuance of trust preferred securities by the Company would not be eligible as regulatory capital.

New Accounting Pronouncements

On June 12, 2009, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance changing the accounting principles and disclosure requirements related to securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company applied this guidance on January 1, 2010 and application did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued accounting guidance to provide financial statement users with greater transparency about an entity’s allowance for loan and lease losses and the credit quality of its loan and lease portfolio. Under the new guidelines, the allowance for loan and lease losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired loans and leases and non-accrual status are to be presented by class of loans and leases. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan and lease portfolio’s risk and performance. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010 with the exception of the troubled debt restructuring disclosures which are anticipated to be effective for interim and annual reporting periods ending after June 15, 2011. The application of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 3 to the Consolidated Financial Statements for the disclosures required by this guidance.

In December 2010, the FASB issued accounting guidance that modifies Step One of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step Two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the 2010 presentation.

NOTE 2—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$107,870	$294	$(867)	$107,297	$81,678	$74	$(271)	$81,481
Mortgage-backed securities	306,882	2,536	(3,566)	305,852	243,118	2,304	(594)	244,828
Obligations of states and political subdivisions	27,567	357	(375)	27,549	14,666	369	(33)	15,002
Other debt securities	22,582	102	(811)	21,873	14,981	41	(1,701)	13,321
Equity securities	23,979	559	(2)	24,536	21,107	197	(406)	20,898

	$488,880	$3,848	$(5,621)	$487,107	$375,550	$2,985	$(3,005)	$375,530

	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$4,996	$229	$—	$5,225	$4,994	$307	$—	$5,301
Mortgage-backed securities	20,774	1,105	—	21,879	27,837	951	(19)	28,769
Obligations of states and political subdivisions	39,235	956	(84)	40,107	47,412	1,383	(33)	48,762
Other debt securities	1,568	40	(4)	1,604	1,578	3	(24)	1,557

	$66,573	$2,330	$(88)	$68,815	$81,821	$2,644	$(76)	$84,389

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$10,283	$10,307	$12,934	$13,067
Due after one year through five years	101,610	101,437	19,977	20,768
Due after five years through ten years	38,122	37,441	11,959	12,145
Due after ten years	8,004	7,534	929	956

	158,019	156,719	45,799	46,936
Mortgage-backed securities	306,882	305,852	20,774	21,879
Equity securities	23,979	24,536	—	—

Total securities	$488,880	$487,107	$66,573	$68,815

The following table shows proceeds from sales of securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Sale proceeds	$76,048	$153,763	$10,108
Gross gains	1,752	4,506	53
Gross losses	(10)	(661)	—

Securities with a carrying value of approximately $340.6 million and $331.7 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	Less than 12 months		12 months or longer		Number of securities	Total
December 31, 2010	Fair value	Unrealized Losses	Fair value	Unrealized Losses		Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$60,037	$867	$—	$—	13	$60,037	$867
Mortgage-backed securities	143,693	3,535	5,323	31	36	149,016	3,566
Obligations of states and political subdivisions	11,404	374	40	1	27	11,444	375
Other debt securities	4,962	38	6,182	773	4	11,144	811
Equity securities	—	—	1	2	1	1	2

	$220,096	$4,814	$11,546	$807	81	$231,642	$5,621

HELD TO MATURITY
Obligations of states and political subdivisions	2,699	76	415	8	8	3,114	84
Other debt securities	529	4	—	—	1	529	4

	$3,228	$80	$415	$8	9	$3,643	$88

	Less than 12 months		12 months or longer		Number of securities	Total
December 31, 2009	Fair value	Unrealized Losses	Fair value	Unrealized Losses		Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$32,681	$271	$—	$—	8	$32,681	$271
Mortgage-backed securities	66,874	467	6,507	127	26	73,381	594
Obligations of states and political subdivisions	2,541	32	64	1	6	2,605	33
Other debt securities	—	—	10,255	1,701	4	10,255	1,701
Equity securities	620	134	812	272	5	1,432	406

	$102,716	$904	$17,638	$2,101	49	$120,354	$3,005

HELD TO MATURITY
Mortgage-backed securities	$1,795	$19	$8	$—	2	$1,803	$19
Obligations of states and political subdivisions	—	—	1,088	33	3	1,088	33
Other debt securities	—	—	1,019	24	2	1,019	24

	$1,795	$19	$2,115	$57	7	$3,910	$76

Management has evaluated the securities in the above table and has concluded that, with the exception of the equity securities discussed below, none of the securities with unrealized losses has impairments that are other-than-temporary. Investment securities, including the mortgage backed securities and corporate securities, are evaluated on a periodic basis to determine if factors are identified that would require further analysis. In evaluating the Company’s securities, management considers the following items:

•	The credit ratings of the underlying issuer and if any changes in the credit rating have occurred;
•	The results of discounted cash flow analyses;
•

The Company’s ability and intent to hold the securities, including an evaluation of the need to sell the security to meet certain liquidity measures, or whether the Company has sufficient levels of cash to hold the identified security in order to recover the entire amortized cost of the security;

•	The length of time the security’s fair value has been less than amortized cost; and
•	Adverse conditions related to the security or its issuer, if the issuer has failed to make scheduled payments or other factors.

In 2010 and 2009, the Company recorded other-than-temporary impairment charges of $128,000 and $940,000, respectively, on investments in its equity securities portfolio. Management evaluated its portfolio of equity securities, and based on its evaluation of the financial condition and near-term prospects of selected issuers, management was unsure that it could recover its investment in the securities.

As of December 31, 2010, equity securities included $12.3 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the fund is primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2010, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $9.4 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of December 31, 2010, the amortized cost of these securities was $9.3 million and the fair value was $9.4 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

NOTE 3—LOANS AND LEASES

The following sets forth the composition of Lakeland’s loan and lease portfolio for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(in thousands)
Commercial, secured by real estate	$970,240	$914,223
Commercial, industrial and other	194,259	172,744
Leases	65,640	113,160
Leases held for sale	1,517	7,314
Real estate-residential mortgage	403,561	382,750
Real estate-construction	70,775	108,338
Home equity and consumer	306,322	315,598

Total loans and leases	2,012,314	2,014,127
Plus deferred costs	2,303	2,908

Loans and leases, net of deferred costs	$2,014,617	$2,017,035

Non-accrual and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-accrual loans and leases, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings:

	At December 31,
	2010	2009
	(in thousands)
Commercial, secured by real estate	$12,905	$20,811
Commercial, industrial and other	1,702	2,047
Leases, including leases held for sale	6,277	3,511
Real estate—residential mortgage	12,834	5,465
Real estate—construction	6,321	4,987
Home equity and consumer	2,930	1,890

Total non-accrual loans and leases	42,969	38,711
Other real estate and other repossessed assets	1,592	1,864

TOTAL NON-PERFORMING ASSETS	$44,561	$40,575

Troubled debt restructurings, still accruing	$9,073	$3,432

Non-accrual loans included $3.6 million and $4.4 million of troubled debt restructurings for the years ended December 31, 2010 and 2009, respectively.

An age analysis of past due loans, segregated by class of loans as of December 31, 2010 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$4,387	$2,856	$13,557	$20,800	$949,440	$970,240	$651
Commercial, industrial and other	175	83	1,703	1,961	192,298	194,259	2
Leases, including leases held for sale	20,919	427	6,293	27,639	39,518	67,157	16
Real estate—residential mortgage	4,867	1,574	13,176	19,617	383,944	403,561	343
Real estate—construction	450	—	6,321	6,771	64,004	70,775	—
Home equity and consumer	3,459	842	3,137	7,438	298,884	306,322	206

	$34,257	$5,782	$44,187	$84,226	$1,928,088	$2,012,314	$1,218

Impaired Loans

Impaired loans for the year ended December 31, 2010, are as follows:

	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,176	$19,083	$—	$206	$11,551
Commercial, industrial and other	513	530	—	—	375
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	969	969	—	30	776
Real estate-construction	7,302	8,330	—	9	3,195
Home equity and consumer	—	—	—	—	123

Loans with specific allowance:
Commercial, secured by real estate	3,992	5,191	403	6	11,180
Commercial, industrial and other	1,243	1,400	511	2	2,485
Leases, including leases held for sale	91	91	49	—	114
Real estate-residential mortgage	397	397	60	6	347
Real estate-construction	69	309	7	—	1,005
Home equity and consumer	1,249	1,249	103	41	529
Total:
Commercial, secured by real estate	$18,168	$24,274	$403	$212	$22,731
Commercial, industrial and other	1,756	1,930	511	2	2,860
Leases, including leases held for sale	91	91	49	—	114
Real estate—residential mortgage	1,366	1,366	60	36	1,123
Real Estate—construction	7,371	8,639	7	9	4,200
Home equity and consumer	1,249	1,249	103	41	652

	$30,001	$37,549	$1,133	$300	$31,680

The balance of impaired loans and leases was $31.4 million at December 31, 2009. The allowance for loan and lease losses associated with impaired loans and leases was $3.7 million at December 31, 2009. At

December 31, 2009, the Company had $14.6 million in impaired loans and leases for which there was no related allowance for loan losses. The average recorded investment in impaired loans and leases was $25.2 million during 2009, and the income recognized, primarily on the cash basis, on impaired loans and leases was $55,000 and $200,000 during 2009 and 2008, respectively. Interest which would have been accrued on impaired loans and leases during 2010, 2009 and 2008 was $2.2 million, $2.0 million and $761,000, respectively.

Restructured loans and leases are loans and leases where significant concessions have been made due to borrowers’ financial difficulties. Interest on these loans and leases is either accrued or credited directly to interest income upon the receipt of cash.

Credit Quality Indicators

The class of loan and leases are determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, department heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows the Company’s commercial loan portfolio by the risk ratings discussed above (in thousands):

Risk Rating	Commercial, secured by real estate	Commercial, Industrial and other	Real estate- construction
1	$—	$9	$—
2	—	4,454	—
3	30,704	14,279	—
4	280,478	41,018	10,317
5	495,798	102,217	35,627
5W—Watch	61,383	14,925	1,908
6—Other Assets Especially Mentioned	48,382	6,593	17,361
7—Substandard	53,291	10,205	5,562
8—Doubtful	204	559	—
9—Loss	—	—	—

Total	$970,240	$194,259	$70,775

This table does not include consumer or residential loans or leases because they are evaluated on their performing status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the year ended December 31, 2010:

12/31/2010	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Construction- real-estate	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$9,285	$4,647	$4,308	$1,286	$3,198	$2,839	$25,563
Charge-offs	7,510	3,298	4,307	397	1,756	2,250	$19,518
Recoveries	134	62	1,391	7	—	411	$2,005
Provision	9,457	3,702	2,085	1,732	734	1,571	$19,281

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Ending Balance: Individually evaluated for impairment	$403	$511	$49	$60	$7	$103	$1,133
Ending Balance: Collectively evaluated for impairment	10,963	4,602	3,428	2,568	2,169	2,468	$26,198

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,168	$1,756	$91	$1,366	$7,371	$1,249	$30,001
Ending Balance: Collectively evaluated for impairment	952,072	192,503	65,549	402,195	63,404	305,073	$1,980,796

Ending Balance(1)	$970,240	$194,259	$65,640	$403,561	$70,775	$306,322	$2,010,797

(1)	Excludes leases held for sale and deferred costs

Changes in the allowance for loan and lease losses are as follows for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$25,053	$14,689
Provision for loan and lease losses	51,615	23,730
Loans and leases charged off	(53,382)	(13,971)
Recoveries	2,277	605

Balance at end of year	$25,563	$25,053

Related Party Loans

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2010 and 2009, loans to these related parties amounted to $30.8 million and $24.8 million, respectively. There were new loans of $18.0 million to related parties and repayments of $12.0 million from related parties in 2010.

Leases Held for Sale

During the year ended December 31, 2009, Lakeland reclassified $90.1 million in lease pools to held for sale status based upon a change in management’s intent with the leases, and a mark-to-market adjustment of $22.1 million was recorded upon transfer into held for sale to record the leases at lower of cost or market. During the year ended December 31, 2009, Lakeland sold lease pools with a carrying value of $54.2 million for $53.4 million and recorded a loss on sales of leases of $792,000. During 2010, the Company sold leases with a carrying value of $1.1 million for $1.0 million and recorded a loss of $61,000. The following table shows the components of gains (losses) on held for sale leasing assets for the periods presented:

	For the years ended December 31,
	2010	2009
	(in thousands)
Losses on sales of held for sale leases	$(61)	$(792)
Mark-to-market adjustment on held for sale leases	—	(1,431)
Recovery of leases previously written down held for sale	833	592
Gains on sales of other repossessed assets	808	230

Total gains (losses) on held for sale leasing assets	$1,580	$(1,401)

Gains (losses) on held for sale leasing assets are included in gain (loss) on leasing related assets along with other miscellaneous leasing income typically recorded in Lakeland’s leasing business.

Lakeland had leases held for sale with a fair market value of $1.5 million and $7.3 million as of December 31, 2010 and 2009, respectively. Management recorded the mark-to-market adjustments on the pools of leases based on indications of interest from potential buyers, and sales prices of similar leases previously sold adjusted for differences in types of collateral and other characteristics.

Future minimum lease payments of lease receivables (including leases held for sale) are as follows (in thousands):

2011	$34,966
2012	21,204
2013	8,906
2014	1,729
2015	330
thereafter	22

$67,157

Other Real Estate and Other Repossessed Assets

At December 31, 2010, the Company had other repossessed assets and other real estate owned of $558,000 and $1.0 million, respectively. At December 31, 2009, the Company had other repossessed assets and other real estate owned of $1.4 million and $442,000, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company had writedowns of $0, $782,000 and $99,000, respectively, on other repossessed assets which are included in other real estate and repossessed asset expense in the Statement of Operations. The Company has had no writedowns on other real estate owned in the last three years.

NOTE 4—PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2010	2009
		(in thousands)
Land	Indefinite	$5,418	$5,443
Buildings and building improvements	10 to 50 years	31,018	30,871
Leasehold improvements	10 to 25 years	2,409	2,425
Furniture, fixtures and equipment	2 to 30 years	29,370	28,992

		68,215	67,731
Less accumulated depreciation and amortization		40,661	38,535

		$27,554	$29,196

NOTE 5—DEPOSITS

At December 31, 2010, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2011	$306,498
2012	56,782
2013	32,160
2014	16,063
2015	170
Thereafter	1,176

$412,849

NOTE 6—DEBT

Lines of Credit

As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. As of December 31, 2010 and 2009, there were no overnight borrowings from the FHLB. As of December 31, 2010, the Company also had overnight federal funds lines available for it to borrow up to $162.0 million. The Company had borrowed $5.5 and $14.1 million against these lines as of December 31, 2010 and 2009, respectively. The Company may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2010 or 2009.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Short-term borrowings at December 31, 2010 and 2009 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

	2010	2009	2008
	(dollars in thousands)
Federal funds purchased:
Balance at December 31	$5,500	$14,075	$8,500
Interest rate at December 31	0.50%	0.50%	0.50%
Maximum amount outstanding at any month-end during the year	$20,900	$42,400	$120,525
Average amount outstanding during the year	$3,190	$4,447	$25,732
Weighted average interest rate during the year	0.46%	0.55%	2.42%

	2010	2009	2008
	(dollars in thousands)
Securities sold under agreements to repurchase:
Balance at December 31	$46,623	$49,597	$53,863
Interest rate at December 31	0.14%	0.27%	0.29%
Maximum amount outstanding at any month-end during the year	$81,873	$55,101	$57,163
Average amount outstanding during the year	$59,584	$45,439	$51,515
Weighted average interest rate during the year	0.19%	0.25%	1.68%

Other Borrowings

FHLB Debt

At December 31, 2010, advances from the FHLB totaling $135.0 million will mature within one month to eight years and are reported as other borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 1.81%. In the third quarter of 2010, the Company prepaid $30.0 million of its FHLB debt that had a weighted rate of 5.02% and incurred a prepayment penalty of $1.8 million.

FHLB debt matures as follows (in thousands):

2011	$80,000
2012	20,000
2013	—
2014	10,000
2015	—
Thereafter	25,000

$135,000

Long-term Securities Sold Under Agreements to Repurchase

At December 31, 2010, the Company had $60.0 million in long-term securities sold under agreements to repurchase. These securities were able to be called starting in 2009. These advances are collateralized by certain securities. The advances had a weighted average interest rate of 4.39%. These borrowings have rates that can reset quarterly. These long-term securities sold under agreements to repurchase mature as follows (in thousands):

2011	$—
2012	—
2013	10,000
2014	20,000
2015	10,000
Thereafter	20,000

$60,000

Subordinated Debentures

In May 2007, the Company issued $20.6 million of junior subordinated debentures due August 31, 2037 to Lakeland Bancorp Capital Trust IV, a Delaware business trust. The distribution rate on these securities is 6.61% for 5 years and floats at LIBOR plus 152 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after August 1, 2012, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2037.

In December 2003, the Company issued $25.8 million of junior subordinated debentures due January 7, 2034 to Lakeland Bancorp Capital Trust III, a Delaware business trust. The distribution rate on these securities is 7.535% for 10 years and floats at LIBOR plus 285 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 25,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $25.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after January 7, 2009, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2034.

In June 2003, the Company issued $10.3 million of junior subordinated debentures due July 7, 2033 to Lakeland Bancorp Capital Trust I, a Delaware business trust. The distribution rate on these securities is 6.20% for 7 years and floats at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 10,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $10.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after July 7, 2010, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

In June 2003, the Company also issued $20.6 million of junior subordinated debentures due June 30, 2033 to Lakeland Bancorp Capital Trust II, a Delaware business trust. The distribution rate on these securities is 5.71% for 5 years and floats at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after June 30, 2008, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

NOTE 7—STOCKHOLDERS’ EQUITY

On January 14, 2011, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on February 16, 2011, to holders of record as of January 31, 2011.

On February 6, 2009, under the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), the Company issued 59,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A preferred stock”) to the U.S. Department of the Treasury (the U.S. Treasury) for a purchase price of $59.0 million. The Series A preferred stock has a 5% annual dividend rate for the first five years and a 9% annual dividend thereafter if the Series A preferred stock are not redeemed by the Company. The Company may redeem the Series A preferred stock with the consent of the Treasury Department in conjunction with the Company’s primary regulator at any time.

In conjunction with the issuance of our Series A preferred stock, the Company also issued a warrant to purchase 997,049 shares of the Company’s common stock to the U.S. Treasury. The warrant has a 10-year term and is immediately exercisable at an exercise price, subject to anti-dilution adjustments, of $8.88 per share.

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

A $3.3 million discount was being amortized over a five year period using a level yield method. The effective yield on the amortization of the Series A preferred stock is approximately 6.36%. In determining net income (loss) available to common shareholders, the periodic amortization and the cash dividend on the Series A preferred stock are subtracted from net income (loss).

On August 4, 2010, the Company redeemed 20,000 shares (or approximately 34%) of its Series A preferred stock. The Company paid to the Treasury $20.2 million, which included $20.0 million of principal and $219,000 in accrued and unpaid dividends, on August 4, 2010. As a result of the early payment, the Company also accelerated the accretion of $898,000 of the preferred stock discount. The warrant previously issued to the Treasury to purchase 997,049 shares of common stock at an exercise price of $8.88, subject to anti-dilution adjustments, remains outstanding.

On March 10, 2011, the Company was informed by the U.S. Treasury that the U.S. Treasury has approved the redemption of 20,000 additional shares of the Company’s Series A preferred stock. At the closing, scheduled for March 16, 2011, the Company will pay approximately $20.1 million to the U.S. Treasury which will include $20.0 million of principal and $86,000 of accrued and unpaid dividends. As a result of the early payment, the Company will also accelerate the accretion of $745,000 of the preferred stock discount. The above mentioned warrant issued to the U.S. Treasury remains outstanding.

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

NOTE 9—INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Current tax provision (benefit)	$9,578	$(5,052)	$11,714
Deferred tax provision (benefit)	547	(2,725)	(4,490)

Total provision (benefit) for income taxes	$10,125	$(7,777)	$7,224

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Federal income tax (benefit), at statutory rates	$10,270	$(4,609)	$7,836
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,407)	(1,612)	(1,614)
State income tax, net of federal income tax effect	1,387	(1,156)	1,039
Other, net	(125)	(400)	(37)

Provision (benefit) for income taxes	$10,125	$(7,777)	$7,224

The net deferred tax asset consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$11,426	$10,624
Valuation reserves on leases held for sale	598	1,345
Valuation reserves for land held for sale and other real estate	679	679
State net operating loss carryforward	—	1,195
Non-accrued interest	839	779
Deferred compensation	1,266	1,239
Other than temporary impairment loss on investment securities	374	329
Unfunded pension benefits	234	298
Unrealized loss on securities available for sale	633	—
Other, net	502	428

Deferred tax assets	16,551	16,916

Deferred tax liabilities:
Core deposit intangible from acquired companies	296	729
Deferred loan costs	1,336	1,247
Prepaid expenses	337	342
Depreciation and amortization	242	236
Deferred gain on securities	194	194
Fair market value adjustments	25	70
Unrealized gains on securities available for sale	—	7
Other	572	571

Deferred tax liabilities	3,002	3,396

Net deferred tax assets, included in other assets	$13,549	$13,520

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2010 will be realized.

At the end of 2009, the Company had state net operating losses of $20.4 million which were realized in 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

(in thousands)	2010	2009
Balance at January 1	$694	$712
Additions for tax positions of prior years	51	83
Reductions for tax positions resulting from lapse of statute of limitations	(135)	(101)
Settlements	(136)	—

Balance at December 31	$474	$694

The amount of unrecognized tax benefits as of December 31, 2010 and 2009, was $398,000 and $575,000, respectively, all of which, if ultimately recognized, would reduce the Company’s annual effective tax rate.

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2006 or to state and local examinations by tax authorities for the years before 2005.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $112,000 and $158,000 for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

NOTE 10—EARNINGS PER SHARE

The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock. The following tables present the computation of basic and diluted earnings per share for the periods presented.

	Year ended December 31, 2010
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$15,224	25,097	$0.61
Less: earnings allocated to participating securities	80		0.01

Net income available to common shareholders	$15,144	25,097	$0.60
Effect of dilutive securities
Stock options, restricted stock and a warrant	—	31	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$15,144	25,128	$0.60

Options to purchase 702,167 shares of common stock, a warrant to purchase 997,049 shares of common stock and 44,761 shares of restricted stock at a weighted average of $12.97, $8.88 and $11.99 per share, respectively, were not included in the computation of diluted earnings per share because the option and warrant exercise price and the grant date price were greater than the average market price during the period.

	Year ended December 31, 2009
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic loss per share
Net loss available to common shareholders	$(8,590)	24,856	$(0.35)
Effect of dilutive securities
Stock options, restricted stock and a warrant	—	—	—

Diluted loss per share
Net loss available to common shareholders plus assumed conversions	$(8,590)	24,856	$(0.35)

Options to purchase 856,246 shares of common stock, a warrant to purchase 997,049 shares of common stock and 101,735 shares of restricted stock at a weighted average of $11.79, $8.88 and $11.40 per share, respectively, were not included in the computation of diluted earnings per share because of the net loss recorded. The two step-method was not used in the computation of earnings per share because of the net loss recorded.

	Year ended December 31, 2008
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$15,165	24,638	$0.62
Less: earnings allocated to participating securities	63		0.01

Net income available to common shareholders	$15,102	24,638	$0.61
Effect of dilutive securities
Stock options and restricted stock	—	88	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$15,102	24,726	$0.61

Options to purchase 726,497 shares of common stock and 12,533 shares of restricted stock at a weighted average of $13.29 and $13.29 per share, respectively, were outstanding during 2008. These options and restricted stock were not included in the computation of diluted earnings per share because the option exercise price and the grant date price were greater than the average market price during the period.

NOTE 11—EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $600,000 for 2010 and $581,000 for 2008. There were no contributions to the profit sharing plan in 2009.

Salary Continuation Agreements

The National Bank of Sussex County (NBSC) entered into a salary continuation agreement during 1996 with its former Chief Executive Officer (CEO) and its President which entitle them to certain payments upon their retirement. As part of the merger of the Company and NBSC’s parent (High Point Financial Corp.) in July 1999, Lakeland placed in trusts amounts equal to the present value of the amounts that would be owed to them in their retirement. These amounts were $722,000 for the CEO and $381,000 for the President. The Company has no further obligation to pay additional amounts pursuant to these agreements.

Former CEO Retirement Benefits

Metropolitan State Bank entered into an agreement in January 1997 with its former CEO, which provides for an annual retirement benefit of $35,000 for a fifteen year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period. During 2010, 2009 and 2008, $7,000, $8,000 and $15,000, respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401K plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 50% of the employee’s contributions. The Company’s contributions in 2010, 2009 and 2008 totaled $575,000, $558,000 and $424,000, respectively.

Pension Plan

Newton Trust Company had a defined benefit pension plan (the Plan) that was frozen prior to the acquisition by the Company. All participants of the Plan ceased accruing benefits as of that date.

The investment policy and strategy of the Plan and its advisors includes target portfolio allocations of approximately 50% in equities, 36% in debt securities, 5% in commodities and 9% in cash. Based on historical performance, the Plan assumes that the long term equity securities have earned a rate of return of approximately 10% and fixed income securities have earned a return of between 1% and 5%.

The assets of the Plan consist of cash and cash equivalents and investments in mutual funds that are actively traded. All of the mutual funds are classified as Level 1 securities meaning that their market values are unadjusted quoted prices in active markets.

The following table shows the fair market value and the portfolio allocations of the assets in the Plan by type of investment as of December 31, 2010 (dollars in thousands):

	Market Value	Percent of Assets
Cash and cash equivalents	$147	10%
Fixed Income Mutual funds	467	31%
U.S. Large-Cap funds	295	20%
US Mid- and Small-Cap funds	107	7%
US Balanced funds	141	10%
International funds	258	17%
Commodity funds	75	5%

	$1,490	100%

The accumulated benefit obligation as of December 31 is as follows:

(in thousands)	2010	2009
Accumulated postretirement benefit obligation	$1,831	$1,899
Interest Cost	96	94
Actuarial (gain) loss	81	(80)
Estimated benefit payments	(38)	(82)

Total accumulated postretirement benefit obligation	1,970	1,831

Fair value of plan assets beginning of period	1,235	950
Return on plan assets	133	207
Benefits paid	(38)	(82)
Contribution	160	160

Fair value of plan assets at end of year	1,490	1,235

Funded status	(480)	(596)
Unrecognized net actuarial loss	—	—

Liability	$(480)	$(596)

Accumulated benefit obligation	$1,970	$1,831

The components of net periodic pension cost are as follows:

(in thousands)	2010	2009	2008
Amortization of actuarial loss	$54	$71	$23
Interest cost on APBO	96	94	99
Expected return on plan assets	(79)	(49)	(92)

Net periodic postretirement cost	$71	$116	$30

The benefits expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

2011	$37
2012	38
2013	64
2014	83
2015	91
2016 – 2020	596

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

	2010	2009
Discounted rate	5.00%	5.25%
Expected return on plan assets	5.75%	6.25%
Rate of compensation	0.00%	0.00%

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2010 and 2009, there were no charges related to this plan. For the year ended December 31, 2008, $42,000 was charged to operations related to these obligations. As of December 31, 2010 and 2009, the accrued liability for these plans was $223,000 and $203,000, respectively.

Supplemental Executive Retirement Plans

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its former CEO that provides annual retirement benefits of $150,000 a year for a 15 year period when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for a 15 year period when the CEO reaches the age of 65. In November 2008, the Company entered into a SERP with its Senior Executive Vice President and Chief Operating Officer that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2010, 2009 and 2008, the Company recorded compensation expense of $229,000, $230,000 and $120,000, respectively, for these plans.

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

	December 31,
	2010	2009
	(in thousands)
Accrued plan cost included in other liabilities	$1,054	$1,047

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$2	$(66)
Unrecognized prior service cost	—	—

Amounts not recognized as a component of net postretirement benefit cost (benefit)	$2	$(66)

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$27	$27	$23
Interest cost	59	50	59
Amortization of prior service cost	30	43	40

	$116	$120	$122

A discount rate of 5.00% and 5.25% was assumed in the plan valuation for 2010 and 2009, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2011	$88
2012	88
2013	88
2014	70
2015	80
2016 – 2020	272

The Company expects its contribution to the director’s retirement plan to be $88,000 in 2011.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2011 is $23,000.

NOTE 13 —STOCK-BASED COMPENSATION

Employee Stock Option Plans

On May 21, 2009, the Company’s shareholders approved the 2009 Equity Compensation Program, which authorizes the granting of incentive stock options, supplemental stock options, restricted shares and restricted stock units to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes the issuance of 2.1 million shares in connection with options and awards granted under the 2009 program.

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized 2,370,237 shares of common stock of the Company. No further awards will be granted from the 2000 program.

During 2010, the Company granted options to purchase 26,250 shares to a new non-employee director of the Company at an exercise price of $8.64 per share under the 2009 program. The director’s options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. As of December 31, 2010 and 2009, 236,790 and 262,746 options granted to directors were outstanding, respectively.

As of December 31, 2010 and 2009, outstanding options to purchase common stock granted to key employees were 465,820 and 552,476, respectively.

In addition to the 2009 and 2000 Equity Compensation programs, the Company has assumed the outstanding options granted under Newton Financial Corp.’s 1999 Stock Option Plan (the Newton Plan). As of December 31, 2010 and 2009, 18,511 and 41,023 options, respectively, were outstanding under the Newton Plan.

During 2008, the Company granted 85,050 shares of restricted stock at an average price of $11.87. These shares typically vest over a four year period beginning one year after the grant date. On January 14, 2009, the Company granted 15,174 shares of restricted stock at a market value of $8.82 per share under the 2000 program. These shares vest over a four year period. Compensation expense on these shares is expected to be approximately $26,000 per year for the next four years. In 2010, the Company granted 36,357 shares of restricted stock at a fair value of $6.84 per share under the 2009 program. These shares vest over a five year period. Compensation expense on these shares is expected to be approximately $50,000 per year for the next five years.

Excess tax benefits of stock based compensation was $21,000, $2,000, and $105,000 for the years 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010 and 2008, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2008
Risk-free interest rates	2.32%	3.09%
Expected dividend yield	2.20%	3.25%
Expected volatility	47.00%	32.00%
Expected lives (years)	6.00	7.00
Weighted average fair value of options granted	$3.31	$3.26

There were no stock options granted in 2009.

A summary of the status of the Company’s option plans as of December 31, 2010 and the changes during the year ending on that date is represented below.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	856,246	$11.79		$27,604
Granted	26,250	8.64
Exercised	(137,657)	6.60
Expired	(16,506)	6.35
Forfeited	(7,210)	13.60

Outstanding, end of year	721,123	$12.77	3.46	$158,349

A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2010 and changes for the year then ended is presented below.

Non-vested Options	Shares	Weighted-Average Grant-date Fair Value
Non-vested, January 1, 2010	26,775	$3.05
Granted	26,250	3.29
Vested	(16,013)	3.09

Non-vested, December 31, 2010	37,012	$3.20

As of December 31, 2010, there was $89,000 of unrecognized compensation expense related to unvested stock options under the 2009 and 2000 Equity Compensation Programs. Compensation expense recognized for stock options was $60,000, $32,000, and $45,000 for 2010, 2009, and 2008, respectively.

The aggregate intrinsic values of options exercised in 2010, 2009 and 2008 were $232,000, $5,000 and $376,000, respectively. Exercise of stock options during 2010, 2009 and 2008 resulted in cash receipts of $662,000, $15,000 and $2.8 million, respectively. The total fair value of options that vested in 2010, 2009 and 2008 were $50,000, $32,000 and $32,000, respectively.

Information regarding the Company’s restricted stock for the year ended December 31, 2010 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2010	101,735	$11.40
Granted	36,357	6.84
Vested	(35,867)	11.84
Forfeited	(911)	10.30

Outstanding, December 31, 2010	101,314	$9.62

The total fair value of the restricted stock vested during the year ended December 31, 2010 was approximately $425,000. Compensation expense recognized for restricted stock was $478,000, $411,000 and $306,000 in 2010, 2009 and 2008, respectively. There was approximately $752,000 in unrecognized compensation expense related to restricted stock grants as of December 31, 2010.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rent expense under long-term operating leases amounted to approximately $1.9 million, $2.0 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, including rent expense to related parties of $295,000 in 2010, $300,000 in 2009, and $197,000, in 2008. At December 31, 2010, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2029 are as follows (in thousands):

Year
2011	$1,780
2012	1,555
2013	1,409
2014	1,319
2015	1,161
Thereafter	6,630

$13,854

Litigation

A complaint, dated February 24, 2010, was filed by the International Association of Machinists and Aerospace Workers, as plaintiff, against the Company and other unrelated parties in the Circuit Court of Maryland for Prince George’s County. The plaintiff alleges fraudulent conduct in connection with certain equipment leases it entered into by a vendor and lease broker not affiliated with the Company. Certain of these leases were subsequently assigned to Lakeland resulting in the plaintiff amending the complaint to include all parties who were assignees. The Company believes that the claims asserted against it are without merit.

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2010	2009
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$407,164	$403,344
Standby letters of credit and financial guarantees written	8,873	9,141

At December 31, 2010 and 2009 there were $0 and $86,000, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2010 and 2009 varies based on management’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2010 is $8.9 million and they expire through 2024. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2010, Lakeland had $407.2 million in loan and lease commitments, with $334.4 million maturing within one year, $37.2 million maturing after one year but within three years, $2.3 million maturing after three years but within five years, and $33.3 million maturing after five years. As of December 31, 2010, Lakeland had $8.9 million in standby letters of credit, with $7.9 million maturing within one year, $754,000 maturing after one year but within three years, $137,000 maturing after three years but within five years, and $80,000 maturing after five years.

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

The following describes the three levels of fair value hierarchy:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets or liabilities in active markets; or quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability.

Level 3 – unobservable inputs for the asset or liability that reflect the Company’s own assumptions about assumptions that market participants would use in the pricing of the asset or liability and that are consequently not based on market activity but upon particular valuation techniques.

The following table sets forth the Company’s financial assets that were accounted for at fair values for the periods presented by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of December 31, 2010 and 2009. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
		(in thousands)
December 31, 2010
Assets:
Investment securities, available for sale
US government agencies	$—	$107,297	$—	$107,297
Mortgage backed securities	—	305,852	—	305,852
Obligations of states and political subdivisions	—	27,549	—	27,549
Corporate debt securities	—	21,873	—	21,873
Equity securities	2,090	22,446	—	24,536

Total securities available for sale	$2,090	$485,017	$—	$487,107

December 31, 2009
Assets:
Investment securities, available for sale
US government agencies	$—	$81,481	$—	$81,481
Mortgage backed securities	—	244,828	—	244,828
Obligations of states and political subdivisions	—	15,002	—	15,002
Corporate debt securities	—	13,321	—	13,321
Equity securities	1,385	19,513	—	20,898

Total securities available for sale	$1,385	$374,145	$—	$375,530

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
		(in thousands)
December 31, 2010
Assets:
Impaired Loans and Leases	$—	$—	$30,001	$30,001
Other real estate owned and other repossessed assets	—	—	1,592	1,592

December 31, 2009
Assets:
Leases held for sale	$—	$—	$7,314	$7,314
Impaired Loans and Leases	—	—	31,377	31,377
Other real estate owned and other repossessed assets	—	—	1,864	1,864
Land held for sale	—	—	952	952

Leases held for sale are those leases that Lakeland identified and intends to sell. Leases held for sale were valued at the lower of cost or market. Fair value indications were derived from sale price indications from potential buyers and based on sale prices of prior lease pools adjusted for differences in types of collateral and other characteristics.

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Because most of Lakeland’s impaired loans are collateral-dependent, fair value is measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure, is carried at fair value less estimated disposal costs of the acquired property.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2010 and 2009 are outlined below.

The net loan portfolio at December 31, 2010 and 2009 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2010		2009
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$49,278	$49,278	$58,663	$58,663
Investment securities available for sale	487,107	487,107	375,530	375,530
Investment securities held to maturity	66,573	68,815	81,821	84,389
Loans, including leases held for sale	2,014,617	2,008,192	2,017,035	2,015,268

Financial Liabilities:
Deposits	2,195,889	2,199,018	2,157,187	2,160,445
Federal funds purchased and securities sold under agreements to repurchase	52,123	52,123	63,672	63,672
Other borrowings	195,000	209,631	145,900	161,023
Subordinated debentures	77,322	78,707	77,322	81,503
Commitments:
Standby letters of credit	—	78	—	20

NOTE 17—REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $227.1 million was available for payment of dividends from Lakeland to the Company as of December 31, 2010.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2010, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Reserve Bank of New York and the FDIC categorized the Company and Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2010 and 2009, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2010
Total capital (to risk-weighted assets)
Company	$274,841	13.68%	≥	$160,718	≥	8.00%		N/A		N/A
Lakeland	260,490	13.00		160,287		8.00	≥	$200,360	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$249,694	12.43%	≥	$80,359	≥	4.00%		N/A		N/A
Lakeland	235,409	11.75		80,144		4.00	≥	$120,216	≥	6.00%

Tier 1 capital (to average assets)
Company	$249,694	9.21%	≥	$108,435	≥	4.00%		N/A		N/A
Lakeland	235,409	8.71		108,111		4.00	≥	$135,138	≥	5.00%

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2009
Total capital (to risk-weighted assets)
Company	$279,922	13.90%	≥	$161,053	≥	8.00%		N/A		N/A
Lakeland	266,688	13.32		160,150		8.00	≥	$200,187	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$254,747	12.65%	≥	$80,527	≥	4.00%		N/A		N/A
Lakeland	241,653	12.07		80,075		4.00	≥	$120,112	≥	6.00%

Tier 1 capital (to average assets)
Company	$254,747	9.44%	≥	$107,923	≥	4.00%		N/A		N/A
Lakeland	241,653	8.99		107,470		4.00	≥	$134,338	≥	5.00%

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share amounts)
Total interest income	$31,783	$31,595	$31,314	$30,957
Total interest expense	7,196	6,666	6,324	5,709

Net interest income	24,587	24,929	24,990	25,248
Provision for loan and lease losses	4,879	5,001	4,857	4,544
Noninterest income	4,108	4,553	4,408	4,585
Gains on investment securities, net	1	—	1,681	60
Other-than-temporary impairment losses	—	—	—	(128)
Noninterest expense	16,780	17,107	18,951	17,567

Income before taxes	7,037	7,374	7,271	7,654
Income taxes	2,471	2,621	2,399	2,634

Net income	$4,566	$4,753	$4,872	$5,020

Dividends on Preferred Stock and Accretion	$898	$904	$1,589	$596

Net Income Available to Common Stockholders	$3,668	$3,849	$3,283	$4,424

Earnings per share of common stock (1)
Basic	$0.15	$0.15	$0.13	$0.17
Diluted	$0.15	$0.15	$0.13	$0.17

	Quarter ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except per share amounts)
Total interest income	$34,156	$33,153	$32,990	$33,523
Total interest expense	11,264	10,670	9,968	8,541

Net interest income	22,892	22,483	23,022	24,982
Provision for loan and lease losses	6,376	34,083	4,718	6,438
Noninterest income	4,088	3,942	3,554	4,368
Gains on investment securities, net	885	—	—	2,960
Other-than-temporary impairment losses	—	(532)	—	(408)
Noninterest expense	16,751	19,653	17,077	20,313

Income (loss) before taxes (benefit)	4,738	(27,843)	4,781	5,151
Income taxes (benefit)	1,563	(15,121)	2,770	3,011

Net income (loss)	$3,175	$(12,722)	$2,011	$2,140

Dividends on Preferred Stock and Accretion	$539	$885	$885	$885

Net Income (Loss) Available to Common Stockholders	$2,636	$(13,607)	$1,126	$1,255

Earnings (loss) per share of common stock(1)
Basic	$0.10	$(0.55)	$0.05	$0.05
Diluted	$0.10	$(0.55)	$0.05	$0.05

(1)	Adjusted for 5% stock dividend payable on February 16, 2011 to shareholders of record January 31, 2011.

NOTE 19—CONDENSED FINANCIAL INFORMATION—PARENT COMPANY ONLY:

BALANCE SHEETS

CONDENSED BALANCE SHEETS

		December 31,
		2010	2009
		(in thousands)
ASSETS
Cash and due from banks		$9,811	$5,749
Investment securities available for sale		2,393	1,682
Investment in subsidiaries		322,991	331,740
Land held for sale		877	952
Other assets		3,160	6,304

TOTAL ASSETS		$339,232	$346,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities		$1,201	$1,119
Subordinated debentures		77,322	77,322
Preferred stock		37,474	56,023
Common stockholders’ equity		223,235	211,963

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$339,232	$346,427

CONDENSED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2010	2009	2008
	(in thousands)
INCOME
Dividends from subsidiaries	$30,335	$2,165	$10,739
Other-than-temporary impairment losses on securities	(128)	(940)	—
Other income	176	184	218

TOTAL INCOME	30,383	1,409	10,957

EXPENSE
Interest on subordinated debentures	4,604	4,849	5,256
Noninterest expenses	1,395	1,266	1,227

TOTAL EXPENSE	5,999	6,115	6,483

Income (loss) before benefit for income taxes	24,384	(4,706)	4,474
Income taxes benefit	(2,038)	(2,399)	(2,204)

Income (loss) before equity in undistributed income of subsidiaries	26,422	(2,307)	6,678
Equity in undistributed income (loss) of subsidiaries	(7,211)	(3,089)	8,487

NET INCOME (LOSS)	$19,211	$(5,396)	$15,165

Interest on preferred stock and discount accretion	3,987	3,194	—

Net Income (Loss) Available to Common Shareholders	$15,224	$(8,590)	$15,165

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,211	$(5,396)	$15,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share based compensation	538	443	351
Loss on securities	128	940	—
(Increase) decrease in other assets	3,196	(2,136)	349
Decrease in other liabilities	(45)	—	(25)
Equity in undistributed (income) loss of subsidiaries	7,211	3,089	(8,487)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30,239	(3,060)	7,353

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(35)	(33)	(24)
Contribution to subsidiary	—	(50,000)	(3,000)

NET CASH USED IN INVESTING ACTIVITIES	(35)	(50,033)	(3,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common and preferred stock	(6,847)	(8,156)	(8,061)
Issuance of stock to the dividend reinvestment and stock purchase plan	57	35	75
Proceeds on issuance of preferred stock, net of costs	—	55,492	—
Redemption of preferred stock	(20,000)	—	—
Common stock warrants issued	—	3,345	—
Excess tax benefits	21	2	105
Exercise of stock options	627	(55)	2,788

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,142)	50,663	(5,093)

Net increase (decrease) in cash and cash equivalents	4,062	(2,430)	(764)
Cash and cash equivalents, beginning of year	5,749	8,179	8,943

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,811	$5,749	$8,179

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lakeland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. (a New Jersey corporation) and its subsidiaries (collectively, the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lakeland Bancorp, Inc. and its subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion on internal control over financial reporting.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 16, 2011

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

Based on their evaluation as of December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2010, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2010. Their report, dated March 16, 2011, expressed an unqualified opinion on our internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited Lakeland Bancorp, Inc. (a New Jersey Corporation) and its subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Lakeland Bancorp, Inc. and its subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Lakeland Bancorp, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Bancorp, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 16, 2011

ITEM 9B—Other Information

None.

PART III

ITEM 10—Directors, Executive Officers and Corporate Governance

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders.

ITEM 11—Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program and the Company’s 2009 Equity Compensation Program as of December 31, 2010. These plans were the Company’s only equity compensation plans in existence as of December 31, 2010. The 2009 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2009 Equity Compensation Programs.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	822,437	$12.77	2,037,392
Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	822,437	$12.77	2,037,392

The number in column (a) includes 101,314 shares subject to restricted stock awards, including unvested shares. Shares subject to restricted stock awards have been excluded for purposes of calculating the weighted-average exercise price in column (b).

ITEM 13—Certain Relationships and Related Transactions, and Director Independence

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders.

ITEM 14—Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15—Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2010 and 2009.

(ii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2010.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2010.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

3.2	By-Laws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.1	Registrant’s Shareholder Protection Rights Plan, dated as of August 24, 2001, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2001.

4.2	Warrant to Purchase up to 997,049 (as adjusted for the Company’s most recent 5% stock dividend) shares of Common Stock, dated February 6, 2009, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.

10.2	Lakeland Bancorp, Inc. 2009 Equity Compensation Program is incorporated by reference to Annex B to the Registrant’s definitive proxy materials for its 2009 Annual Meeting of Shareholders.

10.3	Employment Agreement, dated as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.4	Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.5	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.9	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.10	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc. Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.11	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.12	Change in Control, Severance and Employment Agreement, dated as of November 24, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.13	Supplemental Executive Retirement Plan Agreement for Roger Bosma, dated August 21, 2003, and First Amendment to the Supplemental Executive Retirement Plan Agreement, adopted December 13, 2006, are incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.14	Letter Agreement, dated February 6, 2009, including the Securities Purchase Agreement—Standard Terms attached thereto between the Registrant and the United States Department of the Treasury, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.15	Form of Waiver, executed by each of Thomas J. Shara, Joseph F. Hurley, Robert A. Vandenbergh, Jeffrey J. Buonforte and Louis E. Luddecke, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.16	Form of Executive Waiver Agreement, executed by each of Thomas J. Shara, Joseph F. Hurley, Robert A. Vandenbergh, Jeffrey J. Buonforte and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.17	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.18	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.19	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.20	First Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.21	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.22	Supplemental Executive Retirement Plan Agreement, effective as of December 23, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.23	Amendment No. 3 to Salary Continuation Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.24	Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

12.1	Statement of Ratios of Earnings (Loss) to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 16, 2011	By:	/s/ THOMAS J. SHARA
Thomas J. Shara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROGER BOSMA* Roger Bosma	Director	March 16, 2011

/s/ BRUCE D. BOHUNY* Bruce D. Bohuny	Director	March 16, 2011

/s/ MARY ANN DEACON* Mary Ann Deacon	Director	March 16, 2011

/s/ BRIAN FLYNN* Brian Flynn	Director	March 16, 2011

/s/ JOHN W. FREDERICKS* John W. Fredericks	Director	March 16, 2011

/s/ MARK J. FREDERICKS* Mark J. Fredericks	Director	March 16, 2011

/s/ GEORGE H. GUPTILL, JR.* George H. Guptill, Jr.	Director	March 16, 2011

/s/ JANETH C. HENDERSHOT* Janeth C. Hendershot	Director	March 16, 2011

/s/ ROBERT E. MCCRACKEN* Robert E. McCracken	Director	March 16, 2011

/s/ ROBERT B. NICHOLSON, III* Robert B. Nicholson, III	Director	March 16, 2011

/s/ JOSEPH P. O’DOWD* Joseph P. O’Dowd	Director	March 16, 2011

/s/ THOMAS J. SHARA Thomas J. Shara	Director, President and Chief Executive Officer	March 16, 2011

/s/ STEPHEN R. TILTON, SR.* Stephen R. Tilton, Sr.	Director	March 16, 2011

S-1

Signature	Capacity	Date

/s/ PAUL G. VIALL, JR.* Paul. G. Viall, Jr.	Director	March 16, 2011

/s/ JOSEPH F. HURLEY Joseph F. Hurley	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	March 16, 2011

*By:	/s/ THOMAS J. SHARA
Thomas J. Shara
Attorney-in-Fact

S-2