Form 10-Q
period 2011-03-31
LAKELAND BANCORP INC
filed 2011-05-06
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 March 31, 2011

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

As of April 29, 2011 there were 25,467,678 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS:	March 31, 2011 (unaudited)	December 31, 2010
	(dollars in thousands)
Cash	$47,106	$26,063
Interest-bearing deposits due from banks	14,856	23,215

Total cash and cash equivalents	61,962	49,278

Investment securities available for sale	469,969	487,107
Investment securities held to maturity; fair value of $72,231 in 2011 and $68,815 in 2010	70,072	66,573
Leases held for sale	0	1,517
Loans, net of deferred costs	1,977,446	2,013,100
Less: allowance for loan and lease losses	28,192	27,331

Net loans	1,949,254	1,987,286
Premises and equipment, net	27,801	27,554
Accrued interest receivable	8,583	8,849
Goodwill	87,111	87,111
Other identifiable intangible assets, net	312	578
Bank owned life insurance	43,639	43,284
Other assets	32,873	35,054

TOTAL ASSETS	$2,751,576	$2,792,674

LIABILITIES

Deposits:
Noninterest bearing	$407,099	$383,877
Savings and interest-bearing transaction accounts	1,414,604	1,399,163
Time deposits under $100 thousand	240,614	241,911
Time deposits $100 thousand and over	176,195	170,938

Total deposits	2,238,512	2,195,889
Federal funds purchased and securities sold under agreements to repurchase	46,382	52,123
Other borrowings	130,000	195,000
Subordinated debentures	77,322	77,322
Other liabilities	14,289	11,631

TOTAL LIABILITIES	2,506,505	2,531,965

Commitments and contingencies

STOCKHOLDERS EQUITY
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 19,000 shares at March 31, 2011 and 39,000 shares at December 31, 2010	18,311	37,474
Common stock, no par value; authorized shares, 40,000,000; issued 25,976,648 shares at March 31, 2011 and 25,977,592 shares at December 31, 2010	269,959	271,595
Accumulated deficit	(35,671)	(38,004)
Treasury stock, at cost, 510,253 shares at March 31, 2011 and 655,768 at December 31, 2010	(6,735)	(8,683)
Accumulated other comprehensive loss	(793)	(1,673)

TOTAL STOCKHOLDERS' EQUITY	245,071	260,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,751,576	$2,792,674

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2011	2010
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$26,665	$28,252
Federal funds sold and interest-bearing deposits with banks	12	28
Taxable investment securities	2,713	2,983
Tax-exempt investment securities	499	520

TOTAL INTEREST INCOME	29,889	31,783

INTEREST EXPENSE
Deposits	2,931	4,405
Federal funds purchased and securities sold under agreements to repurchase	27	37
Other borrowings	2,347	2,754

TOTAL INTEREST EXPENSE	5,305	7,196

NET INTEREST INCOME	24,584	24,587
Provision for loan and lease losses	4,927	4,879

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	19,657	19,708
NONINTEREST INCOME
Service charges on deposit accounts	2,478	2,448
Commissions and fees	832	885
Gains on investment securities	—	1
Income on bank owned life insurance	355	386
Gains on leasing related assets	463	304
Other income	102	85

TOTAL NONINTEREST INCOME	4,230	4,109

NONINTEREST EXPENSE
Salaries and employee benefits	8,986	8,903
Net occupancy expense	1,911	1,795
Furniture and equipment	1,164	1,170
Stationery, supplies and postage	365	426
Marketing expense	615	554
Core deposit intangible amortization	265	265
FDIC insurance expense	947	933
Collection expense	65	148
Legal expense	295	341
Other real estate and repossessed asset expense	272	37
Other expenses	2,141	2,208

TOTAL NONINTEREST EXPENSE	17,026	16,780

Income before provision for income taxes	6,861	7,037
Income tax expense	2,090	2,471

NET INCOME	$4,771	$4,566

Dividends on Preferred Stock and Accretion	1,286	898

Net Income Available to Common Stockholders	$3,485	$3,668

PER SHARE OF COMMON STOCK
Basic earnings	$0.14	$0.15

Diluted earnings	$0.14	$0.15

Dividends	$0.06	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three Months ended March 31, 2011

						Accumulated Other Comprehensive Income (Loss)
	Common stock		Series A Preferred Stock
	Number of Shares	Amount		Accumulated deficit	Treasury Stock		Total

	(dollars in thousands)
BALANCE DECEMBER 31, 2010	25,977,592	$271,595	$37,474	($38,004)	($8,683)	($1,673)	$260,709
Comprehensive income:
Net Income	—	—	—	4,771	—	—	4,771
Other comprehensive income, net of tax	—	—	—	—	—	880	880

Total comprehensive income							5,651

Preferred dividends	—	—	—	(449)	—	—	(449)
Accretion of discount	—	—	837	(837)	—	—	—
Stock based compensation	—	155	—	—	—	—	155
Redemption of preferred stock	—	—	(20,000)	—	—	—	(20,000)
Adjustment for stock dividend	(944)	(309)	—	309	—	—	—
Issuance of restricted stock awards	—	(1,262)	—	—	1,262	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(157)	—	(245)	550	—	148
Exercise of stock options, net of excess tax benefits	—	(63)	—	—	136	—	73
Cash dividends, common stock	—	—	—	(1,216)	—	—	(1,216)

BALANCE March 31, 2011 (UNAUDITED)	25,976,648	$269,959	$18,311	($35,671)	($6,735)	($793)	$245,071

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2011	2010
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,771	$4,566
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,514	1,047
Depreciation and amortization	1,010	1,046
Provision for loan and lease losses	4,927	4,879
Gains on securities	—	(1)
Gains on leases	(382)	(106)
Gains on sales of other assets	(35)	(158)
Stock-based compensation	155	132
Decrease in other assets	1,737	2,059
Increase in other liabilities	2,791	76

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,488	13,540

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	49,560	37,449
Held to maturity	3,166	6,837
Purchase of securities:
Available for sale	(32,196)	(56,811)
Held to maturity	(6,701)	(2,380)
Proceeds from sales of leases	16,433	192
Net decrease in loans and leases	15,843	4,393
Proceeds from sales of other repossessed assets	769	1,262
Capital expenditures	(991)	(378)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	45,883	(9,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	42,623	45,589
Decrease in federal funds purchased and securities sold under agreements to repurchase	(5,741)	(6,346)
Proceeds from other borrowings	15,000	—
Repayments of other borrowings	(80,000)	—
Redemption of preferred stock	(20,000)	—
Exercise of stock options	57	389
Excess tax benefits	16	—
Issuance of stock to dividend reinvestment and stock purchase plan	148	14
Dividends paid	(1,790)	(1,728)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(49,687)	37,918

Net increase in cash and cash equivalents	12,684	42,022
Cash and cash equivalents, beginning of year	49,278	58,663

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,962	$100,685

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for fair statement of the results of interim periods presented. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2011. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices. Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

The Company evaluated its March 31, 2011 consolidated financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 2. Stock-Based Compensation

Share-based compensation expense of $155,000 and $132,000 was recognized for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was unrecognized compensation cost of $1.5 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 4.2 years. Unrecognized compensation expense related to unvested stock options was approximately $77,000 as of March 31, 2011 and is expected to be recognized over a period of 1.6 years.

In the first three months of 2011, the Company granted 95,345 shares of restricted stock at a fair value of $9.87 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $188,000 per year for the next five years. In the first three months of 2010, the Company granted 36,357 shares of restricted stock at a fair value of $6.84 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $50,000 per year over a five year period.

There were no grants of stock options in the first three months of 2011 and 2010.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value

Outstanding, January 1, 2011	721,123	$12.77		$158,349
Issued	—	—
Exercised	(10,303)	5.49
Forfeited	—	—

Outstanding, March 31, 2011	710,820	$12.88	3.25	$102,509

Options exercisable at March 31, 2011	673,624	$13.04	2.99	$65,825

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the first three months ended March 31, 2011 and 2010 was $41,000 and $34,000, respectively. Exercise of stock options during the first three months of 2011 and 2010 resulted in cash receipts of $57,000 and $401,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the three months ended March 31, 2011 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2011	101,314	$9.62
Granted	95,345	9.87
Vested	(3,557)	8.82
Forfeited	(417)	9.67

Outstanding, March 31, 2011	192,685	$9.76

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

For the quarter ended March 31, 2011	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$1,364	($488)	$876
Less reclassification adjustment for net gains arising during the period	—	—	—

Net unrealized gains	1,364	(488)	876
Change in minimum pension liability	7	(3)	4

Other comprehensive income, net	$1,371	($491)	$880

For the quarter ended March 31, 2010	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$2,074	($753)	$1,321
Less reclassification adjustment for net gains arising during the period	1	—	1

Net unrealized gains	2,073	(753)	1,320
Change in minimum pension liability	8	(3)	5

Other comprehensive income, net	$2,081	($756)	$1,325

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the three months ended March 31,
	2011	2010

	(in thousands)
Supplemental schedule of noncash investing and
financing activities:
Cash paid during the period for income taxes	$569	$142
Cash paid during the period for interest	5,301	7,176
Transfer of loans and leases into other repossessed assets and other real estate owned	871	684
Transfer of leases held for sale to leases held for investment	1,517	—

Note 5. Earnings Per Share.

All weighted average, actual share and per share information set forth in this quarterly report on Form 10-Q for the period ended March 31, 2010 have been adjusted retroactively for the effects of the stock dividend. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31,
(In thousands except per share data)	2011	2010

Net income available to common shareholders	$3,485	$3,668
Less: earnings allocated to participating securities	24	20

Net income allocated to common shareholders	3,461	3,648

Weighted average number of common shares outstanding - basic (1)	25,249	25,020
Share-based plans (1)	133	11

Weighted average number of common shares diluted (1)	25,382	25,031

Basic earnings per share	$0.14	$0.15

Diluted earnings per share	$0.14	$0.15

(1)	Adjusted for 5% stock dividend granted February 16, 2011 to shareholders of record January 31, 2011.

Options to purchase 702,167 shares of common stock at a weighted average price of $12.97 per share, and 62,035 shares of restricted stock at a weighted average price of $9.91 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended March 31, 2011 because the exercise price and the grant-date price were greater than the average market price. Options to purchase 683,127 shares of common stock at a weighted average price of $13.15 per share, a warrant to purchase 997,049 shares of common stock at a price of $8.88 per share, and 110,430 shares of restricted stock at a weighted average price of $10.57 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended March 31, 2010 because the exercise price and the grant-date price were greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	March 31, 2011				December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$103,738	$208	($924)	$103,022	$107,870	$294	$(867)	$107,297
Mortgage-backed securities	295,473	2,692	(2,737)	295,428	306,882	2,536	(3,566)	305,852
Obligations of states and political subdivisions	27,913	474	(166)	28,221	27,567	357	(375)	27,549
Other debt securities	22,057	154	(531)	21,680	22,582	102	(811)	21,873
Equity securities	21,197	479	(58)	21,618	23,979	559	(2)	24,536

	$470,378	$4,007	$(4,416)	$469,969	$488,880	$3,848	$(5,621)	$487,107

HELD TO MATURITY	March 31, 2011				December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$4,997	$191	$—	$5,188	$4,996	$229	$—	$5,225
Mortgage-backed securities	20,851	1,027	—	21,878	20,774	1,105	—	21,879
Obligations of states and political subdivisions	42,658	936	(69)	43,525	39,235	956	(84)	40,107
Other debt securities	1,566	74	—	1,640	1,568	40	(4)	1,604

	$70,072	$2,228	$(69)	$72,231	$66,573	$2,330	$(88)	$68,815

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	March 31, 2011

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$35,225	$35,259	$16,736	$16,837
Due after one year through five years	88,217	87,473	20,773	21,559
Due after five years through ten years	23,343	23,567	10,782	10,995
Due after ten years	6,923	6,624	930	962

	153,708	152,923	49,221	50,353
Mortgage-backed securities	295,473	295,428	20,851	21,878
Equity securities	21,197	21,618	—	—

Total securities	$470,378	$469,969	$70,072	$72,231

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the three months ended March 31,
	2011	2010

Sale proceeds	$ —	$ —
Gross gains	—	1
Gross losses	—	—
Other than temporary impairment	—	—

Securities with a carrying value of approximately $315.7 million and $340.6 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

March 31, 2011	Less than 12 months		12 months or longer			Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. government agencies	$54,914	$924	$ —	$ —	12	$54,914	$924
Mortgage-backed securities	124,859	2,702	5,052	35	32	129,911	2,737
Obligations of states and political subdivisions	6,678	165	40	1	17	6,718	166
Other debt securities	—	—	6,423	531	3	6,423	531
Equity securities	4,075	56	1	2	2	4,076	58
	$190,526	$3,847	$11,516	$569	66	$202,042	$4,416

HELD TO MATURITY
Obligations of states and political subdivisions	$3,235	$60	$414	$9	8	$3,649	$69
	$3,235	$60	$414	$9	8	$3,649	$69

December 31, 2010	Less than 12 months		12 months or longer			Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. government agencies	$60,037	$867	$ —	$ —	13	$60,037	$867
Mortgage-backed securities	143,693	3,535	5,323	31	36	149,016	3,566
Obligations of states and political subdivisions	11,404	374	40	1	27	11,444	375
Other debt securities	4,962	38	6,182	773	4	11,144	811
Equity securities	—	—	1	2	1	1	2
	$220,096	$4,814	$11,546	$807	81	$231,642	$5,621

HELD TO MATURITY

Obligations of states and political subdivisions	$2,699	$76	$415	$8	8	$3,114	$84
Other debt securities	529	4	—	—	1	529	4
	$3,228	$80	$415	$8	9	$3,643	$88

Management has evaluated the securities in the above table and has concluded that none of the securities with unrealized losses have impairments that are other-than-temporary. In its evaluation, management considered the credit rating on the securities and the results of discounted cash flow analyses. All investment securities are evaluated on a periodic basis to determine if factors are identified that would require further analysis. In evaluating the Company’s securities, management considers the following items:

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

•	The length of time the security’s fair value has been less than amortized cost; and
•	Adverse conditions related to the security or its issuer if the issuer has failed to make scheduled payments or other factors.

Note 7. Loans and Leases.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010

		(in thousands)
Commercial, secured by real estate	$973,223		$970,240
Commercial, industrial and other	194,616		194,259
Leases	46,050		65,640
Leases held for sale, at fair value	—		1,517
Real estate-residential mortgage	393,935		403,561
Real estate-construction	65,627		70,775
Home equity and consumer	302,032		306,322

Total loans	1,975,483		2,012,314

Plus: deferred costs	1,963		2,303

Loans net of deferred costs	$1,977,446		$2,014,617

Non-accrual and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-accrual loans and leases, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings:

(in thousands)	March 31, 2011	December 31, 2010

Commercial, secured by real estate	$13,423	$12,905
Commercial, industrial and other	920	1,702
Leases, including leases held for sale	5,299	6,277
Real estate - residential mortgage	13,023	12,834
Real estate - construction	12,779	6,321
Home equity and consumer	3,259	2,930

Total non-accrual loans and leases	$48,703	$42,969
Other real estate and other repossessed assets	1,729	1,592

TOTAL NON-PERFORMING ASSETS	$50,432	$44,561

Non-performing assets as a percent of total assets	1.83%	1.60%

Loans and leases past due 90 days or more and still accruing	$2,499	$1,218

Troubled debt restructurings, still accruing	$8,356	$9,073

Non-accrual loans included $3.2 million and $3.6 million of troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively.

An age analysis of past due loans, segregated by class of loans as of March 31, 2011 and December 31, 2010 is as follows:

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$11,193	$1,755	$15,255	$28,203	$945,020	$973,223	$1,833
Commercial, industrial and other	722	98	922	1,742	192,874	194,616	1
Leases	2,468	1,797	5,305	9,570	36,480	46,050	6
Real estate-residential mortgage	4,240	—	13,273	17,513	376,422	393,935	250
Real estate-construction	1,216	—	12,779	13,995	51,632	65,627	—
Home equity and consumer	2,251	786	3,668	6,705	295,327	302,032	409

	$22,090	$4,436	$51,202	$77,728	$1,897,755	$1,975,483	$2,499

December 31, 2010
Commercial, secured by real estate	$4,387	$2,856	$13,557	$20,800	$949,440	$970,240	$651
Commercial, industrial and other	175	83	1,703	1,961	192,298	194,259	2
Leases, including leases held for sale	20,919	427	6,293	27,639	39,518	67,157	16
Real estate-residential mortgage	4,867	1,574	13,176	19,617	383,944	403,561	343
Real estate-construction	450	—	6,321	6,771	64,004	70,775	—
Home equity and consumer	3,459	842	3,137	7,438	298,884	306,322	206

	$34,257	$5,782	$44,187	$84,226	$1,928,088	$2,012,314	$1,218

Impaired Loans

Impaired loans as of March 31, 2011 and December 31, 2010 are as follows:

March 31, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$11,177	$13,682	$—	$41	$11,435
Commercial, industrial and other	—	2			54
Leases	—	27	—	—	1
Real estate-residential mortgage	415	415	—	—	5
Real estate-construction	13,793	17,257	—	11	7,393
Home equity and consumer	610	610	—	5	610
Loans with specific allowance:
Commercial, secured by real estate	7,377	8,431	889	24	5,931
Commercial, industrial and other	974	1,115	465	1	1,314
Leases	62	64	47	—	61
Real estate-residential mortgage	397	397	60	4	397
Real estate-construction	36	100	4	—	36
Home equity and consumer	636	639	100	8	636
Total:
Commercial, secured by real estate	$18,554	$22,113	$889	$65	$17,366
Commercial, industrial and other	974	1,117	465	1	1,368
Leases, including leases held for sale	62	91	47	—	62
Real estate-residential mortgage	812	812	60	4	402
Real estate-construction	13,829	17,357	4	11	7,429
Home equity and consumer	1,246	1,249	100	13	1,246

	$35,477	$42,739	$1,565	$94	$27,873

December 31, 2010	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,176	$19,083	$—	$206	$11,551
Commercial, industrial and other	513	530	—	—	375
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	969	969	—	30	776
Real estate-construction	7,302	8,330	—	9	3,195
Home equity and consumer	—	—	—	—	123
Loans with specific allowance:
Commercial, secured by real estate	3,992	5,191	403	6	11,180
Commercial, industrial and other	1,243	1,400	511	2	2,485
Leases, including leases held for sale	91	91	49	—	114
Real estate-residential mortgage	397	397	60	6	347
Real estate-construction	69	309	7	—	1,005
Home equity and consumer	1,249	1,249	103	41	529
Total:
Commercial, secured by real estate	$18,168	$24,274	$403	$212	$22,731
Commercial, industrial and other	1,756	1,930	511	2	2,860
Leases, including leases held for sale	91	91	49	—	114
Real estate-residential mortgage	1,366	1,366	60	36	1,123
Real estate-construction	7,371	8,639	7	9	4,200
Home equity and consumer	1,249	1,249	103	41	652

	$30,001	$37,549	$1,133	$300	$31,680

The average recorded investment in impaired loans and leases for the first three months of 2010 was $31.3 million and the income recognized, primarily on a cash basis, on impaired loans during the first three months of 2010 was $19,000. Interest that would have been accrued on impaired loans and leases during the first three months of 2011 and 2010 had the loans been performing under original terms would have been $567,000 and $648,000, respectively.

Troubled debt restructured loans are loans and leases where significant concessions have been made due to borrowers’ financial difficulties. Interest on these loans and leases is either accrued or credited directly to interest income upon the receipt of cash.

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

The following table shows the Company’s commercial loan portfolio as of March 31, 2011 and December 31, 2010, by the risk ratings discussed above (in thousands):

March 31, 2011	Commercial,	Commercial,
	secured by	Industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$9	$—
2	—	4,423	—
3	23,369	14,158	—
4	297,917	44,998	10,508
5	505,286	93,983	33,031
5W - Watch	54,099	15,913	1,082
6 - Other Assets Especially Mentioned	41,548	9,955	1,773
7 - Substandard	50,833	11,133	19,233
8 - Doubtful	171	44	—
9 - Loss	—	—	—

Total	$973,223	$194,616	$65,627

December 31, 2010	Commercial,	Commercial,
	secured by	Industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$9	$—
2	—	4,454	—
3	30,704	14,279	—
4	280,478	41,018	10,317
5	495,798	102,217	35,627
5W - Watch	61,383	14,925	1,908
6 - Other Assets Especially Mentioned	48,382	6,593	17,361
7 - Substandard	53,291	10,205	5,562
8 - Doubtful	204	559	—
9 - Loss	—	—	—

Total	$970,240	$194,259	$70,775

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their performing status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases:

Quarter ended March 31, 2011 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total

	(in thousands)
Beginning Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331
Charge-offs	(523)	(698)	(1,090)	(295)	(2,436)	(633)	($5,675)
Recoveries	958	100	503	1	—	47	$1,609
Provision	1,060	735	(776)	1,003	2,154	751	$4,927

Ending Balance	$12,861	$5,250	$2,114	$3,337	$1,894	$2,736	$28,192

Ending Balance: Individually evaluated for impairment	$889	$465	$47	$60	$4	$100	$1,565
Ending Balance: Collectively evaluated for impairment	11,972	4,785	2,067	3,277	1,890	2,636	$26,627

Ending Balance	$12,861	$5,250	$2,114	$3,337	$1,894	$2,736	$28,192

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,554	$974	$62	$812	$13,829	$1,246	$35,477
Ending Balance: Collectively evaluated for impairment	954,669	193,642	45,988	393,123	51,798	300,786	$1,940,006

Ending Balance (1)	$973,223	$194,616	$46,050	$393,935	$65,627	$302,032	$1,975,483

(1)	Excludes deferred costs

Year ended December 31, 2010 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total

	(in thousands)
Beginning Balance	$9,285	$4,647	$4,308	$1,286	$3,198	$2,839	$25,563
Charge-offs	(7,510)	(3,298)	(4,307)	(397)	(1,756)	(2,250)	($19,518)
Recoveries	134	62	1,391	7	—	411	$2,005
Provision	9,457	3,702	2,085	1,732	734	1,571	$19,281

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Ending Balance: Individually evaluated for impairment	$403	$511	$49	$60	$7	$103	$1,133
Ending Balance: Collectively evaluated for impairment	10,963	4,602	3,428	2,568	2,169	2,468	$26,198

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,168	$1,756	$91	$1,366	$7,371	$1,249	$30,001
Ending Balance: Collectively evaluated for impairment	952,072	192,503	65,549	402,195	63,404	305,073	$1,980,796

Ending Balance(1)	$970,240	$194,259	$65,640	$403,561	$70,775	$306,322	$2,010,797

(1)	Excludes leases held for sale and deferred costs

Leases

Lakeland had no leases held for sale as of March 31, 2011, compared to $1.5 million as of December 31, 2010. Management recorded mark-to-market adjustments on the pools of leases based on indications of interest from potential buyers, and sales prices of similar leases previously sold adjusted for differences in types of collateral and other characteristics. During the first quarter of 2011, management reclassified $1.5 million of leases held for sale as held for investment because management’s intent regarding these leases had changed. The following table shows the components of gains on leasing related assets for the periods presented:

	For the three months ended March 31,
	2011	2010

	(in thousands)
Gains on sales of leases	$143	$10
Realized gains on paid off leases	239	136
Gains on other repossessed assets	81	158

Total gains on leasing related assets	$463	$304

Other Real Estate and Other Repossessed Assets

At March 31, 2011, the Company had other repossessed assets and other real estate owned of $590,000 and $1.1 million, respectively. At December 31, 2010, the Company had other repossessed assets and other real estate owned of $558,000 and $1.0 million, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the three months ended March 31,
	2011	2010

	(in thousands)
Interest cost	$24	$24
Expected return on plan assets	(22)	(20)
Amortization of unrecognized net actuarial loss	12	14

Net periodic benefit expense	$14	$18

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended March 31,
	2011	2010

	(in thousands)
Service cost	$6	$7
Interest cost	12	12
Amortization of prior service cost	4	8
Amortization of unrecognized net actuarial loss	2	2

Net periodic benefit expense	$24	$29

The Company made contributions of $63,000 and $80,000 to the plan during the three months ended March 31, 2011 and 2010, respectively. The Company expects to make $25,000 in contributions to the plan in the second quarter of 2011 and does not expect to make any more contributions for the remainder of 2011.

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

Level 3 – unobservable inputs for the asset or liability that reflect the Company’s own assumptions about assumptions that market participants would use in the pricing of the asset or liability and that are consequently not based on market activity but upon particular valuation techniques

The Company’s assets that are measured at fair value on a recurring basis are its available for sale investment securities. The Company obtains fair values on its securities using information from a third party servicer. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has certain equity securities that are classified as Level 1 securities. If quoted prices in active markets are not available, fair values are estimated by the use of pricing models. Level 2 securities were primarily comprised of U.S. Agency bonds, mortgage-backed securities, obligations of state and political subdivisions and corporate securities.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of March 31, 2011 or December 31, 2010. During the three months ended March 31, 2011, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets:	(in thousands)
Investment securities, available for sale
US government agencies	$ —	$103,022	$ —	$103,022
Mortgage backed securities	—	295,428	—	295,428
Obligations of states and political subdivisions	—	28,221	—	28,221
Corporate debt securities	—	21,680	—	21,680
Equity securities	2,088	19,530	—	21,618

Total securities available for sale	$2,088	$467,881	$ —	$469,969

December 31, 2010
Assets:
Investment securities, available for sale
US government agencies	$ —	$107,297	$ —	$107,297
Mortgage backed securities	—	305,852	—	305,852
Obligations of states and political subdivisions	—	27,549	—	27,549
Corporate debt securities	—	21,873	—	21,873
Equity securities	2,090	22,446	—	24,536

Total securities available for sale	$2,090	$485,017	$ —	$487,107

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets:	(in thousands)
Impaired Loans and Leases	$—	$—	$35,477	$35,477
Other real estate owned and other repossessed assets	—	—	1,729	1,729

December 31, 2010
Assets:
Impaired Loans and Leases	—	—	30,001	$30,001
Other real estate owned and other repossessed assets	—	—	1,592	$1,592

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Because most of Lakeland’s impaired loans are collateral dependant, fair value is measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure, are carried at fair value less estimated disposal costs of the acquired property.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2011 and December 31, 2010 are outlined below.

The net loan portfolio at March 31, 2011 and December 31, 2010 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2011		2010
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial Assets:	(in thousands)
Cash and cash equivalents	$61,962	$61,962	$49,278	$49,278
Investment securities available for sale	469,969	469,969	487,107	487,107
Investment securities held to maturity	70,072	72,231	66,573	68,815
Loans, including leases held for sale	1,977,446	1,972,713	2,014,617	2,008,192
Financial Liabilities:
Deposits	2,238,512	2,241,051	2,195,889	2,199,018
Federal funds purchased and securities sold under agreements to repurchase	46,382	46,382	52,123	52,123
Other borrowings	130,000	144,424	195,000	209,631
Subordinated debentures	77,322	77,596	77,322	78,707
Commitments:
Standby letters of credit	—	94	—	78

Note 11. Preferred Stock

On March 16, 2011, the Company redeemed 20,000 shares of its Fixed Rate Cumulative Preferred Stock, Series A originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program. The Company paid to the Treasury $20.1 million, which included $20.0 million of principal and $86,000 in accrued and unpaid dividends, on March 16, 2011. As a result of the early payment, the Company also accelerated the accretion of $745,000 of the preferred stock discount during the three months ended March 31, 2011. The warrant previously issued to the Treasury to purchase 997,049 shares of common stock at an exercise price of $8.88, subject to anti-dilution adjustments, remains outstanding.

Note 12. Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance that modifies Step One of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step Two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance was effective for interim and annual reporting periods beginning on or after December 15, 2010 and did not have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued accounting guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The purpose of this guidance is to eliminate diversity in practice and provide greater comparability between companies’ financial statements. This guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

PART I — ITEM 2

Management's Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, passage by the U.S. Congress of legislation which unilaterally amends the terms of the U.S. Treasury Department’s preferred stock investment in the Company, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of the Company’s lending and leasing activities, customers’ acceptance of the Company’s products and services and competition.

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

The Company tests goodwill for impairment annually or when circumstances indicate a potential for impairment at the reporting unit level. The Company has determined that it has one reporting unit, Community Banking. The Company analyzes goodwill using various methodologies including an income approach and a market approach. The income approach calculates cash flows to a potential acquirer based on the anticipated financial results assuming a change in control transaction. The market approach includes a comparison of pricing multiples in recent acquisitions of similar companies and applies these multiples to the Company. The Company tested the goodwill as of November 30, 2010 and determined that it is not impaired. There were no triggering events since November 30, 2010 that would cause the Company to do an interim valuation.

Results of Operations

(First Quarter 2011 Compared to First Quarter 2010)

Net Income

Net income for the first quarter of 2011 was $4.8 million, compared to net income of $4.6 million for the same period in 2010. Net income available to common shareholders was $3.5 million compared to net income of $3.7 million for the same period last year. Diluted earnings per share was $0.14 for the first quarter of 2011, compared to diluted earnings per share of $0.15 per share for the same period last year. As previously reported, the Company repaid $20.0 million of the outstanding $39.0 million in preferred stock to the U.S. Department of the Treasury under the Capital Purchase Program in the first quarter of 2011. In doing so, a non-cash charge of $745,000 was recorded, reflecting the acceleration of the preferred stock discount accretion. The effect of this non-cash charge was ($0.03) per diluted share.

Net Interest Income

Net interest income on a tax equivalent basis for the first quarter of 2011 was $24.9 million, which was equivalent to net interest income earned in the first quarter of 2010. The net interest margin decreased from 3.99% in the first quarter of 2010 to 3.91% in the first quarter of 2011, primarily as a result of a 40 basis point decline in the yield on interest-earning assets, which was partially offset by a 36 basis point reduction in the cost of interest-bearing liabilities. The net interest spread as a result declined five basis points to 3.73%. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $71.7 million. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, March 31, 2011			For the three months ended, March 31, 2010
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$2,000,057	$26,665	5.41%	$2,009,389	$28,252	5.70%
Taxable investment securities	476,688	2,713	2.28%	405,645	2,983	2.94%
Tax-exempt securities	67,594	768	4.54%	62,493	800	5.12%
Federal funds sold (B)	32,896	12	0.15%	48,105	28	0.23%
Total interest-earning assets	2,577,235	30,158	4.74%	2,525,632	32,063	5.14%
Noninterest-earning assets:
Allowance for loan and lease losses	(28,874)			(26,383)
Other assets	249,178			252,544
TOTAL ASSETS	$2,797,539			$2,751,793

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings accounts	$322,225	$127	0.16%	$313,025	$186	0.24%
Interest-bearing transaction accounts	1,093,625	1,505	0.56%	1,075,203	2,364	0.89%
Time deposits	413,481	1,299	1.26%	471,699	1,855	1.57%
Borrowings	294,106	2,374	3.23%	279,086	2,791	4.00%
Total interest-bearing liabilities	2,123,437	5,305	1.00%	2,139,013	7,196	1.36%
Noninterest-bearing liabilities:
Demand deposits	400,891			329,152
Other liabilities	13,063			12,319
Stockholders' equity	260,148			271,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,797,539			$2,751,793
Net interest income/spread		24,853	3.73%		24,867	3.78%
Tax equivalent basis adjustment		269			280
NET INTEREST INCOME		$24,584			$24,587
Net interest margin (C)			3.91%			3.99%
(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $32.1 million in the first quarter of 2010 to $30.2 million in the first quarter of 2011, a decrease of $1.9 million, or 6%. The decrease in interest income was due to a 40 basis point decrease in the yield on interest earning assets, as a result of the declining rate environment and a change in the mix of interest-earning assets. The yield on average loans and leases at 5.41% in the first quarter of 2011 was 29 basis points lower than the first quarter of 2010. The yield on average taxable and tax exempt investment securities decreased by 66 basis points and 58 basis points, respectively, in the first quarter of 2011. Average loans and leases as a percentage of interest-earning assets decreased from 80% in the first three months of 2010 to 78% in 2011, while average investment securities increased from 19% of interest-earning assets to 21%. Loans and leases typically earn higher yields than investment securities.

Total interest expense decreased from $7.2 million in the first quarter of 2010 to $5.3 million in the first quarter of 2011, a decrease of $1.9 million, or 26%. The cost of average interest-bearing liabilities decreased from 1.36% in the first quarter of 2010 to 1.00% in 2011. The decrease in yield was due to the declining rate environment along with a change in the mix of interest-bearing liabilities. Average rates paid on interest-bearing liabilities declined in all categories. Savings and interest-bearing transaction accounts as a percent of interest-bearing liabilities increased from 65% in the first quarter of 2010 to 67% in the first quarter of 2011. Time deposits as a percent of interest-bearing liabilities declined from 22% in the first quarter of 2010 to 19% in the first quarter of 2011 as customers preferred to keep their deposits in short-term transaction accounts in the current low rate environment. Average borrowings increased from $279.1 million in the first quarter of 2010 to $294.1 million in 2011.

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

In the first quarter of 2011, a $4.9 million provision for loan and lease losses was recorded, which was comparable to the provision for the same period last year. During the first quarter of 2011, the Company charged off loans of $5.7 million and recovered $1.6 million in previously charged off loans and leases compared to $4.1 million and $535,000, respectively, during the same period in 2010. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $121,000, or 3%, to $4.2 million in the first quarter of 2011 compared to the first quarter of 2010. The increase in noninterest income was due primarily to gains on leasing related assets, which were $463,000 in the first quarter of 2011 compared to gains of $304,000 in the first quarter of 2010. Commissions and fees totaled $832,000 in the first quarter of 2011 and were $53,000 or 6% lower than the same period last year due primarily to a reduction in investment commission income and loan fees. Income on bank owned life insurance at $355,000 was $31,000 less than the same period last year primarily as a result of decreases in rates for the underlying policies.

Noninterest Expense

Noninterest expense totaling $17.0 million increased $246,000, or 1%, in the first quarter of 2011 from the first quarter of 2010. Net occupancy expense at $1.9 million increased $116,000 compared to the first quarter of 2010 due primarily to increased snow removal costs. Stationery, supplies and postage at $365,000 in the first quarter decreased $61,000 primarily as a result of a reduction in postage expense due to the implementation of electronic statement delivery. Marketing expense totaling $615,000 increased $61,000, or 11%, compared to the first quarter of 2010 due primarily to an increase in incentives and the timing of media expenses incurred. Collection expense at $65,000 and legal expense at $295,000 decreased $83,000 and $46,000, respectively, while other real estate and repossessed asset expense at $272,000 increased $235,000. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.7% in the first quarter of 2011, compared to 56.9% for the same period last year reflecting continued management of expenses. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio:

	For the three months ended March 31,
	2011	2010

	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$17,026	$16,780
Less:
Amortization of core deposit intangibles	(265)	(265)
Other real estate owned and other repossessed asset expense	(272)	(37)

Noninterest expense, as adjusted	$16,489	$16,478

Net interest income	$24,584	$24,587
Noninterest income	4,230	4,109

Total revenue	28,814	28,696
Plus: Tax-equivalent adjustment on municipal securities	269	280
Less: gains on investment securities	—	(1)

Total revenue, as adjusted	$29,083	$28,975

Efficiency ratio	56.70%	56.87%

Income Taxes

The Company’s effective tax rate was 30.5% in the first quarter of 2011, compared to 35.1% in the first quarter of 2010. The decrease in the effective tax rate was driven by increased tax benefits attributable to the real estate investment trust (“REIT”) subsidiary established in December 2010.

Financial Condition

The Company's total assets decreased $41.1 million from $2.79 billion at December 31, 2010, to $2.75 billion at March 31, 2011 due primarily to a 2% reduction in total loans. Total deposits increased 2%, with non-interest bearing transaction accounts increasing 6%. A reduction in other borrowings of $65.0 million resulted from the increase in deposits and the decline in loans.

Loans and Leases

Gross loans and leases, including leases held for sale, at $1.97 billion decreased by $36.8 million from December 31, 2010. The decrease in gross loans and leases is primarily due to leases at $46.1 million and residential mortgages at $394.0 million decreasing $21.1 million and $9.6 million, respectively. Additionally, construction loans declined from $70.8 million to $65.5 million, a decline of $5.1 million or 7% because repayments on construction loans have not been replaced with new construction loans due to the continued economic downturn. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets increased from $44.6 million, or 1.60% of total assets, on December 31, 2010 to $50.4 million, or 1.83% of total assets, on March 31, 2011. The majority of the increase was due to real estate construction loan non-accruals, which increased $6.5 million from December, 31 2010 as a result of one loan being placed on a non-accrual status which totaled $6.6 million. Leases on non-accrual decreased $978,000 from December 31, 2010 to $5.3 million on March 31, 2011. Non-accrual leases include $4.0 million in net receivables related to one lessee who has named the Company and other unrelated parties in a complaint in connection with the leases. For more information, please see Legal Proceedings in Item 1 of Part II of this Quarterly Report on Form 10-Q. Commercial loan non-accruals at March 31, 2011 included six loan relationships with balances over $1.0 million, totaling $16.8 million, and nine loan relationships between $500,000 and $1.0 million, totaling $6.5 million.

Loans and leases past due ninety days or more and still accruing at March 31, 2011 increased $1.3 million to $2.5 million from $1.2 million on December 31, 2010. Loans and leases past due 90 days or more and still accruing are those loans and leases that are considered both well-secured and in process of collection.

On March 31, 2011, the Company had $8.4 million in loans that were troubled debt restructurings and still accruing interest income compared to $9.1 million on December 31, 2010. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On March 31, 2011, the Company had $35.5 million in impaired loans and leases (consisting primarily of non-accrual and restructured loans and leases) compared to $30.0 million at year-end 2010. Impaired loans increased from year-end 2010 as a result of the increase in non-accrual construction loans. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $1.6 million has been allocated as a portion of the allowance for loan and lease losses for impairment at March 31, 2011. At March 31, 2011, the Company also had $50.8 million in loans and leases that were rated substandard that were not classified as non-performing or impaired.

There were no loans and leases at March 31, 2011, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Three months ended March 31, 2011	Three months ended March 31, 2010	Year ended December 31, 2010

Balance of the allowance at the beginning of the year	$27,331	$25,563	$25,563

Loans and leases charged off:
Commercial, secured by real estate (1)	2,959	2,241	9,266
Commercial, industrial and other	698	198	3,298
Leases	1,090	1,147	4,307
Real estate—mortgage	295	—	397
Home Equity and consumer	633	555	2,250

Total loans charged off	5,675	4,141	19,518

Recoveries:
Commercial, secured by real estate (1)	958	—	134
Commercial, industrial and other	100	—	62
Leases	503	483	1,391
Real estate—mortgage	1	—	7
Home Equity and consumer	47	52	411

Total Recoveries	1,609	535	2,005

Net charge-offs:	4,066	3,606	17,513
Provision for loan and lease losses	4,927	4,879	19,281

Ending balance	$28,192	$26,836	$27,331

Ratio of annualized net charge-offs to average loans and leases outstanding	0.81%	0.73%	0.88%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.43%	1.34%	1.36%

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

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired commercial loans under $250,000, 1 – 4 family residential mortgages and consumer loans.

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

While non-performing loans and leases increased from $43.0 million on December 31, 2010 to $48.7 million on March 31, 2011, the allowance for loan and lease losses as a percent of total loans increased to 1.43% of total loans on March 31, 2011, compared to 1.36% as of December 31, 2010. As discussed above, the increase in non-performing loans was related primarily to one real estate construction loan. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans are adequate. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2011. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $553.7 million on December 31, 2010 to $540.0 million on March 31, 2011, a decrease of $13.6 million, or 2%.

Deposits

Total deposits increased from $2.20 billion on December 31, 2010 to $2.24 billion on March 31, 2011, an increase of $42.6 million, or 2%. Noninterest bearing deposits increased $23.2 million, or 6%, to $407.1 million, resulting primarily from an increase in commercial noninterest bearing deposits. Savings and interest-bearing transaction accounts totaling $1.41 billion increased $15.4 million from December 31, 2010.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2011 follows.

Cash and cash equivalents, totaling $62.0 million on March 31, 2011, increased $12.7 million from December 31, 2010. Operating activities provided $16.5 million in net cash. Investing activities provided $45.9 million in net cash, primarily reflecting maturities and repayments of securities, sales of leases and the net decrease in loans and leases. Financing activities used $49.7 million in net cash, reflecting repayments of other borrowings and the redemption of $20.0 million in preferred stock, partially offset by an increase in deposits. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2011. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$13,712	$1,779	$3,004	$2,515	$6,414
Benefit plan commitments	5,055	185	370	300	4,200
Remaining contractual maturities of time deposits	416,809	321,637	77,314	16,700	1,158
Subordinated debentures	77,322	—	—	—	77,322
Loan commitments	435,876	361,717	41,994	2,215	29,950
Long-term debt	130,000	15,000	30,000	40,000	45,000
Interest on long-term debt*	121,026	9,178	16,442	13,082	82,324
Series A Preferred Stock	19,000	—	—	—	19,000
Interest on Series A Preferred Stock	11,398	950	1,997	3,539	4,912
Standby letters of credit	9,464	7,155	2,092	137	80

Total	$1,239,662	$717,601	$173,213	$78,488	$270,360

*Includes interest on long-term debt and subordinated debentures at a weighted rate of 4.47%.

Capital Resources

Total stockholders’ equity decreased from $260.7 million on December 31, 2010 to $245.1 million on March 31, 2011, a decrease of $15.6 million, or 6%. Book value per common share increased to $8.90 on March 31, 2011 from $8.82 on December 31, 2010. The decrease in stockholders’ equity from December 31, 2010 to March 31, 2011 was primarily due to the $20.0 million redemption of preferred stock and payment of cash dividends of $1.8 million. This was partially offset by $4.8 million in net income and a $880,000 increase in accumulated other comprehensive income relating to an increase in market value in the Company’s available for sale securities portfolio.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2011, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2011 are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio March 31, 2011	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2011	Total Capital to Risk-Weighted Assets Ratio March 31, 2011
The Company	7.79%	10.72%	13.10%
Lakeland Bank	8.07%	11.11%	12.36%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

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

(dollars in thousands, except per share amounts)	March 31, 2011	December 31, 2010

Calculation of tangible book value per common share
Total common stockholders' equity at end of period - GAAP	$226,760	$223,235
Less:
Goodwill	87,111	87,111
Other identifiable intangible assets, net	312	578

Total tangible common stockholders' equity at end of period - Non- GAAP	$139,337	$135,546

Shares outstanding at end of period	25,466	25,322

Book value per share - GAAP	$8.90	$8.82

Tangible book value per share - Non-GAAP	$5.47	$5.35

Calculation of tangible common equity to tangible assets
Total tangible common stockholders' equity at end of period - Non- GAAP	$139,337	$135,546

Total assets at end of period	$2,751,576	$2,792,674
Less:
Goodwill	87,111	87,111
Other identifiable intangible assets, net	312	578

Total tangible assets at end of period - Non-GAAP	$2,664,153	$2,704,985

Common equity to assets - GAAP	8.24%	7.99%

Tangible common equity to tangible assets - Non-GAAP	5.23%	5.01%

	For the three months ended,
	March 31, 2011	March 31, 2010

Calculation of return on average tangible common equity
Net income - GAAP	$4,771	$4,566

Total average common stockholders' equity	226,051	$215,228
Less:
Average goodwill	87,111	87,111
Average other identifiable intangible assets, net	460	1,521

Total average tangible common stockholders' equity - Non-GAAP	$138,480	$126,596

Return on average common stockholders' equity - GAAP	8.56%	8.60%

Return on average tangible common stockholders' equity - Non-GAAP	13.97%	14.63%

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

The starting point (or "base case") for the following table is an estimate of the following year's net interest income assuming that both interest rates and the Company's interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $97.2 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments ("rate ramp") over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-5.0%			-5.0%
March 31, 2011	-2.8%	-1.3%	-1.8%	-2.6%
December 31, 2010	-3.3%	-1.5%	-1.9%	-2.6%

The base case for the following table is an estimate of the Company's net portfolio value for the periods presented using current discount rates, and assuming the Company's interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2011 (the base case) was $340.9 million. The information provided for the net portfolio value assumes fluctuations or "rate shocks" of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200bp	+100bp	-100bp	-200bp
Asset/Liability Policy Limit	-25.0%			-25.0%
March 31, 2011	-6.8%	-1.4%	-1.9%	-7.7%
December 31, 2010	-7.9%	-2.0%	-2.5%	-8.6%

The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(b)     Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

A complaint, dated February 24, 2010, was filed by the International Association of Machinists and Aerospace Workers, as plaintiff, against the Company and other unrelated parties in the Circuit Court of Maryland for Prince George's County. The plaintiff alleges fraudulent conduct in connection with certain equipment leases it entered into by a vendor and lease broker not affiliated with the Company. Certain of these leases were subsequently assigned to Lakeland resulting in the plaintiff amending its complaint to include all parties that were assignees. The Company believes that the claims asserted against it are without merit.

A complaint, dated April 6, 2011, was filed by the bankruptcy trustee appointed in the Sunbridge Capital, Inc. bankruptcy case pending before the United States Bankruptcy Court for the District of Kansas. The trustee alleges preferential payments and constructive fraudulent transfers under the Bankruptcy Code and Kansas law. Lakeland believes that the claims asserted against it are without merit.

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

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 6, 2011