Form 10-Q
period 2011-06-30
LAKELAND BANCORP INC
filed 2011-08-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 June 30, 2011

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

As of July 29, 2011 there were 25,498,176 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS:	June 30, 2011 (unaudited)	December 31, 2010
	(dollars in thousands)
Cash	$42,423	$26,063
Interest-bearing deposits due from banks	29,242	23,215

Total cash and cash equivalents	71,665	49,278

Investment securities available for sale	444,067	487,107
Investment securities held to maturity; fair value of $73,422 in 2011 and $68,815 in 2010	70,975	66,573
Leases held for sale	—	1,517
Loans, net of deferred costs	1,984,849	2,013,100
Less: allowance for loan and lease losses	28,252	27,331

Net loans	1,956,597	1,987,286
Premises and equipment, net	27,402	27,554
Accrued interest receivable	8,094	8,849
Goodwill	87,111	87,111
Other identifiable intangible assets, net	47	578
Bank owned life insurance	43,998	43,284
Other assets	31,379	35,054

TOTAL ASSETS	$2,741,335	$2,792,674

LIABILITIES
Deposits:
Noninterest bearing	$409,795	$383,877
Savings and interest-bearing transaction accounts	1,370,190	1,399,163
Time deposits under $100 thousand	230,510	241,911
Time deposits $100 thousand and over	171,888	170,938

Total deposits	2,182,383	2,195,889
Federal funds purchased and securities sold under agreements to repurchase	90,251	52,123
Other borrowings	130,000	195,000
Subordinated debentures	77,322	77,322
Other liabilities	10,811	11,631

TOTAL LIABILITIES	2,490,767	2,531,965

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 19,000 shares at June 30, 2011 and 39,000 shares at December 31, 2010	18,367	37,474
Common stock, no par value; authorized shares, 40,000,000; issued 25,976,648 shares at June 30, 2011 and 25,977,592 shares at December 31, 2010	270,050	271,595
Accumulated deficit	(32,634)	(38,004)
Treasury stock, at cost, 479,133 shares at June 30, 2011 and 655,768 at December 31, 2010	(6,366)	(8,683)
Accumulated other comprehensive gain (loss)	1,151	(1,673)

TOTAL STOCKHOLDERS’ EQUITY	250,568	260,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,741,335	$2,792,674

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$26,120	$28,049	$52,785	$56,301
Federal funds sold and interest-bearing deposits with banks	11	40	23	68
Taxable investment securities	2,962	3,009	5,675	5,992
Tax-exempt investment securities	507	497	1,006	1,017

TOTAL INTEREST INCOME	29,600	31,595	59,489	63,378

INTEREST EXPENSE
Deposits	2,807	3,868	5,738	8,273
Federal funds purchased and securities sold under agreements to repurchase	28	31	55	68
Other borrowings	2,344	2,767	4,691	5,521

TOTAL INTEREST EXPENSE	5,179	6,666	10,484	13,862

NET INTEREST INCOME	24,421	24,929	49,005	49,516
Provision for loan and lease losses	5,406	5,001	10,333	9,880

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	19,015	19,928	38,672	39,636
NONINTEREST INCOME
Service charges on deposit accounts	2,571	2,500	5,049	4,948
Commissions and fees	1,040	833	1,872	1,718
Gains on investment securities	444	—	444	1
Income on bank owned life insurance	359	385	714	771
Gains on leasing related assets	230	555	693	859
Other income	66	280	168	365

TOTAL NONINTEREST INCOME	4,710	4,553	8,940	8,662

NONINTEREST EXPENSE
Salaries and employee benefits	9,199	8,996	18,185	17,899
Net occupancy expense	1,602	1,636	3,513	3,431
Furniture and equipment	1,225	1,221	2,389	2,391
Stationery, supplies and postage	395	386	760	812
Marketing expense	619	648	1,234	1,202
Core deposit intangible amortization	266	266	531	531
FDIC insurance expense	595	964	1,542	1,897
Collection expense	60	159	125	307
Legal expense	411	423	706	764
Expenses on other real estate owned and other repossessed assets	200	198	472	235
Other expenses	2,160	2,210	4,301	4,418

TOTAL NONINTEREST EXPENSE	16,732	17,107	33,758	33,887

Income before provision for income taxes	6,993	7,374	13,854	14,411
Income tax expense	2,135	2,621	4,225	5,092

NET INCOME	$4,858	$4,753	$9,629	$9,319

Dividends on Preferred Stock and Accretion	294	904	1,580	1,802

Net Income Available to Common Stockholders	$4,564	$3,849	$8,049	$7,517

PER SHARE OF COMMON STOCK
Basic earnings	$0.18	$0.15	$0.32	$0.30

Diluted earnings	$0.18	$0.15	$0.31	$0.30

Dividends	$0.06	$0.05	$0.12	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months ended June 30, 2011

						Accumulated Other Comprehensive Income (Loss)
	Common stock		Series A
	Number of Shares	Amount	Preferred Stock	Accumulated deficit	Treasury Stock		Total

	(dollars in thousands)
BALANCE DECEMBER 31, 2010	25,977,592	$271,595	$37,474	($38,004)	($8,683)	($1,673)	$260,709
Comprehensive income:
Net Income	—	—	—	9,629	—	—	9,629
Other comprehensive income, net of tax	—	—	—	—	—	2,824	2,824

Total comprehensive income							12,453

Preferred dividends	—	—	—	(686)	—	—	(686)
Accretion of discount	—	—	893	(893)	—	—	—
Stock based compensation	—	316	—	—	—	—	316
Redemption of preferred stock	—	—	(20,000)	—	—	—	(20,000)
Adjustment for stock dividend	(944)	(309)	—	309	—	—	—
Issuance of restricted stock awards	—	(1,262)	—	—	1,262	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(235)	—	(501)	899	—	163
Exercise of stock options, net of excess tax benefits	—	(55)	—	—	156	—	101
Cash dividends, common stock	—	—	—	(2,488)	—	—	(2,488)

BALANCE June 30, 2011 (UNAUDITED)	25,976,648	$270,050	$18,367	($32,634)	($6,366)	$1,151	$250,568

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2011	2010
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,629	$9,319
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	3,135	2,115
Depreciation and amortization	1,999	2,065
Provision for loan and lease losses	10,333	9,880
Gains on securities	(444)	(1)
Gains on leases	(699)	(309)
Losses (gains) on sales of other assets	69	(426)
Losses (gains) on sales of premises and equipment	10	(178)
Stock-based compensation	316	277
Decrease in other assets	1,949	6,670
(Decrease) increase in other liabilities	(680)	1,269

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,617	30,681

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	85,952	75,773
Proceeds from maturity of securities held to maturity	6,139	14,794
Proceeds from sales of securities
Available for sale	39,928	—
Purchase of securities:
Available for sale	(79,915)	(136,795)
Held to maturity	(10,605)	(5,255)
Proceeds from sales of leases	16,433	399
Net decrease in loans and leases	2,270	12,270
Proceeds from sales of other repossessed assets	1,307	2,216
Capital expenditures	(1,336)	(514)
Proceeds from sales of bank premises and equipment	10	273

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	60,183	(36,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(13,506)	12,958
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	38,128	(9,496)
Proceeds from other borrowings	15,000	—
Repayments of other borrowings	(80,000)	—
Redemption of preferred stock	(20,000)	—
Exercise of stock options	72	416
Excess tax benefits	29	3
Issuance of stock to dividend reinvestment and stock purchase plan	163	30
Dividends paid	(3,299)	(3,457)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(63,413)	454

Net increase (decrease) in cash and cash equivalents	22,387	(5,704)
Cash and cash equivalents, beginning of year	49,278	58,663

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,665	$52,959

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

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals, that are, in the opinion of management, necessary for the fair statement of the results of the interim periods presented. The results of operations for the quarter and six month period presented do not necessarily indicate the results that the Company will achieve for all of 2011. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices. Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

The Company evaluated its June 30, 2011 consolidated financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 2. Stock-Based Compensation

Share-based compensation expense of $316,000 and $277,000 was recognized for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was unrecognized compensation cost of $1.4 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 3.1 years. Unrecognized compensation expense related to unvested stock options was approximately $65,000 as of June 30, 2011 and is expected to be recognized over a period of 1.3 years.

In the first half of 2011, the Company granted 95,345 shares of restricted stock at a fair value of $9.87 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $188,000 per year for the next five years. In the first six months of 2010, the Company granted 36,357 shares of restricted stock at a fair value of $6.84 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $50,000 per year over a five year period.

There were no grants of stock options in the first six months of 2011.

In the first half of 2010, the Company granted options to purchase 26,250 shares to a new non-employee director of the Company at an exercise price of $8.64 per share. The director’s options vest in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of the grant. The Company estimated the fair value of the option grant using a Black-Scholes option pricing model using the following assumptions: the risk-free interest rate was 2.32%; the expected dividend yield, 2.20%; the expected volatility, 47%; and the expected life, six years. The fair value of the options granted was estimated to be $3.31. The expected compensation expense to be recorded over the vesting period is $87,000, with approximately $51,000 remaining to be expensed.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value

Outstanding, January 1, 2011	721,123	$12.77		$158,349
Issued	—	—
Exercised	(20,022)	5.82
Forfeited	(7,269)	13.18

Outstanding, June 30, 2011	693,832	$12.97	3.05	$36,433

Options exercisable at June 30, 2011	667,139	$13.10	2.86	$15,205

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first half of 2011 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $78,000 and $83,000, respectively. Exercise of stock options during the first six months of 2011 and 2010 resulted in cash receipts of $72,000 and $416,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the six months ended June 30, 2011 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2011	101,314	$9.62
Granted	95,345	9.87
Vested	(3,557)	8.82
Forfeited	(740)	9.68

Outstanding, June 30, 2011	192,362	$9.76

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	June 30, 2011			June 30, 2010
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit	Net of tax amount

	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$3,503	($1,275)	$2,228	$3,097	($1,139)	$1,958
Less reclassification adjustment for net gains arising during the period	444	(154)	290	—	—	—

Net unrealized gains	$3,059	($1,121)	$1,938	$3,097	($1,139)	$1,958
Change in minimum pension liability	8	(2)	6	7	(2)	5

Other comprehensive income, net	$3,067	($1,123)	$1,944	$3,104	($1,141)	$1,963

For the six months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit	Net of tax amount

	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$4,867	($1,763)	$3,104	$5,171	($1,892)	$3,279
Less reclassification adjustment for net gains arising during the period	444	(154)	290	1	—	1

Net unrealized gains	$4,423	($1,609)	$2,814	$5,170	($1,892)	$3,278
Change in minimum pension liability	15	(5)	10	15	(5)	10

Other comprehensive income, net	$4,438	($1,614)	$2,824	$5,185	($1,897)	$3,288

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the six months ended June 30,
	2011	2010

	(in thousands)
Supplemental schedule of noncash investing and
financing activities:
Cash paid during the period for income taxes	$3,921	$1,048
Cash paid during the period for interest	10,529	13,987
Transfer of loans and leases into other repossessed assets and other real estate owned	1,223	1,202
Transfer of leases held for sale to leases held for investment	1,517	1,888

Note 5. Earnings Per Share

All weighted average, actual share and per share information set forth in this quarterly report on Form 10-Q for the three and six months ended June 30, 2010 have been adjusted retroactively for the effects of the stock dividend granted on February 16, 2011. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010

Net income available to common shareholders	$4,564	$3,849	$8,049	$7,517
Less: earnings allocated to participating securities	33	20	58	40

Net income allocated to common shareholders	$4,531	$3,829	$7,991	$7,477

Weighted average number of common shares outstanding - basic (1)	25,290	25,083	25,270	25,052
Share-based plans (1)	190	79	157	21

Weighted average number of common shares- diluted (1)	25,480	25,162	25,427	25,073

Basic earnings per share	$0.18	$0.15	$0.32	$0.30

Diluted earnings per share	$0.18	$0.15	$0.31	$0.30

(1)	Adjusted for 5% stock dividend granted February 16, 2011 to shareholders of record January 31, 2011.

Options to purchase 633,893 shares of common stock at a weighted average price of $13.32 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended June 30, 2011 because the exercise price was greater than the average market price. Options to purchase 702,167 shares of common stock at a weighted average price of $12.97 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended June 30, 2010 because the exercise price was greater than the average market price.

Options to purchase 633,893 shares of common stock at a weighted average price of $13.32 per share, and 78,782 shares of restricted stock at a weighted average price of $9.88 per share, were outstanding and were not included in the computation of diluted earnings per share for the six months ended June 30, 2011 because the exercise price and the grant-date price were greater than the average market price. Options to purchase 702,167 shares of common stock at a weighted average price of $12.97 per share, a warrant to purchase 997,049 shares of common stock at a price of $8.88 per share, and 14,996 shares of restricted stock at a weighted average price of $11.34 per share were outstanding and were not included in the computation of diluted earnings per share for the six months ended June 30, 2010 because the exercise price and the grant-date price were greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	June 30, 2011				December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$58,117	$71	($121)	$58,067	$107,870	$294	$(867)	$107,297
Mortgage-backed securities	310,311	2,842	(878)	312,275	306,882	2,536	(3,566)	305,852
Obligations of states and political subdivisions	29,397	734	(75)	30,056	27,567	357	(375)	27,549
Other debt securities	22,032	116	(626)	21,522	22,582	102	(811)	21,873
Equity securities	21,560	616	(29)	22,147	23,979	559	(2)	24,536

	$441,417	$4,379	$(1,729)	$444,067	$488,880	$3,848	$(5,621)	$487,107

HELD TO MATURITY	June 30, 2011				December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$4,998	$145	$—	$5,143	$4,996	$229	$—	$5,225
Mortgage-backed securities	20,550	1,147	—	21,697	20,774	1,105	—	21,879
Obligations of states and political subdivisions	43,864	1,101	(23)	44,942	39,235	956	(84)	40,107
Other debt securities	1,563	77	—	1,640	1,568	40	(4)	1,604

	$70,975	$2,470	$(23)	$73,422	$66,573	$2,330	$(88)	$68,815

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	June 30, 2011

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$28,883	$28,919	$21,651	$21,865
Due after one year through five years	53,198	53,151	17,397	18,104
Due after five years through ten years	24,301	24,706	9,929	10,290
Due after ten years	3,164	2,869	1,448	1,466

	109,546	109,645	50,425	51,725
Mortgage-backed securities	310,311	312,275	20,550	21,697
Equity securities	21,560	22,147	—	—

Total securities	$441,417	$444,067	$70,975	$73,422

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Sale proceeds	$39,928	$ —	$39,928	$ —
Gross gains	500	—	500	1
Gross losses	(56)	—	(56)	—
Other than temporary impairment	—	—	—	—

Securities with a carrying value of approximately $315.5 million and $340.6 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

June 30, 2011	Less than 12 months		12 months or longer			Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. government agencies	$20,657	$121	$ —	$ —	4	$20,657	$121
Mortgage-backed securities	112,628	844	4,838	34	29	117,466	878
Obligations of states and political subdivisions	4,991	75	20	—	12	5,011	75
Other debt securities	500	—	6,328	626	4	6,828	626
Equity securities	4,518	29	—	—	3	4,518	29
	$143,294	$1,069	$11,186	$660	52	$154,480	$1,729

HELD TO MATURITY
Obligations of states and political subdivisions	$1,718	$14	$414	$9	6	$2,132	$23
	$1,718	$14	$414	$9	6	$2,132	$23

December 31, 2010	Less than 12 months		12 months or longer			Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. government agencies	$60,037	$867	$ —	$ —	13	$60,037	$867
Mortgage-backed securities	143,693	3,535	5,323	31	36	149,016	3,566
Obligations of states and political subdivisions	11,404	374	40	1	27	11,444	375
Other debt securities	4,962	38	6,182	773	4	11,144	811
Equity securities	—	—	1	2	1	1	2
	$220,096	$4,814	$11,546	$807	81	$231,642	$5,621

HELD TO MATURITY

Obligations of states and political subdivisions	$2,699	$76	$415	$8	8	$3,114	$84
Other debt securities	529	4	—	—	1	529	4
	$3,228	$80	$415	$8	9	$3,643	$88

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

•	The length of time the security’s fair value has been less than amortized cost; and
•	Adverse conditions related to the security or its issuer if the issuer has failed to make scheduled payments or other factors.

Note 7. Loans and Leases.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

	(in thousands)
Commercial, secured by real estate	$983,149	$970,240
Commercial, industrial and other	197,770	194,259
Leases	38,895	65,640
Leases held for sale, at fair value	—	1,517
Real estate-residential mortgage	393,062	403,561
Real estate-construction	67,309	70,775
Home equity and consumer	303,490	306,322

Total loans	1,983,675	2,012,314

Plus: deferred costs	1,174	2,303

Loans, net of deferred costs	$1,984,849	$2,014,617

Non-accrual and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-accrual loans and leases, its other real estate owned and other repossessed assets, its loans and leases past due 90 days or more and still accruing and its accruing troubled debt restructurings:

(in thousands)	June 30, 2011	December 31, 2010

Commercial, secured by real estate	$15,731	$12,905
Commercial, industrial and other	6,312	1,702
Leases, including leases held for sale	4,971	6,277
Real estate - residential mortgage	12,710	12,834
Real estate - construction	11,865	6,321
Home equity and consumer	3,456	2,930

Total non-accrual loans and leases	$55,045	$42,969
Other real estate and other repossessed assets	1,439	1,592

TOTAL NON-PERFORMING ASSETS	$56,484	$44,561

Non-performing assets as a percent of total assets	2.06%	1.60%

Loans and leases past due 90 days or more and still accruing	$2,793	$1,218

Troubled debt restructurings, still accruing	$7,476	$9,073

Non-accrual loans included $3.9 million and $3.6 million of troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively.

An age analysis of past due loans, segregated by class of loans as of June 30, 2011 and December 31, 2010, are as follows:

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$3,442	$3,592	$17,689	$24,723	$958,426	$983,149	$1,958
Commercial, industrial and other	1,244	171	6,313	7,728	190,042	197,770	1
Leases	713	171	4,971	5,855	33,040	38,895	—
Real estate - residential mortgage	3,017	1,632	13,191	17,840	375,222	393,062	481
Real estate - construction	—	—	11,865	11,865	55,444	67,309	—
Home equity and consumer	1,865	523	3,809	6,197	297,293	303,490	353

	$10,281	$6,089	$57,838	$74,208	$1,909,467	$1,983,675	$2,793

December 31, 2010
Commercial, secured by real estate	$4,387	$2,856	$13,557	$20,800	$949,440	$970,240	$651
Commercial, industrial and other	175	83	1,703	1,961	192,298	194,259	2
Leases, including leases held for sale	20,919	427	6,293	27,639	39,518	67,157	16
Real estate - residential mortgage	4,867	1,574	13,176	19,617	383,944	403,561	343
Real estate - construction	450	—	6,321	6,771	64,004	70,775	—
Home equity and consumer	3,459	842	3,137	7,438	298,884	306,322	206

	$34,257	$5,782	$44,187	$84,226	$1,928,088	$2,012,314	$1,218

Impaired Loans

Impaired loans as of June 30, 2011 and December 31, 2010 are as follows:

June 30, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$18,216	$22,817	$—	$145	$14,431
Commercial, industrial and other	5,922	8,185	—	—	1,003
Leases	—	—	—	—	—
Real estate-residential mortgage	415	415	—	13	569
Real estate-construction	11,829	15,329	—	14	10,513
Home equity and consumer	—	—	—	7	340
Loans with specific allowance:
Commercial, secured by real estate	3,339	5,366	334	3	3,678
Commercial, industrial and other	444	568	89	2	327
Leases	—	—	—	—	—
Real estate-residential mortgage	396	396	59	11	396
Real estate-construction	36	100	4	—	36
Home equity and consumer	787	787	44	16	787
Total:
Commercial, secured by real estate	$21,555	$28,183	$334	$148	$18,109
Commercial, industrial and other	6,366	8,753	89	2	1,330
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	811	811	59	24	965
Real estate-construction	11,865	15,429	4	14	10,549
Home equity and consumer	787	787	44	23	1,127

	$41,384	$53,963	$530	$211	$32,080

December 31, 2010	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,176	$19,083	$—	$206	$11,551
Commercial, industrial and other	513	530	—	—	375
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	969	969	—	30	776
Real estate-construction	7,302	8,330	—	9	3,195
Home equity and consumer	—	—	—	—	123
Loans with specific allowance:
Commercial, secured by real estate	3,992	5,191	403	6	11,180
Commercial, industrial and other	1,243	1,400	511	2	2,485
Leases, including leases held for sale	91	91	49	—	114
Real estate-residential mortgage	397	397	60	6	347
Real estate-construction	69	309	7	—	1,005
Home equity and consumer	1,249	1,249	103	41	529
Total:
Commercial, secured by real estate	$18,168	$24,274	$403	$212	$22,731
Commercial, industrial and other	1,756	1,930	511	2	2,860
Leases, including leases held for sale	91	91	49	—	114
Real estate-residential mortgage	1,366	1,366	60	36	1,123
Real estate-construction	7,371	8,639	7	9	4,200
Home equity and consumer	1,249	1,249	103	41	652

	$30,001	$37,549	$1,133	$300	$31,680

The average recorded investment in impaired loans and leases for the first six months of 2010 was $32.0 million and the income recognized, primarily on a cash basis, on impaired loans during the first six months of 2010 was $133,000. Interest that would have been accrued on impaired loans and leases during the first six months of 2011 and 2010 had the loans been performing under original terms would have been $1.4 million and $1.3 million, respectively.

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

The following table shows the Company’s commercial loan portfolio as of June 30, 2011 and December 31, 2010, by the risk ratings discussed above (in thousands):

June 30 2011	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$8	$—
2	—	4,467	—
3	17,447	15,860	6,807
4	305,925	47,993	11,499
5	529,062	88,207	29,684
5W - Watch	45,299	14,257	930
6 - Other Assets Especially Mentioned	41,286	14,604	928
7 - Substandard	43,959	12,330	17,150
8 - Doubtful	171	44	311
9 - Loss	—	—	—

Total	$983,149	$197,770	$67,309

December 31, 2010	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$9	$—
2	—	4,454	—
3	30,704	14,279	—
4	280,478	41,018	10,317
5	495,798	102,217	35,627
5W - Watch	61,383	14,925	1,908
6 - Other Assets Especially Mentioned	48,382	6,593	17,361
7 - Substandard	53,291	10,205	5,562
8 - Doubtful	204	559	—
9 - Loss	—	—	—

Total	$970,240	$194,259	$70,775

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment performance status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases:

Six Months ended June 30, 2011 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total

	(in thousands)
Beginning Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331
Charge-offs	(3,445)	(3,221)	(1,811)	(455)	(2,466)	(1,154)	($12,552)
Recoveries	1,861	139	869	31	—	240	$3,140
Provision	4,327	3,261	(474)	936	1,252	1,031	$10,333

Ending Balance	$14,109	$5,292	$2,061	$3,140	$962	$2,688	$28,252

Ending Balance: Individually evaluated for impairment	$334	$89	$—	$59	$4	$44	$530
Ending Balance: Collectively evaluated for impairment	13,775	5,203	2,061	3,081	958	2,644	$27,722

Ending Balance	$14,109	$5,292	$2,061	$3,140	$962	$2,688	$28,252

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$21,555	$6,366	$—	$811	$11,865	$787	$41,384
Ending Balance: Collectively evaluated for impairment	961,594	191,404	38,895	392,251	55,444	302,703	$1,942,291

Ending Balance	$983,149	$197,770	$38,895	$393,062	$67,309	$303,490	$1,983,675

Year ended December 31, 2010 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total

	(in thousands)
Beginning Balance	$9,285	$4,647	$4,308	$1,286	$3,198	$2,839	$25,563
Charge-offs	(7,510)	(3,298)	(4,307)	(397)	(1,756)	(2,250)	($19,518)
Recoveries	134	62	1,391	7	—	411	$2,005
Provision	9,457	3,702	2,085	1,732	734	1,571	$19,281

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Ending Balance: Individually evaluated for impairment	$403	$511	$49	$60	$7	$103	$1,133
Ending Balance: Collectively evaluated for impairment	10,963	4,602	3,428	2,568	2,169	2,468	$26,198

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,168	$1,756	$91	$1,366	$7,371	$1,249	$30,001
Ending Balance: Collectively evaluated for impairment	952,072	192,503	65,549	402,195	63,404	305,073	$1,980,796

Ending Balance(1)	$970,240	$194,259	$65,640	$403,561	$70,775	$306,322	$2,010,797

(1)	Excludes leases held for sale and deferred costs

Leases

Lakeland had no leases held for sale as of June 30, 2011, compared to $1.5 million as of December 31, 2010. Management recorded mark-to-market adjustments on the pools of leases based on indications of interest from potential buyers, and sales prices of similar leases previously sold adjusted for differences in types of collateral and other characteristics. During the first quarter of 2011, management reclassified $1.5 million of leases held for sale as held for investment because management’s intent regarding these leases had changed. The following table shows the components of gains on leasing related assets for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Gains on sales of leases	$0	$17	$143	$27
Realized gains on paid off leases	317	271	556	407
(Losses) gains on other repossessed assets	(87)	267	(6)	425

Total gains on leasing related assets	$230	$555	$693	$859

Other Real Estate and Other Repossessed Assets

At June 30, 2011, the Company had other repossessed assets and other real estate owned of $488,000 and $951,000, respectively. At December 31, 2010, the Company had other repossessed assets and other real estate owned of $558,000 and $1.0 million, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Interest cost	$24	$24	$48	$48
Expected return on plan assets	(22)	(19)	(44)	(39)
Amortization of unrecognized net actuarial loss	12	13	24	27

Net periodic benefit expense	$14	$18	$28	$36

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Service cost	$6	$7	$12	$14
Interest cost	12	13	24	25
Amortization of prior service cost	4	7	8	15
Amortization of unrecognized net actuarial loss	2	2	4	4

Net periodic benefit expense	$24	$29	$48	$58

The Company made contributions of $88,000 and $80,000 to the plan during the six months ended June 30, 2011 and 2010, respectively. The Company does not expect to make any more contributions for the remainder of 2011.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of June 30, 2011 or December 31, 2010. During the six months ended June 30, 2011, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets:	(in thousands)
Investment securities, available for sale
US government agencies	$ —	$58,067	$ —	$58,067
Mortgage backed securities	—	312,275	—	312,275
Obligations of states and political subdivisions	—	30,056	—	30,056
Corporate debt securities	—	21,522	—	21,522
Equity securities	2,189	19,958	—	22,147

Total securities available for sale	$2,189	$441,878	$ —	$444,067

December 31, 2010
Assets:
Investment securities, available for sale
US government agencies	$ —	$107,297	$ —	$107,297
Mortgage backed securities	—	305,852	—	305,852
Obligations of states and political subdivisions	—	27,549	—	27,549
Corporate debt securities	—	21,873	—	21,873
Equity securities	2,090	22,446	—	24,536

Total securities available for sale	$2,090	$485,017	$ —	$487,107

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets:	(in thousands)
Impaired Loans and Leases	$—	$—	$41,384	$41,384
Other real estate owned and other repossessed assets	—	—	1,439	1,439

December 31, 2010
Assets:
Impaired Loans and Leases	—	—	30,001	$30,001
Other real estate owned and other repossessed assets	—	—	1,592	$1,592

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2011 and December 31, 2010 are outlined below.

The net loan portfolio at June 30, 2011 and December 31, 2010 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2011		2010
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial Assets:	(in thousands)
Cash and cash equivalents	$71,665	$71,665	$49,278	$49,278
Investment securities available for sale	444,067	444,067	487,107	487,107
Investment securities held to maturity	70,975	73,422	66,573	68,815
Loans, including leases held for sale	1,984,849	1,991,670	2,014,617	2,008,192
Financial Liabilities:
Deposits	2,182,383	2,185,391	2,195,889	2,199,018
Federal funds purchased and securities sold under agreements to repurchase	90,251	90,251	52,123	52,123
Other borrowings	130,000	143,876	195,000	209,631
Subordinated debentures	77,322	77,912	77,322	78,707
Commitments:
Standby letters of credit	—	100	—	78

Note 11. Preferred Stock

On March 16, 2011, the Company redeemed 20,000 shares of its Fixed Rate Cumulative Preferred Stock, Series A originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program (“CPP”). The Company paid to the Treasury $20.1 million, which included $20.0 million of principal and $86,000 in accrued and unpaid dividends, on March 16, 2011. As a result of the early payment, the Company also accelerated the accretion of $745,000 of the preferred stock discount during the six months ended June 30, 2011. The warrant previously issued to the Treasury to purchase 997,049 shares of common stock at an exercise price of $8.88, subject to anti-dilution adjustments, remains outstanding.

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

In May 2011, the FASB and the International Accounting Standards Board (the “IASB”) issued new accounting guidance on fair value measurement and disclosure requirements. This guidance is the result of work by the FASB and IASB to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). As a result, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective during interim and annual periods beginning after December 15, 2011. The guidance is to be applied prospectively, and early application by public entities is not permitted. Adoption of the guidance is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued accounting guidance updating the requirements regarding the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. This amendment will be applied prospectively and the amendments are effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. Adoption of the guidance is not expected to have a significant impact on the Company’s financial statements.

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

Results of Operations

(Second Quarter 2011 Compared to Second Quarter 2010)

Net Income

Net income for the second quarter of 2011 was $4.9 million, compared to net income of $4.8 million for the same period in 2010. Net income available to common shareholders was $4.6 million compared to net income of $3.8 million for the same period last year. Dividends on preferred stock and accretion decreased to $294,000 for the second quarter of 2011 from $904,000 for the same period last year. The lower dividends and accretion reflect a total of $40.0 million in repayments to the U.S. Department of the Treasury to repurchase preferred stock under the CPP. Diluted earnings per share was $0.18 for the second quarter of 2011, compared to diluted earnings per share of $0.15 for the same period last year.

Net Interest Income

Net interest income on a tax equivalent basis for the second quarter of 2011 was $24.7 million, compared to $25.2 million earned in the second quarter of 2010. The net interest margin decreased from 3.96% in the second quarter of 2010 to 3.90% in the second quarter of 2011, primarily as a result of a 30 basis point decline in the yield on interest-earning assets, which was partially offset by a 26 basis point reduction in the cost of interest-bearing liabilities. The net interest spread as a result declined four basis points to 3.72%. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, June 30, 2011			For the three months ended, June 30, 2010
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$1,983,253	$26,120	5.28%	$1,999,494	$28,049	5.63%
Taxable investment securities	459,887	2,962	2.58%	421,555	3,009	2.86%
Tax-exempt securities	71,158	780	4.38%	60,831	765	5.03%
Federal funds sold (B)	28,053	11	0.16%	68,263	40	0.23%
Total interest-earning assets	2,542,351	29,873	4.71%	2,550,143	31,863	5.01%
Noninterest-earning assets:
Allowance for loan and lease losses	(29,371)			(27,450)
Other assets	249,044			249,031
TOTAL ASSETS	$2,762,024			$2,771,724

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$333,036	$130	0.16%	$321,699	$149	0.19%
Interest-bearing transaction accounts	1,074,620	1,464	0.55%	1,051,107	1,993	0.76%
Time deposits	411,216	1,213	1.18%	477,542	1,726	1.45%
Borrowings	271,367	2,372	3.50%	281,319	2,798	3.98%
Total interest-bearing liabilities	2,090,239	5,179	0.99%	2,131,667	6,666	1.25%
Noninterest-bearing liabilities:
Demand deposits	411,212			351,970
Other liabilities	12,118			12,810
Stockholders’ equity	248,455			275,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,762,024			$2,771,724
Net interest income/spread		24,694	3.72%		25,197	3.76%
Tax equivalent basis adjustment		273			268
NET INTEREST INCOME		$24,421			$24,929
Net interest margin (C)			3.90%			3.96%
(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $31.9 million in the second quarter of 2010 to $29.9 million in the second quarter of 2011, a decrease of $2.0 million, or 6%. The decrease in interest income was due primarily to a 30 basis point decrease in the yield on interest earning assets, as a result of lower yields on new loans and investments, along with a lower percentage of earning assets being deployed in loans and leases. The yield on average loans and leases at 5.28% in the second quarter of 2011 was 35 basis points lower than the second quarter of 2010. The yield on average taxable and tax exempt investment securities decreased by 28 basis points and 65 basis points, respectively, in the second quarter of 2011. Average loans and leases at $1.98 billion decreased $16.2 million from the second quarter of 2010, while average investment securities at $531.0 million increased $48.7 million. Loans and leases typically earn higher yields than investment securities.

Total interest expense decreased from $6.7 million in the second quarter of 2010 to $5.2 million in the second quarter of 2011, a decrease of $1.5 million, or 22%. The cost of average interest-bearing liabilities decreased from 1.25% in the second quarter of 2010 to 0.99% in 2011. The decrease in yield was due to the continuing low rate environment along with a change in the mix of interest-bearing liabilities. Average rates paid on interest-bearing liabilities declined in all categories. Savings and interest-bearing transaction accounts as a percent of interest-bearing liabilities increased from 64% in the second quarter of 2010 to 67% in the second quarter of 2011. Time deposits as a percent of interest-bearing liabilities declined from 22% in the second quarter of 2010 to 20% in the second quarter of 2011 as customers preferred to keep their deposits in short-term transaction accounts in the current low rate environment. Average borrowings decreased from $281.3 million in the second quarter of 2010 to $271.4 million in 2011.

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

In the second quarter of 2011, a $5.4 million provision for loan and lease losses was recorded, which was $405,000 greater than the provision for the same period last year. During the second quarter of 2011, the Company charged off loans of $6.9 million and recovered $1.6 million in previously charged off loans and leases compared to $4.9 million and $763,000, respectively, during the same period in 2010. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $157,000, or 3%, to $4.7 million in the second quarter of 2011 compared to the second quarter of 2010. The increase in noninterest income was due primarily to gains on investment securities, which were $444,000 in the second quarter of 2011 compared to no gains in the second quarter of 2010. Commissions and fees at $1.0 million increased by $207,000, or 25%, primarily due to a $125,000, or 52%, increase in investment commission income. Gains on leasing related assets at $230,000 decreased by $325,000, reflecting a smaller portfolio, while other income at $66,000 was $214,000 lower than the same period last year, as the Company recorded a gain of $181,000 on the sale of a branch office building in the second quarter of 2010. Income on bank owned life insurance at $359,000 was $26,000 less than the same period last year primarily as a result of decreases in rates for the underlying policies.

Noninterest Expense

Noninterest expense totaling $16.7 million decreased $375,000, or 2%, in the second quarter of 2011 from the second quarter of 2010. The decrease in noninterest expense in this quarter was due primarily to a $369,000 reduction in FDIC expenses as a result of changes made by the FDIC in the method of calculating assessment rates. Additionally, collection expense totaling $60,000 was $99,000 lower than the same period in 2010 due primarily to a reduction in leasing related costs. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.2% in the second quarter of 2011, compared to 55.9% for the same period last year reflecting continued management of expenses. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the three months ended June 30,
	2011	2010

	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$16,732	$17,107
Less:
Amortization of core deposit intangibles	(266)	(266)
Other real estate owned and other repossessed asset expense	(200)	(198)

Noninterest expense, as adjusted	$16,266	$16,643

Net interest income	$24,421	$24,929
Noninterest income	4,710	4,553

Total revenue	29,131	29,482
Plus: Tax-equivalent adjustment on municipal securities	273	268
Less: gains on investment securities	(444)	—

Total revenue, as adjusted	$28,960	$29,750

Efficiency ratio	56.17%	55.94%

Income Taxes

The Company’s effective tax rate was 30.5% in the second quarter of 2011, compared to 35.5% in the second quarter of 2010. The decrease in the effective tax rate was driven by increased tax benefits attributable to the real estate investment trust (“REIT”) subsidiary established in December 2010.

Results of Operations

(Year to Date 2011 Compared to Year to Date 2010)

Net Income

Net income for the first half of 2011 was $9.6 million, compared to net income of $9.3 million for the same period in 2010. Net income available to common shareholders was $8.0 million compared to net income of $7.5 million for the same period last year. Diluted earnings per share was $0.31 for the first half of 2011, compared to diluted earnings per share of $0.30 per share for the same period last year. Dividends on preferred stock and accretion declined from $1.8 million for the first six months of 2010 to $1.6 million for the same period in 2011 reflecting repayments to the U.S. Department of the Treasury to repurchase preferred stock under the CPP. These repayments consisted of a $20.0 million repayment in August of 2010 and a $20.0 million repayment in March of 2011. Dividends on preferred stock and accretion in 2011 include a non-cash charge of $745,000 reflecting the acceleration of the preferred stock discount accretion on the $20.0 million payment in 2011.

Net Interest Income

Net interest income on a tax equivalent basis for the first half of 2011 was $49.5 million, which was $517,000 less than the $50.1 million earned in the first half of 2010. The net interest margin decreased from 3.98% in the first half of 2010 to 3.90% in the first half of 2011, primarily as a result a 35 basis point decline in the yield on interest-earning assets, which was partially offset by a 30 basis point reduction in the cost of interest-bearing liabilities. The net interest spread as a result declined four basis points to 3.73%. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $65.5 million. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the six months ended, June 30, 2011			For the six months ended, June 30, 2010
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$1,991,609	$52,785	5.34%	$2,004,414	$56,301	5.66%
Taxable investment securities	468,241	5,675	2.42%	413,644	5,992	2.90%
Tax-exempt securities	69,386	1,548	4.46%	61,657	1,565	5.08%
Federal funds sold (B)	30,461	23	0.15%	58,240	68	0.23%
Total interest-earning assets	2,559,697	60,031	4.72%	2,537,955	63,926	5.07%
Noninterest-earning assets:
Allowance for loan and lease losses	(29,124)			(26,920)
Other assets	248,813			250,778
TOTAL ASSETS	$2,779,386			$2,761,813

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$327,660	$256	0.16%	$317,386	$335	0.21%
Interest-bearing transaction accounts	1,084,070	2,969	0.55%	1,063,088	4,356	0.83%
Time deposits	412,342	2,513	1.22%	474,636	3,582	1.51%
Borrowings	282,674	4,746	3.36%	280,209	5,589	3.99%
Total interest-bearing liabilities	2,106,746	10,484	1.00%	2,135,319	13,862	1.30%
Noninterest-bearing liabilities:
Demand deposits	406,080			340,624
Other liabilities	12,291			12,566
Stockholders’ equity	254,269			273,304
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,779,386			$2,761,813
Net interest income/spread		49,547	3.73%		50,064	3.77%
Tax equivalent basis adjustment		542			548
NET INTEREST INCOME		$49,005			$49,516
Net interest margin (C)			3.90%			3.98%
(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $63.9 million in the first half of 2010 to $60.0 million in the first half of 2011, a decrease of $3.9 million, or 6%. The decrease in interest income was due to a 35 basis point decrease in the yield on interest earning assets, which resulted from lower yields on new loans and investments, and the change in mix discussed previously in the comparison of the results of operations between the second quarter of 2011 and 2010.

Total interest expense decreased from $13.9 million in the first half of 2010 to $10.5 million in the first half of 2011, a decrease of $3.4 million, or 24%. Average interest-bearing liabilities decreased $28.6 million, while the cost of those liabilities decreased from 1.30% in 2010 to 1.00% in 2011 for the same reasons as discussed in the quarterly analysis. Average deposits increased from $2.20 billion in the first half of 2010 to $2.23 billion in the first half of 2011, an increase of $34.4 million, or 2%.

Provision for Loan and Lease Losses

In the first half of 2011, a $10.3 million provision for loan and lease losses was recorded, compared to $9.9 million for the same period last year. During the first half of 2011, the Company charged off loans of $12.6 million and recovered $3.1 million in previously charged off loans and leases compared to $9.0 million and $1.3 million, respectively, during the same period in 2010. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $278,000, or 3%, to $8.9 million in the first half of 2011 compared to the first half of 2010. Noninterest income increased for the same reasons discussed in the quarterly comparison, reflecting a $444,000 gain on investment securities and a $154,000 increase in commissions and fees. Gains on leasing related assets at $693,000 and income on bank owned life insurance at $714,000 were $166,000 and $57,000 less than the same period last year, respectively, due to the same reasons discussed in the quarterly comparison. Additionally, other income was $197,000 lower in the first half of 2011 due to the aforementioned sale of a branch office building in the first half of 2010.

Noninterest Expense

Noninterest expense totaling $33.8 million decreased $129,000 in the first half of 2011 compared to the first six months of 2010. FDIC expense at $1.5 million and collection expenses at $125,000 were $355,000 and $182,000 lower, respectively, than the same period in 2010 due to the same reasons discussed in the quarterly comparison. Stationery, supplies and postage at $760,000 in the first half of 2011 decreased $52,000 primarily as a result of a reduction in postage expense due to the implementation of electronic statement delivery. Legal expense totaling $706,000 was $58,000, or 8%, lower than the first six months of 2010, while other real estate and repossessed asset expense at $472,000 increased $237,000. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.43% in the first half of 2011, compared to 56.40% for the same period last year reflecting continued management of expenses. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the six months ended June 30,
	2011	2010

	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$33,758	$33,887
Less:
Amortization of core deposit intangibles	(531)	(531)
Other real estate owned and other repossessed asset expense	(472)	(235)

Noninterest expense, as adjusted	$32,755	$33,121

Net interest income	$49,005	$49,516
Noninterest income	8,940	8,662

Total revenue	57,945	58,178
Plus: Tax-equivalent adjustment on municipal securities	542	548
Less: gains on investment securities	(444)	(1)

Total revenue, as adjusted	$58,043	$58,725

Efficiency ratio	56.43%	56.40%

Income Taxes

The Company’s effective tax rate was 30.5% in the first half of 2011, compared to 35.3% in the first half of 2010. The decrease in the effective tax rate was driven by increased tax benefits attributable to the real estate investment trust (“REIT”) subsidiary established in December 2010.

Financial Condition

The Company’s total assets decreased $51.3 million from $2.79 billion at December 31, 2010, to $2.74 billion at

June 30, 2011 due primarily to a 7% reduction in investment securities and a 1% reduction in total loans. Total deposits decreased 1%, while non-interest bearing transaction accounts increased 7%.

Loans and Leases

Gross loans and leases, including leases held for sale, at $1.98 billion decreased by $28.6 million from December 31, 2010. The decrease in gross loans and leases is primarily due to leases at $38.9 million and residential mortgages at $393.1 million decreasing $28.3 million and $10.5 million, respectively. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets increased from $44.6 million, or 1.60% of total assets, on December 31, 2010 to $56.5 million, or 2.06% of total assets, on June 30, 2011. The majority of the increase was in commercial loan and real estate construction loan non-accruals, which increased $7.4 million and $5.5 million, respectively from December 31, 2010. The increase in non-accruals resulted primarily from three loan relationships that became non-performing totaling $16.5 million. Leases on non-accrual decreased $1.3 million from December 31, 2010 to $5.0 million on June 30, 2011. Non-accrual leases include $4.0 million in net receivables related to one lessee who has named the Company and other unrelated parties in a complaint in connection with the leases. For more information, please see Legal Proceedings in Item 1 of Part II of this Quarterly Report on Form 10-Q. Commercial loan non-accruals at June 30, 2011 included six loan relationships with balances over $1.0 million, totaling $21.6 million, and four loan relationships between $500,000 and $1.0 million, totaling $3.2 million.

Loans and leases past due ninety days or more and still accruing at June 30, 2011 increased $1.6 million to $2.8 million from $1.2 million on December 31, 2010. Loans and leases past due 90 days or more and still accruing are those loans and leases that are considered both well-secured and in process of collection.

On June 30, 2011, the Company had $7.5 million in loans that were troubled debt restructurings and still accruing interest income compared to $9.1 million on December 31, 2010. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On June 30, 2011, the Company had $41.4 million in impaired loans and leases (consisting primarily of non-accrual and restructured loans and leases) compared to $30.0 million at year-end 2010. Impaired loans increased from year-end 2010 as a result of the increase in non-accrual commercial loans. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $530,000 has been allocated as a portion of the allowance for loan and lease losses for impairment at June 30, 2011. At June 30, 2011, the Company also had $36.8 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $47.0 million at December 31, 2010.

There were no loans and leases at June 30, 2011, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010	Year ended December 31, 2010

Balance of the allowance at the beginning of the year	$27,331	$25,563	$25,563

Loans and leases charged off:
Commercial, secured by real estate (1)	5,911	4,312	9,266
Commercial, industrial and other	3,221	1,189	3,298
Leases	1,811	2,425	4,307
Real estate—mortgage	455	80	397
Home equity and consumer	1,154	1,007	2,250

Total loans charged off	12,552	9,013	19,518

Recoveries:
Commercial, secured by real estate (1)	1,861	108	134
Commercial, industrial and other	139	2	62
Leases	870	934	1,391
Real estate—mortgage	31	5	7
Home equity and consumer	239	249	411

Total Recoveries	3,140	1,298	2,005

Net charge-offs:	9,412	7,715	17,513
Provision for loan and lease losses	10,333	9,880	19,281

Ending balance	$28,252	$27,728	$27,331

Ratio of annualized net charge-offs to average loans and leases outstanding	0.95%	0.78%	0.88%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.42%	1.39%	1.36%

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

While non-performing loans and leases increased from $43.0 million on December 31, 2010 to $55.0 million on

June 30, 2011, the allowance for loan and lease losses as a percent of total loans increased to 1.42% of total loans on June 30, 2011, compared to 1.36% as of December 31, 2010. As discussed above, the increase in non-performing loans was related primarily to three loan relationships. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans are adequate. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2011. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $553.7 million on December 31, 2010 to $515.0 million on June 30, 2011, a decrease of $38.6 million, or 7%.

Deposits

Total deposits decreased from $2.20 billion on December 31, 2010 to $2.18 billion on June 30, 2011, a decrease of $13.5 million, or 1%. Savings and interest-bearing transaction accounts totaling $1.37 billion decreased $29.0 million from December 31, 2010, while time deposits totaling $402.4 million decreased $10.5 million. Noninterest bearing deposits increased $25.9 million, or 7%, to $409.8 million, resulting primarily from an increase in commercial noninterest bearing deposits.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2011 follows.

Cash and cash equivalents, totaling $71.7 million on June 30, 2011, increased $22.4 million from December 31, 2010. Operating activities provided $25.6 million in net cash. Investing activities provided $60.2 million in net cash, primarily reflecting maturities, repayments and sales of securities. Financing activities used $63.4 million in net cash, reflecting repayments of other borrowings and the redemption of $20.0 million in preferred stock. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2011. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$13,509	$1,765	$3,032	$2,540	$6,172
Benefit plan commitments	5,018	185	370	300	4,163
Remaining contractual maturities of time deposits	402,398	301,403	86,132	13,942	921
Subordinated debentures	77,322	—	—	—	77,322
Loan commitments	414,006	328,531	53,129	2,148	30,198
Long-term debt	130,000	15,000	40,000	30,000	45,000
Interest on long-term debt*	118,701	9,152	16,105	12,649	80,795
Series A Preferred Stock	19,000	—	—	—	19,000
Interest on Series A Preferred Stock	11,044	950	2,185	3,420	4,489
Standby letters of credit	9,477	7,297	1,963	137	80

Total	$1,200,475	$664,283	$202,916	$65,136	$268,140

*Includes interest on long-term debt and subordinated debentures at a weighted rate of 4.47%.

Capital Resources

Total stockholders’ equity decreased from $260.7 million on December 31, 2010 to $250.6 million on June 30, 2011, a decrease of $10.1 million, or 4%. Book value per common share increased to $9.11 on June 30, 2011 from $8.82 on December 31, 2010. The decrease in stockholders’ equity from December 31, 2010 to June 30, 2011 was primarily due to the $20.0 million redemption of preferred stock and payment of cash dividends of $3.3 million. This was partially offset by $9.6 million in net income and a $2.8 million increase in accumulated other comprehensive income relating to an increase in market value in the Company’s available for sale securities portfolio.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2011, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at June 30, 2011 are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio June 30, 2011	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2011	Total Capital to Risk-Weighted Assets Ratio June 30, 2011
The Company	8.09%	10.95%	13.26%
Lakeland Bank	8.30%	11.24%	12.50%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

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

(dollars in thousands, except per share amounts)	June 30, 2011	December 31, 2010

Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$232,201	$223,235
Less:
Goodwill	87,111	87,111
Other identifiable intangible assets, net	47	578

Total tangible common stockholders’ equity at end of period - Non- GAAP	$145,043	$135,546

Shares outstanding at end of period	25,498	25,322

Book value per share - GAAP	$9.11	$8.82

Tangible book value per share - Non-GAAP	$5.69	$5.35

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non- GAAP	$145,043	$135,546

Total assets at end of period	$2,741,335	$2,792,674
Less:
Goodwill	87,111	87,111
Other identifiable intangible assets, net	47	578

Total tangible assets at end of period - Non-GAAP	$2,654,177	$2,704,985

Common equity to assets - GAAP	8.47%	7.99%

Tangible common equity to tangible assets - Non-GAAP	5.46%	5.01%

	For the three months ended,		For the six months ended,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Calculation of return on average tangible common equity
Net income - GAAP	$4,858	$4,753	$9,629	$9,319

Total average common stockholders’ equity	230,123	$219,028	$228,098	$217,138
Less:
Average goodwill	87,111	87,111	87,111	87,111
Average other identifiable intangible assets, net	194	1,255	326	1,387

Total average tangible common stockholders’ equity - Non-GAAP	$142,818	$130,662	$140,661	$128,640

Return on average common stockholders’ equity - GAAP	8.47%	8.70%	8.51%	8.65%

Return on average tangible common stockholders’ equity - Non-GAAP	13.64%	14.59%	13.80%	14.61%

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $96.6 milllion. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-5.0%			-5.0%
June 30, 2011	-3.1%	-1.3%	-1.8%	-2.7%
December 31, 2010	-3.3%	-1.5%	-1.9%	-2.6%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2011 (the base case) was $342.0 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-25.0%			-25.0%
June 30, 2011	-6.1%	-1.1%	-4.3%	-10.7%
December 31, 2010	-7.9%	-2.0%	-2.5%	-8.6%

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

(b)     Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Reserved

Item 5.	Other Information	Not Applicable

Item 6. Exhibits

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: August 9, 2011