Form 10-Q
period 2011-09-30
LAKELAND BANCORP INC
filed 2011-11-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 September 30, 2011

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

As of October 31, 2011 there were 25,528,766 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS:	(dollars in thousands)
Cash	$44,424	$26,063
Interest-bearing deposits due from banks	20,834	23,215

Total cash and cash equivalents	65,258	49,278

Investment securities available for sale	448,885	487,107
Investment securities held to maturity; fair value of $68,656 in 2011 and $68,815 in 2010	66,134	66,573
Leases held for sale	—	1,517
Loans, net of deferred costs	1,992,775	2,013,100
Less: allowance for loan and lease losses	28,024	27,331

Net loans	1,964,751	1,987,286
Premises and equipment, net	27,311	27,554
Accrued interest receivable	8,128	8,849
Goodwill	87,111	87,111
Other identifiable intangible assets, net	—	578
Bank owned life insurance	44,354	43,284
Other assets	29,836	35,054

TOTAL ASSETS	$2,741,768	$2,792,674

LIABILITIES
Deposits:
Noninterest bearing	$424,789	$383,877
Savings and interest-bearing transaction accounts	1,411,058	1,399,163
Time deposits under $100 thousand	222,337	241,911
Time deposits $100 thousand and over	174,381	170,938

Total deposits	2,232,565	2,195,889
Federal funds purchased and securities sold under agreements to repurchase	53,175	52,123
Other borrowings	110,000	195,000
Subordinated debentures	77,322	77,322
Other liabilities	13,808	11,631

TOTAL LIABILITIES	2,486,870	2,531,965

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 19,000 shares at September 30, 2011 and 39,000 shares at December 31, 2010	18,424	37,474
Common stock, no par value; authorized shares, 40,000,000; issued 25,976,648 shares at September 30, 2011 and 25,977,592 shares at December 31, 2010	270,068	271,595
Accumulated deficit	(29,351)	(38,004)
Treasury stock, at cost, 448,984 shares at September 30, 2011 and 655,768 at December 31, 2010	(5,957)	(8,683)
Accumulated other comprehensive gain (loss)	1,714	(1,673)

TOTAL STOCKHOLDERS’ EQUITY	254,898	260,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,741,768	$2,792,674

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$25,999	$27,670	$78,784	$83,971
Federal funds sold and interest-bearing deposits with banks	16	42	39	110
Taxable investment securities	2,773	3,107	8,448	9,099
Tax-exempt investment securities	500	495	1,506	1,512

TOTAL INTEREST INCOME	29,288	31,314	88,777	94,692

INTEREST EXPENSE
Deposits	2,572	3,584	8,310	11,857
Federal funds purchased and securities sold under agreements to repurchase	18	27	73	95
Other borrowings	2,347	2,713	7,038	8,234

TOTAL INTEREST EXPENSE	4,937	6,324	15,421	20,186

NET INTEREST INCOME	24,351	24,990	73,356	74,506
Provision for loan and lease losses	4,058	4,857	14,391	14,737

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	20,293	20,133	58,965	59,769
NONINTEREST INCOME
Service charges on deposit accounts	2,623	2,678	7,672	7,626
Commissions and fees	915	965	2,787	2,683
Gains on investment securities	785	1,681	1,229	1,682
Income on bank owned life insurance	356	376	1,070	1,147
Gains on leasing related assets	117	312	810	1,171
Other income	299	77	467	442

TOTAL NONINTEREST INCOME	5,095	6,089	14,035	14,751

NONINTEREST EXPENSE
Salaries and employee benefits	9,280	9,073	27,465	26,972
Net occupancy expense	1,692	1,594	5,205	5,025
Furniture and equipment	1,172	1,270	3,561	3,661
Stationery, supplies and postage	298	360	1,058	1,172
Marketing expense	612	511	1,846	1,713
Core deposit intangible amortization	46	265	577	796
FDIC insurance expense	636	937	2,178	2,834
Collection expense	70	188	195	495
Legal expense	457	411	1,163	1,175
Expenses on other real estate owned and other repossessed assets	336	119	808	354
Long term debt prepayment fee	800	1,835	800	1,835
Other expenses	2,641	2,388	6,942	6,806

TOTAL NONINTEREST EXPENSE	18,040	18,951	51,798	52,838

Income before provision for income taxes	7,348	7,271	21,202	21,682
Income tax expense	2,242	2,399	6,467	7,491

NET INCOME	$5,106	$4,872	$14,735	$14,191

Dividends on Preferred Stock and Accretion	293	1,589	1,873	3,391

Net Income Available to Common Stockholders	$4,813	$3,283	$12,862	$10,800

PER SHARE OF COMMON STOCK
Basic earnings	$0.19	$0.13	$0.50	$0.43

Diluted earnings	$0.19	$0.13	$0.50	$0.43

Dividends	$0.06	$0.05	$0.18	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months ended September 30, 2011

						Accumulated Other Comprehensive Income (Loss)
	Common stock		Series A Preferred Stock
	Number of Shares	Amount		Accumulated deficit	Treasury Stock		Total

	(dollars in thousands)
BALANCE DECEMBER 31, 2010	25,977,592	$271,595	$37,474	($38,004)	($8,683)	($1,673)	$260,709
Comprehensive income:
Net Income	—	—	—	14,735	—	—	14,735
Other comprehensive income, net of tax	—	—	—	—	—	3,387	3,387

Total comprehensive income							18,122

Preferred dividends	—	—	—	(923)	—	—	(923)
Accretion of discount	—	—	950	(950)	—	—	—
Stock based compensation	—	474	—	—	—	—	474
Redemption of preferred stock	—	—	(20,000)	—	—	—	(20,000)
Adjustment for stock dividend	(944)	(309)	—	309	—	—	—
Issuance of restricted stock awards	—	(1,262)	—	—	1,262	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(375)	—	(757)	1,308	—	176
Exercise of stock options, net of excess tax benefits	—	(55)	—	—	156	—	101
Cash dividends, common stock	—	—	—	(3,761)	—	—	(3,761)

BALANCE September 30, 2011 (UNAUDITED)	25,976,648	$270,068	$18,424	($29,351)	($5,957)	$1,714	$254,898

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income	$14,735	$14,191
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,161	2,828
Depreciation and amortization	2,962	3,103
Provision for loan and lease losses	14,391	14,737
Gains on securities	(1,229)	(1,682)
Gains on leases	(824)	(635)
Losses (gains) on sales of other assets	77	(536)
Gains on sales of premises and equipment	(163)	(82)
Stock-based compensation	474	402
Decrease in other assets	2,643	7,947
Increase in other liabilities	2,325	559

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,552	40,832

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	118,627	121,476
Held to maturity	15,652	21,016
Proceeds from sales of securities
Available for sale	92,409	72,747
Purchase of securities:
Available for sale	(169,123)	(252,937)
Held to maturity	(15,299)	(10,296)
Proceeds from sales of leases	16,433	931
Net (increase) decrease in loans and leases	(10,414)	14,240
Proceeds from sales of other repossessed assets	1,720	3,026
Capital expenditures	(2,096)	(1,093)
Proceeds from sales of bank premises and equipment	321	273

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	48,230	(30,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,677	77,585
Increase in federal funds purchased and securities sold under agreements to repurchase	1,052	4,776
Repayments of other borrowings	(85,000)	(30,000)
Redemption of preferred stock	(20,000)	(20,000)
Exercise of stock options	72	463
Excess tax benefits	29	8
Issuance of stock to dividend reinvestment and stock purchase plan	176	43
Dividends paid	(4,808)	(5,158)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(71,802)	27,717

Net increase cash and cash equivalents	15,980	37,932
Cash and cash equivalents, beginning of year	49,278	58,663

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,258	$96,595

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

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals, that are, in the opinion of management, necessary for the fair statement of the results of the interim periods presented. The results of operations for the quarter and nine month period presented do not necessarily indicate the results that the Company will achieve for all of 2011. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices. Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

The Company evaluated its September 30, 2011 consolidated financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 2. Stock-Based Compensation

Share-based compensation expense of $474,000 and $402,000 was recognized for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was unrecognized compensation cost of $1.2 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.8 years. Unrecognized compensation expense related to unvested stock options was approximately $55,000 as of September 30, 2011 and is expected to be recognized over a period of 1.4 years.

In the first nine months of 2011, the Company granted 95,345 shares of restricted stock at a fair value of $9.87 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $188,000 per year for the next five years. In the first nine months of 2010, the Company granted 36,357 shares of restricted stock at a fair value of $6.84 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $50,000 per year over a five year period.

There were no grants of stock options in the first nine months of 2011.

In the first nine months of 2010, the Company granted options to purchase 26,250 shares to a new non-employee director of the Company at an exercise price of $8.64 per share. The director’s options vest in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of the grant. The Company estimated the fair value of the option grant using a Black-Scholes option pricing model using the following assumptions: the risk-free interest rate was 2.32%; the expected dividend yield, 2.20%; the expected volatility, 47%; and the expected life, six years. The fair value of the options granted was estimated to be $3.31. The expected compensation expense to be recorded over the vesting period is $87,000, with approximately $46,000 remaining to be expensed.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value

Outstanding, January 1, 2011	721,123	$12.77		$158,349
Issued	—	—
Exercised	(20,023)	5.82
Forfeited	(12,084)	13.42

Outstanding, September 30, 2011	689,016	$12.97	2.80	$0

Options exercisable at September 30, 2011	667,051	$13.07	2.63	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first nine months of 2011 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $78,000 and $106,000, respectively. Exercise of stock options during the first nine months of 2011 and 2010 resulted in cash receipts of $72,000 and $463,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the nine months ended September 30, 2011 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2011	101,314	$9.62
Granted	95,345	9.87
Vested	(4,737)	9.03
Forfeited	(1,489)	9.64

Outstanding, September 30, 2011	190,433	$9.76

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	September 30, 2011			September 30, 2010
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$1,701	($634)	$1,067	$721	($278)	$443
Less reclassification adjustment for net gains arising during the period	785	(276)	509	1,681	(602)	1,079

Net unrealized gains (losses)	$916	($358)	$558	($960)	$324	($636)
Change in minimum pension liability	8	(3)	5	8	(3)	5

Other comprehensive income (loss), net	$924	($361)	$563	($952)	$321	($631)

For the nine months ended:	Before tax amount	Tax Benefit (Expense )	Net of tax amount	Before tax amount	Tax Benefit (Expense )	Net of tax amount

	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$6,568	($2,397)	$4,171	$5,892	($2,170)	$3,722
Less reclassification adjustment for net gains arising during the period	1,229	(430)	799	1,682	(602)	1,080

Net unrealized gains	$5,339	($1,967)	$3,372	$4,210	($1,568)	$2,642
Change in minimum pension liability	23	(8)	15	23	(8)	15

Other comprehensive income, net	$5,362	($1,975)	$3,387	$4,233	($1,576)	$2,657

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the nine months ended September 30,
	2011	2010

	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$6,084	$3,073
Cash paid during the period for interest	15,609	20,637
Transfer of loans and leases into other repossessed assets and other real estate owned	1,547	2,371
Transfer of leases held for sale to leases held for investment	1,517	1,888

Note 5. Earnings Per Share

All weighted average, actual share and per share information set forth in this quarterly report on Form 10-Q for the three and nine months ended September 30, 2010 have been adjusted retroactively for the effects of the stock dividend granted on February 16, 2011. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010

Net income available to common shareholders	$4,813	$3,283	$12,862	$10,800
Less: earnings allocated to participating securities	36	17	95	37

Net income allocated to common shareholders	$4,777	$3,266	$12,767	$10,763

Weighted average number of common shares outstanding - basic (1)	25,322	25,117	25,288	25,074
Share-based plans (1)	48	39	122	26

Weighted average number of common shares - diluted (1)	25,370	25,156	25,410	25,100

Basic earnings per share	$0.19	$0.13	$0.50	$0.43

Diluted earnings per share	$0.19	$0.13	$0.50	$0.43

(1)	Adjusted for 5% stock dividend granted February 16, 2011 to shareholders of record January 31, 2011.

Options to purchase 689,016 shares of common stock at a weighted average price of $12.97 per share and a warrant to purchase 997,049 shares of common stock at a price of $8.88 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended September 30, 2011 because the exercise price was greater than the average market price. Options to purchase 702,167 shares of common stock at a weighted average price of $12.97 per share, a warrant to purchase 997,049 shares of common stock at a price of $8.88 per share, and 2,362 shares of restricted stock at a weighted average price of $10.06 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended September 30, 2010 because the exercise price was greater than the average market price.

Options to purchase 689,016 shares of common stock at a weighted average price of $12.97 per share were outstanding and were not included in the computation of diluted earnings per share for the nine months ended September 30, 2011 because the exercise price was greater than the average market price. Options to purchase 702,167 shares of common stock at a weighted average price of $12.97 per share, a warrant to purchase 997,049 shares of common stock at a price of $8.88 per share, and 2,362 shares of restricted stock at a weighted average price of $10.06 per share were outstanding and were not included in the computation of diluted earnings per share for the nine months ended September 30, 2010 because the exercise price and the grant-date price were greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	September 30, 2011				December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$23,785	$10	$(11)	$23,784	$107,870	$294	$(867)	$107,297
Mortgage-backed securities	350,150	4,032	(791)	353,391	306,882	2,536	(3,566)	305,852
Obligations of states and political subdivisions	29,623	1,259	(1)	30,881	27,567	357	(375)	27,549
Other debt securities	21,008	85	(1,247)	19,846	22,582	102	(811)	21,873
Equity securities	20,753	453	(223)	20,983	23,979	559	(2)	24,536

	$445,319	$5,839	$(2,273)	$448,885	$488,880	$3,848	$(5,621)	$487,107

HELD TO MATURITY	September 30, 2011				December 31, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$4,999	$93	$—	$5,092	$4,996	$229	$—	$5,225
Mortgage-backed securities	19,475	1,206	—	20,681	20,774	1,105	—	21,879
Obligations of states and political subdivisions	40,099	1,260	(11)	41,348	39,235	956	(84)	40,107
Other debt securities	1,561	80	(106)	1,535	1,568	40	(4)	1,604

	$66,134	$2,639	$(117)	$68,656	$66,573	$2,330	$(88)	$68,815

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	September 30, 2011

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,181	$16,202	$18,365	$18,513
Due after one year through five years	38,459	38,270	16,017	16,660
Due after five years through ten years	16,122	16,855	10,581	11,065
Due after ten years	3,654	3,184	1,696	1,737

	74,416	74,511	46,659	47,975
Mortgage-backed securities	350,150	353,391	19,475	20,681
Equity securities	20,753	20,983	—	—

Total securities	$445,319	$448,885	$66,134	$68,656

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Sale proceeds	$52,481	$72,747	$92,409	$72,747
Gross gains	785	1,691	1,285	1,692
Gross losses	—	(10)	(56)	(10)
Other than temporary impairment	—	—	—	—

Securities with a carrying value of approximately $302.9 million and $340.6 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

September 30, 2011	Less than 12 months		12 months or longer			Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. government agencies	$6,990	$11	$ —	$ —	2	$6,990	$11
Mortgage-backed securities	96,642	758	5,606	33	27	102,248	791
Obligations of states and political subdivisions	402	1	20	—	2	422	1
Other debt securities	—	—	5,706	1,247	3	5,706	1,247
Equity securities	1,102	223	—	—	6	1,102	223
	$105,136	$993	$11,332	$1,280	40	$116,468	$2,273

HELD TO MATURITY
Obligations of states and political subdivisions	$83	$3	$414	$8	3	$497	$11
Corporate debt securities	928	106	—	—	2	928	106
	$1,011	$109	$414	$8	5	$1,425	$117

December 31, 2010	Less than 12 months		12 months or longer			Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. government agencies	$60,037	$867	$ —	$ —	13	$60,037	$867
Mortgage-backed securities	143,693	3,535	5,323	31	36	149,016	3,566
Obligations of states and political subdivisions	11,404	374	40	1	27	11,444	375
Other debt securities	4,962	38	6,182	773	4	11,144	811
Equity securities	—	—	1	2	1	1	2
	$220,096	$4,814	$11,546	$807	81	$231,642	$5,621

HELD TO MATURITY

Obligations of states and political subdivisions	$2,699	$76	$415	$8	8	$3,114	$84
Other debt securities	529	4	—	—	1	529	4
	$3,228	$80	$415	$8	9	$3,643	$88

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

•	The length of time the security’s fair value has been less than amortized cost; and
•	Adverse conditions related to the security or its issuer if the issuer has failed to make scheduled payments or other factors.

Note 7. Loans and Leases.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

	(in thousands)
Commercial, secured by real estate	$993,024	$970,240
Commercial, industrial and other	195,121	194,259
Leases	36,178	65,640
Leases held for sale, at fair value	—	1,517
Real estate-residential mortgage	392,454	403,561
Real estate-construction	70,985	70,775
Home equity and consumer	304,112	306,322

Total loans	1,991,874	2,012,314

Plus: deferred costs	901	2,303

Loans, net of deferred costs	$1,992,775	$2,014,617

Non-accrual and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-accrual loans and leases, its other real estate owned and other repossessed assets, its loans and leases past due 90 days or more and still accruing and its accruing troubled debt restructurings:

(in thousands)	September 30, 2011	December 31, 2010

Commercial, secured by real estate	$18,141	$12,905
Commercial, industrial and other	4,414	1,702
Leases, including leases held for sale	4,670	6,277
Real estate - residential mortgage	12,503	12,834
Real estate - construction	12,831	6,321
Home equity and consumer	3,840	2,930

Total non-accrual loans and leases	$56,399	$42,969
Other real estate and other repossessed assets	1,342	1,592

TOTAL NON-PERFORMING ASSETS	$57,741	$44,561

Non-performing assets as a percent of total assets	2.11%	1.60%

Loans and leases past due 90 days or more and still accruing	$1,304	$1,218

Troubled debt restructurings, still accruing	$6,075	$9,073

Non-accrual loans included $4.1 million and $3.6 million of troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively.

An age analysis of past due loans, segregated by class of loans as of September 30, 2011 and December 31, 2010, are as follows:

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$6,159	$4,932	$18,466	$29,557	$963,467	$993,024	$325
Commercial, industrial and other	854	1,139	4,414	6,407	188,714	195,121	—
Leases	402	332	4,672	5,406	30,772	36,178	2
Real estate-residential mortgage	4,959	1,034	12,823	18,816	373,638	392,454	320
Real estate-construction	—	908	12,831	13,739	57,246	70,985	—
Home equity and consumer	1,973	423	4,497	6,893	297,219	304,112	657

	$14,347	$8,768	$57,703	$80,818	$1,911,056	$1,991,874	$1,304

December 31, 2010
Commercial, secured by real estate	$4,387	$2,856	$13,557	$20,800	$949,440	$970,240	$651
Commercial, industrial and other	175	83	1,703	1,961	192,298	194,259	2
Leases, including leases held for sale	20,919	427	6,293	27,639	39,518	67,157	16
Real estate-residential mortgage	4,867	1,574	13,176	19,617	383,944	403,561	343
Real estate-construction	450	—	6,321	6,771	64,004	70,775	—
Home equity and consumer	3,459	842	3,137	7,438	298,884	306,322	206

	$34,257	$5,782	$44,187	$84,226	$1,928,088	$2,012,314	$1,218

Impaired Loans

Impaired loans as of September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$18,858	$23,984	$—	$237	$16,379
Commercial, industrial and other	4,103	8,185	—	—	2,634
Leases	—	—	—	—	—
Real estate-residential mortgage	415	415	—	22	585
Real estate-construction	12,587	15,771	—	14	10,671
Home equity and consumer	400	485	—	1	82
Loans with specific allowance:
Commercial, secured by real estate	4,453	5,465	472	11	3,829
Commercial, industrial and other	313	389	63	—	563
Leases	—	—	—	—	—
Real estate-residential mortgage	501	509	75	13	501
Real estate-construction	244	518	24	—	300
Home equity and consumer	157	157	24	28	910
Total:
Commercial, secured by real estate	$23,311	$29,449	$472	$248	$20,208
Commercial, industrial and other	4,416	8,574	63	—	3,197
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	916	924	75	35	1,086
Real estate-construction	12,831	16,289	24	14	10,971
Home equity and consumer	557	642	24	29	992

	$42,031	$55,878	$658	$326	$36,454

December 31, 2010	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,176	$19,083	$—	$206	$11,551
Commercial, industrial and other	513	530	—	—	375
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	969	969	—	30	776
Real estate-construction	7,302	8,330	—	9	3,195
Home equity and consumer	—	—	—	—	123
Loans with specific allowance:
Commercial, secured by real estate	3,992	5,191	403	6	11,180
Commercial, industrial and other	1,243	1,400	511	2	2,485
Leases, including leases held for sale	91	91	49	—	114
Real estate-residential mortgage	397	397	60	6	347
Real estate-construction	69	309	7	—	1,005
Home equity and consumer	1,249	1,249	103	41	529
Total:
Commercial, secured by real estate	$18,168	$24,274	$403	$212	$22,731
Commercial, industrial and other	1,756	1,930	511	2	2,860
Leases, including leases held for sale	91	91	49	—	114
Real estate-residential mortgage	1,366	1,366	60	36	1,123
Real estate-construction	7,371	8,639	7	9	4,200
Home equity and consumer	1,249	1,249	103	41	652

	$30,001	$37,549	$1,133	$300	$31,680

The average recorded investment in impaired loans and leases for the first nine months of 2010 was $31.0 million and the income recognized, primarily on a cash basis, on impaired loans during the first nine months of 2010 was $294,000. Interest that would have been accrued on impaired loans and leases during the first nine months of 2011 and 2010 had the loans been performing under original terms would have been $2.2 million and $1.9 million, respectively.

Credit Quality Indicators

The classes of loans and leases are determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, department heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows the Company’s commercial loan portfolio as of September 30, 2011 and December 31, 2010, by the risk ratings discussed above (in thousands):

September 30 2011	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$—	$—
2	—	11,393	—
3	27,212	15,670	10,156
4	298,079	41,716	13,355
5	543,547	90,035	29,774
5W - Watch	43,435	8,102	434
6 - Other Assets Especially Mentioned	36,930	16,567	597
7 - Substandard	43,650	11,638	16,358
8 - Doubtful	171	—	311
9 - Loss	—	—	—

Total	$993,024	$195,121	$70,985

December 31, 2010	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$9	$—
2	—	4,454	—
3	30,704	14,279	—
4	280,478	41,018	10,317
5	495,798	102,217	35,627
5W - Watch	61,383	14,925	1,908
6 - Other Assets Especially Mentioned	48,382	6,593	17,361
7 - Substandard	53,291	10,205	5,562
8 - Doubtful	204	559	—
9 - Loss	—	—	—

Total	$970,240	$194,259	$70,775

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment performance status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases:

Nine Months ended September 30, 2011 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total

	(in thousands)
Beginning Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331
Charge-offs	(4,380)	(5,188)	(2,333)	(617)	(2,966)	(1,614)	($17,098)
Recoveries	1,863	177	1,039	31	13	277	$3,400
Provision	6,266	5,391	(718)	260	1,860	1,332	$14,391

Ending Balance	$15,115	$5,493	$1,465	$2,302	$1,083	$2,566	$28,024

Ending Balance: Individually evaluated for impairment	$472	$63	$—	$75	$24	$24	$658
Ending Balance: Collectively evaluated for impairment	14,643	5,430	1,465	2,227	1,059	2,542	$27,366

Ending Balance	$15,115	$5,493	$1,465	$2,302	$1,083	$2,566	$28,024

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$23,311	$4,416	$—	$916	$12,831	$557	$42,031
Ending Balance: Collectively evaluated for impairment	969,713	190,705	36,178	391,538	58,154	303,555	$1,949,843

Ending Balance	$993,024	$195,121	$36,178	$392,454	$70,985	$304,112	$1,991,874

Year ended December 31, 2010 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total

	(in thousands)
Beginning Balance	$9,285	$4,647	$4,308	$1,286	$3,198	$2,839	$25,563
Charge-offs	(7,510)	(3,298)	(4,307)	(397)	(1,756)	(2,250)	($19,518)
Recoveries	134	62	1,391	7	—	411	$2,005
Provision	9,457	3,702	2,085	1,732	734	1,571	$19,281

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Ending Balance: Individually evaluated for impairment	$403	$511	$49	$60	$7	$103	$1,133
Ending Balance: Collectively evaluated for impairment	10,963	4,602	3,428	2,568	2,169	2,468	$26,198

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,168	$1,756	$91	$1,366	$7,371	$1,249	$30,001
Ending Balance: Collectively evaluated for impairment	952,072	192,503	65,549	402,195	63,404	305,073	$1,980,796

Ending Balance(1)	$970,240	$194,259	$65,640	$403,561	$70,775	$306,322	$2,010,797

(1)	Excludes leases held for sale and deferred costs

Troubled Debt Restructurings

Troubled debt restructurings are those loans where significant concessions have been made due to borrowers’ financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate of a new loan with similar risk.

The following table summarizes, as of September 30, 2011, loans that have been restructured during the periods presented:

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	1	$195	$195	7	$3,188	$2,827
Commercial, industrial and other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Real estate-residential mortgage	—	—	—	1	415	415
Real estate-construction	—	—	—	—	—	—
Home equity and consumer	—	—	—	—	—	—

	1	$195	$195	8	$3,603	$3,242

The following table summarizes as of September 30, 2011, loans that were restructured within the last 12 months that have subsequently defaulted:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	4	$1,550
Commercial, industrial and other	—	—
Leases	—	—
Real estate-residential mortgage	1	173
Real estate-construction	—	—
Home equity and consumer	1	400

	6	$2,123

Leases

Lakeland had no leases held for sale as of September 30, 2011, compared to $1.5 million as of December 31, 2010. Management recorded mark-to-market adjustments on the pools of leases based on indications of interest from potential buyers, and sales prices of similar leases previously sold adjusted for differences in types of collateral and other characteristics. During the first quarter of 2011, management reclassified $1.5 million of leases held for sale as held for investment because management’s intent regarding these leases had changed. The following table shows the components of gains on leasing related assets for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Gains (losses) on sales of leases	$ —	($45)	$143	($18)
Realized gains on paid off leases	125	246	681	653
(Losses) gains on other repossessed assets	(8)	111	(14)	536

Total gains on leasing related assets	$117	$312	$810	$1,171

Other Real Estate and Other Repossessed Assets

At September 30, 2011, the Company had other repossessed assets and other real estate owned of $243,000 and $1.1 million, respectively. At December 31, 2010, the Company had other repossessed assets and other real estate owned of $558,000 and $1.0 million, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Interest cost	$24	$24	$72	$72
Expected return on plan assets	(23)	(21)	(67)	(60)
Amortization of unrecognized net actuarial loss	12	14	36	41

Net periodic benefit expense	$13	$17	$41	$53

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Service cost	$6	$6	$18	$20
Interest cost	12	13	36	38
Amortization of prior service cost	4	8	12	23
Amortization of unrecognized net actuarial loss	1	2	5	6

Net periodic benefit expense	$23	$29	$71	$87

The Company made contributions of $88,000 and $80,000 to the plan during the nine months ended September 30, 2011 and 2010, respectively. The Company does not expect to make any more contributions for the remainder of 2011.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of September 30, 2011 or December 31, 2010. During the nine months ended September 30, 2011, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets:	(in thousands)
Investment securities, available for sale
US government agencies	$ —	$23,784	$ —	$23,784
Mortgage backed securities	—	353,391	—	353,391
Obligations of states and political subdivisions	—	30,881	—	30,881
Corporate debt securities	—	19,846	—	19,846
Equity securities	1,694	19,289	—	20,983

Total securities available for sale	$1,694	$447,191	$ —	$448,885

December 31, 2010
Assets:
Investment securities, available for sale
US government agencies	$ —	$107,297	$ —	$107,297
Mortgage backed securities	—	305,852	—	305,852
Obligations of states and political subdivisions	—	27,549	—	27,549
Corporate debt securities	—	21,873	—	21,873
Equity securities	2,090	22,446	—	24,536

Total securities available for sale	$2,090	$485,017	$ —	$487,107

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets:	(in thousands)
Impaired Loans and Leases	$—	$—	$42,031	$42,031
Other real estate owned and other repossessed assets	—	—	1,342	1,342

December 31, 2010
Assets:
Impaired Loans and Leases	—	—	$30,001	$30,001
Other real estate owned and other repossessed assets	—	—	1,592	1,592

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2011 and December 31, 2010 are outlined below.

The net loan portfolio at September 30, 2011 and December 31, 2010 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2011		2010
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial Assets:	(in thousands)
Cash and cash equivalents	$65,258	$65,258	$49,278	$49,278
Investment securities available for sale	448,885	448,885	487,107	487,107
Investment securities held to maturity	66,134	68,656	66,573	68,815
Loans, including leases held for sale	1,992,775	1,993,842	2,014,617	2,008,192
Financial Liabilities:
Deposits	2,232,565	2,235,777	2,195,889	2,199,018
Federal funds purchased and securities sold under agreements to repurchase	53,175	53,175	52,123	52,123
Other borrowings	110,000	120,697	195,000	209,631
Subordinated debentures	77,322	78,039	77,322	78,707
Commitments:
Standby letters of credit	—	94	—	78

Note 11. Preferred Stock

On March 16, 2011, the Company redeemed 20,000 shares of its Fixed Rate Cumulative Preferred Stock, Series A originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program (“CPP”). The Company paid to the Treasury $20.1 million, which included $20.0 million of principal and $86,000 in accrued and unpaid dividends, on March 16, 2011. As a result of the early payment, the Company also accelerated the accretion of $745,000 of the preferred stock discount during the nine months ended September 30, 2011. The warrant previously issued to the Treasury to purchase 997,049 shares of common stock at an exercise price of $8.88, subject to anti-dilution adjustments, remains outstanding.

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

In September 2011, the FASB issued accounting guidance related to the annual testing of goodwill for impairment. Under the new guidance, an entity has the option to first determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If, however, the entity concludes otherwise, then it is required to perform the first step of the two-step impairment test and then performing the second test, if required. This amendment is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. Early adoption is permitted.

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

Results of Operations

(Third Quarter 2011 Compared to Third Quarter 2010)

Net Income

Net income for the third quarter of 2011 was $5.1 million, compared to net income of $4.9 million for the same period in 2010. Net income available to common shareholders was $4.8 million compared to $3.3 million for the same period last year. Dividends on preferred stock and accretion decreased to $293,000 for the third quarter of 2011 from $1.6 million for the same period last year. The lower dividends and accretion reflect a total of $40.0 million in repayments to the U.S. Department of the Treasury to repurchase preferred stock under the CPP. Diluted earnings per share was $0.19 for the third quarter of 2011, compared to diluted earnings per share of $0.13 for the same period last year. During the third quarter of 2010 the Company repaid $20.0 million in preferred stock to the U.S. Department of the Treasury under the CPP. In doing so, a non-cash charge of $898,000 was recorded, reflecting the acceleration of the preferred stock discount accretion. The non-cash charge affected diluted earnings per share in the third quarter of 2010 by $0.04.

Net Interest Income

Net interest income on a tax equivalent basis for the third quarter of 2011 was $24.6 million, compared to $25.3 million earned in the third quarter of 2010. The net interest margin decreased from 3.93% in the third quarter of 2010 to 3.85% in the third quarter of 2011, primarily as a result of a 30 basis point decline in the yield on interest-earning assets, which was partially offset by a 23 basis point reduction in the cost of interest-bearing liabilities. The net interest spread as a result declined six basis points to 3.68%. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $60.9 million. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, September 30, 2011			For the three months ended, September 30, 2010
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$1,982,637	$25,999	5.20%	$1,976,248	$27,670	5.55%
Taxable investment securities	447,196	2,773	2.48%	443,156	3,107	2.80%
Tax-exempt securities	70,998	769	4.33%	63,329	762	4.81%
Federal funds sold (B)	36,453	16	0.18%	63,824	42	0.26%
Total interest-earning assets	2,537,284	29,557	4.63%	2,546,557	31,581	4.93%
Noninterest-earning assets:
Allowance for loan and lease losses	(29,132)			(28,565)
Other assets	254,153			263,741
TOTAL ASSETS	$2,762,305			$2,781,733

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$334,909	$105	0.12%	$319,438	$141	0.18%
Interest-bearing transaction accounts	1,058,085	1,345	0.50%	1,082,769	1,859	0.68%
Time deposits	397,029	1,122	1.13%	452,129	1,584	1.40%
Borrowings	281,069	2,365	3.37%	282,386	2,740	3.88%
Total interest-bearing liabilities	2,071,092	4,937	0.95%	2,136,722	6,324	1.18%
Noninterest-bearing liabilities:
Demand deposits	424,938			364,075
Other liabilities	12,101			12,641
Stockholders’ equity	254,174			268,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,762,305			$2,781,733
Net interest income/spread		24,620	3.68%		25,257	3.74%
Tax equivalent basis adjustment		269			267
NET INTEREST INCOME		$24,351			$24,990
Net interest margin (C)			3.85%			3.93%
(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $31.6 million in the third quarter of 2010 to $29.6 million in the third quarter of 2011, a decrease of $2.0 million, or 6%. The decrease in interest income was due primarily to a 30 basis point decrease in the yield on interest earning assets, as a result of increased loan modifications and refinances along with lower yields on new loans and investments. The yield on average loans and leases at 5.20% in the third quarter of 2011 was 35 basis points lower than the third quarter of 2010. The yield on average taxable and tax exempt investment securities decreased by 32 basis points and 48 basis points, respectively, compared to the third quarter of 2010. Average loans and leases at $1.98 billion increased $6.4 million from the third quarter of 2010, while average investment securities at $518.2 million increased $11.7 million.

Total interest expense decreased from $6.3 million in the third quarter of 2010 to $4.9 million in the third quarter of 2011, a decrease of $1.4 million, or 22%. The cost of average interest-bearing liabilities decreased from 1.18% in the third quarter of 2010 to 0.95% in 2011. The decrease in yield was due to the continuing low rate environment along with a $55.1 million reduction in higher yielding time deposits as customers preferred to keep their deposits in short-term transaction accounts. Average rates paid on interest-bearing liabilities declined in all categories.

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

In the third quarter of 2011, a $4.1 million provision for loan and lease losses was recorded, which was $799,000 lower than the provision for the same period last year. The Company also recorded a provision for unfunded lending commitments of $365,000 which is included in noninterest expense. During the third quarter of 2011, the Company charged off loans of $4.5 million and recovered $260,000 in previously charged off loans and leases compared to $5.9 million and $497,000, respectively, during the same period in 2010. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income decreased $994,000, or 16%, to $5.1 million in the third quarter of 2011 compared to the third quarter of 2010. The decrease in noninterest income was due primarily to gains on investment securities, which were $785,000 in the third quarter of 2011 compared to $1.7 million in the third quarter of 2010. Commissions and fees at $915,000 decreased by $50,000, or 5%, primarily due to a reduction in investment commission income and loan fees. Gains on leasing related assets at $117,000 decreased by $195,000, reflecting a smaller portfolio, while other income at $299,000 was $222,000 greater than the third quarter of 2010 as the Company recorded a gain of $173,000 on the sale of a branch office building in the third quarter of 2011. Income on bank owned life insurance at $356,000 was $20,000 less than the same period last year primarily as a result of decreases in rates for the underlying policies.

Noninterest Expense

Noninterest expense totaling $18.0 million decreased $911,000, or 5%, in the third quarter of 2011 from the third quarter of 2010. The decrease in noninterest expense in this quarter was due primarily to long term debt prepayment fees which totaled $800,000 in the third quarter of 2011 compared to $1.8 million in the third quarter of 2010. In the third quarter of 2011 $20.0 million in long-term debt at 4.10% was prepaid. FDIC insurance expense at $636,000 decreased $301,000 compared to the third quarter of 2010 as a result of changes made by the FDIC in the method of calculating assessment rates. Net occupancy expense at $1.7 million increased $98,000 compared to the third quarter of 2010 due primarily to increased lease expenses and real estate taxes, while furniture and equipment expense at $1.2 million decreased $98,000 due primarily to decreased equipment depreciation and service contract expenses. Stationery, supplies and postage at $298,000 decreased $62,000 or 17% primarily due to reduced postage expense as a result of the implementation of electronic statement delivery. Marketing expense totaling $612,000 increased $101,000 due primarily to the timing of media expenses. During the third quarter of 2011 the Company completed its core deposit intangible amortization, which resulted in a $219,000 decrease in that category. Collection expense totaling $70,000 in the third quarter of 2011 was $118,000 lower than the same period in 2010 due primarily to a reduction in leasing related costs, while legal expenses totaling $457,000 increased $45,000 due to increased workout expenses related to non-performing loans and leases. Expenses on other real estate owned and other repossessed assets were $217,000 greater than the same period in 2010 due primarily to a $180,000 write-down of an other real estate owned property. Other expenses at $2.6 million increased $253,000 due primarily to a $228,000 increase in the provision for unfunded lending commitments which totaled $365,000 in the third quarter of 2011 compared to $137,000 during the same period in 2010. The Company’s efficiency ratio, a non-GAAP financial measure, was 57.01% in the third quarter of 2011, compared to 55.94% for the same period last year due primarily to a reduction in interest income. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the three months ended September 30,
	2011	2010

	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$18,040	$18,951
Less:
Amortization of core deposit intangibles	(46)	(265)
Other real estate owned and other repossessed asset expense	(336)	(119)
Long term debt prepayment fee	(800)	(1,835)
Provision for unfunded lending commitments	(365)	(137)
Noninterest expense, as adjusted	$16,493	$16,595

Net interest income	$24,351	$24,990
Noninterest income	5,095	6,089
Total revenue	29,446	31,079
Plus: Tax-equivalent adjustment on municipal securities	269	267
Less: gains on investment securities	(785)	(1,681)
Total revenue, as adjusted	$28,930	$29,665

Efficiency ratio	57.01%	55.94%

Income Taxes

The Company’s effective tax rate was 30.5% in the third quarter of 2011, compared to 33.0% in the third quarter of 2010. The decrease in the effective tax rate was driven by increased tax benefits attributable to the real estate investment trust (“REIT”) subsidiary established in December 2010.

Results of Operations

(Year to Date 2011 Compared to Year to Date 2010)

Net Income

Net income for the first nine months of 2011 was $14.7 million, compared to net income of $14.2 million for the same period in 2010. Net income available to common shareholders was $12.9 million compared to $10.8 million for the same period last year. Diluted earnings per share was $0.50 for the first nine months of 2011, compared to diluted earnings per share of $0.43 per share for the same period last year. Dividends on preferred stock and accretion declined from $3.4 million for the first nine months of 2010 to $1.9 million for the same period in 2011 reflecting repayments to the U.S. Department of the Treasury to repurchase preferred stock under the CPP. These repayments consisted of a $20.0 million repayment in August of 2010 and a $20.0 million repayment in March of 2011. Dividends on preferred stock and accretion in 2011 include a non-cash charge of $745,000 compared to a charge of $898,000 in 2010 reflecting the acceleration of the preferred stock discount accretion.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2011 was $74.2 million, which was $1.2 million less than the $75.3 million earned in the first nine months of 2010. The net interest margin decreased from 3.96% in the first nine months of 2010 to 3.89% in the first nine months of 2011, primarily as a result a 33 basis point decline in the yield on interest-earning assets, which was partially offset by a 28 basis point reduction in the cost of interest-bearing liabilities. The net interest spread as a result declined 5 basis points to 3.71%. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds resulting from an increase in average non-interest bearing deposits of $63.9 million. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the nine months ended, September 30, 2011			For the nine months ended, September 30, 2010
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$1,988,585	$78,784	5.30%	$1,994,922	$83,971	5.63%
Taxable investment securities	461,149	8,448	2.44%	423,589	9,099	2.86%
Tax-exempt securities	69,929	2,317	4.42%	62,221	2,326	4.98%
Federal funds sold (B)	32,481	39	0.16%	60,122	110	0.24%
Total interest-earning assets	2,552,144	89,588	4.69%	2,540,854	95,506	5.02%
Noninterest-earning assets:
Allowance for loan and lease losses	(29,127)			(27,474)
Other assets	250,841			255,146
TOTAL ASSETS	$2,773,858			$2,768,526

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$330,103	$361	0.15%	$318,078	$476	0.20%
Interest-bearing transaction accounts	1,075,313	4,314	0.54%	1,069,720	6,215	0.78%
Time deposits	407,182	3,635	1.19%	467,052	5,166	1.47%
Borrowings	282,133	7,111	3.36%	280,942	8,329	3.95%
Total interest-bearing liabilities	2,094,731	15,421	0.98%	2,135,792	20,186	1.26%
Noninterest-bearing liabilities:
Demand deposits	412,435			348,527
Other liabilities	12,455			12,591
Stockholders’ equity	254,237			271,616
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,773,858			$2,768,526
Net interest income/spread		74,167	3.71%		75,320	3.76%
Tax equivalent basis adjustment		811			814
NET INTEREST INCOME		$73,356			$74,506

Net interest margin (C)			3.89%			3.96%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $95.5 million in the first nine months of 2010 to $89.6 million in the first nine months of 2011, a decrease of $5.9 million, or 6%. The decrease in interest income was due to a 33 basis point decrease in the yield on interest earning assets, as a result of lower yields on new loans and investments, along with a lower percentage of earning assets being deployed in loans and leases. The yield on average loans and leases at 5.30% in the first nine months of 2011 was 33 basis points lower than the same period in 2010. The yield on average taxable and tax exempt investment securities decreased by 42 basis points and 56 basis points, respectively, in the first nine months of 2011. Average loans and leases at $1.99 billion decreased $6.3 million from the first nine months of 2010, while average investment securities at $531.1 million increased $45.3 million. Loans and leases typically earn higher yields than investment securities.

Total interest expense decreased from $20.2 million in the first nine months of 2010 to $15.4 million in the first nine months of 2011, a decrease of $4.8 million, or 24%. Average interest-bearing liabilities decreased $41.1 million, while the cost of those liabilities decreased from 1.26% in 2010 to 0.98% in 2011 for the same reasons as discussed in the quarterly analysis. Average noninterest bearing deposits increased from $348.5 million in the first nine months of 2010 to $412.4 million in the first nine months of 2011, an increase of $63.9 million, or 18%, while average time deposits decreased $59.9 million, or 13% to $407.2 million.

Provision for Loan and Lease Losses

In the first nine months of 2011, a $14.4 million provision for loan and lease losses was recorded, compared to $14.7 million for the same period last year. During the first nine months of 2011, the Company charged off loans of $17.1 million and recovered $3.4 million in previously charged off loans and leases compared to $14.9 million and $1.8 million, respectively, during the same period in 2010. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income decreased $716,000, or 5%, to $14.0 million in the first nine months of 2011 compared to the first nine months of 2010 due primarily to reductions in gains on investment securities and leasing related assets. In the first nine months of 2011, gains on investment securities totaled $1.2 million, which was a $453,000 reduction from the same period in 2010 and gains on leasing related assets at $810,000 for the first nine months of 2011 were $361,000 lower than the same period last year. Additionally, income on bank owned life insurance in the first nine months of 2011 totaling $1.1 million was $77,000 or 7% lower than the same period in 2010 for the same reasons discussed in the quarterly comparison.

Noninterest Expense

Noninterest expense totaling $51.8 million decreased $1.0 million or 2% in the first nine months of 2011 compared to the first nine months of 2010. Long term debt prepayment fees in the first nine months of 2011 were $800,000 compared to $1.8 million for the same period in 2010. FDIC insurance expense at $2.2 million and collection expenses at $195,000 were $656,000 and $300,000 lower, respectively, than the same period in 2010 due to the same reasons discussed in the quarterly comparison. Stationery, supplies and postage at $1.1 million in the first nine months of 2011 decreased $114,000 for the same reason discussed in the quarterly comparison. Core deposit intangible amortization at $577,000 was $219,000 less than the first nine months of 2010 due to the same reason discussed in the quarterly analysis, while other real estate and repossessed asset expense at $808,000 increased $454,000 as a result of increased expenses related to other real estate properties. Marketing expense totaling $1.8 million for the first nine months of 2011 was $133,000 or 8% higher than the same period in 2010 due to the same reasons mentioned in the quarterly analysis. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.61% in the first nine months of 2011, compared to 56.13% for the same period last year reflecting continued management of expenses. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the nine months ended September 30,
	2011	2010
	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$51,798	$52,838
Less:
Amortization of core deposit intangibles	(577)	(796)
Other real estate owned and other repossessed asset expense	(808)	(354)
Long-term debt prepayment fee	(800)	(1,835)
Provision for unfunded lending commitments	(378)	(243)

Noninterest expense, as adjusted	$49,235	$49,610

Net interest income	$73,356	$74,506
Noninterest income	14,035	14,751

Total revenue	87,391	89,257
Plus: Tax-equivalent adjustment on municipal securities	811	814
Less: gains on investment securities	(1,229)	(1,682)

Total revenue, as adjusted	$86,973	$88,389

Efficiency ratio	56.61%	56.13%

Income Taxes

The Company’s effective tax rate was 30.5% in the first nine months of 2011, compared to 34.5% in the first nine months of 2010. The decrease in the effective tax rate was driven by increased tax benefits attributable to the real estate investment trust (“REIT”) subsidiary established in December 2010.

Financial Condition

The Company’s total assets decreased $50.9 million from $2.79 billion at December 31, 2010, to $2.74 billion at September 30, 2011 due primarily to a 7% reduction in investment securities and a 1% reduction in total loans. Total deposits increased 2%, with non-interest bearing transaction accounts increasing 11%. The Company decreased other borrowings by $85.0 million or 44% since December 31, 2010.

Loans and Leases

Gross loans and leases, including leases held for sale, at $1.99 billion decreased by $20.4 million from December 31, 2010. The decrease in gross loans and leases is primarily due to leases at $36.2 million and residential mortgages at $392.5 million decreasing $31.0 million and $11.1 million, respectively. Commercial loans secured by real estate totaling $993.0 million at September 30, 2011 increased $22.8 million from year end 2010. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets increased from $44.6 million, or 1.60% of total assets, on December 31, 2010 to $57.7 million, or 2.11% of total assets, on September 30, 2011. The majority of the increase was in commercial loan and real estate construction loan non-accruals, which increased $7.9 million and $6.5 million, respectively from December 31, 2010. The increase in non-accruals resulted primarily from three loan relationships that became non-performing totaling $16.5 million. Leases on non-accrual decreased $1.6 million from December 31, 2010 to $4.7 million on September 30, 2011. Non-accrual leases include $4.0 million in net receivables related to one lessee who has named the Company and other unrelated parties in a complaint in connection with the leases. For more information, please see Legal Proceedings in Item 1 of Part II of this Quarterly Report on Form 10-Q. Commercial loan non-accruals at September 30, 2011 included eight loan relationships with balances over $1.0 million, totaling $23.8 million, and three loan relationships between $500,000 and $1.0 million, totaling $2.3 million.

Loans and leases past due ninety days or more and still accruing at September 30, 2011 increased $86,000 to $1.3 million from December 31, 2010. Loans and leases past due 90 days or more and still accruing are those loans and leases that are considered both well-secured and in process of collection.

On September 30, 2011, the Company had $6.1 million in loans that were troubled debt restructurings and still accruing interest income compared to $9.1 million on December 31, 2010. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On September 30, 2011, the Company had $42.0 million in impaired loans and leases (consisting primarily of non-accrual and restructured loans and leases) compared to $30.0 million at year-end 2010. Impaired loans increased from year-end 2010 as a result of the increase in non-accrual commercial loans. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $658,000 has been allocated as a portion of the allowance for loan and lease losses for impairment at September 30, 2011. At September 30, 2011, the Company also had $34.4 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $47.0 million at December 31, 2010.

There were no loans and leases at September 30, 2011, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

	Nine months ended September 30,	Nine months ended September 30,	Year ended December 31,
(dollars in thousands)	2011	2010	2010

Balance of the allowance at the beginning of the year	$27,331	$25,563	$25,563

Loans and leases charged off:
Commercial, secured by real estate (1)	7,346	7,267	9,266
Commercial, industrial and other	5,188	2,275	3,298
Leases	2,333	3,236	4,307
Real estate—mortgage	617	188	397
Home equity and consumer	1,614	1,911	2,250

Total loans charged off	17,098	14,877	19,518

Recoveries:
Commercial, secured by real estate (1)	1,876	126	134
Commercial, industrial and other	177	11	62
Leases	1,039	1,283	1,391
Real estate—mortgage	31	6	7
Home equity and consumer	277	369	411

Total Recoveries	3,400	1,795	2,005

Net charge-offs:	13,698	13,082	17,513
Provision for loan and lease losses	14,391	14,737	19,281

Ending balance	$28,024	$27,218	$27,331

Ratio of annualized net charge-offs to average loans and leases outstanding	0.92%	0.88%	0.88%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.41%	1.37%	1.36%

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

While non-performing loans and leases increased from $43.0 million on December 31, 2010 to $56.4 million on September 30, 2011, the allowance for loan and lease losses as a percent of total loans increased to 1.41% of total loans on September 30, 2011, compared to 1.36% as of December 31, 2010. As discussed above, the increase in non-performing loans was related primarily to three loan relationships. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans are adequate. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2011. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $553.7 million on December 31, 2010 to $515.0 million on September 30, 2011, a decrease of $38.7 million, or 7%.

Deposits

Total deposits increased from $2.20 billion on December 31, 2010 to $2.23 billion on September 30, 2011, an increase of $36.7 million, or 2%. Savings and interest-bearing transaction accounts totaling $1.41 billion increased $11.9 million from December 31, 2010, while time deposits totaling $396.7 million decreased $16.1 million. Noninterest bearing deposits increased $40.9 million, or 11%, to $424.8 million, resulting primarily from an increase in commercial noninterest bearing deposits.

Liquidity

Liquidity relates to the Company’s ability to meet the borrowing and cash withdrawal requirements of its customers, to meet current and planned expenditures and to satisfy its debt obligations. Lakeland funds its liquidity needs through its net income, through generating deposits, through sales of its available for sale securities, through loan and investment repayments, and through use of overnight credit lines. Lakeland can also generate funds by utilizing long-term debt or securities sold through agreements to repurchase that would be collateralized by security or mortgage collateral. Management and the Board monitor the Company’s liquidity through the Asset Liability Management Committee (the “ALCO”) which monitors the Company’s compliance to certain regulatory ratios and various other liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2011 follows.

Cash and cash equivalents totaling $65.3 million on September 30, 2011, increased $16.0 million from December 31, 2010. Operating activities provided $39.6 million in net cash. Investing activities provided $48.2 million in net cash, primarily reflecting maturities, repayments and sales of securities. Financing activities used $71.8 million in net cash, reflecting repayments of $85.0 million in other borrowings and the redemption of $20.0 million in preferred stock, partially offset by $36.7 million in new deposits. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2011. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$16,309	$1,860	$3,300	$2,727	$8,422
Benefit plan commitments	4,980	185	370	300	4,125
Remaining contractual maturities of time deposits	396,718	298,251	83,341	14,198	928
Subordinated debentures	77,322	—	—	—	77,322
Loan commitments	463,610	390,966	44,303	2,296	26,045
Long-term debt	110,000	15,000	10,000	40,000	45,000
Interest on long-term debt*	115,446	8,077	15,363	12,968	79,038
Series A Preferred Stock	19,000	—	—	—	19,000
Interest on Series A Preferred Stock	10,807	950	2,375	3,420	4,062
Standby letters of credit	9,957	8,522	1,218	137	80

Total	$1,224,149	$723,811	$160,270	$76,046	$264,022

*Includes	interest on long-term debt and subordinated debentures at a weighted rate of 4.36%.

Capital Resources

Total stockholders’ equity decreased from $260.7 million on December 31, 2010 to $254.9 million on September 30, 2011, a decrease of $5.8 million, or 2%. Book value per common share increased to $9.26 on September 30, 2011 from $8.82 on December 31, 2010. The decrease in stockholders’ equity from December 31, 2010 to September 30, 2011 was primarily due to the $20.0 million redemption of preferred stock and payment of cash dividends of $4.8 million. This was partially offset by $14.7 million in net income and a $3.4 million increase in accumulated other comprehensive income relating to an increase in market value in the Company’s available for sale securities portfolio.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of September 30, 2011, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at September 30, 2011 are as follows:

	Tier 1 Capital	Tier 1 Capital	Total Capital
	to Total Average	to Risk-Weighted	to Risk-Weighted
	Assets Ratio	Assets Ratio	Assets Ratio
	September 30,	September 30,	September 30,
Capital Ratios:	2011	2011	2011
The Company	8.29%	11.21%	13.46%
Lakeland Bank	8.44%	11.42%	12.67%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

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

(dollars in thousands, except per share amounts)	September 30, 2011	December 31, 2010

Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$236,474	$223,235
Less:
Goodwill	87,111	87,111
Other identifiable intangible assets, net	—	578

Total tangible common stockholders’ equity at end of period - Non- GAAP	$149,363	$135,546

Shares outstanding at end of period	25,528	25,322

Book value per share - GAAP	$9.26	$8.82

Tangible book value per share - Non-GAAP	$5.85	$5.35

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non- GAAP	$149,363	$135,546

Total assets at end of period	$2,741,768	$2,792,674
Less:
Goodwill	87,111	87,111
Other identifiable intangible assets, net	—	578

Total tangible assets at end of period - Non-GAAP	$2,654,657	$2,704,985

Common equity to assets - GAAP	8.62%	7.99%

Tangible common equity to tangible assets - Non-GAAP	5.63%	5.01%

	For the three months ended,		For the nine months ended,
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Calculation of return on average tangible common equity
Net income - GAAP	$5,106	$4,872	$14,735	$14,191

Total average common stockholders’ equity	$235,785	$223,941	$230,689	$219,431
Less:
Average goodwill	87,111	87,111	87,111	87,111
Average other identifiable intangible assets, net	15	990	221	1,254

Total average tangible common stockholders’ equity - Non-GAAP	$148,659	$135,840	$143,357	$131,066

Return on average common stockholders’ equity - GAAP	8.59%	8.63%	8.54%	8.65%

Return on average tangible common stockholders’ equity - Non-GAAP	13.63%	14.23%	13.74%	14.48%

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $95.8 milllion. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-5.0%			-5.0%
September 30, 2011	-3.0%	-1.2%	-2.0%	-2.7%
December 31, 2010	-3.3%	-1.5%	-1.9%	-2.6%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2011 (the base case) was $323.6 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-25.0%			-25.0%
September 30, 2011	-4.2%	1.0%	-6.6%	-13.6%
December 31, 2010	-7.9%	-2.0%	-2.5%	-8.6%

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

(b)     Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 9, 2011