Form 10-K
period 2011-12-31
LAKELAND BANCORP INC
filed 2012-03-15
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-17820

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (973) 697-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $217,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s common stock, as of February 1, 2012, was 25,633,818.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2012 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

-i-

PART I

ITEM 1—Business

GENERAL

Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank”). Through Lakeland, the Company operates 47 banking offices, located in Morris, Passaic, Sussex, Warren, Essex and Bergen counties in New Jersey. Lakeland offers a full range of lending services, including commercial loans and leases, real estate and consumer loans to small and medium-sized businesses, professionals and individuals located in its markets.

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

At December 31, 2011, the Company had total consolidated assets of $2.8 billion, total consolidated deposits of $2.2 billion, total consolidated loans, net of the allowance for loan and lease losses, of $2.0 billion and total consolidated stockholders’ equity of $259.8 million.

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

Commercial Bank Services

Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern New Jersey. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, mortgage loans and merchant credit card services. In addition to commercial real estate loans, Lakeland makes commercial and industrial loans, which are not always secured by real estate. These types of loans can diversify the Company’s exposure in a depressed real estate market. Lakeland’s equipment leasing division provides a solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. During 2011, the Company continued its strategy of lessening its exposure in the leasing area by reducing the size of its lease portfolio. Lakeland’s asset based loan department provides commercial borrowers with another lending alternative.

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

Employees

At December 31, 2011, the Company had 527 full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

As the Company has redeemed all of the shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A that was issued to the U.S. Department of the Treasury under the Capital Purchase Program, it is no longer subject to the dividend restrictions applicable to participants in the Capital Purchase Program.

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk-based capital guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2011, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 11.23% and 13.39%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 8.33% at December 31, 2011.

Under FDICIA, federal banking agencies have established certain additional minimum levels of capital. See “FDICIA.”

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a

Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2011, the Company and Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework.

Additional Regulation of Capital

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply. Actions of the Committee have no direct effect on banks in participating countries. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. The Company is not required to comply with the advanced approaches of Basel II.

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

The Dodd-Frank Act includes certain provisions, often referred to as the “Collins Amendment,” concerning the capital requirements of the United States banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as Lakeland Bancorp, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. See “The Dodd-Frank Act.”

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

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period.

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

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

In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. These new assessment rates began in the second quarter of 2011 and were paid at the end of September 2011. Since the new base is larger than the current base, the FDIC’s rule lowered the total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. As a result of this change in the methodology of calculating FDIC assessments, the Company paid $2.8 million in FDIC assessments in 2011, compared to $3.8 million in 2010.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of approximately $200,000 in 2011 and expects to pay a similar or slightly lower premium in 2012.

The Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, will continue to have a broad impact on the financial services industry as a result of significant regulatory and compliance changes, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.

The following is a summary of certain provisions of the Dodd-Frank Act:

•

Minimum Capital Requirements. The Dodd-Frank Act requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a bank holding company such as Lakeland Bancorp (with total consolidated assets between $500 million and $15 billion) before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of the Dodd-Frank Act. The Dodd-Frank Act also requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0 percent.

•

Shareholder Votes. The Dodd-Frank Act requires publicly traded companies like Lakeland Bancorp to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective during 2011.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. These requirements became effective during 2011.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which sets forth three key principles concerning incentive compensation arrangements:

•	such arrangements should provide employees incentives that balance risk and financial results in a manner that does not encourage employees to expose the financial institution to imprudent risks;

•	such arrangements should be compatible with effective controls and risk management; and

•	such arrangements should be supported by strong corporate governance with effective and active oversight by the financial institution’s board of directors.

Together, the Dodd-Frank Act and the recent guidance from the bank regulatory agencies on compensation may impact the Company’s compensation practices.

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

•	De Novo Banking. The Dodd-Frank Act allows de novo interstate branching by banks.

Many aspects of the Dodd-Frank Act still remain subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

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

Recently enacted legislation, particularly the Dodd-Frank Act, could materially and adversely affect us by increasing compliance costs, heightening our risk of noncompliance with applicable regulations, and changing the competitive landscape in the banking industry.

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section herein entitled “Business-Supervision and Regulation,” the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Many of the provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to impose additional administrative and regulatory burdens that will obligate us to incur additional expenses and will adversely affect our margins and profitability. For example, the elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future. More stringent consumer protection regulations could materially and adversely affect our profitability. We will also have a heightened risk of noncompliance with all of the additional regulations. Finally, the impact of some of these new regulations is not known and may affect our ability to compete long-term with larger competitors.

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings.

On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase.

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

On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules which would generally be applicable to institutions with greater than $50 billion in assets. Banking regulators could implement additional changes to the capital adequacy standards applicable to financial institutions with $50 billion or less in assets, such as the Company and Lakeland in light of Basel III.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

The general economic downturn during the past few years, including a decline in the value of the collateral supporting loans, has resulted in the deterioration of loan portfolio performances at many institutions. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to prior years. While economic growth may have resumed recently, the rate of this growth has been very slow and unemployment remains at a high level. As a result, recent legislation, such as the Dodd-Frank Act, will require new regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation, including The Dodd-Frank Act, in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by and some of our loans are made to U.S. government agencies and U.S. government sponsored entities.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

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

We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

We are unable to predict actual fluctuations of market interest rates. Rate fluctuations are influenced by many factors, including:

•	inflation or deflation

•	excess growth or recession;

•	a rise or fall in unemployment;

•	tightening or expansion of the money supply;

•	domestic and international disorder; and

•	instability in domestic and foreign financial markets.

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

The capital markets have been experiencing unprecedented volatility for the past several years. Such negative developments and disruptions have resulted in uncertainty in the financial markets and a general economic downturn. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to prior years. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations or our ability to access capital.

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

Like all commercial banks, Lakeland maintains an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. If our allowance for loan and lease losses is not adequate to cover actual loan and lease losses, we may be required to significantly increase future provisions for loan and lease losses, which could materially and adversely affect our operating results. In 2011, we recorded a provision for loan and lease losses of $18.8 million, compared to $19.3 million in 2010. Our allowance for loan and lease losses is determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease resolution, the opinions of our regulators, changes in the size and composition of the loan and lease portfolio and industry information. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and the allowance for loan and lease losses. While we believe that our allowance for loan and lease losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan and lease losses or that regulators will not require us to increase this allowance. Future increases in our allowance for loan and lease losses could materially and adversely affect our earnings and profitability.

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

As of December 31, 2011, the Company had approximately $471.9 million and $71.7 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

In addition, The Dodd-Frank Act amended the Federal Deposit Insurance Act by changing the base against which an insured depository institution’s deposit insurance assessment is calculated. These amendments require the appropriate assessment base to be calculated as the institution’s average consolidated total assets minus average tangible equity, rather than the institution’s deposits. The FDIC’s implementing regulation for these amendments became effective for the quarter beginning April 1, 2011 and was reflected in invoices for assessments due September 30, 2011. These developments have caused, and may cause in the future, an increase to our assessments. The FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us in the future, which could have a material adverse effect on our future earnings.

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

The Company operates 47 banking locations in Passaic, Morris, Sussex, Bergen, Essex and Warren Counties, New Jersey. The following chart provides information about the Company’s leased banking locations:

Location	Lease Expiration Date
Bristol Glen	October 31, 2012
Caldwell	September 30, 2024
Carlstadt	July 15, 2016
Cedar Crest	August 19, 2016
Hackensack	March 31, 2013
Hampton	September 30, 2019
Little Falls	November 30, 2015
Madison Avenue	April 30, 2017
North Haledon	June 30, 2017
Park Ridge	December 31, 2014
Pompton Plains	March 31, 2015
Ringwood	February 28, 2013
Rochelle Park	January 12, 2019
Sussex/Wantage	June 19, 2017
Vernon	September 30, 2016
Wantage	October 31, 2016
Wayne	May 31, 2028
Wharton	July 31, 2015
Woodland Commons	August 31, 2016
West Caldwell	March 31, 2029

All other offices of the Company and Lakeland are owned and are unencumbered.

Additionally, the Company is constructing two new facilities, and has entered into lease agreements for both of them. A training and operations center is under construction in Milton, NJ, and is expected to be completed by mid-2012. The Bank purchased an assignment of an existing lease for this facility which expires on February 28, 2016 and contains five (5) five-year options to renew at the Bank’s discretion at fixed base rent amounts. To the extent that the Bank exercises all of the options, the lease will expire on February 28, 2041. The other site under construction is a new branch location in Sparta, NJ, which is expected to be completed in late 2012. The initial term of the lease for this facility expires on August 31, 2032. This lease contains two (2) ten-year renewal options.

ITEM 3—Legal Proceedings

During the fourth quarter of 2011, the Company and the International Association of Machinists and Aerospace Workers (the “plaintiff”) settled a complaint that had been filed by the plaintiff in February 2010, in the Circuit Court of Maryland for Prince George’s County, in connection with certain equipment leases plaintiff entered into with a vendor and lease broker not affiliated with the Company. Under the settlement agreement, which included a confidentiality provision, the Company provided a quitclaim assignment of its interests in the leases to the plaintiff in consideration of a lump sum payment by the plaintiff to the Company.

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

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 54	2008	President and CEO, Lakeland Bancorp, Inc. and Lakeland Bank (April 2, 2008 – Present); President and Chief Credit Officer (May 2007 – April 1, 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 – May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division; Executive Vice President and Senior Loan Officer, Hudson United Bancorp and Hudson United Bank (prior years to February 2006)

Robert A. Vandenbergh Age 60	1999	Senior Executive Vice President and Chief Operating Officer of the Company (October 2008 – Present); Senior Executive Vice President and Chief Lending Officer of the Company (December 2006 – October 2008); Executive Vice President and Chief Lending Officer of the Company (October 1999 – December 2006)

Joseph F. Hurley Age 61	1999	Executive Vice President and Chief Financial Officer of the Company (November 1999 – Present)

Jeffrey J. Buonforte Age 60	1999	Executive Vice President and Senior Government Banking/Business Services Officer of the Company (June 2009 – Present); Executive Vice President and Chief Retail Officer of the Company (November 1999 – June 2009)

Louis E. Luddecke Age 65	1999	Executive Vice President and Chief Operations Officer of the Company (October 1999 – Present)

David S. Yanagisawa Age 60	2008	Executive Vice President and Chief Lending Officer of the Company (November 2008 – Present); Senior Vice President, TD Banknorth, N.A. (February 2006 – November 2008); Hudson United Bank, Senior Vice President (1997 – February 2006)

James R. Noonan Age 60	2003	Executive Vice President and Chief Credit Officer of the Company (December 2003 – Present)

Ronald E. Schwarz Age 56	2009	Executive Vice President and Chief Retail Officer of the Company (June 2009 – Present); Executive Vice President and Market Executive of Sovereign Bank (June 2006 – June 2009); Senior Vice President and Director of Retail Banking of Independence Community Bank (June 1999 – June 2006)

Timothy J. Matteson, Esq. Age 42	2008	Senior Vice President and General Counsel of the Company (September 2008 – Present); Assistant General Counsel, Israel Discount Bank (November 2007 – September 2008); Senior Attorney and Senior Vice President, TD Banknorth, N.A. (February 2006 – May 2007); General Counsel and Senior Vice President, Hudson United Bancorp and Hudson United Bank (January 2005 – February 2006)

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2011, there were 3,357 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by NASDAQ and dividends declared for the periods presented. All information is adjusted for the Company’s 5% stock dividend distributed on February 16, 2011.

	High	Low	Dividends Declared
Year ended December 31, 2011
First Quarter	$11.00	$9.37	$0.057
Second Quarter	11.50	9.15	0.060
Third Quarter	10.96	7.25	0.060
Fourth Quarter	9.76	7.25	0.060

	High	Low	Dividends Declared
Year ended December 31, 2010
First Quarter	$8.87	$5.63	$0.048
Second Quarter	10.72	8.11	0.048
Third Quarter	9.00	7.29	0.048
Fourth Quarter	11.10	7.73	0.057

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $224.3 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2011.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1—Business—Supervision and Regulation—Dividend Restrictions.”

Performance Graph

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks (formerly Morningstar) Regional Northeast Banks Index, which consists of 195 Regional Northeast Banks.

	Period Ending
Company/Market/Peer Group	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Lakeland Bancorp, Inc.	$100.00	$84.27	$84.55	$49.88	$87.64	$74.04
NASDAQ Market Index	100.00	110.66	66.41	96.54	114.06	113.16
Zacks Regional Northeast Banks	100.00	92.40	64.70	61.51	72.35	67.73

ITEM 6—	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following should be read in conjunction with Management’s Discussion and Analysis and Results of Operations and the Company’s consolidated financial statements included in item 7 and 8 of this report. The selective financial data set forth below has been derived from the Company’s audited consolidated financial statements.

	2011	2010	2009	2008	2007
	(in thousands except per share data)
Years Ended December 31
Interest income	$117,524	$125,649	$133,822	$143,937	$136,378
Interest expense	20,111	25,895	40,443	55,358	64,650

Net interest income	97,413	99,754	93,379	88,579	71,728
Provision for loan and lease losses	18,816	19,281	51,615	23,730	5,976
Noninterest income excluding gains/losses on investment securities	16,888	17,654	15,952	17,558	16,858
Gains on sales of investment securities	1,229	1,742	3,845	53	1,769
Other than temporary impairment losses on equity securities	0	(128)	(940)	—	—
Noninterest expenses	68,151	70,405	73,794	60,071	58,190

Income (loss) before income taxes (benefit)	28,563	29,336	(13,173)	22,389	26,189
Income tax provision (benefit)	8,712	10,125	(7,777)	7,224	8,201

Net income (loss)	19,851	19,211	(5,396)	15,165	17,988
Dividends on preferred stock and accretion	2,167	3,987	3,194	—	—

Net income (loss) available to common shareholders	$17,684	$15,224	$(8,590)	$15,165	$17,988

Per-Share Data(1)
Weighted average shares outstanding:
Basic	25,307	25,097	24,856	24,638	24,346
Diluted	25,411	25,128	24,856	24,726	24,449
Earnings (loss) per share:
Basic	$0.69	$0.60	($0.35)	$0.61	$0.74
Diluted	$0.69	$0.60	($0.35)	$0.61	$0.74
Cash dividend per common share	$0.24	$0.20	$0.29	$0.38	$0.36
Book value per common share	$9.44	$8.82	$8.46	$8.88	$8.66
Tangible book value per common share	$6.03	$5.35	$4.92	$5.27	$4.94

At December 31
Investment securities available for sale	$471,944	$487,107	$375,530	$282,174	$273,247
Investment securities held to maturity	71,700	66,573	81,821	110,114	129,360
Loans and leases, net of deferred costs	2,041,575	2,014,617	2,017,035	2,034,831	1,886,535
Goodwill and other identifiable intangible assets	87,111	87,689	88,751	89,812	90,874
Total assets	2,825,950	2,792,674	2,723,968	2,642,625	2,513,771
Total deposits	2,249,653	2,195,889	2,157,187	2,056,133	1,987,405
Total core deposits	1,890,101	1,783,040	1,691,447	1,445,101	1,383,234
Borrowings	232,322	272,322	223,222	288,222	249,077
Total stockholders’ equity	259,783	260,709	267,986	220,941	211,599

Performance ratios
Return on Average Assets(2)	0.71%	0.69%	NM	0.59%	0.76%
Return on Average Common Equity(2)	8.53%	8.70%	NM	6.99%	8.81%
Return on Average Equity(2)	7.79%	7.13%	NM	6.99%	8.81%
Efficiency ratio(3)	56.87%	56.40%	62.06%	54.72%	63.17%
Net Interest Margin (tax equivalent basis)	3.85%	3.95%	3.74%	3.79%	3.41%
Loans to Deposits	90.75%	91.74%	93.50%	98.96%	94.92%

Capital ratios
Common Equity to Asset ratio	8.54%	7.99%	7.78%	8.36%	8.42%
Tangible common equity to tangible assets	5.63%	5.01%	4.68%	5.14%	4.98%
Equity to Asset ratio	9.19%	9.34%	9.84%	8.36%	8.42%
Tier 1 leverage ratio	8.33%	9.21%	9.44%	8.08%	8.11%
Tier 1 risk-based capital ratio	11.23%	12.43%	12.65%	10.24%	10.08%
Total risk-based capital ratio	13.39%	13.68%	13.90%	11.52%	11.08%

(1)	Restated for 5% stock dividends in 2011 and 2007.
(2)	Ratios for 2009 are not meaningful (NM) and therefore not presented.
(3)	A non-GAAP ratio which represents non-interest expense, excluding other real estate expense, other repossessed asset expense, long-term debt prepayment fee, provision for unfunded lending commitments and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities. Total revenue represents net interest income (calculated on a tax equivalent basis) plus non-interest income.

ITEM 7—	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of the Company’s lending and leasing activities, customers’ acceptance of the Company’s products and services and competition.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company and Lakeland conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates implicit in these financial statements are as follows. For additional accounting policies and detail, refer to Note 1 to the consolidated financial statements included in item 8 of this report.

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

Fair value measurements and fair value of financial instruments. Fair values of financial instruments are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

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

Income taxes. The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangible, deferred loan costs, deferred compensation and valuation reserves on leases held for sale.

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

Goodwill and other identifiable intangible assets. The Company reviews goodwill for impairment annually as of November 30 or when circumstances indicate a potential for impairment at the reporting unit level. U.S. GAAP requires at least an annual review of the fair value of a reporting unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If this qualitative test determines it is unlikely (less than 50% probability) the carrying value of the Reporting Unit is less than its fair value, then the company does not have to perform a Step One impairment test. If the probability is greater than 50%, a Step One goodwill impairment test is required. The Step One test compares the fair value of each reporting unit to the carrying value of its net assets, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company performed a qualitative analysis to determine whether “the weight of evidence, the significance of all identified events and circumstances” indicated a greater than 50% likelihood existed that the carrying value of the Reporting Unit exceeded its fair value and if a Step One Test would be required. The Company identified nine qualitative assessments that are relative to the banking industry and to the Company. These factors included macroeconomic factors, banking industry conditions, banking merger and acquisition trends, Lakeland’s historical performance, the Company’s stock price, the expected performance of Lakeland, the change of control premium of the Company versus its peers and other miscellaneous factors. After reviewing and weighting these factors, the Company, as well as a third party adviser, determined as of November 30, 2011 that there was a less than 50% probability that the fair value of the Company was less than its carrying amount. Therefore, no Step One test was required.

Financial Overview

The year ended December 31, 2011 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•	Net income available to common shareholders increased $2.5 million or 16% to $17.7 million in 2011.

•	Total loans, net of leases, increased $67.3 million, or 3%, from 2010 to 2011.

•	Core deposits increased $107.1 million, or 6%, to $1.89 billion at year end 2011 and represented 84% of total deposits at December 31, 2011 compared to 81% at December 31, 2010.

•	Total noninterest-bearing deposits of $449.6 million increased $65.7 million, or 17%, from 2010.

•

Dividends on preferred stock and accretion declined from $4.0 million in 2010 to $2.2 million in 2011 reflecting repayments to the U.S. Department of the Treasury to repurchase preferred stock under the CPP. These repayments consisted of a $20.0 million repayment in August of 2010 and a $20.0 million repayment in March of 2011. The remaining shares of preferred stock issued to the Treasury were redeemed on February 8, 2012. On February 29, 2012, the Company repurchased the outstanding common stock warrant issued to the Treasury under the CPP for $2.8 million. For more information, please see Note 7 to the consolidated financial statements included in this report.

•

The Company’s effective tax rate was 30.5% in 2011, compared to 34.5% in 2010. The decrease in the effective tax rate was driven by increased tax benefits attributable to the real estate investment trust (“REIT”) subsidiary established in December 2010.

•

While non-performing assets of $50.2 million on December 31, 2011 increased $5.6 million from December 31, 2010, non-performing assets decreased $7.5 million from September 30, 2011 to December 31, 2011 due to the favorable resolution of several non-performing loans.

Net income for 2011 was $19.9 million compared to net income of $19.2 million in 2010. Net income available to common shareholders in 2011 was $17.7 million or $0.69 per diluted share compared to $15.2 million or $0.60 per diluted share in 2010.

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

Net interest income for 2011 on a tax-equivalent basis was $98.5 million, representing a decrease of $2.3 million, or 2%, from the $100.8 million earned in 2010. The decrease in net interest income primarily resulted from a 34 basis point decrease in the yield on interest-earning assets, which was partially offset by a 25 basis point decline in the cost of interest-bearing liabilities. The net interest spread as a result declined nine basis points to 3.67%. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds (interest-earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $62.7 million. The components of net interest income will be discussed in greater detail below.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
Interest Income
Loans and leases	$140	$(7,139)	$(6,999)	$(738)	$(4,801)	$(5,539)
Taxable investment securities	639	(1,691)	(1,052)	936	(3,353)	(2,417)
Tax-exempt investment securities	340	(346)	(6)	(118)	(235)	(353)
Federal funds sold	(40)	(30)	(70)	21	(9)	12

Total interest income	1,079	(9,206)	(8,127)	101	(8,398)	(8,297)

Interest Expense
Savings deposits	26	(180)	(154)	73	(1,022)	(949)
Interest-bearing transaction accounts	49	(2,276)	(2,227)	2,642	(3,960)	(1,318)
Time deposits	(750)	(1,186)	(1,936)	(3,041)	(6,290)	(9,331)
Borrowings	(226)	(1,241)	(1,467)	(2,011)	(939)	(2,950)

Total interest expense	(901)	(4,883)	(5,784)	(2,337)	(12,211)	(14,548)

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$1,980	$(4,323)	$(2,343)	$2,438	$3,813	$6,251

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases(A)	$1,997,652	$104,585	5.24%	$1,995,158	$111,584	5.59%	$2,007,881	$117,123	5.83%
Taxable investment securities	460,413	10,882	2.36%	438,653	11,934	2.72%	413,740	14,351	3.47%
Tax-exempt securities	70,437	3,086	4.38%	63,093	3,092	4.90%	65,377	3,445	5.27%
Federal funds sold(B)	31,939	51	0.16%	53,178	121	0.23%	43,008	109	0.25%

Total interest-earning assets	2,560,441	118,604	4.63%	2,550,082	126,731	4.97%	2,530,006	135,028	5.34%
Noninterest earning assets:
Allowance for loan and lease losses	(29,064)			(27,459)			(25,027)
Other assets	251,452			254,346			232,196

TOTAL ASSETS	$2,782,829			$2,776,969			$2,737,175

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$330,646	$454	0.14%	$317,620	$608	0.19%	$304,084	$1,557	0.51%
Interest-bearing transaction accounts	1,088,678	5,774	0.53%	1,082,026	8,001	0.74%	914,695	9,319	1.02%
Time deposits	400,442	4,650	1.16%	456,692	6,586	1.44%	589,499	15,917	2.70%
Borrowings	272,744	9,233	3.39%	278,754	10,700	3.84%	329,862	13,650	4.14%

Total interest-bearing liabilities	2,092,510	20,111	0.96%	2,135,092	25,895	1.21%	2,138,140	40,443	1.89%

Noninterest-bearing liabilities:
Demand deposits	422,568			359,915			315,193
Other liabilities	12,776			12,702			16,515
Stockholders’ equity	254,975			269,260			267,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,782,829			$2,776,969			$2,737,175

Net interest income/spread		98,493	3.67%		100,836	3.76%		94,585	3.45%
Tax equivalent basis adjustment		1,080			1,082			1,206

NET INTEREST INCOME		$97,413			$99,754			$93,379

Net interest margin(C)			3.85%			3.95%			3.74%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income on a tax equivalent basis divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $126.7 million in 2010 to $118.6 million in 2011, a decrease of $8.1 million, or 6%. The decrease in interest income was due to a 34 basis point decrease in the average yield on interest-earning assets, as a result of loans being refinanced at lower rates and lower yields on new loans and investments. The yield on average loans and leases at 5.24% in 2011 was 35 basis points lower than 2010. The yield on average taxable and tax-exempt investment securities decreased by 36 basis points to 2.36% and 52 basis points to 4.38%, respectively, in 2011.

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

Total interest expense decreased from $25.9 million in 2010 to $20.1 million in 2011, a decrease of $5.8 million, or 22%. Average interest-bearing liabilities decreased $42.6 million and the cost of those liabilities decreased from 1.21% in 2010 to 0.96% in 2011. The decrease in yield was due primarily to the continuing low rate environment and a $56.3 million reduction in higher yielding time deposits as customers preferred to keep their deposits in short-term transaction accounts. The decrease in time deposits was offset by increases in savings accounts, interest-bearing transaction accounts, and non-interest bearing deposits of $13.0 million, $6.7 million, and $62.7 million, respectively.

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

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.85%, 3.95% and 3.74% for 2011, 2010 and 2009, respectively. The decrease in net interest margin from 2010 to 2011 was primarily a result of the decrease in yield on interest-earning assets. The increase in net interest margin from 2009 to 2010 was primarily a result of the decrease in cost of interest-bearing liabilities. The net interest margins for 2011, 2010 and 2009 would have been 3.94%, 4.02% and 3.81%, respectively, had all of the non-accrual loans performed in accordance with their terms.

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

The provision for loan and lease losses decreased from $19.3 million in 2010 to $18.8 million in 2011. Net charge-offs increased from $17.5 million or 0.88% of average loans and leases in 2010 to $17.7 million or 0.89% of average loans and leases in 2011.

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

Noninterest Income

Noninterest income was $18.1 million in 2011 compared to $19.3 million earned in 2010. The decrease in this category is primarily due to a reduction in gains on leasing related assets and investment securities. In 2011, gains on investment securities totaled $1.2 million, which was a $513,000 reduction from the same period in 2010 and gains on leasing related assets at $974,000 in 2011 were $606,000 lower than in 2010. Additionally, there was $128,000 in other-than-temporary impairment losses taken on the Company’s equity securities portfolio in 2010 compared to no losses in 2011. Other income at $526,000 in 2011 was $221,000 lower than 2010 due primarily to a reduction in gains on loans sold. Income on bank owned life insurance in 2011 totaling $1.4 million was $93,000 lower than the same period in 2010 due primarily to decreases in rates on the underlying policies. Commissions and fees at $3.7 million in 2011 were $170,000 greater than the same period in 2010 due primarily to an increase in investment commission income. Noninterest income represented 16% of total revenue in 2011. (Total revenue is defined as net interest income plus noninterest income.)

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

Noninterest Expense

Noninterest expense totaling $68.2 million decreased $2.3 million in 2011 compared to 2010. Long term debt prepayment fees in 2011 were $800,000 compared to $1.8 million for the same period in 2010 because the Company prepaid less long term debt in 2011 than in 2010. FDIC insurance expense at $2.8 million was $974,000 lower than the same period in 2010 as a result of changes made by the FDIC in the method of calculating assessment rates. Collection expense at $343,000 decreased $249,000, which reflects lower leasing related collection costs. Stationery, supplies and postage at $1.4 million and marketing expense at $2.4 million decreased $240,000 and $291,000, respectively, in 2011, primarily as a result of costs incurred for the Company’s new brand identity project in 2010. During the third quarter of 2011 the Company completed its core deposit intangible amortization, which resulted in a $485,000 decrease in that category. Other real estate and repossessed asset expense at $780,000 increased $297,000 as a result of increased expenses related to other real estate properties.

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

The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding other real estate and other repossessed asset expense, long-term debt repayment fees, provision for unfunded lending commitments and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on securities). In 2011, the Company’s efficiency ratio on a tax equivalent basis was 56.9% compared to 56.4% in 2010 as a result of a decline in revenue, partially offset by continued management of expenses. The efficiency ratio was 62.1% in 2009.

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Calculation of efficiency ratio (a non-GAAP measure)
Total non-interest expense	$68,151	$70,405	$73,794	$60,071	$58,190
Less:
Amortization of core deposit intangibles	(577)	(1,062)	(1,062)	(1,062)	(1,180)
Other real estate owned and other repossessed asset expense	(780)	(483)	(1,002)	(155)	(10)
Long-term debt prepayment fee	(800)	(1,835)	(3,075)	—	—
Provision for unfunded lending commitments	(375)	(195)	(58)	(76)	(7)

Non-interest expense, as adjusted	$65,619	$66,830	$68,597	$58,778	$56,993

Net interest income	$97,413	$99,754	$93,379	$88,579	$71,728
Noninterest income	18,117	19,268	18,857	17,611	18,627

Total revenue	115,530	119,022	112,236	106,190	90,355
Plus: Tax-equivalent adjustment on municipal securities	1,080	1,082	1,206	1,287	1,629
Less: (gains) losses on investment securities	(1,229)	(1,614)	(2,905)	(53)	(1,769)

Total revenue, as adjusted	$115,381	$118,490	$110,537	$107,424	$90,215

Efficiency ratio	56.87%	56.40%	62.06%	54.72%	63.17%

Income Taxes

The Company’s effective income tax rate was 30.5%, 34.5% and 59.0%, in the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s lower effective tax rate of 30.5% in 2011 was driven by increased tax benefits attributable to the real estate investment trust (“REIT”) subsidiary established in December 2010. The Company’s effective tax rate of 59.0% in 2009 is due to its net loss and the impact that tax advantaged income had on the tax benefit of the loss. The tax advantaged income includes tax-exempt securities income and income on bank owned life insurance policies.

Financial Condition

Total assets increased from $2.79 billion on December 31, 2010 to $2.83 billion on December 31, 2011, an increase of $33.3 million, or 1%. Total assets at year-end 2010 increased $68.7 million or 3% from year-end 2009.

Loans and Leases

Lakeland primarily serves Northern New Jersey and the surrounding areas. Its leasing division serves a broader market with a focus on the Northeast. All of its borrowers are U.S. residents or entities.

Gross loans and leases, including leases held for sale, which totaled $2.04 billion as of December 31, 2011, increased $29.0 million compared to 2010. The increase in gross loans and leases is due primarily to increases in commercial loans secured by real estate and commercial and industrial loans, which was partially offset by a decrease in leases. Commercial loans secured by real estate increased from $970.2 million in 2010 to $1.01 billion in 2011, an increase of $42.7 million, or 4%. Commercial and industrial loans increased from $194.3 million in 2010 to $209.9 million in 2011, an increase of $15.7 million, or 8%. Real estate construction loans, which include commercial construction loans, at $79.1 million increased $8.4 million or 12%. Leases, including leases held for sale, totaling $28.9 million as of December 31, 2011 decreased $38.3 million or 57% compared to 2010. The Company continues to execute its strategy of reducing riskier leases while focusing on growth within the local market area. Total loans and leases at $2.01 billion as of December, 31 2010 decreased $1.8 million, or less than 1% compared to December 31, 2009 due to a $53.3 million or 44% decline in leases.

The following table sets forth the classification of Lakeland’s gross loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Commercial, secured by real estate	$1,012,982	$970,240	$914,223	$815,237	$702,886
Commercial, industrial and other	209,915	194,259	172,744	143,383	118,735
Leases	28,879	65,640	113,160	311,463	355,644
Leases held for sale	—	1,517	7,314	—	—
Real estate—residential mortgage	406,222	403,561	382,750	342,660	314,393
Real estate—construction	79,138	70,775	108,338	102,219	79,111
Home equity and consumer	304,190	306,322	315,598	315,704	310,359

	2,041,326	2,012,314	2,014,127	2,030,666	1,881,128
Plus deferred costs	249	2,303	2,908	4,165	5,407

Loans and leases net of deferred costs	$2,041,575	$2,014,617	$2,017,035	$2,034,831	$1,886,535

At December 31, 2011, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth maturities and sensitivity to changes in interest rates in commercial loans in the Company’s loan portfolio at December 31, 2011:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Commercial, secured by real estate	$89,310	$205,706	$717,966	$1,012,982
Commercial, industrial and other	99,825	79,796	30,294	209,915
Real estate—construction	31,160	7,609	40,369	79,138

Total	$220,295	$293,111	$788,629	$1,302,035

Predetermined rates	$37,840	$192,741	$63,029	$293,610
Floating or adjustable rates	182,455	100,370	725,600	1,008,425

Total	$220,295	$293,111	$788,629	$1,302,035

Risk Elements

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time principal and interest have been in default for a period of 90 days or more, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.

The following schedule sets forth certain information regarding Lakeland’s non-accrual (including troubled debt restructurings that are on non-accrual) and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	At December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Commercial, secured by real estate	$16,578	$12,905	$20,811	$2,642	$4,406
Commercial, industrial, and other	4,608	1,702	2,047	839	520
Leases, including leases held for sale	575	6,277	3,511	8,463	724
Real estate—residential mortgage	11,610	12,834	5,465	1,475	384
Real estate-construction	12,393	6,321	4,987	2,392	3,687
Home equity and consumer	3,252	2,930	1,890	733	448

Total non-accrual loans and leases	49,016	42,969	38,711	16,544	10,169
Other real estate and other repossessed assets	1,182	1,592	1,864	3,997	175

TOTAL NON-PERFORMING ASSETS	$50,198	$44,561	$40,575	$20,541	$10,344

Non-performing assets as a percent of total assets	1.78%	1.60%	1.49%	0.78%	0.41%

Loans and leases past due 90 days or more and still accruing	$1,367	$1,218	$1,437	$825	$667

Troubled debt restructurings, still accruing	$8,856	$9,073	$3,432	$—	$—

Non-accrual loans and leases increased to $49.0 million on December 31, 2011 from $43.0 million at December 31, 2010. The change in non-accrual loans and leases from 2010 to 2011 included an increase in commercial loans secured by real estate, commercial and industrial loans and commercial real estate construction loans of $3.7 million, $2.9 million and $6.1 million, respectively, which was partially offset by a decline in leasing non-accruals of $5.7 million. Commercial loan non-accruals included four loan relationships between $500,000 and $1.0 million totaling $2.8 million, and nine loan relationships exceeding $1.0 million totaling $22.8 million. The largest of the commercial loan non-accrual loans was $5.9 million. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $4.6 million and $3.6 million in troubled debt restructurings for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, Lakeland had $8.9 million in loans that were restructured and still accruing. Restructured loans are those loans where Lakeland has granted concessions to the borrower in payment terms in rate and/or in maturity as a result of the financial condition of the borrower.

For 2011, the gross interest income that would have been recorded, had the loans and leases classified at year-end as non-accrual been performing in conformance with their original terms, is approximately $2.9 million. The amount of interest income actually recorded on those loans and leases for 2011 was $539,000. The resultant loss of $2.4 million for 2011 compares with prior year losses of $1.8 million for 2010 and $1.9 million for 2009.

As of December 31, 2011, Lakeland had impaired loans and leases totaling $43.1 million (consisting primarily of non-accrual and restructured loans and leases), compared to $30.0 million at December 31, 2010. The valuation allowance of these loans and leases is based on the fair value of the underlying collateral. Based upon such evaluation, $805,000 has been allocated to the allowance for loan and lease losses for impairment at December 31, 2011 compared to $1.1 million at December 31, 2010. At December 31, 2011, Lakeland also had $41.7 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $47.0 million at December 31, 2010.

There were no additional loans or leases at December 31, 2011, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2011, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$27,331	$25,563	$25,053	$14,689	$13,454

Loans and leases charged off:
Commercial, secured by real estate(1)	5,352	7,510	2,524	95	199
Commercial, industrial and other	5,249	3,298	2,632	379	3,302
Leases	2,858	4,307	22,972	11,211	425
Leases held for sale	—	—	22,122	—	—
Real estate—residential mortgage	1,772	397	433	123	—
Real estate-construction	3,636	1,756	200	119	100
Home equity and consumer	3,010	2,250	2,499	2,044	1,341

Total loans and leases charged off	21,877	19,518	53,382	13,971	5,367

Recoveries:
Commercial, secured by real estate(1)	2,084	134	135	24	130
Commercial, industrial and other	439	62	134	17	79
Leases	1,206	1,391	1,777	150	2
Real estate—residential mortgage	32	7	—	—	—
Real estate-construction	67	—	—	38	—
Home equity and consumer	318	411	231	376	415

Total Recoveries	4,146	2,005	2,277	605	626

Net charge-offs:	17,731	17,513	51,105	13,366	4,741
Provision for loan and lease losses charged to operations	18,816	19,281	51,615	23,730	5,976

Ending balance	$28,416	$27,331	$25,563	$25,053	$14,689

Ratio of net charge-offs to average loans and leases outstanding:
Including charge down of leases held for sale	0.89%	0.88%	2.55%	0.68%	0.28%
Excluding charge down of leases held for sale	0.89%	0.88%	1.44%	0.68%	0.28%
Ratio of allowance at end of year as a percentage of year-end total loans and leases	1.39%	1.36%	1.27%	1.23%	0.78%

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

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired commercial loans under $250,000, leases, 1 – 4 family residential mortgages, and consumer loans.

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

A loan is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan and all accrued interest and the loan is not in the process of collection. Charge-offs are recommended by the Chief Credit Officer and approved by the Board on a monthly basis.

While non-performing loans and leases increased from $43.0 million on December 31, 2010 to $49.0 million on December 31, 2011, the allowance for loan and lease losses was 1.39% of total loans and leases on December 31, 2011 compared to 1.36% of total loans and leases on December 31, 2010. The increase in non-accrual loans, as discussed above, was in commercial loans secured by real estate, commercial and industrial loans and real estate construction loans. Non-accrual leases declined from 2010 to 2011 by $5.7 million due to the favorable resolution of several non-performing leases. Management believes, based on appraisals and estimated selling costs, that the majority of these loans are well secured and reserves on these loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2011. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans and leases that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans and leases in each category as well as historical trends.

	At December 31,
	2011		2010		2009		2008		2007
	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category
	(in thousands)
Commercial, secured by real estate(1)	$16,618	49.6%	$11,366	48.2%	$9,285	45.4%	$8,954	40.2%	$8,048	37.4%
Commercial, Industrial and other(1)	3,477	10.3%	5,113	9.7%	4,647	8.6%	—	7.1%	—	6.3%
Leases	688	1.4%	3,477	3.3%	4,308	6.0%	11,212	15.3%	2,310	18.9%
Real estate—residential mortgage	3,077	19.9%	2,628	20.1%	1,286	19.0%	626	16.9%	272	16.7%
Real estate—construction	1,424	3.9%	2,176	3.5%	3,198	5.4%	2,054	5.0%	1,680	4.2%
Home equity and consumer	3,132	14.9%	2,571	15.2%	2,839	15.6%	2,207	15.5%	2,379	16.5%

	$28,416	100.0%	$27,331	100.0%	$25,563	100.0%	$25,053	100.0%	$14,689	100.0%

(1)	Data related to the allocation of the allowance for loan and lease losses between commercial loan categories was not available prior to 2009.

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

	December 31,
	2011	2010	2009
	(in thousands)
U.S. Treasury and U.S. government agencies	$52,608	$112,293	$86,475
Obligations of states and political subdivisions	76,528	66,784	62,414
Mortgage-backed securities	370,101	326,626	272,665
Equity securities	23,132	24,536	20,898
Other debt securities	21,275	23,441	14,899

	$543,644	$553,680	$457,351

The Company does not own any collateralized debt obligations, pooled trust preferred securities or preferred stock with the Federal National Mortgage Association or the Federal Home Loan Mortgage Association.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2011, at fair value:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$5,002	$26,587	$12,014	$—	$43,603
Yield	0.32%	0.97%	1.54%	—%	1.05%
Obligations of states and political subdivisions
Amount	1,895	11,330	19,783	2,960	35,968
Yield	3.42%	3.26%	3.75%	3.77%	3.58%
Mortgage-backed securities
Amount	—	1,172	33,105	315,247	349,524
Yield	—%	3.07%	2.45%	2.24%	2.26%
Other debt securities
Amount	8,588	9,770	—	1,359	19,717
Yield	1.37%	2.22%	—%	1.37%	1.79%
Other equity securities
Amount	23,132	—	—	—	23,132
Yield	1.79%	—%	—%	—%	1.79%

Total securities
Amount	$38,617	$48,859	$64,902	$319,566	$471,944
Yield	1.59%	1.80%	2.68%	2.25%	2.21%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2011, at amortized cost:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. government agencies
Amount	$3,999	$—	$5,006	$—	$9,005
Yield	4.26%	—%	1.98%	—%	2.99%
Obligations of states and political subdivisions
Amount	14,534	15,211	8,254	2,560	40,559
Yield	2.17%	5.16%	4.90%	6.46%	4.12%
Mortgage-backed securities
Amount	—	140	3,370	17,067	20,577
Yield	—%	3.75%	4.52%	3.63%	3.78%
Other debt securities
Amount	—	504	1,055	—	1,559
Yield	—%	5.04%	5.64%	—%	5.45%

Total securities
Amount	$18,533	$15,855	$17,685	$19,627	$71,700
Yield	2.62%	5.14%	4.05%	4.00%	3.91%

Other Assets

Other assets decreased from $35.6 million at December 31, 2010 to $28.4 million at December 31, 2011 due primarily to a decrease in net deferred taxes of $2.8 million and the prepaid FDIC assessment of $2.6 million.

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2011 will be realized.

Deposits

Total deposits increased from $2.20 billion on December 31, 2010 to $2.25 billion on December 31, 2011, a $53.8 million, or 2%, increase. Savings and interest-bearing transaction accounts increased from $1.40 billion to $1.44 billion, an increase of $41.4 million, or 3%. Total core deposits, which are defined as noninterest-bearing deposits and savings and interest-bearing transaction accounts, increased from $1.78 billion on December 31, 2010 to $1.89 billion on December 31, 2011, an increase of $107.1 million, or 6%. Core deposits represent 84% of total deposits at December 31, 2011 compared to 81% at the end of 2010. Total time deposits decreased from $412.8 million on December 31, 2010 to $359.6 million on December 31, 2011, a decrease of $53.3 million, or 13%. Time deposits have decreased as a result of the continuing low rate environment where depositors prefer to keep their deposits in liquid transaction accounts versus long-term accounts.

Total deposits increased from $2.16 billion on December 31, 2009 to $2.20 billion on December 31, 2010, an increase of $38.7 million, or 2%.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$422,568	—%	$359,915	—%	$315,193	—%
Interest-bearing transaction accounts	1,088,678	0.53%	1,082,026	0.74%	914,695	1.02%
Savings	330,646	0.14%	317,620	0.19%	304,084	0.51%
Time deposits	400,442	1.16%	456,692	1.44%	589,499	2.70%

Total	$2,242,334	0.49%	$2,216,253	0.69%	$2,123,471	1.26%

As of December 31, 2011, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$49,126
Over 3 through 6 months	23,293
Over 6 through 12 months	35,169
Over 12 months	40,167

Total	$147,755

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $49.9 million in 2011 compared to $56.0 million and $22.5 million in 2010 and 2009, respectively.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2011, Lakeland generated $53.8 million in deposit growth.

•	Sales of securities and overnight funds. At year-end 2011, the Company had $471.9 million in securities designated “available for sale.”

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on December 31, 2011. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $28.0 million at December 31, 2011. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2011.

•

Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires the Company to pledge additional collateral to meet that margin call. For more information regarding the Company’s borrowings, see Note 6 to the consolidated financial statements.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2011. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

		Payment due period
(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$20,349	$2,058	$4,073	$3,354	$10,864
Benefit plan commitments	4,943	185	370	300	4,088
Remaining contractual maturities of time deposits	359,552	253,823	89,897	14,927	905
Subordinated debentures	77,322	—	—	—	77,322
Loan commitments	436,761	364,585	40,947	1,285	29,944
Other borrowings	155,000	60,000	20,000	30,000	45,000
Interest on other borrowings*	115,697	8,021	15,875	12,919	78,882
Series A Preferred Stock	19,000	—	—	—	19,000
Interest on Series A Preferred Stock	10,569	950	2,565	3,420	3,634
Standby letters of credit	9,043	7,398	1,428	137	80

Total	$1,208,236	$697,020	$175,155	$66,342	$269,719

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 4.41%.

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2012 (the base case) is $95.8 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-5.0%			-5.0%
December 31, 2011	-4.0%	-1.6%	-2.2%	-2.8%
December 31, 2010	-3.3%	-1.5%	-1.9%	-2.6%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2011 (the base case) was $331.5 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	+100 bp	-100 bp	-200 bp
Asset/Liability Policy Limit	-25.0%			-25.0%
December 31, 2011	-7.2%	-0.7%	-6.4%	-12.9%
December 31, 2010	-7.9%	-2.0%	-2.5%	-8.6%

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

Capital Resources

Stockholders’ equity decreased from $260.7 million on December 31, 2010 to $259.8 million on December 31, 2011. The decrease in stockholders’ equity from December 31, 2010 to December 31, 2011 was primarily due to redemption of preferred stock from the U.S Treasury Department totaling $20.0 million and the payment of dividends on common and preferred stock of $6.3 million. Partially offsetting these items was net income of $19.9 million and other comprehensive income of $4.5 million in 2011. For more information on the redemption of preferred stock, please see Note 7 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $8.82 on December 31, 2010 to $9.44 on December 31, 2011 primarily as a result of net income. Book value per common share was $8.46 on December 31, 2009. Tangible book value per share increased from $5.35 on December 31, 2010 to $6.03 on December 31, 2011. For more information see “Non-GAAP Financial Measures.”

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

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2011 and 2010:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2011	2010	2011	2010	2011	2010
Capital Ratios:
The Company	8.33%	9.21%	11.23%	12.43%	13.39%	13.68%
Lakeland Bank	8.40%	8.71%	11.33%	11.75%	12.59%	13.00%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

	December 31,
(dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period—GAAP	$241,303	$223,235	$211,963	$220,941	$211,599
Less:
Goodwill	87,111	87,111	87,111	87,111	87,111
Other identifiable intangible assets, net	—	578	1,640	2,701	3,763

Total tangible common stockholders’ equity at end of period—Non-GAAP	$154,192	$135,546	$123,212	$131,129	$120,725

Shares outstanding at end of period(1)	25,558	25,322	25,066	24,871	24,445

Book value per share—GAAP(1)	$9.44	$8.82	$8.46	$8.88	$8.66

Tangible book value per share—Non-GAAP(1)	$6.03	$5.35	$4.92	$5.27	$4.94

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period—Non-GAAP	$154,192	$135,546	$123,212	$131,129	$120,725

Total assets at end of period	$2,825,950	$2,792,674	$2,723,968	$2,642,625	$2,513,771
Less:
Goodwill	87,111	87,111	87,111	87,111	87,111
Other identifiable intangible assets, net	—	578	1,640	2,701	3,763

Total tangible assets at end of period—Non-GAAP	$2,738,839	$2,704,985	$2,635,217	$2,552,813	$2,422,897

Common equity to assets—GAAP	8.54%	7.99%	7.78%	8.36%	8.42%

Tangible common equity to tangible assets—Non-GAAP	5.63%	5.01%	4.68%	5.14%	4.98%

(1)	Adjusted for 5% stock dividend payable on February 16, 2011 to shareholders of record January 31, 2011.

	For the years ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Calculation of return on average tangible common equity
Net income (loss)—GAAP	$19,851	$19,211	$(5,396)	$15,165	$17,988

Total average common stockholders’ equity	$232,711	$220,796	$217,062	$216,931	$204,127
Less:
Average goodwill	87,111	87,111	87,111	87,111	87,111
Average other identifiable intangible assets, net	166	1,120	2,182	3,247	4,359

Total average tangible common stockholders’ equity—Non GAAP	$145,434	$132,565	$127,769	$126,573	$112,657

Return on average common stockholders’ equity—GAAP	8.53%	8.70%	-2.49%	6.99%	8.81%

Return on average tangible common stockholders’ equity—Non-GAAP	13.65%	14.49%	-4.22%	11.98%	15.97%

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

In April 2011, the FASB issued accounting guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The purpose of this guidance is to eliminate diversity in practice and provide greater comparability between companies’ financial statements. This guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of this guidance did not have a significant impact on the Company’s financial statements.

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

In June 2011, the FASB issued accounting guidance updating the requirements regarding the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. This amendment will be applied prospectively and the amendments are effective for fiscal years and interim periods beginning after December 15, 2011. Adoption of the guidance is not expected to have a significant impact on the Company’s financial statements. In December 2011, the FASB deferred certain aspects of this guidance related to the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.

In September 2011, the FASB issued accounting guidance related to the annual testing of goodwill for impairment. Under the new guidance, an entity has the option to first determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If, however, the entity concludes otherwise, then it is required to perform the first step of the two-step impairment test and then perform the second test, if required. This amendment is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. The Company adopted this guidance for its goodwill review as of November 30, 2011. Adoption did not have a significant impact on the Company’s financial statements.

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

ITEM 7A—	Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8—Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(dollars in thousands)
ASSETS
Cash	$60,688	$26,063
Interest-bearing deposits due from banks	11,870	23,215

Total cash and cash equivalents	72,558	49,278
Investment securities, available for sale	471,944	487,107
Investment securities, held to maturity, at amortized cost with fair value of $74,274 in 2011 and $68,815 in 2010	71,700	66,573
Leases held for sale	—	1,517
Loans, net of deferred costs	2,041,575	2,013,100
Less: allowance for loan and lease losses	28,416	27,331

Net loans	2,013,159	1,987,286
Premises and equipment—net	27,917	27,554
Accrued interest receivable	8,369	8,849
Goodwill	87,111	87,111
Bank owned life insurance	44,760	43,284
Other assets	28,432	35,632

TOTAL ASSETS	$2,825,950	$2,792,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing	$449,560	$383,877
Savings and interest-bearing transaction accounts	1,440,541	1,399,163
Time deposits under $100 thousand	211,797	241,911
Time deposits $100 thousand and over	147,755	170,938

Total deposits	2,249,653	2,195,889
Federal funds purchased and securities sold under agreements to repurchase	72,131	52,123
Other borrowings	155,000	195,000
Subordinated debentures	77,322	77,322
Other liabilities	12,061	11,631

TOTAL LIABILITIES	2,566,167	2,531,965

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 19,000 shares at December 31, 2011 and 39,000 at December 31, 2010	18,480	37,474
Common stock, no par value; authorized 40,000,000 shares; issued shares, 25,976,648 at December 31,2011 and 25,977,592 at December 31, 2010; outstanding shares, 25,558,229 at December 31, 2011 and 25,321,824 at December 31, 2010	270,044	271,595
Accumulated Deficit	(26,061)	(38,004)
Treasury stock, at cost, 418,419 shares in 2011 and 655,768 shares in 2010	(5,551)	(8,683)
Accumulated other comprehensive gain (loss)	2,871	(1,673)

TOTAL STOCKHOLDERS’ EQUITY	259,783	260,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,825,950	$2,792,674

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$104,585	$111,584	$117,123
Federal funds sold and interest-bearing deposits with banks	51	121	109
Taxable investment securities	10,882	11,934	14,351
Tax-exempt investment securities	2,006	2,010	2,239

TOTAL INTEREST INCOME	117,524	125,649	133,822

INTEREST EXPENSE
Deposits	10,878	15,195	26,793
Federal funds purchased and securities sold under agreements to repurchase	88	127	139
Other borrowings	9,145	10,573	13,511

TOTAL INTEREST EXPENSE	20,111	25,895	40,443

NET INTEREST INCOME	97,413	99,754	93,379
Provision for loan and lease losses	18,816	19,281	51,615

NET INTEREST INCOME AFTER PROVISION FOR
LOAN AND LEASE LOSSES	78,597	80,473	41,764
NONINTEREST INCOME
Service charges on deposit accounts	10,262	10,278	10,918
Commissions and fees	3,703	3,533	3,709
Gains on sales and calls of investment securities, net	1,229	1,742	3,845
Other-than-temporary impairment loss on securities	—	(128)	(940)
Income on bank owned life insurance	1,423	1,516	1,930
Gains (losses) on leasing related assets, net	974	1,580	(1,142)
Other income	526	747	537

TOTAL NONINTEREST INCOME	18,117	19,268	18,857

NONINTEREST EXPENSE
Salaries and employee benefits	36,500	36,086	34,505
Net occupancy expense	6,885	6,735	6,637
Furniture and equipment	4,726	4,867	5,038
Stationery, supplies and postage	1,396	1,636	1,605
Marketing expense	2,409	2,700	2,633
Core deposit intangible amortization	577	1,062	1,062
FDIC insurance expense	2,790	3,764	5,819
Collection expense	343	592	1,552
Legal expense	1,692	1,698	1,003
Other real estate and repossessed asset expense	780	483	1,002
Long-term debt prepayment fee	800	1,835	3,075
Other expenses	9,253	8,947	9,863

TOTAL NONINTEREST EXPENSE	68,151	70,405	73,794

Income (loss) before provision (benefit) for income taxes	28,563	29,336	(13,173)
Provision (benefit) for income taxes	8,712	10,125	(7,777)

NET INCOME (LOSS)	$19,851	$19,211	($5,396)

Dividends on Preferred Stock and Accretion	$2,167	$3,987	$3,194

Net Income (Loss) Available to Common Stockholders	$17,684	$15,224	($8,590)

PER SHARE OF COMMON STOCK:
Basic earnings (loss)	$0.69	$0.60	$(0.35)

Diluted earnings (loss)	$0.69	$0.60	$(0.35)

Cash dividends	$0.24	$0.20	$0.29

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

	Common stock		Series A Preferred Stock	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2008	24,740,564	257,051		(19,246)	(14,496)	(2,368)	220,941

Comprehensive income 2009:
Net Loss				(5,396)			(5,396)
Other comprehensive income, net of tax						1,711	1,711

Total comprehensive loss							(3,685)

Preferred stock issued, net of costs			58,837				58,837
Common stock warrant		3,345	(3,345)				—
Preferred dividends				(2,663)			(2,663)
Accretion of discount on preferred stock			531	(531)			—
Stock based compensation		443					443
Issuance of stock for restricted stock awards		(199)			199		—
Issuance of stock to dividend reinvestment and stock purchase plan		(1,032)		(1,256)	2,323		35
Exercise of stock options, net of excess tax benefits		(87)			34		(53)
Cash dividends, common stock				(5,869)			(5,869)

BALANCE DECEMBER 31, 2009	24,740,564	259,521	56,023	(34,961)	(11,940)	(657)	267,986

Comprehensive income 2010:
Net Income				19,211			19,211
Other comprehensive loss, net of tax						(1,016)	(1,016)

Total comprehensive income							18,195

Preferred dividends				(2,536)			(2,536)
Accretion of discount			1,451	(1,451)			—
Stock based compensation		538					538
Redemption of preferred stock			(20,000)				(20,000)
Stock dividend	1,237,028	13,224		(13,224)			—
Issuance of restricted stock awards		(476)			476		—
Issuance of stock to dividend reinvestment and stock purchase plan		(516)		(864)	1,437		57
Exercise of stock options, net of excess tax benefits		(696)			1,344		648
Cash dividends, common stock				(4,179)			(4,179)

BALANCE DECEMBER 31, 2010	25,977,592	$271,595	$37,474	$(38,004)	$(8,683)	$(1,673)	$260,709

Comprehensive income 2011:
Net Income				19,851			19,851
Other comprehensive income, net of tax						4,544	4,544

Total comprehensive income							24,395

Preferred dividends				(1,161)			(1,161)
Accretion of discount			1,006	(1,006)			—
Stock based compensation		627					627
Redemption of preferred stock			(20,000)				(20,000)
Adjustment for stock dividend	(944)	(309)		309			—
Issuance of restricted stock awards		(1,262)			1,262		—
Issuance of stock to dividend reinvestment and stock purchase plan		(520)		(1,009)	1,714		185
Exercise of stock options, net of excess tax benefits		(87)			156		69
Cash dividends, common stock				(5,041)			(5,041)

BALANCE DECEMBER 31, 2011	25,976,648	$270,044	$18,480	$(26,061)	$(5,551)	$2,871	$259,783

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,851	$19,211	$(5,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	6,519	4,404	4,160
Depreciation and amortization	2,904	3,061	3,306
Amortization of intangible assets	577	1,062	1,062
Provision for loan and lease losses	18,816	19,281	51,615
Stock based compensation	627	538	443
Gains on securities, net	(1,229)	(1,742)	(3,845)
Other-than-temporary impairment loss on securities	—	128	940
(Gains) losses on leases	(1,026)	(772)	1,631
Writedown of other repossessed assets	230	—	782
(Gains) losses on other real estate and other repossessed assets	115	(808)	(230)
Gain on sale of premises and equipment	(167)	(48)	—
Deferred tax provision (benefit)	172	547	(2,725)
Decrease (increase) in other assets	2,162	11,105	(26,247)
Increase (decrease) in other liabilities	379	23	(2,957)

NET CASH PROVIDED BY OPERATING ACTIVITIES	49,930	55,990	22,539

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	161,241	160,581	147,300
Held to maturity	21,587	26,054	41,890
Proceeds from sales of securities:
Available for sale	92,409	76,048	153,763
Purchase of securities:
Available for sale	(234,230)	(352,011)	(391,948)
Held to maturity	(26,834)	(10,939)	(13,742)
Purchase of bank owned life insurance	—	—	(1,304)
Proceeds from sales of leases	16,433	1,077	53,407
Net increase in loans and leases	(64,403)	(19,057)	(94,874)
Proceeds from dispositions of premises and equipment	325	288	3
Capital expenditures	(3,425)	(1,659)	(3,026)
Proceeds from sales of other real estate and other repossessed assets	2,548	4,133	6,853

NET CASH USED IN INVESTING ACTIVITIES	(34,349)	(115,485)	(101,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	53,764	38,702	101,054
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	20,008	(11,549)	1,309
Proceeds from other borrowings	45,000	80,000	—
Repayments of other borrowings	(85,000)	(30,900)	(65,000)
Issuance of stock to Dividend Reinvestment and Stock Purchase Plan	185	57	35
Proceeds on issuance of preferred stock, net	—	—	58,837
Redemption of preferred stock	(20,000)	(20,000)	—
Exercise of stock options	72	627	(55)
Excess tax benefits	(3)	21	2
Dividends paid on preferred stock	(1,286)	(2,669)	(2,287)
Dividends paid on common stock	(5,041)	(4,179)	(5,869)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,699	50,110	88,026

Net increase (decrease) in cash and cash equivalents	23,280	(9,385)	8,887
Cash and cash equivalents, beginning of year	49,278	58,663	49,776

CASH AND CASH EQUIVALENTS, END OF YEAR	$72,558	$49,278	$58,663

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

The Company evaluates the portfolio for impairment each quarter. In estimating other-than-temporary losses, the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company is more likely than not to sell the security before recovery of its cost basis. If a security has been impaired for more than twelve months, and the impairment is deemed other than temporary and material, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.

If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

Loans and Leases and Allowance for Loan and Lease Losses

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan and lease losses.

Interest income is accrued as earned on a simple interest basis. All unamortized fees and costs related to the loan are amortized over the life of the loan using the interest method. Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest and principal is doubtful. When a loan or lease is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income.

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time principal and interest have been in default for a period of 90 days or more, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally charged off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.

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

Loans are classified as troubled debt restructured loans in cases where borrowers experience financial difficulties but are current on their payments and the Company makes certain concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. Nonetheless, restructured loans are classified as impaired loans.

Once an obligation has been restructured because of credit problems, it continues to be considered restructured until paid in full or if all of the following conditions are met: (1) the financial problems of the borrower have been cured; (2) the obligation is returned to a market rate and term; and (3) there has been performance for the longer of the next annual reporting period or six consecutive months.

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

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired commercial loans under $250,000, leases, 1 – 4 family residential mortgages, and consumer loans.

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

A loan is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan and all outstanding interest owed, and the loan is not in the process of collection. Charge-offs are recommended by the Chief Credit Officer and approved by the Board on a monthly basis.

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

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2011 and 2010, Lakeland was servicing approximately $30.3 million and $30.8 million, respectively, of loans for others.

The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained. The Company records mortgage servicing rights and the loans based on relative fair values at the date of origination and evaluated for impairment at each reporting period.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP which requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitization of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments. No mortgage loans were identified as held for sale as of December 31, 2011 and 2010.

Restrictions On Cash And Due From Banks

Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account. The amounts of those reserves at December 31, 2011 and 2010 were approximately $325,000 and $454,000, respectively.

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

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. The following shows supplemental non-cash investing and financing activities for the periods presented:

	2011	2010	2009
	(in thousands)
Transfer of loans and leases receivable to other real estate owned and other repossessed assets	$2,482	$3,052	$5,271
Cash paid for income taxes	8,874	6,460	2,434
Cash paid for interest	20,366	26,508	42,448
Transfer of leases receivable to leases held for sale at fair value	—	—	67,945
Transfer of leases from held for sale to held for investment	1,517	1,888	—

Comprehensive Income

The Company reports comprehensive income in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

	Year ended December 31, 2011
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$8,600	$(3,155)	$5,445
Less reclassification adjustment for net gains realized in net income	1,229	(430)	799

Net unrealized gains on available for sale securities	7,371	(2,725)	4,646
Change in pension liabilities	(176)	74	(102)

Other comprehensive income, net	$7,195	$(2,651)	$4,544

	Year ended December 31, 2010
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(139)	$75	$(64)
Less reclassification adjustment for net gains realized in net income	1,614	(565)	1,049

Net unrealized losses on available for sale securities	(1,753)	640	(1,113)
Change in pension liabilities	161	(64)	97

Other comprehensive loss, net	$(1,592)	$576	$(1,016)

	Year ended December 31, 2009
	Before tax amount	Tax Expense	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$5,229	$(1,919)	$3,310
Less reclassification adjustment for net gains realized in net income (loss)	2,905	(1,017)	1,888

Net unrealized gains on available for sale securities	2,324	(902)	1,422
Change in pension liabilities	486	(197)	289

Other comprehensive income, net	$2,810	$(1,099)	$1,711

Goodwill and Other Identifiable Intangible Assets

Goodwill and core deposit intangibles resulting from prior acquisitions totaled $87.1 million and $7.9 million, respectively, at the time of acquisition. Total goodwill was $87.1 million at December 31, 2011 and 2010. In the third quarter of 2011 the Company completed its core deposit intangible amortization. Core deposit intangibles were $578,000 at December 31, 2010 which was amortized in 2011. Core deposit amortization was $1.1 million for both 2010 and 2009.

The Company reviews goodwill for impairment annually as of November 30 or when circumstances indicate a potential for impairment at the reporting unit level. U.S. GAAP requires at least an annual review of the fair value of a Reporting Unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If this qualitative test determines it is unlikely (less than 50% probability) the carrying value of the Reporting Unit is less than its fair value, then the company does not have to perform a Step One impairment test. If the probability is greater than 50%, a Step One goodwill impairment test is required. The Step One test compares the fair value of each reporting unit to the carrying value of its net assets, including goodwill. If the fair value is less than carrying value, the Step Two test is required. The Company has determined that it has one reporting unit, Community Banking.

The Company performed a qualitative analysis to determine whether “the weight of evidence, the significance of all identified events and circumstances” indicated a greater than 50% likelihood existed that the carrying value of the Reporting Unit exceeded its fair value and if a Step One Test would be required. The Company identified nine qualitative assessments that are relative to the banking industry and to the Company. These factors included macroeconomic factors, banking industry conditions, banking merger and acquisition trends, Lakeland’s historical performance, the Company’s stock price, the expected performance of Lakeland, the change of control premium of the Company versus its peers and other miscellaneous factors. After reviewing and weighting these factors, the Company, as well as a third party adviser, determined as of November 30, 2011 that there was a less than 50% probability that the fair value of the Company was less than its carrying amount. Therefore, no Step One test was required.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is owner and beneficiary of the policies. At December 31, 2011 and 2010, the Company had $44.8 million and $43.3 million, respectively, in BOLI. Income earned on BOLI was $1.4 million, $1.5 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in income earned on BOLI in 2011 compared to 2010 was due to a decrease in the yield on the underlying policies. Income earned on BOLI in 2009 included $485,000 in proceeds from insurance policy payouts.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangibles, deferred loan fees and deferred compensation.

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

The Company’s maximum exposure to the Trusts is $75 million which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.

The Federal Reserve has issued guidance on the regulatory capital treatment for the trust preferred securities issued by the Trusts. The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule allows bank holding companies to continue to count trust preferred securities as Tier 1 Capital at March 31, 2011. The Company’s capital ratios continue to be categorized as “well-capitalized” under the regulatory framework for prompt corrective action. Under the Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act, any new issuance of trust preferred securities by the Company would not be eligible as regulatory capital.

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

In April 2011, the FASB issued accounting guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The purpose of this guidance is to eliminate diversity in practice and provide greater comparability between companies’ financial statements. This guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of this guidance did not have a significant impact on the Company’s financial statements.

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

In June 2011, the FASB issued accounting guidance updating the requirements regarding the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. This amendment will be applied prospectively and the amendments are effective for fiscal years and interim periods beginning after December 15, 2011. Adoption of the guidance is not expected to have a significant impact on the Company’s financial statements. In December 2011, the FASB deferred certain aspects of this guidance related to the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.

In September 2011, the FASB issued accounting guidance related to the annual testing of goodwill for impairment. Under the new guidance, an entity has the option to first determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If, however, the entity concludes otherwise, then it is required to perform the first step of the two-step impairment test and then perform the second test, if required. This amendment is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this guidance for its goodwill review as of November 30, 2011. Adoption did not have a significant impact on the Company’s financial statements.

NOTE 2—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

	December 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$43,463	$140	$—	$43,603	$107,870	$294	$(867)	$107,297
Mortgage-backed securities	344,938	5,014	(428)	349,524	306,882	2,536	(3,566)	305,852
Obligations of states and political subdivisions	34,102	1,875	(9)	35,968	27,567	357	(375)	27,549
Other debt securities	20,965	72	(1,320)	19,717	22,582	102	(811)	21,873
Equity securities	22,876	306	(50)	23,132	23,979	559	(2)	24,536

	$466,344	$7,407	$(1,807)	$471,944	$488,880	$3,848	$(5,621)	$487,107

	December 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$9,005	$134	$—	$9,139	$4,996	$229	$—	$5,225
Mortgage-backed securities	20,577	1,148	(1)	21,724	20,774	1,105	—	21,879
Obligations of states and political subdivisions	40,559	1,305	(9)	41,855	39,235	956	(84)	40,107
Other debt securities	1,559	72	(75)	1,556	1,568	40	(4)	1,604

	$71,700	$2,659	$(85)	$74,274	$66,573	$2,330	$(88)	$68,815

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$15,418	$15,485	$18,533	$18,640
Due after one year through five years	47,864	47,687	15,715	16,313
Due after five years through ten years	30,493	31,797	14,315	14,950
Due after ten years	4,755	4,319	2,560	2,647

	98,530	99,288	51,123	52,550
Mortgage-backed securities	344,938	349,524	20,577	21,724
Equity securities	22,876	23,132	—	—

Total securities	$466,344	$471,944	$71,700	$74,274

The following table shows proceeds from sales of securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Sale proceeds	$92,409	$76,048	$153,763
Gross gains	1,285	1,752	4,506
Gross losses	(56)	(10)	(661)

Securities with a carrying value of approximately $343.7 million and $340.6 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	Less than 12 months		12 months or longer		Number of securities	Total
December 31, 2011	Fair value	Unrealized Losses	Fair value	Unrealized Losses		Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$—	$—	$—	$—	0	$—	$—
Mortgage-backed securities	81,067	398	9,201	30	23	90,268	428
Obligations of states and political subdivisions	2,171	9	20	—	5	2,191	9
Other debt securities	467	12	5,645	1,308	4	6,112	1,320
Equity securities	5,043	50	—	—	4	5,043	50

	$88,748	$469	$14,866	$1,338	36	$103,614	$1,807

HELD TO MATURITY
Mortgage-backed securities	$1,513	$1	$—	$—	1	$1,513	$1
Obligations of states and political subdivisions	790	2	395	7	4	1,185	9
Other debt securities	957	75	—	—	2	957	75

	$3,260	$78	$395	$7	7	$3,655	$85

	Less than 12 months		12 months or longer		Number of securities	Total
December 31, 2010	Fair value	Unrealized Losses	Fair value	Unrealized Losses		Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$60,037	$867	$—	$—	13	$60,037	$867
Mortgage-backed securities	143,693	3,535	5,323	31	36	149,016	3,566
Obligations of states and political subdivisions	11,404	374	40	1	27	11,444	375
Other debt securities	4,962	38	6,182	773	4	11,144	811
Equity securities	—	—	1	2	1	1	2

	$220,096	$4,814	$11,546	$807	81	$231,642	$5,621

HELD TO MATURITY
Obligations of states and political subdivisions	$2,699	$76	$415	$8	8	$3,114	$84
Other debt securities	529	4	—	—	1	529	4

	$3,228	$80	$415	$8	9	$3,643	$88

Management has evaluated the securities in the above table and has concluded that, with the exception of the equity securities discussed below, none of the securities with unrealized losses has impairments that are other-than-temporary. Fair value below cost is solely due to interest rate movements and is deemed temporary.

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

In 2011 the Company recorded no other-than-temporary impairment charges on investments in its equity securities portfolio, compared to $128,000 in 2010.

As of December 31, 2011, equity securities included $12.8 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2011, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $9.9 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of December 31, 2011, the amortized cost of these securities was $9.7 million and the fair value was $9.9 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

NOTE 3—LOANS AND LEASES

The following sets forth the composition of Lakeland’s loan and lease portfolio for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Commercial, secured by real estate	$1,012,982	$970,240
Commerical, industrial and other	209,915	194,259
Leases	28,879	65,640
Leases held for sale	—	1,517
Real estate-residential mortgage	406,222	403,561
Real estate-construction	79,138	70,775
Home equity and consumer	304,190	306,322

Total loans and leases	2,041,326	2,012,314
Plus deferred costs	249	2,303

Loans and leases, net of deferred costs	$2,041,575	$2,014,617

Non-accrual and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-accrual loans and leases, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings:

	At December 31,
(in thousands)	2011	2010
Commercial, secured by real estate	$16,578	$12,905
Commercial, industrial and other	4,608	1,702
Leases, including leases held for sale	575	6,277
Real estate—residential mortgage	11,610	12,834
Real estate—construction	12,393	6,321
Home equity and consumer	3,252	2,930

Total non-accrual loans and leases	49,016	42,969
Other real estate and other repossessed assets	1,182	1,592

TOTAL NON-PERFORMING ASSETS	$50,198	$44,561

Troubled debt restructurings, still accruing	$8,856	$9,073

Non-accrual loans included $4.6 million and $3.6 million of troubled debt restructurings for the years ended December 31, 2011 and 2010, respectively.

An age analysis of past due loans, segregated by class of loans as of December 31, 2011 and 2010 is as follows:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$3,638	$1,731	$16,578	$21,947	$991,035	$1,012,982	$—
Commercial, industrial and other	512	49	4,608	5,169	204,746	209,915	—
Leases, including leases held for sale	397	164	575	1,136	27,743	28,879	—
Real estate—residential mortgage	3,059	1,235	12,818	17,112	389,110	406,222	1,208
Real estate—construction	—	—	12,393	12,393	66,745	79,138	—
Home equity and consumer	2,350	448	3,411	6,209	297,981	304,190	159

	$9,956	$3,627	$50,383	$63,966	$1,977,360	$2,041,326	$1,367

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$4,387	$2,856	$13,557	$20,800	$949,440	$970,240	$651
Commercial, industrial and other	175	83	1,703	1,961	192,298	194,259	2
Leases, including leases held for sale	20,919	427	6,293	27,639	39,518	67,157	16
Real estate—residential mortgage	4,867	1,574	13,176	19,617	383,944	403,561	343
Real estate—construction	450	—	6,321	6,771	64,004	70,775	—
Home equity and consumer	3,459	842	3,137	7,438	298,884	306,322	206

	$34,257	$5,782	$44,187	$84,226	$1,928,088	$2,012,314	$1,218

Impaired Loans

Impaired loans for the year ended December 31, 2011 and 2010, are as follows:

December 31, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$19,648	$24,922	$—	$332	$14,792
Commercial, industrial and other	4,074	8,155	—	—	3,445
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	415	415	—	29	542
Real estate-construction	12,400	16,353	—	14	11,231
Home equity and consumer	400	485	—	1	14

Loans with specific allowance:
Commercial, secured by real estate	3,920	6,421	392	18	6,209
Commercial, industrial and other	534	647	172	—	768
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	561	570	75	19	332
Real estate-construction	244	518	24	—	333
Home equity and consumer	949	963	142	34	800
Total:
Commercial, secured by real estate	$23,568	$31,343	$392	$350	$21,001
Commercial, industrial and other	4,608	8,802	172	—	4,213
Leases, including leases held for sale	—	—	—	—	—
Real estate—residential mortgage	976	985	75	48	874
Real estate-construction	12,644	16,871	24	14	11,564
Home equity and consumer	1,349	1,448	142	35	814

	$43,145	$59,449	$805	$447	$38,466

December 31, 2010	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,176	$19,083	$—	$206	$11,551
Commercial, industrial and other	513	530	—	—	375
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	969	969	—	30	776
Real estate-construction	7,302	8,330	—	9	3,195
Home equity and consumer	—	—	—	—	123

Loans with specific allowance:
Commercial, secured by real estate	3,992	5,191	403	6	11,180
Commercial, industrial and other	1,243	1,400	511	2	2,485
Leases, including leases held for sale	91	91	49	—	114
Real estate-residential mortgage	397	397	60	6	347
Real estate-construction	69	309	7	—	1,005
Home equity and consumer	1,249	1,249	103	41	529
Total:
Commercial, secured by real estate	$18,168	$24,274	$403	$212	$22,731
Commercial, industrial and other	1,756	1,930	511	2	2,860
Leases, including leases held for sale	91	91	49	—	114
Real estate—residential mortgage	1,366	1,366	60	36	1,123
Real estate—construction	7,371	8,639	7	9	4,200
Home equity and consumer	1,249	1,249	103	41	652

	$30,001	$37,549	$1,133	$300	$31,680

The balance of impaired loans and leases was $31.4 million at December 31, 2009. The allowance for loan and lease losses associated with impaired loans and leases was $3.7 million at December 31, 2009. At December 31, 2009, the Company had $14.6 million in impaired loans and leases for which there was no related allowance for loan losses. The average recorded investment in impaired loans and leases was $25.2 million during 2009, and the income recognized, primarily on the cash basis, on impaired loans and leases was $55,000 during 2009. Interest which would have been accrued on impaired loans and leases during 2011, 2010 and 2009 was $2.9 million, $2.2 million and $2.0 million, respectively.

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

The following table shows the Company’s commercial loan portfolio as of December 31, 2011 and 2010, by the risk ratings discussed above (in thousands):

December 31, 2011	Commercial, secured by real estate	Commercial, Industrial and other	Real estate- construction
Risk Rating
1	$—	$—	$—
2	—	11,323	—
3	26,085	17,658	11,175
4	301,490	48,835	14,185
5	575,061	95,040	36,088
5W—Watch	31,648	9,346	198
6—Other Assets Especially Mentioned	30,666	11,708	2,315
7—Substandard	47,861	16,005	14,866
8—Doubtful	171	—	311
9—Loss	—	—	—

Total	$1,012,982	$209,915	$79,138

December 31, 2010	Commercial, secured by real estate	Commercial, Industrial and other	Real estate- construction
Risk Rating
1	$—	$9	$—
2	—	4,454	—
3	30,704	14,279	—
4	280,478	41,018	10,317
5	495,798	102,217	35,627
5W—Watch	61,383	14,925	1,908
6—Other Assets Especially Mentioned	48,382	6,593	17,361
7—Substandard	53,291	10,205	5,562
8—Doubtful	204	559	—
9—Loss	—	—	—

Total	$970,240	$194,259	$70,775

This table does not include consumer or residential loans or leases because they are evaluated on their performing status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the year ended December 31, 2011 and 2010:

12/31/2011	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331
Charge-offs	5,352	5,249	2,858	1,772	3,636	3,010	$21,877
Recoveries	2,084	439	1,206	32	67	318	$4,146
Provision	8,520	3,174	(1,137)	2,189	2,817	3,253	$18,816

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Ending Balance: Individually evaluated for impairment	$392	$172	—	$75	$24	$142	$805
Ending Balance: Collectively evaluated for impairment	16,226	3,305	688	3,002	1,400	2,990	$27,611

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$23,568	$4,608	—	$976	$12,644	$1,349	$43,145
Ending Balance: Collectively evaluated for impairment	989,414	205,307	28,879	405,246	66,494	302,841	$1,998,181

Ending Balance(1)	$1,012,982	$209,915	$28,879	$406,222	$79,138	$304,190	$2,041,326

(1)	Excludes leases held for sale and deferred costs

12/31/2010	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$9,285	$4,647	$4,308	$1,286	$3,198	$2,839	$25,563
Charge-offs	7,510	3,298	4,307	397	1,756	2,250	$19,518
Recoveries	134	62	1,391	7	—	411	$2,005
Provision	9,457	3,702	2,085	1,732	734	1,571	$19,281

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Ending Balance: Individually evaluated for impairment	$403	$511	$49	$60	$7	$103	$1,133
Ending Balance: Collectively evaluated for impairment	10,963	4,602	3,428	2,568	2,169	2,468	$26,198

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,168	$1,756	$91	$1,366	$7,371	$1,249	$30,001
Ending Balance: Collectively evaluated for impairment	952,072	192,503	65,549	402,195	63,404	305,073	$1,980,796

Ending Balance(1)	$970,240	$194,259	$65,640	$403,561	$70,775	$306,322	$2,010,797

(1)	Excludes leases held for sale and deferred costs

Changes in the allowance for loan and lease losses are as follows for the year ended December 31, 2009.

2009
(in thousands)
Balance at beginning of year	$25,053
Provision for loan and lease losses	51,615
Loans and leases charged off	(53,382)
Recoveries	2,277

Balance at end of year	$25,563

Troubled Debt Restructurings

Troubled debt restructurings are those loans where significant concessions have been made due to borrowers’ financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate of a new loan with similar risk. The Company considers the potential losses on these loans as well as the remainder of its impaired loans when considering the adequacy of the allowance for loan losses.

The following table summarizes, as of December 31, 2011, loans that have been restructured in 2011:

	For the year ended December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	14	$5,414	$5,021
Commercial, industrial and other	1	63	37
Leases	—	—	—
Real estate—residential mortgage	2	476	475
Real estate—construction	—	—	—
Home equity and consumer	5	901	885

	22	$6,854	$6,418

The following table summarizes as of December 31, 2011, loans that were restructured within the last 12 months that have subsequently defaulted:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	4	$1,550
Commercial, industrial and other	—	—
Leases	—	—
Real estate—residential mortgage	1	173
Real estate—construction	—	—
Home equity and consumer	1	400

	6	$2,123

Related Party Loans

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2011, loans to these related parties amounted to $27.6 million. There were new loans of $9.0 million to related parties and repayments of $11.9 million from related parties in 2011.

Leases Held for Sale

Lakeland had no leases held for sale on December 31, 2011 compared to leases held for sale with a fair market value of $1.5 million as of December 31, 2010. During the first quarter of 2011, management reclassified $1.5 million of leases held for sale to held for investment because management’s intent regarding these leases had changed. During the year ended December 31, 2009, Lakeland sold lease pools with a carrying value of $54.2 million for $53.4 million and recorded a loss on sales of leases of $792,000. During 2010, the Company sold leases with a carrying value of $1.1 million for $1.0 million and recorded a loss of $61,000. The following table shows the components of gains on leasing related assets for the periods presented:

	For the years ended
	December 31,
(in thousands)	2011	2010	2009
Gains (losses) on sales of leases	$143	$(61)	$(792)
Mark-to-market adjustment on held for sale leases	—	—	(1,431)
Realized gains on paid off leases	883	833	592
Gains on sales of other repossessed assets	(52)	808	230

Total gains (losses) on leasing related assets	$974	$1,580	$(1,401)

Gains (losses) on held for sale leasing assets are included in gain (loss) on leasing related assets along with other miscellaneous leasing income typically recorded in Lakeland’s leasing business.

Future minimum lease payments of lease receivables (including leases held for sale) are as follows (in thousands):

2012	$15,154
2013	7,063
2014	3,923
2015	2,113
2016	612
thereafter	14

$28,879

Other Real Estate and Other Repossessed Assets

At December 31, 2011, the Company had other repossessed assets and other real estate owned of $236,000 and $946,000, respectively. At December 31, 2010, the Company had other repossessed assets and other real estate owned of $558,000 and $1.0 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company had writedowns of $230,000, $0 and $782,000, respectively, on other real estate and other repossessed assets which are included in other real estate and repossessed asset expense in the Statement of Operations.

NOTE 4—PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2011	2010
		(in thousands)
Land	Indefinite	$5,418	$5,418
Buildings and building improvements	10 to 50 years	32,393	31,018
Leasehold improvements	10 to 25 years	2,390	2,409
Furniture, fixtures and equipment	2 to 30 years	28,912	29,370

		69,113	68,215
Less accumulated depreciation and amortization		41,196	40,661

		$27,917	27,554

NOTE 5—DEPOSITS

At December 31, 2011, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2012	$253,823
2013	66,395
2014	23,502
2015	13,706
2016	1,221
Thereafter	905

$359,552

NOTE 6—DEBT

Lines of Credit

As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. As of December 31, 2011 and 2010, there were no overnight borrowings from the FHLB. As of December 31, 2011, the Company also had overnight federal funds lines available for it to borrow up to $162.0 million. The Company had borrowed $28.0 and $5.5 million against these lines as of December 31, 2011 and 2010, respectively. The Company may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2011 or 2010.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Short-term borrowings at December 31, 2011 and 2010 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

	2011	2010	2009
	(dollars in thousands)
Federal funds purchased:
Balance at December 31	$28,000	$5,500	$14,075
Interest rate at December 31	0.32%	0.50%	0.50%
Maximum amount outstanding at any month-end during the year	$35,750	$20,900	$42,400
Average amount outstanding during the year	$6,674	$3,190	$4,447
Weighted average interest rate during the year	0.41%	0.46%	0.55%

	2011	2010	2009
	(dollars in thousands)
Securities sold under agreements to repurchase:
Balance at December 31	$44,131	$46,623	$49,597
Interest rate at December 31	0.09%	0.14%	0.27%
Maximum amount outstanding at any month-end during the year	$60,818	$81,873	$55,101
Average amount outstanding during the year	$52,566	$59,584	$45,439
Weighted average interest rate during the year	0.12%	0.19%	0.25%

Other Borrowings

FHLB Debt

At December 31, 2011, advances from the FHLB totaling $95.0 million will mature within one month to six years and are reported as other borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 1.63%. In the third quarter of 2011, the Company prepaid $20.0 million of its FHLB debt that had a weighted rate of 4.10% and incurred a prepayment penalty of $800,000.

FHLB debt matures as follows (in thousands):

2012	$60,000
2013	—
2014	10,000
2015	—
2016	—
Thereafter	25,000

$95,000

Long-term Securities Sold Under Agreements to Repurchase

At December 31, 2011, the Company had $60.0 million in long-term securities sold under agreements to repurchase. These securities were able to be called starting in 2009. These advances are collateralized by certain securities. The advances had a weighted average interest rate of 3.86%. These borrowings have rates that can reset quarterly. These long-term securities sold under agreements to repurchase mature as follows (in thousands):

2012	$—
2013	—
2014	10,000
2015	20,000
2016	10,000
Thereafter	20,000

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

In June 2003, the Company issued $10.3 million of junior subordinated debentures due July 7, 2033 to Lakeland Bancorp Capital Trust I, a Delaware business trust. The distribution rate on these securities was 6.20% for 7 years and floats at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 10,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $10.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after July 7, 2010, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

In June 2003, the Company also issued $20.6 million of junior subordinated debentures due June 30, 2033 to Lakeland Bancorp Capital Trust II, a Delaware business trust. The distribution rate on these securities was 5.71% for 5 years and floats at LIBOR plus 310 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after June 30, 2008, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2033.

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

On August 4, 2010, the Company redeemed 20,000 shares of its Series A preferred stock. The Company paid to the Treasury $20.2 million, which included $20.0 million of principal and $219,000 in accrued and unpaid dividends, on August 4, 2010. As a result of the early payment, the Company also accelerated the accretion of $898,000 of the preferred stock discount. The warrant previously issued to the Treasury to purchase 997,049 shares of common stock at an exercise price of $8.88, subject to anti-dilution adjustments, remained outstanding.

On March 16, 2011, the Company redeemed 20,000 shares of Series A Preferred Stock. The Company paid to the Treasury $20.1 million, which included $20.0 million of principal and $86,000 in accrued and unpaid dividends, on March 16, 2011. As a result of the early payment, the Company also accelerated the accretion of $745,000 of the preferred stock discount. The above mentioned warrant issued to the U.S. Treasury remained outstanding.

On February 8, 2012, the Company redeemed its remaining 19,000 shares of its Series A Preferred Stock. The Company paid to the Treasury $19.2 million, which included $19.0 million of principal and $219,000 in accrued and unpaid dividends, on February 8, 2012. As a result of the early payment, the Company also accelerated the accretion of $501,000 of the preferred stock discount.

On February 29, 2012, the Company repurchased the outstanding common stock warrant for the purchase of 997,049 shares of its common stock, for $2.8 million, completing the Company’s participation in the Treasury’s CPP. Upon repurchase, the common stock warrant had a carrying value of $3.3 million. The repurchase price of $2.8 million was recorded as a reduction to common stock on the statement of changes in stockholders’ equity.

NOTE 8—SHAREHOLDER PROTECTION RIGHTS PLAN

The Company adopted a Shareholder Rights Plan (the “Rights Plan”) in 2001 to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the Company distributed a dividend of one right to purchase a unit of common stock on each outstanding common share of the Company. The rights were not exercisable or transferable, and no separate certificates evidencing such rights were to be distributed, unless certain events occur. The rights expired on September 4, 2011.

The Rights Plan was not adopted in response to any specific effort to acquire control of the Company. The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share, and was not taxable to the Company or its shareholders.

NOTE 9—INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current tax provision (benefit)	$8,540	$9,578	$(5,052)
Deferred tax provision (benefit)	172	547	(2,725)

Total provision (benefit) for income taxes	$8,712	$10,125	$(7,777)

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Federal income tax (benefit), at statutory rates	$9,999	$10,270	$(4,609)
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,387)	(1,407)	(1,612)
State income tax, net of federal income tax effect	246	1,387	(1,156)
Other, net	(146)	(125)	(400)

Provision (benefit) for income taxes	$8,712	$10,125	$(7,777)

The net deferred tax asset consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$12,023	$11,426
Valuation reserves on leases held for sale	—	598
Valuation reserves for land held for sale and other real estate	679	679
Non-accrued interest	657	839
Deferred compensation	1,288	1,266
Other than temporary impairment loss on investment securities	374	374
Unfunded pension benefits	308	234
Unrealized loss on securities available for sale	—	633
Other, net	691	502

Deferred tax assets	16,020	16,551

Deferred tax liabilities:
Core deposit intangible from acquired companies	58	296
Deferred loan costs	1,336	1,336
Prepaid expenses	332	337
Depreciation and amortization	706	242
Deferred gain on securities	194	194
Fair market value adjustments	—	25
Unrealized gains on securities available for sale	2,093	—
Other	575	572

Deferred tax liabilities	5,294	3,002

Net deferred tax assets, included in other assets	$10,726	$13,549

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2011 will be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

(in thousands)	2011	2010
Balance at January 1	$474	$694
Additions for tax positions of prior years	39	51
Reductions for tax positions resulting from lapse of statute of limitations	(195)	(135)
Settlements	(66)	(136)

Balance at December 31	$252	$474

The amount of unrecognized tax benefits as of December 31, 2011 and 2010, was $241,000 and $398,000, respectively, all of which, if ultimately recognized, would reduce the Company’s annual effective tax rate.

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2007 or to state and local examinations by tax authorities for the years before 2006.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $43,000 and $112,000 for the payment of interest and penalties at December 31, 2011 and 2010, respectively.

NOTE 10—EARNINGS PER SHARE

The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock. The following tables present the computation of basic and diluted earnings per share for the periods presented.

	Year ended December 31, 2011
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$17,684	25,307	$0.70
Less: earnings allocated to participating securities	130		0.01

Net income available to common shareholders	$17,554	25,307	$0.69
Effect of dilutive securities
Stock options and restricted stock	—	104	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$17,554	25,411	$0.69

Options to purchase 569,978 shares of common stock and 18,946 shares of restricted stock at a weighted average of $13.20 and $12.10 per share, respectively, were not included in the computation of diluted earnings per share because the option and warrant exercise price and the grant date price were greater than the average market price during the period.

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

NOTE 11—EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $675,000 for 2011 and $600,000 for 2010. There were no contributions to the profit sharing plan in 2009.

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

Former CEO Retirement Benefits

Metropolitan State Bank entered into an agreement in January 1997 with its former CEO, which provides for an annual retirement benefit of $35,000 for a fifteen year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period. During 2011, 2010 and 2009, $5,000, $7,000 and $8,000, respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401K plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 50% of the employee’s contributions. The Company’s contributions in 2011, 2010 and 2009 totaled $596,000, $575,000 and $558,000, respectively.

Pension Plan

Newton Trust Company had a defined benefit pension plan (the Plan) that was frozen prior to the acquisition by the Company. All participants of the Plan ceased accruing benefits as of that date.

The investment policy and strategy of the Plan and its advisors includes target portfolio allocations of approximately 55% in equities, 35% in debt securities, 5% in commodities and 5% in cash. Based on historical performance, the Plan assumes that the long term equity securities have earned a rate of return of approximately 10% and fixed income securities have earned a return of between 1% and 5%.

The assets of the Plan consist of cash and cash equivalents and investments in mutual funds that are actively traded. All of the mutual funds are classified as Level 1 securities meaning that their market values are unadjusted quoted prices in active markets.

The following table shows the fair value and the portfolio allocations of the assets in the Plan by type of investment as of December 31, 2011 (dollars in thousands):

	Market Value	Percent of Assets
Cash and cash equivalents	$180	12%
Fixed Income Mutual funds	485	33%
U.S. Large-Cap funds	304	20%
US Mid-and Small-Cap funds	99	7%
US Balanced funds	143	10%
International funds	238	16%
Commodity funds	35	2%

	$1,484	100%

The accumulated benefit obligation as of December 31 is as follows:

(in thousands)	2011	2010
Accumulated postretirement benefit obligation	$1,970	$1,831
Interest Cost	97	96
Actuarial loss	282	81
Estimated benefit payments	(149)	(38)

Total accumulated postretirement benefit obligation	2,200	1,970

Fair value of plan assets beginning of period	1,490	1,235
Return on plan assets	(17)	133
Benefits paid	(149)	(38)
Contribution	160	160

Fair value of plan assets at end of year	1,484	1,490
Funded status	(716)	(480)
Unrecognized net actuarial loss	—	—

Liability	$(716)	$(480)

Accumulated benefit obligation	$2,200	$1,970

The components of net periodic pension cost are as follows:

(in thousands)	2011	2010	2009
Amortization of actuarial loss	$47	$54	$71
Interest cost on APBO	97	96	94
Expected return on plan assets	(89)	(79)	(49)

Net periodic postretirement cost	$55	$71	$116

The benefits expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

2012	$42
2013	68
2014	77
2015	78
2016	89
2017 – 2021	578

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

	2011	2010
Discounted rate	4.00%	5.00%
Expected return on plan assets	5.00%	5.75%
Rate of compensation	0.00%	0.00%

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2011, 2010 and 2009 there were no charges related to this plan. As of December 31, 2011 and 2010, the accrued liability for these plans was $249,000 and $223,000, respectively.

Supplemental Executive Retirement Plans

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its former CEO that provides annual retirement benefits of $150,000 a year for a 15 year period when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for a 15 year period when the CEO reaches the age of 65. In November 2008, the Company entered into a SERP with its Senior Executive Vice President and Chief Operating Officer that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2011, 2010 and 2009, the Company recorded compensation expense of $233,000, $229,000 and $230,000, respectively, for these plans.

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

	December 31,
	2011	2010
	(in thousands)
Accrued plan cost included in other liabilities	$1,027	$1,054

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial (gain) loss	($12)	$2
Unrecognized prior service cost	—	—

Amounts not recognized as a component of net postretirement benefit cost (benefit)	($12)	$2

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$24	$27	$27
Interest cost	48	59	50
Amortization of prior service cost	23	30	43

	$95	$116	$120

A discount rate of 4.00% and 5.00% was assumed in the plan valuation for 2011 and 2010, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2012	$88
2013	88
2014	70
2015	80
2016	80
2017 – 2021	233

The Company expects its contribution to the director’s retirement plan to be $88,000 in 2012.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2012 is $26,000.

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

During 2010, the Company granted options to purchase 26,250 shares to a new non-employee director of the Company at an exercise price of $8.64 per share under the 2009 program. The director’s options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. As of December 31, 2011 and 2010, 201,614 and 236,790 options granted to directors were outstanding, respectively.

As of December 31, 2011 and 2010, outstanding options to purchase common stock granted to key employees were 368,364 and 465,820, respectively.

In addition to the 2009 and 2000 Equity Compensation programs, the Company has assumed the outstanding options granted under Newton Financial Corp.’s 1999 Stock Option Plan (the Newton Plan). As of December 31, 2011 and 2010, 0 and 18,511 options, respectively, were outstanding under the Newton Plan. All of the options in the Newton plan had expired by December 31, 2011.

On January 14, 2009, the Company granted 15,174 shares of restricted stock at a market value of $8.82 per share under the 2000 program. These shares vest over a four year period. Compensation expense on these shares is expected to be approximately $26,000 per year for the next four years. In 2010, the Company granted 36,357 shares of restricted stock at a fair value of $6.84 per share under the 2009 program. These shares vest over a five year period. Compensation expense on these shares is expected to be approximately $50,000 per year for the next five years. In 2011, the Company granted 95,345 shares of restricted stock at a fair value of $9.87 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $188,000 per year for the next five years.

Excess tax benefits of stock based compensation was ($3,000), $21,000, and $2,000 for the years 2011, 2010 and 2009, respectively.

For the year ended December 31, 2010, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2010
Risk-free interest rates	2.32%
Expected dividend yield	2.20%
Expected volatility	47.00%
Expected lives (years)	6.00
Weighted average fair value of options granted	$3.31

There were no stock options granted in 2011 or 2009.

A summary of the status of the Company’s option plans as of December 31, 2011 and the changes during the year ending on that date is represented below.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	721,123	$12.77		$158,349
Granted	—	—
Exercised	(20,023)	5.82
Expired	(115,407)	11.78
Forfeited	(15,715)	13.52

Outstanding, end of year	569,978	$13.20	2.91	$0

Options exercisable at year-end	548,978	$13.34	3.09	$0

A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2011 and changes for the year then ended is presented below.

Non-vested Options	Shares	Weighted- Average Grant-date Fair Value
Non-vested, January 1, 2011	37,012	$3.20
Granted	—	0.00
Vested	(16,012)	3.09

Non-vested, December 31, 2011	21,000	$3.28

As of December 31, 2011, there was $46,000 of unrecognized compensation expense related to unvested stock options under the 2009 and 2000 Equity Compensation Programs. Compensation expense recognized for stock options was $43,000, $60,000, and $32,000 for 2011, 2010, and 2009, respectively.

The aggregate intrinsic values of options exercised in 2011, 2010 and 2009 were $78,000, $232,000 and $5,000, respectively. Exercise of stock options during 2011, 2010 and 2009 resulted in cash receipts of $72,000, $662,000 and $15,000, respectively. The total fair value of options that vested in 2011, 2010 and 2009 were $50,000, $50,000 and $32,000, respectively.

Information regarding the Company’s restricted stock for the year ended December 31, 2011 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2011	101,314	$9.62
Granted	95,345	9.87
Vested	(30,569)	11.51
Forfeited	(1,545)	9.61

Outstanding, December 31, 2011	164,545	$9.41

The total fair value of the restricted stock vested during the year ended December 31, 2011 was approximately $352,000. Compensation expense recognized for restricted stock was $584,000, $478,000 and $411,000 in 2011, 2010 and 2009, respectively. There was approximately $1.1 million in unrecognized compensation expense related to restricted stock grants as of December 31, 2011.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rent expense under long-term operating leases amounted to approximately $1.9 million, $1.9 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, including rent expense to related parties of $325,000 in 2011, $295,000 in 2010, and $300,000, in 2009. At December 31, 2011, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2032 are as follows(in thousands):

Year
2012	$2,058
2013	2,080
2014	1,993
2015	1,838
2016	1,516
Thereafter	10,864

$20,349

Litigation

During the fourth quarter of 2011, the Company and the International Association of Machinists and Aerospace Workers (the “plaintiff”) settled a complaint that had been filed by the plaintiff in February 2010, in the Circuit Court of Maryland for Prince George’s County, in connection with certain equipment leases plaintiff entered into with a vendor and lease broker not affiliated with the Company. Under the settlement agreement, which included a confidentiality provision, the Company provided a quitclaim assignment of its interests in the leases to the plaintiff in consideration of a lump sum payment by the plaintiff to the Company.

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2011	2010
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$436,761	$407,164
Standby letters of credit and financial guarantees written	9,043	8,873

At December 31, 2011 and 2010 there were $91,000 and $0, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2011 and 2010 varies based on management’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2011 is $9.0 million and they expire through 2024. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2011, Lakeland had $436.8 million in loan and lease commitments, with $364.6 million maturing within one year, $41.0 million maturing after one year but within three years, $1.3 million maturing after three years but within five years, and $29.9 million maturing after five years. As of December 31, 2011, Lakeland had $9.0 million in standby letters of credit, with $7.4 million maturing within one year, $1.4 million maturing after one year but within three years, $137,000 maturing after three years but within five years, and $80,000 maturing after five years.

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

NOTE 16—FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth the Company’s financial assets that were accounted for at fair values for the periods presented by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of December 31, 2011 and 2010. During the year ended December 31, 2011, the Company did not make any transfers between recurring level 1 fair value measurements and recurring level 2 financial measurements. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
December 31, 2011
Assets:
Investment securities, available for sale
US government agencies	$—	$43,603	$—	$43,603
Mortgage backed securities	—	349,524	—	349,524
Obligations of states and political subdivisions	—	35,968	—	35,968
Corporate debt securities	—	19,717	—	19,717
Equity securities	1,732	21,400	—	23,132

Total securities available for sale	$1,732	$470,212	$—	$471,944

December 31, 2010
Assets:
Investment securities, available for sale
US government agencies	$—	$107,297	$—	$107,297
Mortgage backed securities	—	305,852	—	$305,852
Obligations of states and political subdivisions	—	27,549	—	$27,549
Corporate debt securities	—	21,873	—	$21,873
Equity securities	2,090	22,446	—	$24,536

Total securities available for sale	$2,090	$485,017	$—	$487,107

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
December 31, 2011
Assets:
Impaired Loans and Leases	$—	$—	$43,145	$43,145
Other real estate owned and other repossessed assets	—	—	1,182	1,182

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
December 31, 2010
Assets:
Impaired Loans and Leases	$—	$—	$30,001	$30,001
Other real estate owned and other repossessed assets	—	—	1,592	1,592

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

Changes in the assumptions or methodologies used to determine fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the fair values, and recorded book balances at December 31, 2011 and 2010 are outlined below.

The net loan portfolio at December 31, 2011 and 2010 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The fair values of demand deposits (i.e. interest (checking) and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts of variable rate accounts approximate their fair values at the reporting date. For fixed maturity certificates of deposit, fair value was estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

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

The carrying values and fair values of the Company’s financial instruments are as follows:

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$72,558	$72,558	$49,278	$49,278
Investment securities available for sale	471,944	471,944	487,107	487,107
Investment securities held to maturity	71,700	74,274	66,573	68,815
Loans, including leases held for sale	2,041,575	2,055,448	2,014,617	2,008,192

Financial Liabilities:
Deposits	2,249,653	2,252,509	2,195,889	2,199,018
Federal funds purchased and securities sold under agreements to repurchase	72,131	72,131	52,123	52,123
Other borrowings	155,000	165,821	195,000	209,631
Subordinated debentures	77,322	77,973	77,322	78,707
Commitments:
Standby letters of credit	—	71	—	78

NOTE 17—REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $224.3 million was available for payment of dividends from Lakeland to the Company as of December 31, 2011.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2011, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Reserve Bank of New York and the FDIC categorized the Company and Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2011 and 2010, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
As of December 31, 2011
Total capital (to risk-weighted assets)
Company	$270,058	13.39%	≥$161,308	≥8.00%		N/A		N/A
Lakeland	253,070	12.59	160,862	8.00	≥	$201,078	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$226,401	11.23%	≥$ 80,653	≥4.00%		N/A		N/A
Lakeland	227,882	11.33	80,431	4.00	≥	$120,647	≥	6.00%

Tier 1 capital (to average assets)
Company	$226,401	8.33%	≥$108,741	≥4.00%		N/A		N/A
Lakeland	227,882	8.40	108,529	4.00	≥	$135,661	≥	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
As of December 31, 2010
Total capital (to risk-weighted assets)
Company	$274,841	13.68%	≥$160,718	≥8.00%		N/A		N/A
Lakeland	260,490	13.00	160,287	8.00	≥	$200,360	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$249,694	12.43%	≥$ 80,359	≥4.00%		N/A		N/A
Lakeland	235,409	11.75	80,144	4.00	≥	$120,216	≥	6.00%

Tier 1 capital (to average assets)
Company	$249,694	9.21%	≥$108,435	≥4.00%		N/A		N/A
Lakeland	235,409	8.71	108,111	4.00	≥	$135,138	≥	5.00%

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share amounts)
Total interest income	$29,889	$29,600	$29,288	$28,747
Total interest expense	5,305	5,179	4,937	4,690

Net interest income	24,584	24,421	24,351	24,057
Provision for loan and lease losses	4,927	5,406	4,058	4,425
Noninterest income	4,230	4,266	4,310	4,082
Gains on investment securities, net	—	444	785	—
Noninterest expense	17,026	16,732	18,040	16,353

Income before taxes	6,861	6,993	7,348	7,361
Income taxes	2,090	2,135	2,242	2,245

Net income	$4,771	$4,858	$5,106	$5,116

Dividends on Preferred Stock and Accretion	$1,286	$294	$293	$294

Net Income Available to Common Stockholders	$3,485	$4,564	$4,813	$4,822

Earnings per share of common stock(1)
Basic	$0.13	$0.18	$0.19	$0.19
Diluted	$0.13	$0.18	$0.19	$0.19

	Quarter ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share amounts)
Total interest income	$31,783	$31,595	$31,314	$30,957
Total interest expense	7,196	6,666	6,324	5,709

Net interest income	24,587	24,929	24,990	25,248
Provision for loan and lease losses	4,879	5,001	4,857	4,544
Noninterest income	4,108	4,553	4,408	4,585
Gains on investment securities, net	1	—	1,681	60
Other-than-temporary impairment losses	—	—	—	(128)
Noninterest expense	16,780	17,107	18,951	17,567

Income before taxes	7,037	7,374	7,271	7,654
Income taxes	2,471	2,621	2,399	2,634

Net income	$4,566	$4,753	$4,872	$5,020

Dividends on Preferred Stock and Accretion	$898	$904	$1,589	$596

Net Income Available to Common Stockholders	$3,668	$3,849	$3,283	$4,424

Earnings per share of common stock(1)
Basic	$0.15	$0.15	$0.13	$0.17
Diluted	$0.15	$0.15	$0.13	$0.17

(1)	Adjusted for 5% stock dividend payable on February 16, 2011 to shareholders of record January 31, 2011.

NOTE 19—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)
ASSETS
Cash and due from banks	$10,625	$9,811
Investment securities available for sale	2,037	2,393
Investment in subsidiaries	319,687	322,991
Land held for sale	877	877
Other assets	4,838	3,160

TOTAL ASSETS	$338,064	$339,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$959	$1,201
Subordinated debentures	77,322	77,322
Preferred stock	18,480	37,474
Common stockholders’ equity	241,303	223,235

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,064	$339,232

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
INCOME
Dividends from subsidiaries	$31,845	$30,335	$2,165
Other-than-temporary impairment losses on securities	—	(128)	(940)
Other income	227	176	184

TOTAL INCOME	32,072	30,383	1,409

EXPENSE
Interest on subordinated debentures	4,443	4,604	4,849
Noninterest expenses	1,634	1,395	1,266

TOTAL EXPENSE	6,077	5,999	6,115

Income (loss) before benefit for income taxes	25,995	24,384	(4,706)
Income taxes benefit	(1,960)	(2,038)	(2,399)

Income (loss) before equity in undistributed income of subsidiaries	27,955	26,422	(2,307)
Equity in undistributed loss of subsidiaries	(8,104)	(7,211)	(3,089)

NET INCOME (LOSS)	$19,851	$19,211	($5,396)

Interest on preferred stock and discount accretion	2,167	3,987	3,194

Net Income (Loss) Available to Common Shareholders	$17,684	$15,224	($8,590)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,851	$19,211	$(5,396)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share based compensation	627	538	443
Loss on securities	—	128	940
(Increase) decrease in other assets	(1,660)	3,196	(2,136)
Increase (decrease) in other liabilities	3	(45)	—
Equity in undistributed loss of subsidiaries	8,104	7,211	3,089

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,925	30,239	(3,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(38)	(35)	(33)
Contribution to subsidiary	—	—	(50,000)

NET CASH USED IN INVESTING ACTIVITIES	(38)	(35)	(50,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common and preferred stock	(6,327)	(6,847)	(8,156)
Issuance of stock to the dividend reinvestment and stock purchase plan	185	57	35
Proceeds on issuance of preferred stock, net of costs	—	—	55,492
Redemption of preferred stock	(20,000)	(20,000)	—
Common stock warrants issued	—	—	3,345
Excess tax benefits	(3)	(5)	2
Exercise of stock options	72	653	(55)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,073)	(26,142)	50,663

Net increase (decrease) in cash and cash equivalents	814	4,062	(2,430)
Cash and cash equivalents, beginning of year	9,811	5,749	8,179

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,625	$9,811	$5,749

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lakeland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. (a New Jersey corporation) and its subsidiaries (collectively, the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lakeland Bancorp, Inc. and its subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion on internal control over financial reporting.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 15, 2012

ITEM 9—Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A—Controls	and Procedures

Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Securities Exchange Act Rule 15d-15(b).

Based on their evaluation as of December 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2011, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2011. Their report, dated March 15, 2012, expressed an unqualified opinion on our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited Lakeland Bancorp, Inc. (a New Jersey Corporation) and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 15, 2012

ITEM 9B—Other Information

None.

PART III

ITEM 10—Directors, Executive Officers and Corporate Governance

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders.

ITEM 11—Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program and the Company’s 2009 Equity Compensation Program as of December 31, 2011. These plans were the Company’s only equity compensation plans in existence as of December 31, 2011. The 2009 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2009 Equity Compensation Programs.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	734,523	$13.20	1,942,047
Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	734,523	$13.20	1,942,047

The number in column (a) includes 164,545 shares subject to restricted stock awards, including unvested shares. Shares subject to restricted stock awards have been excluded for purposes of calculating the weighted-average exercise price in column (b).

ITEM 13—Certain Relationships and Related Transactions, and Director Independence

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders.

ITEM 14—Principal	Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15—Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2011 and 2010.

(ii)	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2011.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

3.2	By-Laws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.1	Registrant’s Shareholder Protection Rights Plan, dated as of August 24, 2001, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2001.

4.2	Warrant to Purchase up to 997,049 (as adjusted for the Company’s most recent 5% stock dividend) shares of Common Stock, dated February 6, 2009, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.

10.2	Lakeland Bancorp, Inc. 2009 Equity Compensation Program is incorporated by reference to Annex B to the Registrant’s definitive proxy materials for its 2009 Annual Meeting of Shareholders.

10.3	Employment Agreement—Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	Employment Agreement, dated as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.5	Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.6	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.9	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.10	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.11	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc. Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.12	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.13	Change in Control, Severance and Employment Agreement, dated as of November 24, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.14	Supplemental Executive Retirement Plan Agreement for Roger Bosma, dated August 21, 2003, and First Amendment to the Supplemental Executive Retirement Plan Agreement, adopted December 13, 2006, are incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	Letter Agreement, dated February 6, 2009, including the Securities Purchase Agreement—Standard Terms attached thereto between the Registrant and the United States Department of the Treasury, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.16	Form of Waiver, executed by each of Thomas J. Shara, Joseph F. Hurley, Robert A. Vandenbergh, Jeffrey J. Buonforte and Louis E. Luddecke, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.17	Form of Executive Waiver Agreement, executed by each of Thomas J. Shara, Joseph F. Hurley, Robert A. Vandenbergh, Jeffrey J. Buonforte and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.18	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.19	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.20	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.21	First Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.22	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.23	Supplemental Executive Retirement Plan Agreement, effective as of December 23, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.24	Amendment No. 3 to Salary Continuation Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.25	Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

12.1	Statement of Ratios of Earnings (Loss) to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Grant Thornton LLP.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 15, 2012	By:	/S/ THOMAS J. SHARA
Thomas J. Shara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROGER BOSMA* Roger Bosma	Director	March 15, 2012

/S/ BRUCE D. BOHUNY* Bruce D. Bohuny	Director	March 15, 2012

/S/ MARY ANN DEACON* Mary Ann Deacon	Director	March 15, 2012

/S/ BRIAN FLYNN* Brian Flynn	Director	March 15, 2012

/S/ MARK J. FREDERICKS* Mark J. Fredericks	Director	March 15, 2012

/S/ JANETH C. HENDERSHOT* Janeth C. Hendershot	Director	March 15, 2012

/S/ ROBERT E. MCCRACKEN* Robert E. McCracken	Director	March 15, 2012

/S/ ROBERT B. NICHOLSON, III* Robert B. Nicholson, III	Director	March 15, 2012

/S/ JOSEPH P. O’DOWD* Joseph P. O’Dowd	Director	March 15, 2012

/S/ THOMAS J. SHARA Thomas J. Shara	Director, President and Chief Executive Officer	March 15, 2012

/S/ STEPHEN R. TILTON, SR.* Stephen R. Tilton, Sr.	Director	March 15, 2012

/S/ JOSEPH F. HURLEY Joseph F. Hurley	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	March 15, 2012

*By:	/S/ THOMAS J. SHARA Thomas J. Shara Attorney-in-Fact	March 15, 2012

S-1