Form 10-Q
period 2012-03-31
LAKELAND BANCORP INC
filed 2012-05-10
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 March 31, 2012

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

                                             Yes [ X ]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

                                     Yes [  ]        No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2012 there were 26,965,019 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Signatures		40

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited )	December 31, 2011

ASSETS:	(dollars in thousands except share and per share amounts)
Cash	$79,877	$60,688
Interest-bearing deposits due from banks	6,944	11,870

Total cash and cash equivalents	86,821	72,558

Investment securities available for sale	446,113	463,611
Investment securities held to maturity; fair value of $71,601 in 2012 and $74,274 in 2011	69,231	71,700
Federal Home Loan Bank Stock	7,417	8,333
Loans, net of deferred costs	2,073,466	2,041,575
Less: allowance for loan and lease losses	28,700	28,416

Net loans	2,044,766	2,013,159
Premises and equipment, net	29,108	27,917
Accrued interest receivable	8,503	8,369
Goodwill	87,111	87,111
Bank owned life insurance	45,099	44,760
Other assets	28,178	28,432

TOTAL ASSETS	$2,852,347	$2,825,950

LIABILITIES
Deposits:
Noninterest bearing	$476,349	$449,560
Savings and interest-bearing transaction accounts	1,473,051	1,440,541
Time deposits under $100 thousand	206,766	211,797
Time deposits $100 thousand and over	131,962	147,755

Total deposits	2,288,128	2,249,653
Federal funds purchased and securities sold under agreements to repurchase	96,453	72,131
Other borrowings	135,000	155,000
Subordinated debentures	77,322	77,322
Other liabilities	13,489	12,061

TOTAL LIABILITIES	2,610,392	2,566,167

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 0 shares at March 31, 2012 and 19,000 shares at December 31, 2011	---	18,480
Common stock, no par value; authorized shares, 40,000,000; issued 27,275,480 shares at March 31, 2012 and December 31, 2011	278,509	270,044
Accumulated deficit	(35,593)	(26,061)
Treasury stock, at cost, 312,654 shares at March 31, 2012 and 439,340 at December 31, 2011	(3,947)	(5,551)
Accumulated other comprehensive income	2,986	2,871

TOTAL STOCKHOLDERS’ EQUITY	241,955	259,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,852,347	$2,825,950

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the three months ended March 31,
	2012	2011

	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$25,458	$26,665
Federal funds sold and interest-bearing deposits with banks	6	12
Taxable investment securities and other	2,340	2,713
Tax-exempt investment securities	490	499

TOTAL INTEREST INCOME	28,294	29,889

INTEREST EXPENSE
Deposits	2,256	2,931
Federal funds purchased and securities sold under agreements to repurchase	28	27
Other borrowings	2,064	2,347

TOTAL INTEREST EXPENSE	4,348	5,305

NET INTEREST INCOME	23,946	24,584
Provision for loan and lease losses	4,556	4,927

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	19,390	19,657
NONINTEREST INCOME
Service charges on deposit accounts	2,447	2,478
Commissions and fees	980	832
Gains on investment securities	32	---
Income on bank owned life insurance	339	355
Gains on leasing related assets	184	463
Other income	75	102

TOTAL NONINTEREST INCOME	4,057	4,230

NONINTEREST EXPENSE
Salaries and employee benefits	9,435	8,986
Net occupancy expense	1,688	1,911
Furniture and equipment	1,083	1,164
Stationery, supplies and postage	336	365
Marketing expense	470	615
Core deposit intangible amortization	---	265
FDIC insurance expense	555	947
Collection expense	139	65
Legal expense	399	295
Expenses on other real estate owned and other repossessed assets	38	272
Other expenses	2,132	2,141

TOTAL NONINTEREST EXPENSE	16,275	17,026

Income before provision for income taxes	7,172	6,861
Income tax expense	2,201	2,090

NET INCOME	$4,971	$4,771

Dividends on Preferred Stock and Accretion	620	1,286

Net Income Available to Common Stockholders	$4,351	$3,485

PER SHARE OF COMMON STOCK
Basic earnings	$0.16	$0.13

Diluted earnings	$0.16	$0.13

Dividends	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-UNAUDITED

	For the three months ended March 31,
	2012	2011

	(in thousands)
NET INCOME	$4,971	$4,771

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains during period	131	876
Less: reclassification for gains included in net income	21	---
Change in pension liability, net	5	4

Other Comprehensive Income	115	880

TOTAL COMPREHENSIVE INCOME	$5,086	$5,651

The accompanying notes are an integral part of these consolidated financial statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

Three Months ended March 31, 2012

						Accumulated
	Common stock		Series A			Other
	Number of		Preferred	Accumulated	Treasury	Comprehensive
	Shares	Amount	Stock	deficit	Stock	Income	Total
	(dollars in thousands)
BALANCE January 1, 2012	25,976,648	$270,044	$18,480	($26,061)	($5,551)	$2,871	$259,783

Net Income				4,971			4,971
Other comprehensive income, net of tax						115	115
Preferred dividends				(100)			(100)
Accretion of discount			520	(520)			---
Stock based compensation		178					178
Redemption of preferred stock			(19,000)				(19,000)
Warrant Repurchase		(2,800)					(2,800)
Adjustment for stock dividend	1,298,832	12,345		(12,345)			---
Issuance of restricted stock awards		(1,153)			1,153		---
Issuance of stock to dividend reinvestment and stock purchase plan		(123)		(251)	451		77
Exercise of stock options, net of excess tax benefits		18					18
Cash dividends, common stock				(1,287)			(1,287)
BALANCE March 31, 2012	27,275,480	$278,509	$0	($35,593)	($3,947)	$2,986	$241,955
(UNAUDITED)
The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the three months ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income	$4,971	$4,771
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,803	1,514
Depreciation and amortization	715	1,010
Provision for loan and lease losses	4,556	4,927
Gains on securities	(32)	---
Gains on leases	---	(382)
Gains on sales of other assets	(27)	(35)
Stock-based compensation	178	155
(Increase) decrease in other assets	(144)	1,737
Increase in other liabilities	1,555	2,791

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,575	16,488

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	36,189	46,649
Held to maturity	8,030	3,166
Proceeds from sales of securities
Available for sale	16,540	---
Purchase of securities:
Available for sale	(36,483)	(32,196)
Held to maturity	(5,607)	(6,701)
Net decrease in Federal Home Loan Bank Stock	916	2,911
Proceeds from sales of leases	---	16,433
Net (increase) decrease in loans and leases	(36,731)	15,843
Proceeds from sales of other repossessed assets	154	769
Capital expenditures	(1,906)	(991)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(18,898)	45,883

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,475	42,623
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	24,322	(5,741)
Proceeds from other borrowings	130,000	15,000
Repayments of other borrowings	(150,000)	(80,000)
Redemption of preferred stock and common stock warrant	(21,800)	(20,000)
Exercise of stock options	---	57
Excess tax benefits	18	16
Issuance of stock to dividend reinvestment and stock purchase plan	77	148
Dividends paid	(1,506)	(1,790)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	19,586	(49,687)

Net increase in cash and cash equivalents	14,263	12,684
Cash and cash equivalents, beginning of period	72,558	49,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,821	$61,962

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

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair statement of the results of the interim periods presented. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2012. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices. Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

On March 19, 2012, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on April 16, 2012 to holders of record as of March 30, 2012. All weighted average, actual share and per share information set forth in this Quarterly Report on Form 10-Q have been adjusted retroactively for the effects of the stock dividend.

Certain reclassifications have been made to prior period financial statements to conform to the 2012 presentation.

Note 2. Stock-Based Compensation

Share-based compensation expense of $178,000 and $155,000 was recognized for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was unrecognized compensation cost of $1.8 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 3.3 years. Unrecognized compensation expense related to unvested stock options was approximately $38,000 as of March 31, 2012 and is expected to be recognized over a period of 2.2 years.

In the first three months of 2012, the Company granted 91,269 shares of restricted stock at a grant date fair value of $9.50 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $173,000 per year for the next five years. In the first three months of 2011, the Company granted 100,112 shares of restricted stock at a grant date fair value of $9.40 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $188,000 per year over a five year period.

There were no grants of stock options in the first three months of 2012 and 2011.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value

Outstanding, January 1, 2012	598,477	$12.57		$- - -
Issued	- - -	- - -
Exercised	- - -	- - -
Forfeited	- - -

Outstanding, March 31, 2012	598,477	$12.57	2.84	$31,825

Options exercisable at March 31, 2012	576,427	$12.70	2.66	$12,676

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first three months of 2012 and the exercise price, multiplied by the number of in-the-money options).

There were no options exercised in the first quarter of 2012. The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 was $41,000. Exercise of stock options during the first three months of 2011 resulted in cash receipts of $57,000.

Information regarding the Company’s restricted stock (all unvested) and changes during the three months ended March 31, 2012 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2012	172,772	$8.96
Granted	91,269	9.50
Vested	(20,552)	6.82
Forfeited	(277)	9.07

Outstanding, March 31, 2012	243,212	$9.34

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	March 31, 2012			March 31, 2011
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount

	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$194	($63)	$131	$1,364	($488)	$876
Less reclassification adjustment for net gains arising during the period	32	(11)	21	---	---	---

Net unrealized gains (losses)	$162	($52)	$110	$1,364	($488)	$876
Change in minimum pension liability	8	(3)	5	7	(3)	4

Other comprehensive income (loss), net	$170	($55)	$115	$1,371	($491)	$880

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the three months ended
	March 31,
	2012	2011

Supplemental schedule of noncash investing and financing activities:	(in thousands)
Cash paid during the period for income taxes	$517	$569
Cash paid during the period for interest	4,406	5,301
Transfer of loans and leases into other repossessed assets and other real estate owned	259	871
Transfer of leases held for sale to leases held for investment	0	1,517

Note 5. Earnings Per Share

All weighted average, actual share and per share information set forth in this quarterly report on Form 10-Q for the three months ended March 31, 2012 and 2011 have been adjusted retroactively for the effects of the stock dividend distributed on April 16, 2012. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31,
(In thousands, except per share data)	2012	2011

Net income available to common shareholders	$4,351	$3,485
Less: earnings allocated to participating securities	36	24

Net income allocated to common shareholders	$4,315	$3,461

Weighted average number of common shares outstanding - basic (1)	26,700	26,511
Share-based plans (1)	47	140

Weighted average number of common shares - diluted (1)	26,747	26,651

Basic earnings per share	$0.16	$0.13

Diluted earnings per share	$0.16	$0.13

(1) Adjusted for 5% stock dividend distributed April 16, 2012 to shareholders of record on March 30, 2012.

Options to purchase 570,914 shares of common stock at a weighted average price of $12.79 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended March 31, 2012 because the exercise price was greater than the average market price. Options to purchase 737,275 shares of common stock at a weighted average price of $12.35 per share and 65,137 shares of restricted stock at a weighted average price of $9.44 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended March 31, 2011 because the exercise price and the grant-date price were greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	March 31, 2012					December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. government agencies	$38,172	$67	$(69)	$38,170	$43,463	$140	---	$43,603
Mortgage-backed securities	335,628	5,129	(650)	340,107	344,938	5,014	(428)	349,524
Obligations of states and political subdivisions	34,326	1,607	(82)	35,851	34,102	1,875	(9)	35,968
Other debt securities	17,551	175	(950)	16,776	20,965	72	(1,320)	19,717
Equity securities	14,674	549	(14)	15,209	14,543	306	(50)	14,799

	$440,351	$7,527	$(1,765)	$446,113	$458,011	$7,407	$(1,807)	$463,611

HELD TO MATURITY	March 31, 2012					December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. government agencies	$13,998	$57	$(64)	$13,991	$9,005	$134	$---	$9,139
Mortgage-backed securities	19,138	1,097	(3)	20,232	20,577	1,148	(1)	21,724
Obligations of states and political subdivisions	34,539	1,196	(31)	35,704	40,559	1,305	(9)	41,855
Other debt securities	1,556	118	---	1,674	1,559	72	(75)	1,556

	$69,231	$2,468	$(98)	$71,601	$71,700	$2,659	$(85)	$74,274

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	March 31, 2012

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$5,975	$6,021	$13,542	$13,599
Due after one year through five years	43,598	43,764	14,738	15,390
Due after five years through ten years	35,333	36,323	18,646	19,181
Due after ten years	5,143	4,689	3,167	3,199

	90,049	90,797	50,093	51,369
Mortgage-backed securities	335,628	340,107	19,138	20,232
Equity securities	14,674	15,209	---	---

Total securities	$440,351	$446,113	$69,231	$71,601

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the three months ended
	March 31,
	2012	2011

Sale proceeds	$16,540	$---
Gross gains	99	---
Gross losses	(67)	---
Other than temporary impairment	---	---

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $325.3 million and $343.7 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

March 31, 2012	Less than 12 months		12 months or longer			Total
		Unrealized		Unrealized	Number of		Unrealized
AVAILABLE FOR SALE	Fair value	Losses	Fair value	Losses	securities	Fair value	Losses
			(dollars in thousands)
U.S. government agencies	$9,928	$69	$---	$---	2	$9,928	$69
Mortgage-backed securities	66,019	635	4,108	15	17	70,127	650
Obligations of states and political subdivisions	1,971	82	---	---	5	1,971	82
Other debt securities	590	10	6,012	940	4	6,602	950
Equity securities	4,312	14	---	---	1	4,312	14

	$82,820	$810	$10,120	$955	29	$92,940	$1,765

HELD TO MATURITY

U.S. government agencies	$4,928	$64	$---	$---	1	$4,928	$64
Mortgage-backed securities	1,501	3	---	---	1	$1,501	$3
Obligations of states and political subdivisions	675	24	395	7	4	1,070	31

	$7,104	$91	$395	$7	6	$7,499	$98

December 31, 2011	Less than 12 months		12 months or longer			Total
		Unrealized		Unrealized	Number of		Unrealized
AVAILABLE FOR SALE	Fair value	Losses	Fair value	Losses	securities	Fair value	Losses
			(dollars in thousands)
U.S. government agencies	$---	$---	$---	$---	0	$---	$---
Mortgage-backed securities	81,067	398	9,201	30	23	90,268	428
Obligations of states and political subdivisions	2,171	9	20	---	5	2,191	9
Other debt securities	467	12	5,645	1,308	4	6,112	1,320
Equity securities	5,043	50	---	---	4	5,043	50

	$88,748	$469	$14,866	$1,338	36	$103,614	$1,807

HELD TO MATURITY

Mortgage-backed securities	$1,513	$1	$---	$---	1	$1,513	$1
Obligations of states and political subdivisions	790	2	395	7	4	1,185	9
Other debt securities	957	75	---	---	2	957	75

	$3,260	$78	$395	$7	7	$3,655	$85

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

•	The length of time the security’s fair value has been less than amortized cost; and
•	Adverse conditions related to the security or its issuer if the issuer has failed to make scheduled payments or other factors.

Note 7. Loans and Leases.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

	(in thousands)
Commercial, secured by real estate	$1,042,595	$1,012,982
Commercial, industrial and other	219,270	209,915
Leases	26,214	28,879
Real estate-residential mortgage	412,027	406,222
Real estate-construction	71,447	79,138
Home equity and consumer	301,974	304,190

Total loans	2,073,527	2,041,326

Plus: deferred costs	(61)	249

Loans, net of deferred costs	$2,073,466	$2,041,575

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

	March 31,	December 31,
(in thousands)	2012	2011
Commercial, secured by real estate	$12,617	$16,578
Commercial, industrial and other	5,611	4,608
Leases	621	575
Real estate—residential mortgage	9,943	11,610
Real estate—construction	10,502	12,393
Home equity and consumer	2,725	3,252

Total non-accrual loans and leases	$42,019	$49,016
Other real estate and other repossessed assets	1,314	1,182

TOTAL NON-PERFORMING ASSETS	$43,333	$50,198

Troubled debt restructurings, still accruing	$8,744	$8,856

Non-accrual loans included $4.3 million and $4.6 million of troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively.

An age analysis of past due loans, segregated by class of loans as of March 31, 2012 and December 31, 2011, are as follows:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$3,018	$2,343	$13,349	$18,710	$1,023,885	$1,042,595	$732
Commercial, industrial and other	735	460	5,711	6,906	212,364	219,270	100
Leases	304	143	621	1,068	25,146	26,214	-
Real estate—residential mortgage	1,942	604	11,136	13,682	398,345	412,027	1,193
Real estate—construction	100	-	10,502	10,602	60,845	71,447	-
Home equity and consumer	2,682	484	3,043	6,209	295,765	301,974	318

	$8,781	$4,034	$44,362	$57,177	$2,016,350	$2,073,527	$2,343

December 31, 2011

Commercial, secured by real estate	$3,638	$1,731	$16,578	$21,947	$991,035	$1,012,982	$-
Commercial, industrial and other	512	49	4,608	5,169	204,746	209,915	-
Leases	397	164	575	1,136	27,743	28,879	-
Real estate--residential mortgage	3,059	1,235	12,818	17,112	389,110	406,222	1,208
Real estate--construction	-	-	12,393	12,393	66,745	79,138	-
Home equity and consumer	2,350	448	3,411	6,209	297,981	304,190	159

	$9,956	$3,627	$50,383	$63,966	$1,977,360	$2,041,326	$1,367

Impaired Loans

Impaired loans as of March 31, 2012, March 31, 2011 and December 31, 2011 are as follows:

March 31, 2012	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance		Interest Income Recognized	Average Investment in Impaired loans
			(in thousands	)
Loans without specific allowance:
Commercial, secured by real estate	$16,795	$22,849	$-		$103	$17,684
Commercial, industrial and other	4,887	9,056	-		-	4,180
Leases	-	-	-		-	-
Real estate-residential mortgage	377	377	-		6	378
Real estate-construction	10,013	14,488	-		-	11,051
Home equity and consumer	350	350	-		-	312

Loans with specific allowance:
Commercial, secured by real estate	3,556	5,874	355		10	4,040
Commercial, industrial and other	776	889	221		-	516
Leases	-	-			-	-
Real estate-residential mortgage	329	337	49		4	482
Real estate-construction	489	1,429	49		-	522
Home equity and consumer	958	958	144		12	958

Total:
Commercial, secured by real estate	$20,351	$28,723	$355		$113	$21,724
Commercial, industrial and other	5,663	9,945	221		-	4,696
Leases	-	-	-		-	-
Real estate--residential mortgage	706	714	49		10	860
Real estate-construction	10,502	15,917	49		-	11,573
Home equity and consumer	1,308	1,308	144		12	1,270

	$38,530	$56,607	$818		$135	$40,123

March 31, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance		Interest Income Recognized	Average Investment in Impaired loans
			(in thousands	)
Loans without specific allowance:
Commercial, secured by real estate	$11,177	$13,682	$-		$41	$11,435
Commercial, industrial and other	-	2				54
Leases	-	27	-		-	1
Real estate-residential mortgage	415	415	-		-	5
Real estate-construction	13,793	17,257	-		11	7,393
Home equity and consumer	610	610	-		5	610

Loans with specific allowance:
Commercial, secured by real estate	7,377	8,431	889		24	5,931
Commercial, industrial and other	974	1,115	465		1	1,314
Leases	62	64	47		-	61
Real estate-residential mortgage	397	397	60		4	397
Real estate-construction	36	100	4		-	36
Home equity and consumer	636	639	100		8	636

Total:
Commercial, secured by real estate	$18,554	$22,113	$889		$65	$17,366
Commercial, industrial and other	974	1,117	465		1	1,368
Leases, including leases held for sale	62	91	47		-	62
Real estate--residential mortgage	812	812	60		4	402
Real estate-construction	13,829	17,357	4		11	7,429
Home equity and consumer	1,246	1,249	100		13	1,246

	$35,477	$42,739	$1,565		$94	$27,873

December 31, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans

	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$19,648	$24,922	$-	$332	$14,792
Commercial, industrial and other	4,074	8,155	-	-	3,445
Leases	-	-	-	-	-
Real estate-residential mortgage	415	415	-	29	542
Real estate-construction	12,400	16,353	-	14	11,231
Home equity and consumer	400	485	-	1	14

Loans with specific allowance:
Commercial, secured by real estate	3,920	6,421	392	18	6,209
Commercial, industrial and other	534	647	172	-	768
Leases	-	-	-	-	-
Real estate-residential mortgage	561	570	75	19	332
Real estate-construction	244	518	24	-	333
Home equity and consumer	949	963	142	34	800

Total:
Commercial, secured by real estate	$23,568	$31,343	$392	$350	$21,001
Commercial, industrial and other	4,608	8,802	172	-	4,213
Leases	-	-	-	-	-
Real estate—residential mortgage	976	985	75	48	874
Real estate-construction	12,644	16,871	24	14	11,564
Home equity and consumer	1,349	1,448	142	35	814

	$43,145	$59,449	$805	$447	$38,466

Interest that would have been accrued on impaired loans and leases during the first three months of 2012 and 2011 had the loans been performing under original terms would have been $812,000 and $567,000, respectively. Interest that would have accrued for the year ended December 31, 2011 was $2.9 million.

Credit Quality Indicators

The classes of loans are determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, department heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows the Company’s commercial loan portfolio as of March 31, 2012 and December 31, 2011, by the risk ratings discussed above (in thousands):

March 31, 2012	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction

Risk Rating

1	$---	$---	$---
2	---	11,408	---
3	28,611	18,123	11,175
4	313,276	57,842	5,964
5	603,080	99,939	38,740
5W - Watch	23,483	5,469	199
6 - Other Assets Especially Mentioned	29,118	7,741	2,085
7 - Substandard	44,856	18,748	13,039
8 - Doubtful	171	---	245
9 - Loss	---	---	---

Total	$1,042,595	$219,270	$71,447

December 31, 2011	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction

Risk Rating

1	$---	$---	$---
2	---	11,323	---
3	26,085	17,658	11,175
4	301,490	48,835	14,185
5	575,061	95,040	36,088
5W - Watch	31,648	9,346	198
6 - Other Assets Especially Mentioned	30,666	11,708	2,315
7 - Substandard	47,861	16,005	14,866
8 - Doubtful	171	---	311
9 - Loss	---	---	---

Total	$1,012,982	$209,915	$79,138

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment performance status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the three months ended March 31, 2012 and the year ended December 31, 2011:

Three Months ended March 31, 2012 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total

	(in thousands)
Beginning Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416
Charge-offs	(2,090)	(149)	(168)	(357)	(1,526)	(717)	($5,007)
Recoveries	39	179	378	12	27	100	$735
Provision	2,891	195	(542)	499	1,386	127	$4,556

Ending Balance	$17,458	$3,702	$356	$3,231	$1,311	$2,642	$28,700

Ending Balance: Individually evaluated for impairment	$355	$221	$---	$49	$49	$144	$818
Ending Balance: Collectively evaluated for impairment	17,103	3,481	356	3,182	1,262	2,498	$27,882

Ending Balance	$17,458	$3,702	$356	$3,231	$1,311	$2,642	$28,700

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$20,351	$5,663	$---	$706	$10,502	$1,308	$38,530
Ending Balance: Collectively evaluated for impairment	1,022,244	213,607	26,214	411,321	60,945	300,666	$2,034,997

Ending Balance (1)	$1,042,595	$219,270	$26,214	$412,027	$71,447	$301,974	$2,073,527

(1) Excludes deferred costs

Year ended December 31, 2011 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total

	(in thousands)
Beginning Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331
Charge-offs	(5,352)	(5,249)	(2,858)	(1,772)	(3,636)	(3,010)	($21,877)
Recoveries	2,084	439	1,206	32	67	318	$4,146
Provision	8,520	3,174	(1,137)	2,189	2,817	3,253	$18,816

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Ending Balance: Individually evaluated for impairment	$392	$172	$—	$75	$24	$142	$805
Ending Balance: Collectively evaluated for impairment	16,226	3,305	688	3,002	1,400	2,990	$27,611

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$23,568	$4,608	$—	$976	$12,644	$1,349	$43,145
Ending Balance: Collectively evaluated for impairment	989,414	205,307	28,879	405,246	66,494	302,841	$1,998,181

Ending Balance(1)	$1,012,982	$209,915	$28,879	$406,222	$79,138	$304,190	$2,041,326

(1) Excludes deferred costs

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $960,000 and $1,015,000 at March 31, 2012 and December 31, 2011, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

Troubled Debt Restructurings

Troubled debt restructurings are those loans where significant concessions have been made due to borrowers’ financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate of a new loan with similar risk. The Company considers the potential losses on these loans as well as the remainder of its impaired loans while considering the adequacy of the allowance for loan and lease losses.

The following table summarizes loans that have been restructured during the periods presented:

	For the three months ended			For the three months ended
	March 31, 2012			March 31, 2011

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	3	$529	$528	1	$596	$596
Commercial, industrial and other	---	---	---	---	---	---
Leases	---	---	---	---	---	---
Real estate--residential mortgage	---	---	---	---	---	---
Real estate--construction	---	---	---	---	---	---
Home equity and consumer	---	---	---	---	---	---

	3	$529	$528	1	$596	$596

The following table summarizes as of March 31, 2012, loans that were restructured within the last 12 months that have subsequently defaulted:

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	4	$1,484
Commercial, industrial and other	---	---
Leases	---	---
Real estate--residential mortgage	3	706
Real estate--construction	---	---
Home equity and consumer	1	350

	8	$2,540

Leases

Lakeland had no leases held for sale as of March 31, 2012 and December 31, 2011. The following table shows the components of gains on leasing related assets for the periods presented:

	For the three months ended
	March 31,
	2012	2011

	(in thousands)
Gains on sales of leases	$---	$143
Realized gains on paid off leases	157	239
Gains on other repossessed assets	27	81

Total gains on leasing related assets	$184	$463

Other Real Estate and Other Repossessed Assets

At March 31, 2012, the Company had other repossessed assets and other real estate owned of $125,000 and $1.2 million, respectively. At December 31, 2011, the Company had other repossessed assets and other real estate owned of $236,000 and $946,000, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the three months ended
	March 31,
	2012	2011

	(in thousands)
Interest cost	$22	$24
Expected return on plan assets	(19)	(22)
Amortization of unrecognized net actuarial loss	18	12

Net periodic benefit expense	$21	$14

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended
	March 31,
	2012	2011

	(in thousands)
Service cost	$8	$6
Interest cost	10	12
Amortization of prior service cost	3	4
Amortization of unrecognized net actuarial loss	3	2

Net periodic benefit expense	$24	$24

The Company made contributions of $88,000 and $63,000 to the plan during the three months ended March 31, 2012 and 2011, respectively. The Company does not expect to make any more contributions for the remainder of 2012.

Note 10. Estimated Fair Value of Financial Instruments and Fair Value Measurement

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest level priority to unobservable inputs (level 3 measurements). The following describes the three levels of fair value hierarchy:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities; includes U.S. Treasury Notes, and other U.S. Government Agency securities that actively trade in over-the-counter markets; equity securities and mutual funds that actively trade in over-the-counter markets.

Level 2 – quoted prices for similar assets or liabilities in active markets; or quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability including yield curves, volatilities, and prepayment speeds.

Level 3 – unobservable inputs for the asset or liability that reflect the Company’s own assumptions about assumptions that market participants would use in the pricing of the asset or liability and that are consequently not based on market activity but upon particular valuation techniques.

The Company’s assets that are measured at fair value on a recurring basis are its available for sale investment securities. The Company obtains fair values on its securities using information from a third party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has certain equity securities that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third party pricing service. This review includes a comparison to non-binding third-party quotes. As a result of our review, we did not have any adjustments to prices from our third party servicer.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of March 31, 2012 or December 31, 2011. During the three months ended March 31, 2012, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets:	(in thousands)
Investment securities, available for sale
US government agencies	$---	$38,170	$---	$38,170
Mortgage backed securities	---	340,107	---	340,107
Obligations of states and political subdivisions	---	35,851	---	35,851
Corporate debt securities	---	16,776	---	16,776
Equity securities	1,968	13,241	---	15,209

Total securities available for sale	$1,968	$444,145	$---	$446,113
December 31, 2011
Assets:
Investment securities, available for sale
US government agencies	$---	$43,603	$---	$43,603
Mortgage backed securities	---	349,524	---	349,524
Obligations of states and political subdivisions	---	35,968	---	35,968
Corporate debt securities	---	19,717	---	19,717
Equity securities	1,732	13,067	---	14,799

Total securities available for sale	$1,732	$461,879	$---	$463,611

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets:		(in thousands)
Impaired Loans and Leases	$---	$---	$38,530	$38,530
Other real estate owned and other repossessed assets	---	---	1,314	1,314

December 31, 2011
Assets:
Impaired Loans and Leases	---	---	$43,145	$43,145
Other real estate owned and other repossessed assets	---	---	1,182	1,182

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Because most of Lakeland’s impaired loans are collateral dependant, fair value is measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 5-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Changes in economic conditions, locally or nationally, could impact the value of the estimated amounts of impaired loans, OREO and other repossessed assets.

Fair Value of Certain Financial Instruments

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

The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2012 and December 31, 2011 are outlined below.

This summary, as well as the table below, excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and cash equivalents. For financial liabilities, these include noninterest bearing demand deposits, savings and interest-bearing transaction accounts and federal funds sold and securities sold under agreements to repurchase. The estimated fair value of demand, savings and interest-bearing transaction accounts is the amount payable on demand at the reporting date. Carrying value is used because there is no stated maturity on these accounts, and the customer has the ability to withdraw the funds immediately. Also excluded from this summary and the following table are those financial instruments recorded at fair value on a recurring basis, as previously described.

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above.

Federal Home Loan Bank of New York (FHLB) stock is an equity interest that can be sold to the issuing FHLB, to other FHLBs, or to other member banks at its par value. Because ownership of these securities is restricted, they do not have a readily determinable fair value. As such, the Company’s other investments are recorded at cost or par value and are evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value. The Company’s evaluation primarily includes an evaluation of liquidity, capitalization, operating performance, commitments, and regulatory or legislative events.

The net loan portfolio at March 31, 2012 and December 31, 2011 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

For fixed maturity certificates of deposit, fair value was estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

The fair value of long-term debt is based upon the discounted value of contractual cash flows. The Company estimates the discount rate using the rates currently offered for similar borrowing arrangements. The fair value of subordinated debentures at March 31, 2012 is based on bid/ask prices from brokers for similar types of instruments based on updated accounting guidance on fair value measurement. As of December 31, 2011, the fair value of the subordinated debentures was based on discounted cash flows using discount rates currently offered for similar borrowing arrangements.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011:

March 31, 2012	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments - Assets	(in thousands)
Investment securities held to maturity	$69,231	$71,601	$---	$71,601	$---
Federal Home Loan Bank Stock	$7,417	$7,417	---	7,417	---
Loans and leases	2,073,466	2,075,409	---	---	2,075,409

Financial Instruments - Liabilities
Certificates of Deposit	338,728	341,173	---	341,173	---
Other borrowings	135,000	144,240	---	144,240	---
Subordinated debentures	77,322	77,990	---	---	42,939
Commitments:
Standby letters of credit	---	28	---	---	28

December 31, 2011
Financial Assets:
Investment securities held to maturity	$71,700	$74,274	$---	$74,274	$---
Federal Home Loan Bank Stock	$8,333	$8,333	---	8,333	---
Loans and leases	2,041,575	2,055,448	---	---	2,055,448
Financial Liabilities:
Certificates of Deposit	359,552	362,408	---	362,408	---
Other borrowings	155,000	165,821	---	165,821	---
Subordinated debentures	77,322	77,973	---	---	77,973
Commitments:
Standby letters of credit	---	71	---	---	71

Note 11. Preferred Stock

On February 8, 2012, the Company redeemed its remaining 19,000 shares of its Fixed Rate Cumulative Preferred Stock, Series A originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program (“CPP”). The Company paid to the Treasury $19.2 million, which included $19.0 million of principal and $219,000 in accrued and unpaid dividends, on February 8, 2012. As a result of the early payment, the Company also accelerated the accretion of $501,000 of the preferred stock discount.

On February 29, 2012, the Company repurchased the outstanding common stock warrant previously issued to the treasury for the purchase of 1,046,901 shares of its common stock at an exercise price of $8.46 per share, for $2.8 million., completing the Company’s participation in the Treasury’s CPP. Upon repurchase, the common stock warrant had a carrying value of $3.3 million. The repurchase price of $2.8 million was recorded as a reduction to common stock on the statement of changes in stockholders’ equity.

Note 12. Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance regarding the reconsideration of effective control for repurchase agreements.” This guidance modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. This guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. This guidance does not change the other existing criteria used in the assessment of effective control. The Company adopted the provisions of this guidance prospectively for transactions or modifications of existing transactions that occurred on or after January 1, 2012. As the Company accounted for all of its repurchase agreements as collateralized financing arrangements prior to the adoption of this guidance, the adoption had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB and the International Accounting Standards Board (the “IASB”) issued new accounting guidance on fair value measurement and disclosure requirements. This guidance is the result of work by the FASB and IASB to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). As a result, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued accounting guidance updating the requirements regarding the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. This amendment will be applied prospectively and the amendments are effective for fiscal years and interim periods beginning after December 15, 2011. In December 2011, the FASB deferred certain aspects of this guidance related to the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The Company adopted this guidance during the first quarter of 2012. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements, but resulted in additional disclosure.

In September 2011, the FASB issued accounting guidance related to the annual testing of goodwill for impairment. Under the new guidance, an entity has the option to first determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If, however, the entity concludes otherwise, then it is required to perform the first step of the two-step impairment test and then perform the second test, if required. This amendment is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this guidance for its goodwill review as of November 30, 2011. Adoption did not have a significant impact on the Company’s consolidated financial statements.

PART I -- ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

(First Quarter 2012 Compared to First Quarter 2011)

Net Income

Net income for the first quarter of 2012 was $5.0 million, compared to net income of $4.8 million for the same period in 2011. Net income available to common shareholders was $4.4 million compared to net income of $3.5 million for the same period last year. Diluted earnings per share was $0.16 for the first quarter of 2012, compared to diluted earnings per share of $0.13 for the same period last year. Dividends on preferred stock and accretion decreased to $620,000 from $1.3 million for the same period last year. The lower dividends and accretion reflect repayments to the U.S. Department of the Treasury to repurchase preferred stock under the CPP. During the first quarter of 2012 the Company repaid the remaining $19.0 million in preferred stock to the U.S. Department of the Treasury, resulting in a non cash charge of $501,000, reflecting the acceleration of the preferred stock discount accretion. During the first quarter of 2011 the Company incurred a similar charge of $745,000, as $20.0 million in repayments to repurchase preferred stock were made during that period. The Company also repurchased the outstanding common stock warrant previously issued to the treasury for the purchase of 1,046,901 shares of its common stock, for $2.8 million, completing the Company’s participation in the Treasury’s CPP.

Net Interest Income

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. The Company’s net interest income is determined by: (i) the volume of interest-earning assets that it holds and the yields that it earns on those assets, and (ii) the volume of interest-bearing liabilities that it has assumed and the rates that it pays on those liabilities. Net interest income increases when the Company can use noninterest- bearing deposits to fund or support interest-earning assets. The Company’s net interest income is influenced by the current low interest rate environment. For information on how interest rate change can influence the Company’s net interest income, and how the Company manages it net interest income, please see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of this Quarterly Report on Form 10-Q. The Company’s net interest margin can also be impacted by its level of non-performing loans. If non-peforming loans decline, this could increase the net interest margin.

Net interest income on a tax equivalent basis for the first quarter of 2012 was $24.2 million, compared to $24.9 million earned in the first quarter of 2011. The net interest margin decreased from 3.91% in the first quarter of 2011 to 3.76% in the first quarter of 2012, primarily as a result of a 31 basis point decline in the yield on interest-earning assets, which was partially offset by a 17 basis point reduction in the cost of interest-bearing liabilities. The net interest margin would have been 3.86% and 3.99% for the first quarter of 2012 and 2011, respectively, had the Company’s non-performing loans performed in accordance with their terms. The net interest spread as a result declined 13 basis points to 3.60%. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $48.0 million. Also mitigating the decline in the net interest margin was a change in mix in interest bearing deposits from time deposits to lower interest-bearing transaction accounts. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended,			For the three months ended,
	March 31, 2012			March 31, 2011
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid

Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$2,050,093	$25,458	4.99%	$2,000,057	$26,665	5.41%
Taxable investment securities and other	447,252	2,340	2.09%	476,688	2,713	2.28%
Tax-exempt securities	72,787	754	4.14%	67,594	768	4.54%
Federal funds sold (B)	22,522	6	0.11%	32,896	12	0.15%

Total interest-earning assets	2,592,654	28,558	4.43%	2,577,235	30,158	4.74%

Noninterest-earning assets:
Allowance for loan and lease losses	(29,162)			(28,874)
Other assets	242,705			249,178

TOTAL ASSETS	$2,806,197			$2,797,539

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$338,221	$90	0.11%	$322,225	$127	0.16%
Interest-bearing transaction accounts	1,137,069	1,272	0.45%	1,093,625	1,505	0.56%
Time deposits	350,937	894	1.02%	413,481	1,299	1.26%
Borrowings	267,165	2,092	3.13%	294,106	2,374	3.23%

Total interest-bearing liabilities	2,093,392	4,348	0.83%	2,123,437	5,305	1.00%

Noninterest-bearing liabilities:
Demand deposits	448,893			400,891
Other liabilities	13,236			13,063
Stockholders’ equity	250,676			260,148

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,806,197			$2,797,539

Net interest income/spread		24,210	3.60%		24,853	3.73%
Tax equivalent basis adjustment		264			269

NET INTEREST INCOME		$23,946			$24,584

Net interest margin (C)			3.76%			3.91%

(A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

(B) Includes interest-bearing cash accounts.

(C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $30.2 million in the first quarter of 2011 to $28.6 million in the first quarter of 2012, a decrease of $1.6 million, or 5%. The decrease in interest income was due primarily to a 31 basis point decrease in the yield on interest earning assets, as a result of loans being refinanced at lower rates and lower yields on new loans and investments. The yield on average loans and leases at 4.99% in the first quarter of 2012 was 42 basis points lower than the first quarter of 2011. The yield on average taxable and tax exempt investment securities decreased by 19 basis points and 40 basis points, respectively, compared to the first quarter of 2011. Average loans and leases at $2.05 billion increased $50.0 million from the first quarter of 2011, while average investment securities at $520.0 million decreased $24.2 million.

Total interest expense decreased from $5.3 million in the first quarter of 2011 to $4.3 million in the first quarter of 2012, a decrease of $957,000, or 18%. The cost of average interest-bearing liabilities decreased from 1.00% in the first quarter of 2011 to 0.83% in 2012. The decrease in yield was due to the continuing low rate environment along with a $62.5 million reduction in higher yielding time deposits as customers preferred to keep their deposits in short-term transaction accounts. Average savings and interest-bearing transaction accounts increased by $16.0 million and $43.4 million, respectively, from the first quarter of 2011 to the first quarter of 2012. Average rates paid on interest-bearing liabilities declined in all categories.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans; net charge-offs, and the results of independent third party loan and lease review.

In the first quarter of 2012, a $4.6 million provision for loan and lease losses was recorded, which was $371,000 lower than the provision for the same period last year. During the first quarter of 2012, the Company charged off loans and leases of $5.0 million and recovered $735,000 in previously charged off loans and leases compared to $5.7 million and $1.6 million, respectively, during the same period in 2011. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income decreased $173,000, or 4%, to $4.1 million in the first quarter of 2012 compared to the first quarter of 2011. The decrease in noninterest income was due primarily to a decline in gains on leasing related assets from $463,000 in the first quarter of 2011 to $184,000 in the first quarter of 2012 as a result of the decline in the leasing portfolio. Income on bank owned life insurance at $339,000 decreased $16,000 from the first quarter 2011 due to a decline in rates for the underlying policies. Commissions and fees totaled $980,000 in the first quarter of 2012 and were $148,000 or 18% higher than the same period last year due primarily to increases in investment commission income.

Noninterest Expense

Noninterest expense totaling $16.3 million decreased $751,000 in the first quarter of 2012 from the first quarter of 2011. Net occupancy expense at $1.7 million decreased $223,000 compared to the first quarter of 2011 due primarily to decreased snow removal costs resulting from the mild winter. Furniture and equipment expense at $1.1 million in the first quarter of 2012 decreased $81,000 from the same period last year due primarily to a reduction in equipment service contract expense. Stationery, supplies and postage at $336,000 in the first quarter decreased $29,000 primarily as a result of a reduction in postage expense due to the implementation of electronic statement delivery. Marketing expense totaling $470,000 decreased $145,000, compared to the first quarter of 2011 due primarily to the timing of media expenses. During the third quarter of 2011 the Company completed its core deposit intangible amortization, which resulted in a $265,000 decrease in that category in the first quarter of 2012 compared to the same period in 2011. FDIC insurance expense at $555,000 decreased $392,000 compared to the first quarter of 2011 as a result of changes made by the FDIC in the method of calculating assessment rates. Salaries and employee benefits at $9.4 million increased $449,000 or 5% compared to the first quarter of 2011. Collection expense at $139,000 and legal expense at $399,000 increased $74,000 and $104,000, respectively, while other real estate and repossessed asset expense at $38,000 decreased $234,000. The Company’s efficiency ratio, a non-GAAP financial measure, was 57.7% in the first quarter of 2012, compared to 56.7% for the same period last year as a result of a decline in revenue, offset by continued management of expenses. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the three months ended March 31,
	2012	2011

	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$16,275	$17,026
Less:
Amortization of core deposit intangibles	-	(265)
Other real estate owned and other repossessed asset expense	(38)	(272)
Provision for unfunded lending commitments	56	4

Noninterest expense, as adjusted	$16,293	$16,493

Net interest income	$23,946	$24,584
Noninterest income	4,057	4,230

Total revenue	28,003	28,814
Plus: Tax-equivalent adjustment on municipal securities	264	269
Less: gains on investment securities	(32)	-

Total revenue, as adjusted	$28,235	$29,083

Efficiency ratio	57.71%	56.71%

Financial Condition

The Company’s total assets increased $26.4 million from $2.83 billion at December 31, 2011, to $2.85 billion at March 31, 2012 due primarily to a $32.2 million increase in total loans. Total deposits increased $38.5 million, with non-interest bearing transaction accounts increasing $26.8 million.

Loans and Leases

Gross loans and leases at $2.07 billion increased by $32.2 million from December 31, 2011. The increase in gross loans and leases is primarily due to commercial loans secured by real estate at $1.04 billion and commercial, industrial and other loans at $219.3 million increasing $29.6 million and $9.4 million, respectively. These increases were partially offset by a $7.7 million decrease in real estate construction loans. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets decreased from $50.2 million, or 1.78% of total assets, on December 31, 2011 to $43.3 million, or 1.52% of total assets, on March 31, 2012. The majority of the decrease was in commercial loans secured by real estate, which decreased $4.0 million from December 31, 2011. Residential mortgages and construction real estate decreased $1.7 million and $1.9 million, respectively, and were partially offset by a $1.0 million increase in commercial, industrial and other loans. Commercial loan non-accruals at March 31, 2012 included eight loan relationships with balances over $1.0 million, totaling $18.4 million, and five loan relationships between $500,000 and $1.0 million, totaling $3.6 million.

Loans and leases past due ninety days or more and still accruing at March 31, 2012 increased $976,000 to $2.3 million from December 31, 2011. Loans and leases past due 90 days or more and still accruing are those loans and leases that are considered both well-secured and in process of collection.

On March 31, 2012, the Company had $8.7 million in loans that were troubled debt restructurings and still accruing interest income compared to $8.9 million on December 31, 2011. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On March 31, 2012, the Company had $38.5 million in impaired loans and leases (consisting primarily of non-accrual and restructured loans and leases) compared to $43.1 million at year-end 2011. Impaired loans decreased from year-end 2011 primarily as a result of the decrease in non-accrual commercial loans secured by real estate. For more information on these loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $818,000 has been allocated as a portion of the allowance for loan and lease losses for impairment at March 31, 2012. At March 31, 2012, the Company also had $44.1 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $41.7 million at December 31, 2011.

There were no loans and leases at March 31, 2012, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Three months ended March 31, 2012	Three months ended March 31, 2011	Year ended December 31, 2011

Balance of the allowance at the beginning of the year	$28,416	$27,331	$27,331

Loans and leases charged off:
Commercial, secured by real estate	2,090	523	5,352
Commercial, industrial and other	149	698	5,249
Leases	168	1,090	2,858
Real estate--mortgage	357	295	1,772
Real estate-construction	1,526	2,436	3,636
Home equity and consumer	717	633	3,010

Total loans charged off	5,007	5,675	21,877

Recoveries:
Commercial, secured by real estate	39	958	2,084
Commercial, industrial and other	179	100	439
Leases	378	503	1,206
Real estate--mortgage	12	1	32
Real estate-construction	27	---	67
Home equity and consumer	100	47	318

Total Recoveries	735	1,609	4,146

Net charge-offs:	4,272	4,066	17,731
Provision for loan and lease losses	4,556	4,927	18,816

Ending balance	$28,700	$28,192	$28,416

Ratio of annualized net charge-offs to average loans and leases outstanding	0.83%	0.81%	0.89%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.38%	1.43%	1.39%

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

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired commercial loans under $250,000, leases, 1 – 4 family residential mortgages and consumer loans.

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

Non-performing loans and leases decreased from $49.0 million on December 31, 2011 to $42.0 million on March 31, 2012. The allowance for loan and lease losses as a percent of total loans was 1.38% at March 31, 2012, compared to 1.39% as of December 31, 2011. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans are adequate. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2012. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $535.3 million on December 31, 2011 to $515.3 million on March 31, 2012, a decrease of $20.0 million, or 4%.

Deposits

Total deposits increased from $2.25 billion on December 31, 2011 to $2.29 billion on March 31, 2012, an increase of $38.5 million, or 2%. Savings and interest-bearing transaction accounts totaling $1.47 billion increased $32.5 million from December 31, 2011, while time deposits totaling $338.7 million decreased $20.8 million. Noninterest bearing deposits increased $26.8 million, or 6%, to $476.3 million, resulting primarily from an increase in commercial noninterest bearing deposits.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2012 follows.

Cash and cash equivalents totaling $86.8 million on March 31, 2012, increased $14.3 million from December 31, 2011. Operating activities provided $13.6 million in net cash. Investing activities used $18.9 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $19.6 million in net cash, reflecting a net increase of $38.5 million in deposits and a $24.3 million increase in federal funds purchased and securities sold under agreements to repurchase, partially offset by net repayments of $20.0 million in other borrowings and the redemption of $19.0 million in preferred stock. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2012. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$20,016	$2,260	$4,022	$3,183	$10,551
Benefit plan commitments	4,870	185	335	300	4,050
Remaining contractual maturities of time deposits	338,728	243,235	79,545	15,086	862
Subordinated debentures	77,322	---	---	---	77,322
Loan commitments	428,905	345,532	57,348	432	25,593
Long-term debt	135,000	40,000	40,000	10,000	45,000
Interest on long-term debt*	113,553	7,981	15,585	12,700	77,287
Standby letters of credit	15,528	7,245	8,048	155	80

Total	$1,133,922	$646,438	$204,883	$41,856	$240,745

*Includes interest on long-term debt and subordinated debentures at a weighted rate of 3.83%.

Capital Resources

Total stockholders’ equity decreased from $259.8 million on December 31, 2011 to $242.0 million on March 31, 2012, a decrease of $17.8 million, or 7%. Book value per common share decreased to $8.97 on March 31, 2012 from $8.99 on December 31, 2011. The decrease in stockholders’ equity from December 31, 2011 to March 31, 2012 was primarily due to the $19.0 million redemption of preferred stock, the warrant repurchase totaling $2.8 million and payment of dividends on common and preferred stock of $1.5 million, partially offset by $5.0 million in net income.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2012, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2012 are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio March 31, 2012	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2012	Total Capital to Risk-Weighted Assets Ratio March 31, 2012
The Company	7.46%	9.92%	12.37%
Lakeland Bank	7.83%	10.41%	11.66%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

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

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2012	2011

Calculation of tangible book value per common share
Total common stockholders’ equity at end of period-GAAP	$241,955	$241,303
Less:
Goodwill	87,111	87,111

Total tangible common stockholders’ equity at end of period---Non- GAAP	$154,844	$154,192

Shares outstanding at end of period (1)	26,963	26,836

Book value per share-GAAP (1)	$8.97	$8.99

Tangible book value per share---Non-GAAP (1)	$5.74	$5.75

(1) Adjusted for 5% stock dividend granted April 16, 2012 to shareholders of record March 30, 2012.

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period---Non- GAAP	$154,844	$154,192

Total assets at end of period	$2,852,347	$2,825,950

Less:
Goodwill	87,111	87,111

Total tangible assets at end of period---Non-GAAP	$2,765,236	$2,738,839

Common equity to assets-GAAP	8.48%	8.54%

Tangible common equity to tangible assets-Non-GAAP	5.60%	5.63%

	For the three months ended,
	March 31,	March 31,
	2012	2011

Calculation of return on average tangible common equity
Net income-GAAP	$4,971	$4,771

Total average common stockholders’ equity	$242,957	$226,051
Less:
Average goodwill	87,111	87,111
Average other identifiable intangible assets, net	---	460

Total average tangible common stockholders’ equity-Non-GAAP	$155,846	$138,480

Return on average common stockholders’ equity-GAAP	8.23%	8.56%

Return on average tangible common stockholders’ equity-Non-GAAP	12.83%	13.97%

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $97.8 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	+100 bp	-100 bp	-200 bp

Asset/Liability Policy Limit	-5.0%			-5.0%
March 31, 2012	-3.9%	-1.8%	-2.0%	-2.8%
December 31, 2011	-4.0%	-1.6%	-2.2%	-2.8%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2012 (the base case) was $309.6 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	+100 bp	-100 bp	-200 bp

Asset/Liability Policy Limit	-25.0%			-25.0%
March 31, 2012	-9.6%	-1.6%	-4.9%	-11.2%
December 31, 2011	-7.2%	-0.7%	-6.4%	-12.9%

The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6. Exhibits

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 10, 2012