Form 10-Q
period 2012-06-30
LAKELAND BANCORP INC
filed 2012-08-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012 there were 26,996,085 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http://www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31,
	(unaudited)	2011
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$61,843	$60,688
Interest-bearing deposits due from banks	14,875	11,870

Total cash and cash equivalents	76,718	72,558

Investment securities available for sale, at fair value	416,984	463,611
Investment securities held to maturity; fair value of $94,129 in 2012 and $74,274 in 2011	91,348	71,700
Federal Home Loan Bank Stock, at cost	8,100	8,333
Loans, net of deferred costs	2,088,784	2,041,575
Less: allowance for loan and lease losses	28,543	28,416

Net loans	2,060,241	2,013,159
Premises and equipment, net	32,020	27,917
Accrued interest receivable	7,771	8,369
Goodwill	87,111	87,111
Bank owned life insurance	45,438	44,760
Other assets	27,471	28,432

TOTAL ASSETS	$2,853,202	$2,825,950

LIABILITIES
Deposits:
Noninterest bearing	$474,233	$449,560
Savings and interest-bearing transaction accounts	1,476,127	1,440,541
Time deposits under $100 thousand	201,817	211,797
Time deposits $100 thousand and over	125,223	147,755

Total deposits	2,277,400	2,249,653
Federal funds purchased and securities sold under agreements to repurchase	92,958	72,131
Other borrowings	145,000	155,000
Subordinated debentures	77,322	77,322
Other liabilities	13,581	12,061

TOTAL LIABILITIES	2,606,261	2,566,167

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 0 shares at June 30, 2012 and 19,000 shares at December 31, 2011	—	18,480
Common stock, no par value; authorized shares, 40,000,000; issued 27,274,714 shares at June 30, 2012 and 27,275,480 shares at December 31, 2011	278,593	270,044
Accumulated deficit	(31,764)	(26,061)
Treasury stock, at cost, 281,812 shares at June 30, 2012 and 439,340 at December 31, 2011	(3,546)	(5,551)
Accumulated other comprehensive income	3,658	2,871

TOTAL STOCKHOLDERS’ EQUITY	246,941	259,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,853,202	$2,825,950

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$25,272	$26,120	$50,730	$52,785
Federal funds sold and interest-bearing deposits with banks	6	11	12	23
Taxable investment securities and other	2,207	2,962	4,547	5,675
Tax-exempt investment securities	453	507	943	1,006

TOTAL INTEREST INCOME	27,938	29,600	56,232	59,489

INTEREST EXPENSE
Deposits	2,139	2,807	4,395	5,738
Federal funds purchased and securities sold under agreements to repurchase	28	28	56	55
Other borrowings	2,023	2,344	4,087	4,691

TOTAL INTEREST EXPENSE	4,190	5,179	8,538	10,484

NET INTEREST INCOME	23,748	24,421	47,694	49,005
Provision for loan and lease losses	3,877	5,406	8,433	10,333

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	19,871	19,015	39,261	38,672
NONINTEREST INCOME
Service charges on deposit accounts	2,710	2,571	5,157	5,049
Commissions and fees	1,259	1,040	2,239	1,872
Gains on investment securities	241	444	273	444
Income on bank owned life insurance	339	359	678	714
Gains on leasing related assets	119	230	303	693
Other income	103	66	178	168

TOTAL NONINTEREST INCOME	4,771	4,710	8,828	8,940

NONINTEREST EXPENSE
Salaries and employee benefits	9,565	9,199	19,000	18,185
Net occupancy expense	1,636	1,602	3,324	3,513
Furniture and equipment	1,139	1,225	2,222	2,389
Stationery, supplies and postage	355	395	691	760
Marketing expense	458	619	928	1,234
Core deposit intangible amortization	—	266	—	531
FDIC insurance expense	546	595	1,101	1,542
Collection expense	34	60	173	125
Legal expense	346	411	745	706
Expenses on other real estate owned and other repossessed assets	38	200	76	472
Other expenses	2,353	2,160	4,485	4,301

TOTAL NONINTEREST EXPENSE	16,470	16,732	32,745	33,758

Income before provision for income taxes	8,172	6,993	15,344	13,854
Income tax expense	2,719	2,135	4,920	4,225

NET INCOME	$5,453	$4,858	$10,424	$9,629

Dividends on Preferred Stock and Accretion	—	294	620	1,580

Net Income Available to Common Stockholders	$5,453	$4,564	$9,804	$8,049

PER SHARE OF COMMON STOCK
Basic earnings	$0.20	$0.17	$0.36	$0.30

Diluted earnings	$0.20	$0.17	$0.36	$0.30

Dividends	$0.06	$0.06	$0.12	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
NET INCOME	$5,453	$4,858	$10,424	$9,629

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized securities gains during period	823	2,228	954	3,104
Less: reclassification for gains included in net income	156	290	177	290
Change in pension liability, net	5	6	10	10

Other Comprehensive Income	672	1,944	787	2,824

TOTAL COMPREHENSIVE INCOME	$6,125	$6,802	$11,211	$12,453

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

Six Months ended June 30, 2012

						Accumulated
	Common stock		Series A			Other
	Number of		Preferred	Accumulated	Treasury	Comprehensive
	Shares	Amount	Stock	deficit	Stock	Income	Total
	(dollars in thousands)
BALANCE January 1, 2012	25,976,648	$270,044	$18,480	($26,061)	($5,551)	$2,871	$259,783

Net Income				10,424			10,424
Other comprehensive income, net of tax						787	787
Preferred dividends				(100)			(100)
Accretion of discount			520	(520)			—
Stock based compensation		368					368
Redemption of preferred stock			(19,000)				(19,000)
Warrant Repurchase		(2,800)					(2,800)
Adjustment for stock dividend	1,298,066	12,345		(12,345)	—		—
Issuance of restricted stock awards		(1,153)			1,153		—
Issuance of stock to dividend reinvestment and stock purchase plan		(229)		(515)	852		108
Exercise of stock options, net of excess tax benefits		18					18
Cash dividends, common stock				(2,647)			(2,647)

BALANCE June 30, 2012 (UNAUDITED)	27,274,714	$278,593	$—	($31,764)	($3,546)	$3,658	$246,941

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the six months ended
	June 30,
	2012	2011
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,424	$9,629
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	3,122	3,135
Depreciation and amortization	1,435	1,999
Provision for loan and lease losses	8,433	10,333
Gains on securities	(273)	(444)
Gains on leases	(273)	(699)
Losses (gains) on sales of other assets	(72)	69
Losses on sales of premises and equipment	—	10
Stock-based compensation	368	316
Decrease in other assets	485	1,949
Increase (decrease) in other liabilities	1,654	(680)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,303	25,617

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	62,595	83,304
Held to maturity	19,974	6,139
Proceeds from sales of securities
Available for sale	53,718	39,928
Purchase of securities:
Available for sale	(71,062)	(79,915)
Held to maturity	(39,699)	(10,605)
Net decrease in Federal Home Loan Bank Stock	233	2,648
Proceeds from sales of leases	—	16,433
Net (increase) decrease in loans and leases	(55,932)	2,270
Proceeds from sales of other repossessed assets	535	1,307
Capital expenditures	(5,538)	(1,336)
Proceeds from sales of bank premises and equipment	—	10

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(35,176)	60,183

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	27,747	(13,506)
Increase in federal funds purchased and securities sold under agreements to repurchase	20,827	38,128
Proceeds from other borrowings	230,000	15,000
Repayments of other borrowings	(240,000)	(80,000)
Redemption of preferred stock and common stock warrant	(21,800)	(20,000)
Exercise of stock options	—	72
Excess tax benefits	18	29
Issuance of stock to dividend reinvestment and stock purchase plan	108	163
Dividends paid	(2,867)	(3,299)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	14,033	(63,413)

Net increase in cash and cash equivalents	4,160	22,387
Cash and cash equivalents, beginning of period	72,558	49,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,718	$71,665

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

Note 2. Stock-Based Compensation

Share-based compensation expense of $368,000 and $316,000 was recognized for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was unrecognized compensation cost of $1.6 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 3.2 years. Unrecognized compensation expense related to unvested stock options was approximately $33,000 as of June 30, 2012 and is expected to be recognized over a period of 1.9 years.

In the first six months of 2012, the Company granted 91,269 shares of restricted stock at a grant date fair value of $9.50 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $173,000 per year for the next five years. In the first six months of 2011, the Company granted 100,112 shares of restricted stock at a grant date fair value of $9.40 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $188,000 per year over a five year period.

There were no grants of stock options in the first six months of 2012 and 2011.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding, January 1, 2012	598,477	$12.57		$—
Issued	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, June 30, 2012	598,477	$12.57	2.59	$67,882

Options exercisable at June 30, 2012	587,319	$12.66	2.49	$42,310

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first six months of 2012 and the exercise price, multiplied by the number of in-the-money options).

There were no options exercised in the first half of 2012. The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 was $78,000. Exercise of stock options during the first six months of 2011 resulted in cash receipts of $72,000.

Information regarding the Company’s restricted stock (all unvested) and changes during the six months ended June 30, 2012 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2012	172,772	$8.96
Granted	91,269	9.50
Vested	(20,552)	6.82
Forfeited	(1,050)	9.34

Outstanding, June 30, 2012	242,439	$9.34

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	June 30, 2012			June 30, 2011
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$1,314	($491)	$823	$3,503	($1,275)	$2,228
Less reclassification adjustment for net gains arising during the period	241	(85)	156	444	(154)	290

Net unrealized gains	$1,073	($406)	$667	$3,059	($1,121)	$1,938
Change in minimum pension liability	7	(2)	5	8	(2)	6

Other comprehensive income, net	$1,080	($408)	$672	$3,067	($1,123)	$1,944

For the six months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$1,508	($554)	$954	$4,867	($1,763)	$3,104
Less reclassification adjustment for net gains arising during the period	273	(96)	177	444	(154)	290

Net unrealized gains	$1,235	($458)	$777	$4,423	($1,609)	$2,814
Change in minimum pension liability	15	(5)	10	15	(5)	10

Other comprehensive income, net	$1,250	($463)	$787	$4,438	($1,614)	$2,824

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the six months ended June 30,
	2012	2011
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$2,962	$3,921
Cash paid during the period for interest	8,679	10,529
Transfer of loans and leases into other repossessed assets and other real estate owned	531	1,223
Transfer of leases held for sale to leases held for investment	—	1,517

Note 5. Earnings Per Share

All weighted average, actual share and per share information set forth in this quarterly report on Form 10-Q for the six months ended June 30, 2012 and 2011 have been adjusted retroactively for the effects of the stock dividend distributed on April 16, 2012. The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share data)	2012	2011	2012	2011

Net income available to common shareholders	$5,453	$4,564	$9,804	$8,049
Less: earnings allocated to participating securities	49	33	85	58

Net income allocated to common shareholders	$5,404	$4,531	$9,719	$7,991

Weighted average number of common shares outstanding - basic (1)	26,737	26,555	26,719	26,533
Share-based plans (1)	63	199	55	165

Weighted average number of common shares - diluted (1)	26,800	26,754	26,774	26,698

Basic earnings per share	$0.20	$0.17	$0.36	$0.30

Diluted earnings per share	$0.20	$0.17	$0.36	$0.30

(1)	Adjusted for 5% stock dividend distributed April 16, 2012 to shareholders of record on March 30, 2012.

Options to purchase 570,914 shares of common stock at a weighted average price of $12.79 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended June 30, 2012 because the exercise price was greater than the average market price. Options to purchase 665,588 shares of common stock at a weighted average price of $12.69 per share were not included in the computation of diluted earnings per share for the quarter ended June 30, 2011 because the exercise price was greater than the average market price.

Options to purchase 570,914 shares of common stock at a weighted average price of $12.79 per share were outstanding and were not included in the computation of diluted earnings per share for the six months ended June 30, 2012 because the exercise price was greater than the average market price. Options to purchase 665,588 shares of common stock at a weighted average price of $12.69 per share and 82,721 shares of restricted stock at a weighted average price of $9.41 per share were outstanding and were not included in the computation of diluted earnings per share for the six months ended June 30, 2011 because the exercise price and the grant-date price, respectively, were greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	June 30, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$37,235	$178	$(1)	$37,412	$43,463	$140	$—	$43,603
Mortgage-backed securities	306,434	5,340	(243)	311,531	344,938	5,014	(428)	349,524
Obligations of states and political subdivisions	34,118	1,723	(52)	35,789	34,102	1,875	(9)	35,968
Other debt securities	17,596	36	(791)	16,841	20,965	72	(1,320)	19,717
Equity securities	14,766	670	(25)	15,411	14,543	306	(50)	14,799

	$410,149	$7,947	$(1,112)	$416,984	$458,011	$7,407	$(1,807)	$463,611

HELD TO MATURITY	June 30, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agencies	$9,998	$225	$—	$10,223	$9,005	$134	$—	$9,139
Mortgage-backed securities	41,482	1,348	—	42,830	20,577	1,148	(1)	21,724
Obligations of states and political subdivisions	38,314	1,132	(46)	39,400	40,559	1,305	(9)	41,855
Other debt securities	1,554	122	—	1,676	1,559	72	(75)	1,556

	$91,348	$2,827	$(46)	$94,129	$71,700	$2,659	$(85)	$74,274

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	June 30, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$5,136	$5,164	$15,148	$15,208
Due after one year through five years	40,813	40,879	12,756	13,401
Due after five years through ten years	39,276	40,504	18,575	19,323
Due after ten years	3,724	3,495	3,387	3,367

	88,949	90,042	49,866	51,299
Mortgage-backed securities	306,434	311,531	41,482	42,830
Equity securities	14,766	15,411	—	—

Total securities	$410,149	$416,984	$91,348	$94,129

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sale proceeds	$37,178	$39,928	$53,718	$39,928
Gross gains	485	500	584	500
Gross losses	(244)	(56)	(311)	(56)
Other than temporary impairment	—	—	—	—

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $314.4 million and $343.7 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

June 30, 2012	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
AVAILABLE FOR SALE

U.S. government agencies	$4,998	$1	$—	$—	1	$4,998	$1
Mortgage-backed securities	32,577	235	3,842	8	11	36,419	243
Obligations of states and political subdivisions	2,215	52	—	—	6	2,215	52
Other debt securities	6,053	64	5,257	727	5	11,310	791
Equity securities	4,604	25	—	—	2	4,604	25

	$50,447	$377	$9,099	$735	25	$59,546	$1,112

HELD TO MATURITY

Obligations of states and political subdivisions	$3,011	$40	$395	$6	10	$3,406	$46

	$3,011	$40	$395	$6	10	$3,406	$46

December 31, 2011	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
AVAILABLE FOR SALE

U.S. government agencies	$—	$—	$—	$—	—	$—	$—
Mortgage-backed securities	81,067	398	9,201	30	23	90,268	428
Obligations of states and political subdivisions	2,171	9	20	—	5	2,191	9
Other debt securities	467	12	5,645	1,308	4	6,112	1,320
Equity securities	5,043	50	—	—	4	5,043	50

	$88,748	$469	$14,866	$1,338	36	$103,614	$1,807

HELD TO MATURITY

Mortgage-backed securities	$1,513	$1	$—	$—	1	$1,513	$1
Obligations of states and political subdivisions	790	2	395	7	4	1,185	9
Other debt securities	957	75	—	—	2	957	75

	$3,260	$78	$395	$7	7	$3,655	$85

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

As of June 30, 2012, equity securities included $13.0 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2012, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.1 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of June 30, 2012, the amortized cost of these securities was $9.9 million and the fair value was $10.1 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 7. Loans and Leases.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Commercial, secured by real estate	$1,060,575	$1,012,982
Commercial, industrial and other	216,406	209,915
Leases	25,603	28,879
Real estate-residential mortgage	421,338	406,222
Real estate-construction	56,151	79,138
Home equity and consumer	308,622	304,190

Total loans	2,088,695	2,041,326

Plus: deferred costs, net of fees	89	249

Loans, net of deferred costs	$2,088,784	$2,041,575

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

(in thousands)	June 30, 2012	December 31, 2011

Commercial, secured by real estate	$9,304	$16,578
Commercial, industrial and other	1,650	4,608
Leases	536	575
Real estate - residential mortgage	10,197	11,610
Real estate - construction	9,539	12,393
Home equity and consumer	2,818	3,252

Total non-accrual loans and leases	$34,044	$49,016
Other real estate and other repossessed assets	1,250	1,182

TOTAL NON-PERFORMING ASSETS	$35,294	$50,198

Troubled debt restructurings, still accruing	$10,776	$8,856

Non-accrual loans included $3.4 million and $4.6 million of troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively.

An age analysis of past due loans, segregated by class of loans as of June 30, 2012 and December 31, 2011, are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
June 30, 2012

Commercial, secured by real estate	$4,499	$3,120	$9,702	$17,321	$1,043,254	$1,060,575	$398
Commercial, industrial and other	127	92	1,650	1,869	214,537	216,406	—
Leases	84	29	536	649	24,954	25,603	—
Real estate - residential mortgage	1,924	760	11,212	13,896	407,442	421,338	1,015
Real estate - construction	—	—	9,539	9,539	46,612	56,151	—
Home equity and consumer	2,017	647	2,971	5,635	302,987	308,622	153

	$8,651	$4,648	$35,610	$48,909	$2,039,786	$2,088,695	$1,566

December 31, 2011

Commercial, secured by real estate	$3,638	$1,731	$16,578	$21,947	$991,035	$1,012,982	$—
Commercial, industrial and other	512	49	4,608	5,169	204,746	209,915	—
Leases	397	164	575	1,136	27,743	28,879	—
Real estate - residential mortgage	3,059	1,235	12,818	17,112	389,110	406,222	1,208
Real estate - construction	—	—	12,393	12,393	66,745	79,138	—
Home equity and consumer	2,350	448	3,411	6,209	297,981	304,190	159

	$9,956	$3,627	$50,383	$63,966	$1,977,360	$2,041,326	$1,367

Impaired Loans

Impaired loans as of June 30, 2012, June 30, 2011 and December 31, 2011 are as follows:

June 30, 2012	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$13,510	$17,191	$—	$186	$18,253
Commercial, industrial and other	5,274	5,317	—	18	4,029
Leases	—	—	—	—	—
Real estate - residential mortgage	375	415	—	6	388
Real estate - construction	9,294	14,017	—	—	10,895
Home equity and consumer	350	350	—	—	331

Loans with specific allowance:
Commercial, secured by real estate	2,876	4,144	288	25	3,804
Commercial, industrial and other	591	709	265	—	434
Leases	—	—	—	—	—
Real estate-residential mortgage	329	412	49	4	424
Real estate-construction	245	911	25	—	296
Home equity and consumer	953	953	143	23	953

Total:
Commercial, secured by real estate	$16,386	$21,335	$288	$211	$22,057
Commercial, industrial and other	5,865	6,026	265	18	4,463
Leases	—	—	—	—	—
Real estate - residential mortgage	704	827	49	10	812
Real estate - construction	9,539	14,928	25	—	11,191
Home equity and consumer	1,303	1,303	143	23	1,284

	$33,797	$44,419	$770	$262	$39,807

June 30, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$18,216	$22,817	$—	$145	$14,431
Commercial, industrial and other	5,922	8,185	—	—	1,003
Leases	—	—	—	—	—
Real estate - residential mortgage	415	415	—	13	569
Real estate - construction	11,829	15,329	—	14	10,513
Home equity and consumer	—	—	—	7	340

Loans with specific allowance:
Commercial, secured by real estate	3,339	5,366	334	3	3,678
Commercial, industrial and other	444	568	89	2	327
Leases	—	—	—	—	—
Real estate-residential mortgage	396	396	59	11	396
Real estate-construction	36	100	4	—	36
Home equity and consumer	787	787	44	16	787

Total:
Commercial, secured by real estate	$21,555	$28,183	$334	$148	$18,109
Commercial, industrial and other	6,366	8,753	89	2	1,330
Leases	—	—	—	—	—
Real estate - residential mortgage	811	811	59	24	965
Real estate - construction	11,865	15,429	4	14	10,549
Home equity and consumer	787	787	44	23	1,127

	$41,384	$53,963	$530	$211	$32,080

December 31, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$19,648	$24,922	$—	$332	$14,792
Commercial, industrial and other	4,074	8,155	—	—	3,445
Leases	—	—	—	—	—
Real estate - residential mortgage	415	415	—	29	542
Real estate - construction	12,400	16,353	—	14	11,231
Home equity and consumer	400	485	—	1	14

Loans with specific allowance:
Commercial, secured by real estate	3,920	6,421	392	18	6,209
Commercial, industrial and other	534	647	172	—	768
Leases	—	—	—	—	—
Real estate-residential mortgage	561	570	75	19	332
Real estate-construction	244	518	24	—	333
Home equity and consumer	949	963	142	34	800

Total:
Commercial, secured by real estate	$23,568	$31,343	$392	$350	$21,001
Commercial, industrial and other	4,608	8,802	172	—	4,213
Leases	—	—	—	—	—
Real estate - residential mortgage	976	985	75	48	874
Real estate - construction	12,644	16,871	24	14	11,564
Home equity and consumer	1,349	1,448	142	35	814

	$43,145	$59,449	$805	$447	$38,466

Interest that would have been accrued on impaired loans and leases during the first six months of 2012 and 2011 had the loans been performing under original terms would have been $1.6 million and $1.4 million, respectively. Interest that would have accrued for the year ended December 31, 2011 was $2.9 million.

Credit Quality Indicators

The classes of loans are determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, department heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s commercial loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows the Company’s commercial loan portfolio as of June 30, 2012 and December 31, 2011, by the risk ratings discussed above (in thousands):

June 30, 2012	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$—	$—
2	—	11,455	—
3	39,614	17,869	—
4	304,856	59,852	10,444
5	627,905	95,030	28,518
5W - Watch	19,865	4,985	199
6 - Other Assets Especially Mentioned	26,776	8,221	6,669
7 - Substandard	41,388	18,994	10,076
8 - Doubtful	171	—	245
9 - Loss	—	—	—

Total	$1,060,575	$216,406	$56,151

December 31, 2011	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$—	$—
2	—	11,323	—
3	26,085	17,658	11,175
4	301,490	48,835	14,185
5	575,061	95,040	36,088
5W - Watch	31,648	9,346	198
6 - Other Assets Especially Mentioned	30,666	11,708	2,315
7 - Substandard	47,861	16,005	14,866
8 - Doubtful	171	—	311
9 - Loss	—	—	—

Total	$1,012,982	$209,915	$79,138

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment performance status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the six months ended June 30, 2012 and the year ended December 31, 2011:

Six Months ended June 30, 2012 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416
Charge-offs	(4,866)	(555)	(353)	(510)	(1,707)	(1,331)	($9,322)
Recoveries	58	327	414	5	26	186	$1,016
Provision	5,666	312	(482)	767	1,121	1,049	$8,433

Ending Balance	$17,476	$3,561	$267	$3,339	$864	$3,036	$28,543

Ending Balance: Individually evaluated for impairment	$288	$265	$—	$49	$25	$143	$770
Ending Balance: Collectively evaluated for impairment	17,188	3,296	267	3,290	839	2,893	$27,773

Ending Balance	$17,476	$3,561	$267	$3,339	$864	$3,036	$28,543

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$16,386	$5,865	$—	$704	$9,539	$1,303	$33,797
Ending Balance: Collectively evaluated for impairment	1,044,189	210,541	25,603	420,634	46,612	307,319	$2,054,898

Ending Balance (1)	$1,060,575	$216,406	$25,603	$421,338	$56,151	$308,622	$2,088,695

(1)	Excludes deferred costs

Year ended December 31, 2011 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331
Charge-offs	(5,352)	(5,249)	(2,858)	(1,772)	(3,636)	(3,010)	($21,877)
Recoveries	2,084	439	1,206	32	67	318	$4,146
Provision	8,520	3,174	(1,137)	2,189	2,817	3,253	$18,816

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Ending Balance: Individually evaluated for impairment	$392	$172	$—	$75	$24	$142	$805
Ending Balance: Collectively evaluated for impairment	16,226	3,305	688	3,002	1,400	2,990	$27,611

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$23,568	$4,608	$—	$976	$12,644	$1,349	$43,145
Ending Balance: Collectively evaluated for impairment	989,414	205,307	28,879	405,246	66,494	302,841	$1,998,181

Ending Balance(1)	$1,012,982	$209,915	$28,879	$406,222	$79,138	$304,190	$2,041,326

(1)	Excludes deferred costs

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $1,082,000 and $1,015,000 at June 30, 2012 and December 31, 2011, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

Troubled Debt Restructurings

Troubled debt restructurings are those loans where concessions have been made due to borrowers’ financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate of a new loan with similar risk. The Company considers the potential losses on these loans as well as the remainder of its impaired loans while considering the adequacy of the allowance for loan and lease losses.

The following table summarizes loans that have been restructured during the three months ended June 30, 2012 and 2011:

	For the three months ended			For the three months ended
	June 30, 2012			June 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	2	474	441	1	820	820
Commercial, industrial and other	2	4,175	4,165	—	—	—
Leases	—	—	—	—	—	—
Real estate - residential mortgage	—	—	—	1	415	415
Real estate - construction	—	—	—	—	—	—
Home equity and consumer	—	—	—	—	—	—

	4	$4,649	$4,606	2	$1,235	$1,235

The following table summarizes loans that have been restructured during the six months ended June 30, 2012 and 2011:

	For the six months ended			For the six months ended
	June 30, 2012			June 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	5	$1,003	$969	2	$1,416	$1,416
Commercial, industrial and other	2	4,175	4,165	—	—	—
Leases	—	—	—	—	—	—
Real estate - residential mortgage	—	—	—	1	415	415
Real estate - construction	—	—	—	—	—	—
Home equity and consumer	—	—	—	—	—	—

	7	$5,178	$5,134	3	$1,831	$1,831

The following table summarizes as of June 30, 2012, loans that were restructured within the last 12 months that have subsequently defaulted:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	2	$263
Commercial, industrial and other	1	32
Leases	—	—
Real estate - residential mortgage	—	—
Real estate - construction	—	—
Home equity and consumer	1	166

	4	$461

Leases

Lakeland had no leases held for sale as of June 30, 2012 and December 31, 2011. The following table shows the components of gains on leasing related assets for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gains on sales of leases	$—	$—	$—	$143
Realized gains on paid off leases	116	317	273	556
Gains (losses) on other repossessed assets	3	(87)	30	(6)

Total gains on leasing related assets	$119	$230	$303	$693

Other Real Estate and Other Repossessed Assets

At June 30, 2012, the Company had other repossessed assets and other real estate owned of $155,000 and $1.1 million, respectively. At December 31, 2011, the Company had other repossessed assets and other real estate owned of $236,000 and $946,000, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Interest cost	$21	$24	$43	$48
Expected return on plan assets	(19)	(22)	(38)	(44)
Amortization of unrecognized net actuarial loss	18	12	36	24

Net periodic benefit expense	$20	$14	$41	$28

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$7	$6	$15	$12
Interest cost	10	12	20	24
Amortization of prior service cost	4	4	7	8
Amortization of unrecognized net actuarial loss	3	2	6	4

Net periodic benefit expense	$24	$24	$48	$48

The Company made contributions of $88,000 to the plan during each of the six months ended June 30, 2012 and 2011, respectively. The Company does not expect to make any more contributions for the remainder of 2012.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of June 30, 2012 or December 31, 2011. During the six months ended June 30, 2012, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Investment securities, available for sale
US government agencies	$—	$37,412	$—	$37,412
Mortgage backed securities	—	311,531	—	311,531
Obligations of states and political subdivisions	—	35,789	—	35,789
Corporate debt securities	—	16,841	—	16,841
Equity securities	2,004	13,407	—	15,411

Total securities available for sale	$2,004	$414,980	$—	$416,984

December 31, 2011
Assets:
Investment securities, available for sale
US government agencies	$—	$43,603	$—	$43,603
Mortgage backed securities	—	349,524	—	349,524
Obligations of states and political subdivisions	—	35,968	—	35,968
Corporate debt securities	—	19,717	—	19,717
Equity securities	1,732	13,067	—	14,799

Total securities available for sale	$1,732	$461,879	$—	$463,611

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$33,797	$33,797
Other real estate owned and other repossessed assets	—	—	1,250	1,250

December 31, 2011
Assets:
Impaired Loans and Leases	—	—	$43,145	$43,145
Other real estate owned and other repossessed assets	—	—	1,182	1,182

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Because most of Lakeland’s impaired loans are collateral dependant, fair value is generally measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 5-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through a recognized valuation resource.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2012 and December 31, 2011 are outlined below.

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

Federal Home Loan Bank of New York (FHLB) stock is an equity interest that can be sold to the issuing FHLB, to other FHLBs, or to other member banks at its par value. Because ownership of these securities is restricted, they do not have a readily determinable fair value. As such, the Company’s FHLB Stock is recorded at cost or par value and is evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value. The Company’s evaluation primarily includes an evaluation of liquidity, capitalization, operating performance, commitments, and regulatory or legislative events.

The net loan portfolio at June 30, 2012 and December 31, 2011 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

For fixed maturity certificates of deposit, fair value was estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

The fair value of long-term debt is based upon the discounted value of contractual cash flows. The Company estimates the discount rate using the rates currently offered for similar borrowing arrangements. The fair value of subordinated debentures at June 30, 2012 is based on bid/ask prices from brokers for similar types of instruments based on updated accounting guidance on fair value measurement. As of December 31, 2011, the fair value of the subordinated debentures was based on discounted cash flows using discount rates currently offered for similar borrowing arrangements.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011:

June 30, 2012	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments - Assets
Investment securities held to maturity	$91,348	$94,129	$—	$94,129	$—
Federal Home Loan Bank Stock	8,100	8,100	—	8,100	—
Loans and leases	2,088,784	2,095,450	—	—	2,095,450

Financial Instruments - Liabilities
Certificates of Deposit	327,040	329,107	—	329,107	—
Other borrowings	145,000	153,347	—	153,347	—
Subordinated debentures	77,322	44,950	—	—	44,950
Commitments:
Standby letters of credit	—	17	—	—	17

December 31, 2011
Financial Assets:
Investment securities held to maturity	$71,700	$74,274	$—	$74,274	$—
Federal Home Loan Bank Stock	8,333	8,333	—	8,333	—
Loans and leases	2,041,575	2,055,448	—	—	2,055,448

Financial Liabilities:
Certificates of Deposit	359,552	362,408	—	362,408	—
Other borrowings	155,000	165,821	—	165,821	—
Subordinated debentures	77,322	77,973	—	—	77,973
Commitments:
Standby letters of credit	—	71	—	—	71

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

On February 29, 2012, the Company repurchased the outstanding common stock warrant previously issued to the treasury for the purchase of 1,046,901 shares of its common stock at an exercise price of $8.46 per share, for $2.8 million, completing the Company’s participation in the Treasury’s CPP. Upon repurchase, the common stock warrant had a carrying value of $3.3 million. The repurchase price of $2.8 million was recorded as a reduction to common stock on the statement of changes in stockholders’ equity.

Note 12. Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance regarding the reconsideration of effective control for repurchase agreements. This guidance modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. This guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. This guidance does not change the other existing criteria used in the assessment of effective control. The Company adopted the provisions of this guidance prospectively for transactions or modifications of existing transactions that occurred on or after January 1, 2012. As the Company accounted for all of its repurchase agreements as collateralized financing arrangements prior to the adoption of this guidance, the adoption had no impact on the Company’s consolidated financial statements.

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

PART I - ITEM 2

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

Management Overview

The quarter and six months ended June 30, 2012, represented a period of earnings improvement for the Company. As discussed in this management discussion and analysis:

•

Net income available to common shareholders increased $889,000 or 19% from the second quarter of 2011 to the same period in 2012. Net income available to common shareholders increased $1.8 million or 22% from the first six months of 2011 to the first six months of 2012.

•	Non-performing assets declined for the third consecutive quarter. Non-performing assets have declined $14.9 million or 30% from $50.2 million reported at year end.

•	As a result of improving loan quality, the provision for loan and lease losses was reduced from $5.4 million in the second quarter of 2011 to $3.9 million in 2012.

•

The Company redeemed its remaining 19,000 shares of its Fixed Rate Cumulative Preferred Stock, Series A originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program (“CPP”). As a result of CPP repayments, dividends on preferred stock and accretion of the preferred stock discount declined from $1.6 million in the first six months of 2011 to $620,000 in 2012. In 2012, the Company also repurchased the outstanding common stock warrant previously issued to the Treasury for the purchase of 1,046,901 shares of its common stock, for $2.8 million, completing the Company’s participation in the Treasury’s CPP.

•

The Company continues to experience downward pressure on its net interest margin from the continuing low rate environment. The net interest margin declined from 3.90% in the second quarter of 2011 to 3.70% in the second quarter of 2012.

•	Management continues to manage expenses in an effort to offset its lower net interest margins.

Results of Operations

(Second Quarter 2012 Compared to Second Quarter 2011)

Net Income

Net income for the second quarter of 2012 was $5.5 million, compared to net income of $4.9 million for the same period in 2011. Net income available to common shareholders was $5.5 million compared to net income of $4.6 million for the second quarter of 2011. Diluted earnings per share was $0.20 for the second quarter of 2012, compared to diluted earnings per share of $0.17 for the same period last year. The increase in net income was primarily a result of a $1.5 million reduction in the provision for loan and lease losses, which totaled $3.9 million in the second quarter of 2012. Net interest income declined $673,000 from the second quarter of 2011 to the second quarter of 2012 due to the continuing low rate environment. This decline was partially offset by declines in non-interest expense and dividends on preferred stock and accretion during that same time period.

Net Interest Income

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. The Company’s net interest income is determined by: (i) the volume of interest-earning assets that it holds and the yields that it earns on those assets, and (ii) the volume of interest-bearing liabilities that it has assumed and the rates that it pays on those liabilities. Net interest income increases when the Company can use noninterest-bearing deposits to fund or support interest-earning assets. The Company’s net interest income is influenced by the current low interest rate environment. For information on how interest rate change can influence the Company’s net interest income, and how the Company manages it net interest income, please see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of this Quarterly Report on Form 10-Q. The Company’s net interest margin can also be impacted by its level of non-performing loans. If non-performing loans decline, this could increase the net interest margin.

Net interest income on a tax equivalent basis for the second quarter of 2012 was $24.0 million, compared to $24.7 million earned in the second quarter of 2011. The net interest margin decreased from 3.90% in the second quarter of 2011 to 3.70% in the second quarter of 2012, primarily as a result of a 36 basis point decline in the yield on interest-earning assets, which was partially offset by a 19 basis point reduction in the cost of interest-bearing liabilities. The net interest margin would have been 3.81% and 4.01% for the second quarter of 2012 and 2011, respectively, had the Company’s non-performing loans performed in accordance with their terms. The net interest spread, as a result of the low rate environment, declined 18 basis points to 3.54%. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $62.6 million. Also mitigating the decline in the net interest margin was a change in mix in interest-bearing deposits from time deposits to lower interest-bearing transaction accounts. The components of net interest income will be discussed in greater detail below.

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

	For the three months ended, June 30, 2012			For the three months ended, June 30, 2011
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,077,813	$25,272	4.89%	$1,983,253	$26,120	5.28%
Taxable investment securities and other	434,826	2,207	2.03%	459,887	2,962	2.58%
Tax-exempt securities	68,105	697	4.09%	71,158	780	4.38%
Federal funds sold (B)	24,550	6	0.10%	28,053	11	0.17%

Total interest-earning assets	2,605,294	28,182	4.35%	2,542,351	29,873	4.71%

Noninterest-earning assets:
Allowance for loan and lease losses	(29,561)			(29,371)
Other assets	245,056			249,044

TOTAL ASSETS	$2,820,789			$2,762,024

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$352,095	$92	0.11%	$333,036	$130	0.16%
Interest-bearing transaction accounts	1,141,263	1,242	0.44%	1,074,620	1,464	0.55%
Time deposits	332,669	805	0.97%	411,216	1,213	1.18%
Borrowings	262,035	2,051	3.13%	271,367	2,372	3.50%

Total interest-bearing liabilities	2,088,062	4,190	0.80%	2,090,239	5,179	0.99%

Noninterest-bearing liabilities:
Demand deposits	473,853			411,212
Other liabilities	13,621			12,118
Stockholders’ equity	245,253			248,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,820,789			$2,762,024

Net interest income/spread		23,992	3.54%		24,694	3.72%
Tax equivalent basis adjustment		244			273

NET INTEREST INCOME		$23,748			$24,421

Net interest margin (C)			3.70%			3.90%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $29.9 million in the second quarter of 2011 to $28.2 million in the second quarter of 2012, a decrease of $1.7 million, or 6%. The decrease in interest income was due primarily to a 36 basis point decrease in the yield on interest earning assets, as a result of loans being refinanced at lower rates and lower yields on new loans and investments. The yield on average loans and leases at 4.89% in the second quarter of 2012 was 39 basis points lower than the second quarter of 2011. The yield on average taxable and tax exempt investment securities decreased by 55 basis points and 29 basis points, respectively, compared to the second quarter of 2011. Average loans and leases at $2.08 billion increased $94.6 million from the second quarter of 2011, while average investment securities at $502.9 million decreased $28.1 million.

Total interest expense decreased from $5.2 million in the second quarter of 2011 to $4.2 million in the second quarter of 2012, a decrease of $989,000, or 19%. The cost of average interest-bearing liabilities decreased from 0.99% in the second quarter of 2011 to 0.80% in 2012. The decrease in yield was due to the continuing low rate environment along with a $78.5 million reduction in higher yielding time deposits as customers preferred to keep their deposits in short-term transaction accounts. Average savings and interest-bearing transaction accounts increased by $19.1 million and $66.6 million, respectively, from the second quarter of 2011 to the second quarter of 2012. Average rates paid on interest-bearing liabilities declined in all categories.

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

In the second quarter of 2012, a $3.9 million provision for loan and lease losses was recorded, which was $1.5 million lower than the provision for the same period last year. During the second quarter of 2012, the Company charged off loans and leases of $4.3 million and recovered $281,000 in previously charged off loans and leases compared to $6.9 million and $1.6 million, respectively, during the same period in 2011. The lower provision resulted from a decline in non-performing assets and from lower charge-offs during the quarter. During the second quarter of 2012, the Company sold a group of primarily non-performing loans with a net book value of $4.5 million and recorded a charge-off of $1.9 million. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $61,000, or 1%, to $4.8 million in the second quarter of 2012 compared to the second quarter of 2011. Service charges on deposit accounts at $2.7 million increased $139,000, or 5%, due primarily to the implementation of a new demand deposit pricing structure in the second quarter of 2012. Commissions and fees totaled $1.3 million in the second quarter of 2012 and were $219,000 or 21% higher than the same period last year due primarily to increases in loan fees and investment commission income. Gains on sales of investment securities and gains on leasing related assets decreased $203,000 and $111,000, respectively from the second quarter of 2011 to the second quarter of 2012. The decline in gains on leasing related assets reflects the reduction in the leasing portfolio. Income on bank owned life insurance at $339,000 decreased $20,000 from the second quarter of 2011 due to a decline in rates for the underlying policies.

Noninterest Expense

Noninterest expense totaling $16.5 million decreased $262,000 in the second quarter of 2012 from the second quarter of 2011. Furniture and equipment expense at $1.1 million in the second quarter of 2012 decreased $86,000 from the same period last year due primarily to a reduction in equipment service contract expense. Stationery, supplies and postage at $355,000 in the second quarter decreased $40,000 primarily as a result of a reduction in direct mailings. Marketing expense totaling $458,000 decreased $161,000 compared to the second quarter of 2011 primarily due to the timing of marketing campaigns. During the third quarter of 2011 the Company completed its core deposit intangible amortization, which resulted in a $266,000 decrease in that category in the second quarter of 2012 compared to the same period in 2011. Collection expense at $34,000 and legal expense at $346,000 decreased $26,000 and $65,000, respectively, primarily a result of reduced loan work out expenses. Other real estate and repossessed asset expense at $38,000 decreased $162,000. Other expenses at $2.4 million in the second quarter of 2012 increased $193,000 compared to the second quarter of 2011 due primarily to an increase in consulting expenses, resulting from the implementation of various revenue enhancement projects. The Company’s efficiency ratio, a non-GAAP financial measure, was 57.2% in the second quarter of 2012, compared to 56.1% for the same period last year as a result of a decline in revenue, offset by continued management of expenses. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the three months ended June 30,
	2012	2011
	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$16,470	$16,732
Less:
Amortization of core deposit intangibles	—	(266)
Other real estate owned and other repossessed asset expense	(38)	(200)
Provision for unfunded lending commitments	(122)	(17)

Noninterest expense, as adjusted	$16,310	$16,249

Net interest income	$23,748	$24,421
Noninterest income	4,771	4,710

Total revenue	28,519	29,131
Plus: Tax-equivalent adjustment on municipal securities	244	273
Less: gains on investment securities	(241)	(444)

Total revenue, as adjusted	$28,522	$28,960

Efficiency ratio	57.18%	56.11%

Income Tax Expense

The effective tax rate increased from 30.5% in the second quarter of 2011 to 33.3% in the second quarter of 2012 as a result of increased earnings and because of a reduction of tax advantaged items as a percent of pre-tax income. Tax advantaged items include interest income on tax-exempt securities and income on bank owned life insurance. Also impacting the tax provision was an increase in management’s estimate of earnings for 2012 resulting from improved asset quality.

(Year to Date 2012 Compared to Year to Date 2011)

Net Income

Net income for the first half of 2012 was $10.4 million, compared to net income of $9.6 million for the same period in 2011. Net income available to common shareholders was $9.8 million compared to net income of $8.0 million for the same period last year. Diluted earnings per share was $0.36 for the first half of 2012, compared to diluted earnings per share of $0.30 for the same period last year. Dividends on preferred stock and accretion decreased to $620,000 in the first six months of 2012 from $1.6 million for the same period last year. The lower dividends and accretion reflect repayments to the U.S. Department of the Treasury to repurchase preferred stock under the CPP. During the first half of 2012 the Company repaid the remaining $19.0 million in preferred stock to the U.S. Department of the Treasury, resulting in a non cash charge of $501,000, reflecting the acceleration of the preferred stock discount accretion. During the first half of 2011 the Company incurred a similar charge of $745,000, as $20.0 million in repayments to repurchase preferred stock were made during that period.

Net Interest Income

Net interest income on a tax equivalent basis for the first half of 2012 was $48.2 million, compared to $49.5 million earned in the first half of 2011. The net interest margin decreased from 3.90% in the first half of 2011 to 3.73% in the first half of 2012, primarily as a result of a 33 basis point decline in the yield on interest-earning assets, which was partially offset by a 18 basis point reduction in the cost of interest-bearing liabilities. The net interest margin would have been 3.83% and 4.00% for the first half of 2012 and 2011, respectively, had the Company’s non-performing loans performed in accordance with their terms. The net interest spread as a result of the low rate environment declined 16 basis points to 3.57%. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $55.3 million. Also mitigating the decline in the net interest margin was a change in mix in interest-bearing deposits from time deposits to lower interest-bearing transaction accounts. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the six months ended, June 30, 2012			For the six months ended, June 30, 2011
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$2,063,953	$50,730	4.94%	$1,991,609	$52,785	5.34%
Taxable investment securities and other	441,039	4,547	2.06%	468,241	5,675	2.42%
Tax-exempt securities	70,446	1,451	4.12%	69,386	1,548	4.46%
Federal funds sold (B)	24,281	12	0.10%	30,461	23	0.15%

Total interest-earning assets	2,599,719	56,740	4.39%	2,559,697	60,031	4.72%

Noninterest-earning assets:
Allowance for loan and lease losses	(29,362)			(29,124)
Other assets	243,136			248,813

TOTAL ASSETS	$2,813,493			$2,779,386

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$345,158	$182	0.11%	$327,660	$256	0.16%
Interest-bearing transaction accounts	1,139,163	2,515	0.44%	1,084,070	2,969	0.55%
Time deposits	341,806	1,698	0.99%	412,342	2,513	1.22%
Borrowings	264,600	4,143	3.13%	282,674	4,746	3.36%

Total interest-bearing liabilities	2,090,727	8,538	0.82%	2,106,746	10,484	1.00%

Noninterest-bearing liabilities:
Demand deposits	461,407			406,080
Other liabilities	13,395			12,291
Stockholders’ equity	247,964			254,269

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,813,493			$2,779,386

Net interest income/spread		48,202	3.57%		49,547	3.73%
Tax equivalent basis adjustment		508			542

NET INTEREST INCOME		$47,694			$49,005

Net interest margin (C)			3.73%			3.90%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $60.0 million in the first half of 2011 to $56.7 million in the first half of 2012, a decrease of $3.3 million, or 5%. The decrease in interest income was due primarily to a 33 basis point decrease in the yield on interest earning assets for the same reasons discussed in the quarterly analysis. The yield on average loans and leases at 4.94% in the first half of 2012 was 40 basis points lower than the first half of 2011. The yield on average taxable and tax exempt investment securities decreased by 36 basis points and 34 basis points, respectively, compared to the first half of 2011. Average loans and leases at $2.06 billion increased $72.3 million from the first half of 2011, while average investment securities at $511.5 million decreased $26.1 million.

Total interest expense decreased from $10.5 million in the first half of 2011 to $8.5 million in the first half of 2012, a decrease of $1.9 million, or 19%. The cost of average interest-bearing liabilities decreased from 1.00% in the first half of

2011 to 0.82% in 2012 for the same reasons discussed in the quarterly analysis. Average savings and interest-bearing transaction accounts increased by $17.5 million and $55.1 million, respectively, from the first half of 2011 to the first half of 2012, while average time deposits decreased $70.5 million. Average rates paid on interest-bearing liabilities declined in all categories.

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

In the first half of 2012, an $8.4 million provision for loan and lease losses was recorded, which was $1.9 million lower than the provision for the same period last year. During the first half of 2012, the Company charged off loans and leases of $9.3 million and recovered $1.0 million in previously charged off loans and leases compared to $12.6 million and $3.1 million, respectively, during the same period in 2011. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income decreased $112,000, or 1%, to $8.8 million in the first half of 2012 compared to the first half of 2011. Commissions and fees totaled $2.2 million in the first half of 2012 and were $367,000 or 20% higher than the same period last year due to the same reasons discussed in the quarterly comparison. Gains on sales of investment securities and gains on leasing related assets decreased $171,000 and $390,000, respectively, from the first half 2011 to the first half of 2012 for the same reasons discussed in the quarterly comparison. Income on bank owned life insurance at $678,000 decreased $36,000 from the first half of 2011 due to the same reason discussed in the quarterly comparison.

Noninterest Expense

Noninterest expense totaling $32.7 million decreased $1.0 million in the first half of 2012 from the first half of 2011. Net occupancy expense at $3.3 million decreased $189,000 compared to the first half of 2011 due primarily to decreased snow removal costs resulting from the mild winter. Furniture and equipment expense at $2.2 million in the first half of 2012 decreased $167,000 from the same period last year due to the same reason discussed in the quarterly comparison. Stationery, supplies and postage at $691,000 in the first half of 2012 decreased $69,000 primarily for the same reason discussed in the quarterly comparison. Marketing expense and core deposit intangible amortization declined in the first half of 2012 from the first half of 2011 due to the same reasons discussed in the quarterly comparison. FDIC insurance expense at $1.1 million decreased $441,000 compared to the first half of 2011 primarily as a result of changes made by the FDIC in the method of calculating assessment rates. Collection expense at $173,000 and legal expense at $745,000 increased $48,000 and $39,000, respectively, while other real estate and repossessed asset expense at $76,000 decreased $396,000. The Company’s efficiency ratio, a non-GAAP financial measure, was 57.44% in the first half of 2012, compared to 56.41% for the same period last year as a result of the same reasons discussed in the quarterly comparison. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the six months ended June 30,
	2012	2011
	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$32,745	$33,758
Less:
Amortization of core deposit intangibles	—	(531)
Other real estate owned and other repossessed asset expense	(76)	(472)
Provision for unfunded lending commitments	(67)	(13)

Noninterest expense, as adjusted	$32,602	$32,742

Net interest income	$47,694	$49,005
Noninterest income	8,828	8,940

Total revenue	56,522	57,945
Plus: Tax-equivalent adjustment on municipal securities	508	542
Less: gains on investment securities	(273)	(444)

Total revenue, as adjusted	$56,757	$58,043

Efficiency ratio	57.44%	56.41%

Income Tax Expense

The effective tax rate increased from 30.5% in the first half of 2011 to 32.1% in the second half of 2012 for the same reasons discussed above in the quarterly comparison.

Financial Condition

The Company’s total assets increased $27.3 million from $2.83 billion at December 31, 2011, to $2.85 billion at June 30, 2012 due primarily to a $47.4 million increase in total loans. Total deposits increased $27.7 million, with non-interest-bearing transaction accounts increasing $24.7 million.

Loans and Leases

Gross loans and leases at $2.09 billion increased by $47.4 million from December 31, 2011. The increase in gross loans and leases is primarily due to commercial loans secured by real estate at $1.06 billion and residential mortgages at $421.3 million, an increase of $47.6 million and $15.1 million, respectively. These increases were partially offset by a $23.0 million decrease in real estate construction loans. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets decreased from $50.2 million, or 1.78% of total assets, on December 31, 2011 to $35.3 million, or 1.24% of total assets, on June 30, 2012. The majority of the decrease was in commercial loans secured by real estate, which decreased $7.3 million from December 31, 2011. Commercial, industrial and other, construction real estate and residential mortgages decreased $3.0 million, $2.9 million and $1.4 million, respectively. Commercial loan non-accruals at June 30, 2012 included 7 loan relationships with balances over $1.0 million, totaling $13.0 million, and 4 loan relationships between $500,000 and $1.0 million, totaling $3.0 million.

Loans and leases past due ninety days or more and still accruing at June 30, 2012 increased $199,000 to $1.6 million from December 31, 2011. Loans and leases past due 90 days or more and still accruing are those loans and leases that are considered both well-secured and in process of collection.

On June 30, 2012, the Company had $10.8 million in loans that were troubled debt restructurings and still accruing interest income compared to $8.9 million on December 31, 2011. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On June 30, 2012, the Company had $33.8 million in impaired loans and leases (consisting primarily of non-accrual and restructured loans and leases) compared to $43.1 million at year-end 2011. Impaired loans decreased from year-end 2011 primarily as a result of the decrease in non-accrual commercial loans secured by real estate. During the second quarter of 2012, the Company sold a group of primarily non-performing loans with a net book value of $4.5 million and recorded a charge-off of $1.9 million. For more information on impaired loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $770,000 has been allocated as a portion of the allowance for loan and lease losses for impairment at June 30, 2012. At June 30, 2012, the Company also had $42.3 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $41.7 million at December 31, 2011.

There were no loans and leases at June 30, 2012, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Six months ended June 30, 2012	Six months ended June 30, 2011	Year ended December 31, 2011

Balance of the allowance at the beginning of the year	$28,416	$27,331	$27,331

Loans and leases charged off:
Commercial, secured by real estate	4,866	3,445	5,352
Commercial, industrial and other	555	3,221	5,249
Leases	353	1,811	2,858
Real estate-mortgage	510	455	1,772
Real estate-construction	1,707	2,466	3,636
Home equity and consumer	1,331	1,154	3,010

Total loans charged off	9,322	12,552	21,877

Recoveries:
Commercial, secured by real estate	58	1,861	2,084
Commercial, industrial and other	327	139	439
Leases	414	870	1,206
Real estate-mortgage	5	31	32
Real estate-construction	26	—	67
Home equity and consumer	186	239	318

Total Recoveries	1,016	3,140	4,146

Net charge-offs:	8,306	9,412	17,731
Provision for loan and lease losses	8,433	10,333	18,816

Ending balance	$28,543	$28,252	$28,416

Ratio of annualized net charge-offs to average loans and leases outstanding	0.80%	0.95%	0.89%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.37%	1.42%	1.39%

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

While the overall balance of the allowance for loan losses remained substantially the same at June 30, 2012 as levels at December 31, 2011, the components of the allowance changed to reflect the changes both in the portfolios and in the levels of non-performing loans within the portfolio segments. The allowance for loan and leases losses for the leasing portfolio declined from $688,000 to $267,000 to reflect the continuing decline in the size of the portfolio and the decline in net charge-offs in that portfolio. The decline in the allowance for the real estate-construction segment reflected both a decline in non-performing loans from $12.4 million at year-end 2011 to $9.5 million at June 30, 2012 as well as a decline in the overall portfolio from $79.1 million at year-end 2011 to $56.2 million at June 30, 2012. The allowance for loan and lease losses increased for both the commercial loans secured by real estate, and the residential mortgages because those were the areas where the Company experienced the most growth and because of continuing economic pressures on the real estate market in the Northeast.

Non-performing loans and leases decreased from $49.0 million on December 31, 2011 to $34.0 million on June 30, 2012. The allowance for loan and lease losses as a percent of total loans was 1.37% of total loans on June 30, 2012, compared to 1.39% as of December 31, 2011. The allowance for loan and lease losses as a percent of non-performing loans increased from 58% as of December 31, 2011 to 84% as of June 30, 2012. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans and leases are adequate. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2012. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $535.3 million on December 31, 2011 to $508.3 million on June 30, 2012, a decrease of $27.0 million, or 5%.

Deposits

Total deposits increased from $2.25 billion on December 31, 2011 to $2.28 billion on June 30, 2012, an increase of $27.7 million, or 1%. Savings and interest-bearing transaction accounts totaling $1.48 billion increased $35.6 million from December 31, 2011, while time deposits totaling $327.0 million decreased $32.5 million. Noninterest bearing deposits increased $24.7 million, or 5%, to $474.2 million, resulting primarily from an increase in commercial noninterest bearing deposits.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $25.3 million in for the first six months of 2012 which was comparable to the same period in 2011.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first six months of 2012, Lakeland generated $27.7 million in deposit growth.

•	Sales of securities and overnight funds. At June 30, 2012, the Company had $417.0 million in securities designated “available for sale.”

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on June 30, 2012. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $47.0 million at June 30, 2012. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2012.

•

Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2012 follows.

Cash and cash equivalents totaling $76.7 million on June 30, 2012, increased $4.2 million from December 31, 2011. Operating activities provided $25.3 million in net cash. Investing activities used $35.2 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $14.0 million in net cash, reflecting a net increase of $27.7 million in deposits and a $20.8 million increase in federal funds purchased and securities sold under agreements to repurchase, partially offset by net repayments of $10.0 million in other borrowings and the redemption of $19.0 million in preferred stock. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2012. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$19,346	$2,102	$3,978	$3,003	$10,263
Benefit plan commitments	4,833	185	335	323	3,990
Remaining contractual maturities of time deposits	327,040	237,707	75,793	12,684	856
Subordinated debentures	77,322	—	—	—	77,322
Loan commitments	417,241	339,744	51,858	367	25,272
Long-term debt	145,000	50,000	40,000	20,000	35,000
Interest on long-term debt*	110,706	7,700	14,809	12,550	75,647
Standby letters of credit	9,652	7,806	1,651	115	80

Total	$1,111,140	$645,244	$188,424	$49,042	$228,430

*	Includes interest on long-term debt and subordinated debentures at a weighted rate of 3.55%.

Capital Resources

Total stockholders’ equity decreased from $259.8 million on December 31, 2011 to $246.9 million on June 30, 2012, a decrease of $12.8 million, or 5%. Book value per common share increased to $9.15 on June 30, 2012 from $8.99 on December 31, 2011. The decrease in stockholders’ equity from December 31, 2011 to June 30, 2012 was primarily due to the $19.0 million redemption of preferred stock, the warrant repurchase totaling $2.8 million and payment of dividends on common and preferred stock of $2.7 million, partially offset by $10.4 million in net income.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2012, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at June 30, 2012 are as follows:

	Tier 1 Capital to Total Average Assets Ratio June 30, 2012	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2012	Total Capital to Risk-Weighted Assets Ratio June 30, 2012
Capital Ratios:
The Company	7.62%	10.21%	12.59%
Lakeland Bank	7.91%	10.58%	11.83%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

In June 2012, the Board of Governors of the Federal Reserve Bank, the FDIC, and the OCC approved three notices of proposed rulemaking (NPRs) that would significantly revise the regulatory capital requirements, implement the Basel III capital reforms and incorporate various Dodd-Frank capital provisions. The Company is currently evaluating the effect these NPRs will have on the Company.

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

(dollars in thousands, except per share amounts)	June 30, 2012	December 31, 2011
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$246,941	$241,303
Less:
Goodwill	87,111	87,111

Total tangible common stockholders’ equity at end of period - Non-GAAP	$159,830	$154,192

Shares outstanding at end of period (1)	26,993	26,836

Book value per share - GAAP (1)	$9.15	$8.99

Tangible book value per share - Non-GAAP (1)	$5.92	$5.75

(1)	Adjusted for 5% stock dividend granted April 16, 2012 to shareholders of record March 30, 2012.

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$159,830	$154,192

Total assets at end of period	$2,853,202	$2,825,950
Less:
Goodwill	87,111	87,111

Total tangible assets at end of period - Non-GAAP	$2,766,091	$2,738,839

Common equity to assets - GAAP	8.65%	8.54%

Tangible common equity to tangible assets - Non-GAAP	5.78%	5.63%

	For the three months ended,		For the six months ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Calculation of return on average tangible common equity
Net income - GAAP	$5,453	$4,858	$10,424	$9,629

Total average common stockholders’ equity	$245,253	$230,123	$244,105	$228,098
Less:
Average goodwill	87,111	87,111	87,111	87,111
Average other identifiable intangible assets, net	—	194	—	326

Total average tangible common stockholders’ equity - Non-GAAP	$158,142	$142,818	$156,994	$140,661

Return on average common stockholders’ equity - GAAP	8.94%	8.47%	8.59%	8.51%

Return on average tangible common stockholders’ equity - Non-GAAP	13.87%	13.64%	13.35%	13.80%

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $95.9 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
June 30, 2012	-3.6%	-3.8%
December 31, 2011	-4.0%	-2.8%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2012 (the base case) was $312.6 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	-200 bp
Asset/Liability Policy Limit	-25.0%	-25.0%
June 30, 2012	-7.6%	-12.9%
December 31, 2011	-7.2%	-12.9%

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 9, 2012