Form 10-Q
period 2012-09-30
LAKELAND BANCORP INC
filed 2012-11-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 25, 2012 there were 29,692,241 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http://www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$95,702	$60,688
Interest-bearing deposits due from banks	7,349	11,870

Total cash and cash equivalents	103,051	72,558
Investment securities available for sale, at fair value	419,449	463,611
Investment securities held to maturity; fair value of $99,237 at September 30, 2012 and $74,274 at December 31, 2011	95,996	71,700
Federal Home Loan Bank Stock, at cost	5,849	8,333
Loans, net of deferred costs	2,064,779	2,041,575
Less: allowance for loan and lease losses	28,669	28,416

Net loans	2,036,110	2,013,159
Premises and equipment, net	33,237	27,917
Accrued interest receivable	8,065	8,369
Goodwill	87,111	87,111
Bank owned life insurance	45,773	44,760
Other assets	25,006	28,432

TOTAL ASSETS	$2,859,647	$2,825,950

LIABILITIES
Deposits:
Noninterest bearing	$485,256	$449,560
Savings and interest-bearing transaction accounts	1,535,422	1,440,541
Time deposits under $100 thousand	196,939	211,797
Time deposits $100 thousand and over	123,491	147,755

Total deposits	2,341,108	2,249,653
Federal funds purchased and securities sold under agreements to repurchase	54,581	72,131
Other borrowings	95,000	155,000
Subordinated debentures	77,322	77,322
Other liabilities	14,092	12,061

TOTAL LIABILITIES	2,582,103	2,566,167

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 0 shares at September 30, 2012 and 19,000 shares at December 31, 2011	—	18,480
Common stock, no par value; authorized shares, 40,000,000; issued 29,941,967 shares at September 30, 2012 and 27,275,480 shares at December 31, 2011	303,719	270,044
Accumulated deficit	(27,895)	(26,061)
Treasury stock, at cost, 251,425 shares at September 30, 2012 and 439,340 at December 31, 2011	(3,163)	(5,551)
Accumulated other comprehensive income	4,883	2,871

TOTAL STOCKHOLDERS’ EQUITY	277,544	259,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,859,647	$2,825,950

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$24,929	$25,999	$75,659	$78,784
Federal funds sold and interest-bearing deposits with banks	17	16	29	39
Taxable investment securities and other	2,121	2,773	6,668	8,448
Tax-exempt investment securities	428	500	1,371	1,506

TOTAL INTEREST INCOME	27,495	29,288	83,727	88,777

INTEREST EXPENSE
Deposits	2,026	2,572	6,421	8,310
Federal funds purchased and securities sold under agreements to repurchase	12	18	68	73
Other borrowings	1,802	2,347	5,889	7,038

TOTAL INTEREST EXPENSE	3,840	4,937	12,378	15,421

NET INTEREST INCOME	23,655	24,351	71,349	73,356
Provision for loan and lease losses	3,350	4,058	11,783	14,391

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	20,305	20,293	59,566	58,965
NONINTEREST INCOME
Service charges on deposit accounts	2,757	2,623	7,914	7,672
Commissions and fees	1,162	915	3,401	2,787
Gains on investment securities	—	785	273	1,229
Income on bank owned life insurance	357	356	1,035	1,070
Gains on leasing related assets	100	117	403	810
Other income	264	299	442	467

TOTAL NONINTEREST INCOME	4,640	5,095	13,468	14,035

NONINTEREST EXPENSE
Salaries and employee benefits	9,578	9,280	28,578	27,465
Net occupancy expense	1,807	1,692	5,131	5,205
Furniture and equipment	1,205	1,172	3,427	3,561
Stationery, supplies and postage	388	298	1,079	1,058
Marketing expense	718	612	1,646	1,846
Core deposit intangible amortization	—	46	—	577
FDIC insurance expense	519	636	1,620	2,178
Collection expense	58	70	231	195
Legal expense	135	457	880	1,163
Expenses on other real estate owned and other repossessed assets	13	336	89	808
Long term debt prepayment fee	—	800	—	800
Other expenses	2,547	2,641	7,032	6,942

TOTAL NONINTEREST EXPENSE	16,968	18,040	49,713	51,798

Income before provision for income taxes	7,977	7,348	23,321	21,202
Income tax expense	2,488	2,242	7,408	6,467

NET INCOME	$5,489	$5,106	$15,913	$14,735

Dividends on Preferred Stock and Accretion	—	293	620	1,873

Net Income Available to Common Stockholders	$5,489	$4,813	$15,293	$12,862

PER SHARE OF COMMON STOCK
Basic earnings	$0.20	$0.18	$0.56	$0.48

Diluted earnings	$0.20	$0.18	$0.56	$0.48

Dividends	$0.06	$0.06	$0.18	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
NET INCOME	$5,489	$5,106	$15,913	$14,735

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains during period	1,220	1,067	2,174	4,171
Less: reclassification for gains included in net income	0	509	177	799
Change in pension liability, net	5	5	15	15

Other Comprehensive Income	1,225	563	2,012	3,387

TOTAL COMPREHENSIVE INCOME	$6,714	$5,669	$17,925	$18,122

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

Nine Months Ended September 30, 2012

	Common stock		Series A Preferred Stock	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE January 1, 2012	25,976,648	$270,044	$18,480	($26,061)	($5,551)	$2,871	$259,783
Net Income				15,913			15,913
Other comprehensive income, net of tax						2,012	2,012
Preferred dividends				(100)			(100)
Accretion of discount			520	(520)			—
Stock based compensation		559					559
Redemption of preferred stock			(19,000)				(19,000)
Warrant repurchase		(2,800)					(2,800)
Adjustment for stock dividend	1,298,066	12,345		(12,345)	—		—
Stock issuance, net of expenses	2,667,253	25,021					25,021
Issuance of restricted stock awards		(1,153)			1,153		—
Issuance of stock to dividend reinvestment and stock purchase plan		(315)		(779)	1,235		141
Exercise of stock options, net of excess tax benefits		18					18
Cash dividends, common stock				(4,003)			(4,003)

BALANCE September 30, 2012 (UNAUDITED)	29,941,967	$303,719	$—	($27,895)	($3,163)	$4,883	$277,544

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,913	$14,735
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,616	4,161
Depreciation and amortization	2,229	2,962
Provision for loan and lease losses	11,783	14,391
Gains on securities	(273)	(1,229)
Gains on leases	(365)	(824)
Losses (gains) on sales of other real estate and other repossessed assets	(240)	77
Gains on sales of premises and equipment	(2)	(163)
Stock-based compensation	559	474
Decrease in other assets	1,131	2,643
Increase in other liabilities	2,171	2,326

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,522	39,553

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	87,327	115,072
Held to maturity	24,640	15,652
Proceeds from sales of securities
Available for sale	53,718	92,409
Purchase of securities:
Available for sale	(97,545)	(169,123)
Held to maturity	(49,066)	(15,299)
Net decrease in Federal Home Loan Bank Stock	2,484	3,555
Proceeds from sales of leases	—	16,433
Net increase in loans and leases	(35,403)	(10,414)
Proceeds from sales of other real estate and repossessed assets	1,299	1,720
Capital expenditures	(7,549)	(2,096)
Proceeds from sales of bank premises and equipment	2	321

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(20,093)	48,230

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	91,455	36,677
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(17,550)	1,052
Proceeds from other borrowings	280,000	—
Repayments of other borrowings	(340,000)	(85,000)
Redemption of preferred stock and common stock warrant	(21,800)	(20,000)
Proceeds from issuance of common stock, net of expenses	25,021	—
Exercise of stock options	—	72
Excess tax benefits	18	29
Issuance of stock to dividend reinvestment and stock purchase plan	141	175
Dividends paid	(4,221)	(4,808)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	13,064	(71,803)

Net increase in cash and cash equivalents	30,493	15,980
Cash and cash equivalents, beginning of period	72,558	49,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,051	$65,258

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

Note 2. Stock-Based Compensation

Share-based compensation expense of $559,000 and $474,000 was recognized for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was unrecognized compensation cost of $1.4 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 3.1 years. Unrecognized compensation expense related to unvested stock options was approximately $29,000 as of September 30, 2012 and is expected to be recognized over a period of 1.7 years.

In the first nine months of 2012, the Company granted 91,269 shares of restricted stock at a grant date fair value of $9.50 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $173,000 per year for the next five years. In the first nine months of 2011, the Company granted 100,112 shares of restricted stock at a grant date fair value of $9.40 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $188,000 per year over a five year period.

There were no grants of stock options in the first nine months of 2012 and 2011.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding, January 1, 2012	598,477	$12.57		$—
Issued	—	—
Exercised	—	—
Forfeited	(1,693)	12.87

Outstanding, September 30, 2012	596,784	$12.57	2.34	$58,539

Options exercisable at September 30, 2012	585,630	$12.66	2.24	$35,045

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first nine months of 2012 and the exercise price, multiplied by the number of in-the-money options).

There were no options exercised in the first nine months of 2012. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 was $78,000. Exercise of stock options during the first nine months of 2011 resulted in cash receipts of $72,000.

Information regarding the Company’s restricted stock (all unvested) and changes during the nine months ended September 30, 2012 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2012	172,772	$8.96
Granted	91,269	9.50
Vested	(21,655)	6.96
Forfeited	(1,106)	9.29

Outstanding, September 30, 2012	241,280	$9.34

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	September 30, 2012			September 30, 2011
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$1,933	($713)	$1,220	$1,701	($634)	$1,067
Less reclassification adjustment for net gains arising during the period	0	(0)	(0)	785	(276)	509

Net unrealized gains	$1,933	($713)	$1,220	$916	($358)	$558
Change in minimum pension liability	8	(3)	5	8	(3)	5

Other comprehensive income, net	$1,941	($716)	$1,225	$924	($361)	$563

For the nine months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$3,441	($1,267)	$2,174	$6,568	($2,397)	$4,171
Less reclassification adjustment for net gains arising during the period	273	(96)	177	1,229	(430)	799

Net unrealized gains	$3,168	($1,171)	$1,997	$5,339	($1,967)	$3,372
Change in minimum pension liability	23	(8)	15	23	(8)	15

Other comprehensive income, net	$3,191	($1,179)	$2,012	$5,362	($1,975)	$3,387

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$6,467	$6,084
Cash paid during the period for interest	12,504	15,609
Transfer of loans and leases into other repossessed assets and other real estate owned	651	1,547
Transfer of leases held for sale to leases held for investment	—	1,517

Note 5. Earnings Per Share

All weighted average, actual share and per share information set forth in this quarterly report on Form 10-Q for the nine months ended September 30, 2012 and 2011 have been adjusted retroactively for the effects of the stock dividend distributed on April 16, 2012. The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net income available to common shareholders	$5,489	$4,813	$15,293	$12,862
Less: earnings allocated to participating securities	49	36	134	95

Net income allocated to common shareholders	$5,440	$4,777	$15,159	$12,767

Weighted average number of common shares outstanding - basic (1)	27,550	26,588	26,998	26,552
Share-based plans (1)	92	50	67	129

Weighted average number of common shares - diluted (1)	27,642	26,638	27,065	26,681
Basic earnings per share	$0.20	$0.18	$0.56	$0.48

Diluted earnings per share	$0.20	$0.18	$0.56	$0.48

(1)	Adjusted for 5% stock dividend distributed April 16, 2012 to shareholders of record on March 30, 2012.

Options to purchase 569,222 shares of common stock at a weighted average price of $12.79 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended September 30, 2012 because the exercise price was greater than the average market price. Options to purchase 723,467 shares of common stock at a weighted average price of $12.35 per share and a warrant to purchase 1,046,901 shares of common stock at a price of $8.45 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended September 30, 2011 because the exercise price was greater than the average market price.

Options to purchase 569,222 shares of common stock at a weighted average price of $12.79 per share were outstanding and were not included in the computation of diluted earnings per share for the nine months ended September 30, 2012 because the exercise price was greater than the average market price. Options to purchase 723,467 shares of common stock at a weighted average price of $12.35 per share were outstanding and were not included in the computation of diluted earnings per share for the nine months ended September 30, 2011 because the exercise price was greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	September 30, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$51,449	$507	$—	$51,956	$43,463	$140	$—	$43,603
Mortgage-backed securities - residential	291,186	6,025	(222)	296,989	344,938	5,014	(428)	349,524
Obligations of states and political subdivisions	35,606	1,925	(42)	37,489	34,102	1,875	(9)	35,968
Other debt securities	17,585	247	(411)	17,421	20,965	72	(1,320)	19,717
Equity securities	14,855	762	(23)	15,594	14,543	306	(50)	14,799

	$410,681	$9,466	$(698)	$419,449	$458,011	$7,407	$(1,807)	$463,611

HELD TO MATURITY	September 30, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$16,123	$391	$—	$16,514	$9,005	$134	$—	$9,139
Mortgage-backed securities - residential	39,554	1,509	—	41,063	20,577	1,148	(1)	21,724
Obligations of states and political subdivisions	38,768	1,151	(20)	39,899	40,559	1,305	(9)	41,855
Other debt securities	1,551	210	—	1,761	1,559	72	(75)	1,556

	$95,996	$3,261	$(20)	$99,237	$71,700	$2,659	$(85)	$74,274

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	September 30, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,430	$5,446	$15,077	$15,131
Due after one year through five years	40,630	41,300	12,488	13,115
Due after five years through ten years	55,477	57,190	26,227	27,261
Due after ten years	3,103	2,930	2,650	2,667

	104,640	106,866	56,442	58,174
Mortgage-backed securities - residential	291,186	296,989	39,554	41,063
Equity securities	14,855	15,594	—	—

Total securities	$410,681	$419,449	$95,996	$99,237

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Sale proceeds	$—	$52,481	$53,718	$92,409
Gross gains	—	785	584	1,285
Gross losses	—	—	(311)	(56)
Other than temporary impairment	—	—	—	—

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $347.7 million and $343.7 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

September 30, 2012	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
Mortgage-backed securities - residential	$17,208	$188	$8,036	$34	8	$25,244	$222
Obligations of states and political subdivisions	1,733	42	—	—	5	1,733	42
Other debt securities	—	—	5,572	411	2	5,572	411
Equity securities	236	23	—	—	2	236	23

	$19,177	$253	$13,608	$445	17	$32,785	$698

HELD TO MATURITY
Obligations of states and political subdivisions	$2,776	$14	$395	$6	8	$3,171	$20

	$2,776	$14	$395	$6	8	$3,171	$20

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$—	$—	$—	$—	—	$—	$—
Mortgage-backed securities - residential	81,067	398	9,201	30	23	90,268	428
Obligations of states and political subdivisions	2,171	9	20	—	5	2,191	9
Other debt securities	467	12	5,645	1,308	4	6,112	1,320
Equity securities	5,043	50	—	—	4	5,043	50

	$88,748	$469	$14,866	$1,338	36	$103,614	$1,807

HELD TO MATURITY
Mortgage-backed securities - residential	$1,513	$1	$—	$—	1	$1,513	$1
Obligations of states and political subdivisions	790	2	395	7	4	1,185	9
Other debt securities	957	75	—	—	2	957	75

	$3,260	$78	$395	$7	7	$3,655	$85

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

If the above factors indicate that additional analysis is required, management will consider the results of discounted cash flow analysis.

As of September 30, 2012, equity securities included $13.2 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2012, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.3 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of September 30, 2012, the amortized cost of these securities was $10.0 million and the fair value was $10.3 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 7. Loans and Leases.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Commercial, secured by real estate	$1,058,747	$1,012,982
Commercial, industrial and other	201,308	209,915
Leases	26,548	28,879
Real estate-residential mortgage	419,685	406,222
Real estate-construction	49,160	79,138
Home equity and consumer	309,465	304,190

Total loans	2,064,913	2,041,326

Plus: deferred costs, net of fees	(134)	249

Loans, net of deferred costs	$2,064,779	$2,041,575

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

(in thousands)	September 30, 2012	December 31, 2011
Commercial, secured by real estate	$10,114	$16,578
Commercial, industrial and other	1,533	4,608
Leases	294	575
Real estate - residential mortgage	9,235	11,610
Real estate - construction	4,097	12,393
Home equity and consumer	3,104	3,252

Total non-accrual loans and leases	$28,377	$49,016
Other real estate and other repossessed assets	774	1,182

TOTAL NON-PERFORMING ASSETS	$29,151	$50,198

Troubled debt restructurings, still accruing	$10,937	$8,856

Non-accrual loans included $3.5 million and $4.6 million of troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively.

An age analysis of past due loans, segregated by class of loans as of September 30, 2012 and December 31, 2011, is as follows:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$10,773	$3,199	$10,518	$24,490	$1,034,257	$1,058,747	$404
Commercial, industrial and other	1,121	482	1,534	3,137	198,171	201,308	1
Leases	78	58	294	430	26,118	26,548	—
Real estate - residential mortgage	2,611	785	10,558	13,954	405,731	419,685	1,323
Real estate - construction	552	1,100	4,097	5,749	43,411	49,160	—
Home equity and consumer	2,588	367	3,204	6,159	303,306	309,465	100

	$17,723	$5,991	$30,205	$53,919	$2,010,994	$2,064,913	$1,828

December 31, 2011
Commercial, secured by real estate	$3,638	$1,731	$16,578	$21,947	$991,035	$1,012,982	$—
Commercial, industrial and other	512	49	4,608	5,169	204,746	209,915	—
Leases	397	164	575	1,136	27,743	28,879	—
Real estate - residential mortgage	3,059	1,235	12,818	17,112	389,110	406,222	1,208
Real estate - construction	—	—	12,393	12,393	66,745	79,138	—
Home equity and consumer	2,350	448	3,411	6,209	297,981	304,190	159

	$9,956	$3,627	$50,383	$63,966	$1,977,360	$2,041,326	$1,367

Impaired Loans

Impaired loans as of September 30, 2012, September 30, 2011 and December 31, 2011 are as follows:

September 30, 2012	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,263	$18,253	$—	$260	$15,605
Commercial, industrial and other	4,927	4,938	—	67	3,555
Leases	—	—	—	—	—
Real estate - residential mortgage	366	366	—	6	386
Real estate - construction	3,977	4,606	—	—	7,611
Home equity and consumer	350	350	—	—	337

Loans with specific allowance:
Commercial, secured by real estate	3,127	3,895	313	45	4,389
Commercial, industrial and other	787	902	216	—	641
Leases	—	—	—	—	—
Real estate - residential mortgage	288	288	43	4	384
Real estate - construction	120	997	12	—	331
Home equity and consumer	946	946	142	36	946

Total:
Commercial, secured by real estate	$17,390	$22,148	$313	$305	$19,994
Commercial, industrial and other	5,714	5,840	216	67	4,196
Leases	—	—	—	—	—
Real estate - residential mortgage	654	654	43	10	770
Real estate - construction	4,097	5,603	12	—	7,942
Home equity and consumer	1,296	1,296	142	36	1,283

	$29,151	$35,541	$726	$418	$34,185

September 30, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$18,858	$23,984	$—	$252	$16,441
Commercial, industrial and other	4,103	8,185	—	—	2,883
Leases	—	—	—	—	—
Real estate - residential mortgage	415	415	—	7	260
Real estate - construction	12,587	15,771	—	14	10,935
Home equity and consumer	400	485	—	1	19

Loans with specific allowance:
Commercial, secured by real estate	4,453	5,465	472	24	4,395
Commercial, industrial and other	313	389	63	8	496
Leases	—	—	—	—	—
Real estate - residential mortgage	501	509	75	—	—
Real estate - construction	244	518	24	—	36
Home equity and consumer	157	157	24	20	753

Total:
Commercial, secured by real estate	$23,311	$29,449	$472	$276	$20,836
Commercial, industrial and other	4,416	8,574	63	8	3,379
Leases	—	—	—	—	—
Real estate - residential mortgage	916	924	75	7	260
Real estate - construction	12,831	16,289	24	14	10,971
Home equity and consumer	557	642	24	21	772

	$42,031	$55,878	$658	$326	$36,218

December 31, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$19,648	$24,922	$—	$332	$14,792
Commercial, industrial and other	4,074	8,155	—	—	3,445
Leases	—	—	—	—	—
Real estate - residential mortgage	415	415	—	29	542
Real estate - construction	12,400	16,353	—	14	11,231
Home equity and consumer	400	485	—	1	14

Loans with specific allowance:
Commercial, secured by real estate	3,920	6,421	392	18	6,209
Commercial, industrial and other	534	647	172	—	768
Leases	—	—	—	—	—
Real estate - residential mortgage	561	570	75	19	332
Real estate - construction	244	518	24	—	333
Home equity and consumer	949	963	142	34	800
Total:
Commercial, secured by real estate	$23,568	$31,343	$392	$350	$21,001
Commercial, industrial and other	4,608	8,802	172	—	4,213
Leases	—	—	—	—	—
Real estate - residential mortgage	976	985	75	48	874
Real estate - construction	12,644	16,871	24	14	11,564
Home equity and consumer	1,349	1,448	142	35	814

	$43,145	$59,449	$805	$447	$38,466

Interest that would have been accrued on impaired loans and leases during the first nine months of 2012 and 2011 had the loans been performing under original terms would have been $2.1 million and $2.2 million, respectively. Interest that would have accrued for the year ended December 31, 2011 was $2.9 million.

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

The following table shows the Company’s commercial loan portfolio as of September 30, 2012 and December 31, 2011, by the risk ratings discussed above (in thousands):

September 30, 2012	Commercial, secured by real estate	Commercial, industrial and other	Real estate - construction
Risk Rating
1	$—	$996	$—
2	—	11,472	—
3	39,417	17,662	—
4	309,519	55,617	7,865
5	618,742	85,324	29,589
5W - Watch	24,734	6,591	300
6 - Other Assets Especially Mentioned	22,656	5,360	6,528
7 - Substandard	43,509	18,286	4,758
8 - Doubtful	170	—	120
9 - Loss	—	—	—

Total	$1,058,747	$201,308	$49,160

December 31, 2011	Commercial, secured by real estate	Commercial, industrial and other	Real estate - construction
Risk Rating
1	$—	$—	$—
2	—	11,323	—
3	26,085	17,658	11,175
4	301,490	48,835	14,185
5	575,061	95,040	36,088
5W - Watch	31,648	9,346	198
6 - Other Assets Especially Mentioned	30,666	11,708	2,315
7 - Substandard	47,861	16,005	14,866
8 - Doubtful	171	—	311
9 - Loss	—	—	—

Total	$1,012,982	$209,915	$79,138

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment performance status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the nine months ended September 30, 2012 and the year ended December 31, 2011:

Nine Months Ended September 30, 2012	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate - residential mortgage	Real estate - construction	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416
Charge-offs	(5,648)	(841)	(694)	(1,436)	(2,402)	(1,705)	($12,726)
Recoveries	106	355	463	10	36	226	$1,196
Provision	5,937	287	(300)	2,302	1,941	1,616	$11,783

Ending Balance	$17,013	$3,278	$157	$3,953	$999	$3,269	$28,669

Ending Balance: Individually evaluated for impairment	$313	$216	$—	$43	$12	$142	$726
Ending Balance: Collectively evaluated for impairment	16,700	3,062	157	3,910	987	3,127	$27,943

Ending Balance	$17,013	$3,278	$157	$3,953	$999	$3,269	$28,669

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$17,390	$5,714	$—	$654	$4,097	$1,296	$29,151
Ending Balance: Collectively evaluated for impairment	1,041,357	195,594	26,548	419,031	45,063	308,169	$2,035,762

Ending Balance (1)	$1,058,747	$201,308	$26,548	$419,685	$49,160	$309,465	$2,064,913

(1)	Excludes deferred costs

Year Ended December 31, 2011	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate - residential mortgage	Real estate - construction	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331
Charge-offs	(5,352)	(5,249)	(2,858)	(1,772)	(3,636)	(3,010)	($21,877)
Recoveries	2,084	439	1,206	32	67	318	$4,146
Provision	8,520	3,174	(1,137)	2,189	2,817	3,253	$18,816

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Ending Balance: Individually evaluated for impairment	$392	$172	$—	$75	$24	$142	$805
Ending Balance: Collectively evaluated for impairment	16,226	3,305	688	3,002	1,400	2,990	$27,611

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$23,568	$4,608	$—	$976	$12,644	$1,349	$43,145
Ending Balance: Collectively evaluated for impairment	989,414	205,307	28,879	405,246	66,494	302,841	$1,998,181

Ending Balance (1)	$1,012,982	$209,915	$28,879	$406,222	$79,138	$304,190	$2,041,326

(1)	Excludes deferred costs

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $1,232,000 and $1,015,000 at September 30, 2012 and December 31, 2011, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	3	521	432	5	1,772	1,411
Commercial, industrial and other	2	56	52	—	—	—
Leases	—	—	—	—	—	—
Real estate - residential mortgage	—	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—
Home equity and consumer	—	—	—	—	—	—

	5	$577	$484	5	$1,772	$1,411

The following table summarizes loans that have been restructured during the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	8	$1,524	$1,407	7	$3,188	$2,827
Commercial, industrial and other	4	4,231	4,218	—	—	—
Leases	—	—	—	—	—	—
Real estate - residential mortgage	—	—	—	1	415	415
Real estate - construction	—	—	—	—	—	—
Home equity and consumer	—	—	—	—	—	—

	12	$5,755	$5,625	8	$3,603	$3,242

The following table summarizes as of September 30, 2012, loans that were restructured within the last 12 months that have subsequently defaulted:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	2	$267
Commercial, industrial and other	1	62
Leases	—	—
Real estate - residential mortgage	—	—
Real estate - construction	—	—
Home equity and consumer	—	—

	3	$329

Leases

Lakeland had no leases held for sale as of September 30, 2012 and December 31, 2011. The following table shows the components of gains on leasing related assets for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gains on sales of leases	$—	$—	$—	$143
Realized gains on paid off leases	92	125	365	681
Gains (losses) on other repossessed assets	8	(8)	38	(14)

Total gains on leasing related assets	$100	$117	$403	$810

Other Real Estate and Other Repossessed Assets

At September 30, 2012, the Company had other repossessed assets and other real estate owned of $104,000 and $670,000, respectively. At December 31, 2011, the Company had other repossessed assets and other real estate owned of $236,000 and $946,000, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Interest cost	$22	$24	$65	$72
Expected return on plan assets	(19)	(23)	(57)	(67)
Amortization of unrecognized net actuarial loss	18	12	54	36

Net periodic benefit expense	$21	$13	$62	$41

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$8	$6	$23	$18
Interest cost	11	12	31	36
Amortization of prior service cost	3	4	10	12
Amortization of unrecognized net actuarial loss	3	1	9	5

Net periodic benefit expense	$25	$23	$73	$71

The Company made contributions of $88,000 to the plan during each of the nine month periods ended September 30, 2012 and 2011, respectively. The Company does not expect to make any more contributions for the remainder of 2012.

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

Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities; includes U.S. Treasury Notes, and other U.S. Government Agency securities that actively trade in over-the-counter markets; equity securities and mutual funds that actively trade in over-the-counter markets.

Level 2 - quoted prices for similar assets or liabilities in active markets; or quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability including yield curves, volatilities, and prepayment speeds.

Level 3 - unobservable inputs for the asset or liability that reflect the Company’s own assumptions about assumptions that market participants would use in the pricing of the asset or liability and that are consequently not based on market activity but upon particular valuation techniques.

The Company’s assets that are measured at fair value on a recurring basis are its available for sale investment securities. The Company obtains fair values on its securities using information from a third party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has certain equity securities that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, residential mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third party pricing service. This review includes a comparison to non-binding third-party quotes. As a result of our review, we did not have any adjustments to prices from our third party servicer.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of September 30, 2012 or December 31, 2011. During the nine months ended September 30, 2012, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		(in thousands)
Assets:
Investment securities, available for sale
US government agencies	$—	$51,956	$—	$51,956
Mortgage backed securities - residential	—	296,989	—	296,989
Obligations of states and political subdivisions	—	37,489	—	37,489
Corporate debt securities	—	17,421	—	17,421
Equity securities	2,017	13,577	—	15,594

Total securities available for sale	$2,017	$417,432	$—	$419,449

December 31, 2011
Assets:
Investment securities, available for sale
US government agencies	$—	$43,603	$—	$43,603
Mortgage backed securities - residential	—	349,524	—	349,524
Obligations of states and political subdivisions	—	35,968	—	35,968
Corporate debt securities	—	19,717	—	19,717
Equity securities	1,732	13,067	—	14,799

Total securities available for sale	$1,732	$461,879	$—	$463,611

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$29,151	$29,151
Other real estate owned and other repossessed assets	—	—	774	774

December 31, 2011
Assets:
Impaired Loans and Leases	—	—	$43,145	$43,145
Other real estate owned and other repossessed assets	—	—	1,182	1,182

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

The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2012 and December 31, 2011 are outlined below.

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

The net loan portfolio at September 30, 2012 and December 31, 2011 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

For fixed maturity certificates of deposit, fair value was estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

The fair value of long-term debt is based upon the discounted value of contractual cash flows. The Company estimates the discount rate using the rates currently offered for similar borrowing arrangements. The fair value of subordinated debentures at September 30, 2012 is based on bid/ask prices from brokers for similar types of instruments based on updated accounting guidance on fair value measurement. The junior subordinated debentures issued to Lakeland Bancorp Capital Trust III for $25.8 million were redeemed on October 7, 2012. As a result, market value equals book value in the table below. For more information see Note 12 below. As of December 31, 2011, the fair value of the subordinated debentures was based on discounted cash flows using discount rates currently offered for similar borrowing arrangements.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011:

September 30, 2012	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments - Assets
Investment securities held to maturity	$95,996	$99,237	$—	$99,237	$—
Federal Home Loan Bank Stock	5,849	5,849	—	5,849	—
Loans and leases	2,064,779	2,074,032	—	—	2,074,032

Financial Instruments - Liabilities
Certificates of Deposit	320,430	322,461	—	322,461	—
Other borrowings	95,000	103,756	—	103,756	—
Subordinated debentures	77,322	56,599	—	—	56,599
Commitments:
Standby letters of credit	—	13	—	—	13

December 31, 2011
Financial Assets:
Investment securities held to maturity	$71,700	$74,274	$—	$74,274	$—
Federal Home Loan Bank Stock	8,333	8,333	—	8,333	—
Loans and leases	2,041,575	2,055,448	—	—	2,055,448

Financial Liabilities:
Certificates of Deposit	359,552	362,408	—	362,408	—
Other borrowings	155,000	165,821	—	165,821	—
Subordinated debentures	77,322	77,973	—	—	77,973
Commitments:
Standby letters of credit	—	71	—	—	71

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

On February 29, 2012, the Company repurchased the outstanding common stock warrant previously issued to the treasury for the purchase of 1,046,901 shares of its common stock at an exercise price of $8.45 per share, for $2.8 million, completing the Company’s participation in the Treasury’s CPP. Upon repurchase, the common stock warrant had a carrying value of $3.3 million. The repurchase price of $2.8 million was recorded as a reduction to common stock on the statement of changes in stockholders’ equity.

Note 12. Common Stock

On September 4, 2012, the Company issued and sold an aggregate of 2,667,253 shares of common stock at a price of $9.65 per share pursuant to a takedown off of the Company’s shelf registration statement. The Company received net proceeds of $25.0 million which it used to repay $25.8 million in junior subordinated debentures on October 7, 2012. The junior subordinated debentures had been issued by the Company to Lakeland Capital Trust III in December 2003, had a coupon rate of 7.535% at the time of redemption and were due on January 7, 2034. The capital and common securities issued by the Trust in December 2003 were also redeemed.

Note 13. Recent Accounting Pronouncements

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

Management Overview

The quarter and nine months ended September 30, 2012, represented a period of earnings improvement for the Company. As discussed in this management discussion and analysis:

•

Net income available to common shareholders increased $676,000, or 14%, from the third quarter of 2011 to the same period in 2012. Net income available to common shareholders increased $2.4 million, or 19%, from the first nine months of 2011 to the first nine months of 2012.

•

Diluted earnings per share increased from $0.18 for the third quarter of 2011 to $0.20 for the third quarter of 2012. Diluted earnings per share increased from $0.48 for the first nine months for 2011 to $0.56 for the same period in 2012.

•	Non-performing assets declined for the fourth consecutive quarter. Non-performing assets have declined $21.0 million, or 42%, from $50.2 million reported at year end.

•	As a result of improving loan quality, the provision for loan and lease losses was reduced from $4.1 million in the third quarter of 2011 to $3.4 million in the third quarter of 2012.

•

The Company redeemed its remaining 19,000 shares of its Fixed Rate Cumulative Preferred Stock, Series A originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program (“CPP”). As a result of CPP repayments, dividends on preferred stock and accretion of the preferred stock discount declined from $1.9 million in the first nine months of 2011 to $620,000 in the first nine months of 2012. In 2012, the Company also repurchased the outstanding common stock warrant previously issued to the Treasury for a price of $2.8 million, completing the Company’s participation in the Treasury’s CPP.

•

In September 2012, the Company received $25.0 million in net proceeds from common stock offerings which allowed the Company to increase its tangible equity. On October 7, 2012 the Company redeemed $25.8 million in subordinated debentures that had a coupon rate of 7.535%.

•

The Company continues to experience downward pressure on its net interest margin from the continuing low interest rate environment. The net interest margin declined from 3.85% in the third quarter of 2011 to 3.66% in the third quarter of 2012. The Company expects that the redemption of its 7.535% subordinated debentures will positively contribute to its net interest margin.

•	Management continues to manage expenses in an effort to offset its lower net interest margins.

Results of Operations

(Third Quarter 2012 Compared to Third Quarter 2011)

Net Income

Net income for the third quarter of 2012 was $5.5 million, compared to net income of $5.1 million for the same period in 2011. Net income available to common shareholders was $5.5 million compared to net income available to common stockholders of $4.8 million for the third quarter of 2011. Diluted earnings per share was $0.20 for the third quarter of 2012, compared to diluted earnings per share of $0.18 for the same period last year. Net interest income declined $696,000 from the third quarter of 2011 to the third quarter of 2012 due to the continuing low interest rate environment. This decline was offset by declines in non-interest expense, the provision for loan and lease losses and dividends on preferred stock and accretion during that same time period.

Net Interest Income

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. The Company’s net interest income is determined by: (i) the volume of interest-earning assets that it holds and the yields that it earns on those assets, and (ii) the volume of interest-bearing liabilities that it has assumed and the rates that it pays on those liabilities. Net interest income increases when the Company can use noninterest-bearing deposits to fund or support interest-earning assets. The Company’s net interest income is influenced by the current low interest rate environment. For information on how interest rate change can influence the Company’s net interest income, and how the Company manages it net interest income, please see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of this Quarterly Report on Form 10-Q. The Company’s net interest margin can also be impacted by its level of non-performing loans. If non-performing loans decline, this could increase the net interest margin. On October 7, 2012, the Company redeemed $25.8 million in junior subordinated debentures which will positively impact its net interest margin.

Net interest income on a tax equivalent basis for the third quarter of 2012 was $23.9 million, compared to $24.6 million earned in the third quarter of 2011. The net interest margin decreased from 3.85% in the third quarter of 2011 to 3.66% in the third quarter of 2012, primarily as a result of a 38 basis point decline in the yield on interest-earning assets, which was partially offset by a 21 basis point reduction in the cost of interest-bearing liabilities. The net interest margin would have been 3.74% and 3.97% for the third quarter of 2012 and 2011, respectively, had the Company’s non-performing loans performed in accordance with their terms. The net interest spread, as a result of the low rate environment, declined 17 basis points to 3.51%. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $52.4 million. Also mitigating the decline in the net interest margin was a change in mix in interest-bearing deposits from time deposits to lower interest-bearing transaction accounts. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended, September 30, 2012			For the Three Months Ended, September 30, 2011
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest - earning assets:
Loans and leases (A)	$2,062,928	$24,929	4.81%	$1,982,637	$25,999	5.20%
Taxable investment securities and other	433,233	2,121	1.96%	447,196	2,773	2.48%
Tax-exempt securities	68,629	658	3.84%	70,998	769	4.33%
Federal funds sold (B)	33,271	17	0.20%	36,453	16	0.18%

Total interest - earning assets	2,598,061	27,725	4.25%	2,537,284	29,557	4.63%
Noninterest - earning assets:
Allowance for loan and lease losses	(28,515)			(29,132)
Other assets	258,339			254,153

TOTAL ASSETS	$2,827,885			$2,762,305

Liabilities and Stockholders’ Equity
Interest - bearing liabilities:
Savings accounts	$350,135	$92	0.10%	$334,909	$105	0.12%
Interest - bearing transaction accounts	1,169,953	1,168	0.40%	1,058,085	1,345	0.50%
Time deposits	324,355	766	0.94%	397,029	1,122	1.13%
Borrowings	234,204	1,814	3.10%	281,069	2,365	3.37%

Total interest - bearing liabilities	2,078,647	3,840	0.74%	2,071,092	4,937	0.95%

Noninterest - bearing liabilities:
Demand deposits	477,311			424,938
Other liabilities	14,370			12,101
Stockholders’ equity	257,557			254,174

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,827,885			$2,762,305

Net interest income/spread		23,885	3.51%		24,620	3.68%
Tax equivalent basis adjustment		230			269

NET INTEREST INCOME		$23,655			$24,351

Net interest margin (C)			3.66%			3.85%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $29.6 million in the third quarter of 2011 to $27.7 million in the third quarter of 2012, a decrease of $1.8 million, or 6%. The decrease in interest income was due primarily to a 38 basis point decrease in the yield on interest earning assets, as a result of loans being refinanced at lower rates and lower yields on new loans and investments. The yield on average loans and leases at 4.81% in the third quarter of 2012 was 39 basis points lower than the third quarter of 2011. The yield on average taxable and tax exempt investment securities decreased by 52 basis points and 49 basis points, respectively, compared to the third quarter of 2011. Average loans and leases at $2.06 billion increased $80.3 million from the third quarter of 2011, while average investment securities at $501.9 million decreased $16.3 million.

Total interest expense decreased from $4.9 million in the third quarter of 2011 to $3.8 million in the third quarter of 2012, a decrease of $1.1 million, or 22%. The cost of average interest-bearing liabilities decreased from 0.95% in the third quarter of 2011 to 0.74% in 2012. The decrease in yield was due to the continuing low interest rate environment along with a $72.7 million reduction in higher yielding time deposits as customers preferred to keep their deposits in short-term transaction accounts. From the third quarter of 2011 to the third quarter of 2012, average savings and interest-bearing transaction accounts increased by $15.2 million and $111.9 million, respectively. Average rates paid on interest-bearing liabilities declined in all categories.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and net charge-offs; and the results of independent third party loan and lease review.

In the third quarter of 2012, a $3.4 million provision for loan and lease losses was recorded, which was $708,000 lower than the provision for the same period last year. During the third quarter of 2012, the Company charged off loans and leases of $3.4 million and recovered $180,000 in previously charged off loans and leases compared to $4.5 million and $260,000, respectively, during the same period in 2011. The lower provision resulted from a decline in non-performing assets and from lower charge-offs during the quarter. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income decreased $455,000, or 9%, to $4.6 million in the third quarter of 2012 compared to the third quarter of 2011 primarily due to gains on sales of investment securities which were $785,000 during the third quarter of 2011 compared to none during the same period in 2012. Service charges on deposit accounts at $2.8 million increased $134,000, or 5%, due primarily to the implementation of a new demand deposit pricing structure in the second quarter of 2012. Commissions and fees totaled $1.2 million in the third quarter of 2012 and were $247,000, or 27%, higher than the same period last year due primarily to an increase in loan fees. Gains on leasing related assets decreased $17,000 from the third quarter of 2011 to the third quarter of 2012. The decline in gains on leasing related assets reflects the reduction in the leasing portfolio.

Noninterest Expense

Noninterest expense totaling $17.0 million decreased $1.1 million in the third quarter of 2012 from the third quarter of 2011. Net occupancy expense at $1.8 million in the third quarter of 2012 increased $115,000 from the same period last year due primarily to expenses relating to the new operations and training center that was opened in the second quarter of 2012. Stationery, supplies and postage at $388,000 in the third quarter increased $90,000 primarily as a result of the opening of a new branch office and the new operations and training center. Marketing expense totaling $718,000 increased $106,000 compared to the third quarter of 2011 primarily due to expenses related to the previously mentioned branch opening. During the third quarter of 2011 the Company completed its core deposit intangible amortization, which resulted in a $46,000 decrease in that category in the third quarter of 2012 compared to the same period in 2011. Collection expense at $58,000 decreased $12,000 primarily as a result of reduced loan work out expenses, while legal expense at $135,000 decreased $322,000 partially due to a $150,000 recovery in the third quarter of 2012 of previously expensed legal fees. In the third quarter of 2011 long term debt prepayment fee was $800,000 compared to none in the third quarter of 2012. Other real estate and repossessed asset expense at $13,000 decreased $323,000. The Company’s efficiency ratio, a non-GAAP financial measure, was 58.91% in the third quarter of 2012, compared to 57.01% for the same period last year as a result of a decline in revenue, offset by continued management of expenses. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
	2012	2011
	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$16,968	$18,040
Less:
Amortization of core deposit intangibles	—	(46)
Other real estate owned and other repossessed asset expense	(13)	(336)
Long term debt prepayment fee	—	(800)
Provision for unfunded lending commitments	(150)	(365)

Noninterest expense, as adjusted	$16,805	$16,493

Net interest income	$23,655	$24,351
Noninterest income	4,640	5,095

Total revenue	28,295	29,446
Plus: Tax-equivalent adjustment on municipal securities	230	269
Less: gains on investment securities	—	(785)

Total revenue, as adjusted	$28,525	$28,930

Efficiency ratio	58.91%	57.01%

Income Tax Expense

The effective tax rate increased from 30.5% in the third quarter of 2011 to 31.2% in the third quarter of 2012 as a result of increased earnings and because of a reduction of tax advantaged items as a percent of pre-tax income. Tax advantaged items include interest income on tax-exempt securities and income on bank owned life insurance.

(Year to Date 2012 Compared to Year to Date 2011)

Net Income

Net income for the first nine months of 2012 was $15.9 million, compared to net income of $14.7 million for the same period in 2011. Net income available to common shareholders was $15.3 million compared to net income available to common shareholders of $12.9 million for the same period last year. Diluted earnings per share was $0.56 for the first nine months of 2012, compared to diluted earnings per share of $0.48 for the same period last year. Dividends on preferred stock and accretion decreased to $620,000 in the first nine months of 2012 from $1.9 million for the same period last year. The lower dividends and accretion reflect repayments to the U.S. Department of the Treasury to repurchase preferred stock under the CPP. During the first nine months of 2012 the Company repaid the remaining $19.0 million in preferred stock to the U.S. Department of the Treasury, resulting in a non cash charge of $501,000, reflecting the acceleration of the preferred stock discount accretion. During the first nine months of 2011 the Company incurred a similar charge of $745,000, as $20.0 million in repayments to repurchase preferred stock were made during that period.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2012 was $72.1 million, compared to $74.2 million earned in the first nine months of 2011. The net interest margin decreased from 3.89% in the first nine months of 2011 to 3.70% in the first nine months of 2012, primarily as a result of a 35 basis point decline in the yield on interest-earning assets, which was partially offset by a 19 basis point reduction in the cost of interest-bearing liabilities. The net interest margin would have been 3.82% and 4.00% for the first nine months of 2012 and 2011, respectively, had the Company’s non-performing loans performed in accordance with their terms. The net interest spread declined 16 basis points to 3.55% as a result of the low rate environment. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $54.3 million. Also mitigating the decline in the net interest margin was a change in mix in interest-bearing deposits from time deposits to lower interest-bearing transaction accounts. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the Nine Months Ended, September 30, 2012			For the Nine Months Ended, September 30, 2011
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest - earning assets:
Loans (A)	$2,063,609	$75,659	4.90%	$1,988,585	$78,784	5.30%
Taxable investment securities and other	438,418	6,668	2.03%	461,149	8,448	2.44%
Tax - exempt securities	69,836	2,109	4.03%	69,929	2,317	4.42%
Federal funds sold (B)	27,300	29	0.14%	32,481	39	0.16%

Total interest - earning assets	2,599,163	84,465	4.34%	2,552,144	89,588	4.69%
Noninterest - earning assets:
Allowance for loan and lease losses	(29,077)			(29,127)
Other assets	248,240			250,841

TOTAL ASSETS	$2,818,326			$2,773,858

Liabilities and Stockholders’ Equity
Interest - bearing liabilities:
Savings accounts	$346,829	$274	0.11%	$330,103	$361	0.15%
Interest - bearing transaction accounts	1,149,501	3,683	0.43%	1,075,313	4,314	0.54%
Time deposits	335,947	2,464	0.98%	407,182	3,635	1.19%
Borrowings	254,394	5,957	3.12%	282,133	7,111	3.36%

Total interest - bearing liabilities	2,086,671	12,378	0.79%	2,094,731	15,421	0.98%

Noninterest - bearing liabilities:
Demand deposits	466,747			412,435
Other liabilities	13,723			12,455
Stockholders’ equity	251,185			254,237

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,818,326			$2,773,858

Net interest income/spread		72,087	3.55%		74,167	3.71%
Tax equivalent basis adjustment		738			811

NET INTEREST INCOME		$71,349			$73,356

Net interest margin (C)			3.70%			3.89%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $89.6 million in the first nine months of 2011 to $84.5 million in the first nine months of 2012, a decrease of $5.1 million, or 6%. The decrease in interest income was due primarily to a 35 basis point decrease in the yield on interest earning assets for the same reasons discussed in the quarterly analysis. The yield on average loans and leases at 4.90% in the first nine months of 2012 was 40 basis points lower than the first nine months of 2011. The yield on average taxable and tax exempt investment securities decreased by 41 basis points and 39 basis points, respectively, compared to the first nine months of 2011. Average loans and leases at $2.06 billion increased $75.0 million from the first nine months of 2011, while average investment securities at $508.3 million decreased $22.8 million.

Total interest expense decreased from $15.4 million in the first nine months of 2011 to $12.4 million in the first nine months of 2012, a decrease of $3.0 million, or 20%. The cost of average interest-bearing liabilities decreased from 0.98% in the first nine months of 2011 to 0.79% in 2012 for the same reasons discussed in the quarterly analysis. From the first nine months of 2011 to the first nine months of 2012, average savings and interest-bearing transaction accounts increased by $16.7 million and $74.2 million, respectively, while average time deposits decreased $71.2 million. Average rates paid on interest-bearing liabilities declined in all categories.

Provision for Loan and Lease Losses

In the first nine months of 2012, an $11.8 million provision for loan and lease losses was recorded, which was $2.6 million lower than the provision for the same period last year. During the first nine months of 2012, the Company charged off loans and leases of $12.7 million and recovered $1.2 million in previously charged off loans and leases compared to $17.1 million and $3.4 million, respectively, during the same period in 2011. During the second quarter of 2012, the Company sold a group of primarily non-performing loans with a net book value of $4.5 million and recorded a charge-off of $1.9 million. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income decreased $567,000, or 4%, to $13.5 million in the first nine months of 2012 compared to the first nine months of 2011. Gains on sales of investment securities and gains on leasing related assets decreased $956,000 and $407,000, respectively, from the first nine months of 2011 to the first nine months of 2012 for the same reasons discussed in the quarterly comparison. Commissions and fees totaled $3.4 million in the first nine months of 2012 and were $614,000 or 22% higher than the same period last year due to an increase in investment commission income and loan fees.

Noninterest Expense

Noninterest expense totaling $49.7 million decreased $2.1 million in the first nine months of 2012 from the first nine months of 2011. Marketing expense at $1.6 million for the first nine months of 2012 was $200,000 lower than the first nine months of 2011 due to the timing of media related expenses. Amortization of core deposit intangibles decreased $577,000 in the first nine months of 2012 compared to the same period in 2011 due to the same reason discussed in the quarterly comparison. FDIC insurance expense at $1.6 million decreased $558,000 compared to the first nine months of 2011 primarily as a result of changes made by the FDIC in the method of calculating assessment rates. Collection expense at $231,000 increased $36,000, while other real estate and repossessed asset expense at $89,000 and legal expense at $880,000 decreased $719,000 and $283,000, respectively. Long-term debt prepayment fee was $800,000 in the first nine months of 2011 compared to none in the same period of 2012. The Company’s efficiency ratio, a non-GAAP financial measure, was 57.93% in the first nine months of 2012, compared to 56.61% for the same period last year as a result of the same reasons discussed in the quarterly comparison. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$49,713	$51,798
Less:
Amortization of core deposit intangibles	—	(577)
Other real estate owned and other repossessed asset expense	(89)	(808)
Long term debt prepayment fee	—	(800)
Provision for unfunded lending commitments	(217)	(378)

Noninterest expense, as adjusted	$49,407	$49,235

Net interest income	$71,349	$73,356
Noninterest income	13,468	14,035

Total revenue	84,817	87,391
Plus: Tax-equivalent adjustment on municipal securities	738	811
Less: gains on investment securities	(273)	(1,229)

Total revenue, as adjusted	$85,282	$86,973

Efficiency ratio	57.93%	56.61%

Income Tax Expense

The effective tax rate increased from 30.5% in the first nine months of 2011 to 31.8% in the first nine months of 2012 for the same reasons discussed above in the quarterly comparison.

Aftermath of Hurricane Sandy

On October 29 and 30, 2012 the Northeast region and New Jersey experienced considerable damage from Hurricane Sandy. While most of Lakeland’s branches and facilities were closed for several days, as of November 6, 2012, 40 of our 46 branches were operational. To assist its customers in the aftermath of Hurricane Sandy, Lakeland waived overdraft fees and late fees on outstanding loans for a period of six days. The decision to waive fees is not expected to have a material financial impact on fourth quarter results of operations.

Financial Condition

The Company’s total assets increased $33.7 million from $2.83 billion at December 31, 2011, to $2.86 billion at September 30, 2012 due primarily to a $23.2 million increase in total loans and a $30.5 million increase in cash and cash equivalents. Total deposits increased $91.5 million, with non-interest-bearing transaction accounts increasing $35.7 million.

Loans and Leases

Gross loans and leases at $2.06 billion increased by $23.6 million from December 31, 2011. The increase in gross loans and leases is primarily due to commercial loans secured by real estate at $1.06 billion and residential mortgages at $419.7 million, which increased $45.8 million and $13.5 million, respectively. These increases were partially offset by a $30.0 million decrease in real estate construction loans. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets decreased from $50.2 million, or 1.78% of total assets, on December 31, 2011 to $29.2 million, or 1.02% of total assets, on September 30, 2012. Non-performing assets decreased in all categories. Commercial secured by real estate; commercial, industrial and other; construction real estate and residential mortgages decreased $6.5 million, $3.1 million, $8.3 million and $2.4 million, respectively. Commercial loan non-accruals at September 30, 2012 included six loan relationships with balances over $1.0 million, totaling $8.2 million, and four loan relationships between $500,000 and $1.0 million, totaling $3.0 million.

Loans and leases past due ninety days or more and still accruing at September 30, 2012 increased $461,000 to $1.8 million from December 31, 2011. Loans and leases past due 90 days or more and still accruing are those loans and leases that are considered both well-secured and in process of collection.

On September 30, 2012, the Company had $10.9 million in loans that were troubled debt restructurings and still accruing interest income compared to $8.9 million on December 31, 2011. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On September 30, 2012, the Company had $29.2 million in impaired loans and leases (consisting primarily of non-accrual and restructured loans and leases) compared to $43.1 million at year-end 2011. Impaired loans decreased from year-end 2011 primarily as a result of the decrease in non-accrual commercial loans secured by real estate and real estate construction loans. During the second quarter of 2012, the Company sold a group of primarily non-performing loans with a net book value of $4.5 million and recorded a charge-off of $1.9 million. For more information on impaired loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and leases and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $726,000 has been allocated as a portion of the allowance for loan and lease losses for impairment at September 30, 2012. At September 30, 2012, the Company also had $43.3 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $41.7 million at December 31, 2011.

There were no loans and leases at September 30, 2012, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Year Ended December 31, 2011
Balance of the allowance at the beginning of the year	$28,416	$27,331	$27,331

Loans and leases charged off:
Commercial, secured by real estate	5,648	4,380	5,352
Commercial, industrial and other	841	5,188	5,249
Leases	694	2,333	2,858
Real estate - mortgage	1,436	617	1,772
Real estate - construction	2,402	2,966	3,636
Home equity and consumer	1,705	1,614	3,010

Total loans charged off	12,726	17,098	21,877

Recoveries:
Commercial, secured by real estate	106	1,876	2,084
Commercial, industrial and other	355	177	439
Leases	463	1,039	1,206
Real estate - mortgage	10	31	32
Real estate - construction	36	—	67
Home equity and consumer	226	277	318

Total Recoveries	1,196	3,400	4,146

Net charge-offs:	11,530	13,698	17,731
Provision for loan and lease losses	11,783	14,391	18,816

Ending balance	$28,669	$28,024	$28,416

Ratio of annualized net charge-offs to average loans and leases outstanding	0.74%	0.92%	0.89%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.39%	1.41%	1.39%

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

While the overall balance of the allowance for loan losses remained substantially the same at September 30, 2012 as levels at December 31, 2011, the components of the allowance changed to reflect the changes both in the portfolios and in the levels of non-performing loans within the portfolio segments. The allowance for loan and leases losses for the leasing portfolio declined from $688,000 to $157,000 to reflect the continuing decline in the size of the portfolio and the decline in net charge-offs and non-performing loans in that portfolio. The decline in the allowance for the real estate-construction segment reflected both a decline in non-performing loans from $12.4 million at year-end 2011 to $4.1 million at September 30, 2012 as well as a decline in the overall portfolio from $79.1 million at year-end 2011 to $49.2 million at September 30, 2012. The allowance for loan and lease losses increased for both the commercial loans secured by real estate, and the residential mortgages because those were the areas where the Company experienced the most growth and because of continuing economic pressures on the real estate market in the Northeast.

Non-performing loans and leases decreased from $49.0 million on December 31, 2011 to $28.4 million on September 30, 2012. The allowance for loan and lease losses as a percent of total loans was 1.39% of total loans on September 30, 2012, compared to 1.39% as of December 31, 2011. The allowance for loan and lease losses as a percent of non-performing loans increased from 58% as of December 31, 2011 to 101% as of September 30, 2012. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans and leases are adequate. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2012. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $535.3 million on December 31, 2011 to $515.4 million on September 30, 2012, a decrease of $19.9 million, or 4%.

Deposits

Total deposits increased from $2.25 billion on December 31, 2011 to $2.34 billion on September 30, 2012, an increase of $91.5 million, or 4%. Savings and interest-bearing transaction accounts totaling $1.54 billion increased $94.9 million from December 31, 2011, while time deposits totaling $320.4 million decreased $39.1 million. Noninterest bearing deposits increased $35.7 million, or 8%, to $485.3 million, resulting primarily from an increase in commercial noninterest bearing deposits.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $37.5 million for the first nine months of 2012 compared to $39.6 million for the same period in 2011.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2012, Lakeland generated $91.5 million in deposit growth.

•	Sales of securities and overnight funds. At September 30, 2012, the Company had $419.4 million in securities designated “available for sale.”

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on September 30, 2012. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $9.0 million at September 30, 2012. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2012.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2012 follows.

Cash and cash equivalents totaling $103.1 million on September 30, 2012, increased $30.5 million from December 31, 2011. Operating activities provided $37.5 million in net cash. Investing activities used $20.1 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $13.1 million in net cash, reflecting a net increase of $91.5 million in deposits partially offset by net repayments of $60.0 million in other borrowings, the redemption of $19.0 million in preferred stock and a $19 million decrease in federal funds purchased. The proceeds from the issuance of common stock also provided $25.0 million in funds. These funds were used on October 7, 2012 to redeem subordinated debentures of $25.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2012. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals on noncancellable operating leases	$20,701	$2,195	$4,233	$3,184	$11,089
Benefit plan commitments	4,795	185	335	345	3,930
Remaining contractual maturities of time deposits	320,430	238,823	70,636	10,096	875
Subordinated debentures	77,322	25,774	0	0	51,548
Loan commitments	467,372	397,922	44,850	564	24,036
Long-term debt	95,000	0	40,000	20,000	35,000
Interest on long-term debt *	44,811	4,720	8,563	6,637	24,891
Standby letters of credit	9,204	7,358	1,651	115	80

Total	$1,039,635	$676,977	$170,268	$40,941	$151,449

*	Includes interest on long-term debt and subordinated debentures at a weighted rate of 3.83%.

Capital Resources

Total stockholders’ equity increased from $259.8 million on December 31, 2011 to $277.5 million on September 30, 2012, an increase of $17.8 million, or 7%. Book value per common share increased to $9.35 on September 30, 2012 from $8.99 on December 31, 2011. The increase in stockholders’ equity from December 31, 2011 to September 30, 2012 was primarily due to $15.9 million in net income and the company’s sale of an aggregate of 2,667,253 shares of common stock at $9.65 per share, which resulted in net proceeds of $25.0 million. Partially offsetting net income and the sale of common stock was the $19.0 million redemption of preferred stock, the warrant repurchase totaling $2.8 million and payment of dividends on common and preferred stock of $4.1 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of September 30, 2012, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at September 30, 2012 are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio September 30, 2012	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2012	Total Capital to Risk-Weighted Assets Ratio September 30, 2012
The Company	9.05%	12.24%	14.14%
The Company Proforma *	8.61%	11.65%	12.90%
Lakeland Bank	8.02%	10.84%	12.09%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

*	Proforma numbers include the impact of the redemption of the subordinated debentures discussed in Note 12.

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

(dollars in thousands, except per share amounts)	September 30, 2012	December 31, 2011
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$277,544	$241,303
Less:
Goodwill	87,111	87,111

Total tangible common stockholders’ equity at end of period - Non- GAAP	$190,433	$154,192

Shares outstanding at end of period (1)	29,691	26,836

Book value per share - GAAP (1)	$9.35	$8.99

Tangible book value per share - Non-GAAP (1)	$6.41	$5.75

(1)	Adjusted for 5% stock dividend granted April 16, 2012 to shareholders of record March 30, 2012.

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$190,433	$154,192

Total assets at end of period	$2,859,647	$2,825,950
Less:
Goodwill	87,111	87,111

Total tangible assets at end of period - Non-GAAP	$2,772,536	$2,738,839

Common equity to assets - GAAP	9.71%	8.54%

Tangible common equity to tangible assets - Non-GAAP	6.87%	5.63%

	For the three months ended,		For the nine months ended,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Calculation of return on average tangible common equity
Net income - GAAP	$5,489	$5,106	$15,913	$14,735

Total average common stockholders’ equity	$257,557	$235,785	$248,622	$230,689
Less:
Average goodwill	87,111	87,111	87,111	87,111
Average other identifiable intangible assets, net	—	15	—	221

Total average tangible common stockholders’ equity - Non-GAAP	$170,446	$148,659	$161,511	$143,357

Return on average common stockholders’ equity - GAAP	8.48%	8.59%	8.55%	8.54%

Return on average tangible common stockholders’ equity - Non-GAAP	12.81%	13.63%	13.16%	13.74%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $95.0 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
September 30, 2012	-3.3%	-3.8%
December 31, 2011	-4.0%	-2.8%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2012 (the base case) was $337.6 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+200 bp	-200 bp
Asset/Liability Policy Limit	-25.0%	-25.0%
September 30, 2012	-7.9%	-11.2%
December 31, 2011	-7.2%	-12.9%

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6. Exhibits

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: November 9, 2012