Form 10-K
period 2012-12-31
LAKELAND BANCORP INC
filed 2013-03-15
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-17820

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (973) 697-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $256,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s common stock, as of February 1, 2013, was 29,800,471.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2013 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

-i-

PART I

ITEM 1—Business.

GENERAL

Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank” or “Lakeland Bank”). Through Lakeland, the Company operates 46 banking offices, located in Morris, Passaic, Sussex, Warren, Essex and Bergen counties in New Jersey. Lakeland offers a full range of lending services, including commercial loans and leases, real estate and consumer loans to small and medium-sized businesses, professionals and individuals located in its markets.

The Company has shown substantial growth through a combination of organic growth and acquisitions. Since 1998, Lakeland has opened nineteen new branch offices and the Company has also acquired four community banks with an aggregate asset total of approximately $780 million. All of the acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company.

Lakeland Bancorp and Somerset Hills Bancorp, the parent company of Somerset Hills Bank, entered into an Agreement and Plan of Merger, dated as of January 28, 2013 (the “Merger Agreement”), pursuant to which Somerset Hills Bancorp will be merged with and into Lakeland Bancorp, with Lakeland Bancorp as the surviving bank holding company. Somerset Hills Bank operates six banking offices in New Jersey: its main office, located in Somerset County, four branch offices in Morris County and one branch office in Union County. At December 31, 2012, Somerset Hills Bancorp had consolidated total assets, total loans, total deposits and total stockholders’ equity of $368.9 million, $241.9 million, $320.2 million and $41.8 million, respectively.

The Merger Agreement provides that the shareholders of Somerset Hills Bancorp will receive, at their election, for each outstanding share of Somerset Hills Bancorp common stock that they own at the effective time of the merger, either 1.1962 shares of Lakeland Bancorp common stock or $12.00 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration will be shares of Lakeland Bancorp common stock and 10% will be cash. The Merger Agreement provides that immediately after the merger of Somerset Hills Bancorp into Lakeland Bancorp, Somerset Hills Bank will merger with and into Lakeland Bank, with Lakeland Bank as the surviving bank. The mergers are subject to receipt of various regulatory approvals, the approval by the shareholders of Somerset Hills Bancorp of the Merger Agreement and the merger of Somerset Hills Bancorp into Lakeland Bancorp, and the approval by the shareholders of Lakeland Bancorp of the authorization of the issuance of the shares of Lakeland Bancorp common stock issuable in the merger with Somerset Hills Bancorp. The closing of the mergers is expected to occur in the second or third quarters of 2013.

At December 31, 2012, Lakeland Bancorp had total consolidated assets of $2.9 billion, total consolidated deposits of $2.4 billion, total consolidated loans, net of the allowance for loan and lease losses, of $2.1 billion and total consolidated stockholders’ equity of $280.9 million.

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

Unless otherwise indicated, all weighted average, actual shares and per share information contained in this Annual Report on Form 10-K have been adjusted retroactively for the effect of stock dividends, including the Company’s 5% stock dividend which was distributed on April 16, 2012.

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

Depository products include demand deposits, as well as savings, money market and time accounts. The Company also offers wire transfer, internet banking, mobile banking and night depository services to the business community and municipal relationships. In addition, Lakeland offers cash management services, such as remote capture of deposits and overnight sweep repurchase agreements.

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

Lakeland also competes with credit unions, brokerage firms, insurance companies, money market mutual funds, consumer finance companies, mortgage companies and other financial companies, some of which are not subject to the same degree of regulation and restrictions as Lakeland in attracting deposits and making loans. Interest rates on deposit accounts, convenience of facilities, products and services, and marketing are all significant factors in the competition for deposits. Competition for loans comes from other commercial banks, savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms and other institutional lenders. Lakeland primarily competes for loan originations through its structuring of loan transactions and the overall quality of service it provides. Competition is affected by the availability of lendable funds, general and local economic conditions, interest rates, and other factors that are not readily predictable.

The Company expects that competition will continue in the future.

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.

Employees

At December 31, 2012, the Company had 522 full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

If the proposed mergers with Somerset Hills Bancorp and Somerset Hills Bank are completed, the Company will acquire the mortgage banking subsidiary of Somerset Hills Bank and Somerset Hills Bank’s 50% interest in a title insurance agency joint venture.

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

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”) became effective in early 2000. The Modernization Act:

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

•

Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) are required to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk-based capital guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under these guidelines all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2012, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 11.52% and 12.77%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 8.62% at December 31, 2012.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2012, Lakeland met all regulatory requirements for classification as well capitalized under the regulatory framework.

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

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Lakeland. In June 2012, the U.S. banking regulators released notices of proposed rulemaking that would revise regulatory capital rules for U.S. banking organizations. In November 2012, U.S. banking regulators indicated that the implementation of the proposed rules would not become effective on January 1, 2013, as they are continuing to review various views expressed during the comment period. In January 2013, the Basel Committee revised the standard for the Liquidity Coverage Ratio (LCR), including increasing the range of eligible assets that can be held as part of a required “liquidity buffer.” It is not possible to predict when or in what form final regulations may be adopted.

For banks in the United States, among the most significant provisions of Basel III concerning capital (as proposed prior to the delay in implementation) are the following:

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

Federal Deposit Insurance and Premiums

Substantially all of the deposits of Lakeland are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. As a result of the Dodd-Frank Act, the basic federal deposit insurance limit was permanently increased from at least $100,000 to at least $250,000. As mandated by Section 343 of the Dodd-Frank Act, the FDIC had adopted rules providing for temporary unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts beginning December 31, 2010, but these temporary rules expired December 31, 2012. As a result, as of January 1, 2013, (i) noninterest-bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same FDIC-insured depository institution, and such accounts will instead be added to any of a depositor’s other accounts in the applicable ownership category, and the aggregate balance insured up to at least the standard maximum deposit insurance amount of $250,000 per depositor at each separately chartered FDIC-insured depository institution, and (ii) funds deposited in IOLTAs will no longer be insured under Section 343 of the Dodd-Frank Act, but because IOLTAs are fiduciary accounts, they generally qualify for pass-through coverage on a per-client basis.

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

In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. These new assessment rates began in the second quarter of 2011 and were paid at the end of September 2011. Since the new base is larger than the current base, the FDIC’s rule lowered the total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $2.2 million in total FDIC assessments in 2012, compared to $2.8 million in 2011.

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

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of approximately $170,000 in 2012 and expects to pay a similar premium in 2013.

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

In July 2011, Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System, was repealed. As a result, member banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which could result in increased competition for Lakeland for deposits. If we decide to pay interest on demand accounts in the face of such competition, we would expect our interest expense to increase.

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

While U.S. banking regulators have postponed the implementation of the Basel III rules, which would generally be applicable to institutions with greater than $50 billion in assets, we expect that these rules will eventually be implemented in the U.S. In addition, banking regulators could implement additional changes to the capital adequacy standards applicable to financial institutions with $50 billion or less in assets, such as the Company and Lakeland, in light of Basel III.

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

We review our goodwill at least annually. Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock price, reduced estimates of future cash flows or disruptions to our businesses, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations and our stock price.

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

As of December 31, 2012, the Company had approximately $393.7 million and $96.9 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

The FDIC insures deposits at FDIC insured financial institutions, including Lakeland Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. The Dodd-Frank Act amended the Federal Deposit Insurance Act by changing the base against which an insured depository institution’s deposit insurance assessment is calculated. These amendments require the appropriate assessment base to be calculated as the institution’s average consolidated total assets minus average tangible equity, rather than the institution’s deposits. These developments may cause an increase in Lakeland’s future assessments. In addition, the FDIC may be required to increase assessment rates and levy special assessments on Lakeland and other financial institutions in the future, which could have a material adverse effect on Lakeland’s future earnings.

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

If our proposed acquisition of Somerset Hills Bancorp and Somerset Hills Bank is completed, and/or we make additional acquisitions in the future, we will need to integrate the acquired entities into our existing business and systems. We may experience difficulties in accomplishing this integration or in effectively managing the combined company after any future acquisition. Any actual cost savings or revenue enhancements that we may anticipate from a future acquisition will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond our control, and we cannot assure you that if we make any acquisitions in the future, we will be successful in integrating those businesses into our own.

ITEM 1B—Unresolved Staff Comments.

Not Applicable.

ITEM 2—Properties.

The Company’s principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438. The Company completed construction of a new training and operations center in Milton, New Jersey in mid-2012. The Bank purchased an assignment of an existing lease for this facility which expires on February 28, 2016, and contains five (5) five-year options to renew, at the Bank’s discretion, at fixed base rent amounts. To the extent that the Bank exercises all of the options, the lease will expire on February 28, 2041.

The Company operates 46 banking locations in Passaic, Morris, Sussex, Bergen, Essex and Warren Counties, New Jersey. The following chart provides information about the Company’s leased banking locations:

Location	Lease Expiration Date
Bristol Glen	October 31, 2013
Caldwell	September 30, 2024
Carlstadt	July 15, 2016
Cedar Crest	August 19, 2016
Hackensack	March 31, 2018
Hampton	September 30, 2019
Little Falls	November 30, 2015
Madison Avenue	April 30, 2017
North Haledon	June 30, 2017
Park Ridge	December 31, 2014
Pompton Plains	April 30, 2015
Ringwood	February 28, 2018
Rochelle Park Sparta	January 12, 2019 August 31, 2032
Sussex/Wantage	June 19, 2017
Vernon	September 30, 2027
Wantage	October 31, 2016
Wayne	May 31, 2028
Wharton	July 31, 2015
Woodland Commons	August 31, 2016
West Caldwell	March 31, 2029

The Company has also entered into leases for two additional locations for administrative purposes, one in Wyckoff, New Jersey (this lease expires on February 28, 2014) and the other in Oak Ridge, New Jersey (this lease expires on January 31, 2014).

All other offices of the Company and Lakeland are owned and are unencumbered.

ITEM 3—Legal Proceedings.

On February 15, 2013, the Company was served with a Civil Action Summons and Class Action Complaint that was filed in the Superior Court of New Jersey, Chancery Division, Somerset County. The complaint states that the plaintiff is bringing the class action on behalf of the public stockholders of Somerset Hills Bancorp against the Board of Directors of Somerset Hills for their alleged breach of fiduciary duties arising out of the Agreement and Plan of Merger, dated as of January 28, 2013, by and between the Company and Somerset Hills Bancorp. The complaint alleges that the Company has aided and abetted the individual defendants in their alleged breaches of fiduciary duties. The Company intends to vigorously defend against these claims.

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

ITEM 3A—Executive Officers of the Registrant.

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 55	2008	President and CEO, Lakeland Bancorp, Inc. (April 2, 2008 – Present); President (April 2, 2008 – January 29, 2013) and CEO (April 2, 2008 – Present), Lakeland Bank; President and Chief Credit Officer (May 2007 – April 1, 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 – May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division; Executive Vice President and Senior Loan Officer, Hudson United Bancorp and Hudson United Bank (prior years to February 2006)

Robert A. Vandenbergh Age 61	1999	Senior Executive Vice President and Chief Operating Officer of the Company (October 2008 – Present) and of Lakeland Bank (October 2008 – January 29, 2013); President of Lakeland Bank (January 29, 2013 – Present); Senior Executive Vice President and Chief Lending Officer of the Company (December 2006 – October 2008); Executive Vice President and Chief Lending Officer of the Company (October 1999 – December 2006)

Joseph F. Hurley Age 62	1999	Executive Vice President and Chief Financial Officer of the Company (November 1999 – Present)

Jeffrey J. Buonforte Age 61	1999	Executive Vice President and Senior Government Banking/Business Services Officer of the Company (June 2009 – Present); Executive Vice President and Chief Retail Officer of the Company (November 1999 – June 2009)

Louis E. Luddecke Age 66	1999	Executive Vice President and Chief Operations Officer of the Company (October 1999 – Present)

David S. Yanagisawa Age 61	2008	Executive Vice President and Chief Lending Officer of the Company (November 2008 – Present); Senior Vice President, TD Banknorth, N.A. (February 2006 – November 2008); Hudson United Bank, Senior Vice President (1997 – February 2006)

James R. Noonan Age 61	2003	Executive Vice President and Chief Credit Officer of the Company (December 2003 – Present)

Ronald E. Schwarz Age 57	2009	Executive Vice President and Chief Retail Officer of the Company (June 2009 – Present); Executive Vice President and Market Executive of Sovereign Bank (June 2006 – June 2009); Senior Vice President and Director of Retail Banking of Independence Community Bank (June 1999 – June 2006)

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Timothy J. Matteson, Esq. Age 43	2008	Executive Vice President and General Counsel of the Company (March 2012 to Present); Senior Vice President and General Counsel of the Company (September 2008 – March 2012); Assistant General Counsel, Israel Discount Bank (November 2007 – September 2008); Senior Attorney and Senior Vice President, TD Banknorth, N.A. (February 2006 – May 2007); General Counsel and Senior Vice President, Hudson United Bancorp and Hudson United Bank (January 2005 – February 2006)

ITEM 4—MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2012, there were 3,227 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by NASDAQ and dividends declared for the periods presented. All information is adjusted for the Company’s 5% stock dividends distributed on April 16, 2012 and February 16, 2011.

	High	Low	Dividends Declared
Year ended December 31, 2012
First Quarter	$10.21	$8.33	$0.057
Second Quarter	10.52	8.75	0.060
Third Quarter	10.97	9.09	0.060
Fourth Quarter	10.77	8.45	0.070

	High	Low	Dividends Declared
Year ended December 31, 2011
First Quarter	$10.48	$8.92	$0.054
Second Quarter	10.95	8.71	0.057
Third Quarter	10.44	6.90	0.057
Fourth Quarter	9.30	6.90	0.057

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $219.0 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2012.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1—Business—Supervision and Regulation—Dividend Restrictions.”

Performance Graph

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks (formerly Morningstar) Regional Northeast Banks Index, which consists of 158 Regional Northeast Banks.

Company/Market/Peer Group	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Lakeland Bancorp, Inc.	100.00	100.33	59.19	103.99	87.86	111.75
NASDAQ Market Index	100.00	60.02	87.25	103.08	102.27	120.42
Zacks Regional Northeast Banks	100.00	70.02	66.58	78.30	73.30	96.70

ITEM 6—Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following should be read in conjunction with Management’s Discussion and Analysis and Results of Operations and the Company’s consolidated financial statements included in item 7 and 8 of this report. The selective financial data set forth below has been derived from the Company’s audited consolidated financial statements.

	2012	2011	2010	2009	2008
	(in thousands except per share data)
Years Ended December 31
Interest income	$110,959	$117,524	$125,649	$133,822	$143,937
Interest expense	15,446	20,111	25,895	40,443	55,358

Net interest income	95,513	97,413	99,754	93,379	88,579
Provision for loan and lease losses	14,907	18,816	19,281	51,615	23,730
Noninterest income excluding gains on investment securities	17,856	16,888	17,654	15,952	17,558
Gains on sales of investment securities	1,049	1,229	1,742	3,845	53
Other than temporary impairment losses on equity securities	—	—	(128)	(940)	—
Noninterest expenses	67,673	68,151	70,405	73,794	60,071

Income (loss) before income taxes (benefit)	31,838	28,563	29,336	(13,173)	22,389
Income tax provision (benefit)	10,096	8,712	10,125	(7,777)	7,224

Net income (loss)	21,742	19,851	19,211	(5,396)	15,165
Dividends on preferred stock and accretion	620	2,167	3,987	3,194	—

Net income (loss) available to common shareholders	$21,122	$17,684	$15,224	$(8,590)	$15,165

Per-Share Data(1)
Weighted average shares outstanding:
Basic	27,619	26,572	26,352	26,099	25,870
Diluted	27,692	26,681	26,384	26,099	25,963
Earnings (loss) per share:
Basic	$0.76	$0.66	$0.57	($0.33)	$0.58
Diluted	$0.76	$0.66	$0.57	($0.33)	$0.58
Cash dividend per common share	$0.25	$0.23	$0.19	$0.27	$0.36
Book value per common share	$9.45	$8.99	$8.40	$8.05	$8.46
Tangible book value per common share(2)	$6.52	$5.75	$5.10	$4.68	$5.02

At December 31
Investment securities available for sale and other	$399,092	$471,944	$487,107	$375,530	$282,174
Investment securities held to maturity	96,925	71,700	66,573	81,821	110,114
Loans and leases, net of deferred costs	2,146,843	2,041,575	2,014,617	2,017,035	2,034,831
Goodwill and other identifiable intangible assets	87,111	87,111	87,689	88,751	89,812
Total assets	2,918,703	2,825,950	2,792,674	2,723,968	2,642,625
Total deposits	2,370,997	2,249,653	2,195,889	2,157,187	2,056,133
Total core deposits	2,067,205	1,890,101	1,783,040	1,691,447	1,445,101
Term borrowings	136,548	232,322	272,322	223,222	288,222
Total stockholders’ equity	280,867	259,783	260,709	267,986	220,941

Performance ratios
Return on Average Assets(3)	0.77%	0.71%	0.69%	NM	0.59%
Return on Average Common Equity(3)	8.48%	8.53%	8.70%	NM	6.99%
Return on Average Equity(3)	8.42%	7.79%	7.13%	NM	6.99%
Efficiency ratio(4)	58.33%	56.87%	56.40%	62.06%	54.72%
Net Interest Margin (tax equivalent basis)	3.70%	3.85%	3.95%	3.74%	3.79%
Loans to Deposits	90.55%	90.75%	91.74%	93.50%	98.96%

Capital ratios
Common Equity to Asset ratio	9.62%	8.54%	7.99%	7.78%	8.36%
Tangible common equity to tangible assets(2)	6.84%	5.63%	5.01%	4.68%	5.14%
Equity to Asset ratio	9.62%	9.19%	9.34%	9.84%	8.36%
Tier 1 leverage ratio	8.62%	8.33%	9.21%	9.44%	8.08%
Tier 1 risk-based capital ratio	11.52%	11.23%	12.43%	12.65%	10.24%
Total risk-based capital ratio	12.77%	13.39%	13.68%	13.90%	11.52%

(1)	Restated for 5% stock dividends in 2012 and 2011.
(2)	A non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of such measures to data calculated in accordance with generally accepted accounting principles.
(3)	Ratios for 2009 are not meaningful (NM) and therefore not presented.
(4)	Ratio represents non-interest expense, excluding other real estate expense, other repossessed asset expense, long-term debt prepayment fee, provision for unfunded lending commitments and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities. Total revenue represents net interest income (calculated on a tax equivalent basis) plus non-interest income.

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

Income taxes. The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangible, deferred loan costs and deferred compensation.

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

The Company performed a qualitative analysis to determine whether “the weight of evidence, the significance of all identified events and circumstances” indicated a greater than 50% likelihood existed that the carrying value of the Reporting Unit exceeded its fair value and if a Step One Test would be required. The Company identified nine qualitative assessments that are relative to the banking industry and to the Company. These factors included macroeconomic factors, banking industry conditions, banking merger and acquisition trends, Lakeland’s historical performance, the Company’s stock price, the expected performance of Lakeland, the change of control premium of the Company versus its peers and other miscellaneous factors. After reviewing and weighting these factors, the Company, as well as a third party adviser, determined as of November 30, 2012 that there was a less than 50% probability that the fair value of the Company was less than its carrying amount. Therefore, no Step One test was required.

Financial Overview

The year ended December 31, 2012 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•	Net income available to common shareholders increased $3.4 million or 19% to $21.1 million in 2012.

•	Total loans increased $105.9 million, or 5%, from 2011 to 2012.

•	Core deposits increased $177.1 million, or 9%, to $2.07 billion at year end 2012 and represented 87% of total deposits at December 31, 2012 compared to 84% at December 31, 2011.

•	Total noninterest-bearing deposits of $498.1 million increased $48.5 million, or 11%, from 2011.

•

The Company redeemed its remaining 19,000 shares of its Fixed Rate Cumulative Preferred Stock, Series A originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program (“CPP”). As a result of CPP repayments, dividends on preferred stock and accretion of the preferred stock discount declined from $2.2 million in 2011 to $620,000 in 2012. In 2012, the Company also repurchased the outstanding common stock warrant previously issued to the Treasury for a price of $2.8 million, completing the Company’s participation in the Treasury’s CPP.

•

In September 2012, the Company received $25.0 million in net proceeds from common stock offerings which allowed the Company to increase its tangible equity. On October 7, 2012 the Company redeemed $25.8 million in subordinated debentures that had a coupon rate of 7.535%.

•

Non-performing assets declined $21.7 million, or 43%, to $28.5 million at December 31, 2012 compared to December 31, 2011. The Allowance for Loan and Lease Losses at December 31, 2012 was 103% of non-performing loans compared to 58% at December 31, 2011.

Net income for 2012 was $21.7 million compared to net income of $19.9 million in 2011. Net income available to common shareholders in 2012 was $21.1 million or $0.76 per diluted share compared to $17.7 million or $0.66 per diluted share in 2011.

Net interest income

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. The Company’s net interest income is determined by: (i) the volume of interest-earning assets that it holds and the yields that it earns on those assets, and (ii) the volume of interest-bearing liabilities that it has assumed and the rates that it pays on those liabilities. Net interest income increases when the Company can use noninterest- bearing deposits to fund or support interest-earning assets. The Company’s net interest margin has been influenced by the current low interest rate environment. For more information about how interest rate change can influence the Company’s net interest income and how the Company manages its net interest income, see “Interest Rate Risk” below. The Company’s net interest margin can also be influenced by its level of non-performing loans. If non-performing loans decline, this could positively influence the Company’s net interest margin.

Net interest income for 2012 on a tax-equivalent basis was $96.5 million, representing a decrease of $2.0 million, or 2%, from the $98.5 million earned in 2011. The decrease in net interest income primarily resulted from a 34 basis point decrease in the yield on interest-earning assets, which was partially offset by a 22 basis point decline in the cost of interest-bearing liabilities. The net interest spread as a result declined 12 basis points to 3.55%. Although the net interest spread declined, the decline was mitigated by an increase in income earned on free funds (interest-earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $52.0 million. The components of net interest income will be discussed in greater detail below.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
Interest Income
Loans and leases	$4,284	$(8,356)	$(4,072)	$140	$(7,139)	$(6,999)
Taxable investment securities and other	(560)	(1,748)	(2,308)	639	(1,691)	(1,052)
Tax-exempt investment securities	(5)	(279)	(284)	340	(346)	(6)
Federal funds sold	—	—	—	(40)	(30)	(70)

Total interest income	3,719	(10,383)	(6,664)	1,079	(9,206)	(8,127)

Interest Expense
Savings deposits	25	(113)	(88)	26	(180)	(154)
Interest-bearing transaction accounts	488	(1,449)	(961)	49	(2,276)	(2,227)
Time deposits	(753)	(732)	(1,485)	(750)	(1,186)	(1,936)
Borrowings	(1,110)	(1,021)	(2,131)	(226)	(1,241)	(1,467)

Total interest expense	(1,350)	(3,315)	(4,665)	(901)	(4,883)	(5,784)

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$5,069	$(7,068)	$(1,999)	$1,980	$(4,323)	$(2,343)

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases(A)	$2,073,562	$100,513	4.85%	$1,997,652	$104,585	5.24%	$1,995,158	$111,584	5.59%
Taxable investment securities and other	435,733	8,574	1.97%	460,413	10,882	2.36%	438,653	11,934	2.72%
Tax-exempt securities	70,309	2,802	3.98%	70,437	3,086	4.38%	63,093	3,092	4.90%
Federal funds sold(B)	30,373	51	0.17%	31,939	51	0.16%	53,178	121	0.23%

Total interest-earning assets	2,609,977	111,940	4.29%	2,560,441	118,604	4.63%	2,550,082	126,731	4.97%
Noninterest earning assets:
Allowance for loan and lease losses	(29,091)			(29,064)			(27,459)
Other assets	252,055			251,452			254,346

TOTAL ASSETS	$2,832,941			$2,782,829			$2,776,969

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$347,766	$366	0.11%	$330,646	$454	0.14%	$317,620	$608	0.19%
Interest-bearing transaction accounts	1,171,318	4,813	0.41%	1,088,678	5,774	0.53%	1,082,026	8,001	0.74%
Time deposits	329,355	3,165	0.96%	400,442	4,650	1.16%	456,692	6,586	1.44%
Borrowings	237,814	7,102	2.99%	272,744	9,233	3.39%	278,754	10,700	3.84%

Total interest-bearing liabilities	2,086,253	15,446	0.74%	2,092,510	20,111	0.96%	2,135,092	25,895	1.21%

Noninterest-bearing liabilities:
Demand deposits	474,579			422,568			359,915
Other liabilities	13,826			12,776			12,702
Stockholders’ equity	258,283			254,975			269,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,832,941			$2,782,829			$2,776,969

Net interest income/spread		96,494	3.55%		98,493	3.67%		100,836	3.76%
Tax equivalent basis adjustment		981			1,080			1,082

NET INTEREST INCOME		$95,513			$97,413			$99,754

Net interest margin(C)			3.70%			3.85%			3.95%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income on a tax equivalent basis divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $118.6 million in 2011 to $111.9 million in 2012, a decrease of $6.7 million, or 6%. The decrease in interest income was due to a 34 basis point decrease in the average yield on interest-earning assets, as a result of loans being refinanced at lower rates and lower yields on new loans and investments. The yield on average loans and leases at 4.85% in 2012 was 39 basis points lower than 2011. The yield on average taxable and tax-exempt investment securities decreased by 39 basis points to 1.97% and 40 basis points to 3.98%, respectively, in 2012.

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

Total interest expense decreased from $20.1 million in 2011 to $15.4 million in 2012, a decrease of $4.7 million, or 23%. Average interest-bearing liabilities decreased $6.3 million while the cost of those liabilities decreased from 0.96% in 2011 to 0.74% in 2012. The decrease in yield was due primarily to the continuing low rate environment and a $71.1 million reduction in higher yielding time deposits as customers preferred to keep their deposits in short-term transaction accounts. Additionally, higher yielding average borrowings decreased $34.9 million to $237.8 million in 2012. Contributing to the decrease in borrowings was a payment early in the fourth quarter of 2012 of a $25.8 million subordinated debenture with a yield of 7.535%. The decrease in time deposits and borrowings was offset by increases in savings accounts, interest-bearing transaction accounts, and non-interest bearing deposits of $17.1 million, $82.6 million, and $52.0 million, respectively.

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

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.70%, 3.85% and 3.95% for 2012, 2011 and 2010, respectively. The decrease in net interest margin from 2011 to 2012 and from 2010 to 2011 was primarily a result of the decrease in yield on interest-earning assets. The net interest margins for 2012, 2011 and 2010 would have been 3.78%, 3.94% and 4.02%, respectively, had all of the non-accrual loans performed in accordance with their terms.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and leases and net charge-offs and the results of independent third party loan review.

The provision for loan and lease losses decreased from $18.8 million in 2011 to $14.9 million in 2012. Net charge-offs decreased from $17.7 million or 0.89% of average loans and leases in 2011 to $14.4 million or 0.69% of average loans and leases in 2012. The lower provision resulted from a decline in non-performing assets and from lower charge-offs during 2012. During the second quarter of 2012, the Company sold a group of primarily non-performing loans with a net book value of $4.5 million and recorded a charge-off of $1.9 million.

The provision for loan and lease losses decreased from $19.3 million in 2010 to $18.8 million in 2011. Net charge-offs increased from $17.5 million or 0.88% of average loans and leases in 2010 to $17.7 million or 0.89% of average loans and leases in 2011.

Noninterest Income

Noninterest income increased $788,000, or 4%, to $18.9 million in 2012 compared to 2011. Service charges on deposit accounts at $10.5 million increased $242,000, or 2%, due primarily to the implementation of a new demand deposit pricing structure in the second quarter of 2012. Commissions and fees totaled $4.5 million in 2012 and were $788,000 or 21% higher than 2011 due to an increase in investment commission income and loan fees. Other income at $1.0 million in 2012 was $516,000 higher than 2011 primarily due to net gains recorded on the sale of bank owned properties in 2012. Gains on sales of investment securities and gains on leasing related assets decreased $180,000 and $499,000, respectively, from 2011 to 2012. The decline in gains on leasing related assets reflects the reduction in the leasing portfolio. Noninterest income represented 17% of total revenue in 2012.

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

Noninterest Expense

Noninterest expense totaling $67.7 million decreased $478,000 in 2012 compared to 2011. FDIC insurance expense at $2.2 million was $627,000 lower than the same period in 2011 as a result of changes made by the FDIC in the method of calculating assessment rates. Collection expense, legal expense and expenses on other real estate and other repossessed assets decreased $127,000, $456,000 and $681,000, respectively, compared to 2011, resulting from the decline in the Company’s non-performing assets. During the third quarter of 2011 the Company completed its core deposit intangible amortization, which resulted in a $577,000 decrease in that category. Marketing expense at $2.0 million decreased $375,000 or 16% due to the elimination of several marketing programs in 2012. Net occupancy expense at $7.1 million increased $204,000 compared to 2011 primarily as a result of increases in rental expense and depreciation expense for the new training and operations center, partially offset by a decline in snow removal expenses. Salaries and employee benefits at $38.6 million increased $2.1 million or 6% primarily due to normal salary increases, benefit increases and adjustments made to benefit plans to reflect the current interest rate environment.

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

The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding other real estate and other repossessed asset expense, long-term debt repayment fees, provision for unfunded lending commitments and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on securities). In 2012, the Company’s efficiency ratio on a tax equivalent basis was 58.33% compared to 56.87% in 2011 as a result of an increase in adjusted expenses and decline in revenue. The efficiency ratio was 56.4% in 2010.

	For the year ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Calculation of efficiency ratio (a non-GAAP measure)
Total non-interest expense	$67,673	$68,151	$70,405	$73,794	$60,071
Less:
Amortization of core deposit intangibles	—	(577)	(1,062)	(1,062)	(1,062)
Other real estate owned and other repossessed asset expense	(99)	(780)	(483)	(1,002)	(155)
Long-term debt prepayment fee	(782)	(800)	(1,835)	(3,075)	—
Provision for unfunded lending commitments	(93)	(375)	(195)	(58)	(76)

Non-interest expense, as adjusted	$66,699	$65,619	$66,830	$68,597	$58,778

Net interest income	$95,513	$97,413	$99,754	$93,379	$88,579
Noninterest income	18,905	18,117	19,268	18,857	17,611

Total revenue	114,418	115,530	119,022	112,236	106,190
Plus: Tax-equivalent adjustment on municipal securities	981	1,080	1,082	1,206	1,287
Less: Gains on sales of investment securities	(1,049)	(1,229)	(1,614)	(2,905)	(53)

Total revenue, as adjusted	$114,350	$115,381	$118,490	$110,537	$107,424

Efficiency ratio (Non-GAAP)	58.33%	56.87%	56.40%	62.06%	54.72%

Income Taxes

The Company’s effective income tax rate was 31.7%, 30.5% and 34.5%, in the years ended December 31, 2012, 2011 and 2010, respectively. The effective tax rate increased from 30.5% in 2011 to 31.7% in 2012 as a result of increased earnings and because of a reduction of tax advantaged items as a percent of pre-tax income. Tax advantaged items include interest income on tax-exempt securities and income on bank owned life insurance. The Company’s lower effective tax rate of 30.5% in 2011 compared to 2010 was driven by increased tax benefits attributable to the real estate investment trust (“REIT”) subsidiary established in December 2010.

Financial Condition

Total assets increased from $2.83 billion on December 31, 2011 to $2.92 billion on December 31, 2012, an increase of $92.8 million, or 3%. Total assets at year-end 2011 increased $33.3 million or 1% from year-end 2010.

Loans and Leases

Lakeland primarily serves Northern New Jersey and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast. All of its borrowers are U.S. residents or entities.

Gross loans and leases totaling $2.15 billion as of December 31, 2012, increased $105.9 million or 5% compared to 2011. The increase in gross loans and leases is due primarily to increases in commercial loans secured by real estate and residential mortgages, which was partially offset by a decrease in real estate construction loans. Commercial loans secured by real estate increased from $1.01 billion in 2011 to $1.13 billion in 2012, an increase of $112.2 million, or 11%. Residential mortgages at $423.3 million increased $17.0 million or 4% compared to 2011. Real estate construction loans, which include commercial construction loans, at $46.3 million decreased $32.9 million or 42%. Total loans and leases at $2.04 billion as of December, 31 2011 increased $29.0 million, or 1% compared to December 31, 2010 primarily due to increases in commercial loans secured by real estate and commercial and industrial loans, which increased $42.7 million and $15.7 million, respectively, partially offset by a $38.3 million decline in leases, including leases held for sale.

The following table sets forth the classification of Lakeland’s gross loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Commercial, secured by real estate	$1,125,137	$1,012,982	$970,240	$914,223	$815,237
Commercial, industrial and other	216,129	209,915	194,259	172,744	143,383
Leases	26,781	28,879	65,640	113,160	311,463
Leases held for sale	—	—	1,517	7,314	—
Real estate—residential mortgage	423,262	406,222	403,561	382,750	342,660
Real estate—construction	46,272	79,138	70,775	108,338	102,219
Home equity and consumer	309,626	304,190	306,322	315,598	315,704

	2,147,207	2,041,326	2,012,314	2,014,127	2,030,666
Plus deferred costs (fees)	(364)	249	2,303	2,908	4,165

Loans and leases net of deferred costs (fees)	$2,146,843	$2,041,575	$2,014,617	$2,017,035	$2,034,831

At December 31, 2012, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth maturities and sensitivity to changes in interest rates in commercial loans in the Company’s loan portfolio at December 31, 2012:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Commercial, secured by real estate	$88,554	$196,333	$840,250	$1,125,137
Commercial, industrial and other	110,938	74,971	30,220	216,129
Real estate—construction	19,887	8,144	18,241	46,272

Total	$219,379	$279,448	$888,711	$1,387,538

Predetermined rates	$30,094	$194,830	$109,125	$334,049
Floating or adjustable rates	189,285	84,618	779,586	1,053,489

Total	$219,379	$279,448	$888,711	$1,387,538

Risk Elements

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time principal and interest have been in default for a period of 90 days or more, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally placed on non-accrual status and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.

The following schedule sets forth certain information regarding Lakeland’s non-accrual (including troubled debt restructurings that are on non-accrual) and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	At December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Commercial, secured by real estate	$10,511	$16,578	$12,905	$20,811	$2,642
Commercial, industrial, and other	1,476	4,608	1,702	2,047	839
Leases, including leases held for sale	32	575	6,277	3,511	8,463
Real estate—residential mortgage	8,733	11,610	12,834	5,465	1,475
Real estate-construction	4,031	12,393	6,321	4,987	2,392
Home equity and consumer	3,197	3,252	2,930	1,890	733

Total non-accrual loans and leases	27,980	49,016	42,969	38,711	16,544
Other real estate and other repossessed assets	529	1,182	1,592	1,864	3,997

TOTAL NON-PERFORMING ASSETS	$28,509	$50,198	$44,561	$40,575	$20,541

Non-performing assets as a percent of total assets	0.98%	1.78%	1.60%	1.49%	0.78%

Loans and leases past due 90 days or more and still accruing	$1,437	$1,367	$1,218	$1,437	$825

Troubled debt restructurings, still accruing	$7,336	$8,856	$9,073	$3,432	$—

Non-accrual loans and leases decreased to $28.0 million on December 31, 2012 from $49.0 million at December 31, 2011. Non-performing assets decreased in all categories. Commercial secured by real estate; commercial, industrial and other; construction real estate and residential mortgages decreased $6.1 million, $3.1 million, $8.4 million and $2.9 million, respectively.

Commercial loan non-accruals included 5 loan relationships between $500,000 and $1.0 million totaling $3.4 million, and 5 loan relationships exceeding $1.0 million totaling $6.6 million. The largest of the commercial loan non-accruals was $2.1 million. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $3.4 million and $4.6 million in troubled debt restructurings for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, Lakeland had $7.3 million in loans that were restructured and still accruing. Restructured loans are those loans where Lakeland has granted concessions to the borrower in payment terms in rate and/or in maturity as a result of the financial condition of the borrower.

For 2012, the gross interest income that would have been recorded, had the loans and leases classified at year-end as non-accrual been performing in conformance with their original terms, is approximately $2.8 million. The amount of interest income actually recorded on those loans and leases for 2012 was $724,000. The resultant loss of $2.1 million for 2012 compares with prior year losses of $2.4 million for 2011 and $1.8 million for 2010.

As of December 31, 2012, Lakeland had impaired loans and leases totaling $31.5 million (consisting primarily of non-accrual and restructured loans and leases), compared to $43.1 million at December 31, 2011. The valuation allowance of these loans and leases is based primarily on the fair value of the underlying collateral. Based upon such evaluation, $873,000 has been allocated to the allowance for loan and lease losses for impairment at December 31, 2012 compared to $805,000 at December 31, 2011. At December 31, 2012, Lakeland also had $42.7 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $41.7 million at December 31, 2011.

There were no additional loans or leases at December 31, 2012, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2012, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$28,416	$27,331	$25,563	$25,053	$14,689

Loans and leases charged off:
Commercial, secured by real estate	7,287	5,352	7,510	2,524	95
Commercial, industrial and other	949	5,249	3,298	2,632	379
Leases	999	2,858	4,307	22,972	11,211
Leases held for sale	—	—	—	22,122	—
Real estate—residential mortgage	1,822	1,772	397	433	123
Real estate-construction	2,888	3,636	1,756	200	119
Home equity and consumer	2,074	3,010	2,250	2,499	2,044

Total loans and leases charged off	16,019	21,877	19,518	53,382	13,971

Recoveries:
Commercial, secured by real estate	280	2,084	134	135	24
Commercial, industrial and other	428	439	62	134	17
Leases	504	1,206	1,391	1,777	150
Real estate—residential mortgage	66	32	7	—	—
Real estate-construction	43	67	—	—	38
Home equity and consumer	306	318	411	231	376

Total Recoveries	1,627	4,146	2,005	2,277	605

Net charge-offs:	14,392	17,731	17,513	51,105	13,366
Provision for loan and lease losses charged to operations	14,907	18,816	19,281	51,615	23,730

Ending balance	$28,931	$28,416	$27,331	$25,563	$25,053

Ratio of net charge-offs to average loans and leases outstanding:
Including charge down of leases held for sale	0.69%	0.89%	0.88%	2.55%	0.68%
Excluding charge down of leases held for sale	0.69%	0.89%	0.88%	1.44%	0.68%
Ratio of allowance at end of year as a percentage of year-end total loans and leases	1.35%	1.39%	1.36%	1.27%	1.23%

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

While the overall balance of the allowance for loan losses increased slightly at December 31, 2012 compared to levels at December 31, 2011, the components of the allowance changed to reflect the changes both in the portfolios and in the levels of non-performing loans within the portfolio segments. The allowance for loan and leases losses for the leasing portfolio declined from $688,000 to $578,000 to reflect the continuing decline in the size of the leasing portfolio and the decline in net charge-offs and non-performing loans in that portfolio. The decline in the allowance for the real estate-construction segment reflected both a decline in non-performing loans from $12.4 million at year-end 2011 to $4.0 million at December 31, 2012 as well as a decline in the overall portfolio from $79.1 million at year-end 2011 to $46.3 million at December 31, 2012. The allowance for loan and leases losses for the home equity and consumer portfolio declined from $3.1 million to $2.8 million due primarily to a decrease in net charge-offs. The allowance for loan and lease losses increased for both commercial loans and residential mortgages because those were the areas where the Company experienced the most growth and because of continuing economic pressures on the real estate market in the Northeast.

Non-performing loans and leases decreased from $49.0 million on December 31, 2011 to $28.0 million on December 31, 2012 and the allowance for loan and lease losses was 1.35% of total loans and leases on December 31, 2012 compared to 1.39% of total loans and leases on December 31, 2011. As discussed above, the decrease in non-accruals was in all categories. Management believes, based on appraisals and estimated selling costs that the majority of these loans are well secured and reserves on these loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2012. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans and leases that the Company has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans and leases in each category as well as historical trends.

	At December 31,
	2012		2011		2010		2009		2008
	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category
	(in thousands)
Commercial, secured by real estate(1)	$16,258	52.4%	$16,618	49.6%	$11,366	48.2%	$9,285	45.4%	$8,954	40.2%
Commercial, industrial and other(1)	5,103	10.1%	3,477	10.3%	5,113	9.7%	4,647	8.6%	—	7.1%
Leases	578	1.2%	688	1.4%	3,477	3.3%	4,308	6.0%	11,212	15.3%
Real estate—residential mortgage	3,568	19.7%	3,077	19.9%	2,628	20.1%	1,286	19.0%	626	16.9%
Real estate—construction	587	2.2%	1,424	3.9%	2,176	3.5%	3,198	5.4%	2,054	5.0%
Home equity and consumer	2,837	14.4%	3,132	14.9%	2,571	15.2%	2,839	15.6%	2,207	15.5%

	$28,931	100.0%	$28,416	100.0%	$27,331	100.0%	$25,563	100.0%	$25,053	100.0%

(1)	Data related to the allocation of the allowance for loan and lease losses between commercial loan categories was not available prior to 2009.

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

	December 31,
	2012	2011	2010
	(in thousands)
U.S. Treasury and U.S. government agencies	$102,660	$52,608	$112,293
Mortgage-backed securities, residential	278,624	370,101	326,626
Mortgage-backed securities, multifamily	1,421	—	—
Obligations of states and political subdivisions	77,421	76,528	66,784
Equity securities	15,516	23,132	24,536
Other debt securities	14,993	21,275	23,441

	$490,635	$543,644	$553,680

The Company does not own any collateralized debt obligations, pooled trust preferred securities or preferred stock with the Federal National Mortgage Association or the Federal Home Loan Mortgage Association. All of the Company’s mortgage-backed securities are issued by U.S. Government or U.S. Government sponsored entities.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2012, at fair value:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$5,138	$32,678	$48,755	$—	$86,571
Yield	0.48%	0.97%	1.36%	—%	1.16%
Mortgage-backed securities, residential
Amount	104	382	27,418	211,655	239,559
Yield	3.10%	5.35%	2.22%	1.73%	1.79%
Obligations of states and political subdivisions
Amount	2,720	11,760	21,407	2,733	38,620
Yield	2.13%	3.24%	3.64%	2.52%	3.33%
Other debt securities
Amount	—	12,022	602	820	13,444
Yield	—%	1.83%	1.92%	1.11%	1.79%
Other equity securities
Amount	15,516	—	—	—	15,516
Yield	2.20%	—%	—%	—%	2.20%

Total securities
Amount	$23,478	$56,842	$98,182	$215,208	$393,710
Yield	1.82%	1.65%	2.10%	1.74%	1.82%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2012, at amortized cost:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$—	$—	$16,089	$—	$16,089
Yield	—%	—%	1.77%	—%	1.77%
Mortgage-backed securities, residential
Amount	26	3	2,316	36,720	39,065
Yield	3.14%	2.24%	4.54%	2.15%	2.29%
Mortgage-backed securities, multifamily
Amount	—	—	1,421	—	1,421
Yield	—%	—%	1.64%	—%	1.64%
Obligations of states and political subdivisions
Amount	14,416	13,369	7,821	3,195	38,801
Yield	2.04%	5.04%	3.80%	3.09%	3.51%
Other debt securities
Amount	—	503	1,046	—	1,549
Yield	—%	5.04%	5.66%	—%	5.46%

Total securities
Amount	$14,442	$13,875	$28,693	$39,915	$96,925
Yield	2.04%	5.04%	2.68%	2.23%	2.74%

Other Assets

Other assets decreased from $28.4 million at December 31, 2011 to $23.1 million at December 31, 2012 primarily due to a decline in the prepaid FDIC assessment of $2.0 million, a decrease in net deferred taxes of $1.2 million, a $807,000 sale of land held for sale at the parent company and a $774,000 reduction in common shares related to the redemption of Lakeland Bancorp Capital Trust III.

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2012 will be realized.

Deposits

Total deposits increased from $2.25 billion on December 31, 2011 to $2.37 billion on December 31, 2012, a $121.3 million, or 5%, increase. Noninterest bearing deposits totaling $498.1 million increased $48.5 million, or 11%, from 2011. Savings and interest-bearing transaction accounts increased from $1.44 billion to $1.57 billion, an increase of $128.6 million, or 9%. Total core deposits, which are defined as noninterest-bearing deposits and savings and interest-bearing transaction accounts, increased from $1.89 billion on December 31, 2011 to $2.07 billion on December 31, 2012, an increase of $177.1 million, or 9%. Core deposits represent 87% of total deposits at December 31, 2012 compared to 84% at the end of 2011. Total time deposits decreased from $359.6 million on December 31, 2011 to $303.8 million on December 31, 2012, a decrease of $55.8 million, or 16%. Time deposits have decreased as a result of the continuing low rate environment where depositors prefer to keep their deposits in liquid transaction accounts versus long-term accounts.

On December 31, 2012, the FDIC’s Transaction Account Guarantee program (TAG) expired. This program insured all non-interest bearing deposits regardless of the size of the account balances. The bank has not experienced a significant decline in non-interest bearing deposit balances since the program ended.

Total deposits increased from $2.20 billion on December 31, 2010 to $2.25 billion on December 31, 2011, an increase of $53.8 million, or 2%.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$474,579	—%	$422,568	—%	$359,915	—%
Interest-bearing transaction accounts	1,171,318	0.41%	1,088,678	0.53%	1,082,026	0.74%
Savings	347,766	0.11%	330,646	0.14%	317,620	0.19%
Time deposits	329,355	0.96%	400,442	1.16%	456,692	1.44%

Total	$2,323,018	0.36%	$2,242,334	0.49%	$2,216,253	0.69%

As of December 31, 2012, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$31,568
Over 3 through 6 months	21,187
Over 6 through 12 months	37,740
Over 12 months	25,019

Total	$115,514

Derivatives

The Company enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. The Company’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. Further discussion of the Company’s financial derivatives is set forth in Note 17 to the Consolidated Financial Statements.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $48.6 million in 2012 compared to $49.9 million and $56.0 million in 2011 and 2010, respectively.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2012, Lakeland generated $121.3 million in deposit growth.

•

Sales of securities and overnight funds. At year-end 2012, the Company had $393.7 million in securities designated “available for sale.” Of these securities, $293.1 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on December 31, 2012. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $72.0 million at December 31, 2012. Lakeland also has the ability to utilize an unsecured line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2012.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for year ended December 31, 2012 follows.

Cash and cash equivalents totaling $107.5 million on December 31, 2012, increased $35.0 million from December 31, 2011. Operating activities provided $48.6 million in net cash. Investing activities used $82.5 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $68.9 million in net cash, reflecting a net increase of $121.3 million in deposits, $25.0 million in net proceeds on the issuance of stock, and a $45.2 million increase in federal funds purchased and securities sold under agreements to repurchase. These increases were partially offset by net repayments of $70.0 million in other borrowings, the redemption of $19.0 million in preferred stock and a $25.0 million net redemption of subordinated debentures.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2012. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

	Total	Payment due period
(dollars in thousands)		Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$20,156	$2,209	$4,151	$3,006	$10,790
Benefit plan commitments	4,778	185	355	368	3,870
Remaining contractual maturities of time deposits	303,792	231,326	61,219	10,403	844
Subordinated debentures	51,548	—	—	—	51,548
Loan commitments	430,641	351,018	49,382	843	29,398
Other borrowings	85,000	—	10,000	30,000	45,000
Interest on other borrowings*	42,593	3,903	7,562	6,566	24,562
Standby letters of credit	7,922	5,166	2,676	—	80

Total	$946,430	$593,807	$135,345	$51,186	$166,092

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.89%.

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2013 (the base case) is $96.3 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
December 31, 2012	-4.9%	-2.2%
December 31, 2011	-4.0%	-2.8%

In 2012, the ALCO expanded its policy review of interest rate risk to include policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy Limit	-20.0%	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%
December 31, 2012	-8.7%	-6.4%	-4.2%	-2.1%	-4.1%	-4.6%	-4.6%	-4.6%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2012 (the base case) was $345.4 million. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-35.0%	-25.0%			-25.0%	-35.0%
December 31, 2012	-14.6%	-7.4%	-2.3%	-5.1%	-8.9%	-7.8%
December 31, 2011	-14.1%	-7.2%	-0.7%	-6.4%	-12.9%	-13.9%

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

Capital Resources

Stockholders’ equity increased from $259.8 million on December 31, 2011 to $280.9 million on December 31, 2012. The increase in stockholders’ equity from December 31, 2011 to December 31, 2012 was primarily due to $21.7 million in net income and the Company’s sale of an aggregate of 2,667,253 shares of common stock at $9.65 per share, which resulted in net proceeds of $25.0 million. Partially offsetting net income and the sale of common stock was the $19.0 million redemption of preferred stock, the warrant repurchase totaling $2.8 million and payment of dividends on common and preferred stock of $5.9 million. For more information on the redemption of preferred stock, please see Note 7 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $8.99 on December 31, 2011 to $9.45 on December 31, 2012 primarily as a result of net income and the Company’s sale of common stock as previously mentioned. Book value per common share was $8.40 on December 31, 2010. Tangible book value per share increased from $5.75 on December 31, 2011 to $6.52 on December 31, 2012. For more information see “Non-GAAP Financial Measures.”

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

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2012 and 2011:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2012	2011	2012	2011	2012	2011
Capital Ratios:
The Company	8.62%	8.33%	11.52%	11.23%	12.77%	13.39%
Lakeland Bank	7.98%	8.40%	10.66%	11.33%	11.92%	12.59%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

In June 2012, the Board of Governors of the Federal Reserve Bank, the FDIC, and the OCC approved three notices of proposed rulemaking (NPRs) that would significantly revise the regulatory capital requirements, implement the Basel III capital reforms and incorporate various Dodd-Frank capital provisions. The Company is currently evaluating the effect these NPRs, if adopted, will have on the Company.

Subsequent Event

On January 28, 2013, the Company entered into an agreement and Plan of Merger (the Merger Agreement) with Somerset Hills Bancorp, pursuant to which Somerset Hills Bancorp will merge with and into the Company. The Merger Agreement provides that the shareholders of Somerset Hills Bancorp will receive, at their election, for each outstanding share of Somerset Hills Bancorp common stock that they own at the effective time of the merger, either 1.1962 shares of Lakeland Bancorp common stock or $12.00 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration will be shares of Lakeland Bancorp common stock and 10% will be cash. Lakeland Bancorp expects to issue an aggregate of 5,780,883 shares of its common stock in the merger, and will also assume outstanding Somerset Hills Bancorp stock options (which will be converted into options to purchase Lakeland Bancorp common stock). The transaction is valued at approximately $64.4 million in the aggregate (excluding the assumption of stock options), or $12.00 per share. As of December 31, 2012, Somerset Hills Bancorp had consolidated total assets, total loans, total deposits and total stockholders’ equity of $368.9 million, $241.9 million, $320.2 million and $41.8 million, respectively. Somerset Hills Bancorp had net income of $3.4 million for the year ended December 31, 2012.

The transaction has been approved by the board of directors of each of Lakeland Bancorp and Somerset Hills Bancorp. Subject to approval of the shareholders of Somerset Hills Bancorp and Lakeland Bancorp, regulatory approvals and other customary closing conditions, the Company anticipates completing the merger in the second or third quarter of 2013.

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

	December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period—GAAP	$280,867	$241,303	$223,235	$211,963	$220,941
Less:
Goodwill	87,111	87,111	87,111	87,111	87,111
Other identifiable intangible assets, net	—	—	578	1,640	2,701

Total tangible common stockholders’ equity at end of period—Non-GAAP	$193,756	$154,192	$135,546	$123,212	$131,129

Shares outstanding at end of period (1)	29,726	26,836	26,588	26,319	26,115

Book value per share—GAAP (1)	$9.45	$8.99	$8.40	$8.05	$8.46

Tangible book value per share—Non-GAAP (1)	$6.52	$5.75	$5.10	$4.68	$5.02

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period—Non-GAAP	$193,756	$154,192	$135,546	$123,212	$131,129

Total assets at end of period—GAAP	$2,918,703	$2,825,950	$2,792,674	$2,723,968	$2,642,625
Less:
Goodwill	87,111	87,111	87,111	87,111	87,111
Other identifiable intangible assets, net	—	—	578	1,640	2,701

Total tangible assets at end of period—Non-GAAP	$2,831,592	$2,738,839	$2,704,985	$2,635,217	$2,552,813

Common equity to assets—GAAP	9.62%	8.54%	7.99%	7.78%	8.36%

Tangible common equity to tangible assets—Non-GAAP	6.84%	5.63%	5.01%	4.68%	5.14%

(1)	Adjusted for 5% stock dividends in 2012 and 2011.

	For the years ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Calculation of return on average tangible common equity
Net income (loss)—GAAP	$21,742	$19,851	$19,211	$(5,396)	$15,165

Total average common stockholders’ equity—GAAP	$256,364	$232,711	$220,796	$217,062	$216,931
Less:
Average goodwill	87,111	87,111	87,111	87,111	87,111
Average other identifiable intangible assets, net	—	166	1,120	2,182	3,247

Total average tangible common stockholders’ equity—Non GAAP	$169,253	$145,434	$132,565	$127,769	$126,573

Return on average common stockholders’ equity—GAAP	8.48%	8.53%	8.70%	-2.49%	6.99%

Return on average tangible common stockholders’ equity—Non-GAAP	12.85%	13.65%	14.49%	-4.22%	11.98%

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

In December 2011, the FASB issued accounting guidance regarding disclosures about offsetting assets and liabilities. The scope of this accounting guidance was further clarified by the FASB on January 1, 2013. This guidance affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with U.S. GAAP or (2) subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8—Financial Statements and Supplementary Data.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(dollars in thousands)
ASSETS
Cash	$100,926	$60,688
Interest-bearing deposits due from banks	6,619	11,870

Total cash and cash equivalents	107,545	72,558
Investment securities, available for sale, at fair value	393,710	463,611
Investment securities, held to maturity, at amortized cost with fair value of $99,784 in 2012 and $74,274 in 2011	96,925	71,700
Federal Home Loan Bank Stock, at cost	5,382	8,333
Loans, net of deferred costs (fees)	2,146,843	2,041,575
Less: allowance for loan and lease losses	28,931	28,416

Net loans	2,117,912	2,013,159
Premises and equipment—net	33,280	27,917
Accrued interest receivable	7,643	8,369
Goodwill	87,111	87,111
Bank owned life insurance	46,143	44,760
Other assets	23,052	28,432

TOTAL ASSETS	$2,918,703	$2,825,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$498,066	$449,560
Savings and interest-bearing transaction accounts	1,569,139	1,440,541
Time deposits under $100 thousand	188,278	211,797
Time deposits $100 thousand and over	115,514	147,755

Total deposits	2,370,997	2,249,653
Federal funds purchased and securities sold under agreements to repurchase	117,289	72,131
Other borrowings	85,000	155,000
Subordinated debentures	51,548	77,322
Other liabilities	13,002	12,061

TOTAL LIABILITIES	2,637,836	2,566,167

STOCKHOLDERS’ EQUITY
Preferred stock, Series A, no par value, $1,000 liquidation value, authorized 1,000,000 shares; issued 0 shares at December 31, 2012 and 19,000 at December 31, 2011	—	18,480
Common stock, no par value; authorized 40,000,000 shares; issued shares, 29,941,967 at December 31,2012 and 27,275,480 at December 31, 2011; outstanding shares, 29,725,890 at December 31, 2012 and 26,836,140 at December 31, 2011	303,794	270,044
Accumulated Deficit	(24,145)	(26,061)
Treasury stock, at cost, 216,077 shares in 2012 and 439,340 shares in 2011	(2,718)	(5,551)
Accumulated other comprehensive gain	3,936	2,871

TOTAL STOCKHOLDERS’ EQUITY	280,867	259,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,918,703	$2,825,950

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$100,513	$104,585	$111,584
Federal funds sold and interest-bearing deposits with banks	51	51	121
Taxable investment securities and other	8,574	10,882	11,934
Tax-exempt investment securities	1,821	2,006	2,010

TOTAL INTEREST INCOME	110,959	117,524	125,649

INTEREST EXPENSE
Deposits	8,344	10,878	15,195
Federal funds purchased and securities sold under agreements to repurchase	79	88	127
Other borrowings	7,023	9,145	10,573

TOTAL INTEREST EXPENSE	15,446	20,111	25,895

NET INTEREST INCOME	95,513	97,413	99,754
Provision for loan and lease losses	14,907	18,816	19,281

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	80,606	78,597	80,473
NONINTEREST INCOME
Service charges on deposit accounts	10,504	10,262	10,278
Commissions and fees	4,491	3,703	3,533
Gains on sales and calls of investment securities, net	1,049	1,229	1,742
Other-than-temporary impairment loss on securities	—	—	(128)
Income on bank owned life insurance	1,344	1,423	1,516
Gains on leasing related assets, net	475	974	1,580
Other income	1,042	526	747

TOTAL NONINTEREST INCOME	18,905	18,117	19,268

NONINTEREST EXPENSE
Salaries and employee benefits	38,586	36,500	36,086
Net occupancy expense	7,089	6,885	6,735
Furniture and equipment	4,751	4,726	4,867
Stationery, supplies and postage	1,415	1,396	1,636
Marketing expense	2,034	2,409	2,700
Core deposit intangible amortization	—	577	1,062
FDIC insurance expense	2,163	2,790	3,764
Collection expense	216	343	592
Legal expense	1,236	1,692	1,698
Other real estate and repossessed asset expense	99	780	483
Long-term debt prepayment fee	782	800	1,835
Other expenses	9,302	9,253	8,947

TOTAL NONINTEREST EXPENSE	67,673	68,151	70,405

Income before provision for income taxes	31,838	28,563	29,336
Provision for income taxes	10,096	8,712	10,125

NET INCOME	$21,742	$19,851	$19,211

Dividends on Preferred Stock and Accretion	$620	$2,167	$3,987

Net Income Available to Common Stockholders	$21,122	$17,684	$15,224

PER SHARE OF COMMON STOCK:
Basic earnings	$0.76	$0.66	$0.57

Diluted earnings	$0.76	$0.66	$0.57

Cash dividends	$0.25	$0.23	$0.19

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
NET INCOME	$21,742	$19,851	$19,211

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) during period	1,728	5,445	(64)
Less: reclassification for gains included in net income	682	799	1,049
Change in pension liability, net	19	(102)	97

Other Comprehensive Income (Loss)	1,065	4,544	(1,016)

TOTAL COMPREHENSIVE INCOME	$22,807	$24,395	$18,195

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

	Common stock		Series A Preferred Stock	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE DECEMBER 31, 2009	24,740,564	259,521	56,023	(34,961)	(11,940)	(657)	267,986

Net Income	—	—	—	19,211	—	—	19,211
Other comprehensive loss, net of tax	—	—	—	—	—	(1,016)	(1,016)
Preferred dividends	—	—	—	(2,536)	—	—	(2,536)
Accretion of discount	—	—	1,451	(1,451)	—	—	—
Stock based compensation	—	538	—	—	—	—	538
Redemption of preferred stock	—	—	(20,000)	—	—	—	(20,000)
Stock dividend	1,237,028	13,224	—	(13,224)	—	—	—
Issuance of restricted stock awards	—	(476)	—	—	476	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(516)	—	(864)	1,437	—	57
Exercise of stock options, net of excess tax benefits	—	(696)	—	—	1,344	—	648
Cash dividends, common stock	—	—	—	(4,179)	—	—	(4,179)

BALANCE DECEMBER 31, 2010	25,977,592	$271,595	$37,474	$(38,004)	$(8,683)	$(1,673)	$260,709

Net Income	—	—	—	19,851	—	—	19,851
Other comprehensive income, net of tax	—	—	—	—	—	4,544	4,544
Preferred dividends	—	—	—	(1,161)	—	—	(1,161)
Accretion of discount	—	—	1,006	(1,006)	—	—	—
Stock based compensation	—	627	—	—	—	—	627
Redemption of preferred stock	—	—	(20,000)	—	—	—	(20,000)
Adjustment for stock dividend	(944)	(309)	—	309	—	—	—
Issuance of restricted stock awards	—	(1,262)	—	—	1,262	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(520)	—	(1,009)	1,714	—	185
Exercise of stock options, net of excess tax benefits	—	(87)	—	—	156	—	69
Cash dividends, common stock	—	—	—	(5,041)		—	(5,041)

BALANCE DECEMBER 31, 2011	25,976,648	$270,044	$18,480	$(26,061)	$(5,551)	$2,871	$259,783

Net Income	—	—	—	21,742	—	—	21,742
Other comprehensive income, net of tax	—	—	—	—	—	1,065	1,065
Preferred dividends	—	—	—	(100)	—	—	(100)
Accretion of discount	—	—	520	(520)	—	—	—
Stock based compensation	—	746	—	—	—	—	746
Redemption of preferred stock	—	—	(19,000)	—	—	—	(19,000)
Warrant repurchase	—	(2,800)	—	—	—	—	(2,800)
Stock dividend	1,298,066	12,345	—	(12,345)	—	—	—
Stock issuance, net of expenses	2,667,253	25,040	—	—	—	—	25,040
Issuance of restricted stock awards	—	(1,153)	—	—	1,153	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(432)	—	(1,088)	1,680	—	160
Exercise of stock options, net of excess tax benefits	—	4	—	—	—	—	4
Cash dividends, common stock	—	—	—	(5,773)	—	—	(5,773)

BALANCE December 31, 2012	29,941,967	$303,794	$—	$(24,145)	$(2,718)	$3,936	$280,867

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,742	$19,851	$19,211
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	6,125	6,519	4,404
Depreciation and amortization	3,067	2,904	3,061
Amortization of intangible assets	—	577	1,062
Provision for loan and lease losses	14,907	18,816	19,281
Stock based compensation	746	627	538
Gains on securities, net	(1,049)	(1,229)	(1,742)
Other-than-temporary impairment loss on securities	—	—	128
Gains on leases	(471)	(1,026)	(772)
Writedown of other repossessed assets	—	230	—
(Gains) losses on other real estate and other repossessed assets	(47)	115	(808)
Gain on sale of premises and equipment	(201)	(167)	(48)
Deferred tax provision	576	172	547
Decrease in other assets	2,107	2,162	11,105
Increase in other liabilities	1,089	379	23

NET CASH PROVIDED BY OPERATING ACTIVITIES	48,591	49,930	55,990

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	117,130	161,241	160,581
Held to maturity	26,070	20,057	26,054
Proceeds from sales of securities:
Available for sale	97,824	92,409	76,048
Purchase of securities:
Available for sale	(144,652)	(234,230)	(349,357)
Held to maturity	(54,510)	(26,834)	(10,939)
Net decrease (increase) in Federal Home Loan Bank Stock	2,951	1,530	(2,654)
Proceeds from sales of leases	—	16,433	1,077
Net increase in loans and leases	(120,870)	(64,403)	(19,057)
Proceeds from dispositions of premises and equipment	749	325	288
Capital expenditures	(8,978)	(3,425)	(1,659)
Proceeds from sales of other real estate and other repossessed assets	1,768	2,548	4,133

NET CASH USED IN INVESTING ACTIVITIES	(82,518)	(34,349)	(115,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	121,344	53,764	38,702
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	45,158	20,008	(11,549)
Proceeds from other borrowings	280,000	140,000	90,000
Repayments of other borrowings	(350,000)	(180,000)	(40,900)
Issuance of stock to Dividend Reinvestment and Stock Purchase Plan	160	185	57
Proceeds on issuance of stock, net	25,040	—	—
Redemption of subordinated debentures, net	(25,000)	—	—
Redemption of preferred stock and common stock warrant	(21,800)	(20,000)	(20,000)
Exercise of stock options	—	72	627
Excess tax benefits	4	(3)	21
Dividends paid on preferred stock	(219)	(1,286)	(2,669)
Dividends paid on common stock	(5,773)	(5,041)	(4,179)

NET CASH PROVIDED BY FINANCING ACTIVITIES	68,914	7,699	50,110

Net increase (decrease) in cash and cash equivalents	34,987	23,280	(9,385)
Cash and cash equivalents, beginning of year	72,558	49,278	58,663

CASH AND CASH EQUIVALENTS, END OF YEAR	$107,545	$72,558	$49,278

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

Lakeland operates as a commercial bank offering a wide variety of commercial loans and leases and, to a lesser degree, consumer credits. Its primary strategic aim is to establish a reputation and market presence as the “small and middle market business bank” in its principal markets. Lakeland funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, it originates residential mortgage loans, and services such loans which are owned by other investors. Lakeland also has an equipment finance division which provides equipment lease financing primarily to small and medium sized business clients and an asset based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers.

The Company and Lakeland are subject to regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, Lakeland’s business is particularly susceptible to being affected by state and federal legislation and regulations.

Certain reclassifications have been made to prior period financial statements to conform to the 2012 persentation.

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

The Company evaluates the portfolio for impairment each quarter. In estimating other-than-temporary losses, the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company is more likely than not to sell the security before recovery of its cost basis. If a security has been impaired for more than twelve months, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.

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

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time principal and interest have been in default for a period of 90 days or more, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and management’s knowledge of the specific circumstances warrant continued accrual. Consumer loans are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.

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

Loans are classified as troubled debt restructured loans in cases where borrowers experience financial difficulties and the Company makes certain concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, a moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. Nonetheless, restructured loans are classified as impaired loans.

Once an obligation has been restructured because of credit problems, it continues to be considered restructured until paid in full or if all of the following conditions are met: (1) the financial problems of the borrower have been cured; (2) the obligation is returned to a market rate and term; and (3) there has been performance for the longer of the next annual reporting period or six consecutive months. If an obligation has been restructured, it will continue to be classified as impaired until the obligation is fully repaid.

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also analyzes historical losses by loan and lease category, and considers the resulting loss rates when determining the reserves on current loan and lease total amounts. Loss reserves for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

The Company transfers leases to held for sale status when it identifies leases that it intends to sell. At that time, the specific leases are written down to the lower of cost or market value by recording a charge to the allowance for loan and lease losses. Market indications are derived from sale price indications from potential buyers and based on recent sale prices of prior lease pools adjusted for differences in types of collateral and other characteristics. Subsequent declines in fair market value are recorded as a loss on leasing related assets in the statement of operations. The Company has no leases designated as held for sale at this time.

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

Other Real Estate Owned and Other Repossessed Assets

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure (or deed-in-lieu-of-foreclosure), are carried at fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense. An allowance for OREO or other repossessed assets is established, through charges to expense, to maintain properties at fair value less estimated costs to sell. Operating results of OREO and other repossessed assets, including rental income and operating expenses, are included in other expenses.

Mortgage Servicing

The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2012 and 2011, Lakeland was servicing approximately $27.9 million and $30.3 million, respectively, of loans for others.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP which requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitization of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments. No mortgage loans were identified as held for sale as of December 31, 2012 and 2011.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company-put presumptively beyond the reach of the transferor and its creditors even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Customer Derivatives

The Company enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. The Company’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. Further discussion of the Company’s financial derivatives is set forth Note 17 to the Consolidated Financial Statements.

The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income on the consolidated statement of operations.

Restrictions On Cash And Due From Banks

Lakeland is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank of New York in a noninterest bearing account. The amounts of those reserves at December 31, 2012 and 2011 were approximately $428,000 and $325,000, respectively.

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

Stock-Based Compensation

The Company’s shareholders approved the 2009 Equity Compensation Program, which authorizes the granting of incentive stock options, supplemental stock options, restricted shares and restricted stock units to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes the issuance of up to 2.2 million shares in connection with options and awards granted under the 2009 program. The Company’s stock option grants under this plan expire 10 years from the date of grant, ninety days after termination of service other than for cause, or one year after death or disability of the grantee. The Company currently has no option or restricted stock awards with market or performance conditions attached to them.

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company, which includes those employees serving as officers and directors of the Company. The plan authorized 2,488,748 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company has no option or restricted stock awards with market or performance conditions attached to them. The Company generally issues shares for option exercises from its treasury stock using the cost method. No further awards will be granted from the 2000 program.

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. The following shows supplemental non-cash investing and financing activities for the periods presented:

	2012	2011	2010
	(in thousands)
Transfer of loans and leases receivable to other real estate owned and other repossessed assets	$1,068	$2,482	$3,052
Cash paid for income taxes	9,382	8,874	6,460
Cash paid for interest	16,334	20,366	26,508
Transfer of leases from held for sale to held for investment	—	1,517	1,888

Comprehensive Income

The Company reports comprehensive income in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

	Year ended December 31, 2012
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$2,697	$(969)	$1,728
Less reclassification adjustment for net gains realized in net income	1,049	(367)	682

Net unrealized gains on available for sale securities	1,648	(602)	1,046
Change in pension liabilities	30	(11)	19

Other comprehensive income, net	$1,678	$(613)	$1,065

	Year ended December 31, 2011
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$8,600	$(3,155)	$5,445
Less reclassification adjustment for net gains realized in net income	1,229	(430)	799

Net unrealized gains on available for sale securities	7,371	(2,725)	4,646
Change in pension liabilities	(176)	74	(102)

Other comprehensive income, net	$7,195	$(2,651)	$4,544

	Year ended December 31, 2010
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(139)	$75	$(64)
Less reclassification adjustment for net gains realized in net income	1,614	(565)	1,049

Net unrealized losses on available for sale securities	(1,753)	640	(1,113)
Change in pension liabilities	161	(64)	97

Other comprehensive loss, net	$(1,592)	$576	$(1,016)

Goodwill and Other Identifiable Intangible Assets

Goodwill and core deposit intangibles resulting from prior acquisitions totaled $87.1 million and $7.9 million, respectively, at the time of acquisition. Total goodwill was $87.1 million at December 31, 2012 and 2011. In the third quarter of 2011 the Company completed its core deposit intangible amortization. Core deposit intangibles were $578,000 at December 31, 2010 which was amortized in 2011. Core deposit amortization was $1.1 million for 2010.

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

The Company performed a qualitative analysis to determine whether “the weight of evidence, the significance of all identified events and circumstances” indicated a greater than 50% likelihood existed that the carrying value of the Reporting Unit exceeded its fair value and if a Step One Test would be required. The Company identified nine qualitative assessments that are relative to the banking industry and to the Company. These factors included macroeconomic factors, banking industry conditions, banking merger and acquisition trends, Lakeland’s historical performance, the Company’s stock price, the expected performance of Lakeland, the change of control premium of the Company versus its peers and other miscellaneous factors. After reviewing and weighting these factors, the Company, as well as a third party adviser, determined as of November 30, 2012 that there was a less than 50% probability that the fair value of the Company was less than its carrying amount. Therefore, no Step One test was required.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is owner and beneficiary of the policies. At December 31, 2012 and 2011, the Company had $46.1 million and $44.8 million, respectively, in BOLI. Income earned on BOLI was $1.3 million, $1.4 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in income earned on BOLI in 2012 compared to 2011 was due to a decrease in the yield on the underlying policies.

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangibles, deferred loan fees and deferred compensation.

The Company evaluates tax positions that may be uncertain using a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 9 below.

Variable Interest Entities

Management has determined that Lakeland Bancorp Capital Trust I, Lakeland Bancorp Capital Trust II and Lakeland Bancorp Capital Trust IV (collectively, “the Trusts”) qualify as variable interest entities. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company. The Company is not considered the primary beneficiary of the Trusts, therefore the Trusts are not consolidated in the Company’s financial statements.

The Company’s maximum exposure to the Trusts is $50 million at December 31, 2012 which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.

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

In December 2011, the FASB issued accounting guidance regarding disclosures about offsetting assets and liabilities. The scope of this accounting guidance was further clarified by the FASB on January 1, 2013. This guidance affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with U.S. GAAP or (2) subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. treasury and U.S. government agencies	$86,002	$577	$(8)	$86,571	$43,463	$140	$—	$43,603
Mortgage-backed securities, residential	235,052	5,086	(579)	239,559	344,938	5,014	(428)	349,524
Obligations of states and political subdivisions	36,848	1,832	(60)	38,620	34,102	1,875	(9)	35,968
Other debt securities	13,576	189	(321)	13,444	20,965	72	(1,320)	19,717
Equity securities	14,984	608	(76)	15,516	14,543	306	(50)	14,799

	$386,462	$8,292	$(1,044)	$393,710	$458,011	$7,407	$(1,807)	$463,611

	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$16,089	$385	$—	$16,474	$9,005	$134	$—	$9,139
Mortgage-backed securities, residential	39,065	1,313	(27)	40,351	20,577	1,148	(1)	21,724
Mortgage-backed securities, multifamily	1,421	—	(13)	1,408	—	—	—	—
Obligations of states and political subdivisions	38,801	1,068	(68)	39,801	40,559	1,305	(9)	41,855
Other debt securities	1,549	201	—	1,750	1,559	72	(75)	1,556

	$96,925	$2,967	$(108)	$99,784	$71,700	$2,659	$(85)	$74,274

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$7,828	$7,858	$14,416	$14,471
Due after one year through five years	55,793	56,460	13,872	14,555
Due after five years through ten years	69,135	70,764	24,956	25,833
Due after ten years	3,670	3,553	3,195	3,166

	136,426	138,635	56,439	58,025
Mortgage-backed securities	235,052	239,559	40,486	41,759
Equity securities	14,984	15,516	—	—

Total securities	$386,462	$393,710	$96,925	$99,784

The following table shows proceeds from sales of securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Sale proceeds	$97,824	$92,409	$76,048
Gross gains	1,364	1,285	1,752
Gross losses	(315)	(56)	(10)

Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $328.4 million and $343.7 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	Less than 12 months		12 months or longer			Total
December 31, 2012	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$3,992	$8	$—	$—	1	$3,992	$8
Mortgage-backed securities, residential	30,359	572	3,239	7	10	33,598	579
Obligations of states and political subdivisions	2,825	60	—	—	7	2,825	60
Other debt securities	—	—	5,661	321	2	5,661	321
Equity securities	4,621	76	—	—	2	4,621	76

	$41,797	$716	$8,900	$328	22	$50,697	$1,044

HELD TO MATURITY
Mortgage-backed securities, residential	$1,239	$27	$—	$—	1	$1,239	$27
Mortgage-backed securities, multifamily	1,408	13	—	—	1	1,408	13
Obligations of states and political subdivisions	3,705	63	371	5	10	4,076	68

	$6,352	$103	$371	$5	12	$6,723	$108

	Less than 12 months		12 months or longer			Total
December 31, 2011	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$—	$—	$—	$—	0	$—	$—
Mortgage-backed securities, residential	81,067	398	9,201	30	23	90,268	428
Obligations of states and political subdivisions	2,171	9	20	—	5	2,191	9
Other debt securities	467	12	5,645	1,308	4	6,112	1,320
Equity securities	5,043	50	—	—	4	5,043	50

	$88,748	$469	$14,866	$1,338	36	$103,614	$1,807

HELD TO MATURITY
Mortgage-backed securities, residential	$1,513	$1	$—	$—	1	$1,513	$1
Obligations of states and political subdivisions	790	2	395	7	4	1,185	9
Other debt securities	957	75	—	—	2	957	75

	$3,260	$78	$395	$7	7	$3,655	$85

Management has evaluated the securities in the above table and has concluded that none of the securities with unrealized losses has impairments that are other-than-temporary. Fair value below cost is solely due to interest rate movements and is deemed temporary.

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

If the above factors indicate the additional analysis is required, management will consider the results of discounted cash flow analysis.

As of December 31, 2012, the equity securities include investments in other financial institutions for market appreciation purposes. These equities had a net amortized cost of $2.0 million and market value of $2.4 million as of December 31, 2012.

As of December 31, 2012, equity securities also included $13.1 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2012, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.2 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of December 31, 2012, the amortized cost of these securities was $10.1 million and the fair value was $10.2 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

NOTE 3—LOANS AND LEASES

The following sets forth the composition of Lakeland’s loan and lease portfolio for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(in thousands)
Commercial, secured by real estate	$1,125,137	$1,012,982
Commerical, industrial and other	216,129	209,915
Leases	26,781	28,879
Real estate-residential mortgage	423,262	406,222
Real estate-construction	46,272	79,138
Home equity and consumer	309,626	304,190

Total loans and leases	2,147,207	2,041,326
Plus deferred costs (fees)	(364)	249

Loans and leases, net of deferred costs (fees)	$2,146,843	$2,041,575

As of December 31, 2012 and 2011, Home Equity and Consumer loans included overdraft deposit balances of $532,000 and $1.1 million, respectively.

Portfolio Segments

The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan and lease losses attributable to each respective portfolio segment. These segments are:

•

Commercial, secured by real estate—consists of commercial mortgage loans secured by owner occupied properties and non-owner occupied properties. The loans secured by owner occupied properties involve a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay. The loans secured by non-owner occupied properties involve investment properties for warehouse, retail, office space, etc., with a history of occupancy and cash flow. This commercial real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.

•

Commercial, industrial and other—are loans made to provide funds for equipment and general corporate needs. Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory.

•	Leases—includes a small portfolio of equipment leases, which consists of leases primarily for essential equipment used by small to medium sized businesses.

•

Real estate—residential mortgage –contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.

•

Real estate-construction—construction loans, as defined, are intended to finance the construction of commercial properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

•

Home Equity and consumer—includes primarily home equity loans and lines, installment loans, personal lines of credit and automobile loans. The home equity category consists mainly of loans and revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes, although many are secured with first mortgages. Other consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.

Non-accrual and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-accrual loans and leases, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings:

	At December 31,
(in thousands)	2012	2011
Commercial, secured by real estate	$10,511	$16,578
Commercial, industrial and other	1,476	4,608
Leases	32	575
Real estate—residential mortgage	8,733	11,610
Real estate—construction	4,031	12,393
Home equity and consumer	3,197	3,252

Total non-accrual loans and leases	27,980	49,016
Other real estate and other repossessed assets	529	1,182

TOTAL NON-PERFORMING ASSETS	$28,509	$50,198

Troubled debt restructurings, still accruing	$7,336	$8,856

Non-accrual loans included $3.4 million and $4.6 million of troubled debt restructurings for the years ended December 31, 2012 and 2011, respectively.

An age analysis of past due loans, segregated by class of loans as of December 31, 2012 and 2011 is as follows:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$3,831	$2,308	$10,511	$16,650	$1,108,487	$1,125,137	$—
Commercial, industrial and other	400	171	1,476	2,047	214,082	216,129	—
Leases	367	36	32	435	26,346	26,781	—
Real estate—residential mortgage	2,370	821	10,012	13,203	410,059	423,262	1,279
Real estate—construction	1,100	—	4,031	5,131	41,141	46,272	—
Home equity and consumer	2,479	363	3,355	6,197	303,429	309,626	158

	$10,547	$3,699	$29,417	$43,663	$2,103,544	$2,147,207	$1,437

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$3,638	$1,731	$16,578	$21,947	$991,035	$1,012,982	$—
Commercial, industrial and other	512	49	4,608	5,169	204,746	209,915	—
Leases	397	164	575	1,136	27,743	28,879	—
Real estate—residential mortgage	3,059	1,235	12,818	17,112	389,110	406,222	1,208
Real estate—construction	—	—	12,393	12,393	66,745	79,138	—
Home equity and consumer	2,350	448	3,411	6,209	297,981	304,190	159

	$9,956	$3,627	$50,383	$63,966	$1,977,360	$2,041,326	$1,367

Impaired Loans

Impaired loans for the year ended December 31, 2012, 2011 and 2010 are as follows:

December 31, 2012	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$16,458	$21,665	$—	$495	$18,301
Commercial, industrial and other	4,896	4,932	—	116	3,838
Leases	—	—	—	—	—
Real estate-residential mortgage	360	360	—	6	385
Real estate-construction	3,332	4,433	—	—	5,533
Home equity and consumer	369	369	—	1	360

Loans with specific allowance:
Commercial, secured by real estate	3,346	4,088	368	46	3,825
Commercial, industrial and other	808	871	219	1	769
Leases	—	—	—	—	—
Real estate-residential mortgage	288	288	43	4	374
Real estate-construction	698	1,085	97	—	1,445
Home equity and consumer	976	976	146	55	934
Total:
Commercial, secured by real estate	$19,804	$25,753	$368	$541	$22,126
Commercial, industrial and other	5,704	5,803	219	117	4,607
Leases	—	—	—	—	—
Real estate—residential mortgage	648	648	43	10	759
Real estate-construction	4,030	5,518	97	—	6,978
Home equity and consumer	1,345	1,345	146	56	1,294

	$31,531	$39,067	$873	$724	$35,764

December 31, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$19,648	$24,922	$—	$332	$14,792
Commercial, industrial and other	4,074	8,155	—	—	3,445
Leases	—	—	—	—	—
Real estate-residential mortgage	415	415	—	29	542
Real estate-construction	12,400	16,353	—	14	11,231
Home equity and consumer	400	485	—	1	14

Loans with specific allowance:
Commercial, secured by real estate	3,920	6,421	392	18	6,209
Commercial, industrial and other	534	647	172	—	768
Leases	—	—	—	—	—
Real estate-residential mortgage	561	570	75	19	332
Real estate-construction	244	518	24	—	333
Home equity and consumer	949	963	142	34	800
Total:
Commercial, secured by real estate	$23,568	$31,343	$392	$350	$21,001
Commercial, industrial and other	4,608	8,802	172	—	4,213
Leases	—	—	—	—	—
Real estate—residential mortgage	976	985	75	48	874
Real estate-construction	12,644	16,871	24	14	11,564
Home equity and consumer	1,349	1,448	142	35	814

	$43,145	$59,449	$805	$447	$38,466

December 31, 2010	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,176	$19,083	$—	$206	$11,551
Commercial, industrial and other	513	530	—	—	375
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	969	969	—	30	776
Real estate-construction	7,302	8,330	—	9	3,195
Home equity and consumer	—	—	—	—	123

Loans with specific allowance:
Commercial, secured by real estate	3,992	5,191	403	6	11,180
Commercial, industrial and other	1,243	1,400	511	2	2,485
Leases, including leases held for sale	91	91	49	—	114
Real estate-residential mortgage	397	397	60	6	347
Real estate-construction	69	309	7	—	1,005
Home equity and consumer	1,249	1,249	103	41	529
Total:
Commercial, secured by real estate	$18,168	$24,274	$403	$212	$22,731
Commercial, industrial and other	1,756	1,930	511	2	2,860
Leases, including leases held for sale	91	91	49	—	114
Real estate—residential mortgage	1,366	1,366	60	36	1,123
Real estate-construction	7,371	8,639	7	9	4,200
Home equity and consumer	1,249	1,249	103	41	652

	$30,001	$37,549	$1,133	$300	$31,680

Interest which would have been accrued on impaired loans and leases during 2012, 2011 and 2010 was $2.8 million, $2.9 million and $2.2 million, respectively.

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

The following table shows the Company’s commercial loan portfolio as of December 31, 2012 and 2011, by the risk ratings discussed above (in thousands):

December 31, 2012	Commercial, secured by real estate	Commercial, Industrial and other	Real estate- construction

Risk Rating
1	$—	$996	$—
2	—	12,899	—
3	44,448	15,676	—
4	350,145	62,676	795
5	623,912	88,033	34,682
5W—Watch	43,515	13,261	—
6—Other Assets Especially Mentioned	21,132	2,845	6,535
7—Substandard	41,817	19,743	4,260
8—Doubtful	168	—	—
9—Loss	—	—	—

Total	$1,125,137	$216,129	$46,272

December 31, 2011	Commercial, secured by real estate	Commercial, Industrial and other	Real estate- construction

Risk Rating
1	$—	$—	$—
2	—	11,323	—
3	26,085	17,658	11,175
4	301,490	48,835	14,185
5	575,061	95,040	36,088
5W—Watch	31,648	9,346	198
6—Other Assets Especially Mentioned	30,666	11,708	2,315
7—Substandard	47,861	16,005	14,866
8—Doubtful	171	0	311
9—Loss	—	—	—

Total	$1,012,982	$209,915	$79,138

This table does not include consumer or residential loans or leases because they are evaluated on their performing status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the year ended December 31, 2012, 2011 and 2010:

12/31/2012	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416
Charge-offs	(7,287)	(949)	(999)	(1,822)	(2,888)	(2,074)	(16,019)
Recoveries	280	428	504	66	43	306	1,627
Provision	6,647	2,147	385	2,247	2,008	1,473	14,907

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Ending Balance: Individually evaluated for impairment	$368	$219	—	$43	$97	$146	$873
Ending Balance: Collectively evaluated for impairment	15,890	4,884	578	3,525	490	2,691	$28,058

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$19,804	$5,704	—	$648	$4,030	$1,345	$31,531
Ending Balance: Collectively evaluated for impairment	1,105,333	210,425	26,781	422,614	42,242	308,281	$2,115,676

Ending Balance(1)	$1,125,137	$216,129	$26,781	$423,262	$46,272	$309,626	$2,147,207

(1)	Excludes deferred costs

12/31/2011	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331
Charge-offs	(5,352)	(5,249)	(2,858)	(1,772)	(3,636)	(3,010)	(21,877)
Recoveries	2,084	439	1,206	32	67	318	4,146
Provision	8,520	3,174	(1,137)	2,189	2,817	3,253	18,816

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Ending Balance: Individually evaluated for impairment	$392	$172	$0	$75	$24	$142	$805
Ending Balance: Collectively evaluated for impairment	16,226	3,305	688	3,002	1,400	2,990	$27,611

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$23,568	$4,608	$0	$976	$12,644	$1,349	$43,145
Ending Balance: Collectively evaluated for impairment	989,414	205,307	28,879	405,246	66,494	302,841	$1,998,181

Ending Balance(1)	$1,012,982	$209,915	$28,879	$406,222	$79,138	$304,190	$2,041,326

(1)	Excludes deferred costs

12/31/2010	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$9,285	$4,647	$4,308	$1,286	$3,198	$2,839	$25,563
Charge-offs	(7,510)	(3,298)	(4,307)	(397)	(1,756)	(2,250)	(19,518)
Recoveries	134	62	1,391	7	—	411	2,005
Provision	9,457	3,702	2,085	1,732	734	1,571	19,281

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Ending Balance: Individually evaluated for impairment	$403	$511	$49	$60	$7	$103	$1,133
Ending Balance: Collectively evaluated for impairment	10,963	4,602	3,428	2,568	2,169	2,468	$26,198

Ending Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,168	$1,756	$91	$1,366	$7,371	$1,249	$30,001
Ending Balance: Collectively evaluated for impairment	952,072	192,503	65,549	402,195	63,404	305,073	$1,980,796

Ending Balance(1)	$970,240	$194,259	$65,640	$403,561	$70,775	$306,322	$2,010,797

(1)	Excludes leases held for sale and deferred costs

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $1,108,000 and $1,015,000 at December 31, 2012 and December 31, 2011, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the periods presented:

	For the year ended December 31, 2012			For the year ended December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	10	$2,231	$2,231	14	$5,414	$5,021
Commercial, industrial and other	6	4,421	4,421	1	63	37
Leases	—	—	—	—	—	—
Real estate—residential mortgage	—	—	—	2	476	475
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	1	55	55	5	901	885

	17	$6,707	$6,707	22	$6,854	$6,418

The following table summarizes as of December 31, 2012, loans that were restructured within the last 12 months that have subsequently defaulted:

	For the year ended December 31, 2012		For the year ended December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	2	$272	4	$1,550
Commercial, industrial and other	1	142	—	—
Leases	—	—	—	—
Real estate—residential mortgage	—	—	1	173
Real estate—construction	—	—	—	—
Home equity and consumer	—	—	1	400

	3	$414	6	$2,123

Related Party Loans

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2012, loans to these related parties amounted to $27.8 million. There were new loans of $8.8 million to related parties and repayments of $8.6 million from related parties in 2012.

Leases Held for Sale

Lakeland had no leases held for sale on December 31, 2012 and 2011. During the first quarter of 2011, management reclassified $1.5 million of leases held for sale to held for investment because management’s intent regarding these leases had changed. During 2010, the Company sold leases with a carrying value of $1.1 million for $1.0 million and recorded a loss of $61,000. The following table shows the components of gains on leasing related assets for the periods presented:

	For the years ended
	December 31,
(in thousands)	2012	2011	2010
Gains (losses) on sales of leases	$—	$143	$(61)
Mark-to-market adjustment on held for sale leases	—	—	—
Realized gains on paid off leases	471	883	833
Gains (losses) on sales of other repossessed assets	4	(52)	808

Total gains on leasing related assets	$475	$974	$1,580

Gains (losses) on held for sale leasing assets are included in gain (loss) on leasing related assets along with other miscellaneous leasing income typically recorded in Lakeland’s leasing business.

Future minimum lease payments of lease receivables (including leases held for sale) are as follows (in thousands):

2013	$10,831
2014	7,373
2015	4,982
2016	2,702
2017	876
thereafter	17

$26,781

Other Real Estate and Other Repossessed Assets

At December 31, 2012, the Company had other repossessed assets and other real estate owned of $452,000 and $77,000, respectively. At December 31, 2011, the Company had other repossessed assets and other real estate owned of $236,000 and $946,000, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company had writedowns of $0, $230,000 and $0, respectively, on other real estate and other repossessed assets which are included in other real estate and repossessed asset expense in the Statement of Operations.

NOTE 4—PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2012	2011
		(in thousands)
Land	Indefinite	$5,245	$5,418
Buildings and building improvements	10 to 50 years	30,818	32,393
Leasehold improvements	10 to 25 years	8,405	2,390
Furniture, fixtures and equipment	2 to 30 years	31,443	28,912

		75,911	69,113
Less accumulated depreciation and amortization		42,631	41,196

		$33,280	$27,917

Depreciation expense was $3.1 million, $2.9 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 5—DEPOSITS

At December 31, 2012, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2013	$231,326
2014	44,577
2015	16,642
2016	10,220
2017	183
Thereafter	844

$303,792

NOTE 6—DEBT

Lines of Credit

As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. As of December 31, 2012 and 2011, there were no overnight borrowings from the FHLB. As of December 31, 2012, the Company also had overnight federal funds lines available for it to borrow up to $162.0 million. The Company had borrowed $72.0 and $28.0 million against these lines as of December 31, 2012 and 2011, respectively. The Company may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2012 or 2011.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Short-term borrowings at December 31, 2012 and 2011 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

	2012	2011	2010
	(dollars in thousands)
Federal funds purchased:
Balance at December 31	$72,000	$28,000	$5,500
Interest rate at December 31	0.37%	0.32%	0.50%
Maximum amount outstanding at any month-end during the year	$72,000	$35,750	$20,900
Average amount outstanding during the year	$15,147	$6,674	$3,190
Weighted average interest rate during the year	0.35%	0.41%	0.46%

	2012	2011	2010
	(dollars in thousands)
Securities sold under agreements to repurchase:
Balance at December 31	$45,289	$44,131	$46,623
Interest rate at December 31	0.05%	0.09%	0.14%
Maximum amount outstanding at any month-end during the year	$49,863	$60,818	$81,873
Average amount outstanding during the year	$44,434	$52,566	$59,584
Weighted average interest rate during the year	0.06%	0.12%	0.19%

Other Borrowings

FHLB Debt

At December 31, 2012, advances from the FHLB totaling $25.0 million will mature within five to six years and are reported as other borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 3.73%. In the fourth quarter of 2012, the Company prepaid $10.0 million of its FHLB debt that had a weighted rate of 3.93% and incurred a prepayment penalty of $782,000.

FHLB debt matures as follows (in thousands):

2013	$—
2014	—
2015	—
2016	—
2017	10,000
Thereafter	15,000

$25,000

Long-term Securities Sold Under Agreements to Repurchase

At December 31, 2012, the Company had $60.0 million in long-term securities sold under agreements to repurchase. These securities were able to be called at various dates starting in 2009. These advances are collateralized by certain securities. The advances had a weighted average interest rate of 2.59%. These long-term securities sold under agreements to repurchase mature as follows (in thousands):

2013	$—
2014	—
2015	10,000
2016	10,000
2017	10,000
Thereafter	30,000

$60,000

The above FHLB debt and long-term securities sold under agreements to repurchase are collateralized by certain securities. At times the market value of securities collateralizing our borrowings may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires the Company to pledge additional securities to meet that margin call.

Subordinated Debentures

In May 2007, the Company issued $20.6 million of junior subordinated debentures due August 31, 2037 to Lakeland Bancorp Capital Trust IV, a Delaware business trust. The distribution rate on these securities was 6.61% for 5 years and floats at LIBOR plus 152 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after August 1, 2012, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2037.

In December 2003, the Company issued $25.8 million of junior subordinated debentures due January 7, 2034 to Lakeland Bancorp Capital Trust III, a Delaware business trust. The distribution rate on these securities was 7.535% for 10 years and floats at LIBOR plus 285 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 25,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $25.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after January 7, 2009, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. On October 7, 2012 the Company redeemed the $25.8 million in junior subordinated debentures. At the time of redemption the debentures had a coupon rate of 7.535% and were due on January 7, 2034. The capital and common securities issued by the Trust in December 2003 were also redeemed.

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

NOTE 7—STOCKHOLDERS’ EQUITY

On September 4, 2012, the Company issued and sold an aggregate of 2,667,253 shares of common stock at a price of $9.65 per share pursuant to a takedown off of the Company’s shelf registration statement. The Company received net proceeds of $25.0 million which it used to repay $25.8 million in junior subordinated debentures on October 7, 2012. See Note 6 for further details.

On March 19, 2012, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on April 16, 2012, to holders of record as of March 30, 2012. On January 14, 2011, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on February 16, 2011, to holders of record as of January 31, 2011.

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

In conjunction with the issuance of our Series A preferred stock, the Company also issued a warrant to purchase 1,046,901 shares of the Company’s common stock to the U.S. Treasury. The warrant has a 10-year term and is immediately exercisable at an exercise price, subject to anti-dilution adjustments, of $8.45 per share.

The proceeds from the U.S. Treasury were allocated to the Series A preferred stock and the warrant based on their relative fair values. The fair value of the Series A preferred stock was determined through a discounted future cash flow model. The Company calculated the fair value of the Series A preferred stock by using a 14% discount rate and discounting the cash flows over a 10 year period. A Black-Scholes pricing model was used to calculate the fair value of the warrant. The Black-Scholes model used the following assumptions, a dividend yield of 5.12%, volatility of 32% and a risk-free interest rate of 3.05%.

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

On February 29, 2012, the Company repurchased the outstanding common stock warrant for the purchase of 1,046,901 shares of its common stock, for $2.8 million, completing the Company’s participation in the Treasury’s CPP. Upon repurchase, the common stock warrant had a carrying value of $3.3 million. The repurchase price of $2.8 million was recorded as a reduction to common stock on the statement of changes in stockholders’ equity.

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

NOTE 9—INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current tax provision	$9,520	$8,540	$9,578
Deferred tax provision	576	172	547

Total provision for income taxes	$10,096	$8,712	$10,125

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Federal income tax , at statutory rates	$11,143	$9,999	$10,270
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,296)	(1,387)	(1,407)
State income tax, net of federal income tax effect	192	246	1,387
Other, net	57	(146)	(125)

Provision for income taxes	$10,096	$8,712	$10,125

The net deferred tax asset consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$12,271	$12,023
Valuation reserves for land held for sale and other real estate	—	679
Non-accrued interest	627	657
Deferred compensation	1,357	1,288
Other than temporary impairment loss on investment securities	374	374
Unfunded pension benefits	298	308
Other, net	946	691

Deferred tax assets	15,873	16,020

Deferred tax liabilities:
Core deposit intangible from acquired companies	—	58
Deferred loan costs	1,365	1,336
Prepaid expenses	377	332
Depreciation and amortization	1,172	706
Deferred gain on securities	194	194
Unrealized gains on securities available for sale	2,695	2,093
Other	531	575

Deferred tax liabilities	6,334	5,294

Net deferred tax assets, included in other assets	$9,539	$10,726

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2012 will be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

(in thousands)	2012	2011
Balance at January 1	$252	$474
Additions for tax positions of prior years	22	39
Reductions for tax positions resulting from lapse of statute of limitations	(106)	(195)
Settlements	—	(66)

Balance at December 31	$168	$252

The amount of unrecognized tax benefits as of December 31, 2012 and 2011, was $158,000 and $241,000, respectively, all of which, if ultimately recognized, would reduce the Company’s annual effective tax rate.

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2009 or to state and local examinations by tax authorities for the years before 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $19,000 and $43,000 for the payment of interest and penalties at December 31, 2012 and 2011, respectively.

NOTE 10—EARNINGS PER SHARE

The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock. The following tables present the computation of basic and diluted earnings per share for the periods presented.

	Year ended December 31, 2012
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$21,122	27,619	$0.76
Less: earnings allocated to participating securities	181		0.00

Net income available to common shareholders	$20,941	27,619	$0.76
Effect of dilutive securities
Stock options and restricted stock	—	73	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$20,941	27,692	$0.76

Options to purchase 448,137 shares of common stock at a weighted average of $12.56 per share were not included in the computation of diluted earnings per share because the option price and the grant date price were greater than the average market price during the period.

	Year ended December 31, 2011
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$17,684	26,572	$0.67
Less: earnings allocated to participating securities	130		0.01

Net income available to common shareholders	$17,554	26,572	$0.66
Effect of dilutive securities
Stock options and restricted stock	—	109	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$17,554	26,681	$0.66

Options to purchase 598,477 shares of common stock and 19,893 shares of restricted stock at a weighted average of $12.57 and $11.52 per share, respectively, were not included in the computation of diluted earnings per share because the option and warrant exercise price and the grant date price were greater than the average market price during the period.

	Year ended December 31, 2010
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$15,224	26,352	$0.58
Less: earnings allocated to participating securities	80		0.01

Net income available to common shareholders	$15,144	26,352	$0.57
Effect of dilutive securities
Stock options, restricted stock and a warrant	—	32	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$15,144	26,384	$0.57

Options to purchase 737,275 shares of common stock, a warrant to purchase 1,046,901 shares of common stock and 46,999 shares of restricted stock at a weighted average of $12.35, $8.45 and $11.42 per share, respectively, were not included in the computation of diluted earnings per share because the option and warrant exercise price and the grant date price were greater than the average market price during the period.

NOTE 11—EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $625,000 for 2012, $675,000 for 2011 and $600,000 for 2010.

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

Former CEO Retirement Benefits

Metropolitan State Bank entered into an agreement in January 1997 with its former CEO, which provides for an annual retirement benefit of $35,000 for a fifteen year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period. During 2012, 2011 and 2010, $1,000, $5,000 and $7,000, respectively, was charged to operations related to these obligations.

Retirement Savings Plans (401(k) plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 50% of the employee’s contributions. The Company’s contributions in 2012, 2011 and 2010 totaled $628,000, $596,000 and $575,000, respectively.

Pension Plan

Newton Trust Company had a defined benefit pension plan (the Plan) that was frozen prior to the acquisition by the Company. All participants of the Plan ceased accruing benefits as of that date.

The investment policy and strategy of the Plan and its advisors includes target portfolio allocations of approximately 60% in equities, 30% in debt securities, 5% in commodities and 5% in cash. Based on historical performance, the Plan assumes that the long term equity securities have earned a rate of return of approximately 10% and fixed income securities have earned a return of between 1% and 5%.

The assets of the Plan consist of cash and cash equivalents and investments in mutual funds that are actively traded. All of the mutual funds are classified as Level 1 securities meaning that their market values are unadjusted quoted prices in active markets.

The following table shows the fair value and the portfolio allocations of the assets in the Plan by type of investment as of December 31, 2012 (dollars in thousands):

	Market Value	Percent of Assets
Cash and cash equivalents	$125	7%
Fixed Income Mutual funds	513	29%
U.S. Large-Cap funds	394	22%
U.S. Mid- and Small-Cap funds	124	7%
U.S. Balanced funds	252	14%
International funds	275	16%
Commodity funds	83	5%

	$1,766	100%

The accumulated benefit obligation as of December 31 is as follows:

(in thousands)	2012	2011
Accumulated postretirement benefit obligation	$2,200	$1,970
Interest Cost	87	97
Actuarial loss	176	282
Estimated benefit payments	(56)	(149)

Total accumulated postretirement benefit obligation	2,407	2,200

Fair value of plan assets beginning of period	1,484	1,490
Return on plan assets	178	(17)
Benefits paid	(56)	(149)
Contribution	160	160

Fair value of plan assets at end of year	1,766	1,484
Funded status	(641)	(716)
Unrecognized net actuarial loss	—	—

Liability	$(641)	$(716)

Accumulated benefit obligation	$2,407	$2,200

The components of net periodic pension cost are as follows:

(in thousands)	2012	2011	2010
Amortization of actuarial loss	$72	$47	$54
Interest cost on APBO	87	97	96
Expected return on plan assets	(76)	(89)	(79)

Net periodic postretirement cost	$83	$55	$71

The benefits expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

2013	$69
2014	74
2015	75
2016	86
2017	96
2018 – 2022	600

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

	2012	2011
Discounted rate	3.75%	4.00%
Expected return on plan assets	4.00%	5.00%
Rate of compensation	0.00%	0.00%

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2012, 2011 and 2010 there were no charges related to this plan. As of December 31, 2012 and 2011, the accrued liability for these plans was $271,000 and $249,000, respectively.

Supplemental Executive Retirement Plans

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its former CEO that provides annual retirement benefits of $150,000 a year for a 15 year period when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for a 15 year period when the CEO reaches the age of 65. In November 2008, the Company entered into a SERP with its Senior Executive Vice President and Chief Operating Officer that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2012, 2011 and 2010, the Company recorded compensation expense of $434,000, $233,000 and $229,000, respectively, for these plans.

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

	December 31,
	2012	2011
	(in thousands)
Accrued plan cost included in other liabilities	$1,093	$1,027

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$82	($12)
Unrecognized prior service cost	—	—

Amounts not recognized as a component of net postretirement benefit cost (benefit)	$82	($12)

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$30	$24	$27
Interest cost	41	48	59
Amortization of prior service cost	26	23	30

	$97	$95	$116

A discount rate of 3.75% and 4.00% was assumed in the plan valuation for 2012 and 2011, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2013	$75
2014	75
2015	85
2016	85
2017	75
2018 – 2022	167

The Company expects its contribution to the director’s retirement plan to be $75,000 in 2013.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2013 is $21,000.

NOTE 13—STOCK-BASED COMPENSATION

Employee Stock Option Plans

On May 21, 2009, the Company’s shareholders approved the 2009 Equity Compensation Program, which authorizes the granting of incentive stock options, supplemental stock options, restricted shares and restricted stock units to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes the issuance of 2.2 million shares in connection with options and awards granted under the 2009 program.

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized 2,488,748 shares of common stock of the Company. No further awards will be granted from the 2000 program.

During 2010, the Company granted options to purchase 27,562 shares to a new non-employee director of the Company at an exercise price of $8.23 per share under the 2009 program. The director’s options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant. As of December 31, 2012 and 2011, 179,785 and 211,695 options granted to directors were outstanding, respectively.

As of December 31, 2012 and 2011, outstanding options to purchase common stock granted to key employees were 295,912 and 386,782, respectively.

In 2010, the Company granted 38,174 shares of restricted stock at a fair value of $6.51 per share under the 2009 program. These shares vest over a five year period. Compensation expense on these shares is expected to be approximately $50,000 per year for the following five years. In 2011, the Company granted 100,112 shares of restricted stock at a fair value of $9.40 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $188,000 per year for the following five years. In 2012, the Company granted 91,269 shares of restricted stock at a grant date fair value of $9.50 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $173,000 per year for the next five years.

Excess tax benefits (losses) of stock based compensation were $4,000, $(3,000), and $21,000 for the years 2012, 2011 and 2010, respectively.

For the year ended December 31, 2010, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2010
Risk-free interest rates	2.32%
Expected dividend yield	2.20%
Expected volatility	47.00%
Expected lives (years)	6.00
Weighted average fair value of options granted	$3.15

There were no stock options granted in 2012 or 2011.

A summary of the status of the Company’s option plans as of December 31, 2012 and the changes during the year ending on that date is represented below.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	598,477	$12.57		$—
Granted	—	—
Exercised	—	—
Expired	(88,018)	13.95
Forfeited	(34,762)	12.64

Outstanding, end of year	475,697	$12.31	2.52	$53,853

Options exercisable at year-end	464,671	$12.41	2.41	$32,737

A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2012 and changes for the year then ended is presented below.

Non-vested Options	Shares	Weighted-Average Grant-date Fair Value
Non-vested, January 1, 2012	22,050	$3.12
Granted	—	0.00
Vested	(11,024)	3.13

Non-vested, December 31, 2012	11,026	$3.11

As of December 31, 2012, there was $25,000 of unrecognized compensation expense related to unvested stock options under the 2009 and 2000 Equity Compensation Programs. Compensation expense recognized for stock options was $22,000, $43,000 and $60,000 for 2012, 2011 and 2010, respectively.

There were no options exercised in 2012. The aggregate intrinsic values of options exercised in 2011 and 2010 were $78,000 and $232,000, respectively. Exercise of stock options during 2011 and 2010 resulted in cash receipts of $72,000 and $662,000, respectively. The total fair value of options that vested in 2011 and 2010 were $50,000 and $50,000, respectively.

Information regarding the Company’s restricted stock for the year ended December 31, 2012 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2012	172,772	$8.96
Granted	91,269	9.50
Vested	(40,260)	9.13
Forfeited	(1,225)	9.53

Outstanding, December 31, 2012	222,556	$9.15

The total fair value of the restricted stock vested during the year ended December 31, 2012 was approximately $410,000. Compensation expense recognized for restricted stock was $724,000, $584,000 and $478,000 in 2012, 2011 and 2010, respectively. There was approximately $1.2 million in unrecognized compensation expense related to restricted stock grants as of December 31, 2012.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Obligations

Rent expense under long-term operating leases amounted to approximately $2.1 million, $1.9 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, including rent expense to related parties of $227,000 in 2012, $325,000 in 2011, and $295,000, in 2010. At December 31, 2012, the minimum commitments, which include rental, real estate tax and other related amounts, under all noncancellable leases with remaining terms of more than one year and expiring through 2032 are as follows(in thousands):

Year
2013	$2,209
2014	2,152
2015	1,999
2016	1,696
2017	1,310
Thereafter	10,790

$20,156

Litigation

On February 15, 2013, the Company was served with a Civil Action Summons and Class Action Complaint that was filed in the Superior Court of New Jersey, Chancery Division, Somerset County. The complaint states that the plaintiff is bringing the class action on behalf of the public stockholders of Somerset Hills Bancorp against the Board of Directors of Somerset Hills for their alleged breach of fiduciary duties arising out of the Agreement and Plan of Merger, dated as of January 28, 2013, by and between the Company and Somerset Hills Bancorp. The complaint alleges that the Company has aided and abetted the individual defendants in their alleged breaches of fiduciary duties. The Company intends to vigorously defend against these claims.

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2012	2011
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$430,641	$436,761
Standby letters of credit and financial guarantees written	7,922	9,043

At December 31, 2012 and 2011 there were $54,000 and $91,000, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2012 and 2011 varies based on management’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2012 is $7.9 million and they expire through 2024. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2012, Lakeland had $430.6 million in loan and lease commitments, with $351.0 million maturing within one year, $49.4 million maturing after one year but within three years, $843,000 maturing after three years but within five years, and $29.4 million maturing after five years. As of December 31, 2012, Lakeland had $7.9 million in standby letters of credit, with $5.1 million maturing within one year, $2.7 million maturing after one year but within three years, and $80,000 maturing after five years.

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

The Company’s assets that are measured at fair value on a recurring basis are its available for sale investment securities. The Company obtains fair values on its securities using information from a third party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has a U.S. Treasury Note and certain equity securities that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, residential mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third party pricing service. This review includes a comparison to non-binding third-party quotes. As a result of our review, we did not have any adjustments to prices from our third party servicer.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. The Company had no liabilities accounted for at fair value as of December 31, 2011. During the year ended December 31, 2012, the

Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
December 31, 2012
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$3,493	$83,078	$—	$86,571
Mortgage backed securities	—	239,559	—	239,559
Obligations of states and political subdivisions	—	38,620	—	38,620
Corporate debt securities	—	13,444	—	13,444
Equity securities	2,010	13,506	—	15,516

Total securities available for sale	5,503	388,207	—	393,710
Other Assets(a)		195		195

Total Assets	$5,503	$388,402	$—	$393,905

Other Liabilities(a)	$—	$195	$—	$195

Total Liabilities	$—	$195	$—	$195

(a)	Non-hedging interest rate derivatives

December 31, 2011
Assets:
Investment securities, available for sale
U.S. government agencies	$—	$43,603	$—	$43,603
Mortgage backed securities	—	349,524	—	$349,524
Obligations of states and political subdivisions	—	35,968	—	$35,968
Corporate debt securities	—	19,717	—	$19,717
Equity securities	1,732	13,067	—	$14,799

Total securities available for sale	$1,732	$461,879	$—	$463,611

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
December 31, 2012
Assets:
Impaired Loans and Leases	$—	$—	$31,531	$31,531
Other real estate owned and other repossessed assets	—	—	529	529

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
December 31, 2011
Assets:
Impaired Loans and Leases	$—	$—	$43,145	$43,145
Other real estate owned and other repossessed assets	—	—	1,182	1,182

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

The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2012 and December 31, 2011 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $12.4 million in short-term municipal bond anticipation notes that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments in municipalities in the Company’s market area, and management performs a credit analysis on the municipality before investing in these securities.

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

The net loan portfolio at December 31, 2012 and December 31, 2011 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

For fixed maturity certificates of deposit, fair value was estimated based on the present value of discounted cash flows using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

The fair value of long-term debt is based upon the discounted value of contractual cash flows. The Company estimates the discount rate using the rates currently offered for similar borrowing arrangements. The fair value of subordinated debentures at December 31, 2012 is based on bid/ask prices from brokers for similar types of instruments based on updated accounting guidance on fair value measurement. As of December 31, 2011, the fair value of the subordinated debentures was based on discounted cash flows using discount rates currently offered for similar borrowing arrangements.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2012 and December 31, 2011:

December 31, 2012	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments—Assets
Investment securities held to maturity	$96,925	$99,784	$—	$87,336	$12,448
Federal Home Loan Bank Stock	5,382	5,382	—	5,382	—
Loans and leases	2,146,843	2,154,507	—	—	2,154,507
Financial Instruments—Liabilities
Certificates of Deposit	303,792	305,398	—	305,398	—
Other borrowings	85,000	91,325	—	91,325	—
Subordinated debentures	51,548	33,403	—	—	33,403
Commitments:
Standby letters of credit	—	4	—	—	4

December 31, 2011
Financial Assets:
Investment securities held to maturity	$71,700	$74,274	$—	$61,308	$12,966
Federal Home Loan Bank Stock	8,333	8,333	—	8,333	—
Loans and leases	2,041,575	2,055,448	—	—	2,055,448
Financial Liabilities:
Certificates of Deposit	359,552	362,408	—	362,408	—
Other borrowings	155,000	165,821	—	165,821	—
Subordinated debentures	77,322	77,973	—	—	77,973
Commitments:
Standby letters of credit	—	71	—	—	71

NOTE 17—DERIVATIVES

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. As of December 31, 2012, the Company had $497,000 in securities pledged for collateral on its interest rate swap with the financial institution.

At December 31, 2012, summary information regarding these derivatives is presented below (in thousands):

	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swap	$6,400	10.1	4.625%	1 Mo Libor + 2.61	$195
Customer interest rate swap	(6,400)	10.1	4.625%	1 Mo Libor + 2.61	(195)

NOTE 18—REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $219.0 million was available for payment of dividends from Lakeland to the Company as of December 31, 2012.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2012, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Reserve Bank of New York and the FDIC categorized the Company and Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category.

As of December 31, 2012 and 2011, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets)
Company	$265,894	12.77%	≥$166,561	≥	8.00%	N/A		N/A
Lakeland	247,680	11.92	166,273		8.00	≥$207,842	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$239,819	11.52%	≥$83,281	≥	4.00%	N/A		N/A
Lakeland	221,650	10.66	83,137		4.00	≥$124,705	≥	6.00%

Tier 1 capital (to average assets)
Company	$239,819	8.62%	≥$111,256	≥	4.00%	N/A		N/A
Lakeland	221,650	7.98	111,082		4.00	≥$138,852	≥	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2011
Total capital (to risk-weighted assets)
Company	$270,058	13.39%	≥$161,308	≥8.00%	N/A	N/A
Lakeland	253,070	12.59	160,862	8.00	≥$201,078	≥10.00%
Tier 1 capital (to risk-weighted assets)
Company	$226,401	11.23%	≥ $80,653	≥4.00%	N/A	N/A
Lakeland	227,882	11.33	80,431	4.00	≥$120,647	≥6.00%
Tier 1 capital (to average assets)
Company	$226,401	8.33%	≥$108,741	≥4.00%	N/A	N/A
Lakeland	227,882	8.40	108,529	4.00	≥$135,661	≥5.00%

NOTE 19—SUBSEQUENT EVENT

On January 28, 2013, the Company entered into an agreement and Plan of Merger (the Merger Agreement) with Somerset Hills Bancorp, pursuant to which Somerset Hills Bancorp will merge with and into the Company. The Merger Agreement provides that the shareholders of Somerset Hills Bancorp will receive, at their election, for each outstanding share of Somerset Hills Bancorp common stock that they own at the effective time of the merger, either 1.1962 shares of Lakeland Bancorp common stock or $12.00 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration will be shares of Lakeland Bancorp common stock and 10% will be cash. Lakeland Bancorp expects to issue an aggregate of 5,780,883 shares of its common stock in the merger, and will also assume outstanding Somerset Hills Bancorp stock options (which will be converted into options to purchase Lakeland Bancorp common stock). The transaction is valued at approximately $64.4 million in the aggregate (excluding the assumption of stock options), or $12.00 per share. As of December 31, 2012, Somerset Hills Bancorp had consolidated total assets, total loans, total deposits and total stockholders’ equity of $368.9 million, $241.9 million, $320.2 million and $41.8 million, respectively. Somerset Hills Bancorp had net income of $3.4 million for the year ended December 31, 2012.

The transaction has been approved by the board of directors of each of Lakeland Bancorp and Somerset Hills Bancorp. Subject to approval of the shareholders of Somerset Hills Bancorp and Lakeland Bancorp, regulatory approvals and other customary closing conditions, the Company anticipates completing the merger in the second or third quarter of 2013.

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share amounts)
Total interest income	$28,294	$27,938	$27,495	$27,232
Total interest expense	4,348	4,190	3,840	3,068

Net interest income	23,946	23,748	23,655	24,164
Provision for loan and lease losses	4,556	3,877	3,350	3,124
Noninterest income (excluding investment securities gains)	4,025	4,530	4,640	4,661
Gains on investment securities, net	32	241	—	776
Noninterest expense	16,275	16,470	16,968	17,960

Income before taxes	7,172	8,172	7,977	8,517
Income taxes	2,201	2,719	2,488	2,688

Net income	$4,971	$5,453	$5,489	$5,829

Dividends on Preferred Stock and Accretion	$620	—	—	—

Net Income Available to Common Stockholders	$4,351	$5,453	$5,489	$5,829

Earnings per share of common stock(1)
Basic	$0.16	$0.20	$0.20	$0.20
Diluted	$0.16	$0.20	$0.20	$0.20

(1)	Adjusted for 5% stock dividend payable on April 16, 2012 to shareholders of record March 30, 2012.

During the fourth quarter of 2012, the Company incurred a $782,000 prepayment fee on a repayment of long-term debt which is included in noninterest expense, above.

	Quarter ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share amounts)
Total interest income	$29,889	$29,600	$29,288	$28,747
Total interest expense	5,305	5,179	4,937	4,690

Net interest income	24,584	24,421	24,351	24,057
Provision for loan and lease losses	4,927	5,406	4,058	4,425
Noninterest income	4,230	4,266	4,310	4,082
Gains on investment securities, net	—	444	785	—
Noninterest expense	17,026	16,732	18,040	16,353

Income before taxes	6,861	6,993	7,348	7,361
Income taxes	2,090	2,135	2,242	2,245

Net income	$4,771	$4,858	$5,106	$5,116

Dividends on Preferred Stock and Accretion	$1,286	$294	$293	$294

Net Income Available to Common Stockholders	$3,485	$4,564	$4,813	$4,822

Earnings per share of common stock (1)
Basic	$0.13	$0.17	$0.18	$0.18
Diluted	$0.13	$0.17	$0.18	$0.18

(1)	Adjusted for 5% stock dividend payable on April 16, 2012 to shareholders of record March 30, 2012.

NOTE 21—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands)
ASSETS
Cash and due from banks	$10,349	$10,625
Investment securities available for sale	2,375	2,037
Investment in subsidiaries	313,575	319,687
Land held for sale	70	877
Other assets	6,391	4,838

TOTAL ASSETS	$332,760	$338,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$345	$959
Subordinated debentures	51,548	77,322
Preferred stock	—	18,480
Common stockholders’ equity	280,867	241,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$332,760	$338,064

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
INCOME
Dividends from subsidiaries	$31,300	$31,845	$30,335
Other-than-temporary impairment losses on securities	—	—	(128)
Other income	403	227	176

TOTAL INCOME	31,703	32,072	30,383

EXPENSE
Interest on subordinated debentures	3,664	4,443	4,604
Noninterest expenses	1,718	1,634	1,395

TOTAL EXPENSE	5,382	6,077	5,999

Income before benefit for income taxes	26,321	25,995	24,384
Income taxes benefit	(1,654)	(1,960)	(2,038)

Income before equity in undistributed income of subsidiaries	27,975	27,955	26,422
Equity in undistributed loss of subsidiaries	(6,233)	(8,104)	(7,211)

NET INCOME	$21,742	$19,851	$19,211

Interest on preferred stock and discount accretion	620	2,167	3,987

Net Income Available to Common Shareholders	$21,122	$17,684	$15,224

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,742	$19,851	$19,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share based compensation	746	627	538
Loss on securities	—	—	128
Gain on land held for sale	(235)	—	—
(Increase) decrease in other assets	(1,553)	(1,660)	3,196
Increase (decrease) in other liabilities	(610)	3	(45)
Equity in undistributed loss of subsidiaries	6,233	8,104	7,211

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,323	26,925	30,239

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(53)	(38)	(35)
Sale of land held for sale	1,042	—	—
Contribution to subsidiary	—	—	—

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	989	(38)	(35)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common and preferred stock	(5,992)	(6,327)	(6,847)
Issuance of stock to the dividend reinvestment and stock purchase plan	160	185	57
Proceeds on issuance of preferred stock, net	25,040	—	—
Redemption of subordinated debentures, net	(25,000)	—	—
Redemption of preferred stock	(19,000)	(20,000)	(20,000)
Warrant repurchase	(2,800)	—	—
Excess tax benefits	4	(3)	(5)
Exercise of stock options	—	72	653

NET CASH USED IN FINANCING ACTIVITIES	(27,588)	(26,073)	(26,142)

Net increase (decrease) in cash and cash equivalents	(276)	814	4,062
Cash and cash equivalents, beginning of year	10,625	9,811	5,749

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,349	$10,625	$9,811

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lakeland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. (a New Jersey corporation) and subsidiaries (collectively, the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 15, 2013

ITEM 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

ITEM 9A—Controls and Procedures.

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

Based on their evaluation as of December 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2012, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2012. Their report, dated March 15, 2013, expressed an unqualified opinion on our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited the internal control over financial reporting of Lakeland Bancorp, Inc. (a New Jersey Corporation) and subsidiaries (the Company) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 15, 2013

ITEM 9B—Other Information.

None.

PART III

ITEM 10—Directors, Executive Officers and Corporate Governance.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders.

ITEM 11—Executive Compensation.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program and the Company’s 2009 Equity Compensation Program as of December 31, 2012. These plans were the Company’s only equity compensation plans in existence as of December 31, 2012. The 2009 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2009 Equity Compensation Programs.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	698,253	$12.31	1,947,883
Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	698,253	$12.31	1,947,883

The number in column (a) includes 222,556 shares subject to restricted stock awards, including unvested shares. Shares subject to restricted stock awards have been excluded for purposes of calculating the weighted-average exercise price in column (b).

ITEM 13—Certain Relationships and Related Transactions, and Director Independence.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders.

ITEM 14—Principal Accounting Fees and Services.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15—Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2012 and 2011.

(ii)	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012.

(iii)	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012.

(iv)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2012.

(v)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012.

(vi)	Notes to Consolidated Financial Statements.

(vii)	Report of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

2.1	Agreement and Plan of Merger, dated as of January 28, 2013, by and between the Registrant and Somerset Hills Bancorp, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

3.1	Registrant’s Restated Certificate of Incorporation, dated May 19, 2005, including Certificate of Amendment dated February 4, 2009 to Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

3.2	Certificate of Amendment, dated January 29, 2009, to Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2009.

3.3	Registrant’s Amended and Restated Bylaws.

4.1	Warrant to Purchase up to 1,046,901 shares of Common Stock (as last adjusted pursuant to the terms thereof prior to the Registrant’s repurchase of the Warrant from the Treasury on February 29, 2012), dated February 6, 2009, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.

10.2	Lakeland Bancorp, Inc. 2009 Equity Compensation Program is incorporated by reference to Annex B to the Registrant’s definitive proxy materials for its 2009 Annual Meeting of Shareholders.

10.3	Employment Agreement—Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	Employment Agreement, dated as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.5	Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.6	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.9	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.10	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.11	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc. Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.12	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.13	Change in Control, Severance and Employment Agreement, dated as of November 24, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.14	Supplemental Executive Retirement Plan Agreement for Roger Bosma, dated August 21, 2003, and First Amendment to the Supplemental Executive Retirement Plan Agreement, adopted December 13, 2006, are incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	Letter Agreement, dated February 6, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto between the Registrant and the United States Department of the Treasury, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.16	Form of Waiver, executed by each of Thomas J. Shara, Joseph F. Hurley, Robert A. Vandenbergh, Jeffrey J. Buonforte and Louis E. Luddecke, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.17	Form of Executive Waiver Agreement, executed by each of Thomas J. Shara, Joseph F. Hurley, Robert A. Vandenbergh, Jeffrey J. Buonforte and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

10.18	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.19	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.20	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.21	First Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.22	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.23	Supplemental Executive Retirement Plan Agreement, effective as of December 23, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.24	Amendment No. 3 to Salary Continuation Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.25	Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.26	Form of Securities Purchase Agreement, dated August 29, 2012, between the Registrant and the Investors participating in the Registrant’s registered direct offering, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2012.

10.27	Employment Agreement, dated as of January 28, 2013, by and among the Registrant, Lakeland Bank and Stewart E. McClure, Jr., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

10.28	Amendatory Agreement, dated as of January 28, 2013 to the Amended and Restated Supplemental Executive Retirement Plan, among Somerset Hills Bancorp, Somerset Hills Bank and Stewart E. McClure, Jr., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

12.1	Statement of Ratios of Earnings (Loss) to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Grant Thornton LLP.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 15 , 2013	By:	/S/ THOMAS J. SHARA
Thomas J. Shara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROGER BOSMA* Roger Bosma	Director	March 15 , 2013

/S/ BRUCE D. BOHUNY* Bruce D. Bohuny	Director	March 15, 2013

/S/ MARY ANN DEACON* Mary Ann Deacon	Director	March 15, 2013

/S/ BRIAN FLYNN* Brian Flynn	Director	March 15, 2013

/S/ MARK J. FREDERICKS* Mark J. Fredericks	Director	March 15, 2013

/S/ JANETH C. HENDERSHOT* Janeth C. Hendershot	Director	March 15, 2013

/S/ ROBERT E. MCCRACKEN* Robert E. McCracken	Director	March 15, 2013

/S/ ROBERT B. NICHOLSON, III* Robert B. Nicholson, III	Director	March 15, 2013

/S/ JOSEPH P. O’DOWD* Joseph P. O’Dowd	Director	March 15, 2013

/S/ THOMAS J. SHARA Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2013

/S/ STEPHEN R. TILTON, SR.* Stephen R. Tilton, Sr.	Director	March 15, 2013

/S/ JOSEPH F. HURLEY Joseph F. Hurley	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013

*By:	/S/ THOMAS J. SHARA Thomas J . Shara Attorney-in-Fact	March 15, 2013

S-1