Form 10-Q
period 2013-03-31
LAKELAND BANCORP INC
filed 2013-05-10
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013 there were 29,864,460 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$88,744	$100,926
Interest-bearing deposits due from banks	8,322	6,619

Total cash and cash equivalents	97,066	107,545
Investment securities available for sale, at fair value	370,234	393,710
Investment securities held to maturity; fair value of $98,827 at March 31, 2013 and $99,784 at December 31, 2012	96,864	96,925
Federal Home Loan Bank Stock, at cost	5,381	5,382
Loans, net of deferred costs (fees)	2,170,743	2,146,843
Less: allowance for loan and lease losses	29,623	28,931

Net loans	2,141,120	2,117,912
Premises and equipment, net	32,722	33,280
Accrued interest receivable	7,743	7,643
Goodwill	87,111	87,111
Bank owned life insurance	46,456	46,143
Other assets	23,272	23,052

TOTAL ASSETS	$2,907,969	$2,918,703

LIABILITIES
Deposits:
Noninterest bearing	$521,045	$498,066
Savings and interest-bearing transaction accounts	1,566,421	1,569,139
Time deposits under $100 thousand	184,356	188,278
Time deposits $100 thousand and over	116,853	115,514

Total deposits	2,388,675	2,370,997
Federal funds purchased and securities sold under agreements to repurchase	94,315	117,289
Other borrowings	75,000	85,000
Subordinated debentures	51,548	51,548
Other liabilities	14,554	13,002

TOTAL LIABILITIES	2,624,092	2,637,836

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 40,000,000; issued 29,941,967 shares at March 31, 2013 and December 31, 2012	302,660	303,794
Accumulated deficit	(21,117)	(24,145)
Treasury stock, at cost, 82,685 shares at March 31, 2013 and 216,077 at December 31, 2012	(1,029)	(2,718)
Accumulated other comprehensive income	3,363	3,936

TOTAL STOCKHOLDERS’ EQUITY	283,877	280,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,907,969	$2,918,703

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$24,407	$25,458
Federal funds sold and interest-bearing deposits with banks	13	6
Taxable investment securities and other	1,719	2,340
Tax-exempt investment securities	430	490

TOTAL INTEREST INCOME	26,569	28,294

INTEREST EXPENSE
Deposits	1,662	2,256
Federal funds purchased and securities sold under agreements to repurchase	9	28
Other borrowings	962	2,064

TOTAL INTEREST EXPENSE	2,633	4,348

NET INTEREST INCOME	23,936	23,946
Provision for loan and lease losses	3,183	4,556

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	20,753	19,390
NONINTEREST INCOME
Service charges on deposit accounts	2,522	2,447
Commissions and fees	1,213	980
Gains on investment securities	505	32
Income on bank owned life insurance	313	339
Other income	498	259

TOTAL NONINTEREST INCOME	5,051	4,057

NONINTEREST EXPENSE
Salaries and employee benefits	9,953	9,435
Net occupancy expense	1,974	1,688
Furniture and equipment	1,405	1,083
Stationery, supplies and postage	370	336
Marketing expense	288	470
FDIC insurance expense	513	555
Legal expense	242	399
Expenses on other real estate owned and other repossessed assets	19	38
Long term debt prepayment fee	526	—
Merger related expenses	631	—
Other expenses	2,306	2,271

TOTAL NONINTEREST EXPENSE	18,227	16,275

Income before provision for income taxes	7,577	7,172
Income tax expense	2,469	2,201

NET INCOME	$5,108	$4,971

Dividends on Preferred Stock and Accretion	—	620

Net Income Available to Common Stockholders	$5,108	$4,351

PER SHARE OF COMMON STOCK
Basic earnings	$0.17	$0.16

Diluted earnings	$0.17	$0.16

Dividends	$0.07	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—UNAUDITED

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
NET INCOME	$5,108	$4,971

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) during period	(251)	131
Less: reclassification for gains included in net income	328	21
Change in pension liability, net	6	5

Other Comprehensive Income (Loss)	(573)	115

TOTAL COMPREHENSIVE INCOME	$4,535	$5,086

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—UNAUDITED

Three Months Ended March 31, 2013

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE January 1, 2013	29,941,967	$303,794	($24,145)	($2,718)	$3,936	$280,867

Net Income	—	—	5,108	—	—	5,108
Other comprehensive loss, net of tax	—	—	—	—	(573)	(573)
Stock based compensation	—	185	—	—	—	185
Issuance of restricted stock awards	—	(1,240)	—	1,240	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(106)	(299)	449	—	44
Exercise of stock options, net of excess tax benefits	—	27	—	—	—	27
Cash dividends, common stock	—	—	(1,781)	—	—	(1,781)

BALANCE March 31, 2013 (UNAUDITED)	29,941,967	$302,660	($21,117)	($1,029)	$3,363	$283,877

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	For the Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,108	$4,971
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,501	1,803
Depreciation and amortization	860	715
Provision for loan and lease losses	3,183	4,556
Gains on securities	(505)	(32)
Gains on sales of other real estate and other repossessed assets	(29)	(27)
Gains on sales of premises and equipment	(68)	—
Stock-based compensation	185	178
Increase in other assets	(109)	(144)
Increase in other liabilities	1,558	1,555

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,684	13,575

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	20,608	36,189
Held to maturity	2,543	8,030
Proceeds from sales of securities
Available for sale	53,670	16,540
Purchase of securities:
Available for sale	(52,239)	(36,483)
Held to maturity	(2,609)	(5,607)
Net decrease in Federal Home Loan Bank Stock	1	916
Net increase in loans and leases	(27,428)	(36,731)
Proceeds from sales of other real estate and repossessed assets	531	154
Capital expenditures	(696)	(1,906)
Proceeds from sales of bank premises and equipment	462	—

NET CASH USED IN INVESTING ACTIVITIES	(5,157)	(18,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,678	38,475
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(22,974)	24,322
Proceeds from other borrowings	—	130,000
Repayments of other borrowings	(10,000)	(150,000)
Redemption of preferred stock and common stock warrant	—	(21,800)
Excess tax benefits	27	18
Issuance of stock to dividend reinvestment and stock purchase plan	44	77
Dividends paid	(1,781)	(1,506)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17,006)	19,586

Net increase (decrease) in cash and cash equivalents	(10,479)	14,263
Cash and cash equivalents, beginning of period	107,545	72,558

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,066	$86,821

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements—(Unaudited)

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

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2013. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices. Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

All weighted average, actual share and per share information set forth in this Quarterly Report on Form 10-Q have been adjusted retroactively for the effects of the stock dividends.

Certain reclassifications have been made to prior period financial statements to conform to the 2013 presentation.

Note 2. Stock-Based Compensation

Share-based compensation expense of $185,000 and $178,000 was recognized for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was unrecognized compensation cost of $2.0 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 3.1 years. Unrecognized compensation expense related to unvested stock options was approximately $20,000 as of March 31, 2013 and is expected to be recognized over a period of 1.2 years.

In the first three months of 2013, the Company granted 99,182 shares of restricted stock at a grant date fair value of $9.82 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $195,000 per year for the next five years. In the first three months of 2012, the Company granted 91,269 shares of restricted stock at a grant date fair value of $9.50 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $173,000 per year over a five year period.

There were no grants of stock options in the first three months of 2013 and 2012.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2013	475,697	$12.31		$53,853
Issued	—	—
Exercised	—	—
Forfeited	(3,757)	12.91

Outstanding, March 31, 2013	471,940	$12.31	2.28	$44,753

Options exercisable at March 31, 2013	460,914	$12.41	2.16	$26,791

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first three months of 2013 and the exercise price, multiplied by the number of in-the-money options).

There were no options exercised in the first three months of 2013 and 2012.

Information regarding the Company’s restricted stock (all unvested) and changes during the three months ended March 31, 2013 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2013	222,556	$9.15
Granted	99,182	9.82
Vested	(64,680)	8.59
Forfeited	(1,909)	9.18

Outstanding, March 31, 2013	255,149	$9.55

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	March 31, 2013			March 31, 2012
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains (losses) arising during period	($414)	$163	($251)	$194	($63)	$131
Less reclassification adjustment for net gains arising during the period	505	(177)	328	32	(11)	21

Net unrealized gains (losses)	($919)	$340	($579)	$162	($52)	$110
Change in minimum pension liability	8	(2)	6	8	(3)	5

Other comprehensive income (loss), net	($911)	$338	($573)	$170	($55)	$115

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total
	(in thousands)
Beginning Balance	$4,553	($617)	$3,936	$3,506	($635)	$2,871

Other comprehensive income (loss) before classifications	(251)	6	(245)	131	5	136
Amounts reclassified from accumulated other comprehensive income	328	0	328	21	0	21

Net current period other comprehensive income (loss)	(579)	6	(573)	110	5	115
Ending balance	$3,974	($611)	$3,363	$3,616	($630)	$2,986

(a)	All amounts are net of tax.

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$99	$517
Cash paid during the period for interest	2,676	4,406
Transfer of loans and leases into other repossessed assets and other real estate owned	688	259

Note 5. Earnings Per Share

The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
Net income available to common shareholders	$5,108	$4,351
Less: earnings allocated to participating securities	29	36

Net income allocated to common shareholders	$5,079	$4,315

Weighted average number of common shares outstanding—basic	29,563	26,700
Share-based plans	62	47

Weighted average number of common shares—diluted	29,625	26,747

Basic earnings per share	$0.17	$0.16

Diluted earnings per share	$0.17	$0.16

Options to purchase 444,375 shares of common stock at a weighted average price of $12.56 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended March 31, 2013 because the exercise price was greater than the average market price. Options to purchase 570,914 shares of common stock at a weighted average price of $12.79 were outstanding and were not included in the computation of diluted earnings per share for the quarter ended March 31, 2012 because the exercise price was greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$61,191	$251	$(61)	$61,381	$86,002	$577	$(8)	$86,571
Mortgage-backed securities, residential	237,700	4,747	(1,124)	241,323	235,052	5,086	(579)	239,559
Obligations of states and political subdivisions	36,379	1,660	(123)	37,916	36,848	1,832	(60)	38,620
Other debt securities	13,570	255	(214)	13,611	13,576	189	(321)	13,444
Equity securities	15,065	1,021	(83)	16,003	14,984	608	(76)	15,516

	$363,905	$7,934	$(1,605)	$370,234	$386,462	$8,292	$(1,044)	$393,710

HELD TO MATURITY	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. government agencies	$16,056	$343	$—	$16,399	$16,089	$385	$—	$16,474
Mortgage-backed securities, residential	37,996	949	(301)	38,644	39,065	1,313	(27)	40,351
Mortgage-backed securities, multifamily	1,406	—	(38)	1,368	1,421	—	(13)	1,408
Obligations of states and political subdivisions	39,859	952	(147)	40,664	38,801	1,068	(68)	39,801
Other debt securities	1,547	205	—	1,752	1,549	201	—	1,750

	$96,864	$2,449	$(486)	$98,827	$96,925	$2,967	$(108)	$99,784

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	March 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,451	$2,463	$14,330	$14,359
Due after one year through five years	37,156	37,850	13,449	14,079
Due after five years through ten years	68,370	69,622	26,444	27,218
Due after ten years	3,163	2,973	3,239	3,159

	111,140	112,908	57,462	58,815
Mortgage-backed securities	237,700	241,323	39,402	40,012
Equity securities	15,065	16,003	—	—

Total securities	$363,905	$370,234	$96,864	$98,827

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Sale proceeds	$53,670	$16,540
Gross gains	508	99
Gross losses	(3)	(67)

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $315.5 million and $328.4 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

March 31, 2013	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. government agencies	$21,783	$61	$—	$—	4	$21,783	$61
Mortgage-backed securities, residential	61,294	1,118	2,025	6	14	63,319	1,124
Obligations of states and political subdivisions	4,466	83	909	40	11	5,375	123
Other debt securities	—	—	5,766	214	2	5,766	214
Equity securities	4,656	83	—	—	2	4,656	83

	$92,199	$1,345	$8,700	$260	33	$100,899	$1,605

HELD TO MATURITY
Mortgage-backed securities, residential	$15,228	$301	$—	$—	5	$15,228	$301
Mortgage-backed securities, multifamily	1,406	38	—	—	1	1,406	38
Obligations of states and political subdivisions	5,203	142	371	5	13	5,574	147

	$21,837	$481	$371	$5	19	$22,208	$486

December 31, 2012	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. government agencies	$3,992	$8	$—	$—	1	$3,992	$8
Mortgage-backed securities, residential	30,359	572	3,239	7	10	33,598	579
Obligations of states and political subdivisions	2,825	60	—	—	7	2,825	60
Other debt securities	—	—	5,661	321	2	5,661	321
Equity securities	4,621	76	—	—	2	4,621	76

	$41,797	$716	$8,900	$328	22	$50,697	$1,044

HELD TO MATURITY
Mortgage-backed securities, residential	$1,239	$27	$—	$—	1	$1,239	$27
Mortgage-backed securities, multifamily	1,408	13	—	—	1	1,408	13
Obligations of states and political subdivisions	3,705	63	371	5	10	4,076	68

	$6,352	$103	$371	$5	12	$6,723	$108

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

As of March 31, 2013, the equity securities include investments in other financial institutions for market appreciation purposes. Those equities had a net amortized cost of $2.1 million and a market value of $2.8 million as of March 31, 2012.

As of March 31, 2013, equity securities also included $13.1 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2013, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.3 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of March 31, 2013, the amortized cost of these securities was $10.1 million and the fair value was $10.3 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 7. Loans and Leases.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Commercial, secured by real estate	$1,168,873	$1,125,137
Commercial, industrial and other	211,078	216,129
Leases	28,190	26,781
Real estate-residential mortgage	412,006	423,262
Real estate-construction	45,594	46,272
Home equity and consumer	305,715	309,626

Total loans	2,171,456	2,147,207

Plus: deferred fees	(713)	(364)

Loans, net of deferred fees	$2,170,743	$2,146,843

At March 31, 2013 and December 31, 2012, home equity and consumer loans included overdraft deposit balances of $336,000 and $532,000, respectively. At March 31, 2013 and December 31, 2012, the Company had $296.8 million and $203.1 million in residential loans pledged for potential borrowings at the Federal Home Loan Bank of New York (FHLB).

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

(in thousands)	March 31, 2013	December 31, 2012
Commercial, secured by real estate	$8,962	$10,511
Commercial, industrial and other	1,203	1,476
Leases	—	32
Real estate—residential mortgage	8,481	8,733
Real estate—construction	3,560	4,031
Home equity and consumer	2,838	3,197

Total non-accrual loans and leases	$25,044	$27,980
Other real estate and other repossessed assets	715	529

TOTAL NON-PERFORMING ASSETS	$25,759	$28,509

Troubled debt restructurings, still accruing	$9,012	$7,336

Non-accrual loans included $3.2 million and $3.4 million of troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively.

An age analysis of past due loans, segregated by class of loans as of March 31, 2013 and December 31, 2012, is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
March 31, 2013
Commercial, secured by real estate	$4,527	$214	$9,257	$13,998	$1,154,875	$1,168,873	$295
Commercial, industrial and other	420	20	1,222	1,662	209,416	211,078	19
Leases	78	14	—	92	28,098	28,190	—
Real estate—residential mortgage	3,694	165	9,856	13,715	398,291	412,006	1,375
Real estate—construction	48	—	3,560	3,608	41,986	45,594	—
Home equity and consumer	1,955	381	2,901	5,237	300,478	305,715	63

	$10,722	$794	$26,796	$38,312	$2,133,144	$2,171,456	$1,752

December 31, 2012
Commercial, secured by real estate	$3,831	$2,308	$10,511	$16,650	$1,108,487	$1,125,137	$—
Commercial, industrial and other	400	171	1,476	2,047	214,082	216,129	—
Leases	367	36	32	435	26,346	26,781	—
Real estate—residential mortgage	2,370	821	10,012	13,203	410,059	423,262	1,279
Real estate—construction	1,100	—	4,031	5,131	41,141	46,272	—
Home equity and consumer	2,479	363	3,355	6,197	303,429	309,626	158

	$10,547	$3,699	$29,417	$43,663	$2,103,544	$2,147,207	$1,437

Impaired Loans

Impaired loans as of March 31, 2013, March 31, 2012 and December 31, 2012 are as follows:

	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
March 31, 2013
Loans without specific allowance:
Commercial, secured by real estate	$17,275	$29,572	$—	$125	$16,995
Commercial, industrial and other	4,860	4,937	—	48	4,858
Real estate-residential mortgage	355	355	—	—	357
Real estate-construction	3,413	4,826	—	—	3,672
Home equity and consumer	369	369	—	—	369

Loans with specific allowance:
Commercial, secured by real estate	2,632	3,175	279	14	2,694
Commercial, industrial and other	535	594	148	1	736
Real estate-residential mortgage	288	288	43	—	288
Real estate-construction	146	534	15	—	146
Home equity and consumer	970	970	146	14	970

Total:
Commercial, secured by real estate	$19,907	$32,747	$279	$139	$19,689
Commercial, industrial and other	5,395	5,531	148	49	5,594
Real estate—residential mortgage	643	643	43	—	645
Real estate-construction	3,559	5,360	15	—	3,818
Home equity and consumer	1,339	1,339	146	14	1,339

	$30,843	$45,620	$631	$202	$31,085

	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
March 31, 2012
Loans without specific allowance:
Commercial, secured by real estate	$16,795	$22,849	$—	$103	$17,684
Commercial, industrial and other	4,887	9,056	—	—	4,180
Real estate-residential mortgage	377	377	—	6	378
Real estate-construction	10,013	14,488	—	—	11,051
Home equity and consumer	350	350	—	—	312

Loans with specific allowance:
Commercial, secured by real estate	3,556	5,874	355	10	4,040
Commercial, industrial and other	776	889	221	—	516
Real estate-residential mortgage	329	337	49	4	482
Real estate-construction	489	1,429	49	—	522
Home equity and consumer	958	958	144	12	958

Total:
Commercial, secured by real estate	$20,351	$28,723	$355	$113	$21,724
Commercial, industrial and other	5,663	9,945	221	—	4,696
Real estate—residential mortgage	706	714	49	10	860
Real estate-construction	10,502	15,917	49	—	11,573
Home equity and consumer	1,308	1,308	144	12	1,270

	$38,530	$56,607	$818	$135	$40,123

	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
December 31, 2012
Loans without specific allowance:
Commercial, secured by real estate	$16,458	$21,665	$—	$495	$18,301
Commercial, industrial and other	4,896	4,932	—	116	3,838
Real estate-residential mortgage	360	360	—	6	385
Real estate-construction	3,332	4,433	—	—	5,533
Home equity and consumer	369	369	—	1	360

Loans with specific allowance:
Commercial, secured by real estate	3,346	4,088	368	46	3,825
Commercial, industrial and other	808	871	219	1	769
Real estate-residential mortgage	288	288	43	4	374
Real estate-construction	698	1,085	97	—	1,445
Home equity and consumer	976	976	146	55	934

Total:
Commercial, secured by real estate	$19,804	$25,753	$368	$541	$22,126
Commercial, industrial and other	5,704	5,803	219	117	4,607
Real estate—residential mortgage	648	648	43	10	759
Real estate-construction	4,030	5,518	97	—	6,978
Home equity and consumer	1,345	1,345	146	56	1,294

	$31,531	$39,067	$873	$724	$35,764

Interest that would have been accrued on impaired loans during the first three months of 2013 and 2012 had the loans been performing under original terms would have been $621,000 and $812,000, respectively. Interest that would have accrued for the year ended December 31, 2012 was $2.8 million.

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

The following table shows the Company’s commercial loan portfolio as of March 31, 2013 and December 31, 2012, by the risk ratings discussed above (in thousands):

March 31, 2013

	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction
Risk Rating
1	$—	$955	$—
2	—	12,909	—
3	44,222	15,272	—
4	380,135	58,487	875
5	634,304	84,622	34,344
5W—Watch	28,378	8,099	—
6—Other Assets Especially Mentioned	36,294	9,351	3,097
7—Substandard	45,458	21,383	7,278
8—Doubtful	82	—	—
9—Loss	—	—	—

Total	$1,168,873	$211,078	$45,594

December 31, 2012

	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction
Risk Rating
1	$—	$996	$—
2	—	12,899	—
3	44,448	15,676	—
4	350,145	62,676	795
5	623,912	88,033	34,682
5W - Watch	43,515	13,261	—
6 - Other Assets Especially Mentioned	21,132	2,845	6,535
7 - Substandard	41,817	19,743	4,260
8 - Doubtful	168	—	—
9 - Loss	—	—	—

Total	$1,125,137	$216,129	$46,272

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment performance status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the three months ended March 31, 2013 and the year ended December 31, 2012:

Three Months Ended March 31, 2013 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931
Charge-offs	(749)	(177)	(112)	(565)	(652)	(455)	($2,710)
Recoveries	44	30	88	1	7	49	$219
Provision	868	288	(72)	824	1,304	(29)	$3,183

Ending Balance	$16,421	$5,244	$482	$3,828	$1,246	$2,402	$29,623

Ending Balance: Individually evaluated for impairment	$279	$148	$0	$43	$15	$146	$631
Ending Balance: Collectively evaluated for impairment	16,142	5,096	482	3,785	1,231	2,256	28,992

Ending Balance	$16,421	$5,244	$482	$3,828	$1,246	$2,402	$29,623

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$19,907	$5,395	$0	$643	$3,559	$1,339	$30,843
Ending Balance: Collectively evaluated for impairment	1,148,966	205,683	28,190	411,363	42,035	304,376	2,140,613

Ending Balance (1)	$1,168,873	$211,078	$28,190	$412,006	$45,594	$305,715	$2,171,456

(1)	Excludes deferred fees

Year Ended December 31, 2012 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416
Charge-offs	(7,287)	(949)	(999)	(1,822)	(2,888)	(2,074)	($16,019)
Recoveries	280	428	504	66	43	306	$1,627
Provision	6,647	2,147	385	2,247	2,008	1,473	$14,907

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Ending Balance: Individually evaluated for impairment	$368	$219	$—	$43	$97	$146	$873
Ending Balance: Collectively evaluated for impairment	15,890	4,884	578	3,525	490	2,691	$28,058

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$19,804	$5,704	$—	$648	$4,030	$1,345	$31,531
Ending Balance: Collectively evaluated for impairment	1,105,333	210,425	26,781	422,614	42,242	308,281	$2,115,676

Ending Balance(1)	$1,125,137	$216,129	$26,781	$423,262	$46,272	$309,626	$2,147,207

(1)	Excludes deferred fees

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $973,000 and $1,108,000 at March 31, 2013 and December 31, 2012, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the three months ended March 31, 2013 and 2012:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2013			March 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	4	$2,000	$2,000	3	$529	$528
Commercial, industrial and other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Real estate—residential mortgage	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	—	—	—	—	—	—

	4	$2,000	$2,000	3	$529	$528

The following table summarizes as of March 31, 2013 and 2012, loans that were restructured within the last 12 months that have subsequently defaulted:

	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	4	$731	4	$1,484
Commercial, industrial and other	—	—	—	—
Leases	—	—	—	—
Real estate—residential mortgage	—	—	3	706
Real estate—construction	—	—	—	—
Home equity and consumer	—	—	1	350

	4	$731	8	$2,540

Leases

Lakeland had no leases held for sale as of March 31, 2013 and December 31, 2012. The following table shows the components of gains on leasing related assets for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Gains on sales of leases	$—	$—
Realized gains on paid off leases	19	157
Gains on other repossessed assets	11	27

Total gains on leasing related assets	$30	$184

Other Real Estate and Other Repossessed Assets

At March 31, 2013, the Company had other repossessed assets and other real estate owned of $147,000 and $568,000, respectively. At December 31, 2012, the Company had other repossessed assets and other real estate owned of $77,000 and $452,000, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest cost	$22	$22
Expected return on plan assets	(18)	(19)
Amortization of unrecognized net actuarial loss	21	18

Net periodic benefit expense	$25	$21

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Service cost	$7	$8
Interest cost	9	10
Amortization of prior service cost	3	3
Amortization of unrecognized net actuarial loss	2	3

Net periodic benefit expense	$21	$24

The Company made contributions of $75,000 and $88,000 to the plan during the three month periods ended March 31, 2013 and 2012, respectively. The Company does not expect to make any more contributions for the remainder of 2013.

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

During the three months ended March 31, 2013, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
March 31, 2013
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$3,494	$57,887	$—	$61,381
Mortgage backed securities	—	241,323	—	241,323
Obligations of states and political subdivisions	—	37,916	—	37,916
Corporate debt securities	—	13,611	—	13,611
Equity securities	2,414	13,589	—	16,003

Total securities available for sale	$5,908	$364,326	$—	$370,234
Other Assets (a)	$—	$404	$—	$404

Total Assets	$5,908	$364,730	$—	$370,638

Other Liabilities (a)	$—	$404	$—	$404

Total Liabilities	$—	404	$—	404

December 31, 2012
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$3,493	$83,078	$—	$86,571
Mortgage backed securities	—	239,559	—	239,559
Obligations of states and political subdivisions	—	38,620	—	38,620
Corporate debt securities	—	13,444	—	13,444
Equity securities	2,010	13,506	—	15,516

Total securities available for sale	5,503	388,207	—	393,710
Other Assets (a)	—	195	—	195

Total Assets	$5,503	$388,402	$—	$393,905

Other Liabilities (a)	$—	$195	$—	$195

Total Liabilities	$—	$195	$—	$195

(a)	Non-hedging interest rate derivatives

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
March 31, 2013
Assets:
Impaired Loans and Leases	$—	$—	$30,843	$30,843
Other real estate owned and other repossessed assets	—	—	715	715

December 31, 2012
Assets:
Impaired Loans and Leases	—	—	$31,531	$31,531
Other real estate owned and other repossessed assets	—	—	529	529

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the sales comparison approach or the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 5-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using the sales comparison approach or discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through recognized valuation resources.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2013 and December 31, 2012 are outlined below.

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

The net loan portfolio at March 31, 2013 and December 31, 2012 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

For fixed maturity certificates of deposit, fair value was estimated based on the present value of discounted cash flows using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

The fair value of long-term debt is based upon the discounted value of contractual cash flows. The Company estimates the discount rate using the rates currently offered for similar borrowing arrangements. The fair value of subordinated debentures is based on bid/ask prices from brokers for similar types of instruments.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2013
Financial Instruments—Assets
Investment securities held to maturity	$96,864	$98,827	$—	$86,390	$12,437
Federal Home Loan Bank Stock	5,381	5,381	—	5,381	—
Loans and leases	2,170,743	2,176,887	—	—	2,176,887

Financial Instruments—Liabilities
Certificates of Deposit	301,209	302,437	—	302,437	—
Other borrowings	75,000	80,511	—	80,511	—
Subordinated debentures	51,548	34,434	—	—	34,434
Commitments:
Standby letters of credit	—	2	—	—	2

December 31, 2012
Financial Assets:
Investment securities held to maturity	$96,925	$99,784	$—	$87,336	$12,448
Federal Home Loan Bank Stock	5,382	5,382	—	5,382	—
Loans and leases	2,146,843	2,154,507	—	—	2,154,507

Financial Liabilities:
Certificates of Deposit	303,792	305,398	—	305,398	—
Other borrowings	85,000	91,325	—	91,325	—
Subordinated debentures	51,548	33,403	—	—	33,403
Commitments:
Standby letters of credit	—	4	—	—	4

Note 11. Derivatives

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. The Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. As of March 31, 2013 and December 31, 2012, the Company had $493,000 and $497,000, respectively, in securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented:

March 31, 2013

	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$24,396	8.2	4.040%	1 Mo Libor + 2.31	$404
Customer interest rate swaps	(24,396)	8.2	4.040%	1 Mo Libor + 2.31	(404)

December 31, 2012

	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$6,400	10.1	4.625%	1 Mo Libor + 2.61	$195
Customer interest rate swaps	(6,400)	10.1	4.625%	1 Mo Libor + 2.61	($195)

The following shows the Company’s transactions that are subject to an enforceable master netting arrangement or other such similar agreements for the periods presented:

March 31, 2013

Offsetting of Financial Assets and Derivative Assets				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Third party interest rate swaps	$24,396	($23,992)	$404	$0	$0	$404

Total	$24,396	($23,992)	$404	$0	$0	$404

Offsetting of Financial Liabilities and Derivative Liabilities				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Customer interest rate swaps	$24,396	($23,992)	$404	$0	$0	$404

Total	$24,396	($23,992)	$404	$0	$0	$404

December 31, 2012

Offsetting of Financial Assets and Derivative Assets				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Third party interest rate swaps	$6,400	($6,205)	$195	$0	$0	$195

Total	$6,400	($6,205)	$195	$0	$0	$195

Offsetting of Financial Liabilities and Derivative Liabilities				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Customer interest rate swaps	$6,400	($6,205)	$195	$0	$0	$195

Total	$6,400	($6,205)	$195	$0	$0	$195

Note 12. Preferred Stock

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

Note 13. Common Stock

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

Note 14. Acquisitions

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

The transaction has been approved by the board of directors of each of Lakeland Bancorp and Somerset Hills Bancorp. On May 6, 2013, the Company was informed by the New Jersey Department of Banking, and Insurance that it had approved the proposed merger of Somerset Hills Bancorp with and into the Company and the merger of the bank subsidiaries. On May 8, 2013, the shareholders of Somerset Hills Bancorp voted to approve the merger and the shareholders of the Company voted to approve the issuance of the shares of the Company’s common stock to be issued in the merger. Subject to additional required regulatory approval and other customary closing conditions, the Company anticipates completing the merger in the second or third quarter of 2013.

Note 15. Recent Accounting Pronouncements

In February 2013, the FASB issued guidance relating to the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance further updates guidance issued in 2011 increasing the prominence of items reported in other comprehensive income and facilitating the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance issued in 2013 requires an entity to provide information about the items reclassified out of other comprehensive income by component. This guidance is effective during interim and annual periods beginning after December 15, 2012, and is to be applied retrospectively. The Company adopted this guidance in the first quarter of 2013. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued accounting guidance regarding disclosures about offsetting assets and liabilities. The scope of this accounting guidance was further clarified by the FASB on January 1, 2013. This guidance affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with U.S. GAAP or (2) subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this guidance. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted this guidance in the first quarter of 2013. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

PART I—ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of the Company’s lending and leasing activities, customers’ acceptance of the Company’s products and services, competition, failure to obtain required regulatory approvals for the merger of Somerset Hills Bancorp into Lakeland Bancorp and for the merger of Somerset Hills Bank into Lakeland Bank, and the failure to realize anticipated efficiencies and synergies if the mergers are consummated.

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

Management Overview

The three months ended March 31, 2013, represented a period of earnings improvement for the Company. As discussed in this Management’s Discussion and Analysis:

•	Net income available to common stockholders increased $757,000, or 17%, from the first quarter of 2012 to the same period in 2013.

•	Diluted earnings per share increased from $0.16 for the first quarter of 2012 to $0.17 for the first quarter of 2013.

•

Included in the 2013 first quarter earnings was $631,000 in expenses related to the proposed merger with Somerset Hills Bancorp. Exclusive of these expenses, EPS for the first quarter of 2013 was $0.19 per common share, a 19% increase over the EPS for the same period last year.

•	Non-performing assets declined for the sixth consecutive quarter. Non-performing assets have declined $2.8 million, or 10%, from $28.5 million reported at year end.

•	As a result of improving loan quality, the provision for loan and lease losses was reduced from $4.6 million in the first quarter of 2012 to $3.2 million in the first quarter of 2013.

•

The Company continues to experience pressure on its net interest margin from the continuing low interest rate environment. The net interest margin declined from 3.76% in the first quarter of 2012 to 3.71% in the first quarter of 2013.

•	Noninterest income has increased related to management’s efforts to increase fee income to offset declines in net interest income.

Results of Operations

(First Quarter 2013 Compared to First Quarter 2012)

Net Income

Net income for the first quarter of 2013 was $5.1 million, compared to net income of $5.0 million for the same period in 2012. Net income available to common stockholders was $5.1 million compared to net income available to common stockholders of $4.4 million for the first quarter of 2012. Because the Company repaid its remaining preferred stock to the U.S. Department of the Treasury under the CPP in the first quarter of 2012, the Company had no dividends or accretion on preferred stock in the first quarter of 2013 compared to $620,000 for the same period last year. Diluted earnings per share was $0.17 for the first quarter of 2013, compared to diluted earnings per share of $0.16 for the same period last year. Net interest income for the first quarter of 2013 was equivalent to the first quarter of 2012.

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

Net interest income on a tax equivalent basis for the first quarter of 2013 was $24.2 million, which equaled the first quarter of 2012. The net interest margin decreased from 3.76% in the first quarter of 2012 to 3.71% in the first quarter of 2013 primarily as a result of net interest income remaining the same while average interest earning assets increased $50.0 million during the same period. The net interest margin would have been 3.77% and 3.86% for the first quarter of 2013 and 2012, respectively, had the Company’s non-performing loans performed in accordance with their terms. Declines in interest income resulting from a 32 basis point decline in the yield on interest-earning assets were partially offset by a 32 basis point reduction in the cost of interest-bearing liabilities. The decline in the net interest margin resulting from a decline in rates was somewhat mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $53.3 million. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the Three Months Ended, March 31, 2013			For the Three Months Ended, March 31, 2012
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$2,136,254	$24,407	4.63%	$2,050,093	$25,458	4.99%
Taxable investment securities and other	404,582	1,719	1.70%	447,252	2,340	2.09%
Tax-exempt securities	71,241	662	3.71%	72,787	754	4.14%
Federal funds sold (B)	30,585	13	0.17%	22,522	6	0.11%

Total interest-earning assets	2,642,662	26,801	4.11%	2,592,654	28,558	4.43%

Noninterest-earning assets:
Allowance for loan and lease losses	(29,485)			(29,162)
Other assets	254,833			242,705

TOTAL ASSETS	$2,868,010			$2,806,197

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$357,709	$66	0.07%	$338,221	$90	0.11%
Interest-bearing transaction accounts	1,226,112	982	0.32%	1,137,069	1,272	0.45%
Time deposits	302,159	614	0.81%	350,937	894	1.02%
Borrowings	183,089	971	2.12%	267,165	2,092	3.13%

Total interest-bearing liabilities	2,069,069	2,633	0.51%	2,093,392	4,348	0.83%

Noninterest-bearing liabilities:
Demand deposits	502,214			448,893
Other liabilities	13,931			13,236
Stockholders’ equity	282,796			250,676

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,868,010			$2,806,197

Net interest income/spread		24,168	3.60%		24,210	3.60%
Tax equivalent basis adjustment		232			264

NET INTEREST INCOME		$23,936			$23,946

Net interest margin (C)			3.71%			3.76%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $28.6 million in the first quarter of 2012 to $26.8 million in the first quarter of 2013, a decrease of $1.8 million, or 6%. The decrease in interest income was primarily due to a 32 basis point decrease in the yield on interest earning assets, as a result of loans being refinanced at lower rates and lower yields on new loans and investments. The yield on average loans and leases at 4.63% in the first quarter of 2013 was 36 basis points lower than the first quarter of 2012. The yield on average taxable and tax exempt investment securities decreased by 39 basis points and 43 basis points, respectively, compared to the first quarter of 2012. Average loans and leases at $2.14 billion increased $86.2 million from the first quarter of 2012, while average investment securities at $475.8 million decreased $44.2 million.

Total interest expense decreased from $4.3 million in the first quarter of 2012 to $2.6 million in the first quarter of 2013, a decrease of $1.7 million, or 39%. The cost of average interest-bearing liabilities decreased from 0.83% in the first quarter of 2012 to 0.51% in 2013. The decrease in yield was due primarily to a 101 basis point reduction in the cost of borrowings, an $84.1 million reduction in higher yielding borrowings, a $48.8 million reduction in higher yielding time deposits and the continuing low rate environment. From the first quarter of 2012 to the first quarter of 2013, average savings accounts and interest-bearing transaction accounts increased by $19.5 million and $89.0 million, respectively. Average rates paid on interest-bearing liabilities declined in all categories.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and net charge-offs; and the results of independent third party loan review.

In the first quarter of 2013, a $3.2 million provision for loan and lease losses was recorded, which was $1.4 million lower than the provision for the same period last year. During the first quarter of 2013, the Company charged off loans and leases of $2.7 million and recovered $219,000 in previously charged off loans and leases compared to $5.0 million and $735,000, respectively, during the same period in 2012. The lower provision resulted from a decline in non-performing assets and from lower charge-offs during the quarter. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $994,000, or 25%, to $5.1 million in the first quarter of 2013 compared to the first quarter of 2012 primarily due to gains on sales of investment securities, an increase in commissions and fees and an increase in other income. Gains on sales of investment securities was $505,000 during the first quarter of 2013 compared to $32,000 during the same period in 2012. Commissions and fees totaled $1.2 million in the first quarter of 2013 and were $233,000, or 24%, higher than the same period last year due primarily to increased investment commission income. Other income totaling $498,000 in the first quarter of 2013 was $239,000 higher than the same period in 2012 primarily due to $181,000 in income on loan swap transactions and $152,000 in gains on sales of residential mortgage loans. Income on bank owned life insurance at $313,000 declined $26,000 compared to the first quarter of 2012 due primarily to decreases in rates on the underlying policies.

Noninterest Expense

Noninterest expense totaling $18.2 million increased $2.0 million in the first quarter of 2013 from the first quarter of 2012. In the first quarter of 2013 noninterest expense included $526,000 in long term debt prepayment fees and $631,000 in merger related expenses. Salary and employee benefits at $10.0 million increased by $518,000, or 5%, partially due to increased commission expenses. Net occupancy expense at $2.0 million in the first quarter of 2013 increased $286,000 from the same period last year due primarily to expenses relating to the new operations and training center and branch office opened in the second half of 2012 as well as increased snow removal expenses. Furniture and equipment at $1.4 million increased $322,000 from the same period last year due primarily to increased service contract expense, expenses relating to the new operations and training center and the opening of a branch office. Marketing expense totaling $288,000 decreased $182,000 compared to the first quarter of 2012 primarily due a reduction in advertising and the timing of marketing campaigns. FDIC insurance expense at $513,000 decreased $42,000 due primarily to lower assessment rates resulting from the reduction in nonperforming assets. Legal expense at $242,000 and other real estate and repossessed asset expense at $19,000 decreased $157,000 and $19,000, respectively, due primarily to the reduction in nonperforming assets. The Company’s efficiency ratio, a non-GAAP financial measure, was 59.85% in the first quarter of 2013, compared to 57.71% for the same period last year as a result of an increase in total noninterest expense. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$18,227	$16,275
Less:
Other real estate owned and other repossessed asset expense	(19)	(38)
Long term debt prepayment fee	(526)	—
Merger related expenses	(631)	—
Provision for unfunded lending commitments	135	56

Noninterest expense, as adjusted	$17,186	$16,293

Net interest income	$23,936	$23,946
Noninterest income	5,051	4,057

Total revenue	28,987	28,003
Plus: Tax-equivalent adjustment on municipal securities	232	264
Less: gains on sales of investment securities	(505)	(32)

Total revenue, as adjusted	$28,714	$28,235

Efficiency ratio	59.85%	57.71%

Income Tax Expense

The effective tax rate increased from 30.7% in the first quarter of 2012 to 32.6% in the first quarter of 2013 as a result of increased earnings and because of a reduction of tax advantaged items as a percent of pre-tax income. Tax advantaged items include interest income on tax-exempt securities and income on bank owned life insurance. Also contributing to the increase in the effective tax rate was the impact of non-deductible merger related expenses.

Financial Condition

The Company’s total assets decreased $10.7 million from $2.92 billion at December 31, 2012, to $2.91 billion at March 31, 2013. A $23.5 million reduction in investment securities and a $10.5 million reduction in total cash and cash equivalents was partially offset by a $24.2 million increase in total loans. Total deposits increased $17.7 million, with non-interest-bearing transaction accounts increasing $23.0 million.

Loans and Leases

Gross loans and leases at $2.17 billion increased by $24.2 million from December 31, 2012. The increase in gross loans and leases is primarily due to an increase in commercial loans secured by real estate of $43.7 million, partially offset by a reduction in residential mortgages of $11.3 million. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets decreased from $28.5 million, or 0.98% of total assets, on December 31, 2012 to $25.8 million, or 0.89% of total assets, on March 31, 2013. Non-performing assets decreased in all categories. The largest declines in non-performing loans were in commercial loans secured by real estate and real estate construction loans which declined by $1.5 million and $471,000, respectively. Commercial loan non-accruals at March 31, 2013 included 4 loan relationships with balances over $1.0 million, totaling $5.1 million, and 5 loan relationships between $500,000 and $1.0 million, totaling $3.6 million.

There were $1.8 million in loans and leases past due ninety days or more and still accruing at March 31, 2013 compared to $1.4 million at December 31, 2012. Loans and leases past due 90 days or more and still accruing are those loans and leases that are considered both well-secured and in process of collection.

On March 31, 2013, the Company had $9.0 million in loans that were troubled debt restructurings and still accruing interest income compared to $7.3 million on December 31, 2012. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On March 31, 2013, the Company had $30.8 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $31.5 million at year-end 2012. For more information on impaired loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $631,000 has been allocated as a portion of the allowance for loan and lease losses for impairment at March 31, 2013. At March 31, 2013, the Company also had $51.6 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $42.7 million at December 31, 2012.

There were no loans and leases at March 31, 2013, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Year Ended December 31, 2012
Balance of the allowance at the beginning of the year	$28,931	$28,416	$28,416

Loans and leases charged off:
Commercial, secured by real estate	749	2,090	7,287
Commercial, industrial and other	177	149	949
Leases	112	168	999
Real estate—mortgage	565	357	1,822
Real estate-construction	652	1,526	2,888
Home equity and consumer	455	717	2,074

Total loans charged off	2,710	5,007	16,019

Recoveries:
Commercial, secured by real estate	44	39	280
Commercial, industrial and other	30	179	428
Leases	88	378	504
Real estate—mortgage	1	12	66
Real estate-construction	7	27	43
Home equity and consumer	49	100	306

Total Recoveries	219	735	1,627

Net charge-offs:	2,491	4,272	14,392
Provision for loan and lease losses	3,183	4,556	14,907

Ending balance	$29,623	$28,700	$28,931

Ratio of annualized net charge-offs to average loans and leases outstanding	0.47%	0.83%	0.69%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.36%	1.38%	1.35%

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

The overall balance of the allowance for loan losses increased $692,000 to $29.6 million at March 31, 2013 compared to December 31, 2012 reflecting an increase in the commercial loan portfolio and a $659,000 increase in the allowance for the real estate-construction segment. The increase in the allowance for the real estate-construction segment reflected a downgrade of a certain construction loan to substandard which requires a higher reserve.

Non-performing loans and leases decreased from $28.0 million on December 31, 2012 to $25.0 million on March 31, 2013. The allowance for loan and lease losses as a percent of total loans was 1.36% of total loans on March 31, 2013, compared to 1.35% as of December 31, 2012. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans and leases are adequate. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2013. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $490.6 million on December 31, 2012 to $467.1 million on March 31, 2013, a decrease of $23.5 million, or 5%.

Deposits

Total deposits increased from $2.37 billion on December 31, 2012 to $2.39 billion on March 31, 2013, an increase of $17.7 million, or 1%. Noninterest bearing deposits increased $23.0 million, or 5%, to $521.0 million, while savings and interest-bearing transaction accounts and time deposits decreased $2.7 million and $2.6 million, respectively. The increase in noninterest bearing deposits resulted primarily from an increase in commercial noninterest bearing deposits.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $11.7 million for the first three months of 2013 compared to $13.6 million for the same period in 2012.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first three months of 2013, Lakeland generated $17.7 million in deposit growth.

•

Sales of securities and overnight funds. At March 31, 2013, the Company had $370.2 million in securities designated “available for sale.” Of these securities, $270.3 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on March 31, 2013. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $46.0 million at March 31, 2013. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2013.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2013 follows.

Cash and cash equivalents totaling $97.1 million on March 31, 2013, decreased $10.5 million from December 31, 2012. Operating activities provided $11.7 million in net cash. Investing activities used $5.2 million in net cash, primarily reflecting an increase in loans and leases offset by declines in investment securities. Financing activities used $17.0 million in net cash, reflecting a $23.0 million decrease in federal funds purchased and securities sold under agreement to repurchase and repayments of $10.0 million in other borrowings, partially offset by a net increase of $17.7 million in deposits. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2013. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals on noncancellable operating leases	$19,790	$2,207	$4,059	$2,866	$10,658
Benefit plan commitments	4,685	185	300	390	3,810
Remaining contractual maturities of time deposits	301,209	224,435	61,127	14,824	823
Subordinated debentures	51,548	—	—	—	51,548
Loan commitments	458,151	378,714	53,223	868	25,346
Other borrowings	75,000	—	45,000	30,000	—
Interest on other borrowings*	40,622	3,588	7,185	6,186	23,663
Standby letters of credit	7,686	5,527	2,079	——	80

Total	$958,691	$614,656	$172,973	$55,134	$115,928

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.87%.

Capital Resources

Total stockholders’ equity increased from $280.9 million on December 31, 2012 to $283.9 million on March 31, 2013, an increase of $3.0 million, or 1%. Book value per common share increased to $9.51 on March 31, 2013 from $9.45 on December 31, 2012. The increase in stockholders’ equity from December 31, 2012 to March 31, 2013 was primarily due to $5.1 million in net income partially offset by the payment of dividends on common stock of $1.8 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2013, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2013 are as follows:

	Tier 1 Capital to Total Average Assets Ratio March 31, 2013	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2013	Total Capital to Risk-Weighted Assets Ratio March 31, 2013
Capital Ratios:
The Company	8.77%	11.59%	12.84%
Lakeland Bank	8.10%	10.70%	11.95%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

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

(dollars in thousands, except per share amounts)	March 31, 2013	December 31, 2012
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period—GAAP	$283,877	$280,867
Less:
Goodwill	87,111	87,111

Total tangible common stockholders’ equity at end of period—Non—GAAP	$196,766	$193,756

Shares outstanding at end of period (1)	29,859	29,726

Book value per share—GAAP (1)	$9.51	$9.45

Tangible book value per share—Non-GAAP (1)	$6.59	$6.52

(1)	Adjusted for 5% stock dividend granted April 16, 2012 to shareholders of record March 30, 2012.

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period—Non—GAAP	$196,766	$193,756

Total assets at end of period	$2,907,969	$2,918,703
Less:
Goodwill	87,111	87,111

Total tangible assets at end of period—Non-GAAP	$2,820,858	$2,831,592

Common equity to assets—GAAP	9.76%	9.62%

Tangible common equity to tangible assets—Non-GAAP	6.98%	6.84%

	For the Three Months Ended,
	March 31, 2013	March 31, 2012
Calculation of return on average tangible common equity
Net income—GAAP	$5,108	$4,971

Total average common stockholders’ equity	$282,796	$242,957
Less:
Average goodwill	87,111	87,111
Average other identifiable intangible assets, net	—	—

Total average tangible common stockholders’ equity—Non-GAAP	$195,685	$155,846

Return on average common stockholders’ equity—GAAP	7.33%	8.23%

Return on average tangible common stockholders’ equity—Non-GAAP	10.59%	12.83%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $96.8 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
March 31, 2013	-3.3%	-2.1%
December 31, 2012	-4.9%	-2.2%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy Limit	-20.0%	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%
March 31, 2013	-6.9%	-4.9%	-2.9%	-1.0%	-3.8%	-4.3%	-4.5%	-4.5%
December 31, 2012	-8.7%	-6.4%	-4.2%	-2.1%	-4.1%	-4.6%	-4.6%	-4.6%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2013 (the base case) was $352.6 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-35.0%	-25.0%			-25.0%	-35.0%
March 31, 2013	-16.1%	-9.4%	-3.6%	-3.3%	-7.0%	-7.2%
December 31, 2012	-14.6%	-7.4%	-2.3%	-5.1%	-8.9%	-7.8%

The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about April 4, 2013, the Company and Somerset Hills Bancorp began mailing the definitive joint proxy statement and prospectus (the “Proxy Statement”) to their respective shareholders for their respective Annual Meetings of Shareholders scheduled for May 8, 2013. At Somerset Hill’s Annual Shareholders’ Meeting, shareholders will be asked, among other things, to approve the proposed merger agreement under which Somerset Hills would merge with and into the Company. At the Company’s Annual Shareholders’ Meeting, shareholders will be asked, among other things, to authorize the issuance of shares of the Company’s common stock to the shareholders of Somerset Hills upon consummation of the merger.

On March 27, 2013, the plaintiff filed an Amended Complaint, alleging, among other things, inadequate disclosure in the Proxy Statement. On April 26, 2013, the defendants entered into a Memorandum of Understanding with the lead plaintiff regarding settlement of the action. As part of the settlement, the Registrant agreed to make certain additional disclosures, which are contained in a Current Report on Form 8-K filed on April 29, 2013. The Memorandum of Understanding contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including the consummation of the merger and court approval following notice. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all of the claims that were or could have been brought in the action being settled, including all claims relating to the merger, the merger agreement and any disclosures made in connection therewith. The Court will also need to approve the conditional certification of the class of plaintiffs at such hearing. In addition, in connection with the settlement, the parties contemplate that the lead plaintiff’s counsel will petition the Court for an award of attorneys’ fees and expenses to be paid by the Company and/or Somerset Hills. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such a stipulation. In the event that neither of these occurs, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated. The settlement will not affect the timing of consummation of the merger or the amount or nature of the merger consideration to be paid to the shareholders of the Company in the merger.

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

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 10, 2013