Form 10-Q
period 2013-06-30
LAKELAND BANCORP INC
filed 2013-08-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-17820

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22- 2953275
(State or other jurisdiction of incorporation or organization)	(I. R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip Code)

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

As of July 26, 2013 there were 35,740,392 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$102,260	$100,926
Interest-bearing deposits due from banks	7,147	6,619

Total cash and cash equivalents	109,407	107,545
Investment securities available for sale, at fair value	397,763	393,710
Investment securities held to maturity; fair value of $96,105 at June 30, 2013 and $99,784 at December 31, 2012	96,466	96,925
Federal Home Loan Bank Stock, at cost	5,975	5,382
Loans, net of deferred costs (fees)	2,446,632	2,146,843
Loans held for sale	2,394	—
Less: allowance for loan and lease losses	29,626	28,931

Net loans	2,419,400	2,117,912
Premises and equipment, net	37,883	33,280
Accrued interest receivable	8,629	7,643
Goodwill	110,381	87,111
Other identifiable intangible assets	2,671	—
Bank owned life insurance	55,152	46,143
Other assets	18,684	23,052

TOTAL ASSETS	$3,262,411	$2,918,703

LIABILITIES
Deposits:
Noninterest bearing	$600,868	$498,066
Savings and interest-bearing transaction accounts	1,739,943	1,569,139
Time deposits under $100 thousand	194,666	188,278
Time deposits $100 thousand and over	137,382	115,514

Total deposits	2,672,859	2,370,997
Federal funds purchased and securities sold under agreements to repurchase	116,627	117,289
Other borrowings	75,000	85,000
Subordinated debentures	42,548	51,548
Other liabilities	14,268	13,002

TOTAL LIABILITIES	2,921,302	2,637,836

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 35,736,046 shares at June 30, 2013 and 29,941,967 shares at December 31, 2012	361,797	303,794
Accumulated deficit	(17,305)	(24,145)
Treasury stock, at cost, 34,595 shares at June 30, 2013 and 216,077 at December 31, 2012	(428)	(2,718)
Accumulated other comprehensive (loss) gain	(2,955)	3,936

TOTAL STOCKHOLDERS’ EQUITY	341,109	280,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,262,411	$2,918,703

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

	For the Three Months Ended June 30		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$25,365	$25,272	$49,772	$50,730
Federal funds sold and interest-bearing deposits with banks	17	6	30	12
Taxable investment securities and other	1,808	2,207	3,527	4,547
Tax-exempt investment securities	440	453	870	943

TOTAL INTEREST INCOME	27,630	27,938	54,199	56,232

INTEREST EXPENSE
Deposits	1,560	2,139	3,222	4,395
Federal funds purchased and securities sold under agreements to repurchase	13	28	22	56
Other borrowings	911	2,023	1,873	4,087

TOTAL INTEREST EXPENSE	2,484	4,190	5,117	8,538

NET INTEREST INCOME	25,146	23,748	49,082	47,694
Provision for loan and lease losses	2,594	3,877	5,777	8,433

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	22,552	19,871	43,305	39,261
NONINTEREST INCOME
Service charges on deposit accounts	2,692	2,710	5,214	5,157
Commissions and fees	1,143	1,259	2,356	2,239
Gains on sales of investment securities	1	241	506	273
Gain on debt extinguishment	1,197	—	1,197	—
Income on bank owned life insurance	340	339	653	678
Other income	420	222	918	481

TOTAL NONINTEREST INCOME	5,793	4,771	10,844	8,828

NONINTEREST EXPENSE
Salaries and employee benefits	10,133	9,565	20,086	19,000
Net occupancy expense	1,887	1,636	3,861	3,324
Furniture and equipment	1,505	1,139	2,910	2,222
Stationery, supplies and postage	368	355	738	691
Marketing expense	435	458	723	928
FDIC insurance expense	556	546	1,069	1,101
Legal expense	286	346	528	745
Expenses on other real estate owned and other repossessed assets	(2)	38	17	76
Long term debt prepayment fee	—	—	526	—
Merger related expenses	1,452	—	2,083	—
Core deposit intangible amortization	41	—	41	—
Other expenses	2,732	2,387	5,038	4,658

TOTAL NONINTEREST EXPENSE	19,393	16,470	37,620	32,745

Income before provision for income taxes	8,952	8,172	16,529	15,344
Income tax expense	3,049	2,719	5,518	4,920

NET INCOME	$5,903	$5,453	$11,011	$10,424

Dividends on Preferred Stock and Accretion	—	—	—	620

Net Income Available to Common Stockholders	$5,903	$5,453	$11,011	$9,804

PER SHARE OF COMMON STOCK
Basic earnings	$0.19	$0.20	$0.36	$0.36

Diluted earnings	$0.19	$0.20	$0.36	$0.36

Dividends	$0.07	$0.06	$0.14	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
NET INCOME	$5,903	$5,453	$11,011	$10,424

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) during period	(6,321)	823	(6,572)	954
Reclassification for gains included in net income	(1)	(156)	(329)	(177)
Change in pension liability, net	4	5	10	10

Other Comprehensive Income (Loss)	(6,318)	672	(6,891)	787

TOTAL COMPREHENSIVE INCOME (LOSS)	($415)	$6,125	$4,120	$11,211

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—UNAUDITED

Six Months Ended June 30, 2013

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE January 1, 2013	29,941,967	$303,794	($24,145)	($2,718)	$3,936	$280,867

Net Income	—	—	11,011	—	—	11,011
Other comprehensive loss, net of tax	—	—	—	—	(6,891)	(6,891)
Stock based compensation	—	441	—	—	—	441
Issuance of restricted stock awards	—	(1,240)	—	1,240	—	—
Issuance of stock for acquisition	5,794,079	57,419	—	—	—	57,419
Issuance of stock options for acquisition	—	1,603	—	—	—	1,603
Issuance of stock to dividend reinvestment and stock purchase plan	—	(199)	(603)	902	—	100
Exercise of stock options, net of excess tax benefits	—	(21)	—	148	—	127
Cash dividends, common stock	—	—	(3,568)	—	—	(3,568)

BALANCE June 30, 2013 (UNAUDITED)	35,736,046	$361,797	($17,305)	($428)	($2,955)	$341,109

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	For the Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,011	$10,424
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,783	3,122
Depreciation and amortization	1,804	1,435
Provision for loan and lease losses	5,777	8,433
Loans originated for sale	(20,152)	—
Proceeds from sales of loans	20,668	—
Gains on securities	(506)	(273)
Gain on early debt extinguishment	(1,197)	—
Gains on sales of loans held for sale	(377)	—
Gains on leases	—	(273)
Gains on sales of other real estate and other repossessed assets	(45)	(72)
Gains on sales of premises and equipment	(68)	—
Stock-based compensation	441	368
Decrease in other assets	7,911	485
(Decrease) Increase in other liabilities	(519)	1,654

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,531	25,303

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisition	74,316	—
Proceeds from repayments on and maturity of securities:
Available for sale	38,704	62,595
Held to maturity	14,551	19,974
Proceeds from sales of securities
Available for sale	53,670	53,718
Purchase of securities:
Available for sale	(106,933)	(71,062)
Held to maturity	(5,657)	(39,699)
Net (increase) decrease in Federal Home Loan Bank Stock	(100)	233
Net increase in loans and leases	(62,609)	(55,932)
Proceeds from sales of other real estate and repossessed assets	1,218	535
Capital expenditures	(1,546)	(5,538)
Proceeds from sales of bank premises and equipment	462	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,076	(35,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(9,939)	27,747
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(662)	20,827
Proceeds from other borrowings	—	230,000
Repayments of other borrowings	(10,000)	(240,000)
Early extinguishment of subordinated debentures	(7,803)	—
Redemption of preferred stock and common stock warrant	—	(21,800)
Excess tax benefits	37	18
Exercise of stock options	91	—
Issuance of stock to dividend reinvestment and stock purchase plan	100	108
Dividends paid	(3,569)	(2,867)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31,745)	14,033

Net increase in cash and cash equivalents	1,862	4,160
Cash and cash equivalents, beginning of period	107,545	72,558

CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,407	$76,718

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

On May 31, 2013, the Company completed its acquisition of Somerset Hills Bancorp (“Somerset Hills”). For more information, see Note 14 below.

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

Note 2. Stock-Based Compensation

Share-based compensation expense of $441,000 and $368,000 was recognized for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was unrecognized compensation cost of $1.8 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 3 years. Unrecognized compensation expense related to unvested stock options was approximately $151,000 as of June 30, 2013 and is expected to be recognized over a period of 2.7 years.

In the first six months of 2013, the Company granted 99,182 shares of restricted stock at a grant date fair value of $9.82 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $195,000 per year for the next five years. In the first six months of 2012, the Company granted 91,269 shares of restricted stock at a grant date fair value of $9.50 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $173,000 per year over a five year period.

On May 31, 2013, the Company granted options to purchase 50,000 shares to two new non-employee directors of the Company at an exercise price of $9.91 per share under the 2009 program. Each director’s options are exercisable in five equal installments beginning at the date of grant and continuing on the next four anniversaries of the grant date. The fair value of these options were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rates	1.55%
Expected dividend yield	2.82%
Expected volatility	45.45%
Expected lives (years)	7.00

Weighted average fair value of options granted	$3.48

There were no grants of stock options in the first six months of 2012.

The Company also assumed the outstanding options granted under Somerset Hills’ stock option plans at the time of merger. Based on the conversion ratio in the merger, the Company assumed options to purchase 376,372 shares of Lakeland stock in these plans at a weighted average exercise price of $6.65.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value
Outstanding, January 1, 2013	475,697	$12.31		$53,853
Issued	426,372	7.03
Exercised	(12,040)	7.55
Forfeited	(5,164)	12.93

Outstanding, June 30, 2013	884,865	$9.83	3.03	$1,476,405

Options exercisable at June 30, 2013	834,865	$9.85	2.71	$1,433,477

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first six months of 2013 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2013 was $31,000. Exercise of stock options during the first six months of 2013 resulted in cash receipts of $91,000.

Information regarding the Company’s restricted stock (all unvested) and changes during the three months ended June 30, 2013 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2013	222,556	$9.15
Granted	99,182	9.82
Vested	(64,680)	8.59
Forfeited	(2,344)	9.26

Outstanding, June 30, 2013	254,714	$9.55

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	June 30, 2013			June 30, 2012
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	($9,986)	$3,665	($6,321)	$1,314	($491)	$823
Reclassification adjustment for net gains arising during the period	(1)	—	(1)	(241)	85	(156)

Net unrealized gains (losses)	($9,987)	$3,665	($6,322)	$1,073	($406)	$667
Change in minimum pension liability	7	(3)	4	7	(2)	5

Other comprehensive income (loss), net	($9,980)	$3,662	($6,318)	$1,080	($408)	$672

For the six months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	($10,400)	$3,828	($6,572)	$1,508	($554)	$954
Reclassification adjustment for net gains arising during the period	(506)	177	(329)	(273)	96	(177)

Net unrealized gains (losses)	($10,906)	$4,005	($6,901)	$1,235	($458)	$777
Change in minimum pension liability	15	(5)	10	15	(5)	10

Other comprehensive income (loss), net	($10,891)	$4,000	($6,891)	$1,250	($463)	$787

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total
	(in thousands)
Beginning Balance	$3,974	($611)	$3,363	$3,616	($630)	$2,986

Other comprehensive income (loss) before classifications	(6,321)	4	(6,317)	823	5	828
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)	(156)	—	(156)

Net current period other comprehensive income (loss)	(6,322)	4	(6,318)	667	5	672
Ending balance	($2,348)	($607)	($2,955)	$4,283	($625)	$3,658

(a)	All amounts are net of tax.

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total
	(in thousands)
Beginning Balance	$4,553	($617)	$3,936	$3,506	($635)	$2,871

Other comprehensive income (loss) before classifications	(6,572)	10	(6,562)	954	10	964
Amounts reclassified from accumulated other comprehensive income	(329)	—	(329)	(177)	—	(177)

Net current period other comprehensive income (loss)	(6,901)	10	(6,891)	777	10	787
Ending balance	($2,348)	($607)	($2,955)	$4,283	($625)	$3,658

(a)	All amounts are net of tax.

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the Six Months Ended June 30,
	2013	2012
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$3,850	$2,962
Cash paid during the period for interest	5,094	8,679
Transfer of loans and leases into other repossessed assets and other real estate owned	980	531

Note 5. Earnings Per Share

The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net income available to common shareholders	$5,903	$5,453	$11,011	$9,804
Less: earnings allocated to participating securities	50	49	77	85

Net income allocated to common shareholders	$5,853	$5,404	$10,934	$9,719

Weighted average number of common shares outstanding—basic	31,527	26,737	30,551	26,719
Share-based plans	91	63	76	55

Weighted average number of common shares— diluted	31,618	26,800	30,627	26,774

Basic earnings per share	$0.19	$0.20	$0.36	$0.36

Diluted earnings per share	$0.19	$0.20	$0.36	$0.36

Options to purchase 492,973 shares of common stock at a weighted average price of $12.29 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended June 30, 2013 because the exercise price was greater than the average market price. Options to purchase 570,914 shares of common stock at a weighted average price of $12.79 were outstanding and were not included in the computation of diluted earnings per share for the quarter ended June 30, 2012 because the exercise price was greater than the average market price.

Options to purchase 492,973 shares of common stock at a weighted average price of $12.29 per share were outstanding and were not included in the computation of diluted earnings per share for the six months ended June 30, 2013 because the exercise price was greater than the average market price. Options to purchase 570,914 shares of common stock at a weighted average price of $12.79 were outstanding and were not included in the computation of diluted earnings per share for the six months ended June 30, 2012 because the exercise price was greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$62,140	$0	$(2,365)	$59,775	$86,002	$577	$(8)	$86,571
Mortgage-backed securities, residential	272,949	2,188	(4,323)	270,814	235,052	5,086	(579)	239,559
Obligations of states and political subdivisions	37,582	961	(471)	38,072	36,848	1,832	(60)	38,620
Other debt securities	13,565	25	(286)	13,304	13,576	189	(321)	13,444
Equity securities	15,185	852	(239)	15,798	14,984	608	(76)	15,516

	$401,421	$4,026	$(7,684)	$397,763	$386,462	$8,292	$(1,044)	$393,710

HELD TO MATURITY	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. government agencies	$16,022	$27	$(305)	$15,744	$16,089	$385	$—	$16,474
Mortgage-backed securities, residential	34,946	589	(699)	34,836	39,065	1,313	(27)	40,351
Mortgage-backed securities, multifamily	2,404	—	(161)	2,243	1,421	—	(13)	1,408
Obligations of states and political subdivisions	41,550	676	(636)	41,590	38,801	1,068	(68)	39,801
Other debt securities	1,544	148	—	1,692	1,549	201	—	1,750

	$96,466	$1,440	$(1,801)	$96,105	$96,925	$2,967	$(108)	$99,784

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	June 30, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,794	$2,802	$7,252	$7,278
Due after one year through five years	38,020	38,154	13,603	14,162
Due after five years through ten years	69,311	67,379	30,207	29,820
Due after ten years	3,162	2,816	8,054	7,766

	113,287	111,151	59,116	59,026
Mortgage-backed securities	272,949	270,814	37,350	37,079
Equity securities	15,185	15,798	—	—

Total securities	$401,421	$397,763	$96,466	$96,105

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Sale proceeds	$—	$37,178	$53,670	$53,718
Gross gains	1	485	509	584
Gross losses	—	(244)	(3)	(311)

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $296.1 million and $328.4 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

June 30, 2013	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. treasury and U.S. government agencies	$59,775	$2,365	$—	$—	13	$59,775	$2,365
Mortgage-backed securities, residential	147,226	4,317	1,865	6	36	149,091	4,323
Obligations of states and political subdivisions	6,549	358	1,153	113	15	7,702	471
Other debt securities	6,565	33	5,727	253	6	12,292	286
Equity securities	4,535	204	210	35	2	4,745	239

	$224,650	$7,277	$8,955	$407	72	$233,605	$7,684

HELD TO MATURITY
U.S. government agencies	$10,712	$305	$—	$—	2	$10,712	$305
Mortgage-backed securities, residential	23,435	699	—	—	9	23,435	699
Mortgage-backed securities, multifamily	2,243	161	—	—	2	2,243	161
Obligations of states and political subdivisions	11,061	632	351	4	29	11,412	636

	$47,451	$1,797	$351	$4	42	$47,802	$1,801

December 31, 2012	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. government agencies	$3,992	$8	$—	$—	1	$3,992	$8
Mortgage-backed securities, residential	30,359	572	3,239	7	10	33,598	579
Obligations of states and political subdivisions	2,825	60	—	—	7	2,825	60
Other debt securities	—	—	5,661	321	2	5,661	321
Equity securities	4,621	76	—	—	2	4,621	76

	$41,797	$716	$8,900	$328	22	$50,697	$1,044

HELD TO MATURITY
Mortgage-backed securities, residential	$1,239	$27	$—	$—	1	$1,239	$27
Mortgage-backed securities, multifamily	1,408	13	—	—	1	1,408	13
Obligations of states and political subdivisions	3,705	63	371	5	10	4,076	68

	$6,352	$103	$371	$5	12	$6,723	$108

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

As of June 30, 2013, the equity securities include investments in other financial institutions for market appreciation purposes. Those equities had a net amortized cost of $2.1 million and a market value of $2.9 million as of June 30, 2013.

As of June 30, 2013, equity securities also included $12.9 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2013, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.0 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of June 30, 2013, the amortized cost of these securities was $10.2 million and the fair value was $10.0 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 7. Loans and Leases.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Commercial, secured by real estate	$1,343,274	$1,125,137
Commercial, industrial and other	234,022	216,129
Leases	33,330	26,781
Real estate-residential mortgage	445,584	423,262
Real estate-construction	51,424	46,272
Home equity and consumer	340,010	309,626

Total loans	2,447,644	2,147,207

Plus: deferred fees	(1,012)	(364)

Loans, net of deferred fees	$2,446,632	$2,146,843

At June 30, 2013 and December 31, 2012, home equity and consumer loans included overdraft deposit balances of $435,000 and $532,000, respectively. At June 30, 2013 and December 31, 2012, the Company had $289.2 million and $203.1 million in residential loans pledged for potential borrowings at the Federal Home Loan Bank of New York (FHLB).

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $1.6 million at June 30, 2013, which was substantially the same as the balance at the acquisition date of May 31, 2013. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the loans over the remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Valuation allowances (recognized in the allowance for loan losses) on these impaired loans reflect only losses incurred after the acquisition (representing all cash flows that were expected at acquisition but currently are not expected to be received).

There were no material increases or decreases in the expected cash flows between May 31, 2013 (the “acquisition date”) and June 30, 2013. The Company recognized $11,000 of interest income on the loans acquired.

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

(in thousands)	June 30, 2013	December 31, 2012
Commercial, secured by real estate	$7,305	$10,511
Commercial, industrial and other	797	1,476
Leases	—	32
Real estate—residential mortgage	6,840	8,733
Real estate—construction	1,904	4,031
Home equity and consumer	2,921	3,197

Total non-accrual loans and leases	$19,767	$27,980
Other real estate and other repossessed assets	337	529

TOTAL NON-PERFORMING ASSETS	$20,104	$28,509

Troubled debt restructurings, still accruing	$12,538	$7,336

Non-accrual loans included $2.3 million and $3.4 million of troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively.

An age analysis of past due loans, segregated by class of loans as of June 30, 2013 and December 31, 2012, is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
June 30, 2013
Commercial, secured by real estate	$2,312	$2,282	$7,950	$12,544	$1,330,730	$1,343,274	$645
Commercial, industrial and other	1,120	311	797	2,228	231,794	234,022	—
Leases	187	26	—	213	33,117	33,330	—
Real estate—residential mortgage	3,297	1,131	7,786	12,214	433,370	445,584	946
Real estate—construction	—	—	1,904	1,904	49,520	51,424	—
Home equity and consumer	2,247	796	3,012	6,055	333,955	340,010	91

	$9,163	$4,546	$21,449	$35,158	$2,412,486	$2,447,644	$1,682

December 31, 2012
Commercial, secured by real estate	$3,831	$2,308	$10,511	$16,650	$1,108,487	$1,125,137	$—
Commercial, industrial and other	400	171	1,476	2,047	214,082	216,129	—
Leases	367	36	32	435	26,346	26,781	—
Real estate—residential mortgage	2,370	821	10,012	13,203	410,059	423,262	1,279
Real estate—construction	1,100	—	4,031	5,131	41,141	46,272	—
Home equity and consumer	2,479	363	3,355	6,197	303,429	309,626	158

	$10,547	$3,699	$29,417	$43,663	$2,103,544	$2,147,207	$1,437

Impaired Loans

Impaired loans as of June 30, 2013, June 30, 2012 and December 31, 2012 are as follows:

	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
June 30, 2013
Loans without specific allowance:
Commercial, secured by real estate	$13,579	$18,247	$—	$122	$11,343
Commercial, industrial and other	4,457	4,605	—	96	4,640
Real estate-residential mortgage	355	355	—	—	357
Real estate-construction	1,758	4,565	—	—	3,273
Home equity and consumer	368	368	—	1	368

Loans with specific allowance:
Commercial, secured by real estate	8,404	9,042	611	164	8,375
Commercial, industrial and other	619	741	152	2	659
Real estate-residential mortgage	156	156	23	—	199
Real estate-construction	146	534	15	—	146
Home equity and consumer	1,120	1,120	168	24	1,030

Total:
Commercial, secured by real estate	$21,983	$27,289	$611	$286	$19,718
Commercial, industrial and other	5,076	5,346	152	98	5,299
Real estate—residential mortgage	511	511	23	—	556
Real estate-construction	1,904	5,099	15	—	3,419
Home equity and consumer	1,488	1,488	168	25	1,398

	$30,962	$39,733	$969	$409	$30,390

	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
June 30, 2012
Loans without specific allowance:
Commercial, secured by real estate	$13,510	$17,191	$—	$186	$18,253
Commercial, industrial and other	5,274	5,317	—	18	4,029
Real estate-residential mortgage	375	415	—	6	388
Real estate-construction	9,294	14,017	—	—	10,895
Home equity and consumer	350	350	—	—	331

Loans with specific allowance:
Commercial, secured by real estate	2,876	4,144	288	25	3,804
Commercial, industrial and other	591	709	265	—	434
Real estate-residential mortgage	329	412	49	4	424
Real estate-construction	245	911	25	—	296
Home equity and consumer	953	953	143	23	953

Total:
Commercial, secured by real estate	$16,386	$21,335	$288	$211	$22,057
Commercial, industrial and other	5,865	6,026	265	18	4,463
Real estate—residential mortgage	704	827	49	10	812
Real estate-construction	9,539	14,928	25	—	11,191
Home equity and consumer	1,303	1,303	143	23	1,284

	$33,797	$44,419	$770	$262	$39,807

	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
December 31, 2012
Loans without specific allowance:
Commercial, secured by real estate	$16,458	$21,665	$—	$495	$18,301
Commercial, industrial and other	4,896	4,932	—	116	3,838
Real estate-residential mortgage	360	360	—	6	385
Real estate-construction	3,332	4,433	—	—	5,533
Home equity and consumer	369	369	—	1	360

Loans with specific allowance:
Commercial, secured by real estate	3,346	4,088	368	46	3,825
Commercial, industrial and other	808	871	219	1	769
Real estate-residential mortgage	288	288	43	4	374
Real estate-construction	698	1,085	97	—	1,445
Home equity and consumer	976	976	146	55	934

Total:
Commercial, secured by real estate	$19,804	$25,753	$368	$541	$22,126
Commercial, industrial and other	5,704	5,803	219	117	4,607
Real estate—residential mortgage	648	648	43	10	759
Real estate-construction	4,030	5,518	97	—	6,978
Home equity and consumer	1,345	1,345	146	56	1,294

	$31,531	$39,067	$873	$724	$35,764

Interest that would have been accrued on impaired loans during the first six months of 2013 and 2012 had the loans been performing under original terms would have been $1.2 million and $1.6 million, respectively. Interest that would have accrued for the year ended December 31, 2012 was $2.8 million.

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

The following table shows the Company’s commercial loan portfolio as of June 30, 2013 and December 31, 2012, by the risk ratings discussed above (in thousands):

June 30, 2013

	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction
Risk Rating
1	$—	$1,205	$—
2	—	12,931	—
3	44,261	19,740	—
4	438,811	62,079	976
5	736,180	97,012	45,123
5W—Watch	38,096	10,180	—
6—Other Assets Especially Mentioned	27,429	9,131	3,191
7—Substandard	58,415	21,744	2,134
8—Doubtful	82	—	—
9—Loss	—	—	—

Total	$1,343,274	$234,022	$51,424

December 31, 2012

	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction
Risk Rating
1	$—	$996	$—
2	—	12,899	—
3	44,448	15,676	—
4	350,145	62,676	795
5	623,912	88,033	34,682
5W—Watch	43,515	13,261	—
6—Other Assets Especially Mentioned	21,132	2,845	6,535
7—Substandard	41,817	19,743	4,260
8—Doubtful	168	—	—
9—Loss	—	—	—

Total	$1,125,137	$216,129	$46,272

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment performance status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the six months ended June 30, 2013 and the year ended December 31, 2012:

Six Months Ended June 30, 2013 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931
Charge-offs	(814)	(659)	(172)	(751)	(2,402)	(691)	($5,489)
Recoveries	80	62	107	63	7	88	$407
Provision	2,915	614	(114)	241	2,179	(58)	$5,777

Ending Balance	$18,439	$5,120	$399	$3,121	$371	$2,176	$29,626

Ending Balance: Individually evaluated for impairment	$611	$152	$—	$23	$15	$168	$969
Ending Balance: Collectively evaluated for impairment	17,828	4,968	399	3,098	356	2,008	$28,657

Ending Balance	$18,439	$5,120	$399	$3,121	$371	$2,176	$29,626

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$21,983	$5,076	$—	$511	$1,904	$1,488	$30,962
Ending Balance: Collectively evaluated for impairment	1,321,291	228,946	33,330	445,073	49,520	338,522	$2,416,682

Ending Balance (1)	$1,343,274	$234,022	$33,330	$445,584	$51,424	$340,010	$2,447,644

(1)	Excludes loans held for sale and deferred fees

Year Ended December 31, 2012 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416
Charge-offs	(7,287)	(949)	(999)	(1,822)	(2,888)	(2,074)	($16,019)
Recoveries	280	428	504	66	43	306	$1,627
Provision	6,647	2,147	385	2,247	2,008	1,473	$14,907

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Ending Balance: Individually evaluated for impairment	$368	$219	$—	$43	$97	$146	$873
Ending Balance: Collectively evaluated for impairment	15,890	4,884	578	3,525	490	2,691	$28,058

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$19,804	$5,704	$—	$648	$4,030	$1,345	$31,531
Ending Balance: Collectively evaluated for impairment	1,105,333	210,425	26,781	422,614	42,242	308,281	$2,115,676

Ending Balance(1)	$1,125,137	$216,129	$26,781	$423,262	$46,272	$309,626	$2,147,207

(1)	Excludes deferred fees

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $979,000 and $1,108,000 at June 30, 2013 and December 31, 2012, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following tables summarize loans that have been restructured during the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	7	$3,472	$3,468	2	$474	$441
Commercial, industrial and other	1	127	125	2	4,175	4,165
Leases	—	—	—	—	—	—
Real estate—residential mortgage	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	1	11	11	—	—	—

	9	$3,610	$3,604	4	$4,649	$4,606

	For the Six Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	11	$5,472	$5,468	5	$1,003	$969
Commercial, industrial and other	1	127	125	2	4,175	4,165
Leases	—	—	—	—	—	—
Real estate—residential mortgage	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	1	11	11	—	—	—

	13	$5,610	$5,604	7	$5,178	$5,134

The following table summarizes as of June 30, 2013 and 2012, loans that were restructured within the last 12 months that have subsequently defaulted:

	For the Six Months Ended
	June 30, 2013		June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	4	$1,183	2	$263
Commercial, industrial and other	—	—	1	32
Leases	—	—	—	—
Real estate—residential mortgage	—	—	—	—
Real estate—construction	—	—	—	—
Home equity and consumer	—	—	1	166

	4	$1,183	4	$461

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or estimated fair value. As of June 30, 2013, the Company had $2.4 million in mortgages held for sale.

Leases

Lakeland had no leases held for sale as of June 30, 2013 and December 31, 2012. The following table shows the components of gains on leasing related assets for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Gains (losses) on sales of leases	$—	$—	$—	$—
Realized gains on paid off leases	12	116	31	273
Gains on other repossessed assets	1	3	12	30

Total gains on leasing related assets	$13	$119	$43	$303

Other Real Estate and Other Repossessed Assets

At June 30, 2013, the Company had other repossessed assets and other real estate owned of $121,000 and $216,000, respectively. At December 31, 2012, the Company had other repossessed assets and other real estate owned of $77,000 and $452,000, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Interest cost	$23	$21	$45	$43
Expected return on plan assets	(18)	(19)	(36)	(38)
Amortization of unrecognized net actuarial loss	20	18	41	36

Net periodic benefit expense	$25	$20	$50	$41

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$7	$7	$14	$15
Interest cost	9	10	18	20
Amortization of prior service cost	4	4	7	7
Amortization of unrecognized net actuarial loss	2	3	4	6

Net periodic benefit expense	$22	$24	$43	$48

The Company made contributions of $75,000 and $88,000 to the plan during the six month periods ended June 30, 2013 and 2012, respectively. The Company does not expect to make any more contributions for the remainder of 2013.

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

The Company’s assets that are measured at fair value on a recurring basis are its available for sale investment securities. The Company obtains fair values on its securities using information from a third party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has U.S. Treasury Notes and certain equity securities that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, residential mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third party pricing service. This review includes a comparison to non-binding third-party quotes. As a result of our review, we did not have any adjustments to prices from our third party servicer.

The Company has a held for sale loan portfolio that consists of residential mortgages that are being sold in the secondary market. The Company records these mortgages at the lower of cost or estimated fair value.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the six months ended June 30, 2013, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
June 30, 2013
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$4,355	$55,420	$—	$59,775
Mortgage backed securities	—	270,814	—	270,814
Obligations of states and political subdivisions	—	38,072	—	38,072
Corporate debt securities	—	13,304	—	13,304
Equity securities	2,230	13,568	—	15,798

Total securities available for sale	6,585	391,178	—	397,763
Loans held for sale	—	2,394	—	2,394
Other Assets (a)	—	598	—	598

Total Assets	$6,585	$394,170	—	$400,755

Other Liabilities (a)	$—	$598	$—	$598

Total Liabilities	$—	$598	$—	$598

December 31, 2012
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$3,493	$83,078	$—	$86,571
Mortgage backed securities	—	239,559	—	239,559
Obligations of states and political subdivisions	—	38,620	—	38,620
Corporate debt securities	—	13,444	—	13,444
Equity securities	2,010	13,506	—	15,516

Total securities available for sale	5,503	388,207	—	393,710
Other Assets (a)	—	195	—	195

Total Assets	$5,503	$388,402	$—	$393,905

Other Liabilities (a)	$—	$195	$—	$195

Total Liabilities	$—	$195	$—	$195

(a)	Non-hedging interest rate derivatives

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
June 30, 2013
Assets:
Impaired Loans and Leases	$—	$—	$30,962	$30,962
Other real estate owned and other repossessed assets	—	—	337	337

December 31, 2012
Assets:
Impaired Loans and Leases	$—	$—	$31,531	$31,531
Other real estate owned and other repossessed assets	—	—	529	529

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the sales comparison approach, the cost approach or the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 5-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Loans that are not collateral dependent are evaluated based on a discounted cash flow method. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using the sales comparison approach or the income approach with discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through recognized valuation resources.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2013 and December 31, 2012 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $6.1 million in short-term municipal bond anticipation notes that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments in municipalities in the Company’s market area, and management performs a credit analysis on the municipality before investing in these securities.

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

The net loan portfolio at June 30, 2013 and December 31, 2012 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2013
Financial Instruments—Assets
Investment securities held to maturity	$96,466	$96,105	$—	$90,044	$6,061
Federal Home Loan Bank Stock	5,975	5,975	—	5,975	—
Loans and leases	2,446,632	2,438,894	—	—	2,438,894

Financial Instruments—Liabilities
Certificates of Deposit	332,048	332,775	—	332,775	—
Other borrowings	75,000	78,454	—	78,454	—
Subordinated debentures	42,548	32,464	—	—	32,464
Commitments:
Standby letters of credit	—	12	—	—	12

December 31, 2012
Financial Instruments—Assets
Investment securities held to maturity	$96,925	$99,784	$—	$87,336	$12,448
Federal Home Loan Bank Stock	5,382	5,382	—	5,382	—
Loans and leases	2,146,843	2,154,507	—	—	2,154,507

Financial Instruments—Liabilities
Certificates of Deposit	303,792	305,398	—	305,398	—
Other borrowings	85,000	91,325	—	91,325	—
Subordinated debentures	51,548	33,403	—	—	33,403
Commitments:
Standby letters of credit	—	4	—	—	4

Note 11. Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. Lakeland pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. Lakeland pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. As of June 30, 2013 and December 31, 2012, Lakeland had $1.4 million and $497,000, respectively, in securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented:

June 30, 2013

	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$24,268	7.9	4.040%	1 Mo Libor + 2.31	($598)
Customer interest rate swaps	(24,268)	7.9	4.040%	1 Mo Libor + 2.31	598

December 31, 2012

	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$6,400	10.1	4.625%	1 Mo Libor + 2.61	$195
Customer interest rate swaps	(6,400)	10.1	4.625%	1 Mo Libor + 2.61	($195)

The following shows the Company’s transactions that are subject to an enforceable master netting arrangement or other such similar agreements for the periods presented:

June 30, 2013

Offsetting of Financial Assets and Derivative Assets				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Customer interest rate swaps	$24,268	($23,670)	$598	$—	$—	$598

Total	$24,268	($23,670)	$598	$—	$—	$598

Offsetting of Financial Liabilities and Derivative Liabilities				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Third party interest rate swaps	$24,268	($23,670)	$598	$—	$—	$598

Total	$24,268	($23,670)	$598	$—	$—	$598

December 31, 2012

Offsetting of Financial Assets and Derivative Assets				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Third party interest rate swaps	$6,400	($6,205)	$195	$—	$—	$195

Total	$6,400	($6,205)	$195	—	$—	$195

Offsetting of Financial Liabilities and Derivative Liabilities				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Customer interest rate swaps	$6,400	($6,205)	$195	$—	$—	$195

Total	$6,400	($6,205)	$195	—	$—	$195

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

Note 14. Acquisitions

On May 31, 2013, the Company completed its acquisition of Somerset Hills Bancorp, a bank holding company located in Bernardsville, New Jersey. Effective at the close of business on May 31, 2013, Somerset Hills Bancorp merged into the

Company, and Somerset Hills Bank merged into Lakeland Bank. The acquisition enables the Company to expand into Somerset and Union Counties, New Jersey, and broaden its presence into Morris County, New Jersey. The Merger Agreement provided that the shareholders of Somerset Hills Bancorp would receive, at their election, for each outstanding share of Somerset Hills Bancorp common stock that they own at the effective time of the merger, either 1.1962 shares of Lakeland Bancorp common stock or $12.00 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration was shares of Lakeland Bancorp common stock and 10% was cash. Lakeland Bancorp issued an aggregate of 5,794,079 shares of its common stock in the merger, and also assumed outstanding Somerset Hills Bancorp stock options (which were converted into options to purchase Lakeland Bancorp common stock). Lakeland Bancorp paid $6.5 million in cash in the transaction.

The acquisition was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of the acquisition date. Somerset Hills’ assets were recorded at their preliminary estimated fair values as of May 31, 2013 and Somerset Hills’ results of operations have been included in the Company’s Consolidated Statements of Income since that date.

The assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition, including the use of a third party valuation specialist. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the acquisition. The following table summarizes the estimated fair value of the acquired assets and liabilities (in thousands).

Consideration Paid

Lakeland Bancorp stock issued	$57,419
Cash Payment	6,460
Fair value of Somerset Hills stock options converted to Lakeland Bancorp stock options	1,603

Total Consideration Paid	$65,482

Recognized amounts of identifiable assets and liabilities assumed at fair value
Cash and cash equivalents	$80,359
Securities available for sale	1,737
Securities held to maturity	8,686
Federal Home Loan Bank stock	493
Loans and leases	243,888
Loans held for sale	2,532
Premises and equipment	5,214
Identifiable intangible assets	2,712
Accrued interest receivable and other assets	10,270
Deposits	(311,801)
Other liabilities	(1,877)

Total identifiable assets	$42,213

Goodwill	$23,269

Loans and leases acquired in the Somerset Hills acquisition were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Somerset Hills were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

The following is a summary of the loans acquired in the Somerset Hills acquisition as of the closing date.

(in thousands)	Acquired Credit Impaired Loans	Acquired Non-Credit Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$4,507	$352,148	$356,655
Contractual cash flows not expected to be collected (non-accretable difference)	2,541	—	2,541

Expected cash flows at acquisition	$1,966	$352,148	$354,114
Interest component of expected cash flows (accretable difference)	361	107,333	107,694

Fair value of acquired loans, including mortgages held for sale	$1,605	$244,815	$246,420

The core deposit intangible totaled $2.7 million and is being estimated over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.

The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

Direct costs related to the acquisition were expensed as incurred. During the three and six months ended June 30, 2013, the Company incurred $1.5 million and $2.1 million, respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Somerset Hills operations included in our Consolidated Statements of Income from the date of the acquisition (May 31, 2013) through June 30, 2013 under the column “Actual from acquisition date through June 30, 2012.” In addition, the table provides unaudited condensed pro forma financial information assuming that the Somerset Hills acquisition had been completed as of January 1, 2013, for the six months ended June 30, 2013 and as of January 1, 2012 for the six months ended June 30, 2012. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Somerset Hills’ operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

(in thousands)	Actual from acquisition to June 30, 2013	Pro-forma June 30, 2013	Pro-forma June 30, 2012
Net interest income	$921	$53,844	$53,738
Noninterest income	137	11,979	10,091
Noninterest expense	553	40,357	37,514
Net income	329	13,258	11,976
Earnings per share:
Fully diluted		$0.37	$0.37

Note 15. Early Extinguishment of Debt

On June 18, 2013, the Company acquired and extinguished $9.0 million of Lakeland Bancorp Capital Trust I debentures and recorded a $1.2 million gain on extinguishment of debt. The interest rate on this debenture floated at LIBOR plus 310 basis points and had a rate of 3.38% at the time of extinguishment. The Company intends to redeem the remaining $1.0 million in the fourth quarter of 2013 at par value.

Note 16. Recent Accounting Pronouncements

In July 2013, the FASB issued guidance permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a significant impact on the Company’s financial statements.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of the Company’s lending and leasing activities, customers’ acceptance of the Company’s products and services, competition, and the failure to realize anticipated efficiencies and synergies of the merger of Somerset Hills Bank into Lakeland Bank and of Somerset Hills Bancorp into the Company.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc., Lakeland Preferred Equity, Inc., and Sullivan Financial Services, Inc. All intercompany balances and transactions have been eliminated.

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

Management Overview

The quarter and six months ended June 30, 2013, represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•

Net income increased $450,000, or 8% from the second quarter of 2012 to the same period in 2013. Net income available to common stockholders increased $1.2 million, or 12%, from the first half of 2012 to the same period in 2013.

•	Diluted earnings per share was $0.36 for the first half of 2013 and 2012.

•

Included in the 2013 first six months earnings was $2.1 million in expenses related to the merger with Somerset Hills Bancorp. Exclusive of these expenses, fully diluted earnings per share for the first half of 2013 was $0.41 per common share, a 14% increase over the fully diluted earnings per share for the same period last year.

•	Non-performing assets declined for the seventh consecutive quarter. Non-performing assets have declined $8.4 million, or 29%, from $28.5 million reported at year end.

•	As a result of improving loan quality, the provision for loan and lease losses was reduced from $3.9 million in the second quarter of 2012 to $2.6 million in the second quarter of 2013.

•

The Company continues to experience pressure on its net interest margin from the continuing low interest rate environment. The net interest margin declined from 3.73% in the first half of 2012 to 3.69% in the first half of 2013.

•

The Somerset Hills acquisition, which was consummated on May 31, 2013, added six full service branches, $355.9 million in total assets, $10.4 million in investment securities, $246.4 million in loans (including $2.5 million in residential mortgages held for sale), and $311.8 million in deposits ($80.8 million in non-interest bearing demand deposits and $231.0 in interest-bearing deposits) at fair value.

•	During the second quarter of 2013, the Company acquired and extinguished $9.0 million of Lakeland Bancorp Capital Trust I debentures and recorded a $1.2 million pre-tax gain on extinguishment of debt.

Results of Operations

(Second Quarter 2013 Compared to Second Quarter 2012)

Net Income

Net income was $5.9 million in the second quarter of 2013 compared to net income of $5.5 million for the second quarter of 2012. Diluted earnings per share was $0.19 for the second quarter of 2013, compared to diluted earnings per share of $0.20 for the same period last year. Net interest income for the second quarter of 2013 increased $1.4 million compared to the second quarter of 2012 due to a $1.7 million reduction in interest expense. The Company recorded a $1.2 million gain on debt extinguishment in the second quarter of 2013 as well as $1.5 million in merger related expenses.

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

Net interest income on a tax equivalent basis for the second quarter of 2013 was $25.4 million, compared to $24.0 million for the second quarter of 2012. The net interest margin decreased from 3.70% in the second quarter of 2012 to 3.68% in the second quarter of 2013 primarily as a result of a 31 basis point decrease in the yield on interest earning assets. The net interest margin would have been 3.73% and 3.81% for the second quarter of 2013 and 2012, respectively, had the Company’s non-performing loans performed in accordance with their terms. Declines in interest income resulting from a 31 basis point decline in the yield on interest-earning assets were offset by a 33 basis point reduction in the cost of interest-bearing liabilities. The decline in the net interest margin resulting from a decline in rates was somewhat mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $69.1 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended, June 30, 2013			For the Three Months Ended, June 30, 2012
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,264,713	$25,365	4.49%	$2,077,813	$25,272	4.89%
Taxable investment securities and other	396,290	1,808	1.82%	434,826	2,207	2.03%
Tax-exempt securities	73,728	677	3.67%	68,105	697	4.09%
Federal funds sold (B)	30,498	17	0.22%	24,550	6	0.10%

Total interest-earning assets	2,765,229	27,867	4.04%	2,605,294	28,182	4.35%

Noninterest-earning assets:
Allowance for loan and lease losses	(30,481)			(29,561)
Other assets	266,612			245,056

TOTAL ASSETS	$3,001,360			$2,820,789

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$369,703	$54	0.06%	$352,095	$92	0.11%
Interest-bearing transaction accounts	1,284,233	965	0.30%	1,141,263	1,242	0.44%
Time deposits	311,230	541	0.70%	332,669	805	0.97%
Borrowings	173,920	924	2.13%	262,035	2,051	3.13%

Total interest-bearing liabilities	2,139,086	2,484	0.47%	2,088,062	4,190	0.80%

Noninterest-bearing liabilities:
Demand deposits	542,976			473,853
Other liabilities	14,348			13,621
Stockholders’ equity	304,950			245,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,001,360			$2,820,789

Net interest income/spread		25,383	3.58%		23,992	3.54%
Tax equivalent basis adjustment		237			244

NET INTEREST INCOME		$25,146			$23,748

Net interest margin (C)			3.68%			3.70%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $28.2 million in the second quarter of 2012 to $27.9 million in the second quarter of 2013, a decrease of $315,000, or 1%. The decrease in interest income was primarily due to a 31 basis point decrease in the yield on interest earning assets, as a result of loans being refinanced at lower rates and lower yields on new loans and investments. The yield on average loans and leases at 4.49% in the second quarter of 2013 was 40 basis points lower than the second quarter of 2012. The yield on average taxable and tax exempt investment securities decreased by 21 basis points and 42 basis points, respectively, compared to the second quarter of 2012. Average loans and leases at $2.26 billion increased $186.9 million from the second quarter of 2012, while average investment securities at $470.0 million decreased $32.9 million.

Total interest expense decreased from $4.2 million in the second quarter of 2012 to $2.5 million in the second quarter of 2013, a decrease of $1.7 million, or 41%. The cost of average interest-bearing liabilities decreased from 0.80% in the second quarter of 2012 to 0.47% in 2013. The decrease in yield was due primarily to a 100 basis point reduction in the cost of borrowings, an $88.1 million reduction in higher yielding average borrowings, a $21.4 million reduction in higher yielding time deposits and the continuing low rate environment. In fourth quarter 2012, the Company redeemed a $25.8 million subordinated debenture that was paying 7.535%. In late second quarter 2013, the Company acquired and extinguished $9 million in subordinated debentures that were paying LIBOR plus 310 basis points. From the second quarter of 2012 to the second quarter of 2013, average savings accounts and interest-bearing transaction accounts increased by $17.6 million and $143.0 million, respectively. Average rates paid on interest-bearing liabilities declined in all categories.

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

In the second quarter of 2013, a $2.6 million provision for loan and lease losses was recorded, which was $1.3 million lower than the provision for the same period last year. During the second quarter of 2013, the Company charged off loans and leases of $2.8 million and recovered $188,000 in previously charged off loans and leases compared to $4.3 million and $281,000, respectively, during the same period in 2012. The lower provision resulted from a decline in non-performing assets and from lower charge-offs during the quarter. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $1.0 million, or 21%, to $5.8 million in the second quarter of 2013 compared to the second quarter of 2012. In the second quarter of 2013 the Company recorded a $1.2 million pre-tax gain on the purchase and early extinguishment of $9.0 million of Lakeland Bancorp Capital Trust I debentures. Gains on sales of investment securities was $1,000 during the second quarter of 2013 compared to $241,000 during the same period in 2012. Commissions and fees totaled $1.1 million in the second quarter of 2013 and were $116,000, or 9%, lower than the same period last year due primarily to reduced loan fees. Other income totaling $420,000 in the second quarter of 2013 was $198,000 higher than the same period in 2012, primarily due to gains on sales of mortgage loans.

Noninterest Expense

Noninterest expense totaling $19.4 million increased $2.9 million in the second quarter of 2013 from the second quarter of 2012. In the second quarter of 2013 noninterest expense included $1.5 million in merger related expenses. Salary and employee benefits at $10.1 million increased by $568,000, or 6%, primarily due to normal salary increases and the addition of Somerset Hills Bank employees. Net occupancy expense at $1.9 million in the second quarter of 2013 increased $251,000 from the same period last year, due primarily to expenses relating to the new operations and training center and branch office opened in the second half of 2012. Furniture and equipment at $1.5 million increased $366,000 from the same period last year, due primarily to increased service contract expense, expenses relating to the new operations and training center and the opening of a branch office. Marketing expense totaling $435,000 decreased $23,000 compared to the second quarter of 2012, primarily due to a reduction in advertising. Legal expense and other real estate and repossessed asset expense decreased $60,000 and $40,000, respectively, due primarily to the reduction in nonperforming assets. Other expenses at $2.7 million increased $345,000 compared to the second quarter of 2012, due primarily to an increase in data processing expenses reflecting technological improvements as well as Somerset Hills costs. The Company’s efficiency ratio, a non-GAAP financial measure, was 59.70% in the second quarter of 2013, compared to 57.18% for the same period last year. The increase was primarily due to an increase in total noninterest expense partially offset by an increase in revenue. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
	2013	2012
	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$19,393	$16,470
Less:
Amortization of core deposit intangibles	(41)	—
Other real estate owned and other repossessed asset expense	2	(38)
Merger related expenses	(1,452)	—
Provision for unfunded lending commitments	(6)	(122)

Noninterest expense, as adjusted	$17,896	$16,310

Net interest income	$25,146	$23,748
Noninterest income	5,793	4,771

Total revenue	30,939	28,519
Plus: Tax-equivalent adjustment on municipal securities	237	244
Less:
Gains on debt extinguishment	(1,197)	—
Gains on sales of investment securities	(1)	(241)

Total revenue, as adjusted	$29,978	$28,522

Efficiency ratio	59.70%	57.18%

Income Tax Expense

The effective tax rate increased from 33.3% in the second quarter of 2012 to 34.1% in the second quarter of 2013 as a result of increased earnings and because of a reduction of tax advantaged items as a percent of pre-tax income. Tax advantaged items include interest income on tax-exempt securities and income on bank owned life insurance. Also contributing to the increase in the effective tax rate was the impact of non-deductible merger related expenses.

(Year to Date 2013 Compared to Year to Date 2012)

Net Income

Net income for the first half of 2013 was $11.0 million, compared to net income of $10.4 million for the same period in 2012. Net income available to common stockholders was $11.0 million compared to $9.8 million for the first half of 2012. Because the Company repaid its remaining preferred stock to the U.S. Department of the Treasury under the CPP in the first half of 2012, the Company had no dividends or accretion on preferred stock in the first half of 2013 compared to $620,000 for the same period last year. Diluted earnings per share was $0.36 for the first half of 2013 and 2012. Net interest income at $49.1 million for the first half of 2013 increased $1.4 million compared to the same period in 2012 due primarily to a reduction in interest expense.

Net Interest Income

Net interest income on a tax equivalent basis for the first half of 2013 was $49.6 million compared to $48.2 million for the first half of 2012. The net interest margin decreased from 3.73% in the first half of 2012 to 3.69% in the first half of 2013 primarily as a result of a decline in yield on average interest earning assets. The net interest margin would have been 3.75% and 3.83% for the first half of 2013 and 2012, respectively, had the Company’s non-performing loans performed in accordance with their terms. Declines in interest income resulting from a 32 basis point decline in the yield on interest-earning assets were offset by a 33 basis point reduction in the cost of interest-bearing liabilities. The decline in the net interest margin resulting from a decline in rates was mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $61.3 million. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the Six Months Ended, June 30, 2013			For the Six Months Ended, June 30, 2012
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$2,200,838	$49,772	4.56%	$2,063,953	$50,730	4.94%
Taxable investment securities and other	400,413	3,527	1.76%	441,039	4,547	2.06%
Tax-exempt securities	72,491	1,338	3.69%	70,446	1,451	4.12%
Federal funds sold (B)	30,542	30	0.20%	24,281	12	0.10%

Total interest-earning assets	2,704,284	54,667	4.07%	2,599,719	56,740	4.39%

Noninterest-earning assets:
Allowance for loan and lease losses	(29,986)			(29,362)
Other assets	260,755			243,136

TOTAL ASSETS	$2,935,053			$2,813,493

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$363,739	$120	0.07%	$345,158	$182	0.11%
Interest-bearing transaction accounts	1,255,333	1,947	0.31%	1,139,163	2,515	0.44%
Time deposits	306,719	1,155	0.75%	341,806	1,698	0.99%
Borrowings	178,479	1,895	2.12%	264,600	4,143	3.13%

Total interest-bearing liabilities	2,104,270	5,117	0.49%	2,090,727	8,538	0.82%

Noninterest-bearing liabilities:
Demand deposits	522,708			461,407
Other liabilities	14,141			13,395
Stockholders’ equity	293,934			247,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,935,053			$2,813,493

Net interest income/spread		49,550	3.59%		48,202	3.57%
Tax equivalent basis adjustment		468			508

NET INTEREST INCOME		$49,082			$47,694

Net interest margin (C)			3.69%			3.73%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis decreased from $56.7 million in the first half of 2012 to $54.7 million in the first half of 2013, a decrease of $2.1 million, or 4%. The decrease in interest income was primarily due to a 32 basis point decrease in the yield on interest earning assets, as a result of loans being refinanced at lower rates and lower yields on new loans and investments. The yield on average loans and leases at 4.56% in the first half of 2013 was 38 basis points lower than the first half of 2012. The yield on average taxable and tax exempt investment securities decreased by 30 basis points and 43 basis points, respectively, compared to the first half of 2012. Average loans and leases at $2.20 billion increased $136.9 million from the first half of 2012, while average investment securities at $472.9 million decreased $38.6 million.

Total interest expense decreased from $8.5 million in the first half of 2012 to $5.1 million in the first half of 2013, a decrease of $3.4 million, or 40%. The cost of average interest-bearing liabilities decreased from 0.82% in the first half of 2012 to 0.49% in 2013. The decrease in yield was due primarily to a 101 basis point reduction in the cost of borrowings, an $86.1 million reduction in higher yielding borrowings, a $35.1 million reduction in higher yielding time deposits and the continuing low rate environment. From the first half of 2012 to the first half of 2013, average savings accounts and interest-bearing transaction accounts increased by $18.6 million and $116.2 million, respectively. Average rates paid on interest-bearing liabilities declined in all categories.

Provision for Loan and Lease Losses

In the first half of 2013, a $5.8 million provision for loan and lease losses was recorded, which was $2.7 million lower than the provision for the same period last year. During the first half of 2013, the Company charged off loans and leases of $5.5 million and recovered $407,000 in previously charged off loans and leases compared to $9.3 million and $1.0 million, respectively, during the same period in 2012. The lower provision resulted from a decline in non-performing assets and from lower charge-offs during the first half of 2013. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $2.0 million, or 23%, to $10.8 million in the first half of 2013 compared to the first half of 2012. As previously discussed in the quarterly analysis, the Company recorded a gain on debt extinguishment of $1.2 million in the first half of 2013. Gains on sales of investment securities was $506,000 during the first half of 2013 compared to $273,000 during the same period in 2012. Commissions and fees totaled $2.4 million in the first half of 2013 and were $117,000, or 5%, higher than the same period last year due primarily to increased investment commission income. Other income totaling $918,000 in the first half of 2013 was $437,000 higher than the same period in 2012 primarily due to $181,000 in income on loan swap transactions and $483,000 in gains on sales of residential mortgage loans.

Noninterest Expense

Noninterest expense totaling $37.6 million increased $4.9 million in the first half of 2013 from the first half of 2012. In the first half of 2013 noninterest expense included $526,000 in long term debt prepayment fees and $2.1 million in merger related expenses. Salary and employee benefits at $20.1 million increased by $1.1 million, or 6%, primarily due to normal salary increases and increased commission expenses. Net occupancy expense at $3.9 million and furniture and equipment at $2.9 million in the first half of 2013 increased $537,000 and $688,000, respectively, from the same period last year due primarily to the same reasons discussed in the quarterly analysis. Marketing expense totaling $723,000 decreased $205,000 compared to the first half of 2012 primarily due to a reduction in advertising and the timing of marketing campaigns. Legal expense at $528,000 and other real estate and repossessed asset expense at $17,000 decreased $217,000 and $59,000, respectively, due primarily to the reduction in nonperforming assets. The Company’s efficiency ratio, a non-GAAP financial measure, was 59.77% in the first half of 2013, compared to 57.44% for the same period last year due primarily to the same reasons discussed in the quarterly analysis. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Calculation of efficiency ratio
Total noninterest expense	$37,620	$32,745
Less:
Amortization of core deposit intangibles	(41)
Other real estate owned and other repossessed asset expense	(17)	(76)
Long term debt prepayment fee	(526)	—
Merger related expenses	(2,083)	—
Provision for unfunded lending commitments	129	(67)

Noninterest expense, as adjusted	$35,082	$32,602

Net interest income	$49,082	$47,694
Noninterest income	10,844	8,828

Total revenue	59,926	56,522
Plus: Tax-equivalent adjustment on municipal securities	468	508
Less:
Gains on debt extinguishment	(1,197)	—
Gains on sales of investment securities	(506)	(273)

Total revenue, as adjusted	$58,691	$56,757

Efficiency ratio	59.77%	57.44%

Income Tax Expense

The effective tax rate increased from 32.1% in the first half of 2012 to 33.4% in the first half of 2013 for the same reasons discussed above in the quarterly comparison.

Financial Condition

The Company’s total assets increased $343.7 million from $2.92 billion at December 31, 2012, to $3.26 billion at June 30, 2013. This includes Somerset Hills’ assets of $355.9 million. Total loans were $2.45 billion, an increase of $300.4 million from $2.15 billion at December 31, 2012. Somerset Hills’ loans totaled $243.9 million. Total deposits were $2.67 billion, an increase of $301.9 million from December 31, 2012. Somerset Hills’ deposits totaled $311.8 million.

Loans and Leases

Gross loans and leases at $2.45 billion increased by $300.4 million from December 31, 2012. This includes Somerset Hills’ loans of $243.9 million. Excluding Somerset Hills’, total loans have increased 3% from December 31, 2012 primarily in the commercial loans secured by real estate category. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets decreased from $28.5 million, or 0.98% of total assets, on December 31, 2012 to $20.1 million, or 0.62% of total assets, on June 30, 2013. Non-performing assets decreased in all categories. The largest declines in non-performing loans were in commercial loans secured by real estate, real estate construction loans and residential mortgages which declined by $3.2 million, $2.1 million and $1.9 million, respectively. Commercial loan non-accruals at June 30, 2013 included 2 loan relationships with balances over $1.0 million, totaling $2.2 million, and 5 loan relationships between $500,000 and $1.0 million, totaling $3.4 million.

There were $1.7 million in loans and leases past due ninety days or more and still accruing at June 30, 2013 compared to $1.4 million at December 31, 2012. Loans and leases past due 90 days or more and still accruing are those loans and leases that are considered both well-secured and in process of collection.

On June 30, 2013, the Company had $12.5 million in loans that were troubled debt restructurings and still accruing interest income compared to $7.3 million on December 31, 2012. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On June 30, 2013, the Company had $31.0 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $31.5 million at year-end 2012. For more information on impaired loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $969,000 has been allocated as a portion of the allowance for loan and lease losses for impairment at June 30, 2013. At June 30, 2013, the Company also had $59.9 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $42.7 million at December 31, 2012.

There were no loans and leases at June 30, 2013, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Year Ended December 31, 2012
Balance of the allowance at the beginning of the year	$28,931	$28,416	$28,416

Loans and leases charged off:
Commercial, secured by real estate	814	4,866	7,287
Commercial, industrial and other	659	555	949
Leases	172	353	999
Real estate—mortgage	751	510	1,822
Real estate-construction	2,402	1,707	2,888
Home equity and consumer	691	1,331	2,074

Total loans charged off	5,489	9,322	16,019

Recoveries:
Commercial, secured by real estate	80	58	280
Commercial, industrial and other	62	327	428
Leases	107	414	504
Real estate—mortgage	63	5	66
Real estate-construction	7	26	43
Home equity and consumer	88	186	306

Total Recoveries	407	1,016	1,627

Net charge-offs:	5,082	8,306	14,392
Provision for loan and lease losses	5,777	8,433	14,907

Ending balance	$29,626	$28,543	$28,931

Ratio of annualized net charge-offs to average loans and leases outstanding	0.46%	0.80%	0.69%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.21%	1.37%	1.35%

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

The overall balance of the allowance for loan losses increased $695,000 to $29.6 million at June 30, 2013 compared to December 31, 2012 reflecting an increase in the commercial loan portfolio.

Non-performing loans and leases decreased from $28.5 million on December 31, 2012 to $20.1 million on June 30, 2013. The allowance for loan and lease losses as a percent of total loans was 1.21% of total loans on June 30, 2013, compared to 1.35% as of December 31, 2012. The decline in the allowance for loan and lease losses as a percent of total loans results from the $243.9 million increase in loans resulting from the Somerset Hills acquisition, which is accounted for under acquisition accounting. Excluding the Somerset Hills loans, the allowance as a percent of total loans would be 1.34%. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans and leases are adequate. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2013. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities increased from $490.6 million on December 31, 2012 to $494.2 million on June 30, 2013, an increase of $3.6 million, or 1%.

Deposits

Total deposits increased from $2.37 billion on December 31, 2012 to $2.67 billion on June 30, 2013, an increase of $301.9 million, or 13%. Somerset Hills’ deposits totaled $311.8 million. Noninterest bearing deposits increased $102.8 million, or 21%, to $600.9 million. Excluding $80.8 million in Somerset Hills’ demand deposits, noninterest bearing demand deposits have increased by $22.0 million, or 4%, from year-end 2012. Savings and interest-bearing transaction accounts and time deposits increased $170.8 million and $28.3 million, respectively.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $27.5 million for the first six months of 2013 compared to $25.3 million for the same period in 2012.

•

Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first six months of 2013, Lakeland’s deposits decreased $9.9 million excluding the impact of Somerset Hills’ deposits.

•

Sales of securities and overnight funds. At June 30, 2013, the Company had $397.8 million in securities designated “available for sale.” Of these securities, $260.5 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on June 30, 2013. Lakeland also has overnight federal funds lines available for it to borrow up to $152.0 million. Lakeland had borrowings against these lines of $81.0 million at June 30, 2013. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2013.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2013 follows.

Cash and cash equivalents totaling $109.4 million on June 30, 2013, increased $1.9 million from December 31, 2012. Operating activities provided $27.5 million in net cash. Investing activities provided $6.1 million in net cash, primarily reflecting net cash acquired in the acquisition of Somerset Hills, offset by an increase in loans and leases. Financing activities used $31.7 million in net cash reflecting repayments of $10.0 million in other borrowings, an early extinguishment of subordinated debentures and a net decrease of $9.9 million in deposits. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2013. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals on noncancellable operating leases	$20,319	$2,541	$4,553	$2,836	$10,389
Benefit plan commitments	5,623	209	372	556	4,486
Remaining contractual maturities of time deposits	332,048	250,763	63,059	17,385	841
Subordinated debentures	42,548	—	—	—	42,548
Loan commitments	541,319	450,880	52,404	4,725	33,310
Other borrowings	75,000	—	—	55,000	20,000
Interest on other borrowings*	33,487	3,274	6,556	5,159	18,498
Standby letters of credit	9,337	7,419	1,838	—	80

Total	$1,059,681	$715,086	$128,782	$85,661	$130,152

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.82%.

Capital Resources

Total stockholders’ equity increased from $280.9 million on December 31, 2012 to $341.1 million on June 30, 2013, an increase of $60.2 million, or 21%. Book value per common share increased to $9.55 on June 30, 2013 from $9.45 on December 31, 2012. The increase in stockholders’ equity from December 31, 2012 to June 30, 2013 was primarily due to stock issued of $57.4 million for the acquisition of Somerset Hills and $11.0 million in net income, partially offset by other comprehensive loss on the Company’s available for sale securities portfolio of $6.9 million and the payment of dividends on common stock of $3.6 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2013, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at June 30, 2013 are as follows:

	Tier 1 Capital to Total Average Assets Ratio June 30, 2013	Tier 1 Capital to Risk-Weighted Assets Ratio June 30, 2013	Total Capital to Risk-Weighted Assets Ratio June 30, 2013
Capital Ratios:
The Company	9.43%	11.53%	12.78%
Lakeland Bank	8.98%	10.98%	12.23%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

The leverage ratio for the Company and Lakeland increased from 8.62% and 7.98%, respectively, on December 31, 2012 to 9.43% and 8.98%, respectively, on June 30, 2013 as a result of the Somerset Hills acquisition. The leverage ratio is end of period Tier 1 capital as a percent of quarterly average assets. Since Somerset Hills was acquired on May 31, 2013, its assets were not included in the average asset calculation for the entire quarter. Had the merger occurred on April 1, 2013, the Company and Lakeland’s leverage ratios would be 8.69% and 8.27%, respectively.

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Company.

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

(dollars in thousands, except per share amounts)	June 30, 2013	December 31, 2012
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period—GAAP	$341,109	$280,867
Less:
Goodwill	110,381	87,111
Other identifiable intangible assets, net	2,671	—

Total tangible common stockholders’ equity at end of period—Non—GAAP	$228,057	$193,756

Shares outstanding at end of period (1)	35,701	29,726

Book value per share—GAAP (1)	$9.55	$9.45

Tangible book value per share—Non-GAAP (1)	$6.39	$6.52

(1)	Adjusted for 5% stock dividend paid on April 16, 2012 to shareholders of record as of March 30, 2012.

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period—Non—GAAP	$228,057	$193,756

Total assets at end of period	$3,262,411	$2,918,703
Less:
Goodwill	110,381	87,111
Other identifiable intangible assets, net	2,671	—

Total tangible assets at end of period—Non-GAAP	$3,149,359	$2,831,592

Common equity to assets—GAAP	10.46%	9.62%

Tangible common equity to tangible assets—Non-GAAP	7.24%	6.84%

	For the Three Months Ended,		For the six months ended,
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Calculation of return on average tangible common equity
Net income—GAAP	$5,903	$5,453	$11,011	$10,424

Total average common stockholders’ equity	$304,950	$245,253	$293,934	$244,105
Less:
Average goodwill	94,783	87,111	90,968	87,111
Average other identifiable intangible assets, net	894	—	449	—

Total average tangible common stockholders’ equity—Non-GAAP	$209,273	$158,142	$202,517	$156,994

Return on average common stockholders’ equity—GAAP	7.76%	8.94%	7.55%	8.59%

Return on average tangible common stockholders’ equity—Non-GAAP	11.31%	13.87%	10.96%	13.35%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $109.7 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
June 30, 2013	-2.7%	-2.0%
December 31, 2012	-4.9%	-2.2%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy Limit	-20.0%	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%
June 30, 2013	-6.5%	-4.6%	-2.7%	-0.8%	-4.8%	-6.0%	-6.5%	-6.5%
December 31, 2012	-8.7%	-6.4%	-4.2%	-2.1%	-4.1%	-4.6%	-4.6%	-4.6%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2013 (the base case) was $447.9 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-35.0%	-25.0%			-25.0%	-35.0%
June 30, 2013	-15.8%	-9.9%	-4.3%	-0.3%	-4.7%	-9.3%
December 31, 2012	-14.6%	-7.4%	-2.3%	-5.1%	-8.9%	-7.8%

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 27, 2013, the plaintiff filed an Amended Complaint, alleging, among other things, inadequate disclosure in the definitive joint proxy statement and prospectus (the “Proxy Statement”) that has been mailed to the respective shareholders of the Company and Somerset Hills. On April 26, 2013, the defendants entered into a Memorandum of Understanding with the lead plaintiff regarding settlement of the action. As part of the settlement, the Registrant agreed to make certain additional disclosures, which are contained in a Current Report on Form 8-K filed on April 29, 2013. The Memorandum of Understanding contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including the consummation of the merger and court approval following notice. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all of the claims that were or could have been brought in the action being settled, including all claims relating to the merger, the merger agreement and any disclosures made in connection therewith. The Court will also need to approve the conditional certification of the class of plaintiffs at such hearing. In addition, in connection with the settlement, the parties contemplate that the lead plaintiff’s counsel will petition the Court for an award of attorneys’ fees and expenses to be paid by the Company. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such a stipulation. In the event that neither of these occurs, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated. The settlement did not affect the timing of consummation of the merger or the amount or nature of the merger consideration paid to the shareholders of Somerset Hills in the merger.

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

Date: August 9, 2013