Form 10-Q
period 2013-09-30
LAKELAND BANCORP INC
filed 2013-11-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 30, 2013 there were 35,832,759 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$130,035	$100,926
Interest-bearing deposits due from banks	15,219	6,619

Total cash and cash equivalents	145,254	107,545
Investment securities available for sale, at fair value	418,562	393,710
Investment securities held to maturity; fair value of $96,196 at September 30, 2013 and $99,784 at December 31, 2012	96,702	96,925
Federal Home Loan Bank Stock, at cost	5,965	5,382
Loans held for sale	901	—
Loans, net of deferred costs (fees)	2,427,684	2,146,843
Less: allowance for loan and lease losses	29,757	28,931

Net loans	2,397,927	2,117,912
Premises and equipment, net	37,351	33,280
Accrued interest receivable	8,173	7,643
Goodwill	110,381	87,111
Other identifiable intangible assets	2,548	—
Bank owned life insurance	55,534	46,143
Other assets	20,002	23,052

TOTAL ASSETS	$3,299,300	$2,918,703

LIABILITIES
Deposits:
Noninterest bearing	$623,562	$498,066
Savings and interest-bearing transaction accounts	1,770,299	1,569,139
Time deposits under $100 thousand	190,996	188,278
Time deposits $100 thousand and over	123,597	115,514

Total deposits	2,708,454	2,370,997
Federal funds purchased and securities sold under agreements to repurchase	110,525	117,289
Other borrowings	75,000	85,000
Subordinated debentures	42,548	51,548
Other liabilities	15,248	13,002

TOTAL LIABILITIES	2,951,775	2,637,836

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 35,823,147 shares at September 30, 2013 and 29,941,967 shares at December 31, 2012	362,549	303,794
Accumulated deficit	(13,192)	(24,145)
Treasury stock, at cost, 0 shares at September 30, 2013 and 216,077 at December 31, 2012	—	(2,718)
Accumulated other comprehensive (loss) gain	(1,832)	3,936

TOTAL STOCKHOLDERS’ EQUITY	347,525	280,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,299,300	$2,918,703

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$27,350	$24,929	$77,122	$75,659
Federal funds sold and interest-bearing deposits with banks	27	17	57	29
Taxable investment securities and other	2,017	2,121	5,544	6,668
Tax-exempt investment securities	461	428	1,331	1,371

TOTAL INTEREST INCOME	29,855	27,495	84,054	83,727

INTEREST EXPENSE
Deposits	1,518	2,026	4,740	6,421
Federal funds purchased and securities sold under agreements to repurchase	14	12	36	68
Other borrowings	836	1,802	2,709	5,889

TOTAL INTEREST EXPENSE	2,368	3,840	7,485	12,378

NET INTEREST INCOME	27,487	23,655	76,569	71,349
Provision for loan and lease losses	1,879	3,350	7,656	11,783

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	25,608	20,305	68,913	59,566
NONINTEREST INCOME
Service charges on deposit accounts	2,838	2,757	8,052	7,914
Commissions and fees	1,139	1,162	3,495	3,401
Gains on sales of investment securities	—	—	506	273
Gain on debt extinguishment	—	—	1,197	—
Income on bank owned life insurance	383	357	1,036	1,035
Other income	285	364	1,203	845

TOTAL NONINTEREST INCOME	4,645	4,640	15,489	13,468

NONINTEREST EXPENSE
Salaries and employee benefits	11,019	9,578	31,105	28,578
Net occupancy expense	2,060	1,807	5,921	5,131
Furniture and equipment	1,582	1,205	4,492	3,427
Stationery, supplies and postage	348	388	1,086	1,079
Marketing expense	715	718	1,438	1,646
FDIC insurance expense	436	519	1,505	1,620
Legal expense	406	135	934	880
Expenses on other real estate owned and other repossessed assets	(2)	13	15	89
Long term debt prepayment fee	—	—	526	—
Merger related expenses	744	—	2,827	—
Core deposit intangible amortization	123	—	164	—
Other expenses	2,976	2,605	8,014	7,263

TOTAL NONINTEREST EXPENSE	20,407	16,968	58,027	49,713

Income before provision for income taxes	9,846	7,977	26,375	23,321
Income tax expense	3,229	2,488	8,747	7,408

NET INCOME	$6,617	$5,489	$17,628	$15,913

Dividends on Preferred Stock and Accretion	—	—	—	620

Net Income Available to Common Stockholders	$6,617	$5,489	$17,628	$15,293

PER SHARE OF COMMON STOCK
Basic earnings	$0.18	$0.20	$0.54	$0.56

Diluted earnings	$0.18	$0.20	$0.54	$0.56

Dividends	$0.07	$0.06	$0.21	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
NET INCOME	$6,617	$5,489	$17,628	$15,913

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) during period	1,118	1,220	(5,454)	2,174
Reclassification for gains included in net income	0	0	(329)	(177)
Change in pension liability, net	5	5	15	15

Other Comprehensive Income (Loss)	1,123	1,225	(5,768)	2,012

TOTAL COMPREHENSIVE INCOME (LOSS)	$7,740	$6,714	$11,860	$17,925

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—UNAUDITED

Nine Months Ended September 30, 2013

	Common stock		Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
	(dollars in thousands)
BALANCE January 1, 2013	29,941,967	$303,794	($24,145)	($2,718)	$3,936	$280,867

Net Income	—	—	17,628	—	—	17,628
Other comprehensive loss, net of tax	—	—	—	—	(5,768)	(5,768)
Stock based compensation	—	669	—	—	—	669
Issuance of restricted stock awards	—	(1,301)	—	1,301	—	—
Issuance of stock for acquisition	5,794,079	57,419	—	—	—	57,419
Issuance of stock options for acquisition	—	1,603	—	—	—	1,603
Issuance of stock to dividend reinvestment and stock purchase plan	27,270	108	(901)	938	—	145
Exercise of stock options, net of excess tax benefits	59,831	257	—	479	—	736
Cash dividends, common stock	—	—	(5,774)	—	—	(5,774)

BALANCE September 30, 2013 (UNAUDITED)	35,823,147	$362,549	($13,192)	$—	($1,832)	$347,525

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	For the Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,628	$15,913
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	3,695	4,616
Depreciation and amortization	2,770	2,229
Provision for loan and lease losses	7,656	11,783
Loans originated for sale	(27,125)	—
Proceeds from sales of loans	29,368	—
Gains on securities	(506)	(273)
Gain on early debt extinguishment	(1,197)	—
Gains on sales of loans held for sale	(612)	—
Gains on leases	—	(365)
Gains on sales of other real estate and other repossessed assets	(277)	(240)
Gains on sales of premises and equipment	(68)	(2)
Stock-based compensation	669	559
Decrease in other assets	7,837	1,131
Increase in other liabilities	468	2,171

NET CASH PROVIDED BY OPERATING ACTIVITIES	40,306	37,522

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisition	74,316	—
Proceeds from repayments on and maturity of securities:
Available for sale	55,913	87,327
Held to maturity	20,397	24,640
Proceeds from sales of securities
Available for sale	53,670	53,718
Purchase of securities:
Available for sale	(144,004)	(97,545)
Held to maturity	(11,768)	(49,066)
Net (increase) decrease in Federal Home Loan Bank Stock	(90)	2,484
Net increase in loans and leases	(47,537)	(35,403)
Proceeds from sales of other real estate and repossessed assets	1,751	1,299
Capital expenditures	(1,986)	(7,549)
Proceeds from sales of bank premises and equipment	462	2

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,124	(20,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	25,739	91,455
Decrease in federal funds purchased and securities sold under agreements to repurchase	(6,764)	(17,550)
Proceeds from other borrowings	—	280,000
Repayments of other borrowings	(10,000)	(340,000)
Early extinguishment of subordinated debentures	(7,803)	—
Redemption of preferred stock and common stock warrant	—	(21,800)
Preceeds from issuance of common stock, net of expenses	—	25,021
Excess tax benefits	27	18
Exercise of stock options	709	—
Issuance of stock to dividend reinvestment and stock purchase plan	145	141
Dividends paid	(5,774)	(4,221)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,721)	13,064

Net increase in cash and cash equivalents	37,709	30,493
Cash and cash equivalents, beginning of period	107,545	72,558

CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,254	$103,051

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

Note 2. Stock-Based Compensation

Share-based compensation expense of $669,000 and $559,000 was recognized for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was unrecognized compensation cost of $1.6 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.9 years. Unrecognized compensation expense related to unvested stock options was approximately $138,000 as of September 30, 2013 and is expected to be recognized over a period of 2.5 years.

In the first nine months of 2013, the Company granted 104,182 shares of restricted stock at an average grant date fair value of $9.88 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $206,000 per year for the next five years. In the first nine months of 2012, the Company granted 91,269 shares of restricted stock at a grant date fair value of $9.50 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $173,000 per year over a five year period.

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

There were no grants of stock options in the first nine months of 2012.

The Company also assumed the outstanding options granted under Somerset Hills’ stock option plans at the time of merger. Based on the conversion ratio in the merger, the Company assumed options to purchase 376,372 shares of Lakeland stock in these plans at a weighted average exercise price of $6.65.

Option activity under the Company’s stock option plans is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual
	Number of	exercise	term	Aggregate
	shares	price	( in years)	intrinsic value
Outstanding, January 1, 2013	475,697	$12.31		$53,853
Issued	426,372	7.03
Exercised	(98,895)	7.18
Forfeited	(7,826)	12.93

Outstanding, September 30, 2013	795,348	$10.11	2.88	$1,504,444

Options exercisable at
September 30, 2013	749,835	$10.14	2.49	$1,434,088

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first nine months of 2013 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2013 was $391,000. Exercise of stock options during the first nine months of 2013 resulted in cash receipts of $709,000.

Information regarding the Company’s restricted stock (all unvested) and changes during the nine months ended September 30, 2013 is as follows:

		Weighted
	Number of	average
	shares	price
Outstanding, January 1, 2013	222,556	$9.15
Granted	104,182	9.88
Vested	(65,782)	8.60
Forfeited	(2,711)	9.26

Outstanding, September 30, 2013	258,245	$9.58

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	September 30, 2013			September 30, 2012
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$1,765	($647)	$1,118	$1,933	($713)	$1,220
Reclassification adjustment for net gains arising during the period	—	—	—	—	—	—

Net unrealized gains	$1,765	($647)	$1,118	$1,933	($713)	$1,220
Change in minimum pension liability	8	(3)	5	8	(3)	5

Other comprehensive income, net	$1,773	($650)	$1,123	$1,941	($716)	$1,225

For the nine months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	($8,635)	$3,181	($5,454)	$3,441	($1,267)	$2,174
Reclassification adjustment for net gains arising during the period	(506)	177	(329)	(273)	96	(177)

Net unrealized gains (losses)	($9,141)	$3,358	($5,783)	$3,168	($1,171)	$1,997
Change in minimum pension liability	23	(8)	15	23	(8)	15

Other comprehensive income (loss), net	($9,118)	$3,350	($5,768)	$3,191	($1,179)	$2,012

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total
Beginning Balance	($2,348)	($607)	($2,955)	$4,283	($625)	$3,658

	(in thousands)
Other comprehensive income before classifications	1,118	5	1,123	1,220	5	1,225
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—

Net current period other comprehensive income	1,118	5	1,123	1,220	5	1,225
Ending balance	($1,230)	($602)	($1,832)	$5,503	($620)	$4,883

(a)	All amounts are net of tax.

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total
Beginning Balance	$4,553	($617)	$3,936	$3,506	($635)	$2,871

	(in thousands)
Other comprehensive income (loss) before classifications	(5,454)	15	(5,439)	2,174	15	2,189
Amounts reclassified from accumulated other comprehensive income	(329)	—	(329)	(177)	—	(177)

Net current period other comprehensive income (loss)	(5,783)	15	(5,768)	1,997	15	2,012
Ending balance	($1,230)	($602)	($1,832)	$5,503	($620)	$4,883

(a)	All amounts are net of tax.

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$8,497	$6,467
Cash paid during the period for interest	7,750	12,504
Transfer of loans and leases into other repossessed assets and other real estate owned	3,098	651

Note 5. Earnings Per Share

The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net income available to common shareholders	$6,617	$5,489	$17,628	$15,293
Less: earnings allocated to participating securities	48	49	125	134

Net income allocated to common shareholders	$6,569	$5,440	$17,503	$15,159

Weighted average number of common shares outstanding—basic	35,512	27,550	32,223	26,998
Share-based plans	224	92	131	67

Weighted average number of common shares—diluted	35,736	27,642	32,354	27,065

Basic earnings per share	$0.18	$0.20	$0.54	$0.56

Diluted earnings per share	$0.18	$0.20	$0.54	$0.56

Options to purchase 461,366 shares of common stock at a weighted average price of $12.41 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended September 30, 2013 because the exercise price was greater than the average market price. Options to purchase 569,222 shares of common stock at a weighted average price of $12.79 were outstanding and were not included in the computation of diluted earnings per share for the quarter ended September 30, 2012 because the exercise price was greater than the average market price.

Options to purchase 490,307 shares of common stock at a weighted average price of $12.29 per share were outstanding and were not included in the computation of diluted earnings per share for the nine months ended September 30, 2013 because the exercise price was greater than the average market price. Options to purchase 569,222 shares of common stock at a weighted average price of $12.79 were outstanding and were not included in the computation of diluted earnings per share for the nine months ended September 30, 2012 because the exercise price was greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$62,117	$—	$(1,953)	$60,164	$86,002	$577	$(8)	$86,571
Mortgage-backed securities, residential	291,961	3,031	(3,994)	290,998	235,052	5,086	(579)	239,559
Obligations of states and political subdivisions	37,210	922	(441)	37,691	36,848	1,832	(60)	38,620
Other debt securities	13,560	59	(215)	13,404	13,576	189	(321)	13,444
Equity securities	15,607	991	(293)	16,305	14,984	608	(76)	15,516

	$420,455	$5,003	$(6,896)	$418,562	$386,462	$8,292	$(1,044)	$393,710

HELD TO MATURITY	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. government agencies	$15,989	$63	$(326)	$15,726	$16,089	$385	$—	$16,474
Mortgage-backed securities, residential	36,081	569	(753)	35,897	39,065	1,313	(27)	40,351
Mortgage-backed securities, multifamily	2,380	—	(159)	2,221	1,421	—	(13)	1,408
Obligations of states and political subdivisions	40,710	594	(658)	40,646	38,801	1,068	(68)	39,801
Other debt securities	1,542	164	—	1,706	1,549	201	—	1,750

	$96,702	$1,390	$(1,896)	$96,196	$96,925	$2,967	$(108)	$99,784

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	September 30, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,848	$5,896	$6,065	$6,096
Due after one year through five years	36,066	36,365	14,046	14,619
Due after five years through ten years	68,169	66,502	30,659	30,206
Due after ten years	2,804	2,496	7,471	7,157

	112,887	111,259	58,241	58,078
Mortgage-backed securities	291,961	290,998	38,461	38,118
Equity securities	15,607	16,305	—	—

Total securities	$420,455	$418,562	$96,702	$96,196

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Sale proceeds	$—	$—	$53,670	$53,718
Gross gains	—	—	509	584
Gross losses	—	—	(3)	(311)

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $334.5 million and $328.4 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

September 30, 2013	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. treasury and U.S. government agencies	$60,164	$1,953	$—	$—	13	$60,164	$1,953
Mortgage-backed securities, residential	129,802	3,734	6,251	260	35	136,053	3,994
Obligations of states and political subdivisions	6,122	298	1,585	143	15	7,707	441
Other debt securities	—	—	5,764	215	2	5,764	215
Equity securities	9,996	272	225	21	3	10,221	293

	$206,084	$6,257	$13,825	$639	68	$219,909	$6,896

HELD TO MATURITY
U.S. government agencies	$10,658	$326	$—	$—	2	$10,658	$326
Mortgage-backed securities, residential	22,325	753	—	—	9	22,325	753
Mortgage-backed securities, multifamily	2,221	159	—	—	2	2,221	159
Obligations of states and political subdivisions	14,453	654	351	4	44	14,804	658

	$49,657	$1,892	$351	$4	57	$50,008	$1,896

December 31, 2012	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. government agencies	$3,992	$8	$—	$—	1	$3,992	$8
Mortgage-backed securities, residential	30,359	572	3,239	7	10	33,598	579
Obligations of states and political subdivisions	2,825	60	—	—	7	2,825	60
Other debt securities	—	—	5,661	321	2	5,661	321
Equity securities	4,621	76	—	—	2	4,621	76

	$41,797	$716	$8,900	$328	22	$50,697	$1,044

HELD TO MATURITY
Mortgage-backed securities, residential	$1,239	$27	$—	$—	1	$1,239	$27
Mortgage-backed securities, multifamily	1,408	13	—	—	1	1,408	13
Obligations of states and political subdivisions	3,705	63	371	5	10	4,076	68

	$6,352	$103	$371	$5	12	$6,723	$108

Management has evaluated the securities in the above table and has concluded that none of the securities with unrealized losses have impairments that are other-than-temporary. Fair value below cost is due to interest rate movements and is deemed temporary. All investment securities are evaluated on a periodic basis to determine if factors are identified that would require further analysis. In evaluating the Company’s securities, management considers the following items:

•

The Company’s ability and intent to hold the securities, including an evaluation of the need to sell the security to meet certain liquidity measures, or whether the Company has sufficient levels of cash to hold the identified security in order to recover the entire amortized cost of the security;

•	The financial condition of the underlying issuer;

•	The credit ratings of the underlying issuer and if any changes in the credit rating have occurred;

•	The length of time the security’s fair value has been less than amortized cost; and

•	Adverse conditions related to the security or its issuer if the issuer has failed to make scheduled payments or other factors.

If the above factors indicate that additional analysis is required, management will consider the results of discounted cash flow analysis.

As of September 30, 2013, the equity securities include investments in other financial institutions for market appreciation purposes. Those equities had a net amortized cost of $2.4 million and a market value of $3.4 million as of September 30, 2013.

As of September 30, 2013, equity securities also included $12.9 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2013, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.0 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of September 30, 2013, the amortized cost of these securities was $10.3 million and the fair value was $10.0 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 7. Loans and Leases.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Commercial, secured by real estate	$1,348,314	$1,125,137
Commercial, industrial and other	214,877	216,129
Leases	37,845	26,781
Real estate-residential mortgage	437,788	423,262
Real estate-construction	50,121	46,272
Home equity and consumer	339,805	309,626

Total loans	2,428,750	2,147,207

Plus: deferred fees	(1,066)	(364)

Loans, net of deferred fees	$2,427,684	$2,146,843

At September 30, 2013 and December 31, 2012, home equity and consumer loans included overdraft deposit balances of $381,000 and $532,000, respectively. At September 30, 2013 and December 31, 2012, the Company had $273.3 million and $203.1 million in residential loans pledged for potential borrowings at the Federal Home Loan Bank of New York (FHLB).

The carrying value of loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $1.6 million at September 30, 2013, which was substantially the same as the balance at the acquisition date of May 31, 2013. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

There were no material increases or decreases in the expected cash flows between May 31, 2013 (the “acquisition date”) and September 30, 2013. The Company recognized $43,000 of interest income on the loans acquired.

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

	September 30,	December 31,
(in thousands)	2013	2012
Commercial, secured by real estate	$6,585	$10,511
Commercial, industrial and other	184	1,476
Leases	—	32
Real estate—residential mortgage	5,996	8,733
Real estate—construction	921	4,031
Home equity and consumer	2,819	3,197

Total non-accrual loans and leases	$16,505	$27,980
Other real estate and other repossessed assets	2,154	529

TOTAL NON-PERFORMING ASSETS	$18,659	$28,509

Troubled debt restructurings, still accruing	$11,006	$7,336

Non-accrual loans included $2.3 million and $3.4 million of troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively.

An age analysis of past due loans, segregated by class of loans as of September 30, 2013 and December 31, 2012, is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
September 30, 2013
Commercial, secured by real estate	$9,075	$3,783	$7,222	$20,080	$1,328,234	$1,348,314	$637
Commercial, industrial and other	191	571	192	954	213,923	214,877	8
Leases	12	—	—	12	37,833	37,845	—
Real estate—residential mortgage	3,261	1,085	6,942	11,288	426,500	437,788	946
Real estate—construction	—	—	921	921	49,200	50,121	—
Home equity and consumer	2,521	694	3,711	6,926	332,879	339,805	892

	$15,060	$6,133	$18,988	$40,181	$2,388,569	$2,428,750	$2,483

December 31, 2012
Commercial, secured by real estate	$3,831	$2,308	$10,511	$16,650	$1,108,487	$1,125,137	$—
Commercial, industrial and other	400	171	1,476	2,047	214,082	216,129	—
Leases	367	36	32	435	26,346	26,781	—
Real estate—residential mortgage	2,370	821	10,012	13,203	410,059	423,262	1,279
Real estate—construction	1,100	—	4,031	5,131	41,141	46,272	—
Home equity and consumer	2,479	363	3,355	6,197	303,429	309,626	158

	$10,547	$3,699	$29,417	$43,663	$2,103,544	$2,147,207	$1,437

Impaired Loans

Impaired loans as of September 30, 2013, September 30, 2012 and December 31, 2012 are as follows:

	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
September 30, 2013
Loans without specific allowance:
Commercial, secured by real estate	$7,098	$7,352	$—	$137	$7,663
Commercial, industrial and other	4,037	4,002	—	142	4,428
Real estate-residential mortgage	—	—	—	—	—
Real estate-construction	—	—	—	—	1,328
Home equity and consumer	18	18	—	1	18

Loans with specific allowance:
Commercial, secured by real estate	11,769	12,890	1,044	298	11,024
Commercial, industrial and other	388	498	78	6	659
Real estate-residential mortgage	479	479	72	—	497
Real estate-construction	921	3,015	41	—	1,307
Home equity and consumer	1,351	1,351	203	33	1,292

Total:
Commercial, secured by real estate	$18,867	$20,242	$1,044	$435	$18,687
Commercial, industrial and other	4,425	4,500	78	148	5,087
Real estate—residential mortgage	479	479	72	—	497
Real estate-construction	921	3,015	41	—	2,635
Home equity and consumer	1,369	1,369	203	34	1,310

	$26,061	$29,605	$1,438	$617	$28,216

	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
September 30, 2012
Loans without specific allowance:
Commercial, secured by real estate	$14,263	$18,253	$—	$260	$15,605
Commercial, industrial and other	4,927	4,938	—	67	3,555
Real estate-residential mortgage	366	366	—	6	386
Real estate-construction	3,977	4,606	—	—	7,611
Home equity and consumer	350	350	—	—	337

Loans with specific allowance:
Commercial, secured by real estate	3,127	3,895	313	45	4,389
Commercial, industrial and other	787	902	216	—	641
Real estate-residential mortgage	288	288	43	4	384
Real estate-construction	120	997	12	—	331
Home equity and consumer	946	946	142	36	946

Total:
Commercial, secured by real estate	$17,390	$22,148	$313	$305	$19,994
Commercial, industrial and other	5,714	5,840	216	67	4,196
Real estate—residential mortgage	654	654	43	10	770
Real estate-construction	4,097	5,603	12	—	7,942
Home equity and consumer	1,296	1,296	142	36	1,283

	$29,151	$35,541	$726	$418	$34,185

	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
December 31, 2012
Loans without specific allowance:
Commercial, secured by real estate	$16,458	$21,665	$—	$495	$18,301
Commercial, industrial and other	4,896	4,932	—	116	3,838
Real estate-residential mortgage	360	360	—	6	385
Real estate-construction	3,332	4,433	—	—	5,533
Home equity and consumer	369	369	—	1	360

Loans with specific allowance:
Commercial, secured by real estate	3,346	4,088	368	46	3,825
Commercial, industrial and other	808	871	219	1	769
Real estate-residential mortgage	288	288	43	4	374
Real estate-construction	698	1,085	97	—	1,445
Home equity and consumer	976	976	146	55	934

Total:
Commercial, secured by real estate	$19,804	$25,753	$368	$541	$22,126
Commercial, industrial and other	5,704	5,803	219	117	4,607
Real estate—residential mortgage	648	648	43	10	759
Real estate-construction	4,030	5,518	97	—	6,978
Home equity and consumer	1,345	1,345	146	56	1,294

	$31,531	$39,067	$873	$724	$35,764

Interest that would have been accrued on impaired loans during the first nine months of 2013 and 2012 had the loans been performing under original terms would have been $1.7 million and $2.1 million, respectively. Interest that would have accrued for the year ended December 31, 2012 was $2.8 million.

Credit Quality Indicators

The primary credit quality indicator is an internal risk rating whereby management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, department heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s commercial loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows the Company’s commercial loan portfolio as of September 30, 2013 and December 31, 2012, by the risk ratings discussed above (in thousands):

September 30, 2013

Risk Rating	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction
1	$—	$774	$—
2	—	16,089	—
3	71,453	9,822	—
4	420,190	57,793	—
5	733,677	87,859	46,515
5W—Watch	38,488	11,150	—
6—Other Assets Especially Mentioned	28,003	8,730	2,639
7—Substandard	56,418	22,660	967
8—Doubtful	85	—	—
9—Loss	—	—	—

Total	$1,348,314	$214,877	$50,121

December 31, 2012

Risk Rating	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction
1	$—	$996	$—
2	—	12,899	—
3	44,448	15,676	—
4	350,145	62,676	795
5	623,912	88,033	34,682
5W—Watch	43,515	13,261	—
6—Other Assets Especially Mentioned	21,132	2,845	6,535
7—Substandard	41,817	19,743	4,260
8—Doubtful	168	—	—
9—Loss	—	—	—

Total	$1,125,137	$216,129	$46,272

The risk rating tables above do not include consumer or residential loans or leases because the evaluation of their primary credit quality indicator is based on the loans’ payment performance status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the nine months ended September 30, 2013 and the year ended December 31, 2012:

Nine Months Ended September 30, 2013 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931
Charge-offs	(1,192)	(1,103)	(206)	(903)	(3,652)	(1,252)	($8,308)
Recoveries	955	139	119	97	12	156	$1,478
Provision	1,684	971	17	423	3,431	1,130	$7,656

Ending Balance	$17,705	$5,110	$508	$3,185	$378	$2,871	$29,757

Ending Balance: Individually evaluated for impairment	$1,044	$78	$—	$72	$41	$203	$1,438
Ending Balance: Collectively evaluated for impairment	16,661	5,032	508	3,113	337	2,668	$28,319

Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—

Ending Balance	$17,705	$5,110	$508	$3,185	$378	$2,871	$29,757

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,867	$4,425	$—	$479	$921	$1,369	$26,061
Ending Balance: Collectively evaluated for impairment	1,328,185	210,452	37,845	437,309	49,200	338,066	$2,401,057
Ending Balance: Loans acquired with deteriorated credit quality	1,262	—	—	—	—	370	$1,632

Ending Balance (1)	$1,348,314	$214,877	$37,845	$437,788	$50,121	$339,805	$2,428,750

(1)	Excludes deferred fees

Year Ended December 31, 2012 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416
Charge-offs	(7,287)	(949)	(999)	(1,822)	(2,888)	(2,074)	($16,019)
Recoveries	280	428	504	66	43	306	$1,627
Provision	6,647	2,147	385	2,247	2,008	1,473	$14,907

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Ending Balance: Individually evaluated for impairment	$368	$219	$—	$43	$97	$146	$873
Ending Balance: Collectively evaluated for impairment	15,890	4,884	578	3,525	490	2,691	$28,058

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$19,804	$5,704	$—	$648	$4,030	$1,345	$31,531
Ending Balance: Collectively evaluated for impairment	1,105,333	210,425	26,781	422,614	42,242	308,281	$2,115,676

Ending Balance(1)	$1,125,137	$216,129	$26,781	$423,262	$46,272	$309,626	$2,147,207

(1)	Excludes deferred fees

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $1.1 million both at September 30, 2013 and December 31, 2012. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following tables summarize loans that have been restructured during the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	$—	3	$521	$432
Commercial, industrial and other	—	—	—	2	56	52
Leases	—	—	—	—	—	—
Real estate—residential mortgage	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	—	—	—	—	—	—

	—	$—	$—	5	$577	$484

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	11	$5,472	$5,468	8	$1,524	$1,407
Commercial, industrial and other	1	127	125	4	4,231	4,218
Leases	—	—	—	—	—	—
Real estate—residential mortgage	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	1	11	11	—	—	—

	13	$5,610	$5,604	12	$5,755	$5,625

The following table summarizes as of September 30, 2013 and 2012, loans that were restructured within the last 12 months that have subsequently defaulted:

For the Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	5	$3,084	2	$267
Commercial, industrial and other	—	—	1	62
Leases	—	—	—	—
Real estate—residential mortgage	—	—	—	—
Real estate—construction	—	—	—	—
Home equity and consumer	—	—	—	—

	5	$3,084	3	$329

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments. Losses are recorded as a valuation allowance and charged to earnings. As of September 30, 2013, the Company had $901,000 in mortgages held for sale.

Leases

Lakeland had no leases held for sale as of September 30, 2013 and December 31, 2012. The following table shows the components of gains on leasing related assets for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Gains (losses) on sales of leases	$—	$—	$—	$—
Realized gains on paid off leases	20	92	51	365
Gains on other repossessed assets	—	8	12	38

Total gains on leasing related assets	$20	$100	$63	$403

Other Real Estate and Other Repossessed Assets

At September 30, 2013, the Company had other repossessed assets and other real estate owned of $44,000 and $2.1 million, respectively. At December 31, 2012, the Company had other repossessed assets and other real estate owned of $77,000 and $452,000, respectively.

Note 8. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Interest cost	$22	$22	$67	$65
Expected return on plan assets	(18)	(19)	(54)	(57)
Amortization of unrecognized net actuarial loss	21	18	62	54

Net periodic benefit expense	$25	$21	$75	$62

Note 9. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$8	$8	$22	$23
Interest cost	9	11	27	31
Amortization of prior service cost	3	3	10	10
Amortization of unrecognized net actuarial loss	2	3	6	9

Net periodic benefit expense	$22	$25	$65	$73

The Company made contributions of $75,000 and $88,000 to the plan during the nine month periods ended September 30, 2013 and 2012, respectively. The Company does not expect to make any more contributions for the remainder of 2013.

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

The Company’s assets that are measured at fair value on a recurring basis are its available for sale investment securities. The Company obtains fair values on its securities using information from a third party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has U.S. Treasury Notes and certain equity securities that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, residential mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third party pricing service. This review includes a comparison to non-binding third-party quotes. As a result of our review, we did not have any adjustments to prices from our third party servicer.

The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2).

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the nine months ended September 30, 2013, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
September 30, 2013
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$4,366	$55,798	$—	$60,164
Mortgage backed securities	—	290,998	—	290,998
Obligations of states and political subdivisions	—	37,691	—	37,691
Corporate debt securities	—	13,404	—	13,404
Equity securities	2,741	13,564	—	16,305

Total securities available for sale	7,107	411,455	—	418,562
Non-hedging interest rate derivatives	—	361	—	361

Total Assets	$7,107	$411,816	—	$418,923

Non-hedging interest rate derivatives	$—	$361	$—	$361

Total Liabilities	$—	$361	$—	$361

December 31, 2012
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$3,493	$83,078	$—	$86,571
Mortgage backed securities	—	239,559	—	239,559
Obligations of states and political subdivisions	—	38,620	—	38,620
Corporate debt securities	—	13,444	—	13,444
Equity securities	2,010	13,506	—	15,516

Total securities available for sale	5,503	388,207	—	393,710
Non-hedging interest rate derivatives	—	195	—	195

Total Assets	$5,503	$388,402	$—	$393,905

Non-hedging interest rate derivatives	$—	$195	$—	$195

Total Liabilities	$—	$195	$—	$195

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
September 30, 2013
Assets:
Impaired Loans and Leases	$—	$—	$26,061	$26,061
Loans held for sale	—	901	—	901
Other real estate owned and other repossessed assets	—	—	2,154	2,154

December 31, 2012
Assets:
Impaired Loans and Leases	$—	$—	$31,531	$31,531
Other real estate owned and other repossessed assets	—	—	529	529

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

The Company has a held for sale loan portfolio that consists of residential mortgages that are being sold in the secondary market. The Company records these mortgages at the lower of cost or market value. Fair value is generally determined by the value of purchase commitments.

Other real estate owned (OREO) and other repossessed assets, representing property acquired through foreclosure, are recorded at fair value less estimated disposal costs of the acquired property on the date of acquisition and thereafter remeasured and carried at lower of cost or fair market value. Fair value on other real estate owned is based on the appraised value of the collateral using the sales comparison approach or the income approach with discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through recognized valuation resources.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2013 and December 31, 2012 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $4.5 million in short-term municipal bond anticipation notes that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments in municipalities in the Company’s market area, and management performs a credit analysis on the municipality before investing in these securities.

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

The net loan portfolio at September 30, 2013 and December 31, 2012 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2013
Financial Instruments—Assets
Investment securities held to maturity	$96,702	$96,196	$—	$91,651	$4,545
Federal Home Loan Bank Stock	5,965	5,965	—	5,965	—
Loans and leases	2,427,684	2,421,527	—	—	2,421,527

Financial Instruments—Liabilities
Certificates of Deposit	314,593	315,213	—	315,213	—
Other borrowings	75,000	78,905	—	78,905	—
Subordinated debentures	42,548	28,753	—	—	28,753
Commitments:
Standby letters of credit	—	7	—	—	7

December 31, 2012
Financial Instruments—Assets
Investment securities held to maturity	$96,925	$99,784	$—	$87,336	$12,448
Federal Home Loan Bank Stock	5,382	5,382	—	5,382	—
Loans and leases	2,146,843	2,154,507	—	—	2,154,507

Financial Instruments—Liabilities
Certificates of Deposit	303,792	305,398	—	305,398	—
Other borrowings	85,000	91,325	—	91,325	—
Subordinated debentures	51,548	33,403	—	—	33,403
Commitments:
Standby letters of credit	—	4	—	—	4

Note 11. Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. Lakeland pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. Lakeland pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. As of September 30, 2013 and December 31, 2012, Lakeland had $1.5 million and $497,000, respectively, in securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2013

	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$17,802	7.0	3.830%	1 Mo Libor + 2.21	($361)
Customer interest rate swaps	(17,802)	7.0	3.830%	1 Mo Libor + 2.21	361

December 31, 2012

	Notional Amount	Average Maturity	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$6,400	10.1	4.625%	1 Mo Libor + 2.61	$195
Customer interest rate swaps	(6,400)	10.1	4.625%	1 Mo Libor + 2.61	($195)

The following shows the Company’s transactions that are subject to an enforceable master netting arrangement or other such similar agreements for the periods presented:

September 30, 2013

Offsetting of Financial Assets and Derivative Assets				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Customer interest rate swaps	$17,802	($17,441)	$361	$—	$—	$361

Total	$17,802	($17,441)	$361	$—	$—	$361

Offsetting of Financial Liabilities and Derivative Liabilities				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Third party interest rate swaps	$17,802	($17,441)	$361	$—	$—	$361

Total	$17,802	($17,441)	$361	$—	$—	$361

December 31, 2012

Offsetting of Financial Assets and Derivative Assets				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Third party interest rate swaps	$6,400	($6,205)	$195	$—	$—	$195

Total	$6,400	($6,205)	$195	$—	$—	$195

Offsetting of Financial Liabilities and Derivative Liabilities				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Description
Customer interest rate swaps	$6,400	($6,205)	$195	$—	$—	$195

Total	$6,400	($6,205)	$195	$—	$—	$195

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

Note 14. Acquisitions

On May 31, 2013, the Company completed its acquisition of Somerset Hills Bancorp, a bank holding company headquartered in Bernardsville, New Jersey. This acquisition enables the Company to expand into Somerset and Union counties, and broaden its presence in Morris county. Effective at the close of business on May 31, 2013, Somerset Hills Bancorp merged into the Company, and Somerset Hills Bank merged into Lakeland Bank. The Merger Agreement provided that the shareholders of Somerset Hills Bancorp would receive, at their election, for each outstanding share of Somerset Hills Bancorp common stock that they own at the effective time of the merger, either 1.1962 shares of Lakeland Bancorp common stock or $12.00 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration was shares of Lakeland Bancorp common stock and 10% was cash. Lakeland Bancorp issued an aggregate of 5,794,079 shares of its common stock in the merger, and also assumed outstanding Somerset Hills Bancorp stock options (which were converted into options to purchase Lakeland Bancorp common stock). Lakeland Bancorp paid $6.5 million in cash in the transaction.

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

Loans acquired in the Somerset Hills acquisition were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Somerset Hills were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

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

Direct costs related to the acquisition were expensed as incurred. During the three and nine months ended September 30, 2013, the Company incurred $744,000 and $2.8 million, respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Somerset Hills operations included in our Consolidated Statements of Income from the date of the acquisition (May 31, 2013) through September 30, 2013 under the column “Actual from acquisition date through September 30, 2013.” In addition, the table provides unaudited condensed pro forma financial information assuming that the Somerset Hills acquisition had been completed as of January 1, 2013, for the nine months ended September 30, 2013 and as of January 1, 2012 for the nine months ended September 30, 2012. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Somerset Hills’ operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

(in thousands)	Actual from acquisition to September 30, 2013	Pro-forma September 30, 2013	Pro-forma September 30, 2012
Net interest income	$3,534	$81,331	$80,352
Noninterest income	513	16,624	15,312
Noninterest expense	2,047	60,024	56,835
Net income	1,300	20,477	17,573
Earnings per share:
Fully diluted		$0.57	$0.54

Note 15. Goodwill and Intangible Assets

The Company has goodwill of $110.4 million which includes $23.3 million from the Somerset Hills acquisition and $87.1 million from prior acquisitions. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of each reporting unit to their respective carrying amounts, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

As stated above, the Company recorded $2.7 million in core deposit intangible for the Somerset Hills acquisition. Year-to-date, it has amortized $164,000 in core deposit intangible. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the year ended:
2013	$123
2014	464
2015	415
2016	366
2017	316

Note 16. Early Extinguishment of Debt

On June 18, 2013, the Company acquired and extinguished $9.0 million of Lakeland Bancorp Capital Trust I debentures and recorded a $1.2 million gain on extinguishment of debt. The interest rate on this debenture floated at LIBOR plus 310 basis points and had a rate of 3.38% at the time of extinguishment. The Company redeemed the remaining $1.0 million in the fourth quarter of 2013 at par value.

Note 17. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement to improve the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The pronouncement is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

In December 2011, the FASB issued accounting guidance regarding disclosures about offsetting assets and liabilities. The scope of this accounting guidance was further clarified by the FASB on January 1, 2013. This guidance affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with U.S. GAAP or (2) subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this guidance. The Company adopted this guidance in the first quarter of 2013 and provided the disclosures required by those amendments retrospectively for all comparative periods presented. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

Management Overview

The quarter and nine months ended September 30, 2013, represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•

Net income available to common shareholders increased $1.1 million to $6.6 million, or 21% from the third quarter of 2012 to the same period in 2013. Included in the third quarter of 2013 earnings was $744,000 in merger related expenses. Exclusive of these expenses, fully diluted earnings per share would have been $0.20 per common share or the same as fully diluted earnings per share for the third quarter of 2012.

•

Net income available to common stockholders increased $2.3 million, or 15%, from the first nine months of 2012 to the same period in 2013. Included in the 2013 first nine months earnings was $2.8 million in expenses related to the merger with Somerset Hills Bancorp. Exclusive of these expenses, fully diluted earnings per share for the first nine months of 2013 was $0.61 per common share, a 9% increase over the fully diluted earnings per share for the same period last year.

•	Non-performing assets declined for the eighth consecutive quarter. Non-performing assets have declined $9.9 million, or 35%, from $28.5 million reported at year end.

•	As a result of improving loan quality, the provision for loan and lease losses was reduced from $3.4 million in the third quarter of 2012 to $1.9 million in the third quarter of 2013.

•

The Company’s net interest margin has been stable for the last four quarters. In the third quarter of 2013 net interest margin was 3.68%, which equaled the net interest margin for the second quarter of 2013 and was two basis points higher than the third quarter of 2012.

•

The Somerset Hills acquisition, which was consummated on May 31, 2013, added six full service branches, $355.9 million in total assets, $10.4 million in investment securities, $246.4 million in loans (including $2.5 million in residential mortgages held for sale), and $311.8 million in deposits ($80.8 million in non-interest bearing demand deposits and $231.0 million in interest-bearing deposits) at fair value. For more information on the Somerset Hills acquisition, please see Note 14 – Acquisitions in this Quarterly Report on Form 10-Q.

•

During the first nine months of 2013, the Company acquired and extinguished $9.0 million of Lakeland Bancorp Capital Trust I debentures and recorded a $1.2 million pre-tax gain on extinguishment of debt.

Results of Operations

(Third Quarter 2013 Compared to Third Quarter 2012)

Net Income

Net income was $6.6 million in the third quarter of 2013 compared to net income of $5.5 million for the third quarter of 2012. Diluted earnings per share was $0.18 for the third quarter of 2013, compared to diluted earnings per share of $0.20 for the same period last year. Net interest income for the third quarter of 2013 increased $3.8 million compared to the third quarter of 2012 due to a $2.4 million increase in interest income and a $1.5 million reduction in interest expense.

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

Net interest income on a tax equivalent basis for the third quarter of 2013 was $27.7 million, compared to $23.9 million for the third quarter of 2012. The net interest margin increased from 3.66% in the third quarter of 2012 to 3.68% in the third quarter of 2013 primarily as a result of a 32 basis point decrease in the yield on interest bearing liabilities partially offset by a 25 basis point decline in the yield on interest earning assets. The net interest margin would have been 3.76% and 3.74% for the third quarter of 2013 and 2012, respectively, had the Company’s non-performing loans performed in accordance with their terms. The increase in the net interest margin was augmented by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $143.2 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended, September 30, 2013			For the Three Months Ended, September 30, 2012
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,435,658	$27,350	4.45%	$2,062,928	$24,929	4.81%
Taxable investment securities and other	430,369	2,017	1.87%	433,233	2,121	1.96%
Tax-exempt securities	75,894	709	3.74%	68,629	658	3.84%
Federal funds sold (B)	45,487	27	0.24%	33,271	17	0.20%

Total interest-earning assets	2,987,408	30,103	4.00%	2,598,061	27,725	4.25%

Noninterest-earning assets:
Allowance for loan and lease losses	(30,039)			(28,515)
Other assets	286,628			258,339

TOTAL ASSETS	$3,243,997			$2,827,885

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$374,141	$51	0.05%	$350,135	$92	0.11%
Interest-bearing transaction accounts	1,403,227	955	0.27%	1,169,953	1,168	0.40%
Time deposits	322,371	512	0.64%	324,355	766	0.94%
Borrowings	165,261	850	2.06%	234,204	1,814	3.10%

Total interest-bearing liabilities	2,265,000	2,368	0.42%	2,078,647	3,840	0.74%

Noninterest-bearing liabilities:
Demand deposits	620,499			477,311
Other liabilities	15,016			14,370
Stockholders’ equity	343,482			257,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,243,997			$2,827,885

Net interest income/spread		27,735	3.58%		23,885	3.51%
Tax equivalent basis adjustment		248			230

NET INTEREST INCOME		$27,487			$23,655

Net interest margin (C)			3.68%			3.66%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $27.7 million in the third quarter of 2012 to $30.1 million in the third quarter of 2013, an increase of $2.4 million, or 9%. The increase in interest income was primarily due to a $372.7 million increase in average loans and leases partially offset by a decrease in the yield on interest earning assets. The increase in average loans and leases is due primarily to the acquisition of Somerset Hills’ loans and leases which totaled $243.9 million at the time of acquisition. The yield on average loans and leases at 4.45% in the third quarter of 2013 was 36 basis points lower than the third quarter of 2012. The yield on average taxable and tax exempt investment securities decreased by 9 basis points and 10 basis points, respectively, compared to the third quarter of 2012.

Total interest expense decreased from $3.8 million in the third quarter of 2012 to $2.4 million in the third quarter of 2013, a decrease of $1.5 million, or 38%. The cost of average interest-bearing liabilities decreased from 0.74% in the third quarter of 2012 to 0.42% in 2013. The decrease in yield was due primarily to a 104 basis point reduction in the cost of borrowings, a $68.9 million reduction in higher yielding average borrowings and the continuing low rate environment. In the fourth quarter of 2012, the Company redeemed a $25.8 million subordinated debenture that was paying 7.535%. In the second quarter of 2013, the Company acquired and extinguished $9 million in subordinated debentures that were paying LIBOR plus 310 basis points. From the third quarter of 2012 to the third quarter of 2013, average savings accounts and interest-bearing transaction accounts increased by $24.0 million and $233.3 million, respectively. Average rates paid on interest-bearing liabilities declined in all categories.

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

In the third quarter of 2013, a $1.9 million provision for loan and lease losses was recorded, which was $1.5 million lower than the provision for the same period last year. During the third quarter of 2013, the Company charged off loans and leases of $2.8 million and recovered $1.1 million in previously charged off loans and leases compared to $3.4 million and $180,000, respectively, during the same period in 2012. The lower provision resulted from a decline in non-performing assets and from lower net charge-offs during the quarter. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $4.6 million in the third quarter of 2013 was equivalent to the third quarter of 2012. Income on bank owned life insurance at $383,000 in the third quarter increased $26,000 or 7% compared to the same period in 2012 primarily resulting from the addition of policies acquired in the Somerset Hills merger. Other income totaling $285,000 in the third quarter of 2013 was $79,000 lower than the same period in 2012, primarily due to a reduction in gains on leasing related assets.

Noninterest Expense

Noninterest expense totaling $20.4 million increased $3.4 million in the third quarter of 2013 from the third quarter of 2012. In the third quarter of 2013 noninterest expense included $744,000 in merger related expenses. Salary and employee benefits at $11.0 million increased by $1.4 million, or 15%, primarily as a result of increased staffing levels from the six new Somerset Hills’ branches, as well as the retention of some administrative personnel from the Somerset Hills acquisition. Net occupancy expense at $2.1 million in the third quarter of 2013 increased $253,000 from the same period last year, due primarily to expenses relating to the six new branch locations acquired in the Somerset Hills acquisition and a new branch opening in the fourth quarter of 2012. Furniture and equipment at $1.6 million increased $377,000 from the same period last year due primarily to the new branches previously mentioned and increased service contract expenses. Stationary, supplies and postage at $348,000 decreased $40,000 compared to the third quarter of 2012 due primarily to the opening of a new branch and the new operations and training center in the third quarter of 2012 as well as general declines in postage resulting from greater usage of electronic delivery. FDIC insurance expense at $436,000 in the third quarter of 2013 decreased $83,000 compared to the same period last year due primarily to improved assessment rates resulting from a reduction in nonperforming assets. Legal expense at $406,000 increased $271,000 compared to the same period last year. In the third quarter of 2012 the Company recovered $150,000 in previously expensed legal fees. Other expenses at $3.0 million increased $371,000 compared to the third quarter of 2012, due primarily to an increase in data processing expenses reflecting technological improvements, an increase in telecommunications expense and Somerset Hills costs. The Company’s efficiency ratio, a non-GAAP financial measure, was 59.98% in the third quarter of 2013, compared to 58.91% for the same period last year. The increase was primarily due to an increase in noninterest expense partially offset by an increase in revenue. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
	2013	2012
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$20,407	$16,968
Less:
Amortization of core deposit intangibles	(123)	—
Other real estate owned and other repossessed asset expense	2	(13)
Merger related expenses	(744)	—
Provision for unfunded lending commitments	(121)	(150)

Noninterest expense, as adjusted	$19,421	$16,805

Net interest income	$27,487	$23,655
Noninterest income	4,645	4,640

Total revenue	32,132	28,295
Plus: Tax-equivalent adjustment on municipal securities	248	230
Less:
Gains on debt extinguishment	—	—
Gains on sales of investment securities	—	—

Total revenue, as adjusted	$32,380	$28,525

Efficiency ratio	59.98%	58.91%

Income Tax Expense

The effective tax rate increased from 31.2% in the third quarter of 2012 to 32.8% in the third quarter of 2013 primarily as a result of increased earnings and because of a reduction of tax advantaged items as a percent of pre-tax income.

(Year to Date 2013 Compared to Year to Date 2012)

Net Income

Net income for the first nine months of 2013 was $17.6 million, compared to net income of $15.9 million for the same period in 2012. The Company recorded a $1.2 million gain on debt extinguishment in the first nine months of 2013 as well as $2.8 million in merger related expenses. Net income available to common stockholders was $17.6 million compared to $15.3 million for the first nine months of 2012. Because the Company repaid its remaining preferred stock to the U.S. Department of the Treasury under the CPP in the first nine months of 2012, the Company had no dividends or accretion on preferred stock in the first nine months of 2013 compared to $620,000 for the same period last year. Diluted earnings per share was $0.54 for the first nine months of 2013 compared to $0.56 in the first nine months of 2012. Net interest income at $76.6 million for the first nine months of 2013 increased $5.2 million compared to the same period in 2012 due primarily to a reduction in interest expense.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2013 was $77.3 million compared to $72.1 million for the first nine months of 2012. The net interest margin decreased from 3.70% in the first nine months of 2012 to 3.69% in the first nine months of 2013 primarily as a result of a decline in yield on average interest earning assets. The net interest margin would have been 3.77% and 3.82% for the first nine months of 2013 and 2012, respectively, had the Company’s non-performing loans performed in accordance with their terms. The decline in net interest margin resulting from a 29 basis point decline in the yield on interest-earning assets was offset by a 33 basis point reduction in the cost of interest-bearing liabilities. The decline in the net interest margin resulting from a decline in rates was mitigated by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $88.9 million. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the Nine Months Ended, September 30, 2013			For the Nine Months Ended, September 30, 2012
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$2,279,972	$77,122	4.52%	$2,063,609	$75,659	4.90%
Taxable investment securities and other	410,508	5,544	1.80%	438,418	6,668	2.03%
Tax-exempt securities	73,638	2,048	3.71%	69,836	2,109	4.03%
Federal funds sold (B)	35,578	57	0.21%	27,300	29	0.14%

Total interest-earning assets	2,799,696	84,771	4.05%	2,599,163	84,465	4.34%

Noninterest-earning assets:
Allowance for loan and lease losses	(30,004)			(29,077)
Other assets	269,474			248,240

TOTAL ASSETS	$3,039,166			$2,818,326

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$367,245	$171	0.06%	$346,829	$274	0.11%
Interest-bearing transaction accounts	1,305,173	2,902	0.30%	1,149,501	3,683	0.43%
Time deposits	311,994	1,667	0.71%	335,947	2,464	0.98%
Borrowings	174,025	2,745	2.10%	254,394	5,957	3.12%

Total interest-bearing liabilities	2,158,437	7,485	0.46%	2,086,671	12,378	0.79%

Noninterest-bearing liabilities:
Demand deposits	555,663			466,747
Other liabilities	14,434			13,723
Stockholders’ equity	310,632			251,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,039,166			$2,818,326

Net interest income/spread		77,286	3.58%		72,087	3.55%
Tax equivalent basis adjustment		717			738

NET INTEREST INCOME		$76,569			$71,349

Net interest margin (C)			3.69%			3.70%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $84.5 million in the first nine months of 2012 to $84.8 million in the first nine months of 2013 primarily due to the same reasons discussed in the quarterly comparison. The yield on average loans and leases at 4.52% in the first nine months of 2013 was 38 basis points lower than the first nine months of 2012. The yield on average taxable and tax exempt investment securities decreased by 23 basis points and 32 basis points, respectively, compared to the first nine months of 2012. Average loans and leases at $2.28 billion increased $216.4 million from the first nine months of 2012, while average investment securities at $484.1 million decreased $24.1 million.

Total interest expense decreased from $12.4 million in the first nine months of 2012 to $7.5 million in the first nine months of 2013, a decrease of $4.9 million, or 40%. The cost of average interest-bearing liabilities decreased from 0.79% in the first nine months of 2012 to 0.46% in 2013. The decrease in yield was due primarily to a 102 basis point reduction in the cost of borrowings, an $80.4 million reduction in higher yielding borrowings, a $24.0 million reduction in higher yielding time deposits and the continuing low rate environment. From the first nine months of 2012 to the first nine months of 2013, average savings accounts and interest-bearing transaction accounts increased by $20.4 million and $155.7 million, respectively. Average rates paid on interest-bearing liabilities declined in all categories.

Provision for Loan and Lease Losses

In the first nine months of 2013, a $7.7 million provision for loan and lease losses was recorded, which was $4.1 million lower than the provision for the same period last year. During the first nine months of 2013, the Company charged off loans and leases of $8.3 million and recovered $1.5 million in previously charged off loans and leases compared to $12.7 million and $1.2 million, respectively, during the same period in 2012. The lower provision resulted from a decline in non-performing assets and from lower charge-offs during the first nine months of 2013. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income increased $2.0 million, or 15%, to $15.5 million in the first nine months of 2013 compared to the first nine months of 2012. In the first nine months of 2013 the Company recorded a $1.2 million pre-tax gain on the purchase and early extinguishment of $9.0 million of Lakeland Bancorp Capital Trust I debentures. Gains on sales of investment securities was $506,000 during the first nine months of 2013 compared to $273,000 during the same period in 2012. Other income totaling $1.2 million in the first nine months of 2013 was $358,000 higher than the same period in 2012 primarily due to an increase in gains on sales of residential mortgage loans and loan swap transactions.

Noninterest Expense

Noninterest expense totaling $58.0 million increased $8.3 million in the first nine months of 2013 from the first nine months of 2012. In the first nine months of 2013 noninterest expense included $526,000 in long term debt prepayment fees and $2.8 million in merger related expenses. Salary and employee benefits at $31.1 million increased by $2.5 million, or 9%, primarily due to normal salary increases and the same reasons discussed in the quarterly analysis. Net occupancy expense at $5.9 million and furniture and equipment at $4.5 million in the first nine months of 2013 increased $790,000 and $1.1 million, respectively, from the same period last year due primarily to the same reasons discussed in the quarterly analysis. Marketing expense totaling $1.4 million decreased $208,000 compared to the first nine months of 2012 primarily due to a reduction in advertising and the timing of marketing campaigns. Legal expense at $934,000 increased $54,000 due to the same reason discussed in the quarterly comparison. Other real estate and repossessed asset expense at $15,000 decreased $74,000 primarily due to the reduction in nonperforming assets. Other expenses at $8.0 million in the first nine months of 2013 increased $751,000 compared to the same period in 2012 primarily due to the same reasons discussed in the quarterly comparison. The Company’s efficiency ratio, a non-GAAP financial measure, was 59.85% in the first nine months of 2013, compared to 57.93% for the same period last year due primarily to an increase in noninterest expenses partially offset by an increase in revenue. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$58,027	$49,713
Less:
Amortization of core deposit intangibles	(164)	—
Other real estate owned and other repossessed asset expense	(15)	(89)
Long term debt prepayment fee	(526)	—
Merger related expenses	(2,827)	—
Provision for unfunded lending commitments	8	(217)

Noninterest expense, as adjusted	$54,503	$49,407

Net interest income	$76,569	$71,349
Noninterest income	15,489	13,468

Total revenue	92,058	84,817
Plus: Tax-equivalent adjustment on municipal securities	717	738
Less:
Gains on debt extinguishment	(1,197)	—
Gains on sales of investment securities	(506)	(273)

Total revenue, as adjusted	$91,072	$85,282

Efficiency ratio	59.85%	57.93%

Income Tax Expense

The effective tax rate increased from 31.8% in the first nine months of 2012 to 33.2% in the first nine months of 2013 for the same reasons discussed above in the quarterly comparison.

Financial Condition

The Company’s total assets increased $380.6 million from $2.92 billion at December 31, 2012, to $3.30 billion at September 30, 2013. This includes Somerset Hills’ assets which were $355.9 million at the time of acquisition. Total loans were $2.43 billion, an increase of $281.5 million from $2.15 billion at December 31, 2012. Somerset Hills’ loans totaled $243.9 million at the time of acquisition. Total deposits were $2.71 billion, an increase of $337.5 million from December 31, 2012. Somerset Hills’ deposits totaled $311.8 million at the time of acquisition.

Loans and Leases

Gross loans and leases at $2.43 billion increased by $281.5 million from December 31, 2012. This includes Somerset Hills’ loans which totaled $243.9 million at the time of acquisition. Excluding Somerset Hills’ loans, total loans have increased 2% from December 31, 2012 primarily in the commercial loans secured by real estate category. Excluding the impact of the Somerset Hills’ loans of $144.6 million, commercial loans secured by real estate increased $78.5 million or 7% from December 31, 2012 to September 30, 2013. Leases also increased $11.1 million or 41.3% resulting from increased demand for equipment financing and from broadening our market area. Excluding the impact of the Somerset Hills’ loans of $22.0 million, commercial, industrial and other decreased $23.3 million or 11% resulting from large payoffs and reduced demand in a competitive lending market. Real Estate-Residential mortgages declined $24.7 million or 6% excluding the impact of Somerset Hills’ residential mortgages of $39.3 million. The decline in residential mortgages resulted from an increase in long-term rates which occurred in the middle of 2013 causing the level of refinances to decline. The Company is also selling a larger percentage of its residential mortgage originations than it has in past years. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets decreased from $28.5 million, or 0.98% of total assets, on December 31, 2012 to $18.7 million, or 0.57% of total assets, on September 30, 2013. Non-performing assets decreased in all categories. The largest declines in non-performing loans were in commercial loans secured by real estate, real estate construction loans and residential mortgages which declined by $3.9 million, $3.1 million and $2.7 million, respectively. Commercial loan non-accruals at September 30, 2013 included two loan relationships with balances $1.0 million or over, totaling $2.0 million, and two loan relationships between $500,000 and $1.0 million, totaling $1.1 million.

There were $2.5 million in loans and leases past due ninety days or more and still accruing at September 30, 2013 compared to $1.4 million at December 31, 2012. Loans and leases past due 90 days or more and still accruing are those loans and leases that are considered both well-secured and in process of collection.

On September 30, 2013, the Company had $11.0 million in loans that were troubled debt restructurings and still accruing interest income compared to $7.3 million on December 31, 2012. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On September 30, 2013, the Company had $26.1 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $31.5 million at year-end 2012. For more information on impaired loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for the remaining loans and leases. Based on such evaluation, $1.4 million has been allocated as a portion of the allowance for loan and lease losses for impairment at September 30, 2013. At September 30, 2013, the Company also had $61.1 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $42.7 million at December 31, 2012.

There were no loans and leases at September 30, 2013, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Year Ended December 31, 2012
Balance of the allowance at the beginning of the year	$28,931	$28,416	$28,416

Loans and leases charged off:
Commercial, secured by real estate	1,192	5,648	7,287
Commercial, industrial and other	1,103	841	949
Leases	206	694	999
Real estate—mortgage	903	1,436	1,822
Real estate-construction	3,652	2,402	2,888
Home equity and consumer	1,252	1,705	2,074

Total loans charged off	8,308	12,726	16,019

Recoveries:
Commercial, secured by real estate	955	106	280
Commercial, industrial and other	139	355	428
Leases	119	463	504
Real estate—mortgage	97	10	66
Real estate-construction	12	36	43
Home equity and consumer	156	226	306

Total Recoveries	1,478	1,196	1,627

Net charge-offs:	6,830	11,530	14,392
Provision for loan and lease losses	7,656	11,783	14,907

Ending balance	$29,757	$28,669	$28,931

Ratio of annualized net charge-offs to average loans and leases outstanding	0.40%	0.74%	0.69%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.23%	1.39%	1.35%

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

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired commercial loans under $500,000, leases, 1 – 4 family residential mortgages and consumer loans.

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

The overall balance of the allowance for loan losses increased $826,000 to $29.8 million at September 30, 2013 compared to December 31, 2012 reflecting an increase in the commercial real estate portfolio. The allowance for loan and lease losses in the other segments declined or remained substantially the same as prior periods resulting from a decline in loans outstanding combined with a decline in non-performing loans.

Non-performing loans and leases decreased from $28.0 million on December 31, 2012 to $16.5 million on September 30, 2013. The allowance for loan and lease losses as a percent of total loans was 1.23% of total loans on September 30, 2013, compared to 1.35% as of December 31, 2012. The decline in the allowance for loan and lease losses as a percent of total loans results from the $243.9 million increase in loans resulting from the Somerset Hills acquisition, which is accounted for under acquisition accounting. Excluding the Somerset Hills loans, the allowance as a percent of total loans would be 1.36%. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans and leases are adequate. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2013. The preceding statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities increased from $490.6 million on December 31, 2012 to $515.3 million on September 30, 2013, an increase of $24.6 million, or 5%.

Deposits

Total deposits increased from $2.37 billion on December 31, 2012 to $2.71 billion on September 30, 2013, an increase of $337.5 million, or 14%. Somerset Hills’ deposits totaled $311.8 million at the time of acquisition. Noninterest bearing deposits increased $125.5 million, or 25%, to $623.6 million. Excluding $80.8 million in Somerset Hills’ demand deposits, noninterest bearing demand deposits have increased by $44.7 million, or 9%, from year-end 2012. Savings and interest-bearing transaction accounts and time deposits increased $201.2 million and $10.8 million, respectively. At the time of acquisition Somerset Hills had savings and interest-bearing transaction accounts and time deposits of $199.1 million and $31.7 million, respectively.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $40.3 million for the first nine months of 2013 compared to $37.5 million for the same period in 2012.

•

Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2013, Lakeland’s deposits increased $25.7 million excluding the impact of Somerset Hills’ deposits.

•

Sales of securities and overnight funds. At September 30, 2013, the Company had $418.6 million in securities designated “available for sale.” Of these securities, $286.9 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on September 30, 2013. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $72.0 million at September 30, 2013. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2013.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2013 follows.

Cash and cash equivalents totaling $145.3 million on September 30, 2013, increased $37.7 million from December 31, 2012. Operating activities provided $40.3 million in net cash. Investing activities provided $1.1 million in net cash, primarily reflecting net cash acquired in the acquisition of Somerset Hills offset by an increase in loans and leases and investment securities. Financing activities used $3.7 million in net cash primarily reflecting repayments of $10.0 million in other borrowings, an early extinguishment of subordinated debentures and the payment of dividends partially offset by a net increase of $25.7 million in deposits. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2013. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals on noncancellable operating leases	$20,510	$2,543	$4,409	$2,966	$10,592
Benefit plan commitments	5,580	209	384	579	4,408
Remaining contractual maturities of time deposits	314,593	237,189	57,851	18,693	860
Subordinated debentures	42,548	—	—	—	42,548
Loan commitments	535,454	431,997	60,964	994	41,499
Other borrowings	75,000	—	10,000	45,000	20,000
Interest on other borrowings*	32,500	3,264	6,533	4,677	18,026
Standby letters of credit	9,476	7,882	1,514	—	80

Total	$1,035,661	$683,084	$141,655	$72,909	$138,013

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.81%.

Capital Resources

Total stockholders’ equity increased from $280.9 million on December 31, 2012 to $347.5 million on September 30, 2013, an increase of $66.7 million, or 24%. Book value per common share increased to $9.70 on September 30, 2013 from $9.45 on December 31, 2012. The increase in stockholders’ equity from December 31, 2012 to September 30, 2013 was primarily due to stock issued of $57.4 million for the acquisition of Somerset Hills and $17.6 million in net income, partially offset by other comprehensive loss on the Company’s available for sale securities portfolio of $5.8 million and the payment of dividends on common stock of $5.8 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of September 30, 2013, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at September 30, 2013 are as follows:

	Tier 1 Capital to Total Average Assets Ratio September 30, 2013	Tier 1 Capital to Risk-Weighted Assets Ratio September 30, 2013	Total Capital to Risk-Weighted Assets Ratio September 30, 2013
Capital Ratios:
The Company	8.84%	11.64%	12.89%
Lakeland Bank	8.37%	11.03%	12.28%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule through January 1, 2019. Management is currently evaluating the provisions of the final rules and their expected impact on the Company.

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

(dollars in thousands, except per share amounts)	September 30, 2013	December 31, 2012
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period—GAAP	$347,525	$280,867
Less:
Goodwill	110,381	87,111
Other identifiable intangible assets, net	2,548	—

Total tangible common stockholders’ equity at end of period—Non— GAAP	$234,596	$193,756

Shares outstanding at end of period (1)	35,823	29,726

Book value per share—GAAP (1)	$9.70	$9.45

Tangible book value per share—Non-GAAP (1)	$6.55	$6.52

(1)	Adjusted for 5% stock dividend paid on April 16, 2012 to shareholders of record as of March 30, 2012.

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period—Non— GAAP	$234,596	$193,756

Total assets at end of period	$3,299,300	$2,918,703
Less:
Goodwill	110,381	87,111
Other identifiable intangible assets, net	2,548	—

Total tangible assets at end of period—Non-GAAP	$3,186,371	$2,831,592

Common equity to assets—GAAP	10.53%	9.62%

Tangible common equity to tangible assets—Non-GAAP	7.36%	6.84%

	For the three months ended,		For the nine months ended,
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Calculation of return on average tangible common equity
Net income—GAAP	$6,617	$5,489	$17,628	$15,913

Total average common stockholders’ equity	$343,482	$257,557	$310,632	$248,622
Less:
Average goodwill	110,381	87,111	97,510	87,111
Average other identifiable intangible assets, net	2,624	—	1,182	—

Total average tangible common stockholders’ equity—Non-GAAP	$230,477	$170,446	$211,940	$161,511

Return on average common stockholders’ equity—GAAP	7.64%	8.48%	7.59%	8.55%

Return on average tangible common stockholders’ equity—Non-GAAP	11.39%	12.81%	11.12%	13.16%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $109.2 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
September 30, 2013	-2.8%	-2.0%
December 31, 2012	-4.9%	-2.2%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy Limit	-20.0%	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%
September 30, 2013	-5.2%	-4.0%	-2.6%	-1.2%	-4.7%	-5.9%	-6.7%	-6.7%
December 31, 2012	-8.7%	-6.4%	-4.2%	-2.1%	-4.1%	-4.6%	-4.6%	-4.6%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2013 (the base case) was $456.6 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-35.0%	-25.0%			-25.0%	-35.0%
September 30, 2013	-16.5%	-10.3%	-4.5%	0.1%	-4.0%	-8.6%
December 31, 2012	-14.6%	-7.4%	-2.3%	-5.1%	-8.9%	-7.8%

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 27, 2013, the plaintiff filed an Amended Complaint, alleging, among other things, inadequate disclosure in the definitive joint proxy statement and prospectus (the “Proxy Statement”) that has been mailed to the respective shareholders of the Company and Somerset Hills. On April 26, 2013, the defendants entered into a Memorandum of Understanding with the lead plaintiff regarding settlement of the action. As part of the settlement, the Registrant agreed to make certain additional disclosures, which are contained in a Current Report on Form 8-K filed on April 29, 2013. The Memorandum of Understanding contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including the consummation of the merger and court approval following notice. The parties did, in fact, enter into a stipulation of settlement, and a hearing is scheduled for January 10, 2014 at which time the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all of the claims that were or could have been brought in the action being settled, including all claims relating to the merger, the merger agreement and any disclosures made in connection therewith. The Court will also need to approve the conditional certification of the class of plaintiffs at such hearing. In addition, in connection with the settlement, the parties contemplate that the lead plaintiff’s counsel will petition the Court for an award of attorneys’ fees and expenses to be paid by the Company and/or Somerset Hills. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such a stipulation. In the event that neither of these occurs, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated. The settlement did not affect the timing of consummation of the merger or the amount or nature of the merger consideration to be paid to the shareholders of Somerset Hills in the merger.

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

Our mortgage banking operations expose us to risks that are different from community banking.

The bank’s mortgage banking operations expose us to risks that are different from our retail banking operations. Our mortgage banking operations are dependent upon the level of demand for residential mortgages. During higher and rising interest rate environments, the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues that may not exceed our fixed costs to run the business. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, the bank may be required to charge such shortfall to earnings.

In addition, the “ability to repay” and ”Qualified Mortgage” rules promulgated as required by the Dodd-Frank Act, effective January 10, 2014, may expose the Company and Sullivan Financial Services, Inc. to greater losses, and litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the rules were satisfied when originating the loans.

Except for the above risk factor, there have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Mine Safety Disclosures	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits

10.1	Third Amendatory Agreement to Change of Control Agreement dated October 31, 2013 among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte.

10.2	Change of Control Agreement dated October 31, 2013 among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson.

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: November 8, 2013