Form 10-K
period 2013-12-31
LAKELAND BANCORP INC
filed 2014-04-28
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-17820

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (973) 697-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $342,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2014, was 36,100,437.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

LAKELAND BANCORP, INC.

Form 10-K Index

-i-

PART I

ITEM 1—Business.

GENERAL

Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank” or “Lakeland Bank”). Through Lakeland, the Company currently operates 52 banking offices, located in Bergen, Essex, Morris, Passaic, Somerset, Sussex, Union and Warren counties in New Jersey. Lakeland offers a full range of lending services, including commercial loans and leases, real estate and consumer loans to small and medium-sized businesses, professionals and individuals located in its markets.

The Company has shown substantial growth through a combination of organic growth and acquisitions. Since 1998, Lakeland has opened 27 new branch offices (including acquired branches). The Company has acquired five community banks with an aggregate asset total of approximately $1.1 billion at the date of acquisition, including the acquisition of Somerset Hills Bank and its parent, Somerset Hills Bancorp (“Somerset Hills”), which closed on May 31, 2013. All of the acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company.

At the time of acquisition, Somerset Hills had $356.1 million in total assets, $10.4 million in investment securities, $246.5 million in loans (including $2.5 million in mortgages held for sale), and $311.8 million in deposits ($80.8 million in non-interest bearing demand deposits and $231.0 million in interest-bearing deposits) at fair value. Goodwill amounted to $22.9 million and Core Deposit Intangibles were $2.7 million. Merger related costs totaled $2.8 million in 2013.

At December 31, 2013, Lakeland Bancorp had total consolidated assets of $3.3 billion, total consolidated deposits of $2.7 billion, total consolidated loans, net of the allowance for loan and lease losses, of $2.4 billion and total consolidated stockholders’ equity of $351.4 million.

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

Commercial Bank Services

Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals, small to medium sized businesses and municipalities located primarily in northern and central New Jersey. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, interest rate swaps, inventory and accounts receivable financing, real estate construction loans, mortgage loans and merchant credit card services. In addition to commercial real estate loans, Lakeland makes commercial and industrial loans, which are not always secured by real estate. Lakeland’s Equipment Finance Division provides a solution to small and medium sized companies who prefer to finance equipment over other financial alternatives. Lakeland’s Asset Based Loan Department provides commercial borrowers with another lending alternative.

Depository products include demand deposits, as well as savings, money market and time accounts. The Company also offers wire transfer, internet banking, mobile banking and night depository services to the business community and municipal relationships. In addition, Lakeland offers cash management services, such as remote capture of deposits and overnight sweep repurchase agreements.

Consumer Banking

Lakeland also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, internet banking, mobile banking, secured and unsecured loans, consumer installment loans, home equity loans, mortgage loans, and safe deposit services. Lakeland also provides wealth management services.

As a result of the merger with Somerset Hills, Lakeland acquired a mortgage company subsidiary, which originates and sells residential mortgage loans, and a 50% interest in a title insurance company.

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

Lakeland also competes with credit unions, brokerage firms, insurance companies, money market mutual funds, consumer finance companies, mortgage companies and other financial companies, some of which are not subject to the same degree of regulation and restrictions as Lakeland in attracting deposits and making loans. Interest rates on deposit accounts, convenience of facilities, products and services, and marketing are all significant factors in the competition for deposits. Competition for loans comes from other commercial banks, savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms and other institutional lenders. Lakeland primarily competes for loan originations through its structuring of loan transactions and the overall quality of service it provides. Competition is affected by the availability of lendable funds, general and local economic conditions, market interest rates, and other factors that are not readily predictable.

The Company expects that the level of competition will continue in the future.

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.

Employees

At December 31, 2013, the Company had 550 full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

The SOA includes very specific additional disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

Effect of Government Monetary Policies

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through the Board’s power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate of borrowings of banks and the reserve requirements against bank deposits. The policies of the Federal Reserve Board, such as its bond-buying program referred to as quantitative easing, and the tapering of such program, affects interest rates. It is not possible to predict the nature and impact of future changes in monetary fiscal policies.

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

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and Lakeland may pay. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), banking institutions which are deemed to be “undercapitalized” will, in most instances, be prohibited from paying dividends. See “FDICIA.” See also “New Capital Rules.”

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk-based capital guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under current guidelines, all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2013, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 11.73% and 12.98%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average quarterly assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 8.90% at December 31, 2013.

See “FDICIA” and “New Capital Rules.”

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least

4% and a Tier 1 leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2013, Lakeland met all regulatory requirements for classification as well capitalized under the current regulatory framework.

See “New Capital Rules” below.

Additional Regulation of Capital

The current federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply. Actions of the Committee have no direct effect on banks in participating countries. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

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

The Dodd-Frank Act includes certain provisions, often referred to as the “Collins Amendment,” concerning the capital requirements of the United States banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as Lakeland Bancorp, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators were required to develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations. The banking regulators were also required to seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. See “The Dodd-Frank Act” and “New Capital Rules.”

New Capital Rules

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” In July 2013, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted final rules (the “New Rules”), which implement certain provisions of Basel III and the Dodd-Frank Act. The New Rules replace the general risk-based capital rules of the various banking agencies with a single, integrated regulatory capital framework. The New Rules require higher capital cushions and more stringent criteria for what qualifies as regulatory capital.

For bank holding companies and banks like Lakeland Bancorp and Lakeland Bank, January 1, 2015 is the start date for compliance with the revised minimum regulatory capital ratios and for determining risk-weighted assets under what the New Rules call a “standardized approach.” As of January 1, 2015, Lakeland Bancorp and Lakeland Bank will be required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

•	Common Equity Tier 1 Capital Ratio of 4.5% (this is a new concept and requirement, and is referred to as the “CET1”);

•	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and

•	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

In addition, Lakeland Bancorp and Lakeland Bank will be subject to a leverage ratio of 4% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).

The New Rules also require a “capital conservation buffer.” When fully phased in on January 1 2019, Lakeland Bancorp and Lakeland Bank will be required to maintain a 2.5% capital conservation buffer, which is composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, resulting in the following minimum capital ratios:

•	CET1 of 7%;

•	Tier 1 Capital Ratio of 8.5%; and

•	Total Capital Ratio of 10.5%.

The purpose of the capital conservation buffer is to absorb losses during periods of economic stress. Banking institutions with a CET1, Tier 1 Capital Ratio and Total Capital Ratio above the minimum set forth above but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level, and increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019.

The New Rules also adopted a “countercyclical capital buffer,” which is not applicable to Lakeland Bancorp or Lakeland Bank. That buffer is applicable only to “advanced approaches banking organizations,” which generally are those with consolidated total assets of at least $250 billion.

The New Rules provide for several deductions from and adjustments to CET1, which will be phased in between January 1, 2015 and January 1 2018. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities must be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the New Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, banking organizations such as Lakeland Bancorp and Lakeland Bank may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015.

While the New Rules generally require the phase-out of non-qualifying capital instruments such as trust preferred securities and cumulative perpetual preferred stock, holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as Lakeland Bancorp, may permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital, respectively, until they redeem such instruments or until the instruments mature.

The New Rules prescribe a standardized approach for calculating risk-weighted assets that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the New Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Consistent with the Dodd-Frank Act, the New Rules adopt alternatives to credit ratings for calculating the risk-weighting for certain assets.

With respect to Lakeland Bank, the New Rules revise the “prompt corrective action” regulations under Section 38 of the Federal Deposit Insurance Act by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (as compared to the current required leverage ratio of 3% or 4%). The New Rules do not change the total risk-based capital requirement for any “prompt corrective action” category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the New Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

The Company believes that as of December 31, 2013, Lakeland Bancorp and Lakeland Bank would meet all capital requirements under the New Rules on a fully phase-in basis, if such requirements were currently in effect.

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

On November 12, 2009, the FDIC adopted the final rule which required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. On December 30, 2009, the Company remitted an FDIC prepayment in the amount of $18.0 million. An institution’s prepaid assessment was based on the total base assessment rate that the institution paid for the third quarter of 2009, adjusted quarterly by an estimated annual growth rate of 5% through the end of 2012, plus, for 2011 and 2012, an increase in the total base assessment rate on September 30, 2009 by an annualized three basis points. The prepaid assessment in excess of the amounts that were determined to be actually due to the FDIC, totaling $8.4 million, was returned to Lakeland Bank in June 2013.

In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. These new assessment rates began in the second quarter of 2011 and were paid at the end of September 2011. Since the new base is larger than the current base, the FDIC’s rule lowered the total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $2.0 million in total FDIC assessments in 2013 (including the FICO premium described below), compared to $2.2 million in 2012.

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

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of approximately $140,000 in 2013 and expects to pay a premium of approximately $185,000 in 2014.

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

The following is a summary of certain provisions of the Dodd-Frank Act:

•

Minimum Capital Requirements. The Dodd-Frank Act requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. See “New Capital Rules” for a description of new capital requirements adopted by U.S. federal banking regulators in 2013 and the treatment of trust preferred securities under such rules.

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

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. The Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

•	De Novo Banking. The Dodd-Frank Act allows de novo interstate branching by banks.

On December 10, 2013, the federal banking regulatory agencies approved regulations implementing the Volcker Rule. The Volcker Rule implements Section 619 of the Dodd-Frank Act. The Volcker Rule generally prohibits banking entities from engaging in proprietary trading, acquiring or retaining ownership interest in a hedge fund or private equity fund, referred to as covered funds, and sponsoring a hedge fund or private equity fund.

Many aspects of the Dodd-Frank Act still remain subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future. See “New Capital Rules.”

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

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section herein entitled “Business-Supervision and Regulation,” the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Many of the provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to impose additional administrative and regulatory burdens that will obligate us to incur additional expenses and will adversely affect our margins and profitability. For example, the elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank, and the adoption by federal regulators in July 2013 of new capital requirements described under “Business-Supervision and Regulation-New Capital Rules,” could require the Company and the Bank to seek additional sources of capital in the future. More stringent consumer protection regulations could materially and adversely affect our profitability. We will also have a heightened risk of noncompliance with all of the additional regulations. Finally, the impact of some of these new regulations is not known and may affect our ability to compete long-term with larger competitors.

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

As further described above under “Business-Supervision and Regulation-New Capital Rules,” we will be required to meet new capital requirements beginning on January 1, 2015. In addition, beginning in 2016, banks and bank holding companies will be required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. When fully phased in on January 1, 2019, the capital conservation buffer will be 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

The Company’s future growth may require the Company to raise additional capital in the future, but that capital may not be available when it is needed or may be available only at an excessive cost.

The Company is required by regulatory authorities to maintain adequate levels of capital to support its operations. The Company anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future. The Company, however, may at some point choose to raise additional capital to support its continued growth. The Company’s ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Company’s control. Accordingly, the Company may be unable to raise additional capital, if and when needed, on terms acceptable to the Company, or at all. If the Company cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in the Company’s stock price, future issuances of equity securities could result in dilution of existing shareholder interests.

If the recent economic recovery does not continue or the economy deteriorates, our operations and results could be adversely impacted.

While moderate economic growth may have resumed recently in the U.S., the rate of this growth is uncertain. If such growth slows or the U.S. and global economies deteriorate, our business operations, including our ability to originate or sell loans, could be adversely impacted.

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

We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

We are unable to predict actual fluctuations of market interest rates. Rate fluctuations are influenced by many factors, including:

•	inflation or deflation;

•	excess growth or recession;

•	a rise or fall in unemployment;

•	tightening or expansion of the money supply;

•	domestic and international disorder;

•	instability in domestic and foreign financial markets; and

•	policies of the Federal Reserve Board, including a possible tapering of quantitative easing.

Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the difference or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Our net interest spreads are affected by the differences between the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities. While we monitor our “gap position” over various timeframes and scenarios, changes in market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments, cash flows, the market value of our securities portfolio, loan and deposit growth, costs and yields on loans and deposits and our overall profitability.

Declines in value may adversely impact our investment portfolio.

As of December 31, 2013, the Company had approximately $431.1 million and $101.7 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

The Company may incur impairment to goodwill.

We review our goodwill at least annually. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in a competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in an impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations, our capital ratios and our stock price.

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

In addition, as described under “Business-Supervision and Regulation-New Capital Rules,” beginning in 2016, banks and bank holding companies will be required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. When fully phased in on January 1, 2019, the capital conservation buffer will be 2.5%. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all commercial banks, Lakeland maintains an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. If our allowance for loan and lease losses is not adequate to cover actual loan and lease losses, we may be required to significantly increase future provisions for loan and lease losses, which could materially and adversely affect our operating results. Our allowance for loan and lease losses is determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease resolution, the opinions of our regulators, changes in the size and composition of the loan and lease portfolio and other environmental factors. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and the allowance for loan and lease losses. While we believe that our allowance for loan and lease losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan and lease losses or that regulators will not require or encourage us to increase this allowance. Future increases in our allowance for loan and lease losses could materially and adversely affect our earnings and profitability.

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

In addition, the “ability to repay” and “Qualified Mortgage” rules promulgated as required by the Dodd-Frank Act, effective January 10, 2014, may expose the Company and our Sullivan Financial Services, Inc. subsidiary to greater losses, reduced volume and litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the rules were satisfied when originating the loans.

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

The Company’s framework for managing risks may not be effective in mitigating risk and loss to the Company; for example, the Company’s internal control may be ineffective.

One critical component of the Company’s risk management framework is its system of internal controls. Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide reasonable, but not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The occurrence of any failure, breach, or interruption in service involving our systems or those of our service providers could damage our reputation, cause losses, increase our expenses, and result in a loss of customers, an increase in regulatory scrutiny, or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations and the market price of our stock.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients or counterparties. If one or more of such events were to occur, the confidential and other information processed and stored in, and transmitted through, our computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients or counterparties. This could cause us significant reputational damage or result in our experiencing significant losses.

Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We also may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance we maintain. In addition, we routinely transmit and receive personal, confidential and proprietary information by e-mail and other electronic means. We have discussed and worked with our customers, clients and counterparties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of these constituents, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information.

While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communication with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

If we do not successfully integrate any banks that we have acquired or may acquire in the future, the combined company may be adversely affected.

If we make additional acquisitions in the future, we will need to integrate the acquired entities into our existing business and systems. We may experience difficulties in accomplishing this integration or in effectively managing the combined company after any future acquisition. Any actual cost savings or revenue enhancements that we may anticipate from a future acquisition will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond our control, and we cannot assure you that if we make any acquisitions in the future, we will be successful in integrating those businesses into our own.

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

The Company operates 52 banking locations in Bergen, Essex, Morris, Passaic, Somerset, Sussex, Union and Warren counties in New Jersey. The following chart provides information about the Company’s leased banking locations:

Location	Lease Expiration Date
Bristol Glen	October 31, 2014
Caldwell	September 30, 2024
Carlstadt	July 15, 2021
Cedar Crest	August 19, 2016
Hackensack	March 31, 2018
Hampton	September 30, 2019
Little Falls	November 30, 2015
Madison	September 1, 2015
Madison Avenue	April 30, 2017
Mendham	December 31, 2015
Morristown	May 31, 2018
North Haledon	June 30, 2017
Park Ridge	December 31, 2014
Pompton Plains	April 30, 2015
Ringwood	February 28, 2018
Rochelle Park	January 12, 2019
Sparta	August 31, 2032
Summit	September 30, 2014
Sussex/Wantage	June 19, 2017
Vernon	September 30, 2027
Wantage	October 31, 2016
Wayne	May 31, 2028
Wharton	July 31, 2015
Woodland Commons	August 31, 2016
West Caldwell	March 31, 2029

The Company has also entered into a lease for one additional location for loan production purposes in Wyckoff, New Jersey (this lease expires on February 28, 2017).

All other offices of the Company and Lakeland are owned and are unencumbered.

ITEM 3—Legal	Proceedings.

As previously reported, on or about February 15, 2013, the Company was served with a Civil Action Summons and Class Action Complaint, captioned Higgenbottom v. McClure, et al., that was filed in the Superior Court of New Jersey, Chancery Division, Somerset County, Docket No. C-12006-13. The complaint states that the plaintiff is bringing the class action on behalf of the public stockholders of Somerset Hills Bancorp against the Board of Directors of Somerset Hills for their alleged breach of fiduciary duties arising out of the Agreement and Plan of Merger, dated as of January 28, 2013, by and between the Company and Somerset Hills Bancorp. The merger with Somerset Hills closed on May 31, 2013.

The parties negotiated a settlement of the complaint, which was approved by the court by order dated January 30, 2014. No amounts are payable to the class under the settlement. The parties did not agree on the issue of the amount of attorney’s fees to be paid to the plaintiff. In its January 30, 2014 decision, the Court denied without prejudice the application for attorney’s fees, pending a hearing to be scheduled in the near future. Subsequent to the date of the court’s order, the parties agreed to a payment of plaintiff’s attorneys’ fees and costs in the amount of $52,500, which was approved by the court and paid by the insurance carrier.

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

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 56	2008	President and CEO, Lakeland Bancorp, Inc. and Lakeland Bank (April 2, 2008 – Present); President and Chief Credit Officer (May 2007 – April 1, 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 – May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division; Executive Vice President and Senior Loan Officer, Hudson United Bancorp and Hudson United Bank (prior years to February 2006)

Robert A. Vandenbergh Age 62	1999	Regional President – Lakeland Bank (January 29, 2013 – Present) and Senior Executive Vice President and Chief Operating Officer of the Company (October 2008 – Present); Senior Executive Vice President and Chief Operating Officer of Lakeland Bank (October 2008 – January 29, 2013); Senior Executive Vice President and Chief Lending Officer of the Company (December 2006 – October 2008); Executive Vice President and Chief Lending Officer of the Company (October 1999 – December 2006)

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Joseph F. Hurley Age 63	1999	Executive Vice President and Chief Financial Officer of the Company (November 1999 – Present)

Stewart E. McClure Age 63	2013	Regional President – Lakeland Bank (May 31, 2013 – Present); President, Chief Executive Officer and Chief Operating Officer, and a director, of Somerset Hills Bancorp and Somerset Hills Bank (prior years to May 31, 2013)

Jeffrey J. Buonforte Age 62	1999	Executive Vice President and Senior Government Banking/Business Services Officer of the Company (June 2009 – Present); Executive Vice President and Chief Retail Officer of the Company (November 1999 – June 2009)

Louis E. Luddecke Age 67	1999	Executive Vice President and Chief Operations Officer of the Company (October 1999 – Present)

David S. Yanagisawa Age 62	2008	Executive Vice President and Chief Lending Officer of the Company (November 2008 – Present); Senior Vice President, TD Bank, N.A. (February 2006 – November 2008); Hudson United Bank, Senior Vice President (1997 – February 2006)

James R. Noonan Age 62	2003	Executive Vice President and Chief Credit Officer of the Company (December 2003 – Present)

Ronald E. Schwarz Age 58	2009	Executive Vice President and Chief Retail Officer of the Company (June 2009 – Present); Executive Vice President and Market Executive of Sovereign Bank (June 2006 – June 2009); Senior Vice President and Director of Retail Banking of Independence Community Bank (June 1999 – June 2006)

Timothy J. Matteson, Esq. Age 44	2008	Executive Vice President and General Counsel of the Company (March 2012 to Present); Senior Vice President and General Counsel of the Company (September 2008 – March 2012); Assistant General Counsel, Israel Discount Bank (November 2007 – September 2008); Senior Attorney and Senior Vice President, TD Banknorth, N.A. (February 2006 – May 2007); General Counsel and Senior Vice President, Hudson United Bancorp and Hudson United Bank (January 2005 – February 2006)

ITEM 4—MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2013, there were 3,138 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by NASDAQ and dividends declared for the periods presented. All information is adjusted for the Company’s 5% stock dividends distributed on April 16, 2012.

	High	Low	Dividends Declared
Year ended December 31, 2013
First Quarter	$10.36	$9.40	$0.070
Second Quarter	10.43	9.08	0.070
Third Quarter	11.65	10.54	0.070
Fourth Quarter	12.64	11.04	0.075

	High	Low	Dividends Declared
Year ended December 31, 2012
First Quarter	$10.21	$8.33	$0.057
Second Quarter	10.52	8.75	0.060
Third Quarter	10.97	9.09	0.060
Fourth Quarter	10.77	8.45	0.070

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $248.5 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2013.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1—Business—Supervision and Regulation—Dividend Restrictions” and “—New Capital Rules.”

Performance Graph

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks (formerly Morningstar) Regional Northeast Banks Index, which consists of 147 Regional Northeast Banks.

Company/Market/Peer Group	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Lakeland Bancorp, Inc.	100.00	59.07	103.88	87.90	111.79	139.68
NASDAQ Market Index	100.00	145.34	171.70	170.34	200.57	281.14
Zacks Regional Northeast Banks	100.00	95.08	111.83	104.68	138.11	192.05

ITEM 6—Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The following should be read in conjunction with Management’s Discussion and Analysis and Results of Operations and the Company’s consolidated financial statements included in item 7 and 8 of this report. The selective financial data set forth below has been derived from the Company’s audited consolidated financial statements.

	2013	2012	2011	2010	2009
	(in thousands except per share data)
Years Ended December 31
Interest income	$114,199	$110,959	$117,524	$125,649	$133,822
Interest expense	9,657	15,446	20,111	25,895	40,443

Net interest income	104,542	95,513	97,413	99,754	93,379
Provision for loan and lease losses	9,343	14,907	18,816	19,281	51,615
Noninterest income excluding gains on investment securities, other-than-temporary impairment losses and gain on debt extinguishment	18,925	17,856	16,888	17,654	15,952
Gains on sales of investment securities	839	1,049	1,229	1,742	3,845
Other than temporary impairment losses on equity securities	—	—	—	(128)	(940)
Gain on early debt extinguishment	1,197	—	—	—	—
Noninterest expenses	78,741	67,673	68,151	70,405	73,794

Income (loss) before income taxes (benefit)	37,419	31,838	28,563	29,336	(13,173)
Income tax provision (benefit)	12,450	10,096	8,712	10,125	(7,777)

Net income (loss)	24,969	21,742	19,851	19,211	(5,396)
Dividends on preferred stock and accretion	—	620	2,167	3,987	3,194

Net income (loss) available to common shareholders	$24,969	$21,122	$17,684	$15,224	$(8,590)

Per-Share Data(1)
Weighted average shares outstanding:
Basic	33,088	27,619	26,572	26,352	26,099
Diluted	33,240	27,692	26,681	26,384	26,099
Earnings (loss) per share:
Basic	$0.75	$0.76	$0.66	$0.57	($0.33)
Diluted	$0.75	$0.76	$0.66	$0.57	($0.33)
Cash dividend per common share	$0.29	$0.25	$0.23	$0.19	$0.27
Book value per common share	$9.74	$9.45	$8.99	$8.40	$8.05
Tangible book value per common share(2)	$6.63	$6.52	$5.75	$5.10	$4.68

At December 31
Investment securities available for sale and other(6)	$439,044	$399,092	$471,944	$487,107	$375,530
Investment securities held to maturity	101,744	96,925	71,700	66,573	81,821
Loans and leases, net of deferred costs	2,469,016	2,146,843	2,041,575	2,014,617	2,017,035
Goodwill and other identifiable intangible assets	112,398	87,111	87,111	87,689	88,751
Total assets	3,317,791	2,918,703	2,825,950	2,792,674	2,723,968
Total deposits	2,709,205	2,370,997	2,249,653	2,195,889	2,157,187
Total core deposits(3)	2,413,119	2,067,205	1,890,101	1,783,040	1,691,447
Term borrowings	160,238	136,548	232,322	272,322	223,222
Total stockholders’ equity	351,424	280,867	259,783	260,709	267,986

Performance ratios
Return on Average Assets(4)	0.80%	0.77%	0.71%	0.69%	NM
Return on Average Common Equity(4)	7.78%	8.48%	8.53%	8.70%	NM
Return on Average Equity(4)	7.78%	8.42%	7.79%	7.13%	NM
Efficiency ratio(5)	59.74%	58.33%	56.87%	56.40%	62.06%
Net Interest Margin (tax equivalent basis)	3.69%	3.70%	3.85%	3.95%	3.74%
Loans to Deposits	91.13%	90.55%	90.75%	91.74%	93.50%

Capital ratios
Common Equity to Asset ratio	10.59%	9.62%	8.54%	7.99%	7.78%
Tangible common equity to tangible assets(3)	7.46%	6.84%	5.63%	5.01%	4.68%
Equity to Asset ratio	10.59%	9.62%	9.19%	9.34%	9.84%
Tier 1 leverage ratio	8.90%	8.62%	8.33%	9.21%	9.44%
Tier 1 risk-based capital ratio	11.73%	11.52%	11.23%	12.43%	12.65%
Total risk-based capital ratio	12.98%	12.77%	13.39%	13.68%	13.90%

(1)	Restated for 5% stock dividends in 2012 and 2011.
(2)	A non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of such measures to data calculated in accordance with generally accepted accounting principles.
(3)	Core deposits represent all deposits with the exception of time deposits.
(4)	Ratios for 2009 are not meaningful (NM) and therefore not presented.
(5)	Ratio represents non-interest expense, excluding other real estate expense, other repossessed asset expense, long-term debt prepayment fee, merger related expenses, provision for unfunded lending commitments and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities and gain on debt extinguishment. Total revenue represents net interest income (calculated on a tax equivalent basis) plus non-interest income.
(6)	Includes investment in Federal Home Loan Bank and other membership stock, at cost

ITEM 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, customers’ acceptance of Lakeland’s products and services, competition and the failure to realize anticipated efficiencies and synergies in the merger of Somerset Hills Bank into Lakeland Bank and Somerset Hills Bancorp into the Company.

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

Strategy

The Company, through its wholly owned subsidiary, Lakeland Bank, operates 52 banking offices located in Northern and Central New Jersey. Lakeland offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and other non-traditional banking services.

Lakeland’s growth has come from a combination of organic growth and acquisitions. Since 1998, Lakeland has opened 27 new branch offices (including acquired branches). The Company has acquired five community banks with an aggregate asset total of approximately $1.1 billion at the date of acquisition including the acquisition of the Somerset Hills Bank and its parent, Somerset Hills Bancorp, which closed on May 31, 2013. All acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company. The Company’s strategy is to continue growth both organically and through acquisition should opportunities allow. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets.

The Company’s strategic aim is to provide an adequate return to its shareholders by focusing on profitable growth through services that meet the needs of its customers in its market areas. This will be accomplished by continuing to offer commercial and consumer loan, deposit and other financial product services in a changing economic and technological environment. The Company recognizes that there are more service delivery channels than the traditional branch office and has offered internet banking, mobile banking and cash management services to meet the needs of its business and consumer customers.

The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. For information on how interest rate change can influence the Company’s net interest income and how the Company manages it net interest income, see “Interest Rate Risk” below.

The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, appreciation in the cash surrender value of bank owned life insurance, income from loan or securities sales, fees from wealth management services and investment product sales and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, the amortization of intangible assets, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, changes in asset values, actions of regulatory agencies and government policies.

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

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•

The establishment of specific reserve amounts for all specifically identified classified loans and leases that have been designated as requiring attention by Lakeland or Lakeland’s external loan review consultants.

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired commercial loans under $500,000, leases, 1 – 4 family residential mortgages, and consumer loans.

•

The establishment of reserve amounts for the non-classified loans and leases in each portfolio based upon the historical average loss experience for these portfolios and management’s evaluation of key environmental factors.

•

Lakeland also maintains an unallocated component in its allowance for loan and lease losses. Management believes that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loss categories, such as the periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and Lakeland’s internal credit review process.

Consideration is given to the results of ongoing credit quality monitoring processes, the adequacy and expertise of Lakeland’s lending staff, underwriting policies, loss histories, delinquency trends, and the cyclical nature of economic and business conditions. Since many of Lakeland’s loans depend on the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect Lakeland from loss.

A loan is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan and all accrued interest and the loan is not in the process of collection. Charge-offs are recommended by the Chief Credit Officer and approved by the Board on a monthly basis.

Loans and leases are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, Lakeland measures impairment based on the fair value of the collateral when it is determined that foreclosure is probable. Most of Lakeland’s impaired loans are collateral- dependent. Lakeland groups impaired commercial loans under $500,000 into a homogeneous pool and collectively evaluates them. Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan and lease will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal.

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

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer which may include projections of cash flows, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

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

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2013 will be realized.

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

The Company performed a qualitative analysis to determine whether “the weight of evidence, the significance of all identified events and circumstances” indicated a greater than 50% likelihood existed that the carrying value of the reporting unit exceeded its fair value and if a Step One test would be required. The Company identified nine qualitative assessments that are relative to the banking industry and to the Company. These factors included macroeconomic factors, banking industry conditions, banking merger and acquisition trends, Lakeland’s historical performance, the Company’s stock price, the expected performance of Lakeland, the change of control premium of the Company versus its peers and other miscellaneous factors. After reviewing and weighting these factors, the Company, as well as a third party adviser, determined as of November 30, 2013 that there was a less than 50% probability that the fair value of the Company was less than its carrying amount. Therefore, no Step One test was required.

Use of Non-GAAP Disclosures

Reported amounts are presented in accordance with U.S. GAAP. The Company’s management believes that the supplemental non-GAAP information, which consists of measurements and ratios based on tangible equity, tangible assets and the efficiency ratio, which excludes certain items considered to be non-recurring from earnings, is utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors. These disclosures should not be viewed as a substitute for financial results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies.

Financial Overview

The year ended December 31, 2013 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•

Net income available to common shareholders increased $3.8 million or 18% to $25.0 million in 2013. Included in 2013 earnings was $2.8 million in expenses related to the merger with Somerset Hills Bancorp. Exclusive of these expenses, net income was $27.1 million and fully diluted earnings per share for 2013 was $0.81 per common share, a 7% increase over the $0.76 reported in 2012.

•

The Somerset Hills acquisition, which was consummated on May 31, 2013, added six full service branches, $356.1 million in total assets, $10.4 million in investment securities, $246.5 million in loans (including $2.5 million in residential mortgages held for sale), and $311.8 million in deposits ($80.8 million in non-interest bearing demand deposits and $231.0 million in interest-bearing deposits) at fair value. For more information on the Somerset Hills acquisition, please see Note 2—Acquisitions to the Notes to the audited Consolidated Financial Statements contained herein.

•

Excluding the loans acquired in the Somerset Hills acquisition, total loans increased $79.2 million, or 4%, from 2012 to 2013. Commercial Real Estate Loans increased $120.1 million, or 11%, from December 31, 2012 to December 31, 2013 excluding the impact of the Somerset Hills loans.

•

Non-performing assets declined $11.1 million, or 39%, to $17.5 million at December 31, 2013 compared to December 31, 2012. The Allowance for Loan and Lease Losses at December 31, 2013 was 176% of non-accruing loans compared to 103% at December 31, 2012.

•	As a result of improving loan quality, the provision for loan and lease losses was reduced from $14.9 million in 2012 to $9.3 million in 2013.

•	The Company’s net interest margin at 3.69% for 2013 remained stable throughout the year and compared to 3.70% in 2012.

•	During 2013, the Company acquired and extinguished $9.0 million of Lakeland Bancorp Capital Trust I debentures and recorded a $1.2 million pre-tax gain on extinguishment of debt.

Net income

Net income for 2013 was $25.0 million compared to net income of $21.7 million in 2012. Net income available to common shareholders in 2013 was $25.0 million or $0.75 per diluted share compared to $21.1 million or $0.76 per diluted share in 2012.

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

Net interest income for 2013 on a tax-equivalent basis was $105.5 million, representing an increase of $9.0 million, or 9%, from the $96.5 million earned in 2012. The increase in net interest income primarily resulted from a 30 basis point decline in the cost of interest-bearing liabilities, partially offset by a 26 basis point decrease in the yield on interest-earning assets. The net interest spread as a result increased 4 basis points to 3.59%. The increase in net interest spread was augmented by an increase in income earned on free funds (interest-earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $101.8 million. The components of net interest income will be discussed in greater detail below.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
Interest Income
Loans and leases	$9,677	$(5,861)	$3,816	$4,284	$(8,356)	$(4,072)
Taxable investment securities and other	(241)	(348)	(589)	(560)	(1,748)	(2,308)
Tax-exempt investment securities	170	(215)	(45)	(5)	(279)	(284)
Federal funds sold	23	19	42	—	—	—

Total interest income	9,629	(6,405)	3,224	3,719	(10,383)	(6,664)

Interest Expense
Savings deposits	26	(169)	(143)	25	(113)	(88)
Interest-bearing transaction accounts	887	(1,953)	(1,066)	488	(1,449)	(961)
Time deposits	(182)	(864)	(1,046)	(753)	(732)	(1,485)
Borrowings	(1,755)	(1,779)	(3,534)	(1,110)	(1,021)	(2,131)

Total interest expense	(1,024)	(4,765)	(5,789)	(1,350)	(3,315)	(4,665)

NET INTEREST INCOME (TAX EQUIVALENT BASIS)	$10,653	$(1,640)	$9,013	$5,069	$(7,068)	$(1,999)

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,317,158	$104,329	4.50%	$2,073,562	$100,513	4.85%	$1,997,652	$104,585	5.24%
Taxable investment securities and other	423,249	7,985	1.89%	435,733	8,574	1.97%	460,413	10,882	2.36%
Tax-exempt securities	73,768	2,757	3.74%	70,309	2,802	3.98%	70,437	3,086	4.38%
Federal funds sold (B)	41,870	93	0.22%	30,373	51	0.17%	31,939	51	0.16%

Total interest-earning assets	2,856,045	115,164	4.03%	2,609,977	111,940	4.29%	2,560,441	118,604	4.63%
Noninterest earning assets:
Allowance for loan and lease losses	(30,053)			(29,091)			(29,064)
Other assets	276,868			252,055			251,452

TOTAL ASSETS	$3,102,860			$2,832,941			$2,782,829

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$370,980	$223	0.06%	$347,766	$366	0.11%	$330,646	$454	0.14%
Interest-bearing transaction accounts	1,341,691	3,747	0.28%	1,171,318	4,813	0.41%	1,088,678	5,774	0.53%
Time deposits	309,384	2,119	0.68%	329,355	3,165	0.96%	400,442	4,650	1.16%
Borrowings	169,048	3,568	2.11%	237,814	7,102	2.99%	272,744	9,233	3.39%

Total interest-bearing liabilities	2,191,103	9,657	0.44%	2,086,253	15,446	0.74%	2,092,510	20,111	0.96%

Noninterest-bearing liabilities:
Demand deposits	576,421			474,579			422,568
Other liabilities	14,513			13,826			12,776
Stockholders’ equity	320,823			258,283			254,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,102,860			$2,832,941			$2,782,829

Net interest income/spread		105,507	3.59%		96,494	3.55%		98,493	3.67%
Tax equivalent basis adjustment		965			981			1,080

NET INTEREST INCOME		$104,542			$95,513			$97,413

Net interest margin (C)			3.69%			3.70%			3.85%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income on a tax equivalent basis divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $111.9 million in 2012 to $115.2 million in 2013, an increase of $3.2 million, or 3%. The increase in interest income was primarily due to a $243.6 million increase in average loans and leases partially offset by a decrease in the yield on interest earning assets. The increase in average loans and leases is due primarily to the acquisition of Somerset Hills’ loans and leases which totaled $243.9 million at the time of acquisition. The decline in yield on earning assets is primarily a result of loans being refinanced at lower rates and lower yields on new loans and investments. The yield on average loans and leases at 4.50% in 2013 was 35 basis points lower than 2012. The yield on average taxable and tax exempt investment securities decreased by 8 basis points and 24 basis points, respectively, compared to 2012.

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

Total interest expense decreased from $15.4 million in 2012 to $9.7 million in 2013, a decrease of $5.8 million, or 37%. The cost of average interest-bearing liabilities decreased from 0.74% in 2012 to 0.44% in 2013 as a result of declining rates and a change in mix of interest earning liabilities. The decrease in yield was due primarily to an 88 basis point reduction in the cost of borrowings, a $68.8 million reduction in higher yielding average borrowings, a $20.0 million reduction in higher yielding time deposits and the continuing low rate environment. In the fourth quarter of 2012, the Company redeemed a $25.8 million subordinated debenture that was paying 7.535%. In the second quarter of 2013, the Company acquired and extinguished $9 million in subordinated debentures that were paying LIBOR plus 310 basis points. From 2012 to 2013, average savings accounts and interest-bearing transaction accounts increased by $23.2 million and $170.4 million, respectively. Average rates paid on interest-bearing liabilities declined in all categories.

Total interest expense decreased from $20.1 million in 2011 to $15.4 million in 2012, a decrease of $4.7 million, or 23%. Average interest-bearing liabilities decreased $6.3 million while the cost of those liabilities decreased from 0.96% in 2011 to 0.74% in 2012. The decrease in yield was due primarily to the continuing low rate environment and a $71.1 million reduction in higher yielding time deposits as customers preferred to keep their deposits in short-term transaction accounts. Additionally, higher yielding average borrowings decreased $34.9 million to $237.8 million in 2012. Contributing to the decrease in borrowings was a payment early in the fourth quarter of 2012 of a $25.8 million subordinated debenture with a yield of 7.535% The decrease in time deposits and borrowings was offset by increases in savings accounts, interest-bearing transaction accounts, and non-interest bearing deposits of $17.1 million, $82.6 million, and $52.0 million, respectively.

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.69%, 3.70% and 3.85% for 2013, 2012 and 2011, respectively. The decrease in net interest margin from 2011 to 2012 was primarily a result of the decrease in yield on interest-earning assets.

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

The provision for loan and lease losses decreased from $14.9 million in 2012 to $9.3 million in 2013. Net charge-offs decreased from $14.4 million or 0.69% of average loans and leases in 2012 to $8.5 million or 0.36% of average loans and leases in 2012. The lower provision resulted from a decline in non-performing assets and from lower charge-offs during 2013.

The provision for loan and lease losses decreased from $18.8 million in 2011 to $14.9 million in 2012. Net charge-offs decreased from $17.7 million or 0.89% of average loans and leases in 2011 to $14.4 million or 0.69% of average loans and leases in 2012. The lower provision resulted from a decline in non-performing assets and from lower charge-offs during 2012. During the second quarter of 2012, Lakeland sold a group of primarily non-performing loans with a net book value of $4.5 million and recorded a charge-off of $1.9 million.

Noninterest Income

Noninterest income increased $2.1 million, or 11%, to $21.0 million in 2013 compared to 2012. In 2013 the Company recorded a $1.2 million pre-tax gain on the purchase and early extinguishment of $9.0 million of Lakeland Bancorp Capital Trust I debentures. Gain on sales of investment securities was $839,000 in 2013 compared to $1.0 million in 2012. Income on bank owned life insurance at $1.4 million in 2013 increased $66,000 or 5% compared to 2012 due primarily to the addition of policies acquired in the Somerset Hills merger. Other income at $2.1 million in 2013 was $576,000 higher than 2012 primarily due to increases in gain on sale of loans and gain on sale of other real estate, partially offset by a reduction in gain on sale of leases. Noninterest income represented 17% of total revenue in 2013. (Total revenue is defined as net interest income plus noninterest income).

Noninterest income increased $788,000, or 4%, to $18.9 million in 2012 compared to 2011. Service charges on deposit accounts at $10.5 million increased $242,000, or 2%, due primarily to the implementation of a new demand deposit pricing structure in the second quarter of 2012. Commissions and fees totaled $4.5 million in 2012 and were $788,000 or 21% higher than 2011 due to an increase in investment commission income and loan fees. Gains on sales of investment securities decreased $180,000 from 2011 to 2012. Although other income at $1.5 million in 2012 remained at substantially the same level as 2011, net gains on the sale of bank owned properties was offset by declines in gains on leasing related assets. The decline in gains on leasing related assets reflects the reduction in the leasing portfolio. Noninterest income represented 17% of total revenue in 2012.

Noninterest Expense

Noninterest expense totaling $78.7 million increased $11.1 million in 2013 compared to 2012. In 2013 noninterest expense included $2.8 million in merger related expenses and $288,000 in core deposit intangible amortization resulting from the Somerset Hills acquisition. Salary and employee benefits at $41.9 million increased by $3.3 million, or 9%, primarily as a result of increased staffing levels from the six new Somerset Hills’ branches, the retention of some administrative personnel from the Somerset Hills acquisition, and normal salary increases. Net occupancy expense at $8.1 million in 2013 increased $985,000 from 2012, due primarily to expenses relating to the six new branch locations acquired in the Somerset Hills acquisition and a new branch opening in the fourth quarter of 2012. Furniture and equipment at $6.2 million increased $1.4 million from 2012 due primarily to the new branches previously mentioned, increased service contract expenses and increased depreciation costs resulting from the upgrading of the Company’s computer systems. Long-term debt prepayment fees was $1.2 million in 2013 compared to $782,000 in 2012. FDIC insurance expense at $2.0 million in 2013 decreased $149,000 compared to the same period last year due primarily to improved assessment rates resulting from a reduction in nonperforming assets. Legal expense at $1.0 million and other real estate and repossessed asset expense at $24,000 decreased $204,000 and $75,000, respectively, due primarily to the reduction in nonperforming assets. Other expenses at $11.6 million in 2013 increased $2.1 million compared to the same period in 2012 primarily due to an increase in data processing expenses reflecting technological improvements, an increase in telecommunications expense and Somerset Hills costs. Also included in other expenses was an additional $600,000 in professional fees related to costs associated with the resignation of the Company’s external accountants.

Noninterest expense totaling $67.7 million decreased $478,000 in 2012 compared to 2011. FDIC insurance expense at $2.2 million was $627,000 lower than the same period in 2011 as a result of changes made by the FDIC in the method of calculating assessment rates. Legal expense and expenses on other real estate and other repossessed assets decreased $456,000 and $681,000, respectively, compared to 2011, resulting from the decline in Lakeland’s non-performing assets. During the third quarter of 2011, Lakeland completed core deposit intangible amortization on an earlier acquisition, which resulted in a $577,000 decrease in that category. Marketing expense at $2.0 million decreased $375,000 or 16% due to the elimination of several marketing programs in 2012. Net occupancy expense at $7.1 million increased $204,000 compared to 2011 primarily as a result of increases in rental expense and depreciation expense for the new training and operations center, partially offset by a decline in snow removal expenses. Salaries and employee benefits at $38.6 million increased $2.1 million or 6% primarily due to normal salary increases, benefit increases and adjustments made to benefit plans to reflect the current interest rate environment.

The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding other real estate and other repossessed asset expense, long-term debt repayment fees, merger related expenses, provision for unfunded lending commitments and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on securities and gain on debt extinguishment). In 2013, the Company’s efficiency ratio on a tax equivalent basis was 59.74% compared to 58.33% in 2012 as a result of expenses increasing at a greater rate than revenue. The efficiency ratio was 56.87% in 2011.

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Calculation of efficiency ratio (a non-GAAP measure)
Total non-interest expense	$78,741	$67,673	$68,151	$70,405	$73,794
Less:
Amortization of core deposit intangibles	(288)	—	(577)	(1,062)	(1,062)
Other real estate owned and other repossessed asset expense	(24)	(99)	(780)	(483)	(1,002)
Merger related expenses	(2,834)	—	—	—	—
Long-term debt prepayment fee	(1,209)	(782)	(800)	(1,835)	(3,075)
Provision for unfunded lending commitments	(55)	(93)	(375)	(195)	(58)

Non-interest expense, as adjusted	$74,331	$66,699	$65,619	$66,830	$68,597

Net interest income	$104,542	$95,513	$97,413	$99,754	$93,379
Noninterest income	20,961	18,905	18,117	19,268	18,857

Total revenue	125,503	114,418	115,530	119,022	112,236
Plus: Tax-equivalent adjustment on municipal securities	965	981	1,080	1,082	1,206
Less: Gains on sales of investment securities and debt extinguishment	(2,036)	(1,049)	(1,229)	(1,614)	(2,905)

Total revenue, as adjusted	$124,432	$114,350	$115,381	$118,490	$110,537

Efficiency ratio (Non-GAAP)	59.74%	58.33%	56.87%	56.40%	62.06%

Income Taxes

The Company’s effective income tax rate was 33.3%, 31.7% and 30.5%, in the years ended December 31, 2013, 2012 and 2011, respectively. The effective tax rate increase in 2013 and 2012 was primarily a result of increased earnings and because of a reduction of tax advantaged items as a percent of pre-tax income. Tax advantaged items include interest income on tax-exempt securities and income on bank owned life insurance.

Financial Condition

Total assets increased from $2.92 billion on December 31, 2012 to $3.32 billion on December 31, 2013, an increase of $399.1 million, or 14%. This includes Somerset Hills’ assets which were $356.1 million at the time of acquisition. Total loans were $2.47 billion, an increase of $323.1 million from $2.15 billion at December 31, 2012. Somerset Hills’ loans totaled $243.9 million at the time of acquisition. Total deposits were $2.71 billion, an increase of $338.2 million from December 31, 2012. Somerset Hills’ deposits totaled $311.8 million at the time of acquisition. Total assets at year-end 2012 increased $92.8 million or 3% from year-end 2011.

Loans and Leases

Lakeland primarily serves Northern and Central New Jersey and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast. All of its borrowers are U.S. residents or entities.

Gross loans and leases at $2.47 billion increased by $323.1 million from December 31, 2012. This includes Somerset Hills’ loans which totaled $243.9 million at the time of acquisition. Excluding Somerset Hills’ loans, total loans have increased 4% from December 31, 2012 primarily in the commercial loans secured by real estate category. Excluding the impact of the Somerset Hills’ loans of $144.6 million, commercial loans secured by real estate increased $120.1 million, or 11%, from December 31, 2012 to December 31, 2013. Leases also increased $14.6 million, or 54%, resulting from increased demand for equipment financing and from broadening our market area. Excluding the impact of the Somerset Hills’ loans of $22.0 million, commercial, industrial and other loans decreased $24.3 million, or 11%, resulting from large payoffs and reduced demand in a competitive lending market. Real Estate-Residential mortgages declined $29.7 million, or 7%, excluding the impact of Somerset Hills’ residential mortgages of $39.3 million. The decline in residential mortgages resulted from an increase in long-term rates which occurred in the middle of 2013 causing the level of refinancings to decline. Lakeland is also selling a larger percentage of its residential mortgage originations than it has in past years. Gross loans and leases at $2.15 billion as of December, 31 2012 increased $105.9 million, or 5%, compared to December 31, 2011 primarily due to increases in commercial loans secured by real estate and residential mortgages, which increased $112.2 million and $17.0 million, respectively, partially offset by a $32.9 million decline in real estate construction loans.

The following table sets forth the classification of Lakeland’s gross loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2013	2012	2011	2010	2009
			(in thousands)
Commercial, secured by real estate	$1,389,861	$1,125,137	$1,012,982	$970,240	$914,223
Commercial, industrial and other	213,808	216,129	209,915	194,259	172,744
Leases	41,332	26,781	28,879	65,640	113,160
Leases held for sale	—	—	—	1,517	7,314
Real estate—residential mortgage	432,831	423,262	406,222	403,561	382,750
Real estate—construction	53,119	46,272	79,138	70,775	108,338
Home equity and consumer	339,338	309,626	304,190	306,322	315,598

	2,470,289	2,147,207	2,041,326	2,012,314	2,014,127
Plus deferred costs (fees)	(1,273)	(364)	249	2,303	2,908

Loans and leases net of deferred costs (fees)	$2,469,016	$2,146,843	$2,041,575	$2,014,617	$2,017,035

At December 31, 2013, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth maturities and sensitivity to changes in interest rates in commercial loans in Lakeland’s loan portfolio at December 31, 2013:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Commercial, secured by real estate	$95,835	$211,580	$1,082,446	$1,389,861
Commercial, industrial and other	124,767	63,653	25,388	213,808
Real estate—construction	32,996	3,697	16,426	53,119

Total	$253,598	$278,930	$1,124,260	$1,656,788

Predetermined rates	$41,996	$201,173	$213,933	$457,102
Floating or adjustable rates	211,602	77,757	910,327	1,199,686

Total	$253,598	$278,930	$1,124,260	$1,656,788

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

The following schedule sets forth certain information regarding Lakeland’s non-accrual (including troubled debt restructurings that are on non-accrual) and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	At December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Commercial, secured by real estate	$7,697	$10,511	$16,578	$12,905	$20,811
Commercial, industrial, and other	88	1,476	4,608	1,702	2,047
Leases, including leases held for sale	—	32	575	6,277	3,511
Real estate—residential mortgage	6,141	8,733	11,610	12,834	5,465
Real estate-construction	831	4,031	12,393	6,321	4,987
Home equity and consumer	2,175	3,197	3,252	2,930	1,890

Total non-accrual loans and leases	16,932	27,980	49,016	42,969	38,711
Other real estate and other repossessed assets	520	529	1,182	1,592	1,864

TOTAL NON-PERFORMING ASSETS	$17,452	$28,509	$50,198	$44,561	$40,575

Non-performing assets as a percent of total assets	0.53%	0.98%	1.78%	1.60%	1.49%

Loans and leases past due 90 days or more and still accruing	$1,997	$1,437	$1,367	$1,218	$1,437

Troubled debt restructurings, still accruing	$10,289	$7,336	$8,856	$9,073	$3,432

Non-accrual loans and leases decreased to $16.9 million on December 31, 2013 from $28.0 million at December 31, 2012. Non-performing loans and leases decreased in all categories. Commercial secured by real estate; commercial, industrial and other; residential mortgages and construction real estate decreased $2.8 million, $1.4 million, $2.6 million and $3.2 million, respectively.

Commercial loan non-accruals included 3 loan relationships between $500,000 and $1.0 million totaling $1.8 million, and 2 loan relationships exceeding $1.0 million totaling $2.3 million. The largest of the commercial loan non-accruals was $1.3 million. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $2.3 million and $3.4 million in troubled debt restructurings for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, Lakeland had $10.3 million in loans that were restructured and still accruing. Restructured loans are those loans where Lakeland has granted concessions to the borrower in payment terms in rate and/or in maturity as a result of the financial condition of the borrower.

For 2013, the gross interest income that would have been recorded, had the loans and leases classified at year-end as impaired been performing in conformance with their original terms, is approximately $2.2 million. The amount of interest income actually recorded on those loans and leases for 2013 was $877,000. The resultant loss of $1.3 million for 2013 compares with prior year losses of $2.1 million for 2012 and $2.4 million for 2011.

As of December 31, 2013, Lakeland had impaired loans and leases totaling $24.6 million (consisting primarily of non-accrual and restructured loans and leases), compared to $31.5 million at December 31, 2012. The valuation allowance of these loans and leases is based primarily on the fair value of the underlying collateral. Based upon such evaluation, $910,000 has been allocated to the allowance for loan and lease losses for impairment at December 31, 2013 compared to $873,000 at December 31, 2012. At December 31, 2013, Lakeland also had $62.5 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $42.7 million at December 31, 2012.

There were no additional loans or leases at December 31, 2013, other than those designated non-performing, impaired or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2013, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$28,931	$28,416	$27,331	$25,563	$25,053

Loans and leases charged off:
Commercial, secured by real estate	2,026	7,287	5,352	7,510	2,524
Commercial, industrial and other	1,324	949	5,249	3,298	2,632
Leases	206	999	2,858	4,307	22,972
Leases held for sale	—	—	—	—	22,122
Real estate—residential mortgage	1,257	1,822	1,772	397	433
Real estate-construction	3,854	2,888	3,636	1,756	200
Home equity and consumer	1,624	2,074	3,010	2,250	2,499

Total loans and leases charged off	10,291	16,019	21,877	19,518	53,382

Recoveries:
Commercial, secured by real estate	1,061	280	2,084	134	135
Commercial, industrial and other	260	428	439	62	134
Leases	121	504	1,206	1,391	1,777
Real estate—residential mortgage	99	66	32	7	—
Real estate-construction	14	43	67	—	—
Home equity and consumer	283	306	318	411	231

Total Recoveries	1,838	1,627	4,146	2,005	2,277

Net charge-offs:	8,453	14,392	17,731	17,513	51,105
Provision for loan and lease losses charged to operations	9,343	14,907	18,816	19,281	51,615

Ending balance	$29,821	$28,931	$28,416	$27,331	$25,563

Ratio of net charge-offs to average loans and leases outstanding:	0.36%	0.69%	0.89%	0.88%	2.55%
Ratio of allowance at end of year as a percentage of year-end total loans and leases	1.21%	1.35%	1.39%	1.36%	1.27%

The ratio of the allowance for loan and lease losses to loans and leases outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio as discussed above in “Critical Accounting Policies, Judgements and Estimates—Allowance for Loan and Lease Losses.”

The overall balance of the allowance for loan losses increased $890,000 at December 31, 2013 compared to levels at December 31, 2012. The components of the allowance also changed to reflect the changes both in the portfolios and in the levels of non-performing loans within the portfolio segments. The allowance for loan and leases losses for the commercial secured by real estate portfolio decreased from $16.3 million to $14.5 million to reflect a decline in net charge-offs of $6.0 million or 86% from 2012 to 2013 and to reflect a decline in non-accrual loans of $2.8 million or 27% from December 31, 2012 to December 31, 2013. The allowance for loan and leases losses for the leasing portfolio decreased from $578,000 to $504,000 reflecting the decline in non-performing loans as well as a decline in net charge-offs in that portfolio. The allowance for loan and leases losses for the home equity and consumer portfolio declined from $2.8 million to $2.7 million due primarily to a decrease in net charge-offs and a decline in non-performing loans. The allowance for loan and lease losses decreased for residential mortgages primarily due to a reduction in net charge-offs, a decline in non-performing loans and a decline in loans outstanding.

Non-performing loans and leases decreased from $28.0 million on December 31, 2012 to $16.9 million on December 31, 2013 and the allowance for loan and lease losses was 1.21% of total loans and leases on December 31, 2013 compared to 1.35% of total loans and leases on December 31, 2012. The decline in the allowance for loan and lease losses as a percent of total loans results from the $243.9 million increase in loans resulting from the Somerset Hills acquisition, which is accounted for under acquisition accounting. Excluding the Somerset Hills loans, the allowance as a percent of total loans would be 1.34%. As discussed above, the decrease in non-accruals was in all categories. Management believes, based on appraisals and estimated selling costs that the majority of these loans are well secured and reserves on these loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2013.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans and leases that Lakeland has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans and leases in each category as well as historical trends.

	At December 31,
	2013		2012		2011		2010		2009
	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category
	(in thousands)
Commercial, secured by real estate	$14,463	56.2%	$16,258	52.4%	$16,618	49.6%	$11,366	48.2%	$9,285	45.4%
Commercial, industrial and other	5,331	8.7%	5,103	10.1%	3,477	10.3%	5,113	9.7%	4,647	8.6%
Leases	504	1.7%	578	1.2%	688	1.4%	3,477	3.3%	4,308	6.0%
Real estate—residential mortgage	3,214	17.5%	3,568	19.7%	3,077	19.9%	2,628	20.1%	1,286	19.0%
Real estate—construction	542	2.2%	587	2.2%	1,424	3.9%	2,176	3.5%	3,198	5.4%
Home equity and consumer	2,737	13.7%	2,837	14.4%	3,132	14.9%	2,571	15.2%	2,839	15.6%
Unallocated	3,030		—		—		—		—

	$29,821	100.0%	$28,931	100.0%	$28,416	100.0%	$27,331	100.0%	$25,563	100.0%

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

	December 31,
	2013	2012	2011
	(in thousands)
U.S. Treasury and U.S. government agencies	$89,897	$102,660	$52,608
Mortgage-backed securities, residential	339,098	278,624	370,101
Mortgage-backed securities, multifamily	2,355	1,421	—
Obligations of states and political subdivisions	80,394	77,421	76,528
Equity securities	16,146	15,516	23,132
Other debt securities	4,960	14,993	21,275

	$532,850	$490,635	$543,644

The Company does not own any collateralized debt obligations, pooled trust preferred securities or preferred stock with the Federal National Mortgage Association or the Federal Home Loan Mortgage Association. The Company also does not own any interests in any hedge funds or private equity funds that are designated “covered funds” under the Volcker Rule issued in December 2013. All of the Company’s mortgage-backed securities are issued by U.S. Government or U.S. Government sponsored entities.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2013, at fair value:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$—	$24,141	$46,024	$—	$70,165
Yield	—%	1.18%	1.54%	—%	1.42%
Mortgage-backed securities, residential
Amount	—	4,861	29,495	270,146	304,502
Yield	—%	3.25%	2.09%	2.16%	2.17%
Obligations of states and political subdivisions
Amount	3,984	11,213	19,999	1,677	36,873
Yield	2.81%	3.45%	3.38%	2.61%	3.30%
Other debt securities
Amount	—	2,615	—	805	3,420
Yield	—%	1.91%	—%	1.04%	1.71%
Other equity securities
Amount	16,146	—	—	—	16,146
Yield	2.05%	—%	—%	—%	2.05%

Total securities
Amount	$20,130	$42,830	$95,518	$272,628	$431,106
Yield	2.20%	2.05%	2.10%	2.16%	2.14%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2013, at amortized cost:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$—	$5,004	$14,728	—	$19,732
Yield	—%	1.98%	2.05%	0.00%	2.03%
Mortgage-backed securities, residential
Amount	—	576	996	33,024	34,596
Yield	—%	4.20%	4.70%	2.81%	2.89%
Mortgage-backed securities, multifamily
Amount	—	—	1,361	994	2,355
Yield	—%	—%	1.66%	2.35%	1.95%
Obligations of states and political subdivisions
Amount	7,246	11,478	17,793	7,004	43,521
Yield	1.84%	4.26%	3.28%	2.51%	3.17%
Other debt securities
Amount	—	1,540	—	—	1,540
Yield	—%	5.48%	—%	—%	5.48%

Total securities
Amount	$7,246	$18,598	$34,878	$41,022	$101,744
Yield	1.84%	3.75%	2.74%	2.69%	2.86%

Other Assets

Other assets decreased from $23.1 million at December 31, 2012 to $19.8 million at December 31, 2013 primarily due to a refund of the prepaid FDIC assessment of $8.4 million, partially offset by an increase in net deferred taxes of $5.0 million resulting from an unrealized loss in securities available for sale.

Deposits

Total deposits increased from $2.37 billion on December 31, 2012 to $2.71 billion on December 31 2013, an increase of $338.2 million, or 14%. Somerset Hills’ deposits totaled $311.8 million at the time of acquisition. Noninterest bearing deposits increased $102.6 million, or 21%, to $600.7 million. Excluding $80.8 million in Somerset Hills’ demand deposits, noninterest bearing demand deposits have increased by $21.8 million, or 4%, from year-end 2012. Savings and interest-bearing transaction accounts increased $243.3 million. At the time of acquisition Somerset Hills had savings and interest-bearing transaction accounts of $199.1 million.

Total deposits increased from $2.25 billion on December 31, 2011 to $2.37 billion on December 31, 2012, an increase of $121.3 million, or 5%.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$576,421	—%	$474,579	—%	$422,568	—%
Interest-bearing transaction accounts	1,341,691	0.28%	1,171,318	0.41%	1,088,678	0.53%
Savings	370,980	0.06%	347,766	0.11%	330,646	0.14%
Time deposits	309,384	0.68%	329,355	0.96%	400,442	1.16%

Total	$2,598,476	0.23%	$2,323,018	0.36%	$2,242,334	0.49%

As of December 31, 2013, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$28,911
Over 3 through 6 months	24,490
Over 6 through 12 months	32,978
Over 12 months	28,848

Total	$115,227

Derivatives

Lakeland enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in offsetting terms to swaps that Lakeland enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. Lakeland’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. Further discussion of Lakeland’s financial derivatives is set forth in Note 18 to the audited Consolidated Financial Statements.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $50.7 million in 2013 compared to $48.6 million and $49.9 million in 2012 and 2011, respectively.

•

Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2013, Lakeland generated $26.5 million in deposit growth excluding the impact of Somerset Hills’ deposits, compared to $121.3 million in deposits generated in 2012.

•

Sales of securities and overnight funds. At year-end 2013, the Company had $431.1 million in securities designated “available for sale.” Of these securities, $281.3 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on December 31, 2013. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $50.0 million at December 31, 2013. Lakeland also has the ability to utilize an unsecured line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2013.

•

Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires the Company to pledge additional collateral to meet that margin call. For more information regarding the Company’s borrowings, see Note 7 to the Consolidated Financial Statements.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for year ended December 31, 2013 follows.

Cash and cash equivalents totaling $102.7 million on December 31, 2013, decreased $4.8 million from December 31, 2012. Operating activities provided $50.7 million in net cash. Investing activities used $66.1 million in net cash, primarily reflecting an increase in loans and leases and investment securities partially offset by net cash acquired in the acquisition of Somerset Hills. Financing activities provided $10.5 million in net cash primarily reflecting a net increase of $26.5 million in deposits, partially offset by an early extinguishment of subordinated debentures and the payment of dividends.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2013. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

		Payment due period
(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$19,899	$2,526	$4,230	$2,856	$10,287
Benefit plan commitments	5,537	209	396	602	4,330
Remaining contractual maturities of time deposits	296,086	214,479	61,804	19,110	693
Subordinated debentures	41,238	—	—	0	41,238
Loan commitments	589,619	486,714	55,514	766	46,625
Other borrowings	119,000	30,000	30,000	39,000	20,000
Interest on other borrowings*	30,338	3,223	6,182	3,959	16,974
Standby letters of credit	9,244	8,705	459	—	80

Total	$1,110,961	$745,856	$158,585	$66,293	$140,227

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.08%.

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

The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. Key quantitative measurements include the percentage change of net interest income in various interest rate scenarios (net interest income at risk) and changes in the market value of equity in various rate environments (net portfolio value at risk). The Company’s performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee (the “ALCO”), consisting of the Chief Executive Officer, the Regional Presidents, the Chief Financial Officer, Chief Lending Officer, Chief Retail Officer, Chief Credit Officer, certain other senior officers and certain directors. This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2014 (the base case) is $111.4 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
December 31, 2013	-3.9%	-2.0%
December 31, 2012	-4.9%	-2.2%

The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy Limit	-20.0%	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%
December 31, 2013	-11.2%	-8.2%	-5.1%	-2.1%	-4.8%	-7.1%	-8.2%	-8.2%
December 31, 2012	-8.7%	-6.4%	-4.2%	-2.1%	-4.1%	-4.6%	-4.6%	-4.6%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2013 (the base case) was $465.6 million. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-35.0%	-25.0%			-25.0%	-35.0%
December 31, 2013	-17.8%	-11.3%	-5.0%	1.6%	-1.5%	-6.0%
December 31, 2012	-14.6%	-7.4%	-2.3%	-5.1%	-8.9%	-7.8%

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

Capital Resources

Stockholders’ equity increased from $280.9 million on December 31, 2012 to $351.4 million on December 31, 2013. The increase in stockholders’ equity from December 31, 2012 to December 31, 2013 was primarily due to stock issued of $57.4 million for the acquisition of Somerset Hills and $25.0 million in net income, partially offset by other comprehensive loss on the Company’s available for sale securities portfolio of $8.6 million and the payment of dividends on common stock of $8.2 million.

Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $9.45 on December 31, 2012 to $9.74 on December 31, 2013 primarily as a result of net income. Book value per common share was $8.99 on December 31, 2011. Tangible book value per share increased from $6.52 on December 31, 2012 to $6.63 on December 31, 2013. For more information see “Non-GAAP Financial Measures.”

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

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2013 and 2012:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2013	2012	2013	2012	2013	2012
Capital Ratios:
The Company	8.90%	8.62%	11.73%	11.52%	12.98%	12.77%
Lakeland Bank	8.38%	7.98%	11.04%	10.66%	12.29%	11.92%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule through January 1, 2019. The Company believes that as of December 31, 2013, Lakeland Bancorp and Lakeland Bank would meet all the requirements under the new rules on a fully phase-in basis, if such requirements were fully in effect.

Non-GAAP Financial Measures

	December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period—GAAP	$351,424	$280,867	$241,303	$223,235	$211,963
Less:
Goodwill	109,974	87,111	87,111	87,111	87,111
Other identifiable intangible assets, net	2,424	—	—	578	1,640

Total tangible common stockholders’ equity at end of period—Non- GAAP	$239,026	$193,756	$154,192	$135,546	$123,212

Shares outstanding at end of period(1)	36,070	29,726	26,836	26,588	26,319

Book value per share—GAAP(1)	$9.74	$9.45	$8.99	$8.40	$8.05

Tangible book value per share—Non-GAAP(1)	$6.63	$6.52	$5.75	$5.10	$4.68

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period—Non- GAAP	$239,026	$193,756	$154,192	$135,546	$123,212

Total assets at end of period—GAAP	$3,317,791	$2,918,703	$2,825,950	$2,792,674	$2,723,968
Less:
Goodwill	109,974	87,111	87,111	87,111	87,111
Other identifiable intangible assets, net	2,424	—	—	578	1,640

Total tangible assets at end of period—Non-GAAP	$3,205,393	$2,831,592	$2,738,839	$2,704,985	$2,635,217

Common equity to assets—GAAP	10.59%	9.62%	8.54%	7.99%	7.78%

Tangible common equity to tangible assets—Non-GAAP	7.46%	6.84%	5.63%	5.01%	4.68%

(1)	Adjusted for 5% stock dividends in 2012 and 2011.

	For the years ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Calculation of return on average tangible common equity
Net income (loss)—GAAP	$24,969	$21,742	$19,851	$19,211	$(5,396)

Total average common stockholders’ equity—GAAP	$320,923	$256,364	$232,711	$220,796	$217,062
Less:
Average goodwill	100,753	87,111	87,111	87,111	87,111
Average other identifiable intangible assets, net	1,513	—	166	1,120	2,182

Total average tangible common stockholders’ equity—Non GAAP	$218,657	$169,253	$145,434	$132,565	$127,769

Return on average common stockholders’ equity—GAAP	7.78%	8.48%	8.53%	8.70%	-2.49%

Return on average tangible common stockholders’ equity—Non-GAAP	11.42%	12.85%	13.65%	14.49%	-4.22%

(dollars in thousands, except per share amounts)	Including Merger Related Expenses	Excluding Merger Related Expenses
Reconciliation of Earnings Per Share—December 31, 2013	$24,969	$24,969
Merger Related Expenses:
Tax Deductible—$1,652,000 net of tax	—	978
Non Tax Deductible—$1,182,000	—	1,182

Net Effect of Merger Related Expenses	$—	$2,160

Net Income Available to Common Shareholders ex-Merger Related Expenses	$24,969	27,129
Less: Earnings Allocated to Participating Securities	(178)	(178)

	$24,791	$26,951
Weighted Average Shares—Basic	33,088	33,088
Weighted Average Shares—Diluted	33,240	33,240
Basic Earnings Per Common Share	$0.75	$0.81
Diluted Earnings Per Common Share	$0.75	$0.81

Quarterly financial data (unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Total interest income	$26,569	$27,630	$29,855	$30,145
Total interest expense	2,633	2,484	2,368	2,172

Net interest income	23,936	25,146	27,487	27,973
Provision for loan and lease losses	3,183	2,594	1,879	1,687
Noninterest income (excluding investment securities gains and gain on debt extinguishment)	4,546	4,595	4,645	5,139
Gains on investment securities, net	505	1	—	333
Gain on debt extinguishment	—	1,197	—	—
Long term debt prepayment fee	526	—	—	683
Merger related expenses	631	1,452	744	7
Core deposit intangible amortization	—	41	123	124
Noninterest expense	17,070	17,900	19,540	19,900

Income before taxes	7,577	8,952	9,846	11,044
Income taxes	2,469	3,049	3,229	3,703

Net Income Available to Common Stockholders	$5,108	$5,903	$6,617	$7,341

Earnings per share of common stock
Basic	$0.17	$0.19	$0.19	$0.20
Diluted	$0.17	$0.19	$0.19	$0.20

	Quarter ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share amounts)
Total interest income	$28,294	$27,938	$27,495	$27,232
Total interest expense	4,348	4,190	3,840	3,068

Net interest income	23,946	23,748	23,655	24,164
Provision for loan and lease losses	4,556	3,877	3,350	3,124
Noninterest income	4,025	4,530	4,640	4,661
Gains on investment securities, net	32	241	—	776
Long term debt prepayment fee	—	—	—	782
Noninterest expense	16,275	16,470	16,968	17,178

Income before taxes	7,172	8,172	7,977	8,517
Income taxes	2,201	2,719	2,488	2,688

Net income	$4,971	$5,453	$5,489	$5,829

Dividends on Preferred Stock and Accretion	$620	$—	$—	$—

Net Income Available to Common Stockholders	$4,351	$5,453	$5,489	$5,829

Earnings per share of common stock(1)
Basic	$0.16	$0.20	$0.20	$0.20
Diluted	$0.16	$0.20	$0.20	$0.20

(1)	Adjusted for 5% stock dividend payable April 16, 2012 to shareholders of record March 30, 2012.

Recent Accounting Pronouncements

In January 2014. the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued an accounting pronouncement to improve the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The pronouncement is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8—Financial Statements and Supplementary Data.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(dollars in thousands)
ASSETS
Cash	$94,205	$100,926
Interest-bearing deposits due from banks	8,516	6,619

Total cash and cash equivalents	102,721	107,545
Investment securities, available for sale, at fair value	431,106	393,710
Investment securities, held to maturity, at amortized cost with fair value of $100,394 in 2013 and $99,784 in 2012	101,744	96,925
Federal Home Loan Bank and other membership stock, at cost	7,938	5,382
Loans held for sale	1,206	—
Loans, net of deferred costs (fees)	2,469,016	2,146,843
Less: allowance for loan and lease losses	29,821	28,931

Net loans	2,439,195	2,117,912
Premises and equipment—net	37,148	33,280
Accrued interest receivable	8,603	7,643
Goodwill	109,974	87,111
Other identifiable intangible assets	2,424	—
Bank owned life insurance	55,968	46,143
Other assets	19,764	23,052

TOTAL ASSETS	$3,317,791	$2,918,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$600,652	$498,066
Savings and interest-bearing transaction accounts	1,812,467	1,569,139
Time deposits under $100 thousand	180,859	188,278
Time deposits $100 thousand and over	115,227	115,514

Total deposits	2,709,205	2,370,997
Federal funds purchased and securities sold under agreements to repurchase	81,991	117,289
Other borrowings	119,000	85,000
Subordinated debentures	41,238	51,548
Other liabilities	14,933	13,002

TOTAL LIABILITIES	2,966,367	2,637,836

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 70,000,000 shares; issued shares, 36,070,286 at December 31,2013 and 29,941,967 at December 31, 2012; outstanding shares, 36,070,286 at December 31, 2013 and 29,725,890 at December 31, 2012	364,637	303,794
Accumulated Deficit	(8,538)	(24,145)
Treasury stock, at cost, 0 shares in 2013 and 216,077 shares in 2012	—	(2,718)
Accumulated other comprehensive (loss) gain	(4,675)	3,936

TOTAL STOCKHOLDERS’ EQUITY	351,424	280,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,317,791	$2,918,703

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$104,329	$100,513	$104,585
Federal funds sold and interest-bearing deposits with banks	93	51	51
Taxable investment securities and other	7,985	8,574	10,882
Tax-exempt investment securities	1,792	1,821	2,006

TOTAL INTEREST INCOME	114,199	110,959	117,524

INTEREST EXPENSE
Deposits	6,089	8,344	10,878
Federal funds purchased and securities sold under agreements to repurchase	39	79	88
Other borrowings	3,529	7,023	9,145

TOTAL INTEREST EXPENSE	9,657	15,446	20,111

NET INTEREST INCOME	104,542	95,513	97,413
Provision for loan and lease losses	9,343	14,907	18,816

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	95,199	80,606	78,597
NONINTEREST INCOME
Service charges on deposit accounts	10,837	10,504	10,262
Commissions and fees	4,585	4,491	3,703
Gain on sales and calls of investment securities, net	839	1,049	1,229
Gain on debt extinguishment	1,197	—	—
Income on bank owned life insurance	1,410	1,344	1,423
Other income	2,093	1,517	1,500

TOTAL NONINTEREST INCOME	20,961	18,905	18,117

NONINTEREST EXPENSE
Salaries and employee benefits	41,871	38,586	36,500
Net occupancy expense	8,074	7,089	6,885
Furniture and equipment	6,181	4,751	4,726
Stationery, supplies and postage	1,482	1,415	1,396
Marketing expense	2,088	2,034	2,409
Core deposit intangible amortization	288	—	577
FDIC insurance expense	2,014	2,163	2,790
Legal expense	1,032	1,236	1,692
Other real estate and repossessed asset expense	24	99	780
Long-term debt prepayment fee	1,209	782	800
Merger related expenses	2,834	—	—
Other expenses	11,644	9,518	9,596

TOTAL NONINTEREST EXPENSE	78,741	67,673	68,151

Income before provision for income taxes	37,419	31,838	28,563
Provision for income taxes	12,450	10,096	8,712

NET INCOME	$24,969	$21,742	$19,851

Dividends on Preferred Stock and Accretion	$—	$620	$2,167

Net Income Available to Common Stockholders	$24,969	$21,122	$17,684

PER SHARE OF COMMON STOCK:
Basic earnings	$0.75	$0.76	$0.66

Diluted earnings	$0.75	$0.76	$0.66

Cash dividends	$0.29	$0.25	$0.23

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
NET INCOME	$24,969	$21,742	$19,851

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) during period	(8,690)	1,728	5,445
Less: reclassification for gains included in net income	509	682	799
Change in pension liability, net	588	19	(102)

Other Comprehensive Income (Loss)	(8,611)	1,065	4,544

TOTAL COMPREHENSIVE INCOME	$16,358	$22,807	$24,395

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012 and 2011

	Common stock		Series A Preferred Stock	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
		(dollars in thousands)
BALANCE DECEMBER 31, 2010	25,977,592	$271,595	$37,474	$(38,004)	$(8,683)	$(1,673)	$260,709

Net Income	—	—	—	19,851	—	—	19,851
Other comprehensive income, net of tax	—	—	—	—	—	4,544	4,544
Preferred dividends	—	—	—	(1,161)	—	—	(1,161)
Accretion of discount	—	—	1,006	(1,006)	—	—	—
Stock based compensation	—	627	—	—	—	—	627
Redemption of preferred stock	—	—	(20,000)	—	—	—	(20,000)
Adjustment for stock dividend	(944)	(309)	—	309	—	—	—
Issuance of restricted stock awards	—	(1,262)	—	—	1,262	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(520)	—	(1,009)	1,714	—	185
Exercise of stock options, net of excess tax benefits	—	(87)	—	—	156	—	69
Cash dividends, common stock	—	—	—	(5,041)	—	—	(5,041)

BALANCE DECEMBER 31, 2011	25,976,648	270,044	18,480	(26,061)	(5,551)	2,871	259,783

Net Income	—	—	—	21,742	—	—	21,742
Other comprehensive income, net of tax	—	—	—	—	—	1,065	1,065
Preferred dividends	—	—	—	(100)	—	—	(100)
Accretion of discount	—	—	520	(520)	—	—	—
Stock based compensation	—	746	—	—	—	—	746
Redemption of preferred stock	—	—	(19,000)	—	—	—	(19,000)
Warrant repurchase	—	(2,800)	—	—	—	—	(2,800)
Stock dividend	1,298,066	12,345	—	(12,345)	—	—	—
Stock issuance, net of expenses	2,667,253	25,040	—	—	—	—	25,040
Issuance of restricted stock awards	—	(1,153)	—	—	1,153	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	—	(432)	—	(1,088)	1,680	—	160
Exercise of stock options, net of excess tax benefits	—	4	—	—	—	—	4
Cash dividends, common stock	—	—	—	(5,773)	—	—	(5,773)

BALANCE December 31, 2012	29,941,967	303,794	—	(24,145)	(2,718)	3,936	280,867

Net Income	—	—	—	24,969	—	—	24,969
Other comprehensive loss, net of tax	—	—	—	—	—	(8,611)	(8,611)
Stock based compensation	—	895	—	—	—	—	895
Issuance of restricted stock awards	—	(1,301)	—	—	1,301	—	—
Issuance of stock for acquisition	5,794,079	57,419	—	—	—	—	57,419
Issuance of stock options for acquisition	—	1,500	—	—	—	—	1,500
Issuance of stock to dividend reinvestment and stock purchase plan	57,109	458	—	(1,210)	938	—	186
Exercise of stock options, net of excess tax benefits	277,131	1,872	—	—	479	—	2,351
Cash dividends, common stock	—	—	—	(8,152)	—	—	(8,152)

BALANCE December 31, 2013	36,070,286	$364,637	$—	($8,538)	$—	($4,675)	$351,424

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,969	$21,742	$19,851
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,787	6,125	6,519
Depreciation and amortization	3,625	3,067	2,904
Amortization of intangible assets	288	—	577
Provision for loan and lease losses	9,343	14,907	18,816
Stock based compensation	895	746	627
Loans originated for sale	(34,718)	—	—
Proceeds from sales of loans	36,804	—	—
Gains on securities	(839)	(1,049)	(1,229)
Gains on sales of loans held for sale	(760)	—	—
Gains on debt extinguishment	(1,197)	—	—
Gains on leases	—	(471)	(1,026)
Writedown of other repossessed assets	—	—	230
(Gains) losses on other real estate and other repossessed assets	(934)	(47)	115
Gain on sale of premises and equipment	(60)	(201)	(167)
Deferred tax provision	164	576	172
Decrease in other assets	7,366	2,107	2,162
Increase in other liabilities	995	1,089	379

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,728	48,591	49,930

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisition	74,316	—	—
Proceeds from repayments on and maturity of securities:
Available for sale	70,779	117,130	161,241
Held to maturity	22,952	26,070	20,057
Proceeds from sales of securities:
Available for sale	64,020	97,824	92,409
Purchase of securities:
Available for sale	(187,452)	(144,652)	(234,230)
Held to maturity	(19,603)	(54,510)	(26,834)
Net (increase) decrease in Federal Home Loan Bank and other membership bank stock	(2,063)	2,951	1,530
Proceeds from sales of leases	—	—	16,433
Net increase in loans and leases	(91,201)	(120,870)	(64,403)
Proceeds from dispositions of premises and equipment	463	749	325
Capital expenditures	(2,786)	(8,978)	(3,425)
Proceeds from sales of other real estate and other repossessed assets	4,509	1,768	2,548

NET CASH USED IN INVESTING ACTIVITIES	(66,066)	(82,518)	(34,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,540	121,344	53,764
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(35,298)	45,158	20,008
Proceeds from other borrowings	50,000	280,000	140,000
Repayments of other borrowings	(16,000)	(350,000)	(180,000)
Issuance of stock to Dividend Reinvestment and Stock Purchase Plan	186	160	185
Proceeds on issuance of stock, net	—	25,040	—
Redemption of subordinated debentures, net	(9,113)	(25,000)	—
Redemption of preferred stock and common stock warrant	—	(21,800)	(20,000)
Exercise of stock options	2,209	—	72
Excess tax benefits	142	4	(3)
Dividends paid on preferred stock	—	(219)	(1,286)
Dividends paid on common stock	(8,152)	(5,773)	(5,041)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,514	68,914	7,699

Net increase (decrease) in cash and cash equivalents	(4,824)	34,987	23,280
Cash and cash equivalents, beginning of year	107,545	72,558	49,278

CASH AND CASH EQUIVALENTS, END OF YEAR	$102,721	$107,545	$72,558

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Lakeland Bancorp, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Lakeland Bank (Lakeland). Lakeland operates under a state bank charter and provides full banking services and, as a state bank, is subject to regulation by the New Jersey Department of Banking and Insurance. Lakeland generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Northern and Central New Jersey. Lakeland also provides non-deposit products, such as securities brokerage services, including mutual funds and variable annuities.

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

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc., Lakeland Preferred Equity, Inc. and Sullivan Financial Services. All intercompany balances and transactions have been eliminated.

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

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the valuation of the Company’s investment securities portfolio, the realizability of the Company’s deferred tax asset and the analysis of goodwill and intangible impairment. The policies regarding these estimates are discussed below.

The Company’s operating segments are components of its enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive

Officer. All of the Company’s financial services activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of Lakeland to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. The situation is also similar for consumer and residential mortgage lending. Moreover, the Company operates in one market area, Northern and Central New Jersey. Therefore, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. Accordingly, the Company has determined that it has one operating segment and thus one reporting segment.

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

The Company evaluates its portfolio for impairment each quarter. In estimating other-than-temporary losses, the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company is more likely than not to sell the security before recovery of its cost basis. If a security has been impaired for more than twelve months, and the impairment is deemed other-than-temporary, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.

If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings in gain (loss) on securities, with the other portion of the loss recognized in other comprehensive income. If a determination is made that an equity security is other-than-temporarily impaired, the unrealized loss will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on investment securities.

Loans and Leases and Allowance for Loan and Lease Losses

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan and lease losses.

Interest income is accrued as earned on a simple interest basis. All unamortized fees and costs related to the loan are amortized over the life of the loan using the interest method. Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that full collection of interest and principal is doubtful. When a loan or lease is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income.

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

Loans and leases are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, Lakeland measures impairment based on the fair value of the collateral when it is determined that foreclosure is probable. Most of Lakeland’s impaired loans are collateral-dependent. Lakeland groups impaired commercial loans under $500,000 into a homogeneous pool and collectively evaluates them. Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan and lease will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal.

Loans are classified as troubled debt restructured loans in cases where borrowers experience financial difficulties and Lakeland makes certain concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, an extended moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. Nonetheless, restructured loans are classified as impaired loans.

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

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•

The establishment of reserve amounts for all specifically identified classified loans and leases that have been designated as requiring attention by Lakeland or Lakeland’s external loan review consultants.

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired commercial loans under $500,000, leases, 1 – 4 family residential mortgages, and consumer loans.

•

The establishment of reserve amounts for the non-classified loans and leases in each portfolio based upon the historical average loss experience for these portfolios and management’s evaluation of key factors.

•

Lakeland also maintains an unallocated component in its allowance for loan and lease losses. Management believes that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loss categories, such as the periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and Lakeland’s internal credit review process.

Consideration is given to the results of ongoing credit quality monitoring processes, the adequacy and expertise of Lakeland’s lending staff, underwriting policies, loss histories, delinquency trends, and the cyclical nature of economic and business conditions. Since many of Lakeland’s loans depend on the sufficiency of collateral as a secondary source of repayment, any adverse trend in the real estate markets could affect underlying values available to protect Lakeland from loss.

A loan is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan and all outstanding interest owed, and the loan is not in the process of collection. Charge-offs are recommended by the Chief Credit Officer and approved by the Board on a monthly basis.

Lakeland transfers leases to held for sale status when it identifies leases that it intends to sell. At that time, the specific leases are written down to the lower of cost or market value by recording a charge to the allowance for loan and lease losses. Market indications are derived from sale price indications from potential buyers and based on recent sale prices of prior lease pools adjusted for differences in types of collateral and other characteristics. Subsequent declines in fair market value are recorded as a loss on leasing related assets in the statement of operations. Lakeland has no leases designated as held for sale for the years ended December 31, 2013 or 2012.

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

Mortgage Servicing

Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2013 and 2012, Lakeland was servicing approximately $37.8 million and $27.9 million, respectively, of loans for others.

Lakeland originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, Lakeland records the servicing assets retained. Lakeland records mortgage servicing rights and the loans based on relative fair values at the date of origination and evaluates the mortgage servicing rights for impairment at each reporting period. Lakeland also originates loans that it sells to other banks and does not retain the servicing rights.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP which requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitization of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments. As of December 31, 2013, Lakeland had mortgages classified as held for sale totaling $1.2 million. No mortgage loans were identified as held for sale as of December 31, 2012.

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2013, Lakeland had originated mortgage servicing rights of $274,000.

Under the amortization measurement method, Lakeland subsequently measures servicing rights at fair value at each reporting date and records any impairment in value of servicing assets in earnings in the period in which the impairment occurs. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Servicing fee income, which is reported on the income statement as commissions and fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan, and are recorded as income when earned.

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

Customer Derivatives

Lakeland enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in offsetting terms to swaps that Lakeland enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. Lakeland’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. Further discussion of Lakeland’s financial derivatives is set forth in Note 18 to the Consolidated Financial Statements.

The credit risk associated with derivatives executed with customers is similar as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income on the consolidated statement of operations.

Restrictions On Cash And Due From Banks

A portion of Lakeland’s cash on hand and on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

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

We recognize the overfunded or underfunded status of pension and postretirement benefit plans in accordance with U.S. GAAP. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations are recognized as a component of Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost.

Stock-Based Compensation

The Company’s shareholders approved the 2009 Equity Compensation Program, which authorizes the granting of incentive stock options, supplemental stock options, restricted shares and restricted stock units to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes the issuance of up to 2.2 million shares in connection with options and awards granted under the 2009 program. The Company’s stock option grants under this plan expire 10 years from the date of grant, ninety days after termination of service other than for cause, or one year after death or disability of the grantee. As of December 31, 2013, the Company has no option or restricted stock awards issued with market or performance conditions attached to them. The Company generally issues shares for option exercises from its treasury stock using the cost method or issues new shares if no treasury shares are available.

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

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. The following shows supplemental non-cash investing and financing activities for the periods presented:

	2013	2012	2011
	(in thousands)
Transfer of loans and leases receivable to other real estate owned and other repossessed assets	$3,565	$1,068	$2,482
Cash paid for income taxes	12,051	9,382	8,874
Cash paid for interest	10,804	16,334	20,366
Transfer of leases from held for sale to held for investment	—	—	1,517
Acquisition of Somerset Hills Bancorp:
Non-cash assets acquired:
Investment securities available for sale	1,777	—	—
Investment securities held for maturity	8,686	—	—
Loans, including loans held for sale	246,459	—	—
Goodwill and other intangible assets, net	25,574	—	—
Other assets	15,653	—	—
Total non-cash assets acquired	298,149
Liabilities assumed:
Deposits	311,801	—	—
Other liabilities	1,745	—	—
Total liabilities assumed	313,546	—	—
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	58,919	—	—

Comprehensive Income

The Company reports comprehensive income in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Goodwill and Other Identifiable Intangible Assets

The Company has goodwill of $110.0 million at December 31, 2013 which includes $22.9 million from the Somerset Hills acquisition and $87.1 million from prior acquisitions. Total goodwill was $87.1 million at December 31, 2012. The Company recorded $2.7 million in Core Deposit Intangible from the Somerset Hills Acquisition in 2013 and recorded $288,000 in core deposit amortization in 2013. Core deposit intangible was $2.4 million on December 31, 2013 compared to no core deposit intangible on December 31, 2012. Core deposit intangibles were $578,000 at December 31, 2010 which was fully amortized in 2011.

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

The Company performed a qualitative analysis to determine whether “the weight of evidence, the significance of all identified events and circumstances” indicated a greater than 50% likelihood existed that the carrying value of the Reporting Unit exceeded its fair value and if a Step One Test would be required. The Company identified nine qualitative assessments that are relative to the banking industry and to the Company. These factors included macroeconomic factors, banking industry conditions, banking merger and acquisition trends, Lakeland’s historical performance, the Company’s stock price, the expected performance of Lakeland, the change of control premium of the Company versus its peers and other miscellaneous factors. After reviewing and weighting these factors, the Company, as well as a third party adviser, determined as of November 30, 2013 that there was a less than 50% probability that the fair value of the Company was less than its carrying amount. Therefore, no Step One test was required.

Bank Owned Life Insurance

Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is owner and beneficiary of the policies. At December 31, 2013 and 2012, Lakeland had $56.0 million and $46.1 million, respectively, in BOLI. Income earned on BOLI was $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in income earned on BOLI in 2013 compared to 2012 was due to an increase in policies resulting from the Somerset Hills acquisition.

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

Variable Interest Entities

Management has determined that Lakeland Bancorp Capital Trust II and Lakeland Bancorp Capital Trust IV (collectively, “the Trusts”) qualify as variable interest entities. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company. The Company is not considered the primary beneficiary of the Trusts, therefore the Trusts are not consolidated in the Company’s financial statements.

The Company’s maximum exposure to the Trusts is $40 million at December 31, 2013 which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.

The Federal Reserve has issued guidance on the regulatory capital treatment for the trust preferred securities issued by the Trusts. The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule allows bank holding companies to continue to count trust preferred securities as Tier 1 Capital. The Company’s capital ratios continue to be categorized as “well-capitalized” under the regulatory framework for prompt corrective action. Under the Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act, any new issuance of trust preferred securities by the Company would not be eligible as regulatory capital.

New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

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

NOTE 2—ACQUISITIONS

On May 31, 2013, the Company completed its acquisition of Somerset Hills Bancorp (“Somerset Hills”), a bank holding company headquartered in Bernardsville, New Jersey. Somerset Hills was the parent of Somerset

Hills Bank, Sullivan Financial Services, Inc., and Somerset Hills Investment Holdings, Inc. This acquisition enables the Company to expand into Somerset and Union counties, and broaden its presence in Morris County. Effective as of the close of business on May 31, 2013, Somerset Hills Bancorp merged into the Company, and Somerset Hills Bank merged into Lakeland Bank. The Merger Agreement provided that the shareholders of Somerset Hills Bancorp would receive, at their election, for each outstanding share of Somerset Hills Bancorp common stock that they own at the effective time of the merger, either 1.1962 shares of Lakeland Bancorp common stock or $12.00 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration was shares of Lakeland Bancorp common stock and 10% was cash. Lakeland Bancorp issued an aggregate of 5,794,079 shares of its common stock in the merger, and also assumed outstanding Somerset Hills Bancorp stock options (which were converted into options to purchase Lakeland Bancorp common stock). Lakeland Bancorp paid $6.5 million in cash in the transaction.

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

Consideration Paid

Lakeland Bancorp stock issued	$57,419
Cash Payment	6,460
Fair value of Somerset Hills stock options converted to Lakeland Bancorp stock options	1,500

Total Consideration Paid	$65,379

Recognized amounts of identifiable assets and liabilities assumed at fair value
Cash and cash equivalents	$80,776
Securities available for sale	1,777
Securities held to maturity	8,686
Federal Home Loan Bank stock	493
Loans and leases	243,927
Loans held for sale	2,532
Premises and equipment	5,214
Identifiable intangible assets	2,712
Accrued interest receivable and other assets	9,946
Deposits	(311,801)
Other liabilities	(1,745)

Total identifiable assets	$42,517

Goodwill	$22,862

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

The following is a summary of the loans acquired in the Somerset Hills acquisition as of the closing date.

(in thousands)	Acquired Credit Impaired Loans	Acquired Non- Credit Impaired Loans	Total Acquired Loans
Contractually required principal and interest at acquisition	$4,507	$352,148	$356,655
Contractual cash flows not expected to be collected (non-accretable difference)	2,541	—	2,541

Expected cash flows at acquisition	$1,966	$352,148	$354,114
Interest component of expected cash flows (accretable difference)	322	107,333	107,655

Fair value of acquired loans, including mortgages held for sale	$1,644	$244,815	$246,459

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

Direct costs related to the acquisition were expensed as incurred. During 2013, the Company incurred $2.8 million, of merger and acquisition integration-related expenses, which have been separately reflected in the Company’s Consolidated Statements of Operations.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Somerset Hills operations included in our Consolidated Statements of Income from the date of the acquisition (May 31, 2013) through December 31, 2013 under the column “Actual from acquisition date through December 31, 2013.” In addition, the table provides unaudited condensed pro forma financial information assuming that the Somerset Hills acquisition had been completed as of January 1, 2013, for the year ended December 31, 2013 and as of January 1, 2012 for the year ended December 31, 2012. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Somerset Hills’ operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

(in thousands)	Actual from acquisition to December 31, 2013	(unaudited) Pro-forma December 31, 2013	(unaudited) Pro-forma December 31, 2012
Net interest income	$6,077	$109,313	$107,402
Noninterest income	889	22,096	21,753
Noninterest expense	3,796	80,731	77,340
Net income	2,116	27,828	24,277
Earnings per share:
Fully diluted		$0.78	$0.73

Core Deposit Intangible

As stated above, the Company recorded $2.7 million in core deposit intangible for the Somerset Hills acquisition. Year-to-date, it has amortized $288,000 in core deposit intangible. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the year ended:
2014	$464
2015	415
2016	366
2017	316
2018	267

NOTE 3—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

AVAILABLE FOR SALE	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$72,828	$—	$(2,663)	$70,165	$86,002	$577	$(8)	$86,571
Mortgage-backed securities, residential	310,088	1,752	(7,338)	304,502	235,052	5,086	(579)	239,559
Obligations of states and political subdivisions	36,482	914	(523)	36,873	36,848	1,832	(60)	38,620
Other debt securities	3,541	37	(158)	3,420	13,576	189	(321)	13,444
Equity securities	15,433	1,097	(384)	16,146	14,984	608	(76)	15,516

	$438,372	$3,800	$(11,066)	$431,106	$386,462	$8,292	$(1,044)	$393,710

HELD TO MATURITY	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. government agencies	$19,732	$3	$(576)	$19,159	$16,089	$385	$—	$16,474
Mortgage-backed securities, residential	34,596	524	(1,025)	34,095	39,065	1,313	(27)	40,351
Mortgage-backed securities, multifamily	2,355	—	(166)	2,189	1,421	—	(13)	1,408
Obligations of states and political subdivisions	43,521	495	(770)	43,246	38,801	1,068	(68)	39,801
Other debt securities	1,540	165	—	1,705	1,549	201	—	1,750

	$101,744	$1,187	$(2,537)	$100,394	$96,925	$2,967	$(108)	$99,784

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$3,946	$3,984	$7,246	$7,288
Due after one year through five years	37,961	37,969	18,022	18,519
Due after five years through ten years	68,141	66,023	32,521	31,635
Due after ten years	2,803	2,482	7,004	6,668

	112,851	110,458	64,793	64,110
Mortgage-backed securities	310,088	304,502	36,951	36,284
Equity securities	15,433	16,146	—	—

Total securities	$438,372	$431,106	$101,744	$100,394

The following table shows proceeds from sales of securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Sale proceeds	$64,020	$97,824	$92,409
Gross gains	893	1,364	1,285
Gross losses	(54)	(315)	(56)

Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $324.8 million and $328.4 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

December 31, 2013	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. treasury and U.S. government agencies	$70,165	$2,663	$—	$—	16	$70,165	$2,663
Mortgage-backed securities, residential	177,262	6,730	10,724	608	51	187,986	7,338
Obligations of states and political subdivisions	8,500	328	2,087	195	21	10,587	523
Other debt securities	—	—	805	158	1	805	158
Equity securities	—	—	10,215	384	3	10,215	384

	$255,927	$9,721	$23,831	$1,345	92	$279,758	$11,066

December 31, 2013	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
HELD TO MATURITY
U.S. government agencies	$14,153	$576	$—	$—	5	$14,153	$576
Mortgage-backed securities, residential	$22,939	$889	$1,097	$136	11	$24,036	$1,025
Mortgage-backed securities, multifamily	895	99	1,294	67	2	2,189	166
Obligations of states and political subdivisions	17,826	607	1,456	163	51	19,282	770

	$55,813	$2,171	$3,847	$366	69	$59,660	$2,537

December 31, 2012	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. government agencies	$3,992	$8	$—	$—	1	$3,992	$8
Mortgage-backed securities, residential	30,359	572	3,239	7	10	33,598	579
Obligations of states and political subdivisions	2,825	60	—	—	7	2,825	60
Other debt securities	—	—	5,661	321	2	5,661	321
Equity securities	4,621	76	—	—	2	4,621	76

	$41,797	$716	$8,900	$328	22	$50,697	$1,044

HELD TO MATURITY
Mortgage-backed securities, residential	$1,239	$27	$—	$—	1	$1,239	$27
Mortgage-backed securities, multifamily	1,408	13	—	—	1	$1,408	13
Obligations of states and political subdivisions	3,705	63	371	5	10	4,076	68

	$6,352	$103	$371	$5	12	$6,723	$108

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

As of December 31, 2013, the equity securities include investments in other financial institutions for market appreciation purposes. These equities had a net amortized cost of $2.2 million and market value of $3.2 million as of December 31, 2013.

As of December 31, 2013, equity securities also included $12.9 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2013, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.3 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of December 31, 2013, the amortized cost of these securities was $10.3 million and the fair value was $10.0 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

NOTE 4—LOANS AND LEASES AND OTHER REAL ESTATE

The following sets forth the composition of Lakeland’s loan and lease portfolio for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(in thousands)
Commercial, secured by real estate	$1,389,861	$1,125,137
Commerical, industrial and other	213,808	216,129
Leases	41,332	26,781
Real estate-residential mortgage	432,831	423,262
Real estate-construction	53,119	46,272
Home equity and consumer	339,338	309,626

Total loans and leases	2,470,289	2,147,207
Less deferred fees	(1,273)	(364)

Loans and leases, net of deferred fees	$2,469,016	$2,146,843

As of December 31, 2013 and 2012, Home Equity and Consumer loans included overdraft deposit balances of $590,000 and $532,000, respectively. At December 31, 2013 and December 31, 2012, Lakeland had $263.1 million and $203.1 million in residential loans pledged for potential borrowings at the Federal Home Loan Bank of New York (FHLB).

The carrying value of loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $1.7 million at December 31, 2013, which was substantially the same as the balance at the acquisition date of May 31, 2013. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Lakeland elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

There was credit deterioration related to one loan between May 31, 2013 (the “acquisition date”) and December 31, 2013. As of December 31, 2013, Lakeland has evaluated this loan for impairment, recognizing a valuation allowance in the allowance for loan and lease losses. Lakeland recognized $46,000 of interest income on the loans acquired.

Portfolio Segments

Lakeland currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments which are levels at which Lakeland develops and documents its systematic methodology to determine the allowance for loan and lease losses attributable to each respective portfolio segment. These segments are:

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

•

Real estate—construction—construction loans, as defined, are intended to finance the construction of commercial properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

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

Non-accrual and Past Due Loans

The following schedule sets forth certain information regarding Lakeland’s non-accrual loans and leases, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings:

	At December 31,
(in thousands)	2013	2012
Commercial, secured by real estate	$7,697	$10,511
Commercial, industrial and other	88	1,476
Leases	—	32
Real estate—residential mortgage	6,141	8,733
Real estate—construction	831	4,031
Home equity and consumer	2,175	3,197

Total non-accrual loans and leases	16,932	27,980
Other real estate and other repossessed assets	520	529

TOTAL NON-PERFORMING ASSETS	$17,452	$28,509

Troubled debt restructurings, still accruing	$10,289	$7,336

Non-accrual loans included $2.3 million and $3.4 million of troubled debt restructurings for the years ended December 31, 2013 and 2012, respectively.

An age analysis of past due loans, segregated by class of loans as of December 31, 2013 and 2012 is as follows:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$7,355	$5,438	$6,059	$18,852	$1,371,009	$1,389,861	$697
Commercial, industrial and other	482	159	20	661	213,147	213,808	—
Leases	77	179	—	256	41,076	41,332	—
Real estate—residential mortgage	5,792	1,306	5,365	12,463	420,368	432,831	414
Real estate—construction	—	—	831	831	52,288	53,119	—
Home equity and consumer	1,776	533	2,884	5,193	334,145	339,338	886

	$15,482	$7,615	$15,159	$38,256	$2,432,033	$2,470,289	$1,997

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$3,831	$2,308	$10,511	$16,650	$1,108,487	$1,125,137	$—
Commercial, industrial and other	400	171	1,476	2,047	214,082	216,129	—
Leases	367	36	32	435	26,346	26,781	—
Real estate—residential mortgage	2,370	821	10,012	13,203	410,059	423,262	1,279
Real estate—construction	1,100	—	4,031	5,131	41,141	46,272	—
Home equity and consumer	2,479	363	3,355	6,197	303,429	309,626	158

	$10,547	$3,699	$29,417	$43,663	$2,103,544	$2,147,207	$1,437

Impaired Loans

Lakeland’s policy regarding impaired loans is discussed in Note 1—Summary of Accounting Policies—Loans and Leases and Allowance for Loan and Lease Losses. In 2013, Lakeland increased its threshold for groups of impaired loans to group in homogenous pools from $250,000 to $500,000. As a result, $2.0 million in loans were included in loans that had a specific allowance as of December 31, 2013, and the specific allowance on these loans was $205,000. Impaired loans for the year ended December 31, 2013, 2012 and 2011 are as follows:

December 31, 2013	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$8,223	$9,656	$—	$198	$8,853
Commercial, industrial and other	4,020	4,118	—	189	4,333
Leases	—	—	—	—	—
Real estate-residential mortgage	617	672	—	—	622
Real estate-construction	501	2,411	—	—	2,111
Home equity and consumer	17	17	—	1	17

Loans with specific allowance:
Commercial, secured by real estate	10,152	10,217	739	442	9,727
Commercial, industrial and other	155	155	31	5	396
Leases	—	—	—	—	—
Real estate-residential mortgage	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Home equity and consumer	934	936	140	42	907
Total:
Commercial, secured by real estate	$18,375	$19,873	$739	$640	$18,580
Commercial, industrial and other	4,175	4,273	31	194	4,729
Leases	—	—	—	—	—
Real estate—residential mortgage	617	672	—	—	622
Real estate-construction	501	2,411	—	—	2,111
Home equity and consumer	951	953	140	43	924

	$24,619	$28,182	$910	$877	$26,966

December 31, 2012	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$16,458	$21,665	$—	$495	$18,301
Commercial, industrial and other	4,896	4,932	—	116	3,838
Leases	—	—	—	—	—
Real estate-residential mortgage	360	360	—	6	385
Real estate-construction	3,332	4,433	—	—	5,533
Home equity and consumer	369	369	—	1	360

Loans with specific allowance:
Commercial, secured by real estate	3,346	4,088	368	46	3,825
Commercial, industrial and other	808	871	219	1	769
Leases	—	—	—	—	—
Real estate-residential mortgage	288	288	43	4	374
Real estate-construction	698	1,085	97	—	1,445
Home equity and consumer	976	976	146	55	934
Total:
Commercial, secured by real estate	$19,804	$25,753	$368	$541	$22,126
Commercial, industrial and other	5,704	5,803	219	117	4,607
Leases	—	—	—	—	—
Real estate—residential mortgage	648	648	43	10	759
Real estate-construction	4,030	5,518	97	—	6,978
Home equity and consumer	1,345	1,345	146	56	1,294

	$31,531	$39,067	$873	$724	$35,764

December 31, 2011	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$19,648	$24,922	$—	$332	$14,792
Commercial, industrial and other	4,074	8,155	—	—	3,445
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	415	415	—	29	542
Real estate-construction	12,400	16,353	—	14	11,231
Home equity and consumer	400	485	—	1	14

Loans with specific allowance:
Commercial, secured by real estate	3,920	6,421	392	18	6,209
Commercial, industrial and other	534	647	172	—	768
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	561	570	75	19	332
Real estate-construction	244	518	24	—	333
Home equity and consumer	949	963	142	34	800
Total:
Commercial, secured by real estate	$23,568	$31,343	$392	$350	$21,001
Commercial, industrial and other	4,608	8,802	172	—	4,213
Leases, including leases held for sale	—	—	—	—	—
Real estate—residential mortgage	976	985	75	48	874
Real estate-construction	12,644	16,871	24	14	11,564
Home equity and consumer	1,349	1,448	142	35	814

	$43,145	$59,449	$805	$447	$38,466

Interest which would have been accrued on impaired loans and leases during 2013, 2012 and 2011 was $2.2 million, $2.8 million and $2.9 million, respectively.

Credit Quality Indicators

The class of loans are determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, department heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows Lakeland’s commercial loan portfolio as of December 31, 2013 and 2012, by the risk ratings discussed above (in thousands):

December 31, 2013	Commercial,	Commercial,
	secured by	Industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$952	$—
2	—	12,964	—
3	70,811	9,263	—
4	442,933	60,002	1,178
5	754,275	85,939	48,243
5W—Watch	38,893	12,278	—
6—Other Assets Especially Mentioned	27,640	9,596	1,245
7—Substandard	55,309	22,814	2,453
8—Doubtful	—	—	—
9—Loss	—	—	—

Total	$1,389,861	$213,808	$53,119

December 31, 2012	Commercial,	Commercial,
	secured by	Industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$996	$—
2	—	12,899	—
3	44,448	15,676	—
4	350,145	62,676	795
5	623,912	88,033	34,682
5W—Watch	43,515	13,261	—
6—Other Assets Especially Mentioned	21,132	2,845	6,535
7—Substandard	41,817	19,743	4,260
8—Doubtful	168	—	—
9—Loss	—	—	—

Total	$1,125,137	$216,129	$46,272

This table does not include consumer or residential loans or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the years ended December 31, 2013, 2012 and 2011:

12/31/2013	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$—	$28,931
Charge-offs	(2,026)	(1,324)	(206)	(1,257)	(3,854)	(1,624)	—	(10,291)
Recoveries	1,061	260	121	99	14	283	—	1,838
Provision	(830)	1,292	11	804	3,795	1,241	3,030	9,343

Ending Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821

Ending Balance: Individually evaluated for impairment	$739	$31	—	$—	$—	$140	$—	$910
Ending Balance: Collectively evaluated for impairment	13,724	5,300	504	3,214	542	2,597	3,030	$28,911
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,375	$4,175	—	$617	$501	$951	$—	$24,619
Ending Balance: Collectively evaluated for impairment	1,371,486	209,633	41,332	432,214	52,618	337,976	—	$2,445,259
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	411	—	$411

Ending Balance(1)	$1,389,861	$213,808	$41,332	$432,831	$53,119	$339,338	$—	$2,470,289

(1)	Excludes deferred fees

12/31/2012	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416
Charge-offs	(7,287)	(949)	(999)	(1,822)	(2,888)	(2,074)	(16,019)
Recoveries	280	428	504	66	43	306	1,627
Provision	6,647	2,147	385	2,247	2,008	1,473	14,907

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Ending Balance: Individually evaluated for impairment	$368	$219	$—	$43	$97	$146	$873
Ending Balance: Collectively evaluated for impairment	15,890	4,884	578	3,525	490	2,691	$28,058

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$19,804	$5,704	$—	$648	$4,030	$1,345	$31,531
Ending Balance: Collectively evaluated for impairment	1,105,333	210,425	26,781	422,614	42,242	308,281	$2,115,676

Ending Balance(1)	$1,125,137	$216,129	$26,781	$423,262	$46,272	$309,626	$2,147,207

(1)	Excludes deferred costs

12/31/2011	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$11,366	$5,113	$3,477	$2,628	$2,176	$2,571	$27,331
Charge-offs	(5,352)	(5,249)	(2,858)	(1,772)	(3,636)	(3,010)	(21,877)
Recoveries	2,084	439	1,206	32	67	318	4,146
Provision	8,520	3,174	(1,137)	2,189	2,817	3,253	18,816

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Ending Balance: Individually evaluated for impairment	$392	$172	$—	$75	$24	$142	$805
Ending Balance: Collectively evaluated for impairment	16,226	3,305	688	3,002	1,400	2,990	$27,611

Ending Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$23,568	$4,608	$—	$976	$12,644	$1,349	$43,145
Ending Balance: Collectively evaluated for impairment	989,414	205,307	28,879	405,246	66,494	302,841	$1,998,181

Ending Balance(1)	$1,012,982	$209,915	$28,879	$406,222	$79,138	$304,190	$2,041,326

(1)	Excludes deferred costs

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $1.2 million and $1.1 million at December 31, 2013 and December 31, 2012, respectively. Lakeland analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

Troubled Debt Restructurings

Troubled debt restructurings are those loans where significant concessions have been made due to borrowers’ financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, an extended moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate of a new loan with similar risk. Lakeland considers the potential losses on these loans as well as the remainder of its impaired loans when considering the adequacy of the allowance for loan losses.

The following table summarizes loans that have been restructured during the periods presented:

	For the year ended December 31, 2013			For the year ended December 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	8	$3,637	$2,988	10	$2,231	$2,231
Commercial, industrial and other	1	127	121	6	4,421	4,421
Leases	—	—	—	—	—	—
Real estate—residential mortgage	1	179	179	—	—	—
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	2	158	157	1	55	55

	12	$4,101	$3,445	17	$6,707	$6,707

The following table summarizes as of December 31, 2013 and 2012, loans that were restructured within the last 12 months that have subsequently defaulted:

	For the year ended December 31, 2013		For the year ended December 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	2	$272
Commercial, industrial and other	—	—	1	142
Leases	—	—	—	—
Real estate—residential mortgage	—	—	—	—
Real estate—construction	—	—	—	—
Home equity and consumer	1	147	—	—

	1	$147	3	$414

Related Party Loans

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2013, loans to these related parties amounted to $25.0 million. There were new loans of $9.6 million to related parties and repayments of $12.7 million from related parties in 2013.

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2013, Lakeland had $1.2 million in mortgages held for sale compared to no mortgages held for sale as of December 31, 2012.

Leases

Lakeland had no leases held for sale on December 31, 2013, 2012 and 2011. During the first quarter of 2011, management reclassified $1.5 million of leases held for sale to held for investment because management’s intent regarding these leases had changed. The following table shows the components of gains on leasing related assets for the periods presented:

	For the years ended December 31,
(in thousands)	2013	2012	2011
Gains on sales of leases	$—	$—	$143
Realized gains on paid off leases	51	471	883
Gains (losses) on sales of other repossessed assets	12	4	(52)

Total gains on leasing related assets	$63	$475	$974

Gains (losses) on held for sale leasing assets are included in other income along with other miscellaneous leasing income typically recorded in Lakeland’s leasing business.

Future minimum lease payments of lease receivables are as follows (in thousands):

2014	$14,387
2015	11,634
2016	8,255
2017	5,155
2018	1,716
thereafter	185

$41,332

Other Real Estate and Other Repossessed Assets

At December 31, 2013, Lakeland had other repossessed assets and other real estate owned of $54,000 and $466,000, respectively. At December 31, 2012, Lakeland had other repossessed assets and other real estate owned of $77,000 and $452,000, respectively. For the years ended December 31, 2013, 2012 and 2011, Lakeland had writedowns of $0, $0 and $230,000, respectively, on other real estate and other repossessed assets which are included in other real estate and repossessed asset expense in the Statement of Operations.

NOTE 5—PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2013	2012
		(in thousands)
Land	Indefinite	$6,259	$5,245
Buildings and building improvements	10 to 50 years	34,607	30,818
Leasehold improvements	10 to 25 years	9,997	8,405
Furniture, fixtures and equipment	2 to 30 years	37,054	31,443

		87,917	75,911
Less accumulated depreciation and amortization		50,769	42,631

		$37,148	$33,280

Depreciation expense was $3.7 million, $3.1 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 6—TIME DEPOSITS

At December 31, 2013, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2014	$214,479
2015	46,981
2016	14,823
2017	17,974
2018	1,136
Thereafter	693

$296,086

NOTE 7—DEBT

Lines of Credit

As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. As of December 31, 2013 and 2012, there were no overnight borrowings from the FHLB. As of December 31, 2013, Lakeland also had overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowed $50.0 million and $72.0 million against these lines as of December 31, 2013 and 2012, respectively. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2013 or 2012.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Short-term borrowings at December 31, 2013 and 2012 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

Federal funds purchased:

	2013	2012	2011
	(dollars in thousands)
Balance at December 31	$50,000	$72,000	$28,000
Interest rate at December 31	0.37%	0.37%	0.32%
Maximum amount outstanding at any month-end during the year	$81,000	$72,000	$35,750
Average amount outstanding during the year	$8,424	$15,147	$6,674
Weighted average interest rate during the year	0.34%	0.35%	0.41%

Securities sold under agreements to repurchase:

	2013	2012	2011
	(dollars in thousands)
Balance at December 31	$31,991	$45,289	$44,131
Interest rate at December 31	0.02%	0.05%	0.09%
Maximum amount outstanding at any month-end during the year	$48,315	$49,863	$60,818
Average amount outstanding during the year	$37,277	$44,434	$52,566
Weighted average interest rate during the year	0.03%	0.06%	0.12%

Other Borrowings

FHLB Debt

At December 31, 2013, advances from the FHLB totaling $69.0 million will mature within one to five years and are reported as other borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 1.47%. In the fourth quarter of 2013, Lakeland prepaid $6.0 million of its FHLB debt that had a weighted rate of 3.99% and incurred a prepayment penalty of $683,000.

At December 31, 2012, Lakeland had advances from the FHLB totaling $25.0 million maturing within five to six years and reported as other borrowings. These advances were collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 3.73%. In the fourth quarter of 2012, Lakeland prepaid $10.0 million of its FHLB debt that had a weighted rate of 3.93% and incurred a prepayment penalty of $782,000.

FHLB debt matures as follows (in thousands):

2014	$30,000
2015	10,000
2016	10,000
2017	4,000
2018	15,000
Thereafter	—

$69,000

Long-term Securities Sold Under Agreements to Repurchase

At December 31, 2013, Lakeland had $50.0 million in long-term securities sold under agreements to repurchase compared to $60.0 million at December 31, 2012. These securities were able to be called at various dates starting in 2009. These advances are collateralized by certain securities. The advances had a weighted average interest rate of 2.51% and 2.59% on December 31, 2013 and December 31, 2012, respectively. During the first quarter of 2013, Lakeland prepaid $10.0 million of its long-term securities sold under agreements to repurchase that had a rate of 2.90% and incurred a prepayment penalty of $526,000. These long-term securities sold under agreements to repurchase mature as follows (in thousands):

2014	$—
2015	—
2016	10,000
2017	10,000
2018	10,000
Thereafter	20,000

$50,000

The above FHLB debt and long-term securities sold under agreements to repurchase are collateralized by certain securities. At times the market value of securities collateralizing our borrowings may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional securities to meet that margin call.

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

NOTE 8—STOCKHOLDERS’ EQUITY

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

On September 4, 2012, the Company issued and sold an aggregate of 2,667,253 shares of common stock at a price of $9.65 per share pursuant to a takedown off of the Company’s shelf registration statement. The Company received net proceeds of $25.0 million which it used to repay $25.8 million in junior subordinated debentures on October 7, 2012. See Note 7 for further details.

On March 19, 2012, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on April 16, 2012, to holders of record as of March 30, 2012. On January 14, 2011, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on February 16, 2011, to holders of record as of January 31, 2011.

In February 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the U.S. Treasury), pursuant to which the Company sold 59,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share and a warrant to purchase 1,046,901 shares of the Company’s common stock, for $59.0 million in cash. The redemption of the preferred shares was completed in three transactions with 20,000 shares redeemed in August 2010, 20,000 shares redeemed in March 2011, and the remaining 19,000 shares redeemed in February 2012. The preferred shares paid an annual dividend of 5% per share during the period the shares were outstanding. The warrant was issued with an initial exercise price of $8.45 (adjusted for stock dividends) and a ten year term and was exercisable immediately, in whole or in part. The value of the warrant was allocated a portion of the $59.0 million in issuance proceeds. The allocation of this value was based on the relative fair value of the preferred shares and the warrant to the combined fair value. Accordingly, the value of the warrant was determined to be $3.3 million and recorded in common stock in the consolidated statements of condition. This non-cash amount was considered a discount to the preferred stock and to be amortized over a five year period using the interest method and accreted as a dividend recorded on the preferred shares. A portion of the unamortized discount was recognized in a charge to earnings on the date of the respective redemptions of the preferred shares. The warrant was included in the diluted average common shares outstanding except in periods for which its effects would be anti-dilutive. On February 29, 2012, the Company completed the redemption of the warrant for $2.8 million. The redemption of the warrant resulted in a reduction of common stock during the first quarter of 2012.

NOTE 9—INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current tax provision	$12,286	$9,520	$8,540
Deferred tax provision	164	576	172

Total provision for income taxes	$12,450	$10,096	$8,712

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Federal income tax, at statutory rates	$13,097	$11,143	$9,999
Increase (deduction) in taxes resulting from:
Non-taxable interest income	(1,370)	(1,296)	(1,387)
State income tax, net of federal income tax effect	339	192	246
Other, net	384	57	(146)

Provision for income taxes	$12,450	$10,096	$8,712

The net deferred tax asset consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$12,688	$12,271
Share based compensation plans	553	356
Purchase accounting fair market value adjustments	688	—
Non-accrued interest	389	627
Deferred compensation	1,671	1,357
Other than temporary impairment loss on investment securities	255	374
Unrealized losses on securities available for sale	2,620	—
Unfunded pension benefits	20	298
Other, net	771	590

Deferred tax assets	19,655	15,873

Deferred tax liabilities:
Core deposit intangible from acquired companies	990	—
Deferred loan costs	1,338	1,365
Prepaid expenses	457	377
Depreciation and amortization	1,514	1,172
Deferred gain on securities	194	194
Unrealized gains on securities available for sale	—	2,695
Other	659	531

Deferred tax liabilities	5,152	6,334

Net deferred tax assets, included in other assets	$14,503	$9,539

As a result of the acquisition of Somerset Hills, the Company recorded a net deferred tax asset of $93,000.

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2013 will be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

(in thousands)	2013	2012
Balance at January 1	$168	$252
Additions for tax positions of prior years	12	22
Reductions for tax positions resulting from lapse of statute of limitations	(52)	(106)
Settlements	(17)	—

Balance at December 31	$111	$168

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $19,000 and $19,000 for the payment of interest and penalties at December 31, 2013 and 2012, respectively.

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2010 or to state and local examinations by tax authorities for the years before 2009.

NOTE 10—EARNINGS PER SHARE

The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock. The following tables present the computation of basic and diluted earnings per share for the periods presented.

Year ended December 31, 2013
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$24,969	33,088	$0.75
Less: earnings allocated to participating securities	178		0.00

Net income available to common shareholders	$24,791	33,088	$0.75

Effect of dilutive securities
Stock options and restricted stock	—	152	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$24,791	33,240	$0.75

Options to purchase 341,276 shares of common stock at a weighted average of $12.51 per share were not included in the computation of diluted earnings per share because the option price and the grant date price were greater than the average market price during the period.

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

NOTE 11—EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $600,000 for 2013, $625,000 for 2012 and $675,000 for 2011.

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

Former CEO Retirement Benefits

Metropolitan State Bank entered into an agreement in January 1997 with its former CEO, which provides for an annual retirement benefit of $35,000 for a fifteen year period. In February 1999, the Company entered into an additional agreement with this CEO. Such agreement provides for an additional retirement benefit of $35,000 per annum for a fifteen year period. During 2013, 2012 and 2011, $0, $1,000 and $5,000, respectively, was charged to operations related to these obligations.

Benefit Obligations from Somerset Hills Acquisition

Somerset Hills entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its former Chief Executive Officer and its Chief Financial Officer which entitles them to a benefit of $48,000 and

$24,000, respectively, per year for 15 years after the earlier of retirement or death. The beneficiary of the Chief Financial Officer is currently being paid out under the plan. As of December 31, 2013, the Company has a liability of $590,000 for this SERP and has recognized an expense of $50,000 in 2013.

Retirement Savings Plans (401(k) plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 50% of the employee’s contributions. The Company’s contributions in 2013, 2012 and 2011 totaled $715,000, $628,000 and $596,000, respectively.

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

The following table shows the fair value and the portfolio allocations of the assets in the Plan by type of investment as of December 31 for the years presented (dollars in thousands):

	December 31, 2013		December 31, 2012
	Market Value	Percent of Assets	Market Value	Percent of Assets
Cash and cash equivalents	$89	5%	$125	7%
Fixed Income Mutual funds	568	29%	513	29%
U.S. Large-Cap funds	466	23%	394	22%
U.S. Mid- and Small-Cap funds	148	7%	124	7%
U.S. Balanced funds	315	16%	252	14%
International funds	301	15%	275	16%
Commodity funds	100	5%	83	5%

	$1,987	100%	$1,766	100%

The accumulated benefit obligation as of December 31 is as follows:

(in thousands)	2013	2012
Accumulated postretirement benefit obligation	$2,407	$2,200
Interest Cost	90	87
Actuarial (gain) loss	(295)	176
Estimated benefit payments	(175)	(56)

Total accumulated postretirement benefit obligation	2,027	2,407

Fair value of plan assets beginning of period	1,766	1,484
Return on plan assets	236	178
Benefits paid	(175)	(56)
Contribution	160	160

Fair value of plan assets at end of year	1,987	1,766
Funded status	(40)	(641)
Unrecognized net actuarial loss	—	—

Liability	$(40)	$(641)

Accumulated benefit obligation	$2,027	$2,407

The components of net periodic pension cost are as follows:

(in thousands)	2013	2012	2011
Amortization of actuarial loss	$82	$72	$47
Interest cost on APBO	90	87	97
Expected return on plan assets	(72)	(76)	(89)

Net periodic postretirement cost	$100	$83	$55

The benefits expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows (in thousands):

2014	$138
2015	65
2016	153
2017	178
2018	142
2018—2022	577

The Company expects its contribution to be $160,000 in 2014.

The Company and its actuary use certain assumptions in measuring the benefit obligation. The most significant of these is the discount rate used to measure the present value of the benefit obligations and the expense to be used in the following year financial statements. The Company uses the projected cash flows of the pension plan and the Citigroup pension liability index to develop the discount rate. The pension plan’s expected return on plan assets is based on historical investment return experience and is impacted by the target allocation of assets. There is no assumption on the rate of compensation because the plan is frozen and no participants are accruing benefits on the plan.

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

	2013	2012
Discounted rate	4.75%	3.75%
Expected return on plan assets	4.75%	4.00%
Rate of Compensation	0.00%	0.00%

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2013, 2012 and 2011 there were no charges related to this plan. As of December 31, 2013 and 2012, the accrued liability for these plans was $270,000 and $271,000, respectively.

Supplemental Executive Retirement Plans

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its former CEO that provides annual retirement benefits of $150,000 a year for a 15 year period when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for a 15 year period when the CEO reaches the age of 65. In November 2008, the Company entered into a SERP with its Senior Executive Vice President and Chief Operating Officer that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2013, 2012 and 2011, the Company recorded compensation expense of $247,000, $434,000 and $233,000, respectively, for these plans.

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

	December 31,
	2013	2012
	(in thousands)
Accrued plan cost included in other liabilities	$885	$1,093

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial (gain) loss	($198)	$82
Unrecognized prior service cost	—	—

Amounts not recognized as a component of net postretirement benefit cost (benefit)	($198)	$82

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$29	$30	$24
Interest cost	36	41	48
Amortization of prior service cost	21	26	23

	$86	$97	$95

A discount rate of 4.75% and 3.75% was assumed in the plan valuation for 2013 and 2012, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2014	$65
2015	75
2016	75
2017	70
2018	68
2019-2023	175

The Company expects its contribution to the director’s retirement plan to be $65,000 in 2014.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2014 is $26,000.

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

On May 31, 2013, the Company granted options to purchase 50,000 shares (25,000 shares each) to two new non-employee directors of the Company at an exercise price of $9.91 per share under the 2009 program. The directors’ options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant.

The estimated fair values were determined on the dates of grant using the Black-Scholes Option pricing model. The fair value of the Company’ stock option awards are expensed on a straight-line basis over the vesting period of the stock option. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. The expected volatility computation is based on historical volatility over a period approximating the expected term of the option. The dividend yield is based on the annual dividend payment per share, divided by the grant date stock price. The expected option term is estimated examining historical terms on similar option grants and is a function of the option life and the vesting period.

The fair value of these options were estimated using the Black-Scholes pricing model with the following weighted average assumptions:

Risk-free interest rates	1.55%
Expected dividend yield	2.82%
Expected volatility	45.45%
Expected lives (years)	7.00
Weighted average fair value of options granted	$3.48

There were no stock options granted in 2012 or 2011. As of December 31, 2013 and 2012, 197,881 and 179,785 options granted to directors were outstanding, respectively.

The Company also assumed the outstanding options granted under Somerset Hills’ stock option plans at the time of merger. Based on the conversion ratio in the merger, the Company assumed options to purchase 376,372 shares of Lakeland stock in these plans at a weighted average exercise price of $6.65. The fair value of these options were estimated using the Black Scholes pricing model with the following range of assumptions:

Risk-free interest rates	0.04%—1.55%
Expected dividend yield	2.82%
Expected volatility	13% to 47%
Expected lives (years)	3 months—7 years
Weighted average fair value of options granted	$ 3.98

As of December 31, 2013, there was 92,339 options outstanding under these plans.

As of December 31, 2013 and 2012, outstanding options to purchase common stock granted to key employees were 199,900 and 295,912, respectively.

Excess tax benefits (losses) of stock based compensation were $142,000, $4,000 and $(3,000) for the years 2013, 2012 and 2011, respectively.

A summary of the status of the Company’s option plans as of December 31, 2013 and the changes during the year ending on that date is represented below.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value

Outstanding, beginning of year	475,697	$12.31		$53,853
Granted	426,372	7.03
Exercised	(346,869)	7.41
Expired	(56,687)	12.14
Forfeited	(8,393)	12.95

Outstanding, end of year	490,120	$11.19	3.48	$754,938

Options exercisable at year-end	444,607	$11.35	2.91	$633,585

A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2013 and changes for the year then ended is presented below.

Non-vested Options	Shares	Weighted- Average Grant- date Fair Value
Non-vested, January 1, 2013	11,026	$3.11
Granted	50,000	3.48
Vested	(15,513)	3.36

Non-vested, December 31, 2013	45,513	$3.43

As of December 31, 2013, there was $124,000 of unrecognized compensation expense related to unvested stock options under the 2009 and 2000 Equity Compensation Programs. Compensation expense recognized for stock options was $72,000, $22,000 and $43,000 for 2013, 2012 and 2011, respectively.

The aggregate intrinsic values of options exercised in 2013 was $1.5 million. Exercise of stock options during 2013 resulted in cash receipts of $2.2 million. There were no options exercised in 2012. The aggregate intrinsic values of options exercised in 2011 was $78,000. Exercise of stock options during 2011 resulted in cash receipts of $72,000. The total fair value of options that vested in 2013 and 2012 were $52,000 and $34,000, respectively.

In 2011, the Company granted 100,112 shares of restricted stock at a fair value of $9.40 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. The Company uses the straight line attribution method to record the expense on its restricted stock. Compensation expense on these shares is expected to average approximately $188,000 per year for the following five years. In 2012, the Company granted 91,269 shares of restricted stock at a grant date fair value of $9.50 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $173,000 per year for the next five years. In 2013, the Company granted 104,182 shares of restricted stock at a grant date fair value of $9.88 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $206,000 per year for the next five years.

Information regarding the Company’s restricted stock for the year ended December 31, 2013 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2013	222,556	$9.15
Granted	104,182	9.87
Vested	(72,396)	8.65
Forfeited	(4,561)	9.99

Outstanding, December 31, 2013	249,781	$9.58

The total fair value of the restricted stock vested during the year ended December 31, 2013 was approximately $896,000. Compensation expense recognized for restricted stock was $823,000, $724,000 and $584,000 in 2013, 2012 and 2011, respectively. There was approximately $1.4 million in unrecognized compensation expense related to restricted stock grants as of December 31, 2013, which is expected to be recognized over a period of 2.8 years.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Obligations

Lakeland is obligated under various non-cancelable operating leases on building and land used for office space and banking purposes. These leases contain renewal options and escalation clauses. Rent expense under long-term operating leases amounted to approximately $2.5 million, $2.1 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, including rent expense to related parties of $180,000 in 2013, $227,000 in 2012, and $325,000, in 2011. At December 31, 2013, the minimum commitments under all noncancellable leases with remaining terms of more than one year and expiring through 2032 are as follows (in thousands):

Year
2014	$2,526
2015	2,296
2016	1,934
2017	1,550
2018	1,306
Thereafter	10,287

$19,899

Litigation

As previously reported, on or about February 15, 2013, the Company was served with a Civil Action Summons and Class Action Complaint, captioned Higgenbottom v. McClure, et al., that was filed in the Superior Court of New Jersey, Chancery Division, Somerset County, Docket No. C-12006-13. The complaint states that the plaintiff is bringing the class action on behalf of the public stockholders of Somerset Hills Bancorp against the Board of Directors of Somerset Hills for their alleged breach of fiduciary duties arising out of the Agreement and Plan of Merger, dated as of January 28, 2013, by and between the Company and Somerset Hills Bancorp. The merger with Somerset Hills closed on May 31, 2013.

The parties negotiated a settlement of the complaint, which was approved by the court by order dated January 30, 2014. No amounts are payable to the class under the settlement. The parties did not agree on the issue of the amount of attorney’s fees to be paid to the plaintiff. In its January 30, 2014 decision, the Court denied without prejudice the application for attorney’s fees, pending a hearing to be scheduled in the near future. Subsequent to the date of the court’s order, the parties agreed to a payment of plaintiff’s attorneys’ fees and costs in the amount of $52,500, which was approved by the court and paid by the insurance carrier.

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2013	2012
	(in thousands)

Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$589,619	$430,641
Standby letters of credit and financial guarantees written	9,244	7,922

At December 31, 2013 and 2012 there were $45,000 and $54,000, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2013 and 2012 varies based on management’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2013 is $9.2 million and they expire through 2024. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2013, Lakeland had $589.6 million in loan and lease commitments, with $486.7 million maturing within one year, $55.5 million maturing after one year but within three years, $766,000 maturing after three years but within five years, and $46.6 million maturing after five years. As of December 31, 2013, Lakeland had $9.2 million in standby letters of credit, with $8.7 million maturing within one year, $459,000 maturing after one year but within three years, and $80,000 maturing after five years.

Lakeland grants loans primarily to customers in its immediately adjacent suburban counties which include Bergen, Morris, Passaic, Sussex, Warren, Somerset, Union and Essex counties in Northern New Jersey and surrounding areas. Certain of Lakeland’s consumer loans and lease customers are more diversified nationally.

Although Lakeland has a diversified loan portfolio, a large portion of its loans are secured by commercial or residential real property. Although Lakeland has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy. Commercial and standby letters of credit were granted primarily to commercial borrowers.

NOTE 16—COMPREHENSIVE INCOME

The Company reports comprehensive income in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

	Year ended December 31, 2013
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(13,675)	$4,985	$(8,690)
Less reclassification adjustment for net gains realized in net income	839	(330)	509

Net unrealized losses on available for sale securities	(14,514)	5,315	(9,199)
Change in pension liabilities	866	(278)	588

Other comprehensive loss, net	$(13,648)	$5,037	$(8,611)

	Year ended December 31, 2012
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$2,697	$(969)	$1,728
Less reclassification adjustment for net gains realized in net income	1,049	(367)	682

Net unrealized gains on available for sale securities	1,648	(602)	1,046
Change in pension liabilities	30	(11)	19

Other comprehensive income, net	$1,678	$(613)	$1,065

	Year ended December 31, 2011
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$8,600	$(3,155)	$5,445
Less reclassification adjustment for net gains realized in net income	1,229	(430)	799

Net unrealized gains on available for sale securities	7,371	(2,725)	4,646
Change in pension liabilities	(176)	74	(102)

Other comprehensive income, net	$7,195	$(2,651)	$4,544

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Unrealized Gains and Losses on Available- for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available- for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available- for-sale Securities	Pension Items	Total
Beginning Balance	$4,552	($616)	$3,936	$3,506	($635)	$2,871	($1,140)	($533)	($1,673)

	(in thousands)
Other comprehensive income (loss) before classifications	(8,690)	588	(8,102)	1,728	19	1,747	5,445	(102)	5,343
Amounts reclassified from accumulated other comprehensive income	(509)	—	(509)	(682)	—	(682)	(799)	—	(799)

Net current period other comprehensive income (loss)	(9,199)	588	(8,611)	1,046	19	1,065	4,646	(102)	4,544

Ending balance	($4,647)	($28)	($4,675)	$4,552	($616)	$3,936	$3,506	($635)	$2,871

*	All amounts are net of tax.

NOTE 17—FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s assets that are measured at fair value on a recurring basis are its available for sale investment securities and its interest rate swaps. The Company obtains fair values on its securities using information from a third party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has a U.S. Treasury Note and certain equity securities that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, residential mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third party pricing service. This review includes a comparison to non-binding third-party quotes.

The fair values of derivatives are based on valuation models using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter-party as of the measurement date (Level 2).

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the year ended December 31, 2013 and 2012, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$4,330	65,835	$—	$70,165
Mortgage backed securities	—	304,502	—	304,502
Obligations of states and political subdivisions	—	36,873	—	36,873
Corporate debt securities	—	3,420	—	3,420
Equity securities	3,239	12,907	—	16,146

Total securities available for sale	7,569	423,537	—	431,106
Other Assets(a)	—	562	—	562

Total Assets	$7,569	424,099	—	$431,668

Other Liabilities(a)	$—	$562	$—	$562

Total Liabilities	$—	$562	$—	$562

(a)	Non-hedging interest rate derivatives

December 31, 2012
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$3,493	$83,078	$—	$86,571
Mortgage backed securities	—	239,559	—	239,559
Obligations of states and political subdivisions	—	38,620	—	38,620
Corporate debt securities	—	13,444	—	13,444
Equity securities	2,010	13,506	—	15,516

Total securities available for sale	5,503	388,207	—	393,710

Other Assets(a)	—	195	—	195

Total Assets	$5,503	$388,402	$—	$393,905

Other Liabilities(a)	$—	$195	$—	$195

Total Liabilities	$—	$195	$—	$195

(a)	Non-hedging interest rate derivatives

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$24,619	$24,619
Loans held for sale	—	1,206	—	1,206
Other real estate owned and other repossessed assets	—	—	520	520

December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$31,531	$31,531
Other real estate owned and other repossessed assets	—	—	529	529

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

The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2013 and December 31, 2012 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $5.2 million in short-term municipal bond anticipation notes that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments in municipalities in the Company’s market area, and management performs a credit analysis on the municipality before investing in these securities.

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

The net loan portfolio at December 31, 2013 and December 31, 2012 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate for new loans with similar credit risk. The valuation of our loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair values of commitments to extend credit and standby letters of credit are deemed immaterial.

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2013 and December 31, 2012:

December 31, 2013	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments—Assets
Investment securities held to maturity	$101,744	$100,394	$—	$95,194	$5,200
Federal Home Loan and other membership bank stock	7,938	7,938	—	7,938	—
Loans and leases, net	2,439,195	2,432,447	—	—	2,432,447
Financial Instruments—Liabilities
Certificates of Deposit	296,086	296,237	—	296,237	—
Other borrowings	119,000	121,870	—	121,870	—
Subordinated debentures	41,238	27,835	—	—	27,835

December 31, 2012
Financial Assets:
Investment securities held to maturity	$96,925	$99,784	$—	$87,336	$12,448
Federal Home Loan and other membership bank stock	5,382	5,382	—	5,382	—
Loans and leases	2,146,843	2,154,507	—	—	2,154,507
Financial Liabilities:
Certificates of Deposit	303,792	305,398	—	305,398	—
Other borrowings	85,000	91,325	—	91,325	—
Subordinated debentures	51,548	33,403	—	—	33,403

NOTE 18—DERIVATIVES

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that Lakeland enters into with customers to allow customers to convert variable rate loans to a fixed rate. Lakeland pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. Lakeland pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, Lakeland is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. As of December 31, 2013, Lakeland had $1.5 million in securities pledged for collateral on its interest rate swap with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

December 31, 2013	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$17,691	6.7	3.830%	1Mo Libor + 2.21	($562)
Customer interest rate swaps	(17,691)	6.7	3.830%	1Mo Libor + 2.21	562

December 31, 2012	Notional Amount	Average Maturity(Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$6,400	10.1	4.625%	1Mo Libor + 2.61	$195
Customer interest rate swaps	(6,400)	10.1	4.625%	1Mo Libor + 2.61	($195)

The following shows Lakeland’s transactions that are subject to an enforceable master netting arrangement or other such similar agreements for the periods presented:

December 31, 2013

Offsetting of Financial Assets and Derivative Assets			Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments
	(in thousands)
Description
Customer interest rate swaps	$17,691	($17,129)	$562	$—

Total	$17,691	($17,129)	$562	$—

Offsetting of Financial Liabilities and Derivative Liabilities			Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments
	(in thousands)
Description
Third party interest rate swaps	$17,691	($17,129)	$562	$—

Total	$17,691	($17,129)	$562	$—

December 31, 2012

Offsetting of Financial Assets and Derivative Assets			Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments
	(in thousands)
Description
Third party interest rate swaps	$6,400	($6,205)	$195	$—

Total	$6,400	($6,205)	$195	$—

Offsetting of Financial Liabilities and Derivative Liabilities			Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments
	(in thousands)
Description
Customer interest rate swaps	$6,400	($6,205)	$195	$—

Total	$6,400	($6,205)	$195	$—

NOTE 19—REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $248.5 million was available for payment of dividends from Lakeland to the Company as of December 31, 2013.

The Company and Lakeland are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Lakeland’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s and Lakeland’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Lakeland’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2013, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of December 31, 2013 and 2012, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)
As of December 31, 2013
Total capital (to risk-weighted assets)
Company	$313,499	12.98%	>$	193,166	> 8.00%		N/A	N/A
Lakeland	296,334	12.29		192,819	8.00	> $	241,023	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$283,307	11.73%	>$	96,583	> 4.00%		N/A	N/A
Lakeland	266,195	11.04		96,409	4.00		> 144,614	> 6.00%
Tier 1 capital (to average assets)
Company	$283,307	8.90%	>$	127,281	> 4.00%		N/A	N/A
Lakeland	266,195	8.38		127,104	4.00		> 158,879	> 5.00%

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets)
Company	$265,894	12.77%	>$	166,561	> 8.00%	N/A	N/A
Lakeland	247,680	11.92		166,273	8.00	> 207,842	> 10.00%
Tier 1 capital (to risk-weighted assets)
Company	$239,819	11.52%		> 83,281	> 4.00%	N/A	N/A
Lakeland	221,650	10.66		83,137	4.00	> 124,705	> 6.00%
Tier 1 capital (to average assets)
Company	$239,819	8.62%		> 111,256	> 4.00%	N/A	N/A
Lakeland	221,650	7.98		111,082	4.00	> 138,852	> 5.00%

NOTE 20—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands)
ASSETS
Cash and due from banks	$7,478	$10,349
Investment securities available for sale	3,248	2,375
Investment in subsidiaries	374,738	313,575
Other assets	7,530	6,461

TOTAL ASSETS	$392,994	$332,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$332	$345
Subordinated debentures	41,238	51,548
Common stockholders’ equity	351,424	280,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$392,994	$332,760

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
INCOME
Dividends from subsidiaries	$20,916	$31,300	$31,845
Other income	1,640	403	227

TOTAL INCOME	22,556	31,703	32,072

EXPENSE
Interest on subordinated debentures	1,286	3,664	4,443
Noninterest expenses	2,551	1,718	1,634

TOTAL EXPENSE	3,837	5,382	6,077

Income before benefit for income taxes	18,719	26,321	25,995
Income taxes benefit	(722)	(1,654)	(1,960)

Income before equity in undistributed income of subsidiaries	19,441	27,975	27,955
Equity in undistributed income (loss) of subsidiaries	5,528	(6,233)	(8,104)

NET INCOME	$24,969	$21,742	$19,851

Interest on preferred stock and discount accretion	—	620	2,167

Net Income Available to Common Shareholders	$24,969	$21,122	$17,684

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,969	$21,742	$19,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share based compensation	895	746	627
Gain on securities	(359)	—	—
Gain on land held for sale	—	(235)	—
Gain on early extinguishment	(1,197)	—	—
Increase in other assets	(954)	(1,553)	(1,660)
Increase (decrease) in other liabilities	25	(610)	3
Equity in undistributed (income) loss of subsidiaries	(5,528)	6,233	8,104

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,851	26,323	26,925

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in acquisition	(6,233)	—	—
Purchases of securities	(415)	(53)	(38)
Sale of land held for sale	—	1,042	—
Proceeds from sale of securities available for sale	654	—	—
Contribution to subsidiary	—	—	—

NET CASH (USED) PROVIDED BY IN INVESTING ACTIVITIES	(5,994)	989	(38)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common and preferred stock	(8,152)	(5,992)	(6,327)
Issuance of stock to the dividend reinvestment and stock purchase plan	186	160	185
Proceeds on issuance of stock, net	—	25,040	—
Redemption of subordinated debentures, net	(9,113)	(25,000)	—
Redemption of preferred stock	—	(19,000)	(20,000)
Warrant repurchase	—	(2,800)	—
Excess tax benefits	142	4	(3)
Exercise of stock options	2,209	—	72

NET CASH USED IN FINANCING ACTIVITIES	(14,728)	(27,588)	(26,073)

Net increase (decrease) in cash and cash equivalents	(2,871)	(276)	814
Cash and cash equivalents, beginning of year	10,349	10,625	9,811

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,478	$10,349	$10,625

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lakeland Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Lakeland Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then-ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

April 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lakeland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. (a New Jersey corporation) and its subsidiaries (collectively, the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Based on their evaluation as of December 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

As of December 31, 2013, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2013. Their report, dated April 28, 2014, expressed an unqualified opinion on our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lakeland Bancorp, Inc.:

We have audited Lakeland Bancorp, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013, and our report dated April 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

April 28, 2014

ITEM 9B	– Other Information.

None.

PART III

ITEM 10—Directors, Executive Officers and Corporate Governance.

Information concerning the Company’s directors is set forth below. Table I sets forth the names and ages of those directors whose terms expire at the Company’s 2014 Annual Meeting of Shareholders and the nominees of the Board of Directors (the “Board”) for election to the Board at the 2014 Annual Meeting, the positions and offices presently held by each such person within Lakeland, the period during which each such person has served on Lakeland’s Board, the expiration of their respective terms and the principal occupations and employment of each such person during the past five years. Except as otherwise indicated, Table II sets forth comparable information with respect to those directors whose terms of office will continue beyond the date of the Annual Meeting. Unless otherwise indicated, positions have been held for more than five years.

All of the persons named in both tables have been directors of Lakeland and Lakeland Bank for at least five years, except that Mr. Flynn was appointed to the Boards of Lakeland and Lakeland Bank on June 9, 2010, and Messrs. Deutsch and Marino were appointed to the Boards of Lakeland and Lakeland Bank on May 31, 2013, upon the closing of the mergers of Somerset Hills Bancorp into Lakeland and of Somerset Hills Bank into Lakeland Bank.

TABLE I

DIRECTORS WHOSE TERMS EXPIRE AT THE 2014 ANNUAL MEETING AND WHO ARE THE BOARD’S NOMINEES FOR ELECTION TO THE BOARD

NAME AND AGE	DIRECTOR SINCE	EXPIRATION OF TERM IF ELECTED AT 2014 ANNUAL MEETING	BUSINESS EXPERIENCE
Roger Bosma Age 71	1999	2015 (upon retirement)	President and CEO, Lakeland Bancorp, Inc. (6/1/99 to 4/2/08); President and CEO, Lakeland Bank (1/1/02 to 4/2/08)

Mark J. Fredericks Age 53	1994	2017	President of Fredericks Fuel & Heating Service, Oak Ridge, NJ (1/1/02 to present); President of Keil Oil Company, Riverdale, NJ (1986 to present)

Janeth C. Hendershot Age 59	2004	2017	Global Project Team Lead, Munich Re Group (prior to 2/1/10); Insurance Company Operations General Manager, Senior Vice President, Munich-American Risk Partners at Munich Reinsurance America, Inc. (prior to 12/1/06); President, Exchange Insurance Company and Regional Vice President at Selective Insurance Group (prior to 10/1/97)

Robert B. Nicholson, III Age 49	2003	2017	President and Chief Executive Officer, Eastern Propane Corporation (1988 to present); President and Chief Executive Officer, Eastern Propane Energy Corporation (1993 to present); General Partner, Eastern Properties, L.P. (1999 to present); Managing Member, East Coast Development Associates, LLC (2004 to present); President and CEO, Landmark America Corporation (1988 to present)

Edward B. Deutsch Age 67	2013	2017	Managing Partner, McElroy, Deutsch, Mulvaney & Carpenter, LLP (law firm); Director of Somerset Hills Bancorp and Somerset Hills Bank (2003 to May 31, 2013)

Thomas J. Marino Age 66	2013	2016	Co-CEO, CohnReznickLLP (accounting and consulting firm); Director of Somerset Hills Bancorp and Somerset Hills Bank (2003 to May 31, 2013)

TABLE II

CONTINUING DIRECTORS

NAME AND AGE	DIRECTOR SINCE	EXPIRATION OF TERM	BUSINESS EXPERIENCE

Bruce D. Bohuny Age 45	2007	2015	President, Brooks Ltd. Builders, Franklin Lakes, NJ (10/1993 to present) (construction company)

Mary Ann Deacon Age 62	1995	2015	Chairman, Lakeland Bancorp, Inc. and Lakeland Bank (5/24/11 to present); Vice Chairman, Lakeland Bancorp, Inc. and Lakeland Bank (1/14/10 to 5/23/2011); Secretary/Treasurer of Deacon Homes, Inc. (1980 to present) (real estate development), Sparta, NJ

Joseph P. O’Dowd Age 67	1998	2015	President and Owner of O’Dowd Advertising of Montville, NJ (4/14/82 to present); partner of O’Dowd Associates (real estate holding company) (7/1/86 to present) and O’Dowd Realty (7/1/86 to present)

Brian Flynn Age 54	2010	2015	Partner, O’Connor Davies, LLP in Paramus, NJ (1981 to present); Director, TD Bank, N.A. (formerly TD Banknorth, N.A.) and TD Banknorth, Inc. and Member of Audit Committee (February 2006 to February 2007); Director and Member of Audit Committee, Hudson United Bancorp and Hudson United Bank (January 2004 to January 2006)

Robert E. McCracken Age 56	2004	2016	Sole managing member and owner (11/98 to present), REM, LLC (a real estate and investment company), Newton, NJ; owner/manager (1/00 to present), Wood Funeral Home, Branchville, NJ; owner/ manager (10/90 to present), Smith-McCracken Funeral Home, Newton, NJ

Thomas J. Shara Age 56	2008	2016	President and CEO, Lakeland Bancorp, Inc. and Lakeland Bank (4/2/08 to present); President and Chief Credit Officer (5/07 to 4/1/08) and Executive Vice President and Senior Commercial Banking Officer (2/06 to 5/07), TD Banknorth, N.A.’s Mid-Atlantic Division; Executive Vice President and Senior Loan Officer, Hudson United Bancorp and Hudson United Bank (prior years to 2/06)

Stephen R. Tilton, Sr. Age 67	2001	2016	Chairman, Tilton Automotive LLC (5/08 to present); Chairman and Chief Executive Officer, Tilton Securities LLC, Upper Montclair, NJ (investment trader) (10/98 to present); Chairman and Chief Executive Officer, Chaumont Holdings, Inc. (real estate holding company) (9/92 to present); Chairman and Chief Executive Officer, Fletcher Holdings, LLC (commercial real estate company) (10/98 to present); Chairman, Lottery Hill Holdings, LLC (commercial real estate company) (3/04 to present)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board after the Company last provided disclosure of these procedures in its definitive proxy statement and prospectus pertaining to its 2013 annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder require Lakeland’s directors, executive officers and 10% shareholders to file with the SEC certain reports regarding such persons’ ownership of Lakeland’s securities. Lakeland is required to disclose any failures to file such reports on a timely basis. Based solely upon a review of the copies of the forms or information furnished to Lakeland, Lakeland believes that during 2013, all filing requirements applicable to its directors and officers were satisfied on a timely basis except that Mr. Deutsch failed to report on a timely basis a sale by his wife on December 3, 2013. The failure to file on a timely basis was inadvertent, and the filing was made promptly after the failure to file was noted.

Code of Ethics

Lakeland is required to disclose whether it has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Lakeland has adopted such a code of ethics and has posted a copy of the code on its internet website at the internet address: http://www.lakelandbank.com. Copies of the code may be obtained free of charge from the Company’s website at the above internet address.

Audit Committee; Audit Committee Financial Expert

The Audit Committee of the Company’s Board, consisting of Joseph P. O’Dowd (Chairman), Robert E. McCracken, Brian Flynn and Thomas J. Marino, is responsible for reviewing the reports submitted by Lakeland’s independent registered public accounting firm and internal auditor and for reporting to the Board on significant audit and accounting principles, policies, and practices related to Lakeland. The Board has determined that all members of the Audit Committee satisfy SEC and NASDAQ definitions of independence.

The Company is required to disclose whether the Board of Directors has determined that a member of the Audit Committee is an “audit committee financial expert”, as that term is defined in rules adopted by the SEC, and, if not, why not. Lakeland’s Board has determined that Brian Flynn and Thomas J. Marino, directors and members of the Audit Committee, are audit committee financial experts.

See Item 3A— Executive Officers of the Registrant for certain information concerning the Company’s executive officers.

ITEM 11—Executive	Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following discussion provides an overview and analysis of the Compensation Committee’s philosophy and objectives in designing the Company’s compensation programs as well as the compensation determinations relating to our named executive officers, or NEOs. For 2013, our NEOs were:

Name	Title
Thomas J. Shara	President and Chief Executive Officer of Lakeland Bancorp and Lakeland Bank
Joseph F. Hurley	Executive Vice President and Chief Financial Officer of Lakeland Bancorp and Lakeland Bank
Robert A. Vandenbergh	Senior Executive Vice President and Chief Operating Officer of Lakeland Bancorp and Regional President of Lakeland Bank
Ronald E. Schwarz	Executive Vice President and Chief Retail Officer of Lakeland Bancorp and Lakeland Bank
Louis E. Luddecke	Executive Vice President and Chief Operations Officer of Lakeland Bancorp and Lakeland Bank

This discussion should be read together with the compensation tables for our NEOs, which can be found following this discussion.

Executive Summary

Financial and Strategic Highlights

Lakeland completed another successful year in 2013 from both a financial performance and growth perspective. We expanded through the completed acquisition of Somerset Hills Bancorp in May 2013, which increased our total assets to $3.3 billion. Our earnings and capital ended the year at record levels, asset quality continued to improve, and net interest margin was stable. As a result of one-time merger-related expenses, 2013 reported results were down slightly from 2012. However, excluding the acquisition and integration costs, our financial performance was at or above 2012 levels.

Financial highlights include:

•

Net income available to common shareholders increased $3.8 million or 18% to $25.0 million in 2013. Included in 2013 earnings was $2.8 million in expenses related to the merger with Somerset Hills Bancorp. Exclusive of these expenses, net income was $27.1 million and fully diluted earnings per share for 2013 was $0.81 per common share, a 7% increase over the $0.76 reported in 2012.

•

The Somerset Hills acquisition, which was consummated on May 31, 2013, added six full service branches, $356.1 million in total assets, $10.4 million in investment securities, $246.5 million in loans (including $2.5 million in residential mortgages held for sale), and $311.8 million in deposits ($80.8 million in non-interest bearing demand deposits and $231.0 million in interest-bearing deposits) at fair value.

•

Excluding the loans acquired in the Somerset Hills acquisition, total loans increased $79.2 million, or 4%, from 2012 to 2013. Commercial Real Estate Loans increased $120.1 million, or 11%, from December 31, 2012 to December 31, 2013 excluding the impact of the Somerset Hills loans.

•

Non-performing assets declined $11.1 million, or 39%, to $17.5 million at December 31, 2013 compared to December 31, 2012. The Allowance for Loan and Lease Losses at December 31, 2013 was 176% of non-accruing loans compared to 103% at December 31, 2012.

•	As a result of improving loan quality, the provision for loan and lease losses was reduced from $14.9 million in 2012 to $9.3 million in 2013.

•	The Company’s net interest margin at 3.69% for 2013 remained stable throughout the year and compared to 3.70% in 2012.

•	During 2013, the Company acquired and extinguished $9.0 million of Lakeland Bancorp Capital Trust I debentures and recorded a $1.2 million pre-tax gain on extinguishment of debt.

Key NEO Compensation Decisions

Our compensation decisions for 2013 reflected our strong performance during the year as well as the successful completion of the Somerset Hills acquisition and integration. In addition, the Compensation Committee significantly redesigned our existing annual and long-term incentive plans to bring award opportunities more in line with market practice while enhancing the link between compensation and corporate, as well as individual, performance.

•

Salaries: For each of our NEOs other than Mr. Shara, base salaries increased three to four percent in recognition of our solid performance in 2012 and general market movement in executive compensation. Mr. Shara’s base salary increased nine percent as a reflection of his leadership and Lakeland’s continuing growth and success.

•

Cash Incentives: The Company generally performed above targeted performance levels in 2013 and achieved its performance triggers relating to asset quality and capital levels. In addition, our NEOs achieved a majority of their individual goals at or above target performance level. As a result, cash incentive payouts under our 2013 Annual Incentive Plan were above target for each of our NEOs, ranging from 103% to 107% of target.

•

Long-Term Incentives for 2012 performance: We granted restricted stock to our NEOs in early 2013 based on Company and individual performance in 2012. Award values were determined based on formalized corporate performance goals and the Compensation Committee’s assessment of individual performance. Based on these factors, executives received equity ranging from 112% to 114% of targeted payout levels.

•

Long-Term Incentives for 2013 performance: We granted restricted stock units to our NEOs in early 2014 based on Company and individual performance in 2013. Fifty percent of the total award opportunity was determined based on a formulaic assessment of corporate performance, while the remaining 50% of the award opportunity was determined based on the Committee’s subjective assessment of corporate and individual performance. As a result of these considerations, restricted stock unit awards ranged from 99% to 104% of target.

Say on Pay Vote

The Compensation Committee evaluates the Company’s executive compensation programs in light of market conditions, shareholder views, and governance considerations, and makes changes as appropriate. As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is required to permit a separate non-binding shareholder vote to approve the compensation of its executives. The Company held this advisory “say-on-pay” vote at the 2013 annual shareholders meeting. Shareholders overwhelmingly approved the compensation of the executives, with 96% of shareholder votes cast in favor of the say-on-pay proposal.

The Company considered the number of votes cast in favor of the 2013 say-on-pay proposal to be a positive endorsement of its current pay practices and believes the vote result is evidence that its compensation policies and decisions have been in the best interests of shareholders. The Company will continue to monitor the level of support for each say-on-pay proposal in the future and will consider this alongside other factors as it makes future executive compensation decisions.

Executive Compensation Philosophy

Our compensation program is designed to attract highly qualified individuals, retain those individuals in a competitive marketplace for executive talent and reward performance in a manner that maximizes our corporate performance while ensuring that these programs do not encourage unnecessary or excessive risks that threaten the value of our Company. We seek to align individual executives’ performance and their long-term interests with our long-term strategic business objectives and shareholder value. We believe that the executive compensation program that we provide fulfills these objectives and motivates key executives to remain with Lakeland for productive careers.

Our compensation philosophy is determined by our Board of Directors based upon the recommendations of the Compensation Committee, which is comprised solely of independent directors. The Compensation Committee annually reviews our mix of short-term versus long-term incentives and seeks a reasonable balance of those incentives. The guiding principle of our compensation philosophy is that the compensation of our executive officers should be based primarily on the financial and strategic performance of Lakeland, and partially on individual performance. While this “pay-for-performance” philosophy requires the Compensation Committee to first consider Lakeland’s profitability, the Committee does not intend to reward unnecessary or excessive risk taking. These principles are reflected in the specific elements of our compensation program, particularly our annual and long-term incentive programs, as described below.

Role of the Compensation Committee

The Compensation Committee is responsible for the design, implementation and administration of the compensation programs for our executive officers and directors. The Compensation Committee completed the following actions relative to 2013 executive compensation:

•	Reviewed and approved base salary increases

•	Reviewed and approved the 2013 Executive Incentive Plan

•	Reviewed and approved cash incentive payments for NEOs for 2013 performance

•	Reviewed and approved equity awards granted in 2013 to NEOs for 2012 performance

•	Reviewed the compensation peer group

•	Reviewed contractual arrangements for NEOs

•	Reviewed stock ownership requirements of NEOs

•	Reviewed the Company’s compensation philosophy

Role and Relationship of the Compensation Consultant

As permitted by the Compensation Committee charter, the Committee periodically engages an independent outside compensation consultant to advise the Committee on executive compensation matters. In 2012 and 2013, the Committee retained McLagan, an Aon Hewitt company, to provide independent executive compensation advice and market compensation information. Pursuant to the terms of its retention, McLagan reported directly to the Compensation Committee, which retains sole authority to select, retain, terminate, and approve the fees and other retention terms of its relationship with McLagan.

During 2012 and 2013, McLagan assisted the Compensation Committee with the following initiatives, used to support compensation decisions for 2013:

•	Advised the Committee on changes in industry compensation practices and provided insight on emerging regulations

•	Provided recommendations to the Committee regarding salaries and the appropriate level of cash incentives and equity awards

•	Assisted in the re-design and implementation of the Company’s executive incentive program

•	Advised the Committee regarding executive employment and change-in-control agreements

The Committee evaluated McLagan’s analysis and recommendations alongside other factors when making compensation decisions affecting our 2013 executive compensation program and when submitting its own recommendations to the Board on these matters.

Role of Management

The CEO and COO assist the Compensation Committee in recommending agenda items for its meetings and by gathering and producing information for these meetings. As requested by the Compensation Committee, the CEO and COO participate in Committee meetings to discuss executive compensation, evaluate the performance of both the Company and individual executives, and provide pertinent financial, legal, or operational information. The CEO and COO provide their insights and suggestions regarding compensation, but only Compensation Committee members vote on executive compensation decisions and other Company compensation matters under their purview for recommendation to the Board of Directors.

In 2013, the CEO and COO made recommendations to the Committee regarding base salaries, incentive goals, and equity awards for executives other than themselves. The Committee retained discretion to approve or modify recommendations prior to approval or, in the case of equity awards, prior to presentation before the Board of Directors for ratification. The Committee discussed the CEO’s recommendations with him but made final deliberations in executive session, without any members of management present.

Competitive Benchmarking and Peer Groups

The Compensation Committee believes that it is important to review compensation in the context of Lakeland’s corporate performance and the compensation offered by its peers in the market, which it considers to include companies of similar size, markets, and products. While the Committee did not undertake a formal benchmarking analysis in 2013, it did so in 2012 based on a peer group selected through the following criteria:

•	Total assets between $1.5 billion and $7.5 billion

•	Located in Maryland, New Jersey, New York, or Pennsylvania

•	Positive net income over the prior twelve month period

•	No TARP participants

The companies included in the 2012 peer group (including their state abbreviation and stock ticker symbol) are:

Canandaigua National Corp. (NY, CNND)	Metro Bancorp Inc. (PA, METR)	S&T Bancorp Inc. (PA, STBA)

Financial Institutions Inc. (NY, FISI)	Northfield Bancorp Inc. (MHC) (NJ, NFBK)	Sandy Spring Bancorp Inc. (MD, SASR)

First of Long Island Corp. (NY, FLIC)	OceanFirst Financial Corp. (NJ, OCFC)	Sterling Bancorp (NY, STL)

Flushing Financial Corp. (NY, FFIC)	Oritani Financial Corp. (NJ, ORIT)	Sun Bancorp Inc. (NJ, SNBC)

Hudson Valley Holding Corp. (NY, HVB)	Provident Financial Services (NJ, PFS)	Tompkins Financial Corporation (NY, TMP)

Kearny Financial Corp. (MHC) (NJ, KRNY)	Provident New York Bancorp (NY, PBNY)	Univest Corp. of Pennsylvania (PA, UVSP)

The companies listed above also comprised the 2013 peer group.

Performance Comparison to Market

Lakeland performed well in 2013 compared to our peer group. The table below illustrates that our performance was generally better than the median of the peer group in 2013 on key banking industry performance measures. In addition, it is important to note that our performance metrics shown below have not been adjusted for the one-time expenses we incurred in connection with the Somerset Hills acquisition. Absent those expenses, our performance would have been positioned higher relative to peer performance.

Performance Measure	LBAI	Peer Group Median	LBAI to Peers (Percentile Rank)
Total Assets ($000)	3,317,791	3,043,275	60%
Net Income ($000)	24,969	21,245	59%
ROAA (%)	0.80	0.87	45%
Net Interest Margin (%)	3.69	3.42	90%
Non-Performing Assets / Total Assets (%)	0.53	1.37	92%

On a long-term basis, Lakeland has also outperformed organizations similar to ourselves. As shown below, our five-year total shareholder return (TSR) exceeds that of our 2013 peer group (named above).1

Compensation Comparison to Market

The Compensation Committee engaged McLagan in 2012 to conduct an analysis of the Company’s executive compensation plans compared to the market. McLagan compiled market compensation information for the study based on the compensation of executives in the peer group with similar roles or who were positioned similarly to the Company’s executives in their respective organizations. The study evaluated base salary, cash incentives, long-term incentives, and other compensation (e.g., perquisites, executive benefits, 401(k) matches).

Key findings of the study included the following:

•	The Company was positioned above the peer group median across most financial measures.

•	In line with the desired positioning of salaries relative to the market, 2012 salaries were within 15% of the market median for each NEO. Mr. Shara was 7% above the peer group median.

•

Total cash compensation (salary + cash incentives) ranged from 15% below to 23% below the peer group median for the NEOs, due primarily to below-market cash incentive payments relative to our peer group. Total cash compensation for Mr. Shara was 16% below the peer group median.

•

The targeted value of direct compensation (cash compensation + long-term incentives) provided to the executives ranged from 9% below to 20% below the peer group median. When combined with other compensation and retirement benefits, total compensation fell further below market to 31% below market on average. Total compensation for Mr. Shara was 36% below the peer group median.

•

While common in the peer group, the Company’s total compensation package makes limited use of executive retirement benefits, such as defined benefit pension plans and SERPs. Mr. Shara and Mr. Vandenbergh are the only NEOs that have SERPs.

[1]	Provident New York Bancorp acquired Sterling Bancorp in November 2013, and is therefore excluded from the calculation of our performance relative to our peers. See “Competitive Benchmarking and Peer Groups” for a complete listing of our peer group.

Based on the results of the study, the Committee engaged McLagan to recommend changes in our compensation practices, in particular our incentive programs, that were consistent with its compensation philosophy and objectives as described in the section titled Executive Compensation Philosophy. When making compensation decisions, the Committee considered McLagan’s recommendations alongside other factors such as each executive’s unique value and contribution to the Company, individual and Company performance, experience, and internal pay equity relationships.

Discussion of Executive Compensation Components

The following table outlines the major elements of 2013 total compensation for our executives:

Compensation Element	Description and Purpose	Link to Performance	Fixed/ Performance Based	Short/Long- Term
Base Salary	Helps attract and retain executives through periodic payments of market-competitive base pay	Based on individual performance, experience, and scope of responsibility. Used to establish cash and equity incentive award opportunities.	Fixed	Short-Term
Cash Incentives	Encourages achievement of financial performance metrics that create near-term shareholder value

Quantitatively ties the executive’s compensation directly to factors that are judged important to the success of the Company and within each executive’s own sphere of influence.

The majority of incentives are based on a Company profitability goal and three profitability goals relative to peers, while a portion of the incentives is tied to individual goals.

Incentives for all executives are conditioned on additional performance triggers that help ensure Company remains positioned to perform over the long-term.

			Performance Based	Short-Term
Long-Term Incentive Awards	Aligns long-term interests of executives and shareholders while creating a retention incentive through multi-year vesting

Grant values are based partially on the achievement of predefined Company performance objectives and partially on the Board’s subjective evaluation of performance.

Resulting awards are designed to maintain a link to the long-term interests of shareholders and emphasize long-term demonstrated financial performance through a tie to the Company’s stock price and dividend payments.

			Performance Based	Long-Term
Supplemental Executive Retirement Plan	Provides market-competitive income security into retirement while creating a retention incentive through multi-year vesting	—	Fixed	Long-Term
Other Compensation	Dividends on restricted stock and dividend equivalents on restricted stock units, limited perquisites and health and welfare benefits on the same basis as other employees	Dividends on restricted stock and dividend equivalents on restricted stock units further enhance the executive’s link to shareholders by ensuring they share in the distribution of income generated from ongoing financial performance.	Fixed & Performance Based	Short-Term & Long- Term

Base Salary

We believe that a key objective of our salary process is to maintain reasonable “fixed” compensation costs, while taking into account the performance of our executive officers. In determining salary levels for our NEOs, the Compensation Committee reviews salary levels at our peer organization, but always bases final determinations on the qualifications, experience and performance of the individual executives and value of the position to the organization.

In 2012, the Committee reviewed the performance of individual executives within the scope of their own responsibilities in the Company. The Committee also reviewed the results of the market compensation study performed in 2012 by McLagan and noted that the salaries for the executives were generally in line with the median of the peers.

After reviewing the market salary information provided by McLagan and noting the performance of the Company and individual executives, the Committee determined to increase salaries by three to four percent for 2013 for all executives except Mr. Shara. In the case of Mr. Shara, the Committee determined that a more significant salary increase was appropriate because of his leadership and Lakeland’s continuing growth and success. 2013 annual salary rates for our NEOs are shown in the table below.

Name	Title	2012 Salary	2013 Salary	% Change
Thomas Shara	President & CEO	550,000	600,000	9%
Joseph Hurley	EVP, Chief Financial Officer	278,000	286,250	3%
Robert Vandenbergh	Sr. EVP, Chief Operating Officer	332,000	341,500	3%
Ronald Schwarz	EVP, Chief Retail Officer	242,000	251,750	4%
Louis Luddecke	EVP, Chief Operations Officer	234,500	240,750	3%

2013 Incentive Compensation Program

Based in part on McLagan’s 2012 review of the competitive positioning of our executive programs, the Compensation Committee determined to re-evaluate our executives’ incentive compensation program for 2013. The Committee undertook this action in an effort to provide incentive award opportunities that were more in line with the opportunities afforded to similarly-positioned executives at our peer institutions. In addition, the Committee desired to continue to motivate our executives to achieve our annual and long-term performance objectives by tying a portion of their compensation directly to factors that will create both short-term and long-term value to the Company and its shareholders.

During 2012, the Committee engaged McLagan to assist in designing incentive plans for 2013 that were market-competitive and shareholder-friendly, while not encouraging excessive risk-taking that could harm our business. McLagan proposed incentive plans that would have resulted in increased incentive award targets for our executives, as well as target total compensation packages for each of our NEOs near the median total compensation of similarly-positioned executives within the peer group. However, after reviewing the plan design and associated costs, our management team recommended that the total incentive award opportunity for each executive be reduced from the median-level amounts in the initial years of the plan. In addition, management recommended that a greater portion of the total potential awards be paid in equity than the initial McLagan recommendation, which McLagan indicated was reflective of common market practice and called for an even split between cash and equity awards. Management made these recommendations in part as an acknowledgement of the significant potential costs associated with implementing market-competitive incentive award opportunities for the executive team, and the Compensation Committee approved the incentive plans in accordance with management’s recommendation for the 2013 performance year. While it is the Committee’s intent to phase-in over time incentive award opportunities for our executives that are in line with general market practice, it has made no formal commitment to increase opportunities in future years. The Committee will continue to assess the Company’s growth and success on an on-going basis, and intends to grant incentive awards in the future that are commensurate with Company and individual performance.

The redesigned 2013 incentive compensation program for our NEOs consisted of two distinct plans: the 2013 Annual Incentive Plan and the 2013 Long-Term Incentive Plan.

2013 Annual Incentive Plan

Our 2013 Annual Incentive Plan, or AIP, is designed to motivate executives to attain superior annual performance in key areas that we believe create long-term value to Lakeland and its shareholders. Awards under the plan were payable in cash, and were contingent on performance in the following areas:

•	Corporate financial performance relative to budgeted amounts;

•	Corporate financial performance relative to peers; and

•	Individual performance relative to pre-established goals

AIP Award Opportunities

The table below shows the cash incentive award opportunities for each NEO as a percentage of his base salary, as well as the weightings on the various performance objectives used to calculate awards.

	Cash Incentive Award Opportunity as % of Salary			Goal Weighting
Name	Threshold	Target	Maximum	Corporate (Absolute)	Corporate (Peer)	Individual
Thomas Shara	6.5%	15%	22.5%	60%	30%	10%
Joseph Hurley	8.4%	19.25%	28%	60%	30%	10%
Robert Vandenbergh	8.4%	19.25%	28%	60%	30%	10%
Ronald Schwarz	8%	18%	28%	55%	10%	35%
Louis Luddecke	8%	18%	28%	55%	10%	35%

AIP Corporate Performance Objectives

The following table depicts our 2013 corporate performance objectives and performance results for each of the measures selected by the Committee.

Annual Performance Goals	Threshold	Target	Max	Actual
Corporate Goal
Pre-Tax Net Income ($M)	33.97	39.97	45.97	40.73

Peer Group Comparisons[2]
Net Interest Margin (1/3 of Peer Group Goals)	35th Percentile	50th Percentile	75th Percentile	90th Percentile
Efficiency Ratio (1/3 of Peer Group Goals)	35th Percentile	50th Percentile	75th Percentile	67th Percentile
Core ROAA[3] (1/3 of Peer Group Goals)	35th Percentile	50th Percentile	75th Percentile	36th Percentile

For any of the performance measures shown above, performance below threshold will result in no award payout for that measure, while payouts for any one measure and the plan as a whole are capped at maximum performance level.

[2]	Provident New York Bancorp acquired Sterling Bancorp in November 2013, and is therefore excluded from the calculation of our performance relative to our peers. See “Competitive Benchmarking and Peer Groups” for a complete listing of our peer group.
[3]	Core Return on Average Assets is calculated for Lakeland and peers using a standard definition from SNL, which excludes from the calculation the after-tax impact of extraordinary one-time items, income attributable to controlling interests, securities gain and losses, nonrecurring revenues and expenses, and intangibles and goodwill.

As a result of our acquisition of Somerset Hills Bancorp, which closed on May 31, 2013, the Committee established bifurcated net income goals in order to effectively assess performance in the pre and post-merger periods. In addition, the Committee determined that it was appropriate to exclude one-time revenues and expenses from the calculation of net income, in order to portray a clear picture of our corporate performance relative to our ordinary business in core banking functions. The table below details the calculation of our net income with regard to both one-time exclusions and the bifurcated plan structure.

	Target Calculation ($000s)			Actual Calculation ($000s)
Pre-Tax Net Income	Target	Adjustment for Non- Recurring Items	Adjusted Target	Reported	Adjustment for Non- Recurring Items	Adjusted Result	Percentage Achievement
Pre-Merger (5 Months)	14,012	0	14,012	12,603	1,021	13,624	97.23%
Post-Merger (7 Months)	23,312	2,647	25,959	24,932	2,183	27,115	104.45%
Total 2014	37,324	2,647	39,971	37,535	3,204	40,739	101.92%

In addition to the performance goals listed in the previous tables, the following performance triggers needed to be met as of December 31, 2013 in order for any incentive payments to be made under the plan:

Capital Trigger	Must Exceed	Actual
Leverage Ratio	5%	8.9%
Tier 1 Capital Ratio	6%	11.73%
Total Risk-Based Capital Ratio	10%	12.98%

Asset Quality Trigger	Must Not Exceed	Actual
Non-Performing Assets/Total Assets[4]	2%	0.53%

Each of the performance triggers listed above was satisfied as of December 31, 2013.

AIP Individual Performance Objectives

Each of our NEOs had two to three individual performance objectives that impacted the calculation of their annual incentive awards for 2013. The Compensation Committee considered strategic leadership roles, each executive’s scope of responsibility and significant upcoming corporate or line of business initiatives in establishing specific performance criteria for each of the NEOs. Examples of these performance criteria include integration of Somerset Hills, loan and deposit growth, investor relations activities, and cost savings targets. In early 2014, the Committee subjectively evaluated each NEO’s achievements regarding their unique performance criteria and assigned each performance measure a score on a range from threshold of 85 to maximum of 115. Target achievement received a score of 100. The individual performance score was one of the components considered in calculating the amount of each NEO’s award. Goals were weighted as previously described.

The average individual performance scores for each of our NEOs were as follows:

Name	Avg. Performance Score
Thomas Shara	100
Joseph Hurley	92.5
Robert Vandenbergh	100
Ronald Schwarz	106.7
Louis Luddecke	100

[4]	NPA calculation excludes restructured loans

AIP Awards for 2013

In February 2014, the Compensation Committee determined the degree to which our financial performance goals were achieved during 2013. The CEO (or the Compensation Committee in the case of the CEO) then determined the degree to which the individual performance goals were achieved during 2013 for each executive.

The following cash payments under the 2013 AIP were made upon approval by the Compensation Committee:

Name	2013 AIP Award	AIP Award as % of Target
Thomas Shara	$96,220	107%
Joseph Hurley	$56,763	103%
Robert Vandenbergh	$69,213	105%
Ronald Schwarz	$48,115	106%
Louis Luddecke	$45,611	105%

Equity Awards for 2012 Performance Made in 2013

Equity Award Opportunities

Each of our NEOs had the opportunity to earn incentive compensation based on 2012 performance under the 2012 Executive Compensation Plan. For each of the NEOs, all or a portion of any award earned was payable in restricted stock, with any remaining amount payable in cash. Note that, due to SEC reporting rules, the amount of any restricted stock granted in 2013 based on 2012 performance is reported in the Summary Compensation Table as 2013 compensation, while the cash awards granted for the same period are reported as 2012 compensation.

The following table shows the total incentive opportunity for each of our NEOs, as well as the portion of any potential award that was payable in restricted stock and the weighting of corporate and individual goals in determining the amount of equity awards.

		Total Incentive Award Opportunity as % of Salary			Portion Payable in Restricted Stock			Goal Weighting
Name	2012 Salary	Threshold	Target	Maximum	% of Total Opportunity	Target % of Salary	Target Value	Corporate	Individual
Thomas Shara	550,000	24%	45%	56%	100%	45%	247,500	75%	25%
Joseph Hurley	278,000	20%	35%	43%	60%	21%	58,380	70%	30%
Robert Vandenbergh	332,000	21%	40%	50%	100%	40%	132,800	75%	25%
Ronald Schwarz	242,000	17%	30%	37%	60%	18%	43,560	65%	35%
Louis Luddecke	234,500	17%	30%	37%	60%	18%	42,210	65%	35%

Corporate Performance Objectives

The table below depicts our 2012 corporate performance objectives and performance results for each of the measures selected by the Committee:

Annual Performance Goals	Threshold	Target	Max	Actual
Corporate Goal
Pre-TARP Net Income ($M)	15.6	19.5	22.2	21.7

Peer Group Comparisons
Net Interest Margin (1/3 of Peer Group Goals), Efficiency Ratio (1/3 of Peer Group Goals), and Pre-Tax Income Growth (1/3 of Peer Group Goals)	85% Peer Avg	Peer Average	120% Peer Avg	105%

Individual
3-4 Goals	85% of Target	100% of Target	120% of Target	Varies by Individual

For any of the performance measures shown above, performance below threshold will result in no award payout for that measure, while payouts for any one measure and the plan as a whole are capped at maximum performance level.

Individual Performance Objectives

Each of our NEOs had three to four individual performance objectives under the 2012 Executive Compensation Plan that impacted the calculation of their incentive awards for 2012. These individual performance criteria included an assessment of the executive’s leadership and contributions to revenue enhancement, cost containment efforts, loan and deposit growth and maintenance of credit quality. We established a minimum performance threshold of 85% attainment of individual goals for payment eligibility under this portion of the 2012 plan. Each of the NEOs met or exceeded the threshold for eligibility under the individual goal portion of the 2012 plan, which resulted in Lakeland paying 99.5% of the incentive payments budgeted for the individual goals portion of the 2012 plan.

Equity Awards for 2012

In February 2013, the Compensation Committee determined the degree to which our financial performance goals were achieved during 2012. The CEO (or the Compensation Committee in the case of the CEO) then determined the degree to which the individual performance goals were achieved during 2012 for each executive.

The following restricted stock awards under the 2012 Executive Compensation Plan were made upon approval by the Compensation Committee:

Name	# of Restricted Shares	Grant Date Fair Value of Award	Grant Date Value as % of Target Award
Thomas Shara	28,710	$281,359	114%
Joe Hurley	6,708	$65,738	113%
Robert Vandenbergh	15,235	$149,308	112%
Ronald Schwarz	5,072	$49,703	114%
Louis Luddecke	4,839	$47,424	112%

Forty-five percent of the awards granted to each NEO vest on each of the second and third anniversaries of the grant date, with the remaining 10% vesting on the fifth anniversary of the grant date.

2013 Long-Term Incentive Plan

As mentioned above, we also redesigned our 2013 Long-Term Incentive Plan (LTIP) for awards granted in early 2014 based on 2013 performance. The two primary motivations for undertaking this change were: 1) to provide award opportunities to our executives closer to market-competitive levels; and 2) to provide more formal structure to the performance conditions associated with the awards. The Compensation Committee believes that formalizing the connection between corporate performance and award payouts for a portion of our long-term incentive awards provides concrete, measurable objectives for our executives to strive for, and ultimately will help motivate long-term value creation for our shareholders.

Awards under the redesigned plan were conditioned on three elements:

•	Lakeland’s ROAA (reported Return on Average Assets) in 2013 relative to our budgeted expectations

•	Lakeland’s total shareholder return (TSR) in 2013 relative to the peer group

•	The Committee’s discretionary assessment of corporate and individual performance in 2013

LTIP Award Opportunities

Similar to the 2013 AIP, the Committee reduced the incentive opportunities under the 2013 LTIP for our executives from the fully market-competitive levels proposed by McLagan as part of the redesign of our incentive plans. The table below shows the LTIP award opportunities for each NEO as a percentage of his base salary, as well as the weightings on the formulaic and discretionary evaluations used to calculate awards.

	Long-Term Incentive Award Opportunity as % of Salary			Goal Weighting
Name	Threshold	Target	Maximum	Corporate	Discretion
Thomas Shara	19.5%	45%	67.5%	50%	50%
Joseph Hurley	15.6%	35.75%	52%	50%	50%
Robert Vandenbergh	15.6%	35.75%	52%	50%	50%
Ronald Schwarz	12%	27%	42%	50%	50%
Louis Luddecke	12%	27%	42%	50%	50%

LTIP Performance Objectives

The table below depicts our 2013 performance objectives and performance results for the two measures utilized in the 2013 LTIP.

Long-Term Performance Goals	Threshold	Target	Max	Actual
Corporate Goals
Reported ROAA (%)	0.67	0.79	0.91	0.80
1-Year Relative TSR (Peer Comparison)	35th Percentile	50th Percentile	75th Percentile	24th Percentile

Based on the results shown above, our ROAA performance resulted in an award slightly above target for that portion of the plan, while our one-year TSR compared to our peers was below the threshold performance level of the 35th percentile and resulted in no award.

Discretionary Performance Evaluation

As described above, 50% of the total award opportunity for each of our NEOs is determined through the Compensation Committee’s discretionary assessment of corporate and individual performance in the preceding year. In determining the discretionary awards for 2013, the Committee took into consideration:

•	Our NEOs’ roles in the negotiation of the Somerset Hills acquisition, receipt of the required regulatory approval, and successful early steps of the integration.

•	Lakeland’s solid overall financial performance in 2013, as previously described.

•	The fact that our one-year TSR for 2013 was 24.9%, which we consider to be a very favorable result, although it was below the payout threshold for the LTIP (as compared to our peers).

After considering all relevant factors, the Committee determined to award each of our NEOs the maximum number of shares available to him under the discretionary portion of the LTIP as a reflection of Lakeland’s and our NEOs strong performance in 2013.

Equity Awards for 2013

The following restricted stock unit awards (RSUs), which will be reported in our 2015 proxy statement as 2014 compensation, were granted in February 2014 upon approval by the Compensation Committee:

	Corporate Performance Award		Discretionary Award		Cumulative Award
Name	# of RSUs	Grant Date Fair Value	# of RSUs	Grant Date Fair Value	Total Grant Date Fair Value	Total Grant Date Value as % of Target Award
Thomas Shara	6,284	$70,313	18,096	$202,500	$272,813	101%
Joseph Hurley	2,373	$26,553	6,651	$74,425	$100,978	99%
Robert Vandenbergh	2,831	$31,678	7,935	$88,790	$120,468	99%
Ronald Schwarz	1,589	$17,780	4,724	$52,868	$67,561	104%
Louis Luddecke	1,520	$17,003	4,518	$50,558	$67,350	104%

The restricted stock units granted to each NEO will vest 100% on the third anniversary of the grant date, provided that Lakeland has achieved pre-established performance metrics over a three year period and the executive remains employed by the Company. For each year that Lakeland does not achieve the performance metrics, one-third of the unvested shares covered by the restricted stock unit will be forfeited.

Other Elements of Compensation for Executive Officers.

In order to attract and retain qualified executives, we provide executives with a variety of benefits and perquisites, consisting primarily of retirement benefits through our 401(k) and various retirement plans, executive life insurance, and the use of automobiles. Details of the values of these benefits and perquisites may be found in the footnotes and narratives to the Summary Compensation Table. Lakeland has also entered into Supplemental Executive Retirement Plan Agreements with Mr. Shara and Mr. Vandenbergh. See “Employment Agreements and Other Arrangements with Executive Officers.”

Employment and Other Agreements.

Our agreements with the Named Executive Officers are described later in this proxy statement. See “Employment Agreements and Other Arrangements with Executive Officers.”

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee. Certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result, stock options and certain restricted stock and restricted stock units granted under our Equity Compensation Program are not subject to the limitations of Section 162(m). See “Proposal 3, Approval of Material Terms of Performance Goals Pursuant to Section 162(m) of the Internal Revenue Code.”

It is our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements.

Clawback Policies

Compensation recovery policies, or “clawbacks,” began to be used with the enactment of the Sarbanes-Oxley Act in 2002, which required that in the event of any restatement based on executive misconduct, public companies must recoup incentives paid to the company’s CEO and CFO within 12 months preceding the restatement. The Company’s CEO and CFO are currently subject to the Sarbanes-Oxley clawback provision which is set forth in Section 304 of the Sarbanes-Oxley Act, and provides that if an issuer “is required to prepare an accounting restatement due to material noncompliance of the issuer, as a result of misconduct, with any financial reporting requirement under the securities laws,” the CEO and CFO shall reimburse the issuer for any bonus or other incentive-based or equity-based compensation received, and any profits realized from the sale of the securities of the issuer, during the year following issuance of the original financial report.

In addition, the Compensation Committee intends to fully comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding this issue once rulemaking has been completed with respect to these provisions. Until formal guidance is available, the Compensation Committee will address any situation that may arise and determine the proper and appropriate course of action in fairness to shareholders and award recipients.

Summary of Cash and Certain Other Compensation

The following table sets forth, for the three years ended December 31, 2013, 2012 and 2011, a summary of the compensation earned by Thomas J. Shara, our President and Chief Executive Officer, Joseph F. Hurley, our Chief Financial Officer, and our three other most highly compensated executive officers for 2013. We refer to the executive officers named in this table as the “Named Executive Officers.” None of the Named Executive Officers received option awards during the years presented in the table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas J. Shara, President and Chief Executive Officer of Lakeland Bancorp and CEO of Lakeland Bank	2013 2012 2011	600,000 550,000 500,000	— — —	281,359 187,538 210,094	96,220 — —	102,047 105,609 75,711	37,505 34,674 37,334	1,117,131 877,821 823,039

Joseph F. Hurley, Executive Vice President and Chief Financial Officer of Lakeland Bancorp and Lakeland Bank	2013 2012 2011	284,981 276,462 266,769	— 43,825 —	65,738 79,484 93,958	56,763 — —	— — —	28,454 28,522 28,581	435,935 428,293 389,308

Robert A. Vandenbergh, Senior Executive Vice President and Chief Operating Officer of Lakeland Bancorp and Regional President of Lakeland Bank	2013 2012 2011	340,039 330,154 318,461	— — —	149,308 105,088 128,650	69,213 — —	91,941 92,669 73,354	36,031 35,061 32,047	686,532 562,972 552,512

Ronald E. Schwarz Executive Vice President and Chief Retail Officer of Lakeland Bancorp and Lakeland Bank	2013 2012 2011	250,250 240,462 230,461	— 33,135 —	49,703 58,977 69,930	48,115 — —	— — —	27,878 26,479 26,129	375,947 359,053 326,520

Louis E. Luddecke Executive Vice President and Chief Operations Officer of Lakeland Bancorp and Lakeland Bank	2013 2012 2011	233,307 233,423 226,423	— 31,616 —	48,459 57,833 69,458	45,611 — —	— — —	35,743 27,032 31,138	363,120 349,904 327,019

In the table above:

•

When we refer to amounts under “Stock Awards,” we are referring to the aggregate grant date fair value in accordance with FASB ASC Topic 718. The stock awards in the table for each year were based on the prior year’s performance. See the “Compensation Discussion and Analysis” for a

description of restricted stock units granted in February 2014 based on 2013 performance. These restricted stock units vest over a three year period based on continued service and the satisfaction of specified performance goals. The amount under Stock Awards for Mr. Luddecke also includes $1,035 representing the value of 92 shares of common stock granted to Mr. Luddecke as a service award.

•

When we refer to “Change in Pension Value and Nonqualified Deferred Compensation Earnings”, we are referring to the aggregate change in the present value of Mr. Shara’s and Mr. Vandenbergh’s accumulated benefits for 2013 under their respective Supplemental Executive Retirement Plans.

“All Other Compensation” for 2013 includes the following:

•

For Mr. Shara, $5,300 for the use of an automobile, $2,660 for premiums for group term life insurance for Mr. Shara’s benefit, $15,243 for cash dividends paid on restricted stock, $6,652 for the annual contribution to the Company’s profit sharing plan on behalf of Mr. Shara, and a contribution of $7,650 to the Company’s 401(k) Plan on behalf of Mr. Shara to match a pre-tax deferral contribution (included under “Salary”) made by Mr. Shara to that Plan;

•

For Mr. Hurley, $4,938 for the use of an automobile, $4,448 for premiums for group term life insurance for Mr. Hurley’s benefit, $5,559 for cash dividends paid on restricted stock, $6,763 for the annual contribution to the Company’s profit sharing plan on behalf of Mr. Hurley, and a contribution of $6,746 to the Company’s 401(k) Plan on behalf of Mr. Hurley to match a pre-tax deferral contribution (included under “Salary”) made by Mr. Hurley to that Plan;

•

For Mr. Vandenbergh, $7,624 for the use of an automobile, $5,181 for premiums for group term life insurance for Mr. Vandenbergh’s benefit, $8,666 for cash dividends paid on restricted stock, $6,911 for the annual contribution to the Company’s profit sharing plan on behalf of Mr. Vandenbergh, and a contribution of $7,650 to the Company’s 401(k) Plan on behalf of Mr. Vandenbergh to match a pre-tax deferral contribution (included under “Salary”) made by Mr. Vandenbergh to that Plan;

•

For Mr. Schwarz, $6,532 for the use of an automobile, $2,938 for premiums for group term life insurance for Mr. Schwarz’s benefit, $4,115 for cash dividends paid on restricted stock, $6,643 for the annual contribution to the Company’s profit sharing plan on behalf of Mr. Schwarz, and a contribution of $7,650 to the Company’s 401(k) Plan on behalf of Mr. Schwarz to match a pre-tax deferral contribution (included under “Salary”) made by Mr. Schwarz to that Plan; and

•

For Mr. Luddecke, $6,570 for the use of an automobile, $5,260 for premiums for group term life insurance for Mr. Luddecke’s benefit, $4,077 for cash dividends paid on restricted stock, $6,984 for the annual contribution to the Company’s profit sharing plan on behalf of Mr. Luddecke, a contribution of $7,650 to the Company’s 401(k) Plan on behalf of Mr. Luddecke to match a pre-tax deferral contribution (included under “Salary”) made by Mr. Luddecke to that Plan and $5,201 paid to Mr. Luddecke as disability benefits.

The Company has a Profit Sharing Plan for all eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis for years of service and salary, with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company on behalf of the Named Executive Officers are included in the table above under “All Other Compensation.”

Grant of Plan Based Awards

During 2013, the only equity incentive plan awards to our Named Executive Officers were restricted stock awards granted in February 2013 based on 2012 performance. The information in the table below under columns (b), (i) and (l) pertain to these grants. The Named Executive Officers did not receive option awards in 2013. Our Named Executive Officers earned non-equity incentive plan awards for 2013 in the form of cash. These cash payments were made in March 2014 and, in accordance with SEC rules, are included in the Summary Compensation Table under “Non-equity Incentive Plan Compensation” for 2013. The information in the table below under columns (c), (d) and (e) pertain to these cash incentive awards. The amounts in the columns under Estimated Possible Payouts Under Equity Incentive Plan Awards are denominated in dollars, although the applicable payouts were made in grants of restricted stock awards under the Company’s 2009 Equity Compensation Program. For a description of the Company’s 2013 incentive compensation plan, including the various performance targets, and the payouts that were made, see the “Compensation Discussion and Analysis.”

	Grant Date(b)							All other Stock Awards: Number of Shares of Stock or Units (#)(i)	Grant Date Fair Value of Stock and Option Awards ($)(l)

Name (a)		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards
		Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)	Threshold ($)(f)	Target ($)(g)	Maximum ($)(h)
Thomas J. Shara	2/1/2013	39,000	90,000	135,000	131,756	247,500	275,000	28,710	281,359
Joseph F. Hurley	2/1/2013	23,938	54,859	79,795	54,373	97,300	120,842	6,708	65,738
Robert A. Vandenbergh	2/1/2013	28,563	65,458	95,211	70,696	132,800	165,438	15,235	149,308
Ronald E. Schwarz	2/1/2013	20,020	45,045	70,070	40,576	72,600	90,166	5,072	49,703
Louis E. Luddecke	2/1/2013	18,665	41,995	65,326	39,313	70,350	87,372	4,839	47,424
Louis E. Luddecke	10/1/2013							92	1,035

As the Company was not prohibited from paying Named Executive Officers cash bonuses for the majority of 2012 (having redeemed the remaining outstanding shares of Lakeland’s Fixed Rate Perpetual Preferred Stock and the Warrant that had been issued to the U.S. Treasury under the Capital Purchase Program in February 2012), the Company paid Messrs. Hurley, Schwarz and Luddecke cash bonus awards for their 2012 service. (See the 2012 Bonus column in the Summary Compensation Table). Therefore, the Grant Date Fair Value of Stock Awards (column (l) in the table above) for these individuals is less than the Estimated Possible Payouts Under Equity Incentive Plan Awards Target (in column (g)).

Outstanding Equity Awards at December 31, 2013

The following table sets forth, for each of the Named Executive Officers, information regarding option awards and stock awards outstanding at December 31, 2013. As of that date, all stock options held by the Named Executive Officers were exercisable. The vesting dates applicable to each stock award that was not vested on December 31, 2013 are described following the table. At December 31, 2013, the Named Executive Officers did not hold any other equity awards.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Non-Exercisable (c)	Option Exercise Price($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Thomas J. Shara	—	—	—	—	60,536	748,830
Joseph F. Hurley	12,763 12,155	—	13.48 12.91	12/07/2014 12/13/2015	21,153	261,663
Robert A. Vandenbergh	12,763 12,155	—	13.48 12.91	12/07/2014 12/13/2015	34,150	422,436
Ronald E. Schwarz	—	—	—	—	15,686	194,036
Louis E. Luddecke	12,763 12,155	—	13.48 12.91	12/07/2014 12/13/2015	15,495	191,673

In the table above, we are disclosing:

•	in column (b), the number of shares of our Common Stock underlying unexercised stock options that were exercisable as of December 31, 2013;

•	in column (c), the number of shares of our Common Stock underlying unexercised stock options that were non-exercisable as of December 31, 2013;

•	in columns (e) and (f), respectively, the exercise price and expiration date for each stock option that was outstanding as of December 31, 2013;

•	in column (g), the number of shares of our Common Stock covered by stock awards that were not vested as of December 31, 2013; and

•	in column (h), the aggregate market value as of December 31, 2013 of the stock awards referenced in column (g).

In calculating the market values of restricted stock in the table above, we have multiplied the closing market price of our Common Stock on the last trading day in 2013, which was $12.37, by the applicable number of shares of Common Stock underlying the Named Executive Officers’ stock awards. The following summarizes by individual grants the total number of restricted shares for each Named Executive Officer in column (g):

•

The 60,536 shares underlying Mr. Shara’s restricted stock awards vest as follows: 9,992 shares vested on January 25, 2014, 8,826 shares vested on January 30, 2014, 8,825 shares vest on January 30, 2015, 12,920 shares vest on February 1, 2015, 2,222 shares vest on January 25, 2016, 12,920 shares vest on February 1, 2016, 1,960 shares vest on January 30, 2017 and 2,871 shares vest on February 1, 2018.

•

The 21,153 shares underlying Mr. Hurley’s restricted stock awards vest as follows: 4,469 shares vested on January 25, 2014, 3,741 shares vested on January 30, 2014, 672 shares vest on January 26, 2015, 3,741 shares vest on January 30, 2015, 3,019 shares vest on February 1, 2015, 991 shares vested on January 25, 2016, 3,019 shares vest on February 1, 2016, 831 shares vest on January 30, 2017 and 670 shares vest on February 1, 2018.

•

The 34,150 shares underlying Mr. Vandenbergh’s restricted stock awards vest as follows: 6,120 shares vested on January 25, 2014, 4,946 shares vested on January 30, 2014, 446 shares vest on January 26, 2015, 4,946 shares vest on January 30, 2015, 6,856 shares vest on February 1, 2015, 1,359 shares vest on January 25, 2016, 6,856 shares vest on February 1, 2016, 1,098 shares vest on January 30, 2017 and 1,523 shares vest on February 1, 2018.

•

The 15,686 shares underlying Mr. Schwarz’s restricted stock awards vest as follows: 3,325 shares vested on January 25, 2014, 2,775 shares vested on January 30, 2014, 382 shares vest on January 26, 2015, 2,775 shares vest on January 30, 2015, 2,282 shares vest on February 1, 2015, 740 shares vest on January 25, 2016, 2,282 shares vest on February 1, 2016, 617 shares vest on January 30, 2017 and 508 shares vest on February 1, 2018.

•

The 15,495 shares underlying Mr. Luddecke’s restricted stock awards vest as follows: 3,303 shares vested on January 25, 2014, 2,721 shares vested on January 30, 2014, 572 shares vest on January 26, 2015, 2,721 shares vest on January 30, 2015, 2,178 shares vest on February 1, 2015, 734 shares vest on January 25, 2016, 2,178 shares vest on February 1, 2016, 605 shares vest on January 30, 2017 and 483 shares vest on February 1, 2018.

Options Exercised and Stock Awards Vested

The following table sets forth, for each of the Named Executive Officers, information regarding stock options exercised during 2013 and stock awards vested during 2013. The phrase “value realized on exercise” represents the difference between the market price on the date of exercise minus the exercise price, multiplied by the number of shares of Common Stock set forth in column (b). The phrase “value realized on vesting” represents the number of shares of Common Stock set forth in column (d) multiplied by the market price of our Common Stock on the date on which the Named Executive Officer’s stock award vested.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Thomas J. Shara	—	—	9,993	98,731
Joseph F. Hurley	—	—	7,493	74,031
Robert A. Vandenbergh	12,763	4,084	8,123	80,255
Ronald E. Schwarz	—	—	5,048	49,874
Louis E. Luddecke	—	—	5,874	58,035

Pension Plans

The following table sets forth, for each of the Named Executive Officers, information regarding the benefits payable under each of our plans that provides for payments or other benefits at, following, or in connection with such Named Executive Officer’s retirement. In accordance with the SEC’s rules, the following table does not provide information regarding tax-qualified defined contribution plans or nonqualified defined contribution plans.

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Thomas J. Shara	Supplemental Executive Retirement Plan	Not Applicable	469,653	—
Joseph F. Hurley	—	—	—	—
Robert A. Vandenbergh	Supplemental Executive Retirement Plan	Not Applicable	397,384	—
Ronald E. Schwarz	—	—	—	—
Louis E. Luddecke	—	—	—	—

In the table above:

•

when we use the phrase “present value of accumulated benefit”, we are referring to the actuarial present value of the Named Executive Officer’s accumulated benefits under the Supplemental Executive Retirement Plans, calculated as of December 31, 2013; and

•	column (e) refers to the dollar amount of payments and benefits, if any, actually paid or otherwise provided to the Named Executive Officer during 2013 under our pension plans.

See “Employment Agreements and other Arrangements with Executive Officers” for a description of various agreements with the Named Executive Officers.

Deferred Compensation

The following table sets forth, for each of the Named Executive Officers, information regarding each defined contribution plan that we maintain and each other plan that we maintain that provides for the deferral of compensation on a basis that is not tax-qualified.

Name (a)	Executive Contributions in 2013 ($) (b)	Registrant Contributions in 2013 ($) (c)	Aggregate Earnings in 2013 ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at December 31, 2013 ($) (f)
Thomas J. Shara	—	—	—	—	—
Joseph F. Hurley	—	—	—	—	—
Robert A. Vandenbergh	—	—	31,737	21,069	339,108
Ronald E. Schwarz	—	—	—	—	—
Louis E. Luddecke	—	—	—	—	—

In the table above:

•	when we refer to the term “earnings”, we are referring to the aggregate interest or other earnings accrued to the Named Executive Officer’s account during 2013;

•

the amount included in column (d) of this table is also included under the column “All Other Compensation” in the Summary Compensation Table set forth above (the amount in column (e) was paid out of the amount set forth in column (d)); and

•	the amount included in column (f) of this table was not included in our Summary Compensation Table in any prior year’s proxy statement or in the Summary Compensation Table set forth above.

The National Bank of Sussex County (“NBSC”) entered into a salary continuation agreement during 1996 with Mr. Vandenbergh, its president, which entitled him to certain payments upon his retirement. As part of the merger of the Company and NBSC’s parent (High Point Financial Corp.) in July 1999, the Company placed in trust amounts equal to the present value of the amounts that would be owed to Mr. Vandenbergh in his retirement. This amount was $381,000. The earnings for 2013 were $31,737 and the aggregate balance of the trust at December 31, 2013 was $339,108. We have no further obligation to pay additional amounts pursuant to this agreement. The $21,069 withdrawn in 2013 was used to pay the premium for additional life insurance and trustee fees for Mr. Vandenbergh. In December 2008, the salary continuation agreement with Mr. Vandenbergh was amended to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

NBSC also provided Mr. Vandenbergh with a split dollar life insurance death benefit, pursuant to which his beneficiary will receive an amount equal to three times his last salary. The one time premium for such insurance was paid prior to 2013.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program and the Company’s Amended and Restated 2009 Equity Compensation Program as of December 31, 2013. These plans were the Company’s only equity compensation plans in existence as of December 31, 2013. The 2009 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2009 Equity Compensation Programs.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	647,561	12.05	1,793,701
Equity Compensation Plans Not Approved by Shareholders	—	—	—
TOTAL	647,561	12.05	1,793,701

The number in column (a) does not include a total of 92,339 shares of Lakeland common stock that are issuable upon the exercise of options assumed in the Somerset Hills merger with a weighted average exercise price of $7.52.

Employment Agreements and Other Arrangements with Named Executive Officers

Thomas J. Shara joined the Company as President and Chief Executive Officer of Lakeland and Lakeland Bank on April 2, 2008. On May 22, 2008, Lakeland, Lakeland Bank and Mr. Shara executed an Employment Agreement (the “Employment Agreement”) and a Supplemental Executive Retirement Plan Agreement (the “SERP”). Both the Employment Agreement and the SERP are effective as of April 2, 2008. (As previously disclosed, Mr. Vandenbergh was named Regional President of Lakeland Bank in January 2013 and Mr. McClure was named Co-Regional President of Lakeland Bank with Mr. Vandenbergh upon the closing of the mergers with Somerset Hills Bancorp and Somerset Hills Bank on May 31, 2013. Mr. Shara currently serves as President and Chief Executive Officer of Lakeland Bank and Lakeland Bancorp.)

The Employment Agreement provides that Mr. Shara will be employed as President and Chief Executive Officer of the Company and Lakeland Bank for a term commencing on April 2, 2008 (the “Effective Date”) and expiring on April 1, 2011 (the “Initial Term”). The Initial Term will automatically be extended for an additional one year period on each anniversary date of the Effective Date, unless on or before each such anniversary date either party provides written notice to the other of its (or his) intent not to extend the then current term, provided, however, that on and after the 15th anniversary of the Effective Date, if Mr. Shara remains employed, his employment will be on an at-will basis. The Initial Term and any renewal period through the 15th anniversary of the Effective Date collectively are referred to as the “Term”.

The Employment Agreement further provides that Mr. Shara will be nominated for election (i) as a member of Lakeland Bank’s Board of Directors at each annual meeting of the sole shareholder of Lakeland Bank occurring during the Term and (ii) as a member of the Company’s Board of Directors at each annual meeting of shareholders of the Company at which Mr. Shara’s term as a director of the Company expires occurring during the Term. Mr. Shara initially was appointed to the Lakeland Bank Board and the Company Board on April 2, 2008, and was nominated to stand for election at the Company’s 2008 annual meeting of shareholders for a term of two years, at which he was so elected. He was nominated and elected for a three year term at the 2010 Annual Meeting and at the 2013 Annual Meeting.

The Employment Agreement provides that Mr. Shara will receive a base salary of not less than $400,000 per year. He will participate in the executive bonus program as approved annually by the Company’s Board. Upon joining the Company on April 2, 2008, Mr. Shara received a restricted stock award of 60,000 shares, which vested in 25% increments on December 1, 2009, December 1, 2010, December 1, 2011 and December 1, 2012. The Employment Agreement also provides that Mr. Shara will be entitled to participate in all employee benefit plans or programs, including without limitation the 401(k) Plan and Profit Sharing Plan, and to receive all benefits and perquisites, including without limitation an automobile, which are approved by the Boards of the Company and Lakeland Bank and are generally made available to executive officers of the Company, to the extent permissible under the general terms and provisions of such plans or programs.

The Employment Agreement provides that if Mr. Shara’s employment is terminated during the Term by the Company without Cause (as contractually defined) or Mr. Shara resigns for Good Reason (as contractually defined), Mr. Shara will receive a severance payment equal to 36 months of his annual base salary at the rate in effect as of the termination date. In addition, all of Mr. Shara’s restricted shares and stock options (to the extent not already vested) will become fully vested, and he will be permitted to exercise any such option for the period specified in the Company’s equity compensation plan as in effect at such time. He will also be entitled to the continuation of certain medical benefits. However, if within 90 days following a Change in Control (as contractually defined), Mr. Shara’s employment is terminated without Cause or he resigns for Good Reason, then he will receive a severance payment equal to three times the sum of (a) an amount equal to his annual base salary at the rate in effect as of the termination date, plus (b) an amount equal to the highest annual bonus paid to Mr. Shara during the last three years prior to the his termination date.

The Employment Agreement provides that in the event it is determined that any payment or benefit made or provided by the Company or Lakeland Bank pursuant to the terms of the Employment Agreement or otherwise would be subject to the excise tax (the “Excise Tax”) imposed by Section 4999 of the Internal Revenue Code, then Mr. Shara will be entitled to receive an additional payment from the Company (a “Gross-Up Payment”) such that the net amount received by Mr. Shara after deduction of such Excise Tax and any federal, state and local income tax, penalties, interest and Excise Tax upon the Gross-Up Payment will be equal to the payments otherwise payable to him under the terms of the Employment Agreement. Mr. Shara also agrees in the

Employment Agreement not to compete with Lakeland Bank’s business for a 12 month period following termination of employment in a geographic area equal to 20 miles from any of Lakeland Bank’s branches at the time of Mr. Shara’s termination of employment.

The SERP provides that Mr. Shara will receive a normal retirement benefit of $150,000 per year for 15 years upon termination of his employment after the normal retirement age of 65. The benefit will be paid in monthly payments of $12,500 each. The SERP further provides that if, prior to a Change in Control, Mr. Shara resigns his employment with the Company or Lakeland Bank for Good Reason, his employment with the Company or Lakeland Bank terminates due to disability, or his employment with the Company or Lakeland Bank is terminated by the Company or Lakeland Bank other than for Cause, he will receive the same benefit of $150,000 per year for 15 years, payable in monthly payments of $12,500 each, commencing with the month following Mr. Shara’s 65th birthday. If Mr. Shara is employed by the Company or Lakeland Bank at the time of a Change in Control, he will receive the same benefit, beginning with the month following his 65th birthday. If Mr. Shara should die while employed, his beneficiary will receive the same monthly payment described above for the period specified, except that such payments will commence within 60 days of receipt of a death certificate. If Mr. Shara should die after the benefit payments have commenced but before receiving all such payments, the Company will pay the remaining benefits to his beneficiary at the same time and in the same amounts they would have been paid to Mr. Shara had he survived. The SERP provides that Mr. Shara is not entitled to any benefit under the SERP if (i) the Company terminates his employment for Cause, or (ii) he resigns his employment with the Company other than for Good Reason prior to the earlier of attaining age 65 or a Change in Control. Amounts payable under the SERP are subject to the same gross up provisions as are applicable under the Employment Agreement. Amounts payable under both the Employment Agreement and the SERP may be delayed in order to comply with Section 409A of the Internal Revenue Code.

Lakeland and Lakeland Bank also entered into agreements, dated March, 2001 and as amended by agreements dated March 10, 2003, with each of Messrs. Hurley, Vandenbergh and Luddecke (each, an “Executive”) providing for certain terms and conditions of their employment in the event of a change in control (each a “Change in Control Agreement”). Under such Change in Control Agreements, the term of each Executive’s employment becomes fixed for a period (the “contract period”) ending on the earlier of the Executive’s death, attainment of age 65, or the second anniversary of the date of such change in control. During the contract period, each Executive is to be employed in the same position as held by him immediately prior to such event, and is entitled to base salary equal to the annual salary in effect immediately prior to the change in control and bonus equal to the highest annual bonus paid during the three most recent fiscal years prior to the change in control. In addition, during the contract period, each Executive is entitled to certain other benefits and perquisites as in effect as of the change in control. If during the contract period, an Executive’s employment is terminated without “cause”, or he resigns for “good reason” (each as defined in the Change in Control Agreement), he will be entitled to continued life and health insurance benefits for the balance of the contract period and a lump sum cash payment equal to two times the sum of his highest salary and bonus paid to him during any of the three most recent calendar years prior to the change in control. For purposes of each Change in Control Agreement, the term “change in control” has the same meaning as under the Equity Compensation Program. Each Change in Control Agreement contains confidentiality and non-compete covenants in favor of Lakeland. Mr. Luddecke attained age 65 in November 2011, at which time his Change in Control Agreement expired pursuant to its terms.

In December 2008, the Change in Control Agreements with each of Messrs. Hurley, Vandenbergh and Luddecke were amended to comply with Section 409A of the Internal Revenue Code. The amendments provide for a six month payment delay and interest paid during that six month payment delay period, in accordance with Section 409A.

Lakeland and Lakeland Bank entered into a Change in Control Agreement with Mr. Schwarz, dated as of June 12, 2009, which contains provisions comparable to those contained in the Change in Control Agreements for Messrs. Hurley, Vandenbergh and Luddecke.

The Company entered into a Supplemental Executive Retirement Plan (“SERP”) agreement, dated December 23, 2008, with Mr. Vandenbergh. The SERP provides that Mr. Vandenbergh will receive a normal retirement benefit of $90,000 per year for 10 years upon termination of his employment after the normal retirement age of 65. The benefit will be paid in monthly payments of $7,500 each. The SERP further provides that if, prior to a change in control Mr. Vandenbergh resigns his employment with the Company or Lakeland Bank for Good Reason (as defined), his employment with the Company or Lakeland Bank terminates due to disability or his employment with the Company or Lakeland Bank is terminated by the Company or Lakeland Bank other than for Cause (as defined), he will receive the same benefit of $90,000 per year for 10 years, payable in monthly payments of $7,500 each, commencing with the month following Mr. Vandenbergh’s 65th birthday. If Mr. Vandenbergh is employed by the Company or Lakeland Bank at the time of a change in control, he will receive the same benefit, beginning with the month following his 65th birthday. If Mr. Vandenbergh should die while employed, his beneficiary will receive the same monthly payment described above for the period specified, except that such payments will commence within 60 days of receipt of a death certificate. If Mr. Vandenbergh should die after the benefit payments have commenced but before receiving all such payments, the Company will pay the remaining benefits to his beneficiary at the same time and in the same amounts they would have been paid to Mr. Vandenbergh had he survived. The SERP provides that Mr. Vandenbergh is not entitled to any benefit under the SERP if (i) the Company terminates his employment for Cause, or (ii) he resigns his employment with the Company other than for Good Reason prior to the earlier of attaining age 65 or a change in control. Amounts payable under the SERP may be delayed in order to comply with Section 409A.

The following table provides information as to the amounts that would have been payable to the Named Executive Officers if they had terminated employment in the circumstances described in the table:

Named Executive Officer	Termination by Company Without Cause or Resignation by Executive for Good Reason (before a Change In Control)		Termination by Company Without Cause or Resignation by Executive for Good Reason (after a Change In Control)
Thomas J. Shara
Cash severance	$1,800,000	(1)	$1,800,000	(2)
SERP (3)	2,250,000		2,250,000
Acceleration of Stock Options	—		—
Acceleration of Restricted Stock (4)	748,830		748,830
Welfare Benefits (5)	—		—
Tax Gross-up	—		2,226,073	(6)
Automobile	—		—
Total	$4,798,830		$7,024,903

Joseph F. Hurley
Cash severance	—		$657,612	(7)
SERP	—		—
Acceleration of Stock Options	—		—
Acceleration of Restricted Stock (4)	—		261,663
Welfare Benefits	—		22,060	(8)
Tax Gross-up	—		—
Automobile (9)	—		—
Total	—		$941,335	(10)

Robert A. Vandenbergh
Cash severance	—		$680,078	(7)
SERP (3)	900,000		900,000
Acceleration of Stock Options	—		—
Acceleration of Restricted Stock (4)	—		422,436
Welfare Benefits	—		22,060	(8)
Tax Gross-up	—		—
Automobile (9)	—		—
Total	$900,000		$2,024,574	(10)

Ronald E. Schwarz
Cash severance	—		$566,770	(7)
SERP	—		—
Acceleration of Stock Options	—		—
Acceleration of Restricted Stock(4)	—		194,036
Welfare Benefits	—		30,082	(8)
Tax Gross-up	—		—
Automobile (9)	—		—
Total	—		$790,888	(10)

Louis E. Luddecke
Cash severance	—		—
SERP	—		—
Acceleration of Stock Options	—		—
Acceleration of Restricted Stock(4)	—		191,673
Welfare Benefits	—		—
Tax Gross-up	—		—
Automobile	—		—
Total	—		$191,673

(1)	The figure shows the cumulative amount of cash severance that Mr. Shara would be entitled to under the circumstances presented. The cash severance amount, which is equal to 36 months of base salary in effect as of the date of termination, is payable over a period of 12 months.
(2)	In the event that termination of employment occurs following a “Change in Control” as defined in Mr. Shara’s employment agreement, the cash severance amount is payable in a single lump sum.
(3)	The SERP benefits, which are described further under Pension Plans above, are payable to Messrs. Shara and Vandenbergh in, respectively, 180 and 120 equal monthly installments of, respectively, $12,500 and $7,500 each, commencing at age 65. The same benefit is payable if Mr. Shara or Mr. Vandenbergh, respectively, terminates employment due to disability. In the event that Mr. Shara or Mr. Vandenbergh terminates employment due to death, his beneficiary is entitled to payment of the same SERP benefit, but commencing immediately following death.
(4)	These figures represent, based on the closing price of the Company’s common stock on December 31, 2013 ($12.37 per share), the aggregate value of outstanding shares of restricted stock awarded to each officer, the vesting of which would accelerate in the event of an involuntary termination of such officer’s employment under the circumstances presented.
(5)	Mr. Shara has the right to purchase continued coverage under the Company’s group health plan, if permitted by the health plan insurer, for up to three years following termination of employment under the circumstances presented, inclusive of any “COBRA” coverage period.
(6)	This figure represents an estimate of the “tax gross-up” amount Mr. Shara would be entitled to under his employment agreement to the extent that the payments or benefits to which he becomes entitled would be subject to a 20% excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. Such estimate is based on a number of assumptions, including that the full value of the restricted stock that vests would be considered a change in control payment for purposes of the excise tax. Facts and circumstances at the time of any change in control transaction and termination thereafter as well as changes in Mr. Shara’s compensation history preceding such a transaction could materially impact whether and to what extent an excise tax would be imposed and therefore the amount of any potential tax gross-up. For purposes of performing these calculations, we have made the following additional assumptions: an individual effective tax rate of 48.22% (composed of a federal tax rate of 39.60%, a New Jersey state tax rate of 8.97% and FICA/FUTA of 2.35%), and 120% Applicable Federal Semi-annual long-term Rate (AFR) as of December 2013 of 3.95%). AFR is applicable in determining the value of accelerating the vesting of the SERP benefit for purposes of computing the excise tax.
(7)	For each of Messrs. Hurley, Vandenbergh and Schwarz, the cash severance payable under the circumstances presented is equal to two times the individual’s highest aggregate annual salary and bonus compensation for any of the three calendar years preceding a “Change in Control” (as defined in their respective Change in Control Agreements), and is payable in a single lump sum. The figures presented above are based on salary and bonus compensation for the year ended December 31, 2013.
(8)	Each of Messrs. Hurley, Vandenbergh and Schwarz is entitled to continued medical and hospital insurance, disability insurance and life insurance for the remainder of the applicable “Contract Period” under their respective Change in Control Agreements, which begins on the day immediately preceding a Change in Control and ends on the earlier of (i) the second anniversary of the Change in Control, (ii) the individual’s attainment of age 65, or (iii) the individual’s death. The figures presented above assume that such coverages will continue for two years.
(9)	Each of Messrs. Hurley, Vandenbergh and Schwarz has the right, in the event of an involuntary termination without cause or a resignation for good reason following a Change in Control, to purchase from the Company, at book value price, the automobile, if any, that was provided to him while employed by the Company.
(10)	Payments due each of Messrs. Hurley, Vandenbergh and Schwarz under their respective Change in Control Agreements are subject to reduction to the extent necessary to ensure that no portion of the payments they are to receive under their Change in Control Agreements or otherwise will be non-deductible by the Company under Code Section 280G or will be subject to an excise tax under Code Section 4999.

See “Deferred Compensation” for a description of a salary continuation agreement with Mr. Vandenbergh.

Compensation Committee Interlocks and Insider Participation

Lakeland’s Compensation Committee, which is currently comprised of Janeth C. Hendershot (Chairperson), Edward B. Deutsch, Mark J. Fredericks and Robert E. McCracken, makes recommendations to the Board concerning compensation for Lakeland’s executive officers and directors.

Mark J. Fredericks, a director, is the President of Fredericks Fuel & Heating Service in Oak Ridge, New Jersey. During 2013, Lakeland paid Fredericks Fuel & Heating Service $143,213 for oil and related heating and air conditioning services for bank locations.

Stephen R. Tilton, Sr., a director of Lakeland, is the Chairman and Chief Executive Officer of Fletcher Holdings, LLC, which owns a building in Little Falls, New Jersey in which Lakeland rents a branch office. During 2013, the Company paid $161,112 to Fletcher Holdings, LLC as rent and related expenses.

Lakeland Bank has made, and expects to make in the future, in the ordinary course of business, loans to directors, officers, principal shareholders and their associates. All loans to such persons were made, and will be made, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or Lakeland Bank.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the information provided under the caption “Compensation Discussion and Analysis” set forth above. Based on that review and those discussions, the Compensation Committee recommended to our Board that such “Compensation Discussion and Analysis” be included in this proxy statement.

Janeth C. Hendershot (Chairman)

Edward B. Deutsch

Mark J. Fredericks

Robert E. McCracken

ITEM 12—Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the number of shares of Lakeland common stock beneficially owned as of February 1, 2014 by:

•	each of Lakeland’s four Named Executive Officers (as defined above in “Item 11—Executive Compensation”) who are not directors of Lakeland;

•	each of Lakeland’s current directors;

•	all of Lakeland’s current executive officers and directors as a group; and

•	each person who is known by Lakeland to beneficially own 5% or more of the Lakeland common stock, based on filings made with the Securities and Exchange Commission.

Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below only to the extent that such options may be exercised by April 2, 2014. The address for each officer and director in the table is c/o Lakeland Bancorp, Inc., 250 Oak Ridge Road, Oak Ridge, New Jersey 07438.

	Shares Beneficially Ownedas of February 1, 2014
Shareholder	Number		Percent
Named Executive Officers Who Are Not Directors:
Joseph F. Hurley	58,147	(1)	0.2%
Robert A. Vandenbergh	136,952	(2)	0.4%
Ronald E. Schwarz	37,806	(3)	0.1%
Louis E. Luddecke	87,890	(4)	0.2%

Current Directors:
Bruce D. Bohuny	65,952	(5)	0.2%
Roger Bosma	136,597	(6)	0.4%
Mary Ann Deacon	370,068	(7)	1.0%
Edward B. Deutsch	162,423	(8)	0.4%
Brian Flynn	41,911	(9)	0.1%
Mark J. Fredericks	464,463	(10)	1.3%
Janeth C. Hendershot	89,253	(11)	0.2%
Thomas J. Marino	24,511	(12)	0.1%
Robert E. McCracken	162,070	(13)	0.4%
Robert B. Nicholson, III	103,791		0.3%
Joseph P. O’Dowd	60,615	(14)	0.2%
Thomas J. Shara	188,287	(15)	0.5%
Stephen R. Tilton, Sr.	749,108	(16)	2.1%

All current executive officers and directors as a group (22 persons)	3,256,813	(17)	8.9%

5%-or-more Beneficial Owners:
Wellington Management Company, LLP	3,417,939	(18)	9.54%
280 Congress Street
Boston, MA 02210
BlackRock, Inc.	2,168,802	(19)	6.10%
40 East 52nd Street New York, NY 10022

(1)	Includes 24,918 shares issuable upon the exercise of stock options. Also includes 12,943 shares subject to restricted stock awards that have not yet vested. The 12,943 shares underlying Mr. Hurley’s restricted stock awards vest as follows: 672 shares vest on January 26, 2015, 3,741 shares vest on January 30, 2015, 3,019 shares vest on February 1, 2015, 991 shares vest on January 25, 2016, 3,019 shares vest on February 1, 2016, 831 shares vest on January 30, 2017 and 670 shares vest on February 1, 2018.
(2)	Includes 3,595 shares held jointly with his wife; 19,122 shares which have been allocated to Mr. Vandenbergh in the ESOP; and 24,918 shares issuable upon the exercise of stock options. Also includes 23,084 shares subject to restricted stock awards that have not yet vested. The 23,084 shares underlying Mr. Vandenbergh’s restricted stock awards vest as follows: 446 shares vest on January 26, 2015, 4,946 shares vest on January 30, 2015, 6,856 shares vest on February 1, 2015, 1,359 shares vest on January 25, 2016, 6,856 shares vest on February 1, 2016, 1,098 shares vest on January 30, 2017 and 1,523 shares vest on February 1, 2018. Includes 36,947 shares pledged as security for loan obligations.
(3)	Includes 9,586 shares subject to restricted stock awards that have not yet vested. The 9,586 shares underlying Mr. Schwarz’s restricted stock awards vest as follows: 382 shares vest on January 26, 2015, 2,775 shares vest on January 30, 2015, 2,282 shares vest on February 1, 2015, 740 shares vest on January 25, 2016, 2,282 shares vest on February 1, 2016, 617 shares vest on January 30, 2017 and 508 shares vest on February 1, 2018.
(4)	Includes eight shares held by Mr. Luddecke’s wife and 24,918 shares issuable upon the exercise of stock options. Also includes 9,471 shares subject to restricted stock awards that have not yet vested. The 9,471 shares underlying Mr. Luddecke’s restricted stock awards vest as follows: 572 shares vest on January 26, 2015, 2,721 shares vest on January 30, 2015, 2,178 shares vest on February 1, 2015, 734 shares vest on January 25, 2016, 2,178 shares vest on February 1, 2016, 605 shares vest on January 30, 2017 and 483 shares vest on February 1, 2018.
(5)	Includes 5,745 shares held by the Bohuny Family LLC of which Mr. Bohuny is a passive member; 469 shares held by Mr. Bohuny’s wife; 1,522 shares held by Mr. Bohuny as custodian for his children; and 28,940 shares issuable upon the exercise of stock options. Includes 7,499 shares pledged as security for loan obligations.
(6)	Includes 85,437 shares held by Holly Bosma Living Trust of which Mr. and Mrs. Bosma are trustees; and 27,563 shares issuable upon the exercise of stock options.
(7)	Includes 18,035 shares held in the name of Mary Ann Deacon’s husband; 241,061 shares held in the name of the Philip Deacon Limited Partnership; and 91,598 shares held by the Deacon Home Inc. Profit Sharing Plan of which Ms. Deacon is a trustee.
(8)	Includes 29,157 shares held by the Edward B. Deutsch Holding Trust; 45,290 shares held in the name of Mr. Deutsch’s wife; 26,860 shares held by the Edward B. Deutsch Short Term Trust UAD 3/30/2012; and 28,724 shares issuable upon the exercise of stock options.
(9)	Includes 22,050 shares issuable upon the exercise of stock options.
(10)	Includes 50,504 shares owned jointly by Mr. Fredericks’ wife; 132,831 shares held by Mark J. Fredericks as custodian for his children; 39,286 shares held by Mark J. Fredericks as Trustee of the Keil Oil Employee Profit Sharing Plan; 32,396 shares held by Mark J. Fredericks as Trustee for the Fredericks Fuel & Heating Service Profit Sharing Plan; and 22,396 shares held by Fredericks Fuel & Heating Service of which Mark Fredericks is President. Includes 206,777 shares pledged as security for loan obligations.
(11)	Includes 31,907 shares issuable upon the exercise of stock options.
(12)	Includes 8,926 shares owned jointly by Mr. Marino and his wife; 2,392 shares held in the name of Mr. Marino’s wife; and 13,074 shares issuable upon the exercise of stock options.
(13)	Includes 33 shares owned jointly by Mr. McCracken and his wife; 3,846 shares held as custodian for his children; 71,358 shares held by REM, LLC of which Mr. McCracken is sole managing member; 13,833 shares held by the McCracken Family Trust, of which Mr. McCracken is a co-trustee; 20,575 shares held in the Shirley McCracken Irrevocable Trust, of which Mr. McCracken is a Trustee; and 31,907shares issuable upon the exercise of stock options.
(14)	Includes 58,346 shares owned jointly by Mr. O’Dowd and his wife.

(15)	Includes 118,702 shares owned jointly by Mr. Shara and his wife; 1,801 shares held as custodian for his son; 711 shares held by a family partnership of which Mr. Shara and his wife are general partners or trustees; and 41,718 shares subject to restricted stock awards that have not yet vested. These 41,718 shares vest as follows: 8,825 shares on January 30, 2015, 12,920 shares on February 1, 2015, 2,222 shares on January 25, 2016, 12,920 shares on February 1, 2016, 1,960 shares on January 30, 2017, and 2,871 shares on February 1, 2018. All of these restricted shares may be voted, unless forfeited.
(16)	Includes 30,165 shares held by Mr. Tilton’s wife; 3,347 shares held by Chaumont Holdings, Inc. of which Mr. Tilton is Chairman and Chief Executive Officer; and 47,571 shares held by the Tilton Securities LLC Profit Sharing Plan of which Mr. Tilton is the beneficiary.
(17)	Includes an aggregate of 347,463 shares issuable upon the exercise of stock options, 126,671 shares subject to restricted stock awards that have not yet vested; and 19,122 shares which have been allocated under the ESOP.
(18)	Pursuant to a filing made by Wellington Management Company, LLP (“Wellington Management”) with the Securities and Exchange Commission on February 14, 2014, Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 3,417,939 shares of Lakeland common stock which are held of record by clients of Wellington Management. The filing indicates that Wellington Management has shared power to vote or direct the vote with respect to 2,915,606 shares and shared dispositive power with respect to 3,417,939 shares. The filing further indicates that the clients who own the shares of record have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares, and that no client is known to Wellington Management to have such right or power with respect to more than 5% of Lakeland common stock.
(19)	Pursuant to a filing made by BlackRock, Inc. with the Securities and Exchange Commission on January 29, 2014, BlackRock, Inc., a parent holding company or control person, beneficially owned 2,168,802 shares, or 6.10%, of Lakeland common stock. The filing indicates that BlackRock has sole power to vote or to direct the vote with respect to 2,086,016 shares and sole power to dispose or to direct the disposition of 2,168,802 shares. The filing identifies the following subsidiaries of BlackRock, Inc. as having acquired the shares being reported: BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Investment Management, LLC, BlackRock Advisors, LLC and BlackRock Asset Management Canada Limited. The filing states that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of Lakeland common stock, and that no one person’s interest is more than 5% of the total outstanding shares of Lakeland common stock.

Stock Ownership Guidelines for Executive Officers

During 2010, the Board, through the Compensation Committee, adopted executive officer stock ownership guidelines which established certain goals that current executive officers own or otherwise control, at a minimum, the following number of shares or share equivalents of Company stock within the next three years: for the President and Chief Executive Officer, 100,000 shares; for Senior Executive Vice Presidents, 50,000 shares; and for Executive Vice Presidents, 25,000 shares. New executive officers would be expected to attain the prescribed goals within three years from the date of promotion or joining Lakeland. The Compensation Committee periodically reviews these stock ownership goals, and has determined that all executive officers are in compliance with the prescribed guidelines.

Stock Ownership Guidelines for Directors; Adoption of Prospective Anti-Pledging Policy

Although Lakeland’s by-laws provide that the minimum value of Lakeland common stock to be held by directors is $1,000, during 2010, the Board adopted Corporate Guidelines which established a goal that directors own or otherwise control, at a minimum, the number of shares or share equivalents of Lakeland common stock equal to approximately five times (5x) the director annual retainer fee, with new directors attaining that goal within five years. The Compensation Committee periodically reviews this stock ownership goal, and has determined that all directors have attained the prescribed goal.

In March 2013, Lakeland’s Board adopted an anti-pledging policy that prohibits future pledging of Lakeland common stock by Lakeland’s executive officers and directors. The policy does not require existing pledges to be unwound.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program and the Company’s 2009 Equity Compensation Program as of December 31, 2013. These plans were the Company’s only equity compensation plans in existence as of December 31, 2013. The 2009 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2009 Equity Compensation Programs.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column(a))
Equity Compensation Plans Approved by Shareholders	647,561	$12.05	1,793,701
Equity Compensation Plans Not Approved by Shareholders	—	—	—
TOTAL	647,561	$12.05	1,793,701

The number in column (a) does not include a total of 92,339 shares of Lakeland common stock that are issuable upon the exercise of options assumed in the Somerset Hills merger with a weighted average exercise price of $7.52.

ITEM 13—Certain	Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Mark J. Fredericks, a director, is the President of Fredericks Fuel & Heating Service in Oak Ridge, New Jersey. During 2013, Lakeland paid $143,213 for oil and related heating and air conditioning services for bank locations.

Stephen R. Tilton, Sr., a director of Lakeland, is the Chairman and Chief Executive Officer of Fletcher Holdings, LLC, which owns a building in Little Falls, New Jersey in which Lakeland rents a branch office. During 2013, the Company paid $161,112 to Fletcher Holdings, LLC as rent and related expenses.

Lakeland Bank has made, and expects to make in the future, in the ordinary course of business, loans to directors, officers, principal shareholders and their associates. All loans to such persons were made, and will be made, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or Lakeland Bank.

Policies and Procedures Concerning Related Party Transactions

The Audit Committee of the Board of Directors has adopted written procedures governing related party transactions. The procedures provide that:

•	related party transactions that have been previously approved by the full Board of Directors will not be included in the transactions that are approved by the Audit Committee;

•	any single related party transaction up to $5,000 is automatically deemed to be pre-approved by the Audit Committee, which transactions are reviewed and approved at the next Audit Committee meeting;

•

either the Chairman or Vice Chairman of the Audit Committee is authorized to approve, prior to payment, related party transactions over $5,000 but not exceeding $10,000, and may override any previously approved transaction; and

•	related party transactions over $10,000 must be approved, prior to payment, by a majority of the members of the Audit Committee.

In general, the Audit Committee reviews related party transactions on a quarterly basis. By “related party transaction,” we mean a transaction between the Company or any of its subsidiaries, on the one hand, and an executive officer, director or immediate family member of an executive officer or a director, on the other hand.

Board Independence

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. NASDAQ adopted amendments to its definition of independence. Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee, and by the NASDAQ Marketplace Rules with respect to the Compensation Committee. The Board has determined that the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee satisfy all applicable definitions of independence. The Board has also determined that the following members of the Board satisfy the NASDAQ definition of independence: Bruce D. Bohuny, Roger Bosma, Mary Ann Deacon, Edward B. Deutsch, Brian Flynn, Mark J. Fredericks, Janeth C. Hendershot, Thomas J. Marino, Robert E. McCracken, Robert B. Nicholson, III, Joseph P. O’Dowd and Stephen R. Tilton, Sr.

ITEM 14—Principal	Accounting Fees and Services.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent registered public accounting firm, KPMG LLP (“KPMG”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

As previously reported and as described in the Company’s Current Report on Form 8-K dated December 23, 2013 and filed with the SEC on December 30, 2013, on December 24, 2013, the Company appointed KPMG as the Company’s independent registered public accounting firm for its fiscal year ended December 31, 2013. The effect of this action was to accelerate the previously reported appointment of KPMG so as to apply to the 2013 audit. KPMG had previously been appointed to serve as the Company’s independent registered public accounting firm for its first quarter ending March 31, 2014 and its fiscal year ending December 31, 2014. Grant Thornton LLP (“Grant Thornton”) audited the Company’s financial statements for the fiscal year ended December 31, 2012. The following table sets forth a summary of the fees billed or expected to be billed to the Company by (i) Grant Thornton for professional services rendered for the year ended December 31, 2012 and (ii) KPMG for professional services rendered for the year ended December 31, 2013.

Fee Category	Fees for 2012	Fees for 2013
Audit Fees	$573,688	$1,155,000
Audit-Related Fees	$0	$0
Tax Fees	$95,080	$75,000
All Other Fees	$0	$0

Audit Fees. Audit fees consist of the aggregate fees billed or expected to be billed to the Company for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2012 and December 31, 2013, and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q during 2012 and 2013.

Audit-Related Fees. Audit-related fees consist of the aggregate fees billed for assurance and related services which are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported under the immediately preceding paragraph.

Tax Fees. Tax fees consist of the aggregate fees billed or expected to be billed for tax services, principally representing advice regarding the preparation of income tax returns.

All Other Fees. All other fees consist of the aggregate fees billed for all services not covered in the immediately three preceding paragraphs.

Other Matters. The Company’s Audit Committee has determined that the provision of all services provided by the Company’s principal independent accountants during the years ended December 31, 2012 and December 31, 2013 is compatible with maintaining the independence of the Company’s principal independent accountants.

Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15—Exhibits	and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2013 and 2012.

(ii)	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2013.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

(vii)	Report of Former Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

2.1	Agreement and Plan of Merger, dated as of January 28, 2013, by and between the Registrant and Somerset Hills Bancorp, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

3.1	Registrant’s Restated Certificate of Incorporation, dated May 19, 2005, including Certificate of Amendment dated February 4, 2009 to Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

3.2	Certificate of Amendment, dated January 29, 2009, to Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2009.

3.3	Registrant’s Amended and Restated Bylaws are incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.

10.2	Lakeland Bancorp, Inc. 2009 Equity Compensation Program, as Amended and Restated Effective February 27, 2014, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2014.

10.3	Employment Agreement—Change in Control, Severance and Employment Agreement for Roger Bosma, dated as of January 1, 2000, among Lakeland Bancorp, Inc., Lakeland Bank and Roger Bosma, is incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	Employment Agreement, dated as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.5	Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.6	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Change of Control Agreement dated March 6, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.9	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.10	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh, Louis E. Luddecke and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.11	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc. Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.12	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.13	Change in Control, Severance and Employment Agreement, dated as of November 24, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.14	Supplemental Executive Retirement Plan Agreement for Roger Bosma, dated August 21, 2003, and First Amendment to the Supplemental Executive Retirement Plan Agreement, adopted December 13, 2006, are incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.16	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.17	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Louis E. Luddecke, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.18	First Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.19	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.20	Supplemental Executive Retirement Plan Agreement, effective as of December 23, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.21	Amendment No. 3 to Salary Continuation Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.22	Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.23	Employment Agreement, dated as of January 28, 2013, by and among the Registrant, Lakeland Bank and Stewart E. McClure, Jr., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

10.24	Amendatory Agreement, dated as of January 28, 2013 to the Amended and Restated Supplemental Executive Retirement Plan, among Somerset Hills Bancorp, Somerset Hills Bank and Stewart E. McClure, Jr., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

10.25	Somerset Hills Bancorp 1998 Combined Stock Option Plan is incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.26	Somerset Hills Bancorp 2001 Combined Stock Option Plan is incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.27	Somerset Hills Bancorp 2007 Equity Incentive Plan is incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.28	Somerset Hills Bancorp 2012 Equity Incentive Plan is incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.29	Third Amendatory Agreement to Change of Control Agreement dated October 31, 2013 among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.30	Change of Control Agreement dated October 31, 2013 among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

12.1	Statement of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of Grant Thornton LLP.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: April 28, 2014	By:	/S/ THOMAS J. SHARA
Thomas J. Shara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROGER BOSMA* Roger Bosma	Director	April 28, 2014

/S/ BRUCE D. BOHUNY* Bruce D. Bohuny	Director	April 28, 2014

/S/ MARY ANN DEACON* Mary Ann Deacon	Director	April 28, 2014

/S/ EDWARD B. DEUTSCH* Edward B. Deutsch	Director	April 28, 2014

/S/ BRIAN FLYNN* Brian Flynn	Director	April 28, 2014

/S/ MARK J. FREDERICKS* Mark J. Fredericks	Director	April 28, 2014

/S/ JANETH C. HENDERSHOT* Janeth C. Hendershot	Director	April 28, 2014

/S/ THOMAS J. MARINO* Thomas J. Marino	Director	April 28, 2014

/S/ ROBERT E. MCCRACKEN* Robert E. McCracken	Director	April 28, 2014

/S/ ROBERT B. NICHOLSON, III* Robert B. Nicholson, III	Director	April 28, 2014

/S/ JOSEPH P. O’DOWD* Joseph P. O’Dowd	Director	April 28, 2014

/S/ THOMAS J. SHARA Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	April 28, 2014

/S/ STEPHEN R. TILTON, SR.* Stephen R. Tilton, Sr.	Director	April 28, 2014

/S/ JOSEPH F. HURLEY Joseph F. Hurley	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 28, 2014

*By:	/S/ THOMAS J. SHARA Thomas J. Shara Attorney-in-Fact	April 28, 2014