Form 10-Q
period 2014-03-31
LAKELAND BANCORP INC
filed 2014-05-12
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014 there were 36,107,273 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$128,307	$94,205
Interest-bearing deposits due from banks	19,298	8,516

Total cash and cash equivalents	147,605	102,721

Investment securities available for sale, at fair value	429,777	431,106
Investment securities held to maturity; fair value of $95,041 at March 31, 2014 and $100,394 at December 31, 2013	95,451	101,744
Federal Home Loan Bank and other membership bank stock, at cost	7,937	7,938
Loans held for sale	—	1,206
Loans, net of deferred costs (fees)	2,503,297	2,469,016
Less: allowance for loan and lease losses	29,520	29,821

Net loans	2,473,777	2,439,195
Premises and equipment, net	36,731	37,148
Accrued interest receivable	8,332	8,603
Goodwill	109,974	109,974
Other identifiable intangible assets	2,301	2,424
Bank owned life insurance	56,328	55,968
Other assets	18,507	19,764

TOTAL ASSETS	$3,386,720	$3,317,791

LIABILITIES
Deposits:
Noninterest bearing	$630,499	$600,652
Savings and interest-bearing transaction accounts	1,816,084	1,812,467
Time deposits under $100 thousand	177,284	180,859
Time deposits $100 thousand and over	112,866	115,227

Total deposits	2,736,733	2,709,205
Federal funds purchased and securities sold under agreements to repurchase	115,952	81,991
Other borrowings	119,000	119,000
Subordinated debentures	41,238	41,238
Other liabilities	14,258	14,933

TOTAL LIABILITIES	3,027,181	2,966,367

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 36,106,277 shares at March 31, 2014 and 36,070,286 shares at December 31, 2013	365,304	364,637
Accumulated deficit	(4,081)	(8,538)
Accumulated other comprehensive loss	(1,684)	(4,675)

TOTAL STOCKHOLDERS’ EQUITY	359,539	351,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,386,720	$3,317,791

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$26,898	$24,407
Federal funds sold and interest-bearing deposits with banks	13	13
Taxable investment securities and other	2,546	1,719
Tax-exempt investment securities	473	430

TOTAL INTEREST INCOME	29,930	26,569

INTEREST EXPENSE
Deposits	1,263	1,662
Federal funds purchased and securities sold under agreements to repurchase	15	9
Other borrowings	807	962

TOTAL INTEREST EXPENSE	2,085	2,633

NET INTEREST INCOME	27,845	23,936
Provision for loan and lease losses	1,489	3,183

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	26,356	20,753
NONINTEREST INCOME
Service charges on deposit accounts	2,559	2,522
Commissions and fees	1,013	1,213
Gains on sales and calls of investment securities	2	505
Income on bank owned life insurance	360	313
Other income	139	498

TOTAL NONINTEREST INCOME	4,073	5,051

NONINTEREST EXPENSE
Salaries and employee benefits	10,813	9,953
Net occupancy expense	2,617	1,974
Furniture and equipment	1,693	1,405
Stationery, supplies and postage	354	370
Marketing expense	386	288
FDIC insurance expense	501	513
Legal expense	273	242
Expenses on other real estate owned and other repossessed assets	15	19
Long term debt prepayment fee	—	526
Merger related expenses	—	631
Core deposit intangible amortization	123	—
Other expenses	2,967	2,306

TOTAL NONINTEREST EXPENSE	19,742	18,227

Income before provision for income taxes	10,687	7,577
Income tax expense	3,524	2,469

NET INCOME	$7,163	$5,108

PER SHARE OF COMMON STOCK
Basic earnings	$0.20	$0.17

Diluted earnings	$0.20	$0.17

Dividends	$0.075	$0.070

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
NET INCOME	$7,163	$5,108

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) during period	2,988	(251)
Reclassification for gains included in net income	(2)	(328)
Change in pension liability, net	5	6

Other Comprehensive Income (Loss)	2,991	(573)

TOTAL COMPREHENSIVE INCOME	$10,154	$4,535

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

Three Months Ended March 31, 2014

	Common Stock	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(dollars in thousands)
BALANCE January 1, 2014	$364,637	($8,538)	($4,675)	$351,424

Net Income	—	7,163	—	7,163
Other comprehensive income, net of tax	—	—	2,991	2,991
Stock based compensation	248	—	—	248
Issuance of stock to dividend reinvestment and stock purchase plan	331	(305)	—	26
Exercise of stock options, net of excess tax benefits	88	—	—	88
Cash dividends, common stock	—	(2,401)	—	(2,401)

BALANCE March 31, 2014 (UNAUDITED)	$365,304	($4,081)	($1,684)	$359,539

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,163	$5,108
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	758	1,501
Depreciation and amortization	970	860
Amortization of intangible assets	123	—
Provision for loan and lease losses	1,489	3,183
Loans originated for sale	(3,775)	—
Proceeds from sales of loans	5,064	—
Gains on securities	(2)	(505)
Gains on sales of loans held for sale	(83)	—
Gains on other real estate and other repossessed assets	(39)	(29)
Gains on sales of premises and equipment	—	(68)
Stock-based compensation	248	185
Increase in other assets	(383)	(109)
(Decrease) increase in other liabilities	(667)	1,558

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,866	11,684

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	11,421	20,608
Held to maturity	7,660	2,543
Proceeds from sales of securities
Available for sale	—	53,670
Purchase of securities:
Available for sale	(5,959)	(52,239)
Held to maturity	(1,488)	(2,609)
Net decrease in Federal Home Loan Bank Stock	1	1
Net increase in loans and leases	(36,417)	(27,428)
Proceeds from sales of other real estate and repossessed assets	127	531
Capital expenditures	(577)	(696)
Proceeds from sales of bank premises and equipment	—	462

NET CASH USED IN INVESTING ACTIVITIES	(25,232)	(5,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,576	17,678
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	33,961	(22,974)
Proceeds from other borrowings	20,000	—
Repayments of other borrowings	(20,000)	(10,000)
Excess tax benefits	65	27
Exercise of stock options	23	—
Issuance of stock to dividend reinvestment and stock purchase plan	26	44
Dividends paid	(2,401)	(1,781)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	59,250	(17,006)

Net increase (decrease) in cash and cash equivalents	44,884	(10,479)
Cash and cash equivalents, beginning of period	102,721	107,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$147,605	$97,066

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

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the quarter presented do not necessarily indicate the results that the Company will achieve for all of 2014. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

On May 31, 2013, the Company completed its acquisition of Somerset Hills Bancorp (“Somerset Hills”). For more information, see Note 2 below.

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

The core deposit intangible totaled $2.7 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.

The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

Direct costs related to the acquisition were expensed as incurred. During the three months ended March 31, 2013, the Company incurred $631,000 of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Note 3. Stock-Based Compensation

Share-based compensation expense of $248,000 and $185,000 was recognized for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was unrecognized compensation cost of $1.2 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.5 years. Unrecognized compensation expense related to unvested stock options was approximately $110,000 as of March 31, 2014 and is expected to be recognized over a period of 2.0 years.

In the first three months of 2014, the Company granted 1,850 shares of restricted stock at an average grant date fair value of $11.77 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $4,000 per year for the next five years. In the first three months of 2013, the Company granted 99,182 shares of restricted stock at a grant date fair value of $9.82 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $195,000 per year over a five year period.

In the first quarter of 2014, the Company granted 119,711 restricted stock units at a weighted average grant date fair value of $11.19 per share under the Company’s 2009 equity compensation program. These shares cliff vest after a range of two to three years. A portion of these shares will vest subject to certain performance conditions in the restricted stock unit agreement. Compensation expense on these restricted stock units is expected to be approximately $447,000 per year over a three year period.

There were no grants of stock options in the first three months of 2014 or 2013.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding, January 1, 2014	490,120	$11.19		$754,938
Issued	—	—
Exercised	(9,973)	7.93
Forfeited	(1,121)	13.20

Outstanding, March 31, 2014	479,026	$11.25	3.27	$487,220

Options exercisable at March 31, 2014	433,513	$11.43	2.69	$416,864

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first three months of 2014 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2014 was $38,000. Exercise of stock options during the first three months of 2014 resulted in cash receipts of $79,000. There were no options exercised in the first quarter of 2013.

Information regarding the Company’s restricted stock (all unvested) and changes during the three months ended March 31, 2014 is as follows:

	Number of shares	Weighted average price

Outstanding, January 1, 2014	249,781	$9.58
Granted	1,850	11.77
Vested	(84,000)	9.45
Forfeited	(1,716)	9.44

Outstanding, March 31, 2014	165,915	$9.67

Note 4. Comprehensive Income

The components of other comprehensive income are as follows:

	March 31, 2014			March 31, 2013
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains (losses) arising during period	$4,715	($1,727)	$2,988	($414)	$163	($251)
Reclassification adjustment for net gains arising during the period	(3)	1	(2)	(505)	177	(328)

Net unrealized gains (losses)	$4,712	($1,726)	$2,986	($919)	$340	($579)
Change in minimum pension liability	8	(3)	5	8	(2)	6

Other comprehensive income (loss), net	$4,720	($1,729)	$2,991	($911)	$338	($573)

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

Changes in Accumulated Other Comprehensive Income by Component (a)
	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total
Beginning Balance	($4,647)	($28)	($4,675)	$4,552	($616)	$3,936

	(in thousands)
Other comprehensive income (loss) before classifications	2,988	5	2,993	(251)	6	(245)

Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	(328)	—	(328)

Net current period other comprehensive income (loss)	2,986	5	2,991	(579)	6	(573)

Ending balance	($1,661)	($23)	($1,684)	$3,973	($610)	$3,363

(a)	All amounts are net of tax.

Note 5. Statement of Cash Flow Information, Supplemental Information

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$3,500	$99
Cash paid during the period for interest	2,095	2,676
Transfer of loans and leases into other repossessed assets and other real estate owned	266	688

Note 6. Earnings Per Share

The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2014	2013

Net income available to common shareholders	$7,163	$5,108
Less: earnings allocated to participating securities	36	29

Net income allocated to common shareholders	$7,127	$5,079

Weighted average number of common shares outstanding - basic	35,888	29,563
Share-based plans	118	62

Weighted average number of common shares - diluted	36,006	29,625

Basic earnings per share	$0.20	$0.17

Diluted earnings per share	$0.20	$0.17

Options to purchase 340,155 shares of common stock at a weighted average price of $12.50 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended March 31, 2014 because the exercise price was greater than the average market price. Options to purchase 444,375 shares of common stock at a weighted average price of $12.56 were outstanding and were not included in the computation of diluted earnings per share for the quarter ended March 31, 2013 because the exercise price was greater than the average market price.

Note 7. Investment Securities

AVAILABLE FOR SALE	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)

U.S. treasury and U.S. government agencies	$72,815	$—	$(1,931)	$70,884	$72,828	$—	$(2,663)	$70,165
Mortgage-backed securities, residential	303,120	2,244	(4,404)	300,960	310,088	1,752	(7,338)	304,502
Obligations of states and political subdivisions	37,345	1,017	(329)	38,033	36,482	914	(523)	36,873
Other debt securities	3,538	44	(123)	3,459	3,541	37	(158)	3,420
Equity securities	15,513	1,255	(327)	16,441	15,433	1,097	(384)	16,146

	$432,331	$4,560	$(7,114)	$429,777	$438,372	$3,800	$(11,066)	$431,106

HELD TO MATURITY	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)

U.S. government agencies	$14,710	$50	$(256)	$14,504	$19,732	$3	$(576)	$19,159
Mortgage-backed securities, residential	33,669	542	(897)	33,314	34,596	524	(1,025)	34,095
Mortgage-backed securities, multifamily	2,331	—	(127)	2,204	2,355	—	(166)	2,189
Obligations of states and political subdivisions	43,204	504	(398)	43,310	43,521	495	(770)	43,246
Other debt securities	1,537	172	—	1,709	1,540	165	—	1,705

	$95,451	$1,268	$(1,678)	$95,041	$101,744	$1,187	$(2,537)	$100,394

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	March 31, 2014
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$3,936	$3,959	$8,191	$8,248
Due after one year through five years	51,745	51,560	16,158	16,622
Due after five years through ten years	55,792	54,821	28,568	28,282
Due after ten years	2,225	2,036	6,534	6,371

	113,698	112,376	59,451	59,523
Mortgage-backed securities	303,120	300,960	36,000	35,518
Equity securities	15,513	16,441	—	—

Total securities	$432,331	$429,777	$95,451	$95,041

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Sale proceeds	$—	$53,670
Gross gains	6	508
Gross losses	(4)	(3)

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $355.5 million and $324.5 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

March 31, 2014	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. treasury and U.S. government agencies	$70,884	$1,931	$—	$—	16	$70,884	$1,931
Mortgage-backed securities, residential	135,173	3,101	27,380	1,303	44	162,553	4,404
Obligations of states and political subdivisions	5,316	173	2,882	156	16	8,198	329
Other debt securities	—	—	841	123	1	841	123
Equity securities	—	—	10,344	327	3	10,344	327

	$211,373	$5,205	$41,447	$1,909	80	$252,820	$7,114

HELD TO MATURITY

U.S. government agencies	$8,522	$256	$—	$—	3	$8,522	$256
Mortgage-backed securities, residential	21,253	781	1,108	116	9	22,361	897
Mortgage-backed securities, multifamily	914	71	1,290	56	2	2,204	127
Obligations of states and political subdivisions	13,134	238	2,184	160	36	15,318	398

	$43,823	$1,346	$4,582	$332	50	$48,405	$1,678

December 31, 2013	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. government agencies	$70,165	$2,663	$—	$—	16	$70,165	$2,663
Mortgage-backed securities, residential	177,262	6,730	10,724	608	51	187,986	7,338
Obligations of states and political subdivisions	8,500	328	2,087	195	21	10,587	523
Other debt securities	—	—	805	158	1	805	158
Equity securities	—	—	10,215	384	3	10,215	384

	$255,927	$9,721	$23,831	$1,345	92	$279,758	$11,066

HELD TO MATURITY

U.S. government agencies	$14,153	$576	$—	$—	5	$14,153	$576
Mortgage-backed securities, residential	22,939	889	1,097	136	11	24,036	1,025
Mortgage-backed securities, multifamily	895	99	1,294	67	2	2,189	166
Obligations of states and political subdivisions	17,826	607	1,456	163	51	19,282	770

	$55,813	$2,171	$3,847	$366	69	$59,660	$2,537

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

As of March 31, 2014, the equity securities include investments in other financial institutions for market appreciation purposes. Those equities had a net amortized cost of $2.2 million and a market value of $3.4 million as of March 31, 2014.

As of March 31, 2014, equity securities also included $13.0 million in investment funds that do not have a quoted market price but we use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2014, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.1 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of March 31, 2014, the amortized cost of these securities was $10.4 million and the fair value was $10.1 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 8. Loans, Leases and Other Real Estate.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Commercial, secured by real estate	$1,432,603	$1,389,861
Commercial, industrial and other	208,056	213,808
Leases	43,720	41,332
Real estate-residential mortgage	430,559	432,831
Real estate-construction	53,671	53,119
Home equity and consumer	336,017	339,338

Total loans	2,504,626	2,470,289

Plus: deferred fees	(1,329)	(1,273)

Loans, net of deferred fees	$2,503,297	$2,469,016

At March 31, 2014 and December 31, 2013, home equity and consumer loans included overdraft deposit balances of $451,000 and $590,000, respectively. At March 31, 2014 and December 31, 2013, the Company had $256.4 million and $263.1 million in residential loans pledged for potential borrowings at the Federal Home Loan Bank of New York (FHLB).

The carrying value of loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $1.5 million at March 31, 2014, which declined $158,000 from December 31, 2013 as a result of a payoff on a loan. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

There was credit deterioration related to one loan between May 31, 2013 (the “acquisition date”) and March 31, 2014. As of December 31, 2013, Lakeland had evaluated this loan for impairment, recognizing a valuation allowance in the allowance for loan and lease losses. In the first quarter of 2014, Lakeland recognized $4,000 of interest income on the loans acquired with deteriorated credit quality from Somerset Hills.

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

(in thousands)	March 31, 2014	December 31, 2013

Commercial, secured by real estate	$11,637	$7,697
Commercial, industrial and other	246	88
Leases	143	—
Real estate - residential mortgage	6,875	6,141
Real estate - construction	642	831
Home equity and consumer	2,431	2,175

Total non-accrual loans and leases	$21,974	$16,932
Other real estate and other repossessed assets	698	520

TOTAL NON-PERFORMING ASSETS	$22,672	$17,452

Troubled debt restructurings, still accruing	$6,086	$10,289

Non-accrual loans included $2.2 million and $2.3 million of troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively.

An age analysis of past due loans, segregated by class of loans as of March 31, 2014 and December 31, 2013, is as follows:

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$10,430	$813	$10,142	$21,385	$1,411,218	$1,432,603	$—
Commercial, industrial and other	536	417	193	1,146	206,910	208,056	—
Leases	278	—	143	421	43,299	43,720	—
Real estate-residential mortgage	3,867	247	5,891	10,005	420,554	430,559	—
Real estate-construction	67	—	642	709	52,962	53,671	—
Home equity and consumer	1,764	407	2,741	4,912	331,105	336,017	451

	$16,942	$1,884	$19,752	$38,578	$2,466,048	$2,504,626	$451

December 31, 2013

Commercial, secured by real estate	$6,068	$5,154	$8,394	$19,616	$1,370,245	$1,389,861	$697
Commercial, industrial and other	455	118	88	661	213,147	213,808	—
Leases	77	179	—	256	41,076	41,332	—
Real estate-residential mortgage	5,352	1,306	6,555	13,213	419,618	432,831	414
Real estate-construction	—	—	831	831	52,288	53,119	—
Home equity and consumer	1,776	533	3,061	5,370	333,968	339,338	886

	$13,728	$7,290	$18,929	$39,947	$2,430,342	$2,470,289	$1,997

Impaired Loans

Impaired loans as of March 31, 2014, March 31, 2013 and December 31, 2013 are as follows:

March 31, 2014	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$10,044	$10,137	$—	$56	$9,026
Commercial, industrial and other	46	147	—	42	3,652
Real estate-residential mortgage	567	567	—	—	592
Real estate-construction	495	2,411	—	—	498
Home equity and consumer	263	263	—	4	263

Loans with specific allowance:
Commercial, secured by real estate	11,891	12,918	1,005	88	10,740
Commercial, industrial and other	153	153	68	2	153
Real estate-residential mortgage	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Home equity and consumer	1,259	1,259	189	10	928

Total:
Commercial, secured by real estate	$21,935	$23,055	$1,005	$144	$19,766
Commercial, industrial and other	199	300	68	44	3,805
Real estate-residential mortgage	567	567	—	—	592
Real estate-construction	495	2,411	—	—	498
Home equity and consumer	1,522	1,522	189	14	1,191

	$24,718	$27,855	$1,262	$202	$25,852

March 31, 2013	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$17,275	$29,572	$—	$125	$16,995
Commercial, industrial and other	4,860	4,937	—	48	4,858
Real estate-residential mortgage	355	355	—	—	357
Real estate-construction	3,413	4,826	—	—	3,672
Home equity and consumer	369	369	—	—	369

Loans with specific allowance:
Commercial, secured by real estate	2,632	3,175	279	14	2,694
Commercial, industrial and other	535	594	148	1	736
Real estate-residential mortgage	288	288	43	—	288
Real estate-construction	146	534	15	—	146
Home equity and consumer	970	970	146	14	970

Total:
Commercial, secured by real estate	$19,907	$32,747	$279	$139	$19,689
Commercial, industrial and other	5,395	5,531	148	49	5,594
Real estate-residential mortgage	643	643	43	—	645
Real estate-construction	3,559	5,360	15	—	3,818
Home equity and consumer	1,339	1,339	146	14	1,339

	$30,843	$45,620	$631	$202	$31,085

December 31, 2013	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$8,223	$9,656	$—	$198	$8,853
Commercial, industrial and other	4,020	4,118	—	189	4,333
Real estate-residential mortgage	617	672	—	—	622
Real estate-construction	501	2,411	—	—	2,111
Home equity and consumer	17	17	—	1	17

Loans with specific allowance:
Commercial, secured by real estate	10,152	10,217	739	442	9,727
Commercial, industrial and other	155	155	31	5	396
Real estate-residential mortgage	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Home equity and consumer	934	936	140	42	907

Total:
Commercial, secured by real estate	$18,375	$19,873	$739	$640	$18,580
Commercial, industrial and other	4,175	4,273	31	194	4,729
Real estate-residential mortgage	617	672	—	—	622
Real estate-construction	501	2,411	—	—	2,111
Home equity and consumer	951	953	140	43	924

	$24,619	$28,182	$910	$877	$26,966

Interest that would have been accrued on impaired loans during the first three months of 2014 and 2013 had the loans been performing under original terms would have been $410,000 and $621,000, respectively. Interest that would have accrued for the year ended December 31, 2013 was $2.2 million.

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

The following table shows the Company’s commercial loan portfolio as of March 31, 2014 and December 31, 2013, by the risk ratings discussed above (in thousands):

March 31, 2014	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction
Risk Rating
1	$—	$939	$—
2	—	11,442	—
3	70,397	8,868	—
4	453,731	65,128	1,662
5	781,518	78,839	48,502
5W - Watch	41,175	9,880	—
6 - Other Assets Especially Mentioned	31,122	13,080	1,243
7 - Substandard	54,660	19,880	2,264
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,432,603	$208,056	$53,671

December 31, 2013	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction
Risk Rating
1	$—	$952	$—
2	—	12,964	—
3	70,811	9,263	—
4	442,933	60,002	1,178
5	754,275	85,939	48,243
5W - Watch	38,893	12,278	—
6 - Other Assets Especially Mentioned	27,640	9,596	1,245
7 - Substandard	55,309	22,814	2,453
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,389,861	$213,808	$53,119

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821
Charge-offs	(1,647)	(13)	(39)	(155)	—	(601)	—	(2,455)
Recoveries	34	591	—	6	—	34	—	665
Provision	1,285	(403)	(5)	(97)	(59)	442	326	1,489

Ending Balance	$14,135	$5,506	$460	$2,968	$483	$2,612	$3,356	$29,520

Three Months Ended March 31, 2013 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931
Charge-offs	(749)	(177)	(112)	(565)	(652)	(455)	($2,710)
Recoveries	44	30	88	1	7	49	$219
Provision	868	288	(72)	824	1,304	(29)	$3,183

Ending Balance	$16,421	$5,244	$482	$3,828	$1,246	$2,402	$29,623

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows:

At March 31, 2014	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Ending Balance: Individually
evaluated for impairment	$1,005	$68	$—	$—	$—	$189	$—	$1,262
Ending Balance: Collectively
evaluated for impairment	13,130	5,438	460	2,968	483	2,423	3,356	$28,258
Ending Balance: Loans acquired
with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance	$14,135	$5,506	$460	$2,968	$483	$2,612	$3,356	$29,520

At December 31, 2013	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$739	$31	$—	$—	$—	$140	$—	$910
Ending Balance: Collectively evaluated for impairment	13,724	5,300	504	3,214	542	2,597	3,030	$28,911
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821

Loans receivable summarized by portfolio segment and impairment method are as follows:

At March 31, 2014	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Ending Balance: Individually
evaluated for impairment	$21,935	$199	$—	$567	$495	$1,522	$24,718
Ending Balance: Collectively
evaluated for impairment	1,410,668	207,857	43,720	429,992	53,176	334,249	$2,479,662
Ending Balance: Loans acquired
with deteriorated credit quality	—	—	—	—	—	246	$246

Ending Balance (1)	$1,432,603	$208,056	$43,720	$430,559	$53,671	$336,017	$2,504,626

(1)	Excludes deferred fees

At December 31, 2013	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$18,375	$4,175	$—	$617	$501	$951	$24,619
Ending Balance: Collectively evaluated for impairment	1,371,486	209,633	41,332	432,214	52,618	337,976	$2,445,259
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	411	$411

Ending Balance (1)	$1,389,861	$213,808	$41,332	$432,831	$53,119	$339,338	$2,470,289

(1)	Excludes deferred fees

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $1.2 million for each of the periods ended March 31, 2014 and December 31, 2013. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	$—	4	$2,000	$2,000
Commercial, industrial and other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Real estate-residential mortgage	—	—	—	—	—	—
Real estate-construction	—	—	—	—	—	—
Home equity and consumer	3	335	335	—	—	—

	3	$335	$335	4	$2,000	$2,000

The following table summarizes as of March 31, 2014 and 2013, loans that were restructured within the last 12 months that have subsequently defaulted:

For the Three Months Ended
	March 31, 2014		March 31, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	2	$214	4	$731
Commercial, industrial and other	—	—	—	—
Leases	—	—	—	—
Real estate-residential mortgage	—	—	—	—
Real estate-construction	—	—	—	—
Home equity and consumer	1	236	—	—

	3	$450	4	$731

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments. Losses are recorded as a valuation allowance and charged to earnings. As of March 31, 2014, the Company had no mortgages held for sale compared to $1.2 million as of December 31, 2013.

Other Real Estate and Other Repossessed Assets

At March 31, 2014, the Company had other repossessed assets and other real estate owned of $59,000 and $639,000, respectively. At December 31, 2013, the Company had other repossessed assets and other real estate owned of $54,000 and $466,000, respectively.

Note 9. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest cost	$23	$22
Expected return on plan assets	(24)	(18)
Amortization of unrecognized net actuarial loss	10	21

Net periodic benefit expense	$9	$25

Note 10. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Service cost	$7	$7
Interest cost	10	9
Amortization of prior service cost	3	3
Amortization of unrecognized net actuarial loss	—	2

Net periodic benefit expense	$20	$21

The Company made contributions of $65,000 and $75,000 to the plan during the three month periods ended March 31, 2014 and 2013, respectively. The Company does not expect to make any more contributions for the remainder of 2014.

Note 11. Estimated Fair Value of Financial Instruments and Fair Value Measurement

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

The fair values of derivatives are based on valuation models from a third party using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2).

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2014, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		(in thousands)
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$4,360	$66,524	$—	$70,884
Mortgage backed securities	—	300,960	—	300,960
Obligations of states and political subdivisions	—	38,033	—	38,033
Corporate debt securities	—	3,459	—	3,459
Equity securities	3,416	13,025	—	16,441

Total securities available for sale	7,776	422,001	—	429,777

Non-hedging interest rate derivatives	—	407	—	407

Total Assets	$7,776	422,408	—	$430,184

Non-hedging interest rate derivatives	$—	$407	$—	$407

Total Liabilities	$—	$407	$—	$407

December 31, 2013
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$4,330	$65,835	$—	$70,165
Mortgage backed securities	—	304,502	—	304,502
Obligations of states and political subdivisions	—	36,873	—	36,873
Corporate debt securities	—	3,420	—	3,420
Equity securities	3,239	12,907	—	16,146

Total securities available for sale	7,569	423,537	—	431,106
Non-hedging interest rate derivatives	—	562	—	562
Total Assets	$7,569	$424,099	$—	$431,668

Non-hedging interest rate derivatives	$—	$562	$—	$562

Total Liabilities	$—	$562	$—	$562

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$24,718	$24,718
Other real estate owned and other repossessed assets	—	—	698	698

December 31, 2013
Assets:
Impaired Loans and Leases	$—	$—	$24,619	$24,619
Loans held for sale	—	1,206	—	1,206
Other real estate owned and other repossessed assets	—	—	520	520

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

The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2014 and December 31, 2013 are outlined below.

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

The net loan portfolio at March 31, 2014 and December 31, 2013 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013:

March 31, 2014	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments - Assets
Investment securities held to maturity	$95,451	$95,041	$—	$89,837	$5,204
Federal Home Loan Bank Stock	7,937	7,937	—	7,937	—
Loans and leases, net	2,473,777	2,468,467	—	—	2,468,467

Financial Instruments - Liabilities
Certificates of Deposit	290,150	290,133	—	290,133	—
Other borrowings	119,000	121,731	—	121,731	—
Subordinated debentures	41,238	31,134	—	—	31,134

December 31, 2013
Financial Instruments - Assets
Investment securities held to maturity	$101,744	$100,394	$—	$95,194	$5,200
Federal Home Loan Bank Stock	7,938	7,938	—	7,938	—
Loans and leases, net	2,439,195	2,432,447	—	—	2,432,447

Financial Instruments - Liabilities
Certificates of Deposit	296,086	296,237	—	296,237	—
Other borrowings	119,000	121,870	—	121,870	—
Subordinated debentures	41,238	27,835	—	—	27,835

Note 12. Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. Lakeland pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. Lakeland pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. As of March 31, 2014 and December 31, 2013, Lakeland had $480,000 and $1.5 million, respectively, in securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

March 31, 2014	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$17,588	6.5	3.840%	1 Mo Libor + 2.21	($407)
Customer interest rate swaps	(17,588)	6.5	3.840%	1 Mo Libor + 2.21	407

December 31, 2013
	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$17,691	6.7	3.830%	1 Mo Libor + 2.21	($562)
Customer interest rate swaps	(17,691)	6.7	3.830%	1 Mo Libor + 2.21	$562

The following shows the Company’s transactions that are subject to an enforceable master netting arrangement or other such similar agreements for the periods presented:

March 31, 2014
Offsetting of Financial Assets and Derivative Assets			Gross Amounts not Offset in the Balance Sheet
Net Amounts
	Gross Amounts	Gross Amounts	of Assets
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
Description	(in thousands)
Customer interest rate swaps	$17,588	($17,181)	$407	$—	$—	$407

Total	$17,588	($17,181)	$407	$—	$—	$407

Offsetting of Financial Liabilities and Derivative Liabilities			Gross Amounts not Offset in the Balance Sheet
Net Amounts
	Gross Amounts	Gross Amounts	of Liabilities
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
Description	(in thousands)
Third party interest rate swaps	$17,588	($17,181)	$407	$—	$—	$407

Total	$17,588	($17,181)	$407	$—	$—	$407

December 31, 2013
Offsetting of Financial Assets and Derivative Assets			Gross Amounts not Offset in the Balance Sheet
Net Amounts
	Gross Amounts	Gross Amounts	of Assets
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
Description	(in thousands)
Customer interest rate swaps	$17,691	($17,129)	$562	$—	$—	$562

Total	$17,691	($17,129)	$562	$—	$—	$562

Offsetting of Financial Liabilities and Derivative Liabilities			Gross Amounts not Offset in the Balance Sheet
Net Amounts
	Gross Amounts	Gross Amounts	of Liabilities
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
Description	(in thousands)
Third party interest rate swaps	$17,691	($17,129)	$562	$—	$—	$562

Total	$17,691	($17,129)	$562	$—	$—	$562

Note 13. Goodwill and Intangible Assets

The Company has recorded goodwill of $110.0 million at March 31, 2014 and December 31, 2013 which includes $22.9 million from the Somerset Hills acquisition and $87.1 million from prior acquisitions. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of each reporting unit to their respective carrying amounts, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

As stated above, the Company recorded $2.7 million in core deposit intangible for the Somerset Hills acquisition. Year-to-date, it has amortized $123,000 in core deposit intangible. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the year ended:
2014	$341
2015	415
2016	366
2017	316
2018	267

Note 14. Recent Accounting Pronouncements

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

In July 2013, the FASB issued an accounting pronouncement to improve the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The pronouncement is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

PART I – ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Management Overview

The quarter ended March 31, 2014 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•	Net income available to common stockholders increased $2.1 million, or 40%, from the first three months of 2013 to the same period in 2014. Included in 2013 first quarter earnings were $631,000 in pre-tax merger related expenses due to the Somerset Hills acquisition.

•	Diluted earnings per share increased from $0.17 in the first quarter of 2013 to $0.20 for the first quarter of 2014.

•	The Company reported strong growth in both loans and non-interest bearing demand deposits in the first quarter of 2014. Loans totaling $2.50 billion at March 31, 2014 increased by $34.3 million from December 31, 2013, including a 3% increase in commercial loans secured by real estate. Non-interest bearing demand deposits at $630.5 million increased by $29.8 million, or 5%, from year-end 2013 and represented 23% of total deposits at March 31, 2014.

•	Non-performing assets totaled $22.6 million on March 31, 2014 compared to $25.8 million reported at March 31, 2013 and $17.4 million on December 31, 2013. In April, 2014, non-performing loans totaling $3.5 million were paid off requiring no additional specific reserve allocation or charge-offs.

•	As a result of improving loan quality from March 31, 2013 to March 31, 2014, the provision for loan and lease losses was reduced from $3.2 million in the first quarter of 2013 to $1.5 million in the first quarter of 2014.

•	The Company’s net interest margin has been stable for the last six quarters. In the first quarter of 2014 net interest margin was 3.72%, which was two basis points higher than the net interest margin for the fourth quarter of 2013 and one basis point higher than the first quarter of 2013.

•	The Somerset Hills acquisition, which was consummated on May 31, 2013, added six full service branches, $356.1 million in total assets, $10.4 million in investment securities, $246.5 million in loans (including $2.5 million in residential mortgages held for sale), and $311.8 million in deposits ($80.8 million in non-interest bearing demand deposits and $231.0 million in interest-bearing deposits) at fair value. For more information on the Somerset Hills acquisition, please see Note 2 – Acquisitions in this Quarterly Report on Form 10-Q.

Results of Operations

(First Quarter 2014 Compared to First Quarter 2013)

Net Income

Net income was $7.2 million in the first quarter of 2014 compared to net income of $5.1 million for the first quarter of 2013. Diluted earnings per share was $0.20 for the first quarter of 2014, compared to diluted earnings per share of $0.17 for the same period last year. Net interest income at $27.8 million for the first quarter of 2014 increased $3.9 million compared to the first quarter of 2013 due to a $3.4 million increase in interest income and a $548,000 reduction in interest expense. The increase in net interest income reflects an increase in interest earning assets resulting from the Somerset acquisition as well as organic growth.

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

Net interest income on a tax equivalent basis for the first quarter of 2014 was $28.1 million, compared to $24.2 million for the first quarter of 2013. The net interest margin increased from 3.71% in the first quarter of 2013 to 3.72% in the first quarter of 2014 primarily as a result of a 15 basis point decrease in the yield on interest bearing liabilities partially offset by a 12 basis point decline in the yield on interest earning assets. The increase in the net interest margin was augmented by an increase in income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $116.7 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended,			For the Three Months Ended,
	March 31, 2014			March 31, 2013
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,486,990	$26,898	4.39%	$2,136,254	$24,407	4.63%
Taxable investment securities and other	465,159	2,546	2.19%	404,582	1,719	1.70%
Tax-exempt securities	76,562	728	3.80%	71,241	662	3.71%
Federal funds sold (B)	32,844	13	0.16%	30,585	13	0.17%

Total interest-earning assets	3,061,555	30,185	3.99%	2,642,662	26,801	4.11%

Noninterest-earning assets:
Allowance for loan and lease losses	(30,290)			(29,485)
Other assets	281,444			254,833

TOTAL ASSETS	$3,312,709			$2,868,010

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$385,007	$51	0.05%	$357,709	$66	0.08%
Interest-bearing transaction accounts	1,440,770	802	0.23%	1,226,112	982	0.32%
Time deposits	293,225	410	0.56%	302,159	614	0.81%
Borrowings	202,182	822	1.63%	183,089	971	2.12%

Total interest-bearing liabilities	2,321,184	2,085	0.36%	2,069,069	2,633	0.51%

Noninterest-bearing liabilities:
Demand deposits	618,944			502,214
Other liabilities	15,630			13,931
Stockholders’ equity	356,951			282,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,312,709			$2,868,010

Net interest income/spread		28,100	3.63%		24,168	3.60%
Tax equivalent basis adjustment		255			232

NET INTEREST INCOME		$27,845			$23,936

Net interest margin (C)			3.72%			3.71%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $26.8 million in the first quarter of 2013 to $30.2 million in the first quarter of 2014, an increase of $3.4 million, or 13%. The increase in interest income was primarily a result of a $350.7 million increase in average loans and leases partially offset by a 12 basis point decrease in the yield on interest earning assets. The increase in average loans and leases is due primarily to the acquisition of Somerset Hills’ loans and leases which totaled $246.5 million at the time of acquisition. The yield on average loans and leases at 4.39% in the first quarter of 2014 was 24 basis points lower than the first quarter of 2013. The yield on average taxable and tax exempt investment securities increased by 49 basis points and nine basis points, respectively, compared to the first quarter of 2013.

Total interest expense decreased from $2.6 million in the first quarter of 2013 to $2.1 million in the first quarter of 2014, a decrease of $548,000, or 21%. The cost of average interest-bearing liabilities decreased from 0.51% in the first quarter of 2013 to 0.36% in 2014. The decrease in yield was due primarily to the continuing low rate environment which resulted in a nine basis point reduction in the cost of interest-bearing transaction accounts, a 25 basis point reduction in the cost of time deposits and a 49 basis point reduction in the cost of borrowings. The cost of borrowings declined as a result of the extinguishment of $9 million in subordinated debentures in the second quarter of 2013 as well as restructurings of other long-term borrowings in 2013. From the first quarter of 2013 to the first quarter of 2014, average savings accounts and interest-bearing transaction accounts increased by $27.3 million and $214.7 million, respectively.

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

In the first quarter of 2014, a $1.5 million provision for loan and lease losses was recorded, which was $1.7 million lower than the provision for the same period last year. During the first quarter of 2014, the Company charged off loans and leases of $2.5 million and recovered $665,000 in previously charged off loans and leases compared to $2.7 million and $219,000, respectively, during the same period in 2013. The lower provision resulted from lower net charge-offs during the quarter. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $4.1 million in the first quarter of 2014 decreased by $978,000 compared to the first quarter of 2013. Gains on sales and calls of securities totaled $2,000 and $505,000 in the first quarter of 2014 and 2013, respectively. Commissions and fees at $1.0 million in the first quarter of 2014 decreased $200,000 compared to the same period last year due primarily to a decrease in investment commission income. Income on bank owned life insurance at $360,000 increased $47,000 or 15% compared to the first quarter of 2013 primarily resulting from the addition of policies acquired in the Somerset Hills merger. Other income totaling $139,000 in the first quarter of 2014 was $359,000 lower than the same period in 2013. Within other income, the Company recorded no swap income and $83,000 in gains on residential mortgages in the first quarter of 2014 compared to $181,000 in swap income and $152,000 in gains on sales of mortgages in the first quarter of 2013.

Noninterest Expense

Noninterest expense totaling $19.7 million increased $1.5 million in the first quarter of 2014 from the first quarter of 2013. Salary and employee benefits at $10.8 million increased by $860,000, or 9%, primarily as a result of increased staffing levels from the six new Somerset Hills’ branches, as well as the retention of some administrative personnel from the Somerset Hills acquisition. Net occupancy expense at $2.6 million in the first quarter of 2014 increased $643,000 from the same period last year, due primarily to expenses relating to the six new branch locations acquired in the Somerset Hills acquisition and a $370,000 increase in snow removal costs. Furniture and equipment at $1.7 million increased $288,000 from the same period last year due primarily to the new branches previously mentioned and increased service contract expenses. Marketing expense at $386,000 in the first quarter of 2014 increased $98,000 compared to the first quarter of 2013 due primarily to the timing of marketing campaigns. Legal expense at $273,000 increased $31,000 compared to the same period last year. There were no long term debt prepayment fees or merger related expenses in the first quarter of 2014 compared to $526,000 and $631,000, respectively, in the first quarter of 2013. Other expenses at $3.0 million increased $661,000 compared to the first quarter of 2013, due primarily to an increase in professional fees, an increase in data processing expenses reflecting technological improvements, and an increase in donation expense. The Company’s efficiency ratio, a non-GAAP financial measure, was 60.90% in the first quarter of 2014, compared to 59.85% for the same period last year. The increase was primarily due to an increase in noninterest expense as adjusted partially offset by an increase in tax-equivalent revenue. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$19,742	$18,227
Less:
Amortization of core deposit intangibles	(123)	—
Other real estate owned and other repossessed asset expense	(15)	(19)
Long term debt prepayment fee		(526)
Merger related expenses	—	(631)
Provision for unfunded lending commitments	(11)	135

Noninterest expense, as adjusted	$19,593	$17,186

Net interest income	$27,845	$23,936
Noninterest income	4,073	5,051

Total revenue	31,918	28,987
Plus: Tax-equivalent adjustment on municipal securities	255	232
Less:
Gains on sales of investment securities	(2)	(505)

Total revenue, as adjusted	$32,171	$28,714

Efficiency ratio	60.90%	59.85%

Income Tax Expense

The effective tax rate increased from 32.6% in the first quarter of 2013 to 33.0% in the first quarter of 2014 primarily as a result of increased taxable earnings because of a reduction of tax advantaged items as a percent of pre-tax income. Tax advantaged income items include interest income on tax-exempt securities and income on bank owned life insurance.

In first quarter 2014, the State of New York lowered its corporate franchise tax rate from 7.1% to 6.5% as well as changed some of its tax law governing nexus into the state. The Company has evaluated its deferred tax assets and liabilities in relation to these changes in tax law and has determined that there is no material change to its deferred tax assets and liabilities.

Financial Condition

The Company’s total assets increased $68.9 million from $3.32 billion at December 31, 2013, to $3.39 billion at March 31, 2014. Total loans were $2.50 billion, an increase of $34.3 million from $2.47 billion at December 31, 2013. Total deposits were $2.74 billion, an increase of $27.5 million from December 31, 2013.

Loans and Leases

Gross loans and leases at $2.50 billion increased by $34.3 million from December 31, 2013 primarily in the commercial loans secured by real estate category. Commercial loans secured by real estate increased $42.7 million or 3% from December 31, 2013 to March 31, 2014. Leases also increased $2.4 million or 6% resulting from increased demand for equipment financing and from broadening our market area. Commercial, industrial and other and consumer and home equity decreased $5.8 million and $3.3 million, respectively. Real Estate-Residential mortgages declined $2.3 million as the Company is selling a larger percentage of its residential mortgage originations than it has in past years. The increase in long-term rates since the beginning of 2013 has also caused the level of residential refinancings to decline. For more information on the loan portfolio, see Note 8 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets increased from $17.5 million, or 0.53% of total assets, on December 31, 2013 to $22.7 million, or 0.67% of total assets, on March 31, 2014. Non-performing assets increased primarily in commercial loans secured by real estate, which increased by $3.9 million. However, in April 2014, non-performing commercial real estate loans totaling $3.5 million were paid off requiring no additional specific reserve allocation or charge-offs. Commercial loan non-accruals at March 31, 2014 included 3 loan relationships with balances $1.0 million or over, totaling $4.6 million, and 4 loan relationships between $500,000 and $1.0 million, totaling $2.6 million.

There were $451,000 in loans and leases past due ninety days or more and still accruing at March 31, 2014 compared to $2.0 million at December 31, 2013. These loans consisted of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On March 31, 2014, the Company had $6.1 million in loans that were troubled debt restructurings and still accruing interest income compared to $10.3 million on December 31, 2013. Two troubled debt restructurings totaling $4.0 million were fully paid off in the first quarter of 2014. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On March 31, 2014, the Company had $24.7 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $24.6 million at year-end 2013. For more information on impaired loans and leases see Note 8 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for collateral dependent loans and leases. Based on such evaluation, $1.3 million has been allocated as a portion of the allowance for loan and lease losses for impairment at March 31, 2014. At March 31, 2014, the Company also had $58.3 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $62.5 million at December 31, 2013.

There were no loans and leases at March 31, 2014, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Year Ended December 31, 2013

Balance of the allowance at the beginning of the year	$29,821	$28,931	$28,931

Loans and leases charged off:
Commercial, secured by real estate	1,647	749	2,026
Commercial, industrial and other	13	177	1,324
Leases	39	112	206
Real estate-mortgage	155	565	1,257
Real estate-construction	—	652	3,854
Home equity and consumer	601	455	1,624

Total loans charged off	2,455	2,710	10,291

Recoveries:
Commercial, secured by real estate	34	44	1,061
Commercial, industrial and other	591	30	260
Leases	—	88	121
Real estate-mortgage	6	1	99
Real estate-construction	—	7	14
Home equity and consumer	34	49	283

Total Recoveries	665	219	1,838

Net charge-offs:	1,790	2,491	8,453
Provision for loan and lease losses	1,489	3,183	9,343

Ending balance	$29,520	$29,623	$29,821

Ratio of annualized net charge-offs to average loans and leases outstanding	0.29%	0.47%	0.36%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.18%	1.36%	1.21%

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

The overall balance of the allowance for loan losses decreased $301,000 to $29.5 million at March 31, 2014 compared to December 31, 2013. The allowance for loan losses for commercial real estate declined due to the resolution or impending resolution of non-performing loans. The allowance in certain other categories declined as a result of a decline in charge-offs from prior periods.

Non-performing loans and leases increased from $16.9 million on December 31, 2013 to $22.0 million on March 31, 2014. The allowance for loan and lease losses as a percent of total loans was 1.18% of total loans on March 31, 2014, compared to 1.21% as of December 31, 2013. Excluding the impact of the loans from the Somerset Hills acquisition which are accounted for under acquisition accounting, the allowance for loan and lease losses as a percent of total loans and leases was 1.29% and 1.34% as of March 31, 2014 and December 31, 2013, respectively. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2014.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $532.9 million on December 31, 2013 to $525.2 million on March 31, 2014, a decrease of $7.6 million, or 1%. Runoff on the investment portfolio was used to help fund loan growth.

Deposits

Total deposits increased from $2.71 billion on December 31, 2013 to $2.74 billion on March 31, 2014, an increase of $27.5 million, or 1% primarily resulting from a $29.8 million or 5% increase in noninterest bearing deposits. Savings and interest-bearing transaction accounts increased $3.6 million, while time deposits decreased $5.9 million.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $10.9 million for the first three months of 2014 compared to $11.7 million for the same period in 2013.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first three months of 2014, Lakeland’s deposits increased $27.5 million.

•	Sales of securities and overnight funds. At March 31, 2014, the Company had $429.8 million in securities designated “available for sale.” Of these securities, $310.8 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•	Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on March 31, 2014. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $67.5 million at March 31, 2014. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2014.

•	Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2014 follows.

Cash and cash equivalents totaling $147.6 million on March 31, 2014, increased $44.9 million from December 31, 2013. Operating activities provided $10.9 million in net cash. Investing activities used $25.2 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $59.3 million in net cash primarily reflecting the increase in deposits and short-term borrowings of $27.6 million and $34.0 million, respectively. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2014. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals on noncancellable operating leases	$19,406	$2,533	$4,160	$2,711	$10,002
Benefit plan commitments	5,493	209	408	624	4,252
Remaining contractual maturities of time deposits	290,150	213,611	61,550	14,848	141
Subordinated debentures	41,238	—	—	—	41,238
Loan commitments	636,629	531,683	57,760	629	46,557
Other borrowings	119,000	30,000	30,000	49,000	10,000
Interest on other borrowings*	30,145	3,228	6,087	4,216	16,614
Standby letters of credit	10,129	9,590	459	—	80

Total	$1,152,190	$790,854	$160,424	$72,028	$128,884

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.08%.

Capital Resources

Total stockholders’ equity increased from $351.4 million on December 31, 2013 to $359.5 million on March 31, 2014, an increase of $8.1 million, or 2%. Book value per common share increased to $9.96 on March 31, 2014 from $9.74 on December 31, 2013. The increase in stockholders’ equity from December 31, 2013 to March 31, 2014 was primarily due to $7.2 million in net income and $3.0 million in other comprehensive income on the Company’s available for sale securities portfolio, partially offset by the payment of dividends on common stock of $2.4 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2014, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at March 31, 2014 are as follows:

Capital Ratios:	Tier 1 Capital to Total Average Assets Ratio March 31, 2014	Tier 1 Capital to Risk-Weighted Assets Ratio March 31, 2014	Total Capital to Risk-Weighted Assets Ratio March 31, 2014
The Company	9.01%	11.76%	13.01%
Lakeland Bank	8.45%	11.04%	12.29%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule through January 1, 2019. The Company believes that as of March 31, 2014, Lakeland Bancorp and Lakeland Bank would meet all the requirements under the new rules on a fully phase-in basis, if such requirements were fully in effect.

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

(dollars in thousands, except per share amounts)	March 31, 2014	December 31, 2013
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$359,539	$351,424
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	2,301	2,424

Total tangible common stockholders’ equity at end of period - Non- GAAP	$247,264	$239,026

Shares outstanding at end of period	36,106	36,070

Book value per share - GAAP	$9.96	$9.74

Tangible book value per share - Non-GAAP	$6.85	$6.63

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non- GAAP	$247,264	$239,026

Total assets at end of period	$3,386,720	$3,317,791
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	2,301	2,424

Total tangible assets at end of period - Non-GAAP	$3,274,445	$3,205,393

Common equity to assets - GAAP	10.62%	10.59%

Tangible common equity to tangible assets - Non-GAAP	7.55%	7.46%

	For the three months ended,
	March 31, 2014	March 31, 2013
Calculation of return on average tangible common equity
Net income - GAAP	$7,163	$5,108

Total average common stockholders’ equity	$356,951	$282,796
Less:
Average goodwill	109,974	87,111
Average other identifiable intangible assets, net	2,379	—

Total average tangible common stockholders’ equity - Non-GAAP	$244,598	$195,685

Return on average common stockholders’ equity - GAAP	8.14%	7.33%

Return on average tangible common stockholders’ equity - Non-GAAP	11.88%	10.59%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $110.8 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%

March 31, 2014	-3.5%	-1.9%

December 31, 2013	-3.9%	-2.0%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Asset/Liability Policy Limit	-20.0%	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%	-20.0%

March 31, 2014	-8.5%	6.4%	-4.1%	-1.7%	-4.5%	-6.6%	-7.7%	-7.7%

December 31, 2013	-11.2%	-8.2%	-5.1%	-2.1%	-4.8%	-7.1%	-8.2%	-8.2%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2014 (the base case) was $479.3 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 200 basis points and minus 200 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-35.0%	-25.0%			-25.0%	-35.0%

March 31, 2014	-15.2%	-9.8%	-4.6%	1.3%	-2.5%	-7.3%

December 31, 2013	-17.8%	-11.3%	-5.0%	1.6%	-1.5%	-6.0%

The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: May 12, 2014