Form 10-Q
period 2014-06-30
LAKELAND BANCORP INC
filed 2014-08-11
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 37,914,094 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http://www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31,
	(unaudited)	2013
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$125,991	$94,205
Interest-bearing deposits due from banks	12,974	8,516

Total cash and cash equivalents	138,965	102,721

Investment securities available for sale, at fair value	415,643	431,106
Investment securities held to maturity; fair value of $105,720 at June 30, 2014 and $100,394 at December 31, 2013	105,480	101,744
Federal Home Loan Bank and other membership bank stock, at cost	9,811	7,938
Loans held for sale	399	1,206
Loans, net of deferred costs (fees)	2,608,537	2,469,016
Less: allowance for loan and lease losses	29,866	29,821

Net loans	2,578,671	2,439,195
Premises and equipment, net	36,202	37,148
Accrued interest receivable	8,353	8,603
Goodwill	109,974	109,974
Other identifiable intangible assets	2,182	2,424
Bank owned life insurance	56,693	55,968
Other assets	17,175	19,764

TOTAL ASSETS	$3,479,548	$3,317,791

LIABILITIES
Deposits:
Noninterest bearing	$649,186	$600,652
Savings and interest-bearing transaction accounts	1,797,358	1,812,467
Time deposits under $100 thousand	169,655	180,859
Time deposits $100 thousand and over	110,651	115,227

Total deposits	2,726,850	2,709,205
Federal funds purchased and securities sold under agreements to repurchase	156,511	81,991
Other borrowings	174,000	119,000
Subordinated debentures	41,238	41,238
Other liabilities	13,116	14,933

TOTAL LIABILITIES	3,111,715	2,966,367

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 37,914,094 shares at June 30, 2014 and 37,873,800 shares at December 31, 2013	383,362	364,637
Accumulated deficit	(16,647)	(8,538)
Accumulated other comprehensive income (loss)	1,118	(4,675)

TOTAL STOCKHOLDERS’ EQUITY	367,833	351,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,479,548	$3,317,791

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$27,558	$25,365	$54,456	$49,772
Federal funds sold and interest-bearing deposits with banks	9	17	22	30
Taxable investment securities and other	2,515	1,808	5,061	3,527
Tax-exempt investment securities	467	440	940	870

TOTAL INTEREST INCOME	30,549	27,630	60,479	54,199

INTEREST EXPENSE
Deposits	1,243	1,560	2,506	3,222
Federal funds purchased and securities sold under agreements to repurchase	35	13	50	22
Other borrowings	852	911	1,659	1,873

TOTAL INTEREST EXPENSE	2,130	2,484	4,215	5,117

NET INTEREST INCOME	28,419	25,146	56,264	49,082
Provision for loan and lease losses	1,593	2,594	3,082	5,777

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	26,826	22,552	53,182	43,305
NONINTEREST INCOME
Service charges on deposit accounts	2,663	2,692	5,222	5,214
Commissions and fees	1,082	1,143	2,095	2,356
Gains on sales and calls of investment securities	—	1	2	506
Gain on debt extinguishment	—	1,197	—	1,197
Income on bank owned life insurance	365	340	725	653
Other income	261	420	400	918

TOTAL NONINTEREST INCOME	4,371	5,793	8,444	10,844

NONINTEREST EXPENSE
Salaries and employee benefits	11,200	10,133	22,013	20,086
Net occupancy expense	2,041	1,887	4,658	3,861
Furniture and equipment	1,660	1,505	3,353	2,910
Stationery, supplies and postage	334	368	688	738
Marketing expense	476	435	862	723
FDIC insurance expense	511	556	1,012	1,069
Legal expense	219	286	492	528
Expenses on other real estate owned and other repossessed assets	100	(2)	115	17
Long term debt prepayment fee	—	—	—	526
Merger related expenses	—	1,452	—	2,083
Core deposit intangible amortization	119	41	242	41
Other expenses	2,870	2,732	5,837	5,038

TOTAL NONINTEREST EXPENSE	19,530	19,393	39,272	37,620

Income before provision for income taxes	11,667	8,952	22,354	16,529
Income tax expense	3,886	3,049	7,410	5,518

NET INCOME	$7,781	$5,903	$14,944	$11,011

PER SHARE OF COMMON STOCK
Basic earnings	$0.20	$0.18	$0.39	$0.34

Diluted earnings	$0.20	$0.18	$0.39	$0.34

Dividends	$0.07	$0.07	$0.14	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)-UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
NET INCOME	$7,781	$5,903	$14,944	$11,011

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) during period	2,797	(6,321)	5,785	(6,572)
Reclassification for gains included in net income	0	(1)	(2)	(329)
Change in pension liability, net	5	4	10	10

Other Comprehensive Income (Loss)	2,802	(6,318)	5,793	(6,891)

TOTAL COMPREHENSIVE INCOME (LOSS)	$10,583	($415)	$20,737	$4,120

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

Six Months Ended June 30, 2014

			Accumulated
			Other
	Common	Accumulated	Comprehensive
	Stock	deficit	Income (Loss)	Total
	(dollars in thousands)
BALANCE January 1, 2014	$364,637	($8,538)	($4,675)	$351,424

Net Income	—	14,944	—	14,944
Other comprehensive income, net of tax	—	—	5,793	5,793
Stock based compensation	638	—	—	638
Stock dividend	17,630	(17,630)	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	369	(305)	—	64
Exercise of stock options, net of excess tax benefits	88	—	—	88
Cash dividends, common stock	—	(5,118)	—	(5,118)

BALANCE June 30, 2014 (UNAUDITED)	$383,362	($16,647)	$1,118	$367,833

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,944	$11,011
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,808	2,783
Depreciation and amortization	1,807	1,804
Amortization of intangible assets	242	—
Provision for loan and lease losses	3,082	5,777
Loans originated for sale	(8,450)	(20,152)
Proceeds from sales of loans	9,492	20,668
Gains on securities	(2)	(506)
Gain on early debt extinguishment	—	(1,197)
Gains on sales of loans held for sale	(235)	(377)
Gains on other real estate and other repossessed assets	(65)	(45)
(Gains) losses on sales of premises and equipment	19	(68)
Stock-based compensation	638	441
(Increase) decrease in other assets	(813)	7,911
Decrease in other liabilities	(1,863)	(519)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,604	27,531

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisition	—	74,316
Proceeds from repayments on and maturity of securities:
Available for sale	24,738	38,704
Held to maturity	11,217	14,551
Proceeds from sales of securities
Available for sale	15,646	53,670
Held to maturity	1,374	—
Purchase of securities:
Available for sale	(17,133)	(106,933)
Held to maturity	(16,497)	(5,657)
Net increase in Federal Home Loan Bank Stock	(1,873)	(100)
Net increase in loans and leases	(143,585)	(62,609)
Proceeds from sales of other real estate and repossessed assets	455	1,218
Capital expenditures	(1,056)	(1,546)
Proceeds from sales of bank premises and equipment	—	462

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(126,714)	6,076

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	17,737	(9,939)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	74,520	(662)
Proceeds from other borrowings	130,000	—
Repayments of other borrowings	(75,000)	(10,000)
Early extinguishment of subordinated debentures	—	(7,803)
Excess tax benefits	65	37
Exercise of stock options	86	91
Issuance of stock to dividend reinvestment and stock purchase plan	64	100
Dividends paid	(5,118)	(3,569)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	142,354	(31,745)

Net increase in cash and cash equivalents	36,244	1,862
Cash and cash equivalents, beginning of period	102,721	107,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$138,965	$109,407

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

On May 31, 2013, the Company completed its acquisition of Somerset Hills Bancorp (“Somerset Hills”). For more information, see Note 2 below.

On May 21, 2014, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on June 17, 2014 to holders of record as of June 3, 2014. All weighted average, actual share and per share information set forth in this Quarterly Report on Form 10-Q have been adjusted retroactively for the effects of the stock dividend.

The financial information in this quarterly report has been prepared in accordance with the Company’s customary accounting practices. Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

Note 2. Acquisitions

On May 31, 2013, the Company completed its acquisition of Somerset Hills Bancorp, a bank holding company headquartered in Bernardsville, New Jersey. This acquisition enables the Company to expand into Somerset and Union counties, and broaden its presence in Morris County. Effective at the close of business on May 31, 2013, Somerset Hills Bancorp merged into the Company, and Somerset Hills Bank merged into Lakeland Bank. The Merger Agreement provided that the shareholders of Somerset Hills Bancorp would receive, at their election, for each outstanding share of Somerset Hills Bancorp common stock that they own at the effective time of the merger, either 1.1962 shares of Lakeland Bancorp common stock or $11.43 in cash (adjusted for the 5% stock dividend referred to above), subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration was shares of Lakeland Bancorp common stock and 10% was cash. Lakeland Bancorp issued an aggregate of 6,083,783 shares of its common stock in the merger, and also assumed outstanding Somerset Hills Bancorp stock options (which were converted into options to purchase Lakeland Bancorp common stock). Lakeland Bancorp paid $6.5 million in cash in the transaction.

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

The following is a summary of the loans acquired in the Somerset Hills acquisition as of the closing date.

	Acquired	Acquired
	Credit	Non-Credit	Total
	Impaired	Impaired	Acquired
(in thousands)	Loans	Loans	Loans
Contractually required principal and interest at acquisition	$4,507	$352,148	$356,655
Contractual cash flows not expected to be collected (non-accretable difference)	2,541	—	2,541

Expected cash flows at acquisition	$1,966	$352,148	$354,114
Interest component of expected cash flows (accretable difference)	322	107,333	107,655

Fair value of acquired loans, including mortgages held for sale	$1,644	$244,815	$246,459

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

Note 3. Share-Based Compensation

The Company grants stock options, restricted stock and restricted stock units under the 2009 Equity Compensation Program. Share-based compensation expense of $638,000 and $441,000 was recognized for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was unrecognized compensation cost of $1.0 million related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.3 years. Unrecognized compensation expense related to unvested stock options was approximately $101,000 as of June 30, 2014 and is expected to be recognized over a period of 2.9 years. Unrecognized compensation expense related to unvested restricted stock units was approximately $1.1 million as of June 30, 2014, and that cost is expected to be recognized over a period of 2.7 years.

In the first six months of 2014, the Company granted 1,942 shares of restricted stock at an average grant date fair value of $11.21 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $4,000 per year for the next five years. In the first six months of 2013, the Company granted 104,141 shares of restricted stock at a grant date fair value of $9.35 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $195,000 per year over a five year period.

In the first half of 2014, the Company granted 127,797 restricted stock units at a weighted average grant date fair value of $10.66 per share under the Company’s 2009 equity compensation program. These shares cliff vest within a range of two to three years. A portion of these shares will vest subject to certain performance conditions in the restricted stock unit agreement. Compensation expense on these restricted stock units is expected to average approximately $453,000 per year over a three year period.

There were no grants of stock options in the first six months of 2014.

On May 31, 2013, the Company granted options to purchase 52,500 shares to two new non-employee directors of the Company at an exercise price of $9.44 per share under the 2009 program. Each director’s options are exercisable in five equal installments beginning at the date of grant and continuing on the next four anniversaries of the grant date. The fair value of these options were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rates	1.55%
Expected dividend yield	2.82%
Expected volatility	45.45%
Expected lives (years)	7.00

Weighted average fair value of options granted	$3.31

Option activity under the Company’s stock option plans is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual
	Number of	exercise	term	Aggregate
	shares	price	(in years)	intrinsic value
Outstanding, January 1, 2014	514,626	$10.67		$754,938
Issued	—	—
Exercised	(11,420)	7.51
Forfeited	(1,179)	12.57
Expired	(1,010)	7.69

Outstanding, June 30, 2014	501,017	$10.74	3.03	$497,491

Options exercisable at June 30, 2014	469,517	$10.83	2.63	$454,130

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first six months of 2014 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was $42,000 and $31,000, respectively. Exercise of stock options during the first six months of 2014 and 2013 resulted in cash receipts of $86,000 and $91,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the six months ended June 30, 2014 is as follows:

		Weighted
	Number of	average
	shares	price
Outstanding, January 1, 2014	262,270	$9.12
Granted	1,942	11.21
Vested	(88,207)	9.00
Forfeited	(2,184)	9.25

Outstanding, June 30, 2014	173,821	$9.21

Information regarding the Company’s restricted stock units (all unvested) and changes during the six months ended June 30, 2014 is as follows:

		Weighted
	Number of	average
	shares	price
Outstanding, January 1, 2014	—	$—
Granted	127,797	10.66
Forfeited	(8)	10.66

Outstanding, June 30, 2014	127,789	$10.66

Note 4. Comprehensive Income

The components of other comprehensive income are as follows:

	June 30, 2014			June 30, 2013
	Before	Tax Benefit	Net of	Before	Tax Benefit	Net of
For the quarter ended:	tax amount	(Expense)	tax amount	tax amount	(Expense)	tax amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	$4,325	($1,528)	$2,797	($9,986)	$3,665	($6,321)
Reclassification adjustment for net gains arising during the period	—	—	—	(1)	—	(1)

Net unrealized gains (losses)	$4,325	($1,528)	$2,797	($9,987)	$3,665	($6,322)
Change in minimum pension liability	8	(3)	5	7	(3)	4

Other comprehensive income (loss), net	$4,333	($1,531)	$2,802	($9,980)	$3,662	($6,318)

	Before	Tax Benefit	Net of	Before	Tax Benefit	Net of
For the six months ended:	tax amount	(Expense)	tax amount	tax amount	(Expense)	tax amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	$9,040	($3,255)	$5,785	($10,400)	$3,828	($6,572)
Reclassification adjustment for net gains arising during the period	(3)	1	(2)	(506)	177	(329)

Net unrealized gains (losses)	$9,037	($3,254)	$5,783	($10,906)	$4,005	($6,901)
Change in minimum pension liability	16	(6)	10	15	(5)	10

Other comprehensive income (loss), net	$9,053	($3,260)	$5,793	($10,891)	$4,000	($6,891)

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
	Unrealized Gains			Unrealized Gains
	and Losses on			and Losses on
	Available-for-sale			Available-for-sale
	Securities	Pension Items	Total	Securities	Pension Items	Total
Beginning Balance	($1,661)	($23)	($1,684)	$3,974	($611)	$3,363

	(in thousands)
Other comprehensive income (loss) before classifications	2,797	5	2,802	(6,321)	4	(6,317)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(1)	—	(1)

Net current period other comprehensive income (loss)	2,797	5	2,802	(6,322)	4	(6,318)

Ending balance	$1,136	($18)	$1,118	($2,348)	($607)	($2,955)

(a)	All amounts are net of tax.

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Six Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2013
	Unrealized Gains			Unrealized Gains
	and Losses on			and Losses on
	Available-for-sale			Available-for-sale
	Securities	Pension Items	Total	Securities	Pension Items	Total
Beginning Balance	($4,647)	($28)	($4,675)	$4,553	($617)	$3,936

	(in thousands)
Other comprehensive income (loss) before classifications	5,785	10	5,795	(6,572)	10	(6,562)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	(329)	—	(329)

Net current period other comprehensive income (loss)	5,783	10	5,793	(6,901)	10	(6,891)

Ending balance	$1,136	($18)	$1,118	($2,348)	($607)	($2,955)

(a)	All amounts are net of tax.

Note 5. Statement of Cash Flow Information, Supplemental Information

	For the Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$6,657	$3,850
Cash paid during the period for interest	4,225	5,094
Transfer of loans and leases into other repossessed assets and other real estate owned	722	980
Acquisition of Somerset Hills Bancorp:
Non-cash assets acquired:
Investment securities available for sale	—	1,777
Investment securities held for maturity	—	8,686
Loans, including loans held for sale	—	246,459
Goodwill and other intangible assets, net	—	25,574
Other assets	—	15,653
Total non-cash assets acquired	—	298,149
Liabilities assumed:	—
Deposits	—	311,801
Other liabilities	—	1,745
Total liabilities assumed	—	313,546
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	—	58,919

Note 6. Earnings Per Share

The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net income available to common shareholders	$7,781	$5,903	$14,944	$11,011
Less: earnings allocated to participating securities	62	50	97	77

Net income allocated to common shareholders	$7,719	$5,853	$14,847	$10,934

Weighted average number of common shares outstanding - basic (1)	37,740	33,103	37,711	32,078
Share-based plans (1)	110	96	117	80

Weighted average number of common shares - diluted (1)	37,850	33,199	37,828	32,158

Basic earnings per share	$0.20	$0.18	$0.39	$0.34

Diluted earnings per share	$0.20	$0.18	$0.39	$0.34

(1)	Adjusted for 5% stock dividend distributed June 17, 2014 to shareholders of record on June 3, 2014

Options to purchase 357,163 shares of common stock at a weighted average price of $11.91 per share were outstanding and were not included in the computations of diluted earnings per share for the three months and for the six months ended June 30, 2014 because the exercise price was greater than the average market price. Options to purchase 517,622 shares of common stock at a weighted average price of $11.70 were outstanding and were not included in the computations of diluted earnings per share for the three months and for the six months ended June 30, 2013 because the exercise price was greater than the average market price.

Note 7. Investment Securities

AVAILABLE FOR SALE	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$72,801	$133	$(1,120)	$71,814	$72,828	$—	$(2,663)	$70,165
Mortgage-backed securities, residential	292,974	3,201	(2,422)	293,753	310,088	1,752	(7,338)	304,502
Obligations of states and political subdivisions	31,635	975	(164)	32,446	36,482	914	(523)	36,873
Other debt securities	491	15	—	506	3,541	37	(158)	3,420
Equity securities	15,971	1,364	(211)	17,124	15,433	1,097	(384)	16,146

	$413,872	$5,688	$(3,917)	$415,643	$438,372	$3,800	$(11,066)	$431,106

HELD TO MATURITY	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
U.S. government agencies	$14,681	$182	$(151)	$14,712	$19,732	$3	$(576)	$19,159
Mortgage-backed securities, residential	42,026	558	(875)	41,709	34,596	524	(1,025)	34,095
Mortgage-backed securities, multifamily	2,307	—	(76)	2,231	2,355	—	(166)	2,189
Obligations of states and political subdivisions	44,931	659	(216)	45,374	43,521	495	(770)	43,246
Other debt securities	1,535	159	—	1,694	1,540	165	—	1,705

	$105,480	$1,558	$(1,318)	$105,720	$101,744	$1,187	$(2,537)	$100,394

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	June 30, 2014
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,868	$3,879	$8,987	$9,050
Due after one year through five years	47,774	47,848	14,747	15,195
Due after five years through ten years	52,986	52,755	30,326	30,518
Due after ten years	299	284	7,087	7,017

	104,927	104,766	61,147	61,780
Mortgage-backed securities	292,974	293,753	44,333	43,940
Equity securities	15,971	17,124	—	—

Total securities	$413,872	$415,643	$105,480	$105,720

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sale proceeds	$17,020	$—	$17,020	$53,670
Gross gains	340	1	346	509
Gross losses	(340)	—	(344)	(3)

The above sales include sales of $1.3 million in held-to-maturity mortgage backed securities of which the Company had already collected over 90% of the principal outstanding. The Company realized $73,000 in gains on sales of these securities.

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $345.5 million and $324.5 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

June 30, 2014	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
AVAILABLE FOR SALE	Fair value	Losses	Fair value	Losses	securities	Fair value	Losses
	(dollars in thousands)
U.S. treasury and U.S. government agencies	$3,013	$3	$50,929	$1,117	12	$53,942	$1,120
Mortgage-backed securities, residential	34,036	110	84,044	2,312	31	118,080	2,422
Obligations of states and political subdivisions	277	1	6,086	163	12	6,363	164
Equity securities	—	—	4,736	211	2	4,736	211

	$37,326	$114	$145,795	$3,803	57	$183,121	$3,917

HELD TO MATURITY

U.S. government agencies	$—	$—	$5,737	$151	1	$5,737	$151
Mortgage-backed securities, residential	9,429	156	18,585	719	8	28,014	875
Mortgage-backed securities, multifamily	—	—	2,231	76	2	2,231	76
Obligations of states and political subdivisions	2,677	5	6,590	211	20	9,267	216

	$12,106	$161	$33,143	$1,157	31	$45,249	$1,318

December 31, 2013	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
AVAILABLE FOR SALE	Fair value	Losses	Fair value	Losses	securities	Fair value	Losses
	(dollars in thousands)
U.S. government agencies	$70,165	$2,663	$—	$—	16	$70,165	$2,663
Mortgage-backed securities, residential	177,262	6,730	10,724	608	51	187,986	7,338
Obligations of states and political subdivisions	8,500	328	2,087	195	21	10,587	523
Other debt securities	—	—	805	158	1	805	158
Equity securities	—	—	10,215	384	3	10,215	384

	$255,927	$9,721	$23,831	$1,345	92	$279,758	$11,066

HELD TO MATURITY

U.S. government agencies	$14,153	$576	$—	$—	5	$14,153	$576
Mortgage-backed securities, residential	22,939	889	1,097	136	11	24,036	1,025
Mortgage-backed securities, multifamily	895	99	1,294	67	2	2,189	166
Obligations of states and political subdivisions	17,826	607	1,456	163	51	19,282	770

	$55,813	$2,171	$3,847	$366	69	$59,660	$2,537

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

As of June 30, 2014, the equity securities include investments in other financial institutions for market appreciation purposes. Those equities had a net amortized cost of $2.6 million and a market value of $3.9 million as of June 30, 2014.

As of June 30, 2014, equity securities also included $13.2 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2014, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.3 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of June 30, 2014, the amortized cost of these securities was $10.5 million and the fair value was $10.3 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 8. Loans, Leases and Other Real Estate.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(in thousands)
Commercial, secured by real estate	$1,486,430	$1,389,861
Commercial, industrial and other	237,071	213,808
Leases	50,191	41,332
Real estate-residential mortgage	433,634	432,831
Real estate-construction	64,641	53,119
Home equity and consumer	338,231	339,338

Total loans	2,610,198	2,470,289

Less: deferred fees	(1,661)	(1,273)

Loans, net of deferred fees	$2,608,537	$2,469,016

At June 30, 2014 and December 31, 2013, home equity and consumer loans included overdraft deposit balances of $485,000 and $590,000, respectively. At June 30, 2014 and December 31, 2013, the Company had $361.3 million and $263.1 million in residential loans pledged for potential borrowings at the Federal Home Loan Bank of New York (FHLB).

Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. In conjunction with the Somerset Hills acquisition, loans totaling $1.6 million were deemed to be PCI loans at May 31, 2013 (the “acquisition date”). PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). For more information, see Note 2 – Acquisitions.

Subsequent to the acquisition date, there was credit deterioration in two PCI loans totaling $1.5 million. These loans are currently being evaluated for impairment with the remainder of the Company’s impaired loans, and the Company recognized a valuation allowance for these loans in the allowance for loan losses. The remaining PCI loan for $149,000 was paid in full in the first half of 2014.

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

	June 30,	December 31,
(in thousands)	2014	2013
Commercial, secured by real estate	$9,035	$7,697
Commercial, industrial and other	700	88
Leases	61	—
Real estate - residential mortgage	6,730	6,141
Real estate - construction	612	831
Home equity and consumer	2,251	2,175

Total non-accrual loans and leases	$19,389	$16,932
Other real estate and other repossessed assets	850	520

TOTAL NON-PERFORMING ASSETS	$20,239	$17,452

Troubled debt restructurings, still accruing	$6,818	$10,289

Non-accrual loans included $1.5 million and $2.3 million of troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively.

An age analysis of past due loans, segregated by class of loans as of June 30, 2014 and December 31, 2013, is as follows:

							Recorded
			Greater			Total	Investment greater
	30-59 Days	60-89 Days	Than	Total		Loans	than 89 Days and
	Past Due	Past Due	89 Days	Past Due	Current	and Leases	still accruing
	(in thousands)
June 30, 2014
Commercial, secured by real estate	$6,001	$1,949	$7,501	$15,451	$1,470,979	$1,486,430	$—
Commercial, industrial and other	365	—	607	972	236,099	237,071	—
Leases	656	5	61	722	49,469	50,191	—
Real estate—residential mortgage	4,631	1,888	5,920	12,439	421,195	433,634	—
Real estate—construction	—	—	612	612	64,029	64,641	—
Home equity and consumer	1,534	1,043	2,198	4,775	333,456	338,231	286

	$13,187	$4,885	$16,899	$34,971	$2,575,227	$2,610,198	$286

December 31, 2013
Commercial, secured by real estate	$6,068	$5,154	$8,394	$19,616	$1,370,245	$1,389,861	$697
Commercial, industrial and other	455	118	88	661	213,147	213,808	—
Leases	77	179	—	256	41,076	41,332	—
Real estate—residential mortgage	5,352	1,306	6,555	13,213	419,618	432,831	414
Real estate—construction	—	—	831	831	52,288	53,119	—
Home equity and consumer	1,776	533	3,061	5,370	333,968	339,338	886

	$13,728	$7,290	$18,929	$39,947	$2,430,342	$2,470,289	$1,997

Impaired Loans

Impaired loans as of June 30, 2014, June 30, 2013 and December 31, 2013 are as follows:

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
June 30, 2014	Impaired loans	Balance	Allowance	Recognized	Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$15,564	$16,445	$—	$205	$15,170
Commercial, industrial and other	542	923	—	42	1,850
Real estate-residential mortgage	255	304	—	—	276
Real estate-construction	465	2,411	—	—	483
Home equity and consumer	—	—	—	—	—

Loans with specific allowance:
Commercial, secured by real estate	4,023	4,179	285	87	4,418
Commercial, industrial and other	151	151	5	4	183
Real estate-residential mortgage	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Home equity and consumer	1,267	1,283	493	30	1,219

Total:
Commercial, secured by real estate	$19,587	$20,624	$285	$292	$19,588
Commercial, industrial and other	693	1,074	5	46	2,033
Real estate—residential mortgage	255	304	—	—	276
Real estate-construction	465	2,411	—	—	483
Home equity and consumer	1,267	1,283	493	30	1,219

	$22,267	$25,696	$783	$368	$23,599

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
June 30, 2013	Impaired loans	Balance	Allowance	Recognized	Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$13,579	$18,247	$—	$122	$11,343
Commercial, industrial and other	4,457	4,605	—	96	4,640
Real estate-residential mortgage	355	355	—	—	357
Real estate-construction	1,758	4,565	—	—	3,273
Home equity and consumer	368	368	—	1	368

Loans with specific allowance:
Commercial, secured by real estate	8,404	9,042	611	164	8,375
Commercial, industrial and other	619	741	152	2	659
Real estate-residential mortgage	156	156	23	—	199
Real estate-construction	146	534	15	—	146
Home equity and consumer	1,120	1,120	168	24	1,030

Total:
Commercial, secured by real estate	$21,983	$27,289	$611	$286	$19,718
Commercial, industrial and other	5,076	5,346	152	98	5,299
Real estate—residential mortgage	511	511	23	—	556
Real estate-construction	1,904	5,099	15	—	3,419
Home equity and consumer	1,488	1,488	168	25	1,398

	$30,962	$39,733	$969	$409	$30,390

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
December 31, 2013	Impaired loans	Balance	Allowance	Recognized	Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$8,223	$9,656	$—	$198	$8,853
Commercial, industrial and other	4,020	4,118	—	189	4,333
Real estate-residential mortgage	617	672	—	—	622
Real estate-construction	501	2,411	—	—	2,111
Home equity and consumer	17	17	—	1	17

Loans with specific allowance:
Commercial, secured by real estate	10,152	10,217	739	442	9,727
Commercial, industrial and other	155	155	31	5	396
Real estate-residential mortgage	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Home equity and consumer	934	936	140	42	907

Total:
Commercial, secured by real estate	$18,375	$19,873	$739	$640	$18,580
Commercial, industrial and other	4,175	4,273	31	194	4,729
Real estate—residential mortgage	617	672	—	—	622
Real estate-construction	501	2,411	—	—	2,111
Home equity and consumer	951	953	140	43	924

	$24,619	$28,182	$910	$877	$26,966

Interest that would have been accrued on impaired loans during the first six months of 2014 and 2013 had the loans been performing under original terms would have been $885,000 and $1.2 million, respectively. Interest that would have accrued for the year ended December 31, 2013 was $2.2 million.

Credit Quality Indicators

The class of loans are determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, department heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s commercial loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes commercial loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows the Company’s commercial loan portfolio as of June 30, 2014 and December 31, 2013, by the risk ratings discussed above (in thousands):

June 30, 2014	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$926	$—
2	—	10,980	—
3	69,991	23,965	—
4	468,323	87,442	3,971
5	824,552	74,594	57,197
5W - Watch	49,280	16,822	—
6 - Other Assets Especially Mentioned	26,285	10,432	1,241
7 - Substandard	47,999	11,910	2,232
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,486,430	$237,071	$64,641

December 31, 2013	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$952	$—
2	—	12,964	—
3	70,811	9,263	—
4	442,933	60,002	1,178
5	754,275	85,939	48,243
5W - Watch	38,893	12,278	—
6 - Other Assets Especially Mentioned	27,640	9,596	1,245
7 - Substandard	55,309	22,814	2,453
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,389,861	$213,808	$53,119

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three months ended June 30, 2014 and 2013:

	Commercial,	Commercial,		Real estate-		Home
Three Months Ended June 30, 2014	secured by	industrial		residential	Real estate-	equity and
Allowance for Loan and Lease Losses:	real estate	and other	Leases	mortgage	construction	consumer	Unallocated	Total

	(in thousands)
Beginning Balance	$14,135	$5,506	$460	$2,968	$483	$2,612	$3,356	$29,520
Charge-offs	(144)	(599)	(126)	(354)	(25)	(483)	—	(1,731)
Recoveries	320	88	—	3	1	72	—	484
Provision	(269)	(1,394)	320	1,614	77	1,910	(665)	1,593

Ending Balance	$14,042	$3,601	$654	$4,231	$536	$4,111	$2,691	$29,866

	Commercial,	Commercial,		Real estate-		Home
Three Months Ended June 30, 2013	secured by	industrial		residential	Real estate-	equity and
Allowance for Loan and Lease Losses:	real estate	and other	Leases	mortgage	construction	consumer	Total

	(in thousands)
Beginning Balance	$16,421	$5,244	$482	$3,828	$1,246	$2,402	29,623
Charge-offs	(65)	(482)	(60)	(186)	(1,750)	(236)	(2,779)
Recoveries	36	32	19	62	—	39	188
Provision	2,047	326	(42)	(583)	875	(29)	2,594

Ending Balance	$18,439	$5,120	$399	$3,121	$371	$2,176	$29,626

The following table details activity in the allowance for loan and lease losses by portfolio segment for the six months ended June 30, 2014 and 2013:

	Commercial,	Commercial,		Real estate-		Home
Six Months Ended June 30, 2014	secured by	industrial		residential	Real estate-	equity and
Allowance for Loan and Lease Losses:	real estate	and other	Leases	mortgage	construction	consumer	Unallocated	Total

	(in thousands)
Beginning Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821
Charge-offs	(1,791)	(612)	(165)	(509)	(25)	(1,084)	—	(4,186)
Recoveries	354	679	—	9	1	106	—	1,149
Provision	1,016	(1,797)	315	1,517	18	2,352	(339)	3,082

Ending Balance	$14,042	$3,601	$654	$4,231	$536	$4,111	$2,691	$29,866

	Commercial,	Commercial,		Real estate-		Home
Six Months Ended June 30, 2013	secured by	industrial		residential	Real estate-	equity and
Allowance for Loan and Lease Losses:	real estate	and other	Leases	mortgage	construction	consumer	Total

	(in thousands)
Beginning Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	28,931
Charge-offs	(814)	(659)	(172)	(751)	(2,402)	(691)	(5,489)
Recoveries	80	62	107	63	7	88	407
Provision	2,915	614	(114)	241	2,179	(58)	5,777

Ending Balance	$18,439	$5,120	$399	$3,121	$371	$2,176	$29,626

Loans receivable summarized by portfolio segment and impairment method are as follows:

	Commercial,	Commercial,		Real estate-		Home
	secured by	industrial		residential	Real estate-	equity and
	real estate	and other	Leases	mortgage	construction	consumer	Total

	(in thousands)
At June 30, 2014
Ending Balance: Individually evaluated for impairment	$19,587	$693	$—	$255	$465	$1,267	$22,267
Ending Balance: Collectively evaluated for impairment	1,466,843	236,378	50,191	433,379	64,176	336,964	$2,587,931
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	$0

Ending Balance (1)	$1,486,430	$237,071	$50,191	$433,634	$64,641	$338,231	$2,610,198

(1)	Excludes deferred fees

	Commercial,	Commercial,		Real estate-		Home
	secured by	industrial		residential	Real estate-	equity and
	real estate	and other	Leases	mortgage	construction	consumer	Total

	(in thousands)
At December 31, 2013
Ending Balance: Individually evaluated for impairment	$18,375	$4,175	$—	$617	$501	$951	$24,619
Ending Balance: Collectively evaluated for impairment	1,371,486	209,633	41,332	432,214	52,618	337,976	$2,445,259
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	411	$411

Ending Balance(1)	$1,389,861	$213,808	$41,332	$432,831	$53,119	$339,338	$2,470,289

(1)	Excludes deferred fees

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows:

	Commercial,	Commercial,		Real estate-		Home
	secured by	industrial		residential	Real estate-	equity and
At June 30, 2014	real estate	and other	Leases	mortgage	construction	consumer	Unallocated	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$285	$5	$—	$—	$—	$493	$—	$783
Ending Balance: Collectively evaluated for impairment	13,757	3,596	654	4,231	536	3,618	2,691	$29,083
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance	$14,042	$3,601	$654	$4,231	$536	$4,111	$2,691	$29,866

	Commercial,	Commercial,		Real estate-		Home
	secured by	industrial		residential	Real estate-	equity and
At December 31, 2013	real estate	and other	Leases	mortgage	construction	consumer	Unallocated	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$739	$31	$—	$—	$—	$140	$—	$910
Ending Balance: Collectively evaluated for impairment	13,724	5,300	504	3,214	542	2,597	3,030	$28,911
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $1.1 million and $1.2 million for the periods ended June 30, 2014 and December 31, 2013, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	2	$1,697	$1,697	7	$3,472	$3,468
Commercial, industrial and other	—	—	—	1	127	125
Leases	—	—	—	—	—	—
Real estate—residential mortgage	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	—	—	—	1	11	11

	2	$1,697	$1,697	9	$3,610	$3,604

	For the Six Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	2	$1,697	$1,697	11	$5,472	$5,468
Commercial, industrial and other	—	—	—	1	127	125
Leases	—	—	—	—	—	—
Real estate—residential mortgage	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	3	335	335	1	11	11

	5	$2,032	$2,032	13	$5,610	$5,604

The following table summarizes as of June 30, 2014 and 2013, loans that were restructured within the last 12 months that have subsequently defaulted:

	For the Six Months Ended
	June 30, 2014		June 30, 2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	4	$1,183
Commercial, industrial and other	—	—	—	—
Leases	—	—	—	—
Real estate—residential mortgage	1	174	—	—
Real estate—construction	—	—	—	—
Home equity and consumer	1	235	—	—

	2	$409	4	$1,183

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of June 30, 2014, the Company had $399,000 mortgages held for sale compared to $1.2 million as of December 31, 2013.

Other Real Estate and Other Repossessed Assets

At June 30, 2014, the Company had other repossessed assets and other real estate owned of $43,000 and $807,000, respectively. At December 31, 2013, the Company had other repossessed assets and other real estate owned of $54,000 and $466,000, respectively.

Note 9. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest cost	$24	$23	$47	$45
Expected return on plan assets	(24)	(18)	(48)	(36)
Amortization of unrecognized net actuarial loss	10	20	20	41

Net periodic benefit expense	$10	$25	$19	$50

Note 10. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Service cost	$6	$7	$13	$14
Interest cost	9	9	19	18
Amortization of prior service cost	4	4	7	7
Amortization of unrecognized net actuarial loss	—	2	—	4

Net periodic benefit expense	$19	$22	$39	$43

The Company made contributions of $65,000 and $75,000 to the plan during the six month periods ended June 30, 2014 and 2013, respectively. The Company does not expect to make any more contributions for the remainder of 2014.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended June 30, 2014, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in thousands)
June 30, 2014
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$4,401	$67,413	$—	$71,814
Mortgage backed securities	—	293,753	—	293,753
Obligations of states and political subdivisions	—	32,446	—	32,446
Corporate debt securities	—	506	—	506
Equity securities	3,894	13,230	—	17,124

Total securities available for sale	8,295	407,348	—	415,643

Non-hedging interest rate derivatives	—	170	—	170

Total Assets	$8,295	407,518	—	$415,813
Non-hedging interest rate derivatives	$—	$170	$—	$170

Total Liabilities	$—	$170	$—	$170

December 31, 2013
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$4,330	$65,835	$—	$70,165
Mortgage backed securities	—	304,502	—	304,502
Obligations of states and political subdivisions	—	36,873	—	36,873
Corporate debt securities	—	3,420	—	3,420
Equity securities	3,239	12,907	—	16,146

Total securities available for sale	7,569	423,537	—	431,106

Non-hedging interest rate derivatives	—	562	—	562

Total Assets	$7,569	$424,099	$—	$431,668

Non-hedging interest rate derivatives	$—	$562	$—	$562

Total Liabilities	$—	$562	$—	$562

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level2)	(Level 3)	Fair Value

	(in thousands)
June 30, 2014
Assets:
Impaired Loans and Leases	$—	$—	$22,267	$22,267
Loans held for sale	—	399	—	399
Other real estate owned and other repossessed assets	—	—	850	850

December 31, 2013
Assets:
Impaired Loans and Leases	$—	$—	$24,619	$24,619
Loans held for sale	—	1,206	—	1,206
Other real estate owned and other repossessed assets	—	—	520	520

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

The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2014 and December 31, 2013 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $5.3 million in short-term municipal bond anticipation notes that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments in municipalities in the Company’s market area, and management performs a credit analysis on the municipality before investing in these securities.

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

The net loan portfolio at June 30, 2014 and December 31, 2013 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments to extend credit and standby letters of credit are deemed immaterial.

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
June 30, 2014
Financial Instruments - Assets
Investment securities held to maturity	$105,480	$105,720	$—	$100,400	$5,320
Federal Home Loan Bank Stock	9,811	9,811	—	9,811	—
Loans and leases, net	2,578,671	2,582,131	—	—	2,582,131

Financial Instruments - Liabilities
Certificates of Deposit	280,306	280,150	—	280,150	—
Other borrowings	174,000	176,919	—	176,919	—
Subordinated debentures	41,238	29,691	—	—	29,691

December 31, 2013
Financial Instruments - Assets
Investment securities held to maturity	$101,744	$100,394	$—	$95,194	$5,200
Federal Home Loan Bank Stock	7,938	7,938	—	7,938	—
Loans and leases, net	2,439,195	2,432,447	—	—	2,432,447

Financial Instruments - Liabilities
Certificates of Deposit	296,086	296,237	—	296,237	—
Other borrowings	119,000	121,870	—	121,870	—
Subordinated debentures	41,238	27,835	—	—	27,835

Note 12. Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. Lakeland pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. Lakeland pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. As of June 30, 2014 and December 31, 2013, Lakeland had $506,000 and $1.5 million, respectively, in securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

		Average	Weighted Average	Weighted Average
June 30, 2014	Notional Amount	Maturity (Years)	Rate Fixed	Variable Rate	Fair Value
3rd party interest rate swaps	$17,485	6.2	3.840%	1 Mo Libor + 2.21	($170)
Customer interest rate swaps	(17,485)	6.2	3.840%	1 Mo Libor + 2.21	170

		Average	Weighted Average	Weighted Average
December 31, 2013	Notional Amount	Maturity (Years)	Rate Fixed	Variable Rate	Fair Value
3rd party interest rate swaps	$17,691	6.7	3.830%	1 Mo Libor + 2.21	($562)
Customer interest rate swaps	(17,691)	6.7	3.830%	1 Mo Libor + 2.21	$562

Note 13. Goodwill and Intangible Assets

The Company has recorded goodwill of $110.0 million at June 30, 2014 and December 31, 2013 which includes $22.9 million from the Somerset Hills acquisition and $87.1 million from prior acquisitions. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of each reporting unit to their respective carrying amounts, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

As stated above, the Company recorded $2.7 million in core deposit intangible for the Somerset Hills acquisition. Year-to-date, it has amortized $242,000 in core deposit intangible. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the year ended:
2014	$222
2015	415
2016	366
2017	316
2018	267

Note 14. Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding share –based payments that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company has determined that adoption of this update will not have an impact on its accounting and disclosures.

In June 2014, the FASB issued an accounting standards update that aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. This update is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company is assessing the impact that the adoption of this update will have on its accounting and disclosures.

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

Management Overview

The quarter and six months ended June 30, 2014 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•	Net income available to common shareholders at $14.9 million in the first half of 2014 increased $3.9 million, or 36%, from $11.0 million reported for the same period in 2013. Included in 2013 first half earnings were $2.1 million in pre-tax merger related expenses due to the Somerset Hills acquisition and a $1.2 million gain on debt extinguishment.

•	Diluted earnings per share increased from $0.34 in the first half of 2013 to $0.39 for the first half of 2014.

•	The Company reported strong growth in both loans and non-interest bearing demand deposits in the quarter and six months ended June 30, 2014. Loans totaling $2.61 billion at June 30, 2014 increased by $139.9 million or 6% from December 31, 2013, including a $96.6 million or 7% increase in commercial loans secured by real estate. Non-interest bearing demand deposits at $649.6 million increased by $48.5 million, or 8%, from year-end 2013 and represented 24% of total deposits at June 30, 2014.

•	Non-performing assets totaled $20.2 million at June 30, 2014 compared to $17.5 million at December 31, 2013 and $20.1 million reported at June 30, 2013.

•	As a result of declining charge-offs, the provision for loan and lease losses was reduced from $5.8 million in the first half of 2013 to $3.1 million in the first half of 2014.

•	The Company’s net interest margin has been stable for the last eight quarters. In the second quarter of 2014 net interest margin was 3.69%, compared to 3.72% for the first quarter of 2014 and 3.68% for the second quarter of 2013.

•	The Somerset Hills acquisition, which was consummated on May 31, 2013, added six full service branches, $356.1 million in total assets, $10.4 million in investment securities, $246.5 million in loans (including $2.5 million in residential mortgages held for sale), and $311.8 million in deposits ($80.8 million in non-interest bearing demand deposits and $231.0 million in interest-bearing deposits) at fair value. The Company’s financial statements reflect the impact of the merger from the date of acquisition, which should be considered when comparing earnings for the periods presented. For more information on the Somerset Hills acquisition, please see Note 2 – Acquisitions in this Quarterly Report on Form 10-Q.

Results of Operations

(Second Quarter 2014 Compared to Second Quarter 2013)

Net Income

Net income was $7.8 million in the second quarter of 2014 compared to net income of $5.9 million for the second quarter of 2013. Diluted earnings per share was $0.20 for the second quarter of 2014, compared to diluted earnings per share of $0.18 for the same period last year. Net interest income at $28.4 million for the second quarter of 2014 increased $3.3 million compared to the second quarter of 2013 due to a $2.9 million increase in interest income and a $354,000 reduction in interest expense. The increase in net interest income reflects an increase in interest earning assets resulting from the Somerset Hills acquisition as well as organic growth.

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

Net interest income on a tax equivalent basis for the second quarter of 2014 was $28.7 million, compared to $25.4 million for the second quarter of 2013. The net interest margin increased from 3.68% in the second quarter of 2013 to 3.69% in the second quarter of 2014 primarily as a result of an eleven basis point decrease in the cost of interest bearing liabilities partially offset by a seven basis point decline in the yield on interest earning assets. The increase in the net interest margin was augmented by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $97.1 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended,			For the Three Months Ended,
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,552,010	$27,558	4.33%	$2,264,713	$25,365	4.49%
Taxable investment securities and other	461,073	2,515	2.18%	396,290	1,808	1.82%
Tax-exempt securities	76,901	718	3.74%	73,728	677	3.67%
Federal funds sold (B)	24,555	9	0.15%	30,498	17	0.22%

Total interest-earning assets	3,114,539	30,800	3.97%	2,765,229	27,867	4.04%

Noninterest-earning assets:
Allowance for loan and lease losses	(29,685)			(30,481)
Other assets	275,435			266,612

TOTAL ASSETS	$3,360,289			$3,001,360

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$387,179	$51	0.05%	$369,703	$54	0.06%
Interest-bearing transaction accounts	1,433,382	826	0.23%	1,284,233	965	0.30%
Time deposits	284,475	366	0.51%	311,230	541	0.70%
Borrowings	236,908	887	1.50%	173,920	924	2.13%

Total interest-bearing liabilities	2,341,944	2,130	0.36%	2,139,086	2,484	0.47%

Noninterest-bearing liabilities:
Demand deposits	640,080			542,976
Other liabilities	14,463			14,348
Stockholders’ equity	363,802			304,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,360,289			$3,001,360

Net interest income/spread		28,670	3.60%		25,383	3.58%
Tax equivalent basis adjustment		251			237

NET INTEREST INCOME		$28,419			$25,146

Net interest margin (C)			3.69%			3.68%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $27.9 million in the second quarter of 2013 to $30.8 million in the second quarter of 2014, an increase of $2.9 million, or 11%. The increase in interest income was primarily a result of a $287.3 million increase in average loans and leases partially offset by a seven basis point decrease in the yield on interest earning assets. The increase in average loans and leases is due primarily to the acquisition of Somerset Hills’ loans and leases which totaled $246.5 million at the time of acquisition. The yield on average loans and leases at 4.33% in the second quarter of 2014 was 16 basis points lower than the second quarter of 2013. The yield on average taxable and tax exempt investment securities increased by 36 basis points and seven basis points, respectively, compared to the second quarter of 2013.

Total interest expense decreased from $2.5 million in the second quarter of 2013 to $2.1 million in the second quarter of 2014, a decrease of $354,000, or 14%. The cost of average interest-bearing liabilities decreased from 0.47% in the second quarter of 2013 to 0.36% in 2014. The decrease in the cost of funds was due primarily to the continuing low rate environment which resulted in a seven basis point reduction in the cost of interest-bearing transaction accounts, a 19 basis point reduction in the cost of time deposits and a 63 basis point reduction in the cost of borrowings. The cost of borrowings declined primarily as a result of the extinguishment of $9 million in subordinated debentures in the second quarter of 2013 as well as restructurings of other long-term borrowings in 2013. From the second quarter of 2013 to the second quarter of 2014, average savings accounts and interest-bearing transaction accounts increased by $17.5 million and $149.1 million, respectively.

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

In the second quarter of 2014, a $1.6 million provision for loan and lease losses was recorded, which was $1.0 million lower than the provision for the same period last year. During the second quarter of 2014, the Company charged off loans and leases of $1.7 million and recovered $484,000 in previously charged off loans and leases compared to $2.8 million and $188,000, respectively, during the same period in 2013. The lower provision resulted from lower net charge-offs during the quarter as well as a decline in impaired loans. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $4.4 million in the second quarter of 2014 decreased by $1.4 million compared to the second quarter of 2013. In the second quarter of 2013 the Company recorded a $1.2 million pre-tax gain on the purchase and early extinguishment of $9.0 million of Lakeland Bancorp Capital Trust I debentures. Other income totaling $261,000 in the second quarter of 2014 was $159,000 lower than the same period in 2013 due primarily to a reduction in gain on sale of mortgage loans of $180,000. Commissions and fees at $1.1 million in the second quarter of 2014 decreased $61,000 compared to the same period last year due primarily to a decrease in investment commission income. Income on bank owned life insurance at $365,000 increased $25,000 or 7% compared to the second quarter of 2013 primarily resulting from the addition of policies acquired in the Somerset Hills merger.

Noninterest Expense

Noninterest expense totaling $19.5 million increased $137,000 in the second quarter of 2014 from the second quarter of 2013. There were no merger related expenses in the second quarter of 2014 compared to $1.5 million in the second quarter of 2013. Exclusive of merger related expenses total noninterest expense increased $1.6 million from the second quarter of 2013 to the second quarter of 2014. Salary and employee benefits at $11.2 million increased by $1.1 million, or 11%, primarily as a result of increased staffing levels from the six new Somerset Hills’ branches, as well as the retention of some administrative personnel from the Somerset Hills acquisition. Net occupancy expense at $2.0 million in the second quarter of 2014 increased $154,000 from the same period last year, due primarily to expenses relating to the six new branch locations acquired in the Somerset Hills acquisition. Furniture and equipment at $1.7 million increased $155,000 from the same period last year due primarily to the new branches previously mentioned and increased service contract expenses. Stationary, supplies and postage at $334,000 decreased $34,000, or 9% due primarily to increased electronic delivery. Marketing expense at $476,000 in the second quarter of 2014 increased $41,000 compared to the second quarter of 2013 due primarily to the timing of marketing campaigns. FDIC insurance expense at $511,000 declined $45,000 compared to the same period last year due primarily to improved assessment rates resulting from declines in non-performing loans and charge-offs. Legal expense at $219,000 decreased $67,000 compared to the same period last year primarily resulting from the continuing reduction in delinquencies. Other real estate owned and other repossessed asset expense increased $102,000 from the second quarter of 2013 due primarily to write-downs on two bank owned properties. Core deposit intangible amortization at $119,000 increased $78,000 due primarily to the timing of the Somerset Hills merger as the second quarter of 2013 included only one month’s amortization. Other expenses at $2.9 million increased $138,000 compared to the second quarter of 2013, due primarily to an increase in professional fees and an increase in data processing expenses reflecting technological improvements. The Company’s efficiency ratio, a non-GAAP financial measure, was 58.7% in the second quarter of 2014, compared to 59.7% for the same period last year. The decrease was primarily due to an increase in tax-equivalent revenue partially offset by an increase in noninterest expense.

The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$19,530	$19,393
Less:
Amortization of core deposit intangibles	(119)	(41)
Other real estate owned and other repossessed asset expense	(100)	2
Merger related expenses	—	(1,452)
Provision for unfunded lending commitments	93	(6)

Noninterest expense, as adjusted	$19,404	$17,896

Net interest income	$28,419	$25,146
Noninterest income	4,371	5,793

Total revenue	32,790	30,939
Plus: Tax-equivalent adjustment on municipal securities	251	237
Less:
Gains on debt extinguishment	—	(1,197)
Gains on sales of investment securities	—	(1)

Total revenue, as adjusted	$33,041	$29,978

Efficiency ratio	58.73%	59.70%

Income Tax Expense

The effective tax rate decreased from 34.1% in the second quarter of 2013 to 33.3% in the second quarter of 2014 primarily as a result of an increase in tax advantaged items as a percent of pre-tax income. Tax advantaged income items include interest income on tax-exempt securities and income on bank owned life insurance. Also contributing to the decrease in the effective tax rate was the impact of non-deductible merger related expenses in the second quarter of 2013.

(Year to Date 2014 Compared to Year to Date 2013)

Net Income

Net income was $14.9 million in the first half of 2014 compared to net income of $11.0 million for the first half of 2013. Diluted earnings per share was $0.39 for the first half of 2014, compared to diluted earnings per share of $0.34 for the same period last year. Net interest income at $56.3 million for the first half of 2014 increased $7.2 million compared to the first half of 2013 due to a $6.3 million increase in interest income and a $902,000 reduction in interest expense. The increase in net interest income reflects an increase in interest earning assets resulting from the Somerset Hills acquisition as well as organic growth.

Net Interest Income

Net interest income on a tax equivalent basis for the first half of 2014 was $56.8 million, compared to $49.6 million for the first half of 2013 resulting primarily from growth in average assets of $383.9 million. The net interest margin increased from 3.69% in the first half of 2013 to 3.71% in the first half of 2014 primarily as a result of a 13 basis point decrease in the cost of interest bearing liabilities partially offset by a nine basis point decline in the yield on interest earning assets. The increase in the net interest margin was augmented by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $106.9 million. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the Six Months Ended,			For the Six Months Ended,
	June 30, 2014			June 30, 2013
			Average			Average
		Interest	rates		Interest	rates
	Average	Income/	earned/	Average	Income/	earned/
	Balance	Expense	paid	Balance	Expense	paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$2,519,679	$54,456	4.36%	$2,200,838	$49,772	4.56%
Taxable investment securities and other	463,105	5,061	2.19%	400,413	3,527	1.76%
Tax-exempt securities	76,732	1,446	3.77%	72,491	1,338	3.69%
Federal funds sold (B)	28,677	22	0.15%	30,542	30	0.20%

Total interest-earning assets	3,088,193	60,985	3.98%	2,704,284	54,667	4.07%
Noninterest-earning assets:
Allowance for loan and lease losses	(29,986)			(29,986)
Other assets	278,423			260,755

TOTAL ASSETS	$3,336,630			$2,935,053

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$386,099	$102	0.05%	$363,739	$120	0.07%
Interest-bearing transaction accounts	1,437,055	1,628	0.23%	1,255,333	1,947	0.31%
Time deposits	288,826	776	0.54%	306,719	1,155	0.75%
Borrowings	219,641	1,709	1.56%	178,479	1,895	2.12%

Total interest-bearing liabilities	2,331,621	4,215	0.36%	2,104,270	5,117	0.49%

Noninterest-bearing liabilities:
Demand deposits	629,570			522,708
Other liabilities	15,044			14,141
Stockholders’ equity	360,395			293,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,336,630			$2,935,053

Net interest income/spread		56,770	3.62%		49,550	3.59%
Tax equivalent basis adjustment		506			468

NET INTEREST INCOME		$56,264			$49,082

Net interest margin (C)			3.71%			3.69%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $54.7 million in the first half of 2013 to $61.0 million in the first half of 2014, an increase of $6.3 million, or 12%. The increase in interest income was primarily a result of a $318.8 million increase in average loans and leases partially offset by a nine basis point decrease in the yield on interest earning assets. The increase in average loans and leases is due primarily to the acquisition of Somerset Hills’ loans and leases which totaled $246.5 million at the time of acquisition. The yield on average loans and leases at 4.36% in the first half of 2014 was 20 basis points lower than the first half of 2013. The yield on average taxable and tax exempt investment securities increased by 43 basis points and eight basis points, respectively, compared to the first half of 2013.

Total interest expense decreased from $5.1 million in the first half of 2013 to $4.2 million in the first half of 2014, a decrease of $902,000, or 18%. The cost of average interest-bearing liabilities decreased from 0.49% in the first half of 2013 to 0.36% in 2014. The decrease in the cost of interest-bearing liabilities was due to the same reasons discussed in the quarterly comparison. From the first half of 2013 to the first half of 2014, average savings accounts and interest-bearing transaction accounts increased by $22.4 million and $181.7 million, respectively.

Provision for Loan and Lease Losses

In the first half of 2014, a $3.1 million provision for loan and lease losses was recorded, which was $2.7 million lower than the provision for the same period last year. During the first half of 2014, the Company charged off loans and leases of $4.2 million and recovered $1.1 million in previously charged off loans and leases compared to $5.5 million and $407,000, respectively, during the same period in 2013. The lower provision resulted from lower net charge-offs during the six months ended June 30, 2014 as well as from a decline in impaired loans from $31.0 million on June 30, 2013 to $22.3 million on June 30, 2014. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $8.4 million in the first half of 2014 decreased by $2.4 million compared to the first half of 2013. As previously discussed in the quarterly analysis, the Company recorded a gain on debt extinguishment of $1.2 million in the first half of 2013. Gains on sales and calls of securities totaled $2,000 and $506,000 in the first half of 2014 and 2013, respectively. Commissions and fees at $2.1 million in the first half of 2014 decreased $261,000 compared to the same period last year due primarily to the same reason discussed in the quarterly analysis. Income on bank owned life insurance at $725,000 increased $72,000 or 11% compared to the first half of 2013 primarily resulting from the addition of policies acquired in the Somerset Hills merger. Other income totaling $400,000 in the first half of 2014 was $518,000 lower than the same period in 2013. Within other income, the Company recorded no swap income and $235,000 in gains on residential mortgages in the first half of 2014 compared to $181,000 in swap income and $483,000 in gains on sales of mortgages in the first half of 2013.

Noninterest Expense

Noninterest expense totaling $39.3 million increased $1.7 million in the first half of 2014 from the first half of 2013. There were no long term debt prepayment fees or merger related expenses in the first half of 2014 compared to $526,000 and $2.1 million, respectively, in the first half of 2013. Excluding these nonrecurring expenses, noninterest expense increased $4.3 million. Salary and employee benefits at $22.0 million increased by $1.9 million, or 10%, primarily due to increased staffing resulting from the Somerset Hills merger. Net occupancy expense at $4.7 million in the first half of 2014 increased $797,000 from the same period last year, due to the same reasons discussed in the quarterly comparison and increased snow removal expenses during the first quarter of 2014. Furniture and equipment expense at $3.4 million increased $443,000 due to the same reasons discussed in the quarterly analysis. Stationary, supplies and postage decreased $50,000 compared to the first half of 2013 due primarily to the same reason discussed in the quarterly analysis. Marketing expense at $862,000 in the first half of 2014 increased $139,000 compared to the first half of 2013 due primarily to the timing of marketing campaigns. Legal expense at $492,000 in the first half of 2014 decreased $36,000, while other real estate owned and other repossessed assets at $115,000 increased $98,000 compared to the same period last year due to the same reasons discussed in the quarterly comparison. Core deposit intangible amortization at $242,000 in the first half of 2014 increased $201,000 compared to the same period last year due to the same reasons discussed in the quarterly comparison. Other expenses at $5.8 million increased $799,000 compared to the first half of 2013, due primarily to an increase in professional fees, an increase in data processing expenses reflecting technological improvements, and an increase in donation expense. The Company’s efficiency ratio, a non-GAAP financial measure, was 59.80% in the first half of 2014, compared to 59.77% for the same period last year.

The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$39,272	$37,620
Less:
Amortization of core deposit intangibles	(242)	(41)
Other real estate owned and other repossessed asset expense	(115)	(17)
Long term debt prepayment fee	—	(526)
Merger related expenses	—	(2,083)
Provision for unfunded lending commitments	82	129

Noninterest expense, as adjusted	$38,997	$35,082

Net interest income	$56,264	$49,082
Noninterest income	8,444	10,844

Total revenue	64,708	59,926
Plus: Tax-equivalent adjustment on municipal securities	506	468
Less:
Gains on debt extinguishment	—	(1,197)
Gains on sales of investment securities	(2)	(506)

Total revenue, as adjusted	$65,212	$58,691

Efficiency ratio	59.80%	59.77%

Income Tax Expense

The effective tax rate decreased from 33.4% in the first half of 2013 to 33.1% in the first half of 2014 primarily as a result of an increase in tax advantaged items as a percent of pre-tax income. Tax advantaged income items include interest income on tax-exempt securities and income on bank owned life insurance. Also contributing to the decrease in the effective tax rate was the impact of non-deductible merger related expenses in the first half of 2013.

In first quarter 2014, the State of New York lowered its corporate franchise tax rate from 7.1% to 6.5% as well as changed some of its tax law governing nexus into the state. The Company has evaluated its deferred tax assets and liabilities in relation to these changes in tax law and has determined that there is no material change to its deferred tax assets and liabilities.

Financial Condition

The Company’s total assets increased $161.8 million from $3.32 billion at December 31, 2013, to $3.48 billion at June 30, 2014. Total loans were $2.61 billion, an increase of $139.9 million from $2.47 billion at December 31, 2013. Total deposits were $2.73 billion, an increase of $17.6 million from December 31, 2013.

Loans and Leases

Gross loans and leases at $2.61 billion increased by $139.9 million from December 31, 2013 primarily in the commercial loans secured by real estate category. Commercial loans secured by real estate and commercial, industrial and other increased $96.6 million (7%) and $23.3 million (11%), respectively, from December 31, 2013 to June 30, 2014. Real estate construction loans at $64.6 million increased $11.5 million or 22%. Leases also increased $8.9 million or 21%. For more information on the loan portfolio, see Note 8 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets increased from $17.5 million, or 0.53% of total assets, on December 31, 2013 to $20.2 million, or 0.58% of total assets, on June 30, 2014. Non-performing assets increased primarily in commercial loans secured by real estate, which increased by $1.3 million. Commercial, industrial and other and residential mortgage loans also increased by $612,000 and $589,000, respectively. Commercial loan non-accruals at June 30, 2014 included two loan relationships with a balance of $1.0 million or over, totaling $2.4 million, and five loan relationships between $500,000 and $1.0 million, totaling $3.5 million.

There were $286,000 in loans and leases past due ninety days or more and still accruing at June 30, 2014 compared to $2.0 million at December 31, 2013. These loans consisted of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On June 30, 2014, the Company had $6.8 million in loans that were troubled debt restructurings and still accruing interest income compared to $10.3 million on December 31, 2013. Two troubled debt restructurings totaling $4.0 million were fully paid off in the first half of 2014. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On June 30, 2014, the Company had $22.3 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $24.6 million at year-end 2013. For more information on impaired loans and leases see Note 8 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for collateral dependent loans and leases. Based on such evaluation, $783,000 has been allocated as a portion of the allowance for loan and lease losses for impairment at June 30, 2014. At June 30, 2014, the Company also had $46.7 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $62.5 million at December 31, 2013.

There were no loans and leases at June 30, 2014, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

	Six Months	Six Months	Year
	Ended	Ended	Ended
	June 30	June 30	December 31,
(dollars in thousands)	2014	2013	2013
Balance of the allowance at the beginning of the year	$29,821	$28,931	$28,931

Loans and leases charged off:
Commercial, secured by real estate	1,791	814	2,026
Commercial, industrial and other	612	659	1,324
Leases	165	172	206
Real estate—mortgage	509	751	1,257
Real estate-construction	25	2,402	3,854
Home equity and consumer	1,084	691	1,624

Total loans charged off	4,186	5,489	10,291

Recoveries:
Commercial, secured by real estate	354	80	1,061
Commercial, industrial and other	679	62	260
Leases	—	107	121
Real estate—mortgage	9	63	99
Real estate-construction	1	7	14
Home equity and consumer	106	88	283

Total Recoveries	1,149	407	1,838

Net charge-offs:	3,037	5,082	8,453
Provision for loan and lease losses	3,082	5,777	9,343

Ending balance	$29,866	$29,626	$29,821

Ratio of annualized net charge-offs to average loans and leases outstanding	0.24%	0.46%	0.36%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.14%	1.21%	1.21%

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

Although the overall balance of the allowance for loan losses at $29.9 million at June 30, 2014 was equivalent to the balance at December 31, 2013, the distribution of the allowance changed between segments of the loan portfolio. Loan reserves are based on a combination of historical charge-off experience (analyzing gross charge-offs over a twelve quarter period for commercial loans, and an eight quarter period for all other portfolios) and qualitative factors based on general economic conditions and specific bank portfolio characteristics. Based on the trends of these charge-offs, the allowances for commercial real estate loans and commercial, industrial and other loans have declined as a result of a significant reduction in charge-offs over the three year period. On the other hand, home equity, consumer and residential loan charge-offs have not experienced the same level of decline. The home equity and consumer loan portfolio has had increasing charge-offs both in the three month and six month periods ending June 30, 2014 compared to the same period last year. Residential non-performings have increased since December 31, 2013. Because of the negative trends in the charge-offs and non-performings in the home equity, consumer and residential mortgage portfolio, management believed that a higher allowance was required for these portfolios.

Non-performing loans and leases increased from $16.9 million on December 31, 2013 to $19.4 million on June 30, 2014. The allowance for loan and lease losses as a percent of total loans was 1.14% of total loans on June 30, 2014, compared to 1.21% as of December 31, 2013. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2014.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities decreased from $532.9 million on December 31, 2013 to $521.1 million on June 30, 2014, a decrease of $11.7 million, or 2%. Runoff on the investment portfolio was used to help fund loan growth.

Deposits

Total deposits increased from $2.71 billion on December 31, 2013 to $2.73 billion on June 30, 2014, an increase of $17.6 million, or 1% primarily resulting from a $48.5 million or 8% increase in noninterest bearing deposits. The increase in noninterest bearing deposits was partially offset by decreases in savings and interest-bearing transaction accounts and time deposits, which decreased $15.1 million and $15.8 million, respectively. The decrease in savings and interest bearing deposits was due primarily to a decrease in public funds.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $20.6 million for the first six months of 2014 compared to $27.5 million for the same period in 2013.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first six months of 2014, Lakeland’s deposits increased $17.6 million.

•	Sales of securities and overnight funds. At June 30, 2014, the Company had $415.6 million in securities designated “available for sale.” Of these securities, $310.2 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•	Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on June 30, 2014. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $117.0 million at June 30, 2014. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2014.

•	Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2014 follows.

Cash and cash equivalents totaling $139.0 million on June 30, 2014, increased $36.2 million from December 31, 2013. Operating activities provided $20.7 million in net cash. Investing activities used $126.7 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $142.4 million in net cash primarily reflecting the increase in deposits, federal funds purchased and other borrowings of $17.7 million, $67.0 million and $55.0 million, respectively. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2014. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After one but	After three
		Within	within three	but within	After
(dollars in thousands)	Total	one year	years	five years	five years
Minimum annual rentals on noncancellable operating leases	$19,363	$2,572	$4,213	$2,826	$9,752
Benefit plan commitments	5,450	209	420	647	4,174
Remaining contractual maturities of time deposits	280,306	203,040	60,890	16,252	124
Subordinated debentures	41,238	—	—	—	41,238
Loan commitments	590,691	470,117	74,139	2,906	43,529
Other borrowings	174,000	20,000	60,000	84,000	10,000
Interest on other borrowings*	32,402	4,127	7,579	4,379	16,317
Standby letters of credit	10,441	9,986	375	—	80

Total	$1,153,891	$710,051	$207,616	$111,010	$125,214

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 1.94%.

Capital Resources

Total stockholders’ equity increased from $351.4 million on December 31, 2013 to $367.8 million on June 30, 2014, an increase of $16.4 million, or 5%. Book value per common share increased to $9.70 on June 30, 2014 from $9.28 on December 31, 2013. The increase in stockholders’ equity from December 31, 2013 to June 30, 2014 was primarily due to $14.9 million in net income and $5.8 million in other comprehensive income on the Company’s available for sale securities portfolio, partially offset by the payment of dividends on common stock of $5.1 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2014, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at June 30, 2014 are as follows:

	Tier 1 Capital	Tier 1 Capital	Total Capital
	to Total Average	to Risk-Weighted	to Risk-Weighted
	Assets Ratio	Assets Ratio	Assets Ratio
	June 30,	June 30,	June 30,
	2014	2014	2014
Capital Ratios:
The Company	9.06%	11.54%	12.75%
Lakeland Bank	8.47%	10.79%	12.00%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule through January 1, 2019. The Company believes that as of June 30, 2014, Lakeland Bancorp and Lakeland Bank would meet all the requirements under the new rules on a fully phase-in basis, if such requirements were fully in effect.

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

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2014	2013
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$367,833	$351,424
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	2,182	2,424

Total tangible common stockholders’ equity at end of period - Non-GAAP	$255,677	$239,026

Shares outstanding at end of period (1)	37,914	37,874

Book value per share - GAAP (1)	$9.70	$9.28

Tangible book value per share - Non-GAAP (1)	$6.74	$6.31

(1)	Adjusted for 5% stock dividend distributed June 17, 2014 to shareholders of record on June 3, 2014

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$255,677	$239,026

Total assets at end of period	$3,479,548	$3,317,791
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	2,182	2,424

Total tangible assets at end of period - Non-GAAP	$3,367,392	$3,205,393

Common equity to assets - GAAP	10.57%	10.59%

Tangible common equity to tangible assets - Non-GAAP	7.59%	7.46%

	For the three months ended,		For the six months ended,
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2014	2013	2014	2013
Calculation of return on average tangible common equity
Net income - GAAP	$7,781	$5,903	$14,944	$11,011

Total average common stockholders’ equity	$363,802	$304,950	$360,395	$293,934
Less:
Average goodwill	109,974	94,783	109,974	90,968
Average other identifiable intangible assets, net	2,256	894	2,317	449

Total average tangible common stockholders’ equity - Non-GAAP	$251,572	$209,273	$248,104	$202,517

Return on average common stockholders’ equity - GAAP	8.58%	7.76%	8.36%	7.55%

Return on average tangible common stockholders’ equity - Non-GAAP	12.41%	11.31%	12.15%	10.96%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $112.4 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
June 30, 2014	-3.5%	-1.9%
December 31, 2013	-3.9%	-2.0%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%
June 30, 2014	-6.3%	-4.0%	-1.7%	-4.4%	-6.3%	-7.2%
December 31, 2013	-8.2%	-5.1%	-2.1%	-4.8%	-7.1%	-8.2%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2014 (the base case) was $488.4 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 300 basis points and minus 300 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-35.0%	-25.0%	-15.0%	-15.0%	-25.0%	-35.0%
June 30, 2014	-14.9%	-9.6%	-4.4%	0.6%	-3.4%	-8.2%
December 31, 2013	-17.8%	-11.3%	-5.0%	1.6%	-1.5%	-6.0%

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds Not Applicable

Item 3.	Defaults Upon Senior Securities Not Applicable

Item 4.	Mine Safety Disclosures Not Applicable

Item 5.	Other Information Not Applicable

Item 6.	Exhibits

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 11, 2014