Form 10-Q
period 2014-09-30
LAKELAND BANCORP INC
filed 2014-11-10
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 37,910,617 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31,
	(unaudited)	2013
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$122,989	$94,205
Interest-bearing deposits due from banks	4,177	8,516

Total cash and cash equivalents	127,166	102,721
Investment securities available for sale, at fair value	444,292	431,106
Investment securities held to maturity; fair value of $105,127 at September 30, 2014 and $100,394 at December 31, 2013	104,909	101,744
Federal Home Loan Bank and other membership bank stock, at cost	8,831	7,938
Loans held for sale	1,519	1,206
Loans, net of deferred costs (fees)	2,611,765	2,469,016
Less: allowance for loan and lease losses	30,047	29,821

Net loans	2,581,718	2,439,195
Premises and equipment, net	36,049	37,148
Accrued interest receivable	8,512	8,603
Goodwill	109,974	109,974
Other identifiable intangible assets	2,071	2,424
Bank owned life insurance	57,058	55,968
Other assets	16,806	19,764

TOTAL ASSETS	$3,498,905	$3,317,791

LIABILITIES
Deposits:
Noninterest bearing	$674,933	$600,652
Savings and interest-bearing transaction accounts	1,820,657	1,812,467
Time deposits under $100 thousand	168,391	180,859
Time deposits $100 thousand and over	112,950	115,227

Total deposits	2,776,931	2,709,205
Federal funds purchased and securities sold under agreements to repurchase	112,796	81,991
Other borrowings	179,700	119,000
Subordinated debentures	41,238	41,238
Other liabilities	15,701	14,933

TOTAL LIABILITIES	3,126,366	2,966,367

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 37,910,372 shares at September 30, 2014 and 37,873,800 shares at December 31, 2013	383,819	364,637
Accumulated deficit	(11,267)	(8,538)
Accumulated other comprehensive loss	(13)	(4,675)

TOTAL STOCKHOLDERS’ EQUITY	372,539	351,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,498,905	$3,317,791

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$27,949	$27,350	$82,405	$77,122
Federal funds sold and interest-bearing deposits with banks	24	27	46	57
Taxable investment securities and other	2,387	2,017	7,448	5,544
Tax-exempt investment securities	436	461	1,376	1,331

TOTAL INTEREST INCOME	30,796	29,855	91,275	84,054

INTEREST EXPENSE
Deposits	1,256	1,518	3,762	4,740
Federal funds purchased and securities sold under agreements to repurchase	19	14	69	36
Other borrowings	1,069	836	2,728	2,709

TOTAL INTEREST EXPENSE	2,344	2,368	6,559	7,485

NET INTEREST INCOME	28,452	27,487	84,716	76,569
Provision for loan and lease losses	1,194	1,879	4,276	7,656

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	27,258	25,608	80,440	68,913
NONINTEREST INCOME
Service charges on deposit accounts	2,689	2,838	7,911	8,052
Commissions and fees	1,371	1,139	3,466	3,495
Gains on sales and calls of investment securities	—	—	2	506
Gain on debt extinguishment	—	—	—	1,197
Income on bank owned life insurance	365	383	1,090	1,036
Other income	384	285	784	1,203

TOTAL NONINTEREST INCOME	4,809	4,645	13,253	15,489

NONINTEREST EXPENSE
Salaries and employee benefits	11,327	11,019	33,340	31,105
Net occupancy expense	2,017	2,060	6,675	5,921
Furniture and equipment	1,605	1,582	4,958	4,492
Stationery, supplies and postage	368	348	1,056	1,086
Marketing expense	629	715	1,491	1,438
FDIC insurance expense	489	436	1,501	1,505
Legal expense	144	406	636	934
Expenses on other real estate owned and other repossessed assets	50	(2)	165	15
Long term debt prepayment fee	—	—	—	526
Merger related expenses	—	744	—	2,827
Core deposit intangible amortization	111	123	353	164
Other expenses	2,945	2,976	8,782	8,014

TOTAL NONINTEREST EXPENSE	19,685	20,407	58,957	58,027

Income before provision for income taxes	12,382	9,846	34,736	26,375
Income tax expense	4,136	3,229	11,546	8,747

NET INCOME	$8,246	$6,617	$23,190	$17,628

PER SHARE OF COMMON STOCK
Basic earnings	$0.22	$0.18	$0.61	$0.52

Diluted earnings	$0.22	$0.18	$0.61	$0.52

Dividends	$0.075	$0.067	$0.218	$0.200

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)-UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
NET INCOME	$8,246	$6,617	$23,190	$17,628

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) during period	(1,136)	1,118	4,649	(5,454)
Reclassification for gains included in net income	—	—	(2)	(329)
Change in pension liability, net	5	5	15	15

Other Comprehensive Income (Loss)	(1,131)	1,123	4,662	(5,768)

TOTAL COMPREHENSIVE INCOME	$7,115	$7,740	$27,852	$11,860

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

Nine Months Ended September 30, 2014

	Common Stock	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(dollars in thousands)
BALANCE January 1, 2014	$364,637	($8,538)	($4,675)	$351,424
Net Income	—	23,190	—	23,190
Other comprehensive income, net of tax	—	—	4,662	4,662
Stock based compensation	1,121	—	—	1,121
Stock dividend	17,630	(17,630)	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	379	(305)	—	74
Exercise of stock options, net of excess tax benefits	52	—	—	52
Cash dividends, common stock	—	(7,984)	—	(7,984)

BALANCE September 30, 2014 (UNAUDITED)	$383,819	($11,267)	($13)	$372,539

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,190	$17,628
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,553	3,695
Depreciation and amortization	2,634	2,606
Amortization of intangible assets	353	164
Provision for loan and lease losses	4,276	7,656
Loans originated for sale	(15,504)	(27,125)
Proceeds from sales of loans	15,569	29,368
Gains on securities	(2)	(506)
Gain on early debt extinguishment	—	(1,197)
Gains on sales of loans held for sale	(378)	(612)
Gains on other real estate and other repossessed assets	(143)	(277)
(Gains) losses on sales of premises and equipment	(50)	(68)
Stock-based compensation	1,121	669
Deferred tax provision	—	—
(Increase) decrease in other assets	(188)	7,837
Increase in other liabilities	790	468

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,221	40,306

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisition	—	74,316
Proceeds from repayments on and maturity of securities:
Available for sale	41,704	55,913
Held to maturity	18,064	20,397
Proceeds from sales of securities
Available for sale	15,646	53,670
Held to maturity	1,374	—
Purchase of securities:
Available for sale	(65,174)	(144,004)
Held to maturity	(22,901)	(11,768)
Net increase in Federal Home Loan Bank Stock	(893)	(90)
Net increase in loans and leases	(148,397)	(47,537)
Proceeds from sales of other real estate and repossessed assets	1,098	1,751
Capital expenditures	(1,904)	(1,986)
Proceeds from sales of bank premises and equipment	102	462

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(161,281)	1,124

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	67,858	25,739
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	30,805	(6,764)
Proceeds from other borrowings	135,700	—
Repayments of other borrowings	(75,000)	(10,000)
Early extinguishment of subordinated debentures	—	(7,803)
Excess tax benefits	70	27
Exercise of stock options	86	709
Retirement of restricted stock	(104)	—
Issuance of stock to dividend reinvestment and stock purchase plan	74	145
Dividends paid	(7,984)	(5,774)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	151,505	(3,721)

Net increase in cash and cash equivalents	24,445	37,709
Cash and cash equivalents, beginning of period	102,721	107,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,166	$145,254

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

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the quarter and nine months ended September 30, 2014 do not necessarily indicate the results that the Company will achieve for all of 2014. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 3. Share-Based Compensation

The Company grants stock options, restricted stock and restricted stock units (RSUs) under the 2009 Equity Compensation Program. Share-based compensation expense of $1,121,000 and $669,000 was recognized for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was unrecognized compensation cost of $851,000 related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.2 years. Unrecognized compensation expense related to unvested stock options was approximately $93,000 as of September 30, 2014 and is expected to be recognized over a period of 2.7 years. Unrecognized compensation expense related to RSUs was approximately $810,000 as of September 30, 2014, and that cost is expected to be recognized over a period of 2.3 years.

In the first nine months of 2014, the Company granted 1,942 shares of restricted stock at an average grant date fair value of $11.21 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $4,000 per year for the next five years. In the first nine months of 2013, the Company granted 109,391shares of restricted stock at a grant date fair value of $9.41 per share under the 2009 program. Compensation expense on these shares is expected to average approximately $206,000 per year over a five year period.

In the first nine months of 2014, the Company granted 127,797 RSUs at a weighted average grant date fair value of $10.65 per share under the Company’s 2009 equity compensation program. These units cliff vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these restricted stock units is expected to average approximately $453,000 per year over a three year period.

There were no grants of stock options in the first nine months of 2014.

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

Risk-free interest rates	1.55%
Expected dividend yield	2.82%
Expected volatility	45.45%
Expected lives (years)	7.00
Weighted average fair value of options granted	$3.31

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term ( in years)	Aggregate intrinsic value
Outstanding, January 1, 2014	514,626	$10.67		$754,938
Issued	—	—
Exercised	(11,420)	7.51
Forfeited	(2,486)	12.57
Expired	(68,015)	11.95

Outstanding, September 30, 2014	432,705	$10.54	3.24	$296,664

Options exercisable at September 30, 2014	401,205	$10.62	2.82	$286,221

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first nine months of 2014 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $42,000 and $391,000, respectively. Exercise of stock options during the first nine months of 2014 and 2013 resulted in cash receipts of $86,000 and $709,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the nine months ended September 30, 2014 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2014	262,270	$9.12
Granted	1,942	11.21
Vested	(99,528)	9.01
Forfeited	(2,998)	9.72

Outstanding, September 30, 2014	161,686	$9.21

Information regarding the Company’s RSUs (all unvested) and changes during the nine months ended September 30, 2014 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2014	—	$—
Granted	127,797	10.65
Vested	(27,248)	10.66
Forfeited	(121)	10.66

Outstanding, September 30, 2014	100,428	$10.64

Note 4. Comprehensive Income

The components of other comprehensive income are as follows:

	September 30, 2014			September 30, 2013
	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
For the quarter ended:
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	($1,787)	$651	($1,136)	$1,765	($647)	$1,118
Reclassification adjustment for net gains arising during the period	—	—	—	—	—	—

Net unrealized gains (losses)	($1,787)	$651	($1,136)	$1,765	($647)	$1,118
Change in minimum pension liability	7	(2)	5	8	(3)	5

Other comprehensive income (loss), net	($1,780)	$649	($1,131)	$1,773	($650)	$1,123

	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
For the nine months ended:
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	$7,253	($2,604)	$4,649	($8,635)	$3,181	($5,454)
Reclassification adjustment for net gains arising during the period	(3)	1	(2)	(506)	177	(329)

Net unrealized gains (losses)	$7,250	($2,603)	$4,647	($9,141)	$3,358	($5,783)
Change in minimum pension liability	23	(8)	15	23	(8)	15

Other comprehensive income (loss), net	$7,273	($2,611)	$4,662	($9,118)	$3,350	($5,768)

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
	Unrealized Gains and Losses on Available- for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available- for-sale Securities	Pension Items	Total
Beginning Balance	$1,136	($18)	$1,118	($2,348)	($607)	($2,955)

	(in thousands)
Other comprehensive income (loss) before classifications	(1,136)	5	(1,131)	1,118	5	1,123
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—

Net current period other comprehensive income (loss)	(1,136)	5	(1,131)	1,118	5	1,123

Ending balance	$0	($13)	($13)	($1,230)	($602)	($1,832)

(a)	All amounts are net of tax.

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
	Unrealized Gains and Losses on Available- for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available- for-sale Securities	Pension Items	Total
Beginning Balance	($4,647)	($28)	($4,675)	$4,553	($617)	$3,936

	(in thousands)
Other comprehensive income (loss) before classifications	4,649	15	4,664	(5,454)	15	(5,439)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	(329)	—	(329)

Net current period other comprehensive income (loss)	4,647	15	4,662	(5,783)	15	(5,768)

Ending balance	$0	($13)	($13)	($1,230)	($602)	($1,832)

(a)	All amounts are net of tax.

Note 5. Statement of Cash Flow Information, Supplemental Information

	For the Nine Months Ended September 30,
	2014	2013
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$10,824	$8,497
Cash paid during the period for interest	6,492	7,750
Transfer of loans and leases into other repossessed assets and other real estate owned	1,417	3,098
Acquisition of Somerset Hills Bancorp:
Non-cash assets acquired:
Investment securities available for sale	—	1,777
Investment securities held for maturity	—	8,686
Loans, including loans held for sale	—	246,459
Goodwill and other intangible assets, net	—	25,574
Other assets	—	15,653
Total non-cash assets acquired	—	298,149
Liabilities assumed:
Deposits	—	311,801
Other liabilities	—	1,745
Total liabilities assumed	—	313,546
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	—	58,919

Note 6. Earnings Per Share

The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net income available to common shareholders	$8,246	$6,617	$23,190	$17,628
Less: earnings allocated to participating securities	65	48	162	125

Net income allocated to common shareholders	$8,181	$6,569	$23,028	$17,503

Weighted average number of common shares outstanding - basic (1)	37,764	37,288	37,741	33,834
Share-based plans (1)	113	235	109	138

Weighted average number of common shares - diluted (1)	37,877	37,523	37,850	33,972

Basic earnings per share	$0.22	$0.18	$0.61	$0.52

Diluted earnings per share	$0.22	$0.18	$0.61	$0.52

(1)	Adjusted for 5% stock dividend distributed June 17, 2014 to shareholders of record on June 3, 2014

Options to purchase 288,850 shares of common stock at a weighted average price of $11.88 per share were outstanding and were not included in the computations of diluted earnings per share for the three months and for the nine months ended September 30, 2014 because the exercise price was greater than the average market price.

Options to purchase 484,434 shares of common stock at a weighted average price of $11.82 were outstanding and were not included in the computations of diluted earnings per share for the three months ended September 30, 2013 because the exercise price was greater than the average market price. Options to purchase 514,822 shares of common stock at a weighted average price of $11.70 were outstanding and were not included in the computations of diluted earnings per share for the nine months ended September 30, 2013 because the exercise price was greater than the average market price.

Note 7. Investment Securities

AVAILABLE FOR SALE	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
U.S. treasury and
U.S. government agencies	$84,439	$103	$(1,363)	$83,179	$72,828	$—	$(2,663)	$70,165
Mortgage-backed securities, residential	309,188	2,505	(3,139)	308,554	310,088	1,752	(7,338)	304,502
Mortgage-backed securities, multifamily	4,972	—	(91)	4,881	—	—	—	—
Obligations of states and political subdivisions	29,117	966	(140)	29,943	36,482	914	(523)	36,873
Other debt securities	492	14	—	506	3,541	37	(158)	3,420
Equity securities	16,100	1,367	(238)	17,229	15,433	1,097	(384)	16,146

	$444,308	$4,955	$(4,971)	$444,292	$438,372	$3,800	$(11,066)	$431,106

HELD TO MATURITY	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
U.S. government agencies	$14,652	$108	$(179)	$14,581	$19,732	$3	$(576)	$19,159
Mortgage-backed securities, residential	42,352	550	(804)	42,098	34,596	524	(1,025)	34,095
Mortgage-backed securities, multifamily	2,283	—	(100)	2,183	2,355	—	(166)	2,189
Obligations of states and political subdivisions	44,089	659	(158)	44,590	43,521	495	(770)	43,246
Other debt securities	1,533	142	—	1,675	1,540	165	—	1,705

	$104,909	$1,459	$(1,241)	$105,127	$101,744	$1,187	$(2,537)	$100,394

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	September 30, 2014
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,103	$1,114	$9,939	$9,996
Due after one year through five years	67,615	67,352	14,472	14,830
Due after five years through ten years	44,508	44,353	29,192	29,361
Due after ten years	822	809	6,671	6,659

	114,048	113,628	60,274	60,846
Mortgage-backed securities	314,160	313,435	44,635	44,281
Equity securities	16,100	17,229	—	—

Total securities	$444,308	$444,292	$104,909	$105,127

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Sale proceeds	$17,020	$53,670
Gross gains	346	509
Gross losses	(344)	(3)

The above sales in 2014 include sales of $1.4 million in held to maturity mortgage-backed securities of which the Company had already collected over 90% of the principal outstanding. The Company realized $73,000 in gains on sales of these securities. There were no sales of securities in the third quarter of 2014 or 2013.

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $365.7 million and $324.5 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

September 30, 2014	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. treasury and U.S. government agencies	$14,773	$63	$50,722	$1,300	15	$65,495	$1,363
Mortgage-backed securities, residential	84,495	519	76,292	2,620	43	160,787	3,139
Mortgage-backed securities, multifamily	4,881	91	—	—	1	4,881	91
Obligations of states and political subdivisions	1,064	3	5,546	137	12	6,610	140
Equity securities	5,862	13	4,763	225	4	10,625	238

	$111,075	$689	$137,323	$4,282	75	$248,398	$4,971

HELD TO MATURITY
U.S. government agencies	$—	$—	$5,675	$179	1	$5,675	$179
Mortgage-backed securities, residential	12,177	150	17,970	654	10	30,147	804
Mortgage-backed securities, multifamily	—	—	2,183	100	2	2,183	100
Obligations of states and political subdivisions	1,031	3	6,007	155	16	7,038	158

	$13,208	$153	$31,835	$1,088	29	$45,043	$1,241

December 31, 2013	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
	(dollars in thousands)
U.S. government agencies	$70,165	$2,663	$—	$—	16	$70,165	$2,663
Mortgage-backed securities, residential	177,262	6,730	10,724	608	51	187,986	7,338
Obligations of states and political subdivisions	8,500	328	2,087	195	21	10,587	523
Other debt securities	—	—	805	158	1	805	158
Equity securities	—	—	10,215	384	3	10,215	384

	$255,927	$9,721	$23,831	$1,345	92	$279,758	$11,066

HELD TO MATURITY
U.S. government agencies	$14,153	$576	$—	$—	5	$14,153	$576
Mortgage-backed securities, residential	22,939	889	1,097	136	11	24,036	1,025
Mortgage-backed securities, multifamily	895	99	1,294	67	2	2,189	166
Obligations of states and political subdivisions	17,826	607	1,456	163	51	19,282	770

	$55,813	$2,171	$3,847	$366	69	$59,660	$2,537

Management has evaluated the securities in the above table and has concluded that none of the securities are other-than-temporarily impaired. The primary cause of the fair values being below cost is due to interest rate movements and is deemed temporary. All investment securities are evaluated on a periodic basis to identify any factors that would require a further analysis. In evaluating the Company’s securities, management considers the following items:

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

If the above factors indicate that an additional analysis is required, management will perform and consider the results of a discounted cash flow analysis.

As of September 30, 2014, the equity securities include investments in other financial institutions for market appreciation purposes. Those equities had a purchase price of $2.6 million and a market value of $4.0 million as of September 30, 2014.

As of September 30, 2014, equity securities also included $13.3 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2014, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.4 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of September 30, 2014, the amortized cost of these securities was $10.6 million and the fair value was $10.4 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 8. Loans, Leases and Other Real Estate.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Commercial, secured by real estate	$1,489,219	$1,389,861
Commercial, industrial and other	231,961	213,808
Leases	52,285	41,332
Real estate-residential mortgage	431,477	432,831
Real estate-construction	67,949	53,119
Home equity and consumer	340,513	339,338

Total loans	2,613,404	2,470,289

Less: deferred fees	(1,639)	(1,273)

Loans, net of deferred fees	$2,611,765	$2,469,016

At September 30, 2014 and December 31, 2013, home equity and consumer loans included overdraft deposit balances of $652,000 and $590,000, respectively. At September 30, 2014 and December 31, 2013, the Company had $348.6 million and $263.1 million in residential loans pledged for potential borrowings at the Federal Home Loan Bank of New York (FHLB).

Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. In conjunction with the Somerset Hills acquisition, three loans totaling $1.6 million were deemed to be PCI loans at May 31, 2013 (the “acquisition date”). PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). For more information, see Note 2 – Acquisitions.

Subsequent to the acquisition date, one PCI loan for $149,000 was paid in full in the first quarter of 2014. There was credit deterioration in the remaining two loans. One loan totaling $250,000 was charged off in the third quarter of 2014. The remaining loan at a balance $1.3 million is being evaluated for impairment with the remainder of the Company’s impaired loans.

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

(in thousands)	September 30, 2014	December 31, 2013
Commercial, secured by real estate	$8,361	$7,697
Commercial, industrial and other	599	88
Leases	141	—
Real estate—residential mortgage	7,221	6,141
Real estate—construction	188	831
Home equity and consumer	2,114	2,175

Total non-accrual loans and leases	$18,624	$16,932
Other real estate and other repossessed assets	982	520

TOTAL NON-PERFORMING ASSETS	$19,606	$17,452

Troubled debt restructurings, still accruing	$7,957	$10,289

Non-accrual loans included $1.3 million and $2.3 million of troubled debt restructurings as of September 30, 2014 and December 31, 2013, respectively.

An age analysis of past due loans, segregated by class of loans as of September 30, 2014 and December 31, 2013, is as follows:

							Recorded
			Greater			Total	Investment greater
	30-59 Days	60-89 Days	Than	Total		Loans	than 89 Days and
September 30, 2014	Past Due	Past Due	89 Days	Past Due	Current	and Leases	still accruing
	(in thousands)
Commercial, secured by real estate	$2,759	$3,698	$7,227	$13,684	$1,475,535	$1,489,219	$—
Commercial, industrial and other	808	601	523	1,932	230,029	231,961	—
Leases	133	92	141	366	51,919	52,285	—
Real estate—residential mortgage	3,184	2,192	6,787	12,163	419,314	431,477	27
Real estate—construction	—	—	189	189	67,760	67,949	—
Home equity and consumer	3,191	216	2,375	5,782	334,731	340,513	402

	$10,075	$6,799	$17,242	$34,116	$2,579,288	$2,613,404	$429

December 31, 2013
Commercial, secured by real estate	$7,355	$5,438	$6,059	$18,852	$1,371,009	$1,389,861	$697
Commercial, industrial and other	482	159	20	661	213,147	213,808	—
Leases	77	179	—	256	41,076	41,332	—
Real estate—residential mortgage	5,792	1,306	5,365	12,463	420,368	432,831	414
Real estate—construction	—	—	831	831	52,288	53,119	—
Home equity and consumer	1,776	533	2,884	5,193	334,145	339,338	886

	$15,482	$7,615	$15,159	$38,256	$2,432,033	$2,470,289	$1,997

Impaired Loans

The Company defines impaired loans as all non-accrual commercial real estate, commercial, industrial and other, and commercial real estate construction loans with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings. Impaired loans as of September 30, 2014, September 30, 2013 and December 31, 2013 are as follows:

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
September 30, 2014	Impaired loans	Balance	Allowance	Recognized	Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$15,393	$16,047	$—	$318	$15,899
Commercial, industrial and other	416	920	—	43	1,446
Real estate-residential mortgage	252	252	—	—	275
Real estate-construction	189	189	—	—	411
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	3,301	3,771	219	119	3,875
Commercial, industrial and other	149	149	12	5	170
Real estate-residential mortgage	1,211	1,013	171	6	170
Real estate-construction	—	—	—	—	—
Home equity and consumer	1,326	1,326	686	36	1,044
Total:
Commercial, secured by real estate	$18,694	$19,818	$219	$437	$19,774
Commercial, industrial and other	565	1,069	12	48	1,616
Real estate—residential mortgage	1,463	1,265	171	6	445
Real estate-construction	189	189	—	—	411
Home equity and consumer	1,326	1,326	686	36	1,044

	$22,237	$23,667	$1,088	$527	$23,290

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
September 30, 2013	Impaired loans	Balance	Allowance	Recognized	Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$7,098	$7,352	$—	$137	$7,663
Commercial, industrial and other	4,037	4,002	—	142	4,428
Real estate-residential mortgage	—	—	—	—	—
Real estate-construction	—	—	—	—	1,328
Home equity and consumer	18	18	—	1	18
Loans with specific allowance:
Commercial, secured by real estate	11,769	12,890	1,044	298	11,024
Commercial, industrial and other	388	498	78	6	659
Real estate-residential mortgage	479	479	72	—	497
Real estate-construction	921	3,015	41	—	1,307
Home equity and consumer	1,351	1,351	203	33	1,292
Total:
Commercial, secured by real estate	$18,867	$20,242	$1,044	$435	$18,687
Commercial, industrial and other	4,425	4,500	78	148	5,087
Real estate—residential mortgage	479	479	72	—	497
Real estate-construction	921	3,015	41	—	2,635
Home equity and consumer	1,369	1,369	203	34	1,310

	$26,061	$29,605	$1,438	$617	$28,216

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
December 31, 2013	Impaired loans	Balance	Allowance	Recognized	Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$8,223	$9,656	$—	$198	$8,853
Commercial, industrial and other	4,020	4,118	—	189	4,333
Real estate-residential mortgage	617	672	—	—	622
Real estate-construction	501	2,411	—	—	2,111
Home equity and consumer	17	17	—	1	17
Loans with specific allowance:
Commercial, secured by real estate	10,152	10,217	739	442	9,727
Commercial, industrial and other	155	155	31	5	396
Real estate-residential mortgage	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Home equity and consumer	934	936	140	42	907
Total:
Commercial, secured by real estate	$18,375	$19,873	$739	$640	$18,580
Commercial, industrial and other	4,175	4,273	31	194	4,729
Real estate—residential mortgage	617	672	—	—	622
Real estate-construction	501	2,411	—	—	2,111
Home equity and consumer	951	953	140	43	924

	$24,619	$28,182	$910	$877	$26,966

Interest that would have been accrued on impaired loans during the first nine months of 2014 and 2013 had the loans been performing under original terms would have been $1.3 million and $1.7 million, respectively. Interest that would have accrued for the year ended December 31, 2013 was $2.2 million.

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

The following table shows the Company’s commercial loan portfolio as of September 30, 2014 and December 31, 2013, by the risk ratings discussed above (in thousands):

September 30, 2014 Risk Rating	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction
1	$—	$913	$—
2	—	10,126	—
3	69,582	27,773	—
4	479,080	83,989	4,600
5	824,573	71,342	60,383
5W - Watch	40,681	15,224	—
6 - Other Assets Especially Mentioned	29,563	11,225	1,239
7 - Substandard	45,740	11,369	1,727
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,489,219	$231,961	$67,949

December 31, 2013 Risk Rating	Commercial, secured by real estate	Commercial, industrial and other	Real estate- construction
1	$—	$952	$—
2	—	12,964	—
3	70,811	9,263	—
4	442,933	60,002	1,178
5	754,275	85,939	48,243
5W - Watch	38,893	12,278	—
6 - Other Assets Especially Mentioned	27,640	9,596	1,245
7 - Substandard	55,309	22,814	2,453
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,389,861	$213,808	$53,119

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$14,042	$3,601	$654	$4,231	$536	$4,111	$2,691	$29,866
Charge-offs	(134)	(143)	(229)	(192)	—	(675)	—	(1,373)
Recoveries	97	215	—	3	8	37	—	360
Provision	(714)	(678)	403	97	(36)	1,465	657	1,194

Ending Balance	$13,291	$2,995	$828	$4,139	$508	$4,938	$3,348	$30,047

Three Months Ended September 30, 2013 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$18,439	$5,120	$399	$3,121	$371	$2,176	29,626
Charge-offs	(378)	(444)	(34)	(152)	(1,250)	(561)	(2,819)
Recoveries	875	77	12	34	5	68	1,071
Provision	(1,231)	357	131	182	1,252	1,188	1,879

Ending Balance	$17,705	$5,110	$508	$3,185	$378	$2,871	$29,757

The following table details activity in the allowance for loan and lease losses by portfolio segment for the nine months ended September 30, 2014 and 2013:

Nine Months Ended September 30, 2014 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821
Charge-offs	(1,925)	(755)	(394)	(701)	(25)	(1,759)	—	(5,559)
Recoveries	451	894	—	12	9	143	—	1,509
Provision	302	(2,475)	718	1,614	(18)	3,817	318	4,276

Ending Balance	$13,291	$2,995	$828	$4,139	$508	$4,938	$3,348	$30,047

Nine Months Ended September 30, 2013 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Beginning Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	28,931
Charge-offs	(1,192)	(1,103)	(206)	(903)	(3,652)	(1,252)	(8,308)
Recoveries	955	139	119	97	12	156	1,478
Provision	1,684	971	17	423	3,431	1,130	7,656

Ending Balance	$17,705	$5,110	$508	$3,185	$378	$2,871	$29,757

Loans receivable summarized by portfolio segment and impairment method are as follows:

At September 30, 2014	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$18,694	$565	$—	$1,463	$189	$1,326	$22,237
Ending Balance: Collectively evaluated for impairment	1,470,525	231,396	52,285	430,014	67,760	339,187	$2,591,167
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	$0

Ending Balance (1)	$1,489,219	$231,961	$52,285	$431,477	$67,949	$340,513	$2,613,404

(1)	Excludes deferred fees

At December 31, 2013	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$18,375	$4,175	$—	$617	$501	$951	$24,619
Ending Balance: Collectively evaluated for impairment	1,371,486	209,633	41,332	432,214	52,618	337,976	$2,445,259
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	411	$411

Ending Balance(1)	$1,389,861	$213,808	$41,332	$432,831	$53,119	$339,338	$2,470,289

(1)	Excludes deferred fees

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows:

At September 30, 2014	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$219	$12	$—	$171	$—	$686	$—	$1,088
Ending Balance: Collectively evaluated for impairment	13,072	2,983	828	3,968	508	4,252	3,348	$28,959
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance	$13,291	$2,995	$828	$4,139	$508	$4,938	$3,348	$30,047

At December 31, 2013	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$739	$31	$—	$—	$—	$140	$—	$910
Ending Balance: Collectively evaluated for impairment	13,724	5,300	504	3,214	542	2,597	3,030	$28,911
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $1.2 million for each of the periods ended September 30, 2014 and December 31, 2013. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2014			September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	$—	—	$—	$—
Commercial, industrial and other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Real estate—residential mortgage	4	1,211	1,211	—	—	—
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	3	317	317	—	—	—

	7	$1,528	$1,528	—	$—	$—

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2013

		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	2	$1,697	$1,697	11	$5,472	$5,468
Commercial, industrial and other	—	—	—	1	127	125
Leases	—	—	—	—	—	—
Real estate—residential mortgage	4	1,211	1,211	—	—	—
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	6	652	652	1	11	11

	12	$3,560	$3,560	13	$5,610	$5,604

The following table summarizes as of September 30, 2014 and 2013, loans that were restructured within the last 12 months that have subsequently defaulted:

For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	1	$32	5	$3,084
Commercial, industrial and other	—	—	—	—
Leases	—	—	—	—
Real estate—residential mortgage	1	179	—	—
Real estate—construction	—	—	—	—
Home equity and consumer	—	—	—	—

	2	$211	5	$3,084

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of September 30, 2014, the Company had $1.5 million in mortgages held for sale compared to $1.2 million as of December 31, 2013.

Other Real Estate and Other Repossessed Assets

At September 30, 2014, the Company had other repossessed assets and other real estate owned of $43,000 and $939,000, respectively. At December 31, 2013, the Company had other repossessed assets and other real estate owned of $54,000 and $466,000, respectively.

Note 9. Employee Benefit Plans

The components of net periodic pension cost for the Newton Trust Company’s defined benefit pension plan are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest cost	$24	$22	$71	$67
Expected return on plan assets	(24)	(18)	(72)	(54)
Amortization of unrecognized net actuarial loss	9	21	29	62

Net periodic benefit expense	$9	$25	$28	$75

Note 10. Directors’ Retirement Plan

The components of net periodic plan costs for the directors’ retirement plan are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Service cost	$6	$8	$19	$22
Interest cost	10	9	29	27
Amortization of prior service cost	3	3	10	10
Amortization of unrecognized net actuarial loss	1	2	1	6

Net periodic benefit expense	$20	$22	$59	$65

The Company made contributions of $65,000 and $75,000 to the plan during the nine month periods ended September 30, 2014 and 2013, respectively. The Company does not expect to make any more contributions for the remainder of 2014.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended September 30, 2014, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
September 30, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value
		(in thousands)
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$8,241	$74,938	$—	$83,179
Mortgage backed securities	—	313,435	—	313,435
Obligations of states and political subdivisions	—	29,943	—	29,943
Corporate debt securities	—	506	—	506
Equity securities	3,956	13,273	—	17,229

Total securities available for sale	12,197	432,095	—	444,292
Non-hedging interest rate derivatives	—	266	—	266

Total Assets	$12,197	432,361	—	$444,558

Non-hedging interest rate derivatives	$—	$266	$—	$266

Total Liabilities	$—	$266	$—	$266

December 31, 2013
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$4,330	$65,835	$—	$70,165
Mortgage backed securities	—	304,502	—	304,502
Obligations of states and political subdivisions	—	36,873	—	36,873
Corporate debt securities	—	3,420	—	3,420
Equity securities	3,239	12,907	—	16,146

Total securities available for sale	7,569	423,537	—	431,106
Non-hedging interest rate derivatives	—	562	—	562

Total Assets	$7,569	$424,099	$—	$431,668

Non-hedging interest rate derivatives	$—	$562	$—	$562

Total Liabilities	$—	$562	$—	$562

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
September 30, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$22,237	$22,237
Loans held for sale	—	1,519	—	1,519
Other real estate owned and other repossessed assets	—	—	982	982

December 31, 2013
Assets:
Impaired Loans and Leases	$—	$—	$24,619	$24,619
Loans held for sale	—	1,206	—	1,206
Other real estate owned and other repossessed assets	—	—	520	520

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value of the underlying collateral. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the sales comparison approach, the cost approach or the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 5-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Loans that are not collateral dependent are evaluated based on a discounted cash flow method. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2014 and December 31, 2013 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $6.0 million in short-term municipal bond anticipation notes that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments in municipalities in the Company’s market area, and management performs a credit analysis on the municipality before investing in these securities.

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

The net loan portfolio at September 30, 2014 and December 31, 2013 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2014	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Instruments—Assets
Investment securities held to maturity	$104,909	$105,127	$—	$99,116	$6,011
Federal Home Loan Bank and other membership bank stocks	8,831	8,831		8,831	—
Loans and leases, net	2,581,718	2,583,421		—	2,583,421
Financial Instruments—Liabilities
Certificates of Deposit	281,341	280,856	—	280,856	—
Other borrowings	179,700	182,285	—	182,285	—
Subordinated debentures	41,238	30,929	—	—	30,929

December 31, 2013
Financial Instruments—Assets
Investment securities held to maturity	$101,744	$100,394	$—	$95,194	$5,200
Federal Home Loan Bank and other membership bank stocks	7,938	7,938	—	7,938	—
Loans and leases, net	2,439,195	2,432,447	—	—	2,432,447
Financial Instruments—Liabilities
Certificates of Deposit	296,086	296,237	—	296,237	—
Other borrowings	119,000	121,870	—	121,870	—
Subordinated debentures	41,238	27,835	—	—	27,835

Note 12. Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. Lakeland pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. Lakeland pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. As of September 30, 2014 and December 31, 2013, Lakeland had $483,000 and $1.5 million, respectively, in securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2014	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$17,382	6.0	3.840%	1 Mo Libor + 2.21	($266)
Customer interest rate swaps	(17,382)	6.0	3.840%	1 Mo Libor + 2.21	266

December 31, 2013	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$17,691	6.7	3.830%	1 Mo Libor + 2.21	($562)
Customer interest rate swaps	(17,691)	6.7	3.830%	1 Mo Libor + 2.21	$562

Note 13. Goodwill and Intangible Assets

The Company has recorded goodwill of $110.0 million at September 30, 2014 and December 31, 2013 which includes $22.9 million from the Somerset Hills acquisition and $87.1 million from prior acquisitions. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of each reporting unit to their respective carrying amounts, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

As stated above, the Company recorded $2.7 million in core deposit intangible for the Somerset Hills acquisition. Year-to-date, it has amortized $353,000 in core deposit intangible. The estimated future amortization expense for each of the succeeding six years ended December 31 is as follows (dollars in thousands):

For the year ended:
2014	$111
2015	415
2016	366
2017	316
2018	267
2019	218

Note 14. Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding share –based payments that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company has determined that adoption of this update will not have a material impact on its accounting and disclosures.

In June 2014, the FASB issued an accounting standards update that aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. This update is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods after March 15, 2015. Early adoption is prohibited. The Company does not engage in repurchase to maturity transactions, and therefore has determined that the adoption of this update is not expected to have a material impact on the Company’s financial results.

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

Management Overview

The quarter and nine months ended September 30, 2014 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•	Net income available to common shareholders in the third quarter of 2014 was $8.2 million or $0.22 per diluted share compared to $6.6 million or $0.18 per diluted share for the same period last year. Exclusive of $744,000 in merger related expenses, net income in the third quarter of 2013 was $7.2 million or $0.20 per diluted share.

•	Net income available to common shareholders at $23.2 million or $0.61 per diluted share in the first nine months of 2014 compared to $17.6 million or $0.52 per diluted share reported for the same period in 2013. Excluding $2.8 million in -tax merger related expenses due to the Somerset Hills acquisition and a $1.2 million gain on debt extinguishment, net income was $19.0 million or $0.56 per share for the first nine months of 2013.

•	Although loan levels at September 30, 2014 remained generally the same as they were at June 30, 2014, the Company reported strong loan growth from December 31, 2013 to September 30, 2014. Loans totaling $2.61 billion at September 30, 2014 increased by $143.1 million or 6% from December 31, 2013, including a $99.4 million or 7% increase in commercial loans secured by real estate.

•	Non-interest bearing demand deposits totaled $674.9 million at September 30, 2014, an increase of $25.7 million or 4% in third quarter 2014, and $74.3 million, or 12%, from year-end 2013. Non-interest bearing demand represented 24% of total deposits at September 30, 2014.

•	Non-performing assets totaled $19.6 million at September 30, 2014 compared to $17.5 million at December 31, 2013 and $18.7 million reported at September 30, 2013.

•	As a result of declining charge-offs, the provision for loan and lease losses was reduced from $7.7 million in the first nine months of 2013 to $4.3 million in the first nine months of 2014.

•	The Somerset Hills acquisition, which was consummated on May 31, 2013, added six full service branches, $356.1 million in total assets, $10.4 million in investment securities, $246.5 million in loans (including $2.5 million in residential mortgages held for sale), and $311.8 million in deposits ($80.8 million in non-interest bearing demand deposits and $231.0 million in interest-bearing deposits) at fair value. The Company’s financial statements reflect the impact of the merger from the date of acquisition, which should be considered when comparing earnings for the periods presented. For more information on the Somerset Hills acquisition, please see Note 2 – Acquisitions in this Quarterly Report on Form 10-Q.

Results of Operations

(Third Quarter 2014 Compared to Third Quarter 2013)

Net Income

Net income was $8.2 million in the third quarter of 2014 compared to net income of $6.6 million for the third quarter of 2013. Diluted earnings per share was $0.22 for the third quarter of 2014, compared to diluted earnings per share of $0.18 for the same period last year. Net interest income at $28.5 million for the third quarter of 2014 increased $965,000 compared to the third quarter of 2013 due primarily to a $941,000 increase in interest income. The increase in net interest income reflects an increase in interest earning assets resulting from organic growth.

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

Net interest income on a tax equivalent basis for the third quarter of 2014 was $28.7 million, compared to $27.7 million for the third quarter of 2013. The net interest margin decreased from 3.68% in the third quarter of 2013 to 3.58% in the third quarter of 2014 primarily as a result of a 13 basis point decrease in the yield on interest earning assets partially offset by a three basis point reduction in the cost of interest bearing liabilities. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $50.6 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended,			For the Three Months Ended,
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,608,687	$27,949	4.25%	$2,435,658	$27,350	4.45%
Taxable investment securities and other	458,568	2,387	2.08%	430,369	2,017	1.87%
Tax-exempt securities	70,811	671	3.79%	75,894	709	3.74%
Federal funds sold (B)	45,295	24	0.21%	45,487	27	0.24%

Total interest-earning assets	3,183,361	31,031	3.87%	2,987,408	30,103	4.00%
Noninterest-earning assets:
Allowance for loan and lease losses	(30,151)			(30,039)
Other assets	290,736			286,628

TOTAL ASSETS	$3,443,946			$3,243,997

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$382,642	$49	0.05%	$374,141	$51	0.05%
Interest-bearing transaction accounts	1,457,680	863	0.23%	1,403,227	955	0.27%
Time deposits	280,200	344	0.49%	322,371	512	0.64%
Borrowings	266,773	1,088	1.63%	165,261	850	2.06%

Total interest-bearing liabilities	2,387,295	2,344	0.39%	2,265,000	2,368	0.42%

Noninterest-bearing liabilities:
Demand deposits	671,049			620,499
Other liabilities	15,154			15,016
Stockholders’ equity	370,448			343,482

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,443,946			$3,243,997

Net interest income/spread		28,687	3.48%		27,735	3.58%
Tax equivalent basis adjustment		235			248

NET INTEREST INCOME		$28,452			$27,487

Net interest margin (C)			3.58%			3.68%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $30.1 million in the third quarter of 2013 to $31.0 million in the third quarter of 2014, an increase of $928,000, or 3%. The increase in interest income was primarily a result of a $196.0 million increase in average interest earning assets partially offset by a 13 basis point decrease in the yield on interest earning assets. The yield on average loans and leases at 4.25% in the third quarter of 2014 was 20 basis points lower than the third quarter of 2013 due primarily to strong growth in new loans and leases originated or refinanced at lower rates. The yield on average taxable and tax exempt investment securities increased by 21 basis points and five basis points, respectively, compared to the third quarter of 2013.

Total interest expense at $2.3 million in the third quarter of 2014 was equivalent to total interest expense for the same period in 2013. The cost of average interest-bearing liabilities decreased from 0.42% in the third quarter of 2013 to 0.39% in 2014. The decrease in the cost of funds was due primarily to the continuing low rate environment which resulted in a four basis point reduction in the cost of interest-bearing transaction accounts, a 15 basis point reduction in the cost of time deposits and a 43 basis point reduction in the cost of borrowings. The cost of borrowings declined primarily as a result of new borrowings at lower rates as well as restructurings of other long-term borrowings in 2013. From the third quarter of 2013 to the third quarter of 2014, average savings accounts and interest-bearing transaction accounts increased by $8.5 million and $54.5 million, respectively. Average time deposits declined by $42.2 million or 13%, while average borrowings increased $101.5 million to $266.8 million as the Company funded its loan growth with term borrowings.

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

In the third quarter of 2014, a $1.2 million provision for loan and lease losses was recorded, which was $685,000 lower than the provision for the same period last year. During the third quarter of 2014, the Company charged off loans and leases of $1.4 million and recovered $360,000 in previously charged off loans and leases compared to $2.8 million and $1.1 million, respectively, during the same period in 2013. The lower provision resulted from lower net charge-offs during the quarter as well as a decline in impaired loans. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $4.8 million in the third quarter of 2014 increased by $164,000 or 4% compared to the third quarter of 2013. Service charges on deposit accounts at $2.7 million decreased $149,000 primarily due to a decline in overdraft fees. Commissions and fees at $1.4 million in the third quarter of 2014 increased $232,000 or 20% compared to the same period last year due primarily to an increase in loan fees. Income on bank owned life insurance at $365,000 decreased $18,000 or 5% compared to the third quarter of 2013 primarily resulting from a decrease in yield on the underlying policies. Other income totaling $384,000 in the third quarter of 2014 was $99,000 higher than the same period in 2013 due primarily to gains recorded on the sale of bank owned real estate properties.

Noninterest Expense

Noninterest expense totaling $19.7 million decreased $722,000 in the third quarter of 2014 from the third quarter of 2013. There were no merger related expenses in the third quarter of 2014 compared to $744,000 in the third quarter of 2013. Exclusive of merger related expenses total noninterest expense increased $22,000 from the third quarter of 2013 to the third quarter of 2014. Marketing expense at $629,000 in the third quarter of 2014 decreased $86,000 compared to the third quarter of 2013 due primarily to the timing of marketing campaigns. Legal expense at $144,000 decreased $262,000 or 65% compared to the same period last year primarily resulting from the continuing reduction in delinquencies, while other real estate owned and other repossessed assets expense increased $52,000. The Company’s efficiency ratio, a non-GAAP financial measure, was 58.0% in the third quarter of 2014, compared to 60.0% for the same period last year. The decrease was primarily due to an increase in tax-equivalent revenue. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
	2014	2013
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$19,685	$20,407
Less:
Amortization of core deposit intangibles	(111)	(123)
Other real estate owned and other repossessed asset expense	(50)	2
Merger related expenses	—	(744)
Provision for unfunded lending commitments	(106)	(121)

Noninterest expense, as adjusted	$19,418	$19,421

Net interest income	$28,452	$27,487
Noninterest income	4,809	4,645

Total revenue	33,261	32,132
Plus: Tax-equivalent adjustment on municipal securities	235	248

Total revenue, as adjusted	$33,496	$32,380

Efficiency ratio	58.0%	60.0%

Income Tax Expense

The effective tax rate increased from 32.8% in the third quarter of 2013 to 33.4% in the third quarter of 2014 primarily as a result of increased earnings and because of a reduction in tax advantaged items as a percent of pretax income.

(Year to Date 2014 Compared to Year to Date 2013)

Net Income

Net income was $23.2 million in the first nine months of 2014 compared to net income of $17.6 million for the first nine months of 2013. Diluted earnings per share was $0.61 for the first nine months of 2014, compared to diluted earnings per share of $0.52 for the same period last year. Net interest income at $84.7 million for the first nine months of 2014 increased $8.1 million compared to the first nine months of 2013 due to a $7.2 million increase in interest income and a $926,000 reduction in interest expense. The increase in net interest income reflects an increase in interest earning assets resulting from the Somerset Hills acquisition as well as organic growth.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2014 was $85.5 million, compared to $77.3 million for the first nine months of 2013 resulting primarily from growth in average interest-earning assets of $320.6 million. The net interest margin decreased from 3.69% in the first nine months of 2013 to 3.66% in the first nine months of 2014 primarily as a result of an 11 basis point decline in the yield on interest earning assets partially offset by a nine basis point decrease in the cost of interest bearing liabilities. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $87.9 million. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the Nine Months Ended,			For the Nine Months Ended,
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$2,549,675	$82,405	4.32%	$2,279,972	$77,122	4.52%
Taxable investment securities and other	461,576	7,448	2.15%	410,508	5,544	1.80%
Tax-exempt securities	74,737	2,117	3.78%	73,638	2,048	3.71%
Federal funds sold (B)	34,277	46	0.18%	35,578	57	0.21%

Total interest-earning assets	3,120,265	92,016	3.94%	2,799,696	84,771	4.05%
Noninterest-earning assets:
Allowance for loan and lease losses	(30,041)			(30,004)
Other assets	282,366			269,474

TOTAL ASSETS	$3,372,590			$3,039,166

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$384,934	$151	0.05%	$367,245	$171	0.06%
Interest-bearing transaction accounts	1,444,006	2,491	0.23%	1,305,173	2,902	0.30%
Time deposits	285,919	1,120	0.52%	311,994	1,667	0.71%
Borrowings	235,524	2,797	1.58%	174,025	2,745	2.10%

Total interest-bearing liabilities	2,350,383	6,559	0.37%	2,158,437	7,485	0.46%

Noninterest-bearing liabilities:
Demand deposits	643,548			555,663
Other liabilities	14,876			14,434
Stockholders’ equity	363,783			310,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,372,590			$3,039,166

Net interest income/spread		85,457	3.57%		77,286	3.59%
Tax equivalent basis adjustment		741			717

NET INTEREST INCOME		$84,716			$76,569

Net interest margin (C)			3.66%			3.69%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $84.8 million in the first nine months of 2013 to $92.0 million in the first nine months of 2014, an increase of $7.2 million, or 9%. The increase in interest income was primarily a result of a $269.7 million increase in average loans and leases partially offset by an 11 basis point decrease in the yield on interest earning assets. The increase in average loans and leases is due primarily to the acquisition of Somerset Hills’ loans and leases which totaled $246.5 million at the time of acquisition. The yield on average loans and leases at 4.32% for the first nine months of 2014 was 20 basis points lower than the first nine months of 2013 due to the same reasons discussed in the quarterly comparison. The yield on average taxable and tax exempt investment securities increased by 35 basis points and seven basis points, respectively, compared to the first nine months of 2013.

Total interest expense decreased from $7.5 million in the first nine months of 2013 to $6.6 million in the first nine months of 2014, a decrease of $926,000, or 12%. The cost of average interest-bearing liabilities decreased from 0.46% in the first nine months of 2013 to 0.37% in 2014. The decrease in the cost of interest-bearing liabilities was due to the same reasons discussed in the quarterly comparison. From the first nine months of 2013 to the first nine months of 2014, average savings accounts and interest-bearing transaction accounts increased by $17.7 million and $138.8 million, respectively. Time deposits decreased by $26.1 million to $285.9 million, while borrowings increased $61.5 million to $235.5 million from the first nine months of 2013 to the same period in 2014. The costs of borrowings declined from year-to-date 2013 to year-to-date 2014 as a result of the extinguishment of $9.0 million in subordinated debentures in the second quarter of 2013 as well as restructurings of other borrowings in 2013.

Provision for Loan and Lease Losses

In the first nine months of 2014, a $4.3 million provision for loan and lease losses was recorded, which was $3.4 million lower than the provision for the same period last year. During the first nine months of 2014, the Company charged off loans and leases of $5.6 million and recovered $1.5 million in previously charged off loans and leases compared to $8.3 million and $1.5 million, respectively, during the same period in 2013. The lower provision reflected lower net charge-offs during the nine months ended September 30, 2014 as well as from a decline in impaired loans from $26.1 million on September 30, 2013 to $22.2 million on September 30, 2014. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $13.3 million in the first nine months of 2014 decreased by $2.2 million compared to the first nine months of 2013. Included in noninterest income for the first nine months of 2013 was gain on debt extinguishment of $1.2 million. Additionally, gains on sales and calls of securities totaled $2,000 in the first nine months of 2014 compared to $506,000 in the first nine months of 2013. Income on bank owned life insurance at $1.1 million increased $54,000 or 5% compared to the first nine months of 2013 primarily resulting from the addition of policies acquired in the Somerset Hills merger. Other income totaling $784,000 in the first nine months of 2014 was $419,000 lower than the same period in 2013. Within other income, the Company recorded no swap income and $378,000 in gains on residential mortgages in the first nine months of 2014 compared to $181,000 in swap income and $612,000 in gains on sales of mortgages in the first nine months of 2013.

Noninterest Expense

Noninterest expense totaling $59.0 million increased $930,000 in the first nine months of 2014 from the first nine months of 2013. There were no long term debt prepayment fees or merger related expenses in the first nine months of 2014 compared to $526,000 and $2.8 million, respectively, in the first nine months of 2013. Excluding these nonrecurring expenses, noninterest expense increased $4.3 million. Salary and employee benefits at $33.3 million increased by $2.2 million, or 7%, primarily due to increased staffing resulting from the Somerset Hills merger. Net occupancy expense at $6.7 million in the first nine months of 2014 increased $754,000 from the same period last year, due primarily to expenses relating to the six new branch locations acquired in the Somerset Hills acquisition and increased snow removal expenses during the first quarter of 2014. Furniture and equipment expense at $5.0 million increased $466,000 due primarily to the new branches previously mentioned and increased service contract expenses. Legal expense at $636,000 in the first nine months of 2014 decreased $298,000 due to the same reasons discussed in the quarterly comparison, while other real estate owned and other repossessed assets at $165,000 increased $150,000 compared to the same period last year. Other expenses at $8.8 million increased $768,000 compared to the first nine months of 2013, due primarily to an increase in professional fees. The Company’s efficiency ratio, a non-GAAP financial measure, was 59.2% in the first nine months of 2014, compared to 59.8% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$58,957	$58,027
Less:
Amortization of core deposit intangibles	(353)	(164)
Other real estate owned and other repossessed asset expense	(165)	(15)
Long term debt prepayment fee	—	(526)
Merger related expenses	—	(2,827)
Provision for unfunded lending commitments	(24)	8

Noninterest expense, as adjusted	$58,415	$54,503

Net interest income	$84,716	$76,569
Noninterest income	13,253	15,489

Total revenue	97,969	92,058
Plus: Tax-equivalent adjustment on municipal securities	741	717
Less:
Gains on debt extinguishment	—	(1,197)
Gains on sales of investment securities	(2)	(506)

Total revenue, as adjusted	$98,708	$91,072

Efficiency ratio	59.2%	59.8%

Income Tax Expense

The effective tax rate remained substantially the same at 33.2% in the first nine months of 2014 compared to the first nine months of 2013.

In the first quarter of 2014, the State of New York lowered its corporate franchise tax rate from 7.1% to 6.5% as well as changed some of its tax law governing nexus into the state. The Company has evaluated its deferred tax assets and liabilities in relation to these changes in tax law and has determined that there is no material change to its deferred tax assets and liabilities.

Financial Condition

The Company’s total assets increased $181.1 million from $3.32 billion at December 31, 2013, to $3.50 billion at September 30, 2014. Total loans were $2.61 billion, an increase of $143.1 million from $2.47 billion at December 31, 2013. Total deposits were $2.78 billion, an increase of $67.7 million from December 31, 2013.

Loans and Leases

Gross loans and leases at $2.61 billion increased by $143.1 million from December 31, 2013 primarily in the commercial loans secured by real estate category. Commercial loans secured by real estate and commercial, industrial and other increased $99.4 million (7%) and $18.2 million (8%), respectively, from December 31, 2013 to September 30, 2014. Real estate construction loans at $67.9 million increased $14.8 million or 28%. Leases also increased $11.0 million or 27%. For more information on the loan portfolio, see Note 8 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets increased from $17.5 million, or 0.53% of total assets, on December 31, 2013 to $19.6 million, or 0.56% of total assets, on September 30, 2014. Non-performing assets increased primarily in the residential mortgage category, which increased by $1.1 million. Non-performing commercial, industrial and other and commercial loans secured by real estate also increased by $511,000 and $664,000, respectively. Commercial loan non-accruals at September 30, 2014 included one loan relationship with a balance of $1.0 million or over, totaling $1.3 million, and six loan relationships between $500,000 and $1.0 million, totaling $4.1 million.

There were $429,000 in loans and leases past due ninety days or more and still accruing at September 30, 2014 compared to $2.0 million at December 31, 2013. These loans primarily consisted of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On September 30, 2014, the Company had $8.0 million in loans that were troubled debt restructurings and still accruing interest income compared to $10.3 million on December 31, 2013. Two troubled debt restructurings totaling $4.0 million were fully paid off in the first quarter of 2014. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On September 30, 2014, the Company had $22.2 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $24.6 million at year-end 2013. For more information on impaired loans and leases see Note 8 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The impairment of the loans and leases is measured using the present value of future cash flows on certain impaired loans and is based on the fair value of the underlying collateral for collateral dependent loans and leases. Based on such evaluation, $1.1 million has been allocated as a portion of the allowance for loan and lease losses for impairment at September 30, 2014. At September 30, 2014, the Company also had $45.0 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $62.5 million at December 31, 2013.

There were no loans and leases at September 30, 2014, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date. The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Year Ended December 31, 2013
Balance of the allowance at the beginning of the year	$29,821	$28,931	$28,931

Loans and leases charged off:
Commercial, secured by real estate	1,925	1,192	2,026
Commercial, industrial and other	755	1,103	1,324
Leases	394	206	206
Real estate—mortgage	701	903	1,257
Real estate-construction	25	3,652	3,854
Home equity and consumer	1,759	1,252	1,624

Total loans charged off	5,559	8,308	10,291

Recoveries:
Commercial, secured by real estate	451	955	1,061
Commercial, industrial and other	894	139	260
Leases	—	119	121
Real estate—mortgage	12	97	99
Real estate-construction	9	12	14
Home equity and consumer	143	156	283

Total Recoveries	1,509	1,478	1,838

Net charge-offs:	4,050	6,830	8,453
Provision for loan and lease losses	4,276	7,656	9,343

Ending balance	$30,047	$29,757	$29,821

Ratio of annualized net charge-offs to average loans and leases outstanding	0.21%	0.40%	0.36%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.15%	1.23%	1.21%

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

Methodology employed for assessing the adequacy of the allowance for loan and lease losses consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified classified loans and leases that have been designated as requiring attention by the Company or its external loan review consultants.

•	The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired commercial loans under $500,000, leases, 1 – 4 family residential mortgages and consumer loans.

•	The establishment of reserve amounts for the unimpaired loans and leases in each portfolio based upon the historical average loss experience of these portfolios and management’s evaluation of key factors described below.

•	The allowance for loan losses contains a reserve identified as unallocated reserves to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. These reserves reflect management’s attempt to ensure that the overall allowance for loan and lease losses reflects a margin for imprecision and the uncertainty that is inherent in estimates of possible credit losses.

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

Although the overall balance of the allowance for loan losses at $30.0 million at September 30, 2014 was equivalent to the balance at December 31, 2013, the distribution of the allowance changed between segments of the loan portfolio. Loan reserves are based on a combination of historical charge-off experience (analyzing gross charge-offs over a twelve quarter period for commercial loans, and an eight quarter period for all other portfolios) and qualitative factors based on general economic conditions and specific bank portfolio characteristics. Based on the trends of these charge-offs, the allowances for commercial real estate loans and commercial, industrial and other loans have declined as a result of a significant reduction in charge-offs over the three year period. On the other hand, home equity, consumer and residential loan charge-offs have not experienced the same level of decline. The home equity and consumer loan portfolio has had increasing charge-offs both in the three month and nine month periods ending September 30, 2014 compared to the same period last year. Residential non-performings have increased since December 31, 2013. Because of the negative trends in the charge-offs and non-performings in the home equity, consumer and residential mortgage portfolio, management believed that a higher allowance was required for these portfolios.

Non-performing loans and leases increased from $16.9 million on December 31, 2013 to $18.6 million on September 30, 2014. The allowance for loan and lease losses as a percent of total loans was 1.15% of total loans on September 30, 2014, compared to 1.21% as of December 31, 2013. Management believes, based on appraisals and estimated selling costs, that its non-performing loans and leases are adequately secured and reserves on these loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2014.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities increased from $532.9 million on December 31, 2013 to $549.2 million on September 30, 2014, an increase of $16.4 million, or 3%.

Deposits

Total deposits increased from $2.71 billion on December 31, 2013 to $2.78 billion on September 30, 2014, an increase of $67.7 million, or 2% primarily resulting from a $74.3 million or 12% increase in noninterest bearing deposits. The increase in noninterest bearing deposits was partially offset by a $14.7 million decrease in time deposits. The continuing low interest rate environment has influenced customers to keep their funds in transaction accounts.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Cash provided by operating activities was $34.2 million for the first nine months of 2014 compared to $40.3 million for the same period in 2013.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2014, Lakeland’s deposits increased $67.7 million.

•	Sales of securities and overnight funds. At September 30, 2014, the Company had $444.3 million in securities designated “available for sale.” Of these securities, $321.0 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•	Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on September 30, 2014. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $82.0 million at September 30, 2014. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2014.

•	Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2014 follows.

Cash and cash equivalents totaling $127.2 million on September 30, 2014, increased $24.4 million from December 31, 2013. Operating activities provided $34.2 million in net cash. Investing activities used $161.3 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $151.5 million in net cash primarily reflecting the increase in deposits, federal funds purchased and other borrowings of $67.9 million, $30.8 million and $60.7 million, respectively. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2014. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals on noncancellable operating leases	$24,931	$2,531	$4,141	$2,707	$15,552
Benefit plan commitments	5,371	174	432	669	4,096
Remaining contractual maturities of time deposits	281,341	197,659	68,037	15,518	127
Subordinated debentures	41,238	—	—	—	41,238
Loan commitments	630,959	521,768	65,013	620	43,558
Other borrowings	179,700	20,000	65,700	84,000	10,000
Interest on other borrowings*	31,714	4,176	7,512	3,871	16,155
Standby letters of credit	10,753	9,725	948	—	80

Total	$1,206,007	$756,033	$211,783	$107,385	$130,806

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 1.92%.

Capital Resources

Total stockholders’ equity increased from $351.4 million on December 31, 2013 to $372.5 million on September 30, 2014, an increase of $21.1 million, or 6%. Book value per common share increased to $9.83 on September 30, 2014 from $9.28 on December 31, 2013. The increase in stockholders’ equity from December 31, 2013 to September 30, 2014 was primarily due to $23.2 million in net income and $4.7 million in other comprehensive income on the Company’s available for sale securities portfolio, partially offset by the payment of dividends on common stock of $8.0 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of September 30, 2014, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The capital ratios for the Company and Lakeland at September 30, 2014 are as follows:

	Tier 1 Capital to Total Average Assets Ratio September 30,	Tier 1 Capital to Risk-Weighted Assets Ratio September 30,	Total Capital to Risk-Weighted Assets Ratio September 30,
	2014	2014	2014
Capital Ratios:
The Company	9.02%	11.75%	12.97%
Lakeland Bank	8.41%	10.96%	12.18%
“Well capitalized” institution under FDIC Regulations	5.00%	6.00%	10.00%

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule through January 1, 2019. The Company believes that as of September 30, 2014, the Company and Lakeland would meet all of the requirements under the new rules on a fully phased-in basis, if such requirements were in effect.

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

(dollars in thousands, except per share amounts)	September 30, 2014	December 31, 2013
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$372,539	$351,424
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	2,071	2,424

Total tangible common stockholders’ equity at end of period—Non- GAAP	$260,494	$239,026

Shares outstanding at end of period (1)	37,910	37,874

Book value per share - GAAP (1)	$9.83	$9.28

Tangible book value per share - Non-GAAP (1)	$6.87	$6.31

(1)	Adjusted for 5% stock dividend distributed June 17, 2014 to shareholders of record on June 3, 2014

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non- GAAP	$260,494	$239,026

Total assets at end of period	$3,498,905	$3,317,791
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	2,071	2,424

Total tangible assets at end of period - Non-GAAP	$3,386,860	$3,205,393

Common equity to assets - GAAP	10.65%	10.59%

Tangible common equity to tangible assets - Non-GAAP	7.69%	7.46%

	For the three months ended,		For the nine months ended,
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2014	2013	2014	2013
Calculation of return on average tangible common equity
Net income - GAAP	$8,246	$6,617	$23,190	$17,628

Total average common stockholders’ equity	$370,448	$343,482	$363,783	$310,632
Less:
Average goodwill	109,974	110,381	109,974	97,510
Average other identifiable intangible assets, net	2,141	2,624	2,257	1,182

Total average tangible common stockholders’ equity - Non-GAAP	$258,333	$230,477	$251,552	$211,940

Return on average common stockholders’ equity - GAAP	8.83%	7.64%	8.52%	7.59%

Return on average tangible common stockholders’ equity - Non-GAAP	12.66%	11.39%	12.33%	11.12%

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $111.6 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
September 30, 2014	-3.4%	-1.8%
December 31, 2013	-3.9%	-2.0%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%
September 30, 2014	-6.1%	-3.9%	-1.7%	-4.4%	-6.7%	-7.4%
December 31, 2013	-8.2%	-5.1%	-2.1%	-4.8%	-7.1%	-8.2%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2014 (the base case) was $498.9 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 300 basis points and minus 300 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-35.0%	-25.0%	-15.0%	-15.0%	-25.0%	-35.0%
September 30, 2014	-14.4%	-9.3%	-4.1%	1.4%	-3.0%	-7.6%
December 31, 2013	-17.8%	-11.3%	-5.0%	1.6%	-1.5%	-6.0%

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Mine Safety Disclosures	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits

10.1	Amendment to Change of Control Agreement among Lakeland Bancorp. Inc, Lakeland Bank and Timothy J. Matteson.

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 10, 2014