Form 10-K
period 2014-12-31
LAKELAND BANCORP INC
filed 2015-03-16
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-17820

LAKELAND BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2953275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Oak Ridge Road, Oak Ridge, New Jersey	07438
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (973) 697-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $377,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2015, was 37,896,357.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2015 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

-i-

PART I

ITEM 1—Business.

GENERAL

Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank” or “Lakeland Bank”). Through Lakeland, the Company currently operates 51 banking offices, located in Bergen, Essex, Morris, Passaic, Somerset, Sussex, Union and Warren counties in New Jersey. Lakeland offers a full range of lending services, including commercial loans and leases, real estate and consumer loans to small and medium-sized businesses, professionals and individuals located in its markets.

The Company has shown substantial growth through a combination of organic growth and acquisitions. Since 1998, Lakeland has opened 27 new branch offices (including acquired branches). The Company has acquired five community banks with an aggregate asset total of approximately $1.1 billion, including the acquisition of Somerset Hills Bank and its parent, Somerset Hills Bancorp (“Somerset Hills”), which closed on May 31, 2013. All of the acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company.

At December 31, 2014, Lakeland Bancorp had total consolidated assets of $3.5 billion, total consolidated deposits of $2.8 billion, total consolidated loans, net of the allowance for loan and lease losses, of $2.6 billion and total consolidated stockholders’ equity of $379.4 million.

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

Unless otherwise indicated, all weighted average, actual shares and per share information contained in this Annual Report on Form 10-K have been adjusted retroactively for the effect of stock dividends, including the Company’s 5% stock dividend which was distributed on June 17, 2014.

Commercial Bank Services

Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern and central New Jersey. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, mortgage loans and merchant credit card services. In addition to commercial real estate loans, Lakeland makes commercial and industrial loans. These types of loans can diversify the Company’s exposure in a depressed real estate market. Lakeland’s equipment financing division provides a solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. Lakeland’s asset based loan department provides commercial borrowers with another lending alternative.

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

As a result of the merger with Somerset Hills, Lakeland expanded its mortgage division by acquiring a mortgage company subsidiary, which originates and sells residential mortgage loans, and a 50% interest in a title company.

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

Employees

At December 31, 2014, the Company had 566 full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”) became effective in early 2000. The Modernization Act:

•

allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than previously was permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals (Lakeland Bancorp is such a financial holding company);

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

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk-based capital guidelines. These guidelines establish minimum levels of capital and require capital adequacy to be measured in part upon the degree of risk associated with certain assets. Under current guidelines, all banks and bank holding companies must have a core or Tier 1 capital to risk-weighted assets ratio of at least 4% and a total capital to risk-weighted assets ratio of at least 8%. At December 31, 2014, the Company’s Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 11.76% and 12.98%, respectively.

In addition, the Federal Reserve Board and the FDIC have approved leverage ratio guidelines (Tier 1 capital to average consolidated assets, less goodwill) for bank holding companies such as the Company. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company’s leverage ratio was 9.08% at December 31, 2014.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4% (or in some cases 3%). Under the regulations, an institution will be deemed to be undercapitalized if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio of less than 4% (or in some cases 3%). An institution will be deemed to be significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3% and will be deemed to be critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. As of December 31, 2014, Lakeland met all regulatory requirements for classification as well capitalized under the current regulatory framework.

See “New Capital Rules” below.

New Capital Rules

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply. In July 2013, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted final rules (the “New Rules”), which implement certain provisions of Basel III and the Dodd-Frank Act. The New Rules replace the general risk-based capital rules of the various banking agencies with a single, integrated regulatory capital framework. The New Rules require higher capital cushions and more stringent criteria for what qualifies as regulatory capital.

For bank holding companies and banks like Lakeland Bancorp and Lakeland Bank, January 1, 2015 is the start date for compliance with the revised minimum regulatory capital ratios and for determining risk-weighted assets under what the New Rules call a “standardized approach.” As of January 1, 2015, Lakeland Bancorp and Lakeland Bank are required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

•	Common Equity Tier 1 Capital Ratio of 4.5% (this is a new concept and requirement, and is referred to as the “CET1”);

•	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and

•	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

In addition, Lakeland Bancorp and Lakeland Bank are subject to a leverage ratio of 4% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).

The New Rules also require a “capital conservation buffer.” When fully phased in on January 1, 2019, Lakeland Bancorp and Lakeland Bank will be required to maintain a 2.5% capital conservation buffer, in addition to the minimum capital ratios described above, resulting in the following minimum capital ratios on January 1, 2019:

•	CET1 of 7%;

•	Tier 1 Capital Ratio of 8.5%; and

•	Total Capital Ratio of 10.5%.

The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level, and increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019.

The New Rules also adopted a “countercyclical capital buffer,” which is not applicable to Lakeland Bancorp or Lakeland Bank. That buffer is applicable only to “advanced approaches banking organizations,” which generally are those with consolidated total assets of at least $250 billion.

The New Rules provide for several deductions from and adjustments to CET1, which will be phased in between January 1, 2015 and January 1, 2018. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities must be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under prior capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the New Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, banking organizations such as Lakeland Bancorp and Lakeland Bank may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. Lakeland Bancorp and Lakeland Bank intend to make such an election to continue to exclude these items.

While the New Rules generally require the phase-out of non-qualifying capital instruments such as trust preferred securities and cumulative perpetual preferred stock, holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as Lakeland Bancorp, may permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The New Rules prescribe a standardized approach for calculating risk-weighted assets that expands the risk-weighting categories from the previous four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the New Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

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

The Company believes that as of December 31, 2014, Lakeland Bancorp and Lakeland Bank would meet all capital requirements under the New Rules on a fully phased-in basis, if such requirements were currently in effect.

Volcker Rule

In December 2013, the Federal Reserve Board, the FDIC and several other governmental regulatory agencies issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective in July 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The Company does not own any interests in any hedge funds or private equity funds that are designated “Covered Funds” under the Volcker Rule.

Federal Deposit Insurance and Premiums

Lakeland’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. As a result of the Dodd-Frank Act, the basic federal deposit insurance limit was permanently increased to at least $250,000.

In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. These new assessment rates began in the second quarter of 2011 and were paid at the end of September 2011. Since the new base is larger than the current base, the FDIC’s rule lowered the total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $2.0 million in total FDIC assessments (including the FICO premium described below) in both 2014 and 2013.

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

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of approximately $190,000 in 2014 and expects to pay a similar amount in 2015.

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

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) are calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0 percent.

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

Europe’s debt crisis could have a material adverse effect on our liquidity, financial condition and results of operations.

The possibility that certain European Union (“EU”) member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

A decrease in our ability to borrow funds could adversely affect our liquidity.

Our ability to obtain funding from the Federal Home Loan Bank or through our overnight federal funds lines with other banks could be negatively affected if we experienced a substantial deterioration in our financial condition or if such funding became restricted due to a deterioration in the financial markets. While we have a contingency funds management plan to address such a situation if it were to occur (such plan includes deposit promotions, the sale of securities and the curtailment of loan growth, if necessary), a significant decrease in our ability to borrow funds could adversely affect our liquidity.

We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

We are unable to predict actual fluctuations of market interest rates. Rate fluctuations are influenced by many factors, including:

•	inflation or deflation

•	excess growth or recession;

•	a rise or fall in unemployment;

•	tightening or expansion of the money supply;

•	domestic and international disorder;

•	instability in domestic and foreign financial markets; and

•	actions taken or statements made by the Federal Reserve Board.

Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the difference or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Our net interest spreads are affected by the differences between the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities. Changes in market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments, cash flows, the market value of our securities portfolio, loan and deposit growth, costs and yields on loans and deposits and our overall profitability. Competition for our deposits has increased significantly as a result of the recent low interest rate environment.

Declines in value may adversely impact our investment portfolio.

As of December 31, 2014, the Company had approximately $457.4 million and $108.0 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

Like all commercial banks, Lakeland maintains an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. If our allowance for loan and lease losses is not adequate to cover actual loan and lease losses, we may be required to significantly increase future provisions for loan and lease losses, which could materially and adversely affect our operating results. Our allowance for loan and lease losses is determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease resolution, the opinions of our regulators, changes in the size and composition of the loan and lease portfolio and industry information. We also consider the possible effects of economic events, which are difficult to predict. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. These losses may exceed our current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and the allowance for loan and lease losses. While we believe that our allowance for loan and lease losses in relation to our current loan portfolio is adequate to cover current losses, we cannot assure you that we will not need to increase our allowance for loan and lease losses or that the regulators will not require us to increase this allowance. Future increases in our allowance for loan and lease losses could materially and adversely affect our earnings and profitability.

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

Deterioration in the real estate market, particularly in New Jersey, could adversely affect our business. A decline in real estate values in New Jersey would reduce our ability to recover on defaulted loans by selling the underlying real estate, which would increase the possibility that we may suffer losses on defaulted loans.

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

The inability to attract and retain key personnel could adversely affect our Company’s business.

The success of the Company depends partially on the ability to attract and retain a high level of experienced personnel. The inability to attract and retain key employees, as well as find suitable replacements, if necessary, could adversely affect the Company’s customer relationships and internal operations.

The inability to stay current with technological change could adversely affect our business model.

Financial institutions continually are required to maintain and upgrade technology in order to provide the most current products and services to our customers, as well as create operational efficiencies. This technology requires personnel resources, as well as significant costs to implement. Failure to successfully implement technological change could adversely affect the Company’s business, results of operations and financial condition.

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

The Company currently operates 51 banking locations in Bergen, Essex, Morris, Passaic, Somerset, Sussex, Union and Warren counties in New Jersey. In an effort to improve efficiencies and provide significant cost savings, the Company anticipates consolidating three branch offices in the second quarter of 2015. The following chart provides information about the Company’s leased banking locations:

Location	Lease Expiration Date
Bristol Glen	October 31, 2015
Caldwell	September 30, 2024
Carlstadt	July 15, 2021
Cedar Crest	August 19, 2016
Hackensack	March 31, 2018
Hampton	September 30, 2019
Little Falls	November 30, 2015
Madison	September 30, 2016
Madison Avenue	April 30, 2017
Mendham	December 31, 2015
Morristown	May 31, 2018
North Haledon	June 30, 2017
Park Ridge	Month-to-month*
Pompton Plains	April 30, 2015
Ringwood	February 28, 2018
Rochelle Park	January 12, 2019
Sparta	August 31, 2032
Summit	September 30, 2019
Sussex/Wantage	June 19, 2017
Vernon	September 30, 2027
Wantage	October 31, 2016
Wayne	May 31, 2028
Wharton	July 31, 2015
Woodland Commons	August 31, 2016
West Caldwell	March 31, 2029

*	The most recent lease expired on December 31, 2014. As the Company anticipates moving this office during 2015, it is currently paying the 2014 lease amounts on a month-to-month basis.

The Company has also entered into a lease for one additional location for administrative purposes in Wyckoff, New Jersey. This lease expires on February 28, 2017.

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

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 57	2008	President and CEO, Lakeland Bancorp, Inc. (April 2, 2008 – Present); President (April 2, 2008 – January 29, 2013) and CEO (April 2, 2008 – Present), Lakeland Bank; President and Chief Credit Officer (May 2007 – April 1, 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 – May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division; Executive Vice President and Senior Loan Officer, Hudson United Bancorp and Hudson United Bank (prior years to February 2006)

Joseph F. Hurley Age 64	1999	Executive Vice President and Chief Financial Officer of the Company (November 1999 – Present)

Robert A. Vandenbergh Age 63	1999	Regional President – Lakeland Bank (May 31, 2013 – Present) and Senior Executive Vice President and Chief Operating Officer of the Company (October 2008 – Present); Senior Executive Vice President and Chief Operating Officer of Lakeland Bank (October 2008 – January 29, 2013); President of Lakeland Bank (January 29, 2013 – May 31, 2013); Senior Executive Vice President and Chief Lending Officer of the Company (December 2006 – October 2008); Executive Vice President and Chief Lending Officer of the Company (October 1999 – December 2006)

Stewart E. McClure, Jr. Age 64	2013	Regional President – Lakeland Bank and Senior Executive Vice President of the Company (May 31, 2013 – Present); President, Chief Executive Officer and Chief Operating Officer, and a director, of Somerset Hills Bancorp and Somerset Hills Bank (prior years to May 31, 2013)

Jeffrey J. Buonforte Age 63	1999	Executive Vice President and Senior Government Banking/Business Services Officer of the Company (June 2009 – Present); Executive Vice President and Chief Retail Officer of the Company (November 1999 – June 2009)

David S. Yanagisawa Age 63	2008	Executive Vice President and Chief Lending Officer of the Company (November 2008 – Present); Senior Vice President, TD Banknorth, N.A. (February 2006 – November 2008); Hudson United Bank, Senior Vice President (1997 – February 2006)

James R. Noonan Age 63	2003	Executive Vice President and Chief Credit Officer of the Company (December 2003 – Present)

Ronald E. Schwarz Age 60	2009	Executive Vice President and Chief Retail Officer of the Company (June 2009 – Present); Executive Vice President and Market Executive of Sovereign Bank (June 2006 – June 2009); Senior Vice President and Director of Retail Banking of Independence Community Bank (June 1999 – June 2006)

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Timothy J. Matteson, Esq. Age 45	2008	Executive Vice President, General Counsel and Corporate Secretary of the Company (March 2012 to Present); Senior Vice President and General Counsel of the Company (September 2008 – March 2012); Assistant General Counsel, Israel Discount Bank (November 2007- September 2008); Senior Attorney and Senior Vice President, TD Banknorth, N.A. (February 2006 – May 2007); General Counsel and Senior Vice President, Hudson United Bancorp and Hudson United Bank (January 2005 – February 2006)

ITEM 4—MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2014, there were 3,033 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by NASDAQ and dividends declared for the periods presented. All information is adjusted for the Company’s 5% stock dividends distributed on June 17, 2014.

	High	Low	Dividends Declared
Year ended December 31, 2014
First Quarter	$11.53	$9.87	$0.071
Second Quarter	11.21	9.61	0.071
Third Quarter	11.11	9.76	0.075
Fourth Quarter	12.26	9.78	0.075

	High	Low	Dividends Declared
Year ended December 31, 2013
First Quarter	$9.87	$8.95	$0.067
Second Quarter	9.93	8.65	0.067
Third Quarter	11.10	10.04	0.067
Fourth Quarter	12.04	10.51	0.071

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $270.2 million was available for the payment of dividends from Lakeland to the Company as of December 31, 2014.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1—Business—Supervision and Regulation—Dividend Restrictions” and “—New Capital Rules.”

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks Regional Northeast Banks Index, which consists of 74 Regional Northeast Banks.

Company/Market/Peer Group	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Lakeland Bancorp, Inc.	100.00	175.57	148.06	188.41	235.37	240.78
NASDAQ Market Index	100.00	118.02	117.04	137.47	192.62	221.02
Zacks Regional Northeast Banks	100.00	125.49	118.27	138.36	175.51	189.06

Item 6—Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements included in items 7 and 8 of this report. The selective financial data set forth below has been derived from the Company’s audited consolidated financial statements.

	2014	2013	2012	2011	2010
	(in thousands except per share data)
Years Ended December 31
Interest income	$122,503	$114,199	$110,959	$117,524	$125,649
Interest expense	8,937	9,657	15,446	20,111	25,895

Net interest income	113,566	104,542	95,513	97,413	99,754
Provision for loan and lease losses	5,865	9,343	14,907	18,816	19,281
Noninterest income excluding gains on investment securities, and gain on debt extinguishment	17,720	18,925	17,856	16,888	17,654
Gains on sales of investment securities	2	839	1,049	1,229	1,614
Gain on early debt extinguishment	—	1,197	—	—	—
Merger related expenses	—	2,834	—	—	—
Long-term debt prepayment fee	—	1,209	782	800	1,835
Noninterest expenses	79,135	74,698	66,891	67,351	68,570

Income before income taxes	46,288	37,419	31,838	28,563	29,336
Income tax provision	15,159	12,450	10,096	8,712	10,125

Net income	31,129	24,969	21,742	19,851	19,211
Dividends on preferred stock and accretion	—	—	620	2,167	3,987

Net income available to common shareholders	$31,129	$24,969	$21,122	$17,684	$15,224

Per-Share Data(1)
Weighted average shares outstanding:
Basic	37,749	34,742	29,000	27,901	27,669
Diluted	37,869	34,902	29,077	28,015	27,704
Earnings per share:
Basic	$0.82	$0.71	$0.72	$0.63	$0.55
Diluted	$0.82	$0.71	$0.72	$0.63	$0.55
Cash dividend per common share	$0.29	$0.27	$0.24	$0.22	$0.18
Book value per common share	$10.01	$9.28	$9.00	$8.56	$8.00
Tangible book value per common share(2)	$7.06	$6.31	$6.21	$5.47	$4.86

At December 31
Investment securities available for sale and other(5)	$467,295	$439,044	$399,092	$471,944	$487,107
Investment securities held to maturity	107,976	101,744	96,925	71,700	66,573
Loans and leases, net of deferred costs	2,653,826	2,469,016	2,146,843	2,041,575	2,014,617
Goodwill and other identifiable intangible assets	111,934	112,398	87,111	87,111	87,689
Total assets	3,538,325	3,317,791	2,918,703	2,825,950	2,792,674
Total deposits	2,790,819	2,709,205	2,370,997	2,249,653	2,195,889
Total core deposits(3)	2,510,857	2,413,119	2,067,205	1,890,101	1,783,040
Term borrowings	243,736	160,238	136,548	232,322	272,322
Total stockholders’ equity	379,438	351,424	280,867	259,783	260,709

Performance ratios
Return on Average Assets	0.92%	0.80%	0.77%	0.71%	0.69%
Return on Average Tangible Common Equity(2)	12.21%	11.42%	12.85%	13.65%	14.49%
Return on Average Equity	8.48%	7.78%	8.42%	7.79%	7.13%
Efficiency ratio(4)	59.35%	59.74%	58.33%	56.87%	56.40%
Net Interest Margin (tax equivalent basis)	3.64%	3.69%	3.70%	3.85%	3.95%
Loans to Deposits	95.09%	91.13%	90.55%	90.75%	91.74%

Capital ratios
Common Equity to Asset ratio	10.72%	10.59%	9.62%	8.54%	7.99%
Tangible common equity to tangible assets(2)	7.81%	7.46%	6.84%	5.63%	5.01%
Tier 1 leverage ratio	9.08%	8.90%	8.62%	8.33%	9.21%
Tier 1 risk-based capital ratio	11.76%	11.73%	11.52%	11.23%	12.43%
Total risk-based capital ratio	12.98%	12.98%	12.77%	13.39%	13.68%

(1)	Restated for 5% stock dividends in 2014, 2012 and 2011.
(2)	A non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of such measures to data calculated in accordance with generally accepted accounting principles.
(3)	Core deposits represent all deposits with the exception of time deposits.
(4)	Ratio represents non-interest expense, excluding other real estate expense, other repossessed asset expense, long-term debt prepayment fee, merger related expenses, provision for unfunded lending commitments and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities and gain on debt extinguishment. Total revenue represents net interest income (calculated on a tax equivalent basis) plus non-interest income.
(5)	Includes investment in Federal Home Loan Bank and other membership stock, at cost.

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

In addition to the risk factors disclosed in Item 1A in this Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, customers’ acceptance of Lakeland’s products and services and competition.

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

Strategy

The Company, through its wholly owned subsidiary, Lakeland Bank, currently operates 51 banking offices located in Northern and Central New Jersey. Lakeland offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and other non-traditional banking services.

Lakeland’s growth has come from a combination of organic growth and acquisitions. Since 1998 when Lakeland completed its first acquisition, Lakeland has opened 27 new branch offices (including acquired branches). The Company has acquired five community banks with an aggregate asset total of approximately $1.1 billion at the date of acquisition including the acquisition of the Somerset Hills Bank and its parent, Somerset Hills Bancorp, which closed on May 31, 2013. All acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company. The Company’s strategy is to continue growth both organically and through acquisition should opportunities allow. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets.

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

The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, appreciation in the cash surrender value of bank owned life insurance, income from loan or securities sales, fees from wealth management services and investment product sales, income from the origination and sale of residential mortgages and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, the amortization of intangible assets, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, changes in asset values, actions of regulatory agencies and government policies.

The Company continues to control its expenses by evaluating its infrastructure, which includes the consolidating and closing of branches in markets where it may have more branches than necessary. The Company closed one such branch in 2014 and anticipates closing three branches in the second quarter of 2015.

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

Allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also analyzes historical losses by loan and lease category, and considers the resulting loss rates when determining the reserves on current loan and lease total amounts. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of our past loss experience by loan segment. Loss estimates for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

The determination of the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. The evaluation process is undertaken on a quarterly basis.

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of specific reserve amounts for all specifically identified classified loans and leases that have been designated as requiring attention by Lakeland.

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired loans under $500,000, leases, 1 – 4 family residential mortgages, and consumer loans.

•

The establishment of reserve amounts for the non-classified loans and leases in each portfolio based upon the historical average loss experience as modified by management’s assessment of the loss emergence period for these portfolios and management’s evaluation of key environmental factors.

•

Lakeland also maintains an unallocated component in its allowance for loan and lease losses. Management believes that the unallocated component is warranted for inherent factors that cannot be practically assigned to individual loss categories, such as the periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and Lakeland’s internal credit review process.

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

A loan that management designates as impaired is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan and all outstanding interest owed, and the loan is not in the process of collection. Charge-offs are recommended by the Chief Credit Officer and approved by the Board on a monthly basis.

Loans and leases are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral, less estimated costs to sell, if the loan is collateral-dependent. Regardless of the measurement method, Lakeland measures impairment based on the fair value of the collateral when it is determined that foreclosure is probable. Most of Lakeland’s impaired loans are collateral-dependent. Lakeland groups impaired commercial loans under $500,000 into a homogeneous pool and collectively evaluates them. Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan and lease will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal.

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

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2014 will be realized.

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

The Company performed a qualitative analysis to determine whether “the weight of evidence, the significance of all identified events and circumstances” indicated a greater than 50% likelihood existed that the carrying value of the reporting unit exceeded its fair value and if a Step One test would be required. The Company identified nine qualitative assessments that are relative to the banking industry and to the Company. These factors included macroeconomic factors, banking industry conditions, banking merger and acquisition trends, Lakeland’s historical performance, the Company’s stock price, the expected performance of Lakeland, the change of control premium of the Company versus its peers and other miscellaneous factors. After reviewing and weighting these factors, the Company, as well as a third party adviser, determined as of November 30, 2014 that there was a less than 50% probability that the fair value of the Company was less than its carrying amount. Therefore, no Step One test was required.

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

Financial Overview

The year ended December 31, 2014 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•

Net income for the year ended December 31, 2014 was $31.1 million, or $0.82 per diluted share, compared to $25.0 million, or $0.71 per diluted share, for 2013. Excluding pre-tax merger related expenses of $2.8 million in 2013, net income was $27.1 million or $0.77 per diluted share.

•	Total loans increased $185.3 million, or 8%, from 2013 to 2014. Commercial real estate loans increased $139.9 million, or 10%, from December 31, 2013 to December 31, 2014.

•

Total deposits were $2.79 billion at December 31, 2014, an increase of $81.6 million, or 3%, from December 31, 2013. Noninterest-bearing demand deposits, which totaled $646.1 million at year-end 2014, increased by $45.4 million, or 8%, from December 31, 2013. Noninterest-bearing demand deposits represented 23% of total deposits at year-end 2014.

•	The Company’s net interest margin at 3.64% for 2014 was five basis points lower than 2013.

•

The provision for loan and lease losses totaled $5.9 million in 2014, which was 37% lower than the $9.3 million reported for 2013. Net charge-offs at $5.0 million (0.19% of average loans) for 2014 were 41% lower than the $8.5 million (0.36% of average loans) for 2013.

•

The Somerset Hills acquisition, which was consummated on May 31, 2013, added six full service branches, $356.1 million in total assets, $10.4 million in investment securities, $246.5 million in loans (including $2.5 million in residential mortgages held for sale), and $311.8 million in deposits ($80.8 million in non-interest bearing demand deposits and $231.0 million in interest-bearing deposits) at fair value. The Company’s financial statements reflect the impact of the merger from the date of acquisition, which should be considered when comparing earnings for the periods presented. For more information on the Somerset Hills acquisition, please see Note 2—Acquisitions in this Annual Report on Form 10-K.

Net Income

Net income for 2014 was $31.1 million or $0.82 per diluted share compared to net income of $25.0 million or $0.71 per diluted share in 2013. Net interest income at $113.6 million for 2014 increased $9.0 million compared to 2013 due to an $8.3 million increase in interest income and a $720,000 reduction in interest expense. The increase in net interest income reflects an increase in interest earning assets resulting from the Somerset Hills acquisition as well as organic growth.

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

Net interest income for 2014 on a tax-equivalent basis was $114.5 million, representing an increase of $9.0 million, or 9%, from the $105.5 million earned in 2013. The increase in net interest income primarily resulted from growth in average interest-earning assets of $291.2 million. The net interest margin decreased from 3.69% in 2013 to 3.64% in 2014 primarily as a result of an 11 basis point decline in the yield on interest earning assets partially offset by a six basis point decrease in the cost of interest bearing liabilities. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $76.3 million. The components of net interest income will be discussed in greater detail below.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
Interest Income
Loans and leases	$10,473	$(4,215)	$6,258	$9,677	$(5,861)	$3,816
Taxable investment securities and other	938	1,117	2,055	(241)	(348)	(589)
Tax-exempt investment securities	(4)	24	20	170	(215)	(45)
Federal funds sold	(14)	(8)	(22)	23	19	42

Total interest income	11,393	(3,082)	8,311	9,629	(6,405)	3,224

Interest Expense
Savings deposits	9	(30)	(21)	26	(169)	(143)
Interest-bearing transaction accounts	369	(750)	(381)	887	(1,953)	(1,066)
Time deposits	(164)	(459)	(623)	(182)	(864)	(1,046)
Borrowings	694	(389)	305	(1,755)	(1,779)	(3,534)

Total interest expense	908	(1,628)	(720)	(1,024)	(4,765)	(5,789)

NET INTEREST INCOME
(TAX EQUIVALENT BASIS)	$10,485	$(1,454)	$9,031	$10,653	$(1,640)	$9,013

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,568,056	$110,587	4.31%	$2,317,158	$104,329	4.50%	$2,073,562	$100,513	4.85%
Taxable investment securities and other	470,144	10,040	2.14%	423,249	7,985	1.89%	435,733	8,574	1.97%
Tax-exempt securities	73,662	2,777	3.77%	73,768	2,757	3.74%	70,309	2,802	3.98%
Federal funds sold (B)	35,404	71	0.20%	41,870	93	0.22%	30,373	51	0.17%

Total interest-earning assets	3,147,266	123,475	3.92%	2,856,045	115,164	4.03%	2,609,977	111,940	4.29%
Noninterest earning assets:
Allowance for loan and lease losses	(30,146)			(30,053)			(29,091)
Other assets	283,341			276,868			252,055

TOTAL ASSETS	$3,400,461			$3,102,860			$2,832,941

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$384,715	$202	0.05%	$370,980	$223	0.06%	$347,766	$366	0.11%
Interest-bearing transaction accounts	1,454,967	3,366	0.23%	1,341,691	3,747	0.28%	1,171,318	4,813	0.41%
Time deposits	283,905	1,496	0.53%	309,384	2,119	0.68%	329,355	3,165	0.96%
Borrowings	241,820	3,873	1.60%	169,048	3,568	2.11%	237,814	7,102	2.99%

Total interest-bearing liabilities	2,365,407	8,937	0.38%	2,191,103	9,657	0.44%	2,086,253	15,446	0.74%

Noninterest-bearing liabilities:
Demand deposits	652,685			576,421			474,579
Other liabilities	15,159			14,513			13,826
Stockholders’ equity	367,210			320,823			258,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,400,461			$3,102,860			$2,832,941

Net interest income/spread		114,538	3.54%		105,507	3.59%		96,494	3.55%
Tax equivalent basis adjustment		972			965			981

NET INTEREST INCOME		$113,566			$104,542			$95,513

Net interest margin (C)			3.64%			3.69%			3.70%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income on a tax equivalent basis divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $115.2 million in 2013 to $123.5 million in 2014, an increase of $8.3 million, or 7%. The increase in interest income was primarily due to a $250.9 million increase in average loans and leases partially offset by a decrease in the yield on interest earning assets. The increase in average loans and leases is due primarily to the acquisition of Somerset Hills’ loans and leases which totaled $243.9 million at the time of acquisition as well as organic growth. The decline in yield on earning assets is primarily a result of loans being refinanced at lower rates and lower yields on new loans. The yield on average loans and leases at 4.31% in 2014 was 19 basis points lower than 2013. The yield on average taxable and tax exempt investment securities increased by 25 basis points and three basis points, respectively, compared to 2013.

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

Total interest expense decreased from $9.7 million in 2013 to $8.9 million in 2014, a decrease of $720,000, or 7%. The cost of average interest-bearing liabilities decreased from 0.44% in 2013 to 0.38% in 2014 as a result of declining rates and a change in mix of interest earning liabilities. The decrease in the cost of funds was due primarily to the continuing low rate environment which resulted in a five basis point reduction in the cost of interest-bearing transaction accounts, a 15 basis point reduction in the cost of time deposits and a 51 basis point reduction in the cost of borrowings. The cost of borrowings declined primarily as a result of new borrowings at lower rates as well as restructurings of other long-term borrowings in 2013. From 2013 to 2014, average savings accounts and interest-bearing transaction accounts increased by $13.7 million and $113.3 million, respectively. Average rates paid on interest-bearing liabilities declined in all categories.

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

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.64%, 3.69% and 3.70% for 2014, 2013 and 2012, respectively. The decrease in net interest margin from 2013 to 2014 was primarily a result of the decrease in yield on interest-earning assets.

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

The provision for loan and lease losses decreased from $9.3 million in 2013 to $5.9 million in 2014. The lower provision during 2014 was primarily a result of reduced net charge-offs at $5.0 million (0.19% of average loans), which were 41% lower than the $8.5 million (0.36% of average loans) for 2013.

The provision for loan and lease losses decreased from $14.9 million in 2012 to $9.3 million in 2013. Net charge-offs decreased from $14.4 million or 0.69% of average loans and leases in 2012 to $8.5 million or 0.36% of average loans and leases in 2013. The lower provision resulted from a decline in non-performing assets and from lower charge-offs during 2013.

Noninterest Income

Noninterest income decreased $3.2 million, or 15%, to $17.7 million in 2014 compared to 2013. In 2013 the Company recorded a $1.2 million pre-tax gain on the purchase and early extinguishment of $9.0 million of Lakeland Bancorp Capital Trust I debentures. Additionally, gain on sales of investment securities was $839,000 in 2013 compared to $2,000 in 2014. Other income at $1.1 million in 2014 was $983,000 lower than 2013. Within other income in 2014, the Company recorded no swap income, $573,000 in gains on sales of residential mortgages and $129,000 in gains on sales of other real estate owned compared to $181,000, $760,000, and $749,000, respectively, in 2013. Noninterest income represented 13% of total revenue in 2014. (Total revenue is defined as net interest income plus noninterest income).

Noninterest income increased $2.1 million, or 11%, to $21.0 million in 2013 compared to 2012. In 2013 the Company recorded a $1.2 million pre-tax gain on the debentures discussed above. Gain on sales of investment securities was $839,000 in 2013 compared to $1.0 million in 2012. Income on bank owned life insurance at $1.4 million in 2013 increased $66,000 or 5% compared to 2012 due primarily to the addition of policies acquired in the Somerset Hills merger. Other income at $2.1 million in 2013 was $576,000 higher than 2012 primarily due to increases in gain on sale of loans and gain on sale of other real estate, partially offset by a reduction in gain on sale of leases. Noninterest income represented 17% of total revenue in 2013.

Noninterest Expense

Noninterest expense totaling $79.1 million increased $394,000 from 2013 to 2014. There were no long term debt prepayment fees or merger related expenses in 2014 compared to $1.2 million and $2.8 million, respectively, in 2013. Excluding these nonrecurring expenses, noninterest expense increased $4.4 million. Salary and employee benefits at $45.2 million increased by $3.3 million, or 8%, primarily due to increased staffing resulting from the Somerset Hills merger. Also included in compensation expense in 2014 was the accrual of $293,000 in costs associated with the termination of a pension plan. Net occupancy expense at $8.9 million in 2014 increased $791,000 from 2013, due primarily to expenses relating to the six new branch locations acquired in the Somerset Hills acquisition and increased snow removal expenses during the first quarter of 2014. Furniture and equipment expense at $6.6 million increased $424,000 due primarily to the new branches previously mentioned and increased service contract expenses. Legal expense at $945,000 in 2014 decreased $87,000, while other real estate owned and other repossessed assets expense at $234,000 increased $210,000 compared to 2013. Other expenses at $11.4 million decreased $236,000 compared to 2013, due primarily to decreases in consulting expense, professional fees, data processing expense and loan related expenses.

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

The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding other real estate and other repossessed asset expense, long-term debt repayment fees, merger related expenses, provision for unfunded lending commitments and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on securities and gain on debt extinguishment). In 2014, the Company’s efficiency ratio on a tax equivalent basis was 59.35% compared to 59.74% in 2013. The efficiency ratio was 58.33% in 2012.

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Calculation of efficiency ratio (a non-GAAP measure)
Total non-interest expense	$79,135	$78,741	$67,673	$68,151	$70,405
Less:
Amortization of core deposit intangibles	(464)	(288)	—	(577)	(1,062)
Other real estate owned and other repossessed asset expense	(234)	(24)	(99)	(780)	(483)
Merger related expenses	—	(2,834)	—	—	—
Long-term debt prepayment fee	—	(1,209)	(782)	(800)	(1,835)
Provision for unfunded lending commitments	65	(55)	(93)	(375)	(195)

Non-interest expense, as adjusted	$78,502	$74,331	$66,699	$65,619	$66,830

Net interest income	$113,566	$104,542	$95,513	$97,413	$99,754
Noninterest income	17,722	20,961	18,905	18,117	19,268

Total revenue	131,288	125,503	114,418	115,530	119,022
Plus: Tax-equivalent adjustment on municipal securities	972	965	981	1,080	1,082
Less: Gains on sales of investment securities and debt extinguishment	(2)	(2,036)	(1,049)	(1,229)	(1,614)

Total revenue, as adjusted	$132,258	$124,432	$114,350	$115,381	$118,490

Efficiency ratio (Non-GAAP)	59.35%	59.74%	58.33%	56.87%	56.40%

Income Taxes

The Company’s effective income tax rate was 32.7%, 33.3% and 31.7%, in the years ended December 31, 2014, 2013 and 2012, respectively. The effective tax rate decrease in 2014 from 2013 was primarily a result of non-tax deductible merger related expenses included in pre-tax income in 2013, which resulted in a higher effective tax rate in 2013. The increase in the effective tax rate from 2012 to 2013 resulted primarily from the non-tax deductible merger related expenses as well as a reduction of tax advantaged items as a percent of pre-tax income. Tax advantaged items include interest income on tax-exempt securities and income on bank owned life insurance.

Financial Condition

Total assets increased from $3.32 billion on December 31, 2013 to $3.54 billion on December 31, 2014, an increase of $220.5 million, or 7%. Total loans were $2.66 billion, an increase of $185.3 million from $2.47 billion at December 31, 2013. Total deposits were $2.79 billion, an increase of $81.6 million from December 31, 2013. Total assets at year-end 2013 increased $399.1 million, or 14%, from year-end 2012, including Somerset Hills’ assets, which totaled $356.1 million at the time of acquisition.

Loans and Leases

Lakeland primarily serves Northern and Central New Jersey and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast. All of its borrowers are U.S. residents or entities.

Gross loans and leases at $2.66 billion increased by $185.3 million or 8% from December 31, 2013 primarily in the commercial loans secured by real estate category. Commercial loans secured by real estate increased $139.9 million, or 10%, from December 31, 2013 to December 31, 2014. Commercial, industrial and other loans and real estate construction loans increased $24.4 million, or 11%, and $10.9 million, or 21%, respectively. Leases also increased $13.4 million, or 32%, resulting from increased demand for equipment financing and from broadening our market area. Gross loans and leases at $2.47 billion as of December, 31 2013 increased $323.1 million compared to December 31, 2012. This includes Somerset Hills’ loans which totaled $243.9 million at the time of acquisition. Excluding Somerset Hills’ loans, total loans increased 4% from December 31, 2012 to December 31,2013, primarily in the commercial loans secured by real estate category. Excluding the impact of the Somerset Hills’ loans of $144.6 million, commercial loans secured by real estate increased $120.1 million, or 11%, from December 31, 2012 to December 31, 2013.

The following table sets forth the classification of Lakeland’s gross loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Commercial, secured by real estate	$1,529,761	$1,389,861	$1,125,137	$1,012,982	$970,240
Commercial, industrial and other	238,252	213,808	216,129	209,915	194,259
Leases	54,749	41,332	26,781	28,879	67,157
Real estate—residential mortgage	431,190	432,831	423,262	406,222	403,561
Real estate—construction	64,020	53,119	46,272	79,138	70,775
Home equity and consumer	337,642	339,338	309,626	304,190	306,322

	2,655,614	2,470,289	2,147,207	2,041,326	2,012,314
Plus deferred costs (fees)	(1,788)	(1,273)	(364)	249	2,303

Loans and leases net of deferred costs (fees)	$2,653,826	$2,469,016	$2,146,843	$2,041,575	$2,014,617

At December 31, 2014, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth maturities and sensitivity to changes in interest rates in commercial loans in Lakeland’s loan portfolio at December 31, 2014:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Commercial, secured by real estate	$92,448	$263,902	$1,173,411	$1,529,761
Commercial, industrial and other	133,300	61,139	43,813	238,252
Real estate—construction	39,420	6,569	18,031	64,020

Total	$265,168	$331,610	$1,235,255	$1,832,033

Predetermined rates	$33,699	$216,983	$210,785	$461,467
Floating or adjustable rates	231,469	114,627	1,024,470	1,370,566

Total	$265,168	$331,610	$1,235,255	$1,832,033

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

The following schedule sets forth certain information regarding Lakeland’s non-accrual (including troubled debt restructurings that are on non-accrual) and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	At December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Commercial, secured by real estate	$7,424	$7,697	$10,511	$16,578	$12,905
Commercial, industrial, and other	308	88	1,476	4,608	1,702
Leases, including leases held for sale	88	—	32	575	6,277
Real estate—residential mortgage	9,246	6,141	8,733	11,610	12,834
Real estate-construction	188	831	4,031	12,393	6,321
Home equity and consumer	3,415	2,175	3,197	3,252	2,930

Total non-accrual loans and leases	20,669	16,932	27,980	49,016	42,969
Other real estate and other repossessed assets	1,026	520	529	1,182	1,592

TOTAL NON-PERFORMING ASSETS	$21,695	$17,452	$28,509	$50,198	$44,561

Non-performing assets as a percent of total assets	0.61%	0.53%	0.98%	1.78%	1.60%

Loans and leases past due 90 days or more and still accruing	$66	$1,997	$1,437	$1,367	$1,218

Troubled debt restructurings, still accruing	$10,579	$10,289	$7,336	$8,856	$9,073

Non-accrual loans and leases increased to $20.7 million on December 31, 2014 from $16.9 million at December 31, 2013. The increase in non-accrual loans was primarily in residential mortgages and home equity and consumer loans, which increased $3.1 million and $1.2 million, respectively.

Non-accruals included five loan relationships between $500,000 and $1.0 million totaling $3.3 million, and two loan relationships exceeding $1.0 million totaling $3.7 million. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $1.3 million and $2.3 million in troubled debt restructurings for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, Lakeland had $10.6 million in loans that were restructured and still accruing. Restructured loans are those loans where Lakeland has granted concessions to the borrower in payment terms in rate and/or in maturity as a result of the financial condition of the borrower.

For 2014, the gross interest income that would have been recorded, had the loans and leases classified at year-end as impaired been performing in conformance with their original terms, is approximately $1.8 million. The amount of interest income actually recorded on those loans and leases for 2014 was $711,000. The resultant loss of $1.1 million for 2014 compares with prior year losses of $1.3 million for 2013 and $2.1 million for 2012.

As of December 31, 2014, Lakeland had impaired loans and leases totaling $25.7 million (consisting primarily of non-accrual and restructured loans and leases), compared to $24.6 million at December 31, 2013. The valuation allowance of these loans and leases is based primarily on the fair value of the underlying collateral. Based upon such evaluation, $1.9 million has been allocated to the allowance for loan and lease losses for impairment at December 31, 2014 compared to $910,000 at December 31, 2013. At December 31, 2014, Lakeland also had $46.3 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $62.5 million at December 31, 2013.

There were no additional loans or leases at December 31, 2014, other than those designated non-performing, impaired or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2014, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$29,821	$28,931	$28,416	$27,331	$25,563

Loans and leases charged off:
Commercial, secured by real estate	2,282	2,026	7,287	5,352	7,510
Commercial, industrial and other	999	1,324	949	5,249	3,298
Leases	597	206	999	2,858	4,307
Real estate—residential mortgage	827	1,257	1,822	1,772	397
Real estate-construction	25	3,854	2,888	3,636	1,756
Home equity and consumer	2,697	1,624	2,074	3,010	2,250

Total loans and leases charged off	7,427	10,291	16,019	21,877	19,518

Recoveries:
Commercial, secured by real estate	999	1,061	280	2,084	134
Commercial, industrial and other	1,039	260	428	439	62
Leases	19	121	504	1,206	1,391
Real estate—residential mortgage	42	99	66	32	7
Real estate-construction	106	14	43	67	—
Home equity and consumer	220	283	306	318	411

Total Recoveries	2,425	1,838	1,627	4,146	2,005

Net charge-offs:	5,002	8,453	14,392	17,731	17,513
Provision for loan and lease losses charged to operations	5,865	9,343	14,907	18,816	19,281

Ending balance	$30,684	$29,821	$28,931	$28,416	$27,331

Ratio of net charge-offs to average loans and leases outstanding:	0.19%	0.36%	0.69%	0.89%	0.88%
Ratio of allowance at end of year as a percentage of year-end total loans and leases	1.16%	1.21%	1.35%	1.39%	1.36%

The ratio of the allowance for loan and lease losses to loans and leases outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio as discussed above in “Critical Accounting Policies, Judgments and Estimates—Allowance for Loan and Lease Losses.”

While the overall balance of the allowance for loan and lease losses at $30.7 million at December 31, 2014 only increased $863,000, or 3%, from December 31, 2013, the distribution of the allowance changed between segments of the loan portfolio reflecting changes in the non-performing loan and charge-off statistics within each portfolio. Loan reserves are based on a combination of historical charge-off experience (analyzing gross charge-offs over a twelve quarter period for commercial loans, and an eight quarter period for all other portfolios), estimating the appropriate loss emergence period and qualitative factors based on general economic conditions and specific bank portfolio characteristics.

Based on the above analysis, and based on trends in charge-offs and non-performing loans, the allowances for commercial real estate loans and commercial, industrial and other loans have declined as a result of a significant reduction in charge-offs over a three year look-back period. On the other hand, home equity, consumer and residential loan charge-offs have not experienced the same level of decline. The home equity and consumer loan portfolio gross charge-offs increased from $1.6 million in 2013 to $2.7 million in 2014 while its non-performing loans have increased from $2.2 million to $3.4 million in the same time period. As a result, the allowance for home equity and consumer loans has increased from $2.7 million on December 31, 2013 to $6.3 million on December 31, 2014. Residential non-performing loans have increased from $6.1 million on December 31, 2013 to $9.2 million on December 31, 2014. Because of the negative trends in the charge-offs and non-performing loans in the home equity, consumer and residential mortgage portfolio, management believed that a higher allowance was required for these portfolios.

Non-performing loans and leases increased from $16.9 million on December 31, 2013 to $20.7 million on December 31, 2014 and the allowance for loan and lease losses was 1.16% of total loans and leases on December 31, 2014 compared to 1.21% of total loans and leases on December 31, 2013. Excluding the impact of the loans acquired in the Somerset acquisition which are accounted for under acquisition accounting, the allowance for loan and lease losses as a percent of total loans would be 1.25% and 1.34% on December 31, 2014 and 2013, respectively. The decline in the allowance for loan and lease losses as a percent of total loans results primarily from a $3.5 million decline in net charge-offs in 2014 compared to 2013. Management believes, based on appraisals and estimated selling costs that the majority of its non-performing loans are well secured and that the reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2014.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans and leases that Lakeland has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans and leases in each category as well as historical trends.

	At December 31,
	2014		2013		2012		2011		2010
	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category
	(in thousands)
Commercial, secured by real estate	$13,577	57.6%	$14,463	56.2%	$16,258	52.4%	$16,618	49.6%	$11,366	48.2%
Commercial, industrial and other	3,196	9.0%	5,331	8.7%	5,103	10.1%	3,477	10.3%	5,113	9.7%
Leases	582	2.1%	504	1.7%	578	1.2%	688	1.4%	3,477	3.3%
Real estate—residential mortgage	4,020	16.2%	3,214	17.5%	3,568	19.7%	3,077	19.9%	2,628	20.1%
Real estate—construction	553	2.4%	542	2.2%	587	2.2%	1,424	3.9%	2,176	3.5%
Home equity and consumer	6,333	12.7%	2,737	13.7%	2,837	14.4%	3,132	14.9%	2,571	15.2%
Unallocated	2,423		3,030		—		—		—

	$30,684	100.0%	$29,821	100.0%	$28,931	100.0%	$28,416	100.0%	$27,331	100.0%

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

	December 31,
	2014	2013	2012
	(in thousands)
U.S. Treasury and U.S. government agencies	$114,397	$89,897	$102,660
Mortgage-backed securities, residential	352,264	339,098	278,624
Mortgage-backed securities, multifamily	7,235	2,355	1,421
Obligations of states and political subdivisions	71,920	80,394	77,421
Equity securities	17,574	16,146	15,516
Other debt securities	2,035	4,960	14,993

	$565,425	$532,850	$490,635

The Company also does not own any interests in any hedge funds or private equity funds that are designated “covered funds” under the Volcker Rule issued in December 2013. All of the Company’s mortgage-backed securities are issued by U.S. Government or U.S. Government sponsored entities.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2014, at fair value:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$—	$67,888	$26,032	$—	$93,920
Yield	—%	1.36%	1.91%	—%	1.51%
Mortgage-backed securities, residential
Amount	—	3,069	26,440	280,446	309,955
Yield	—%	3.28%	2.14%	2.03%	2.05%
Mortgage-backed securities, multifamily
Amount	—	—	4,976	—	4,976
Yield	—%	—%	2.44%	—%	2.44%
Obligations of states and political subdivisions
Amount	975	11,853	16,427	1,264	30,519
Yield	2.94%	3.74%	3.17%	3.09%	3.38%
Other debt securities
Amount	—	505	—	—	505
Yield	—%	2.12%	—%	—%	2.12%
Other equity securities
Amount	17,574	—	—	—	17,574
Yield	1.98%	—%	—%	—%	1.98%

Total securities
Amount	$18,549	$83,315	$73,875	$281,710	$457,449
Yield	2.03%	1.77%	2.31%	2.03%	2.03%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2014, at amortized cost:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$—	$5,004	$15,473	$—	$20,477
Yield	—%	1.98%	2.19%	—%	2.14%
Mortgage-backed securities, residential
Amount	—	6	449	41,854	42,309
Yield	—%	1.88%	4.87%	2.47%	2.50%
Mortgage-backed securities, multifamily
Amount	—	—	1,302	957	2,259
Yield	—%	—%	1.73%	2.36%	1.99%
Obligations of states and political subdivisions
Amount	8,344	7,579	19,804	5,674	41,401
Yield	2.33%	3.58%	3.21%	3.38%	3.12%
Other debt securities
Amount	501	1,029	—	—	1,530
Yield	5.05%	5.72%	—%	—%	5.50%

Total securities
Amount	$8,845	$13,618	$37,028	$48,485	$107,976
Yield	2.49%	3.15%	2.75%	2.53%	2.70%

Other Assets

Other assets decreased from $19.8 million at December 31, 2013 to $16.0 million at December 31, 2014 primarily due to a $3.5 million decrease in deferred taxes resulting from a change in the unrealized gain in securities available for sale.

Deposits

Total deposits increased from $2.71 billion on December 31, 2013 to $2.79 billion on December 31 2014, an increase of $81.6 million, or 3%. Noninterest bearing deposits increased $45.4 million, or 8%, to $646.1 million. Savings and interest-bearing transaction accounts increased $52.3 million.

Total deposits increased from $2.37 billion on December 31, 2012 to $2.71 billion on December 31, 2013, an increase of $338.2 million, or 14%. Somerset Hills’ deposits totaled $311.8 million at the time of acquisition.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$652,685	—%	$576,421	—%	$474,579	—%
Interest-bearing transaction accounts	1,454,967	0.23%	1,341,691	0.28%	1,171,318	0.41%
Savings	384,715	0.05%	370,980	0.06%	347,766	0.11%
Time deposits	283,905	0.53%	309,384	0.68%	329,355	0.96%

Total	$2,776,272	0.18%	$2,598,476	0.23%	$2,323,018	0.36%

As of December 31, 2014, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$24,762
Over 3 through 6 months	18,996
Over 6 through 12 months	36,860
Over 12 months	33,719

Total	$114,337

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

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $45.7 million in 2014 compared to $50.7 million and $48.6 million in 2013 and 2012, respectively.

•

Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2014, Lakeland generated $81.6 million in deposit growth compared to $338.2 million in 2013. Excluding the impact of the Somerset Hills’ deposits, Lakeland generated $26.5 million in deposit growth in 2013.

•

Sales of securities and overnight funds. At year-end 2014, the Company had $457.4 million in securities designated “available for sale.” Of these securities, $311.3 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on December 31, 2014. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $81.0 million at December 31, 2014. Lakeland also has the ability to utilize an unsecured line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2014.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for year ended December 31, 2014 follows.

Cash and cash equivalents totaling $109.3 million on December 31, 2014, increased $6.6 million from December 31, 2013. Operating activities provided $45.7 million in net cash. Investing activities used $220.7 million in net cash, primarily reflecting an increase in loans and leases and investment securities. Financing activities provided $181.5 million in net cash primarily reflecting a net increase in deposits and other borrowings of $81.8 million and $83.5 million, respectively, partially offset by the payment of dividends.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2014. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

		Payment due period
(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$24,277	$2,469	$3,977	$2,935	$14,896
Benefit plan commitments	6,595	174	603	793	5,025
Remaining contractual maturities of time deposits	279,962	189,872	78,341	11,620	129
Subordinated debentures	41,238	—	—	—	41,238
Loan commitments	621,305	488,162	87,234	477	45,432
Other borrowings	202,498	30,000	82,498	80,000	10,000
Interest on other borrowings*	31,334	4,516	7,732	3,362	15,724
Standby letters of credit	10,449	10,301	68	—	80

Total	$1,217,658	$725,494	$260,453	$99,187	$132,524

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 1.87%.

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

Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity represents the fair value of the net present value of assets, liabilities and off-balance-sheet items. Changes in estimates and assumptions made for interest rate sensitivity modeling could have a significant impact on projected results and conclusions. These assumptions could include prepayment rates, sensitivity of non-maturity deposits, decay rates and other similar assumptions. Therefore, if our assumptions should change, this technique may not accurately reflect the impact of general interest rate movements on the Company’s net interest income or net portfolio value.

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2015 (the base case) is $111.6 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
December 31, 2014	-3.6%	-1.9%
December 31, 2013	-3.9%	-2.0%

The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%
December 31, 2014	-5.2%	-3.2%	-1.3%	-4.5%	-6.8%	-6.8%
December 31, 2013	-8.2%	-5.1%	-2.1%	-4.8%	-7.1%	-8.2%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2014 (the base case) was $491.4 million. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-35.0%	-25.0%	-15.0%	-15.0%	-25.0%	-35.0%
December 31, 2014	-13.0%	-8.2%	-3.5%	0.7%	-2.5%	-4.8%
December 31, 2013	-17.8%	-11.3%	-5.0%	1.6%	-1.5%	-6.0%

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

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Capital Resources

Stockholders’ equity increased from $351.4 million on December 31, 2013 to $379.4 million on December 31, 2014. The increase in stockholders’ equity from December 31, 2013 to December 31, 2014 was primarily due to $31.1 million in net income and $6.2 million in other comprehensive income on the Company’s available for sale securities portfolio, partially offset by payment of dividends on common stock of $10.8 million.

Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $9.28 on December 31, 2013 to $10.01 on December 31, 2014 primarily as a result of net income. Book value per common share was $9.00 on December 31, 2012. Tangible book value per share increased from $6.31 on December 31, 2013 to $7.06 on December 31, 2014. For more information see “Non-GAAP Financial Measures.”

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

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2014 and 2013:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
	2014	2013	2014	2013	2014	2013
Capital Ratios:
The Company	9.08%	8.90%	11.76%	11.73%	12.98%	12.98%
Lakeland Bank	8.39%	8.38%	10.87%	11.04%	12.10%	12.29%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule through January 1, 2019. The Company believes that as of December 31, 2014, Lakeland Bancorp and Lakeland Bank would meet all the requirements under the new rules on a fully phased-in basis, if such requirements were fully in effect.

Non-GAAP Financial Measures

	December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period—GAAP	$379,438	$351,424	$280,867	$241,303	$223,235
Less:
Goodwill	109,974	109,974	87,111	87,111	87,111
Other identifiable intangible assets, net	1,960	2,424	—	—	578

Total tangible common stockholders’ equity at end of period—Non-GAAP	$267,504	$239,026	$193,756	$154,192	$135,546

Shares outstanding at end of period(1)	37,911	37,874	31,212	28,178	27,918

Book value per share—GAAP(1)	$10.01	$9.28	$9.00	$8.56	$8.00

Tangible book value per share—Non-GAAP(1)	$7.06	$6.31	$6.21	$5.47	$4.86

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period—Non-GAAP	$267,504	$239,026	$193,756	$154,192	$135,546

Total assets at end of period—GAAP	$3,538,325	$3,317,791	$2,918,703	$2,825,950	$2,792,674
Less:
Goodwill	109,974	109,974	87,111	87,111	87,111
Other identifiable intangible assets, net	1,960	2,424	—	—	578

Total tangible assets at end of period—Non-GAAP	$3,426,391	$3,205,393	$2,831,592	$2,738,839	$2,704,985

Common equity to assets—GAAP	10.72%	10.59%	9.62%	8.54%	7.99%

Tangible common equity to tangible assets—Non-GAAP	7.81%	7.46%	6.84%	5.63%	5.01%

(1)	Adjusted for 5% stock dividends in 2014, 2012 and 2011.

	For the years ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Calculation of return on average tangible common equity
Net income—GAAP	$31,129	$24,969	$21,742	$19,851	$19,211

Total average common stockholders’ equity—GAAP	$367,210	$320,923	$256,364	$232,711	$220,796
Less:
Average goodwill	109,972	100,753	87,111	87,111	87,111
Average other identifiable intangible assets, net	2,200	1,513	—	166	1,120

Total average tangible common stockholders’ equity—Non GAAP	$255,038	$218,657	$169,253	$145,434	$132,565

Return on average common stockholders’ equity—GAAP	8.48%	7.78%	8.48%	8.53%	8.70%

Return on average tangible common stockholders’ equity—Non-GAAP	12.21%	11.42%	12.85%	13.65%	14.49%

(dollars in thousands, except per share amounts)	Including Merger Related Expenses	Excluding Merger Related Expenses
Reconciliation of Earnings Per Share—December 31, 2013	$24,969	$24,969
Merger Related Expenses:
Tax Deductible—$1,652,000 net of tax	—	978
Non Tax Deductible—$1,182,000	—	1,182

Net Effect of Merger Related Expenses	$—	$2,160

Net Income Available to Common Shareholders ex-Merger Related Expenses	$24,969	27,129
Less: Earnings Allocated to Participating Securities	(178)	(178)

	$24,791	$26,951
Weighted Average Shares—Basic	34,742	34,742
Weighted Average Shares—Diluted	34,902	34,902
Basic Earnings Per Common Share	$0.71	$0.78
Diluted Earnings Per Common Share	$0.71	$0.77

Quarterly financial data (unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Total interest income	$29,930	$30,549	$30,796	$31,228
Total interest expense	2,085	2,130	2,344	2,378

Net interest income	27,845	28,419	28,452	28,850
Provision for loan and lease losses	1,489	1,593	1,194	1,589
Noninterest income (excluding investment securities gains)	4,071	4,371	4,809	4,469
Gains on investment securities, net	2	—	—	—
Core deposit intangible amortization	123	119	111	111
Noninterest expense	19,619	19,411	19,574	20,067

Income before taxes	10,687	11,667	12,382	11,552
Income taxes	3,524	3,886	4,136	3,613

Net Income Available to Common Stockholders	$7,163	$7,781	$8,246	$7,939

Earnings per share of common stock(1)
Basic	$0.19	$0.20	$0.22	$0.21
Diluted	$0.19	$0.20	$0.22	$0.21

(1)	Adjusted for 5% stock dividend payable on June 17, 2014 to shareholders of record June 3, 2014.

	Quarter ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Total interest income	$26,569	$27,630	$29,855	$30,145
Total interest expense	2,633	2,484	2,368	2,172

Net interest income	23,936	25,146	27,487	27,973
Provision for loan and lease losses	3,183	2,594	1,879	1,687
Noninterest income (excluding investment securities gains and gain on debt extinguishment)	4,546	4,595	4,645	5,139
Gains on investment securities, net	505	1	—	333
Gain on debt extinguishment	—	1,197	—	—
Long term debt prepayment fee	526	—		683
Merger related expenses	631	1,452	744	7
Core deposit intangible amortization	—	41	123	124
Noninterest expense	17,070	17,900	19,540	19,900

Income before taxes	7,577	8,952	9,846	11,044
Income taxes	2,469	3,049	3,229	3,703

Net Income Available to Common Stockholders	$5,108	$5,903	$6,617	$7,341

Earnings per share of common stock(1)
Basic	$0.16	$0.18	$0.18	$0.19
Diluted	$0.16	$0.18	$0.18	$0.19

(1)	Adjusted for 5% stock dividend payable on June 17, 2014 to shareholders of record June 3, 2014.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the elimination of the concept of the extraordinary items from the statement of operations. The purpose of this update is to simplify the statement of operations presentation and to align the US GAAP income statement more closely with international accounting standards. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued an accounting standards update regarding share-based payments that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company has determined that adoption of this update is not expected to have a material impact on its accounting and disclosures.

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

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. This guidance is effective for the Company beginning January 1, 2017. The Company is still evaluating the potential impact on the Company’s financial statements.

In January 2014, the FASB issued an accounting standards update to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8—Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(dollars in thousands)
ASSETS
Cash	$102,549	$94,205
Interest-bearing deposits due from banks	6,767	8,516

Total cash and cash equivalents	109,316	102,721
Investment securities, available for sale, at fair value	457,449	431,106
Investment securities, held to maturity, at amortized cost with fair value of $109,030 in 2014 and $100,394 in 2013	107,976	101,744
Federal Home Loan Bank and other membership stock, at cost	9,846	7,938
Loans held for sale	592	1,206
Loans, net of deferred costs (fees)	2,653,826	2,469,016
Less: allowance for loan and lease losses	30,684	29,821

Net loans	2,623,142	2,439,195
Premises and equipment—net	35,675	37,148
Accrued interest receivable	8,896	8,603
Goodwill	109,974	109,974
Other identifiable intangible assets	1,960	2,424
Bank owned life insurance	57,476	55,968
Other assets	16,023	19,764

TOTAL ASSETS	$3,538,325	$3,317,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$646,052	$600,652
Savings and interest-bearing transaction accounts	1,864,805	1,812,467
Time deposits under $100 thousand	165,625	180,859
Time deposits $100 thousand and over	114,337	115,227

Total deposits	2,790,819	2,709,205
Federal funds purchased and securities sold under agreements to repurchase	108,935	81,991
Other borrowings	202,498	119,000
Subordinated debentures	41,238	41,238
Other liabilities	15,397	14,933

TOTAL LIABILITIES	3,158,887	2,966,367

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 70,000,000 shares; issued shares, 37,910,840 at December 31, 2014 and 37,873,800 at December 31, 2013	384,731	364,637
Accumulated Deficit	(6,816)	(8,538)
Accumulated other comprehensive gain (loss)	1,523	(4,675)

TOTAL STOCKHOLDERS’ EQUITY	379,438	351,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,538,325	$3,317,791

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$110,587	$104,329	$100,513
Federal funds sold and interest-bearing deposits with banks	71	93	51
Taxable investment securities and other	10,040	7,985	8,574
Tax-exempt investment securities	1,805	1,792	1,821

TOTAL INTEREST INCOME	122,503	114,199	110,959

INTEREST EXPENSE
Deposits	5,064	6,089	8,344
Federal funds purchased and securities sold under agreements to repurchase	78	39	79
Other borrowings	3,795	3,529	7,023

TOTAL INTEREST EXPENSE	8,937	9,657	15,446

NET INTEREST INCOME	113,566	104,542	95,513
Provision for loan and lease losses	5,865	9,343	14,907

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	107,701	95,199	80,606
NONINTEREST INCOME
Service charges on deposit accounts	10,523	10,837	10,504
Commissions and fees	4,634	4,585	4,491
Gain on sales and calls of investment securities, net	2	839	1,049
Gain on debt extinguishment	—	1,197	—
Income on bank owned life insurance	1,453	1,410	1,344
Other income	1,110	2,093	1,517

TOTAL NONINTEREST INCOME	17,722	20,961	18,905

NONINTEREST EXPENSE
Salaries and employee benefits	45,167	41,871	38,586
Net occupancy expense	8,865	8,074	7,089
Furniture and equipment	6,605	6,181	4,751
Stationery, supplies and postage	1,403	1,482	1,415
Marketing expense	2,025	2,088	2,034
Core deposit intangible amortization	464	288	—
FDIC insurance expense	2,019	2,014	2,163
Legal expense	945	1,032	1,236
Other real estate and repossessed asset expense	234	24	99
Long-term debt prepayment fee	—	1,209	782
Merger related expenses	—	2,834	—
Other expenses	11,408	11,644	9,518

TOTAL NONINTEREST EXPENSE	79,135	78,741	67,673

Income before provision for income taxes	46,288	37,419	31,838
Provision for income taxes	15,159	12,450	10,096

NET INCOME	$31,129	$24,969	$21,742

Dividends on Preferred Stock and Accretion	$—	$—	$620

Net Income Available to Common Stockholders	$31,129	$24,969	$21,122

PER SHARE OF COMMON STOCK:
Basic earnings	$0.82	$0.71	$0.72

Diluted earnings	$0.82	$0.71	$0.72

Cash dividends	$0.29	$0.27	$0.24

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
NET INCOME	$31,129	$24,969	$21,742

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities gains (losses) during period	6,180	(8,690)	1,728
Less: reclassification for gains included in net income	2	509	682
Change in pension liability, net	20	588	19

Other Comprehensive Income (Loss)	6,198	(8,611)	1,065

TOTAL COMPREHENSIVE INCOME	$37,327	$16,358	$22,807

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014, 2013 and 2012

	Common stock	Series A Preferred Stock	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(dollars in thousands)
BALANCE DECEMBER 31, 2011	$270,044	$18,480	($26,061)	($5,551)	$2,871	$259,783

Net Income	—	—	21,742	—	—	21,742
Other comprehensive income, net of tax	—	—	—	—	1,065	1,065
Preferred dividends	—	—	(100)	—	—	(100)
Accretion of discount	—	520	(520)	—	—	—
Stock based compensation	746	—	—	—	—	746
Redemption of preferred stock	—	(19,000)	—	—	—	(19,000)
Warrant repurchase	(2,800)	—	—	—	—	(2,800)
Stock dividend	12,345	—	(12,345)	—	—	—
Stock issuance, net of expenses	25,040	—	—	—	—	25,040
Issuance of restricted stock awards	(1,153)	—	—	1,153	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	(432)	—	(1,088)	1,680	—	160
Exercise of stock options, net of excess tax benefits	4	—	—	—	—	4
Cash dividends, common stock	—	—	(5,773)	—	—	(5,773)

BALANCE December 31, 2012	303,794	—	(24,145)	(2,718)	3,936	280,867

Net Income	—	—	24,969	—	—	24,969
Other comprehensive loss, net of tax	—	—	—	—	(8,611)	(8,611)
Stock based compensation	895	—	—	—	—	895
Issuance of restricted stock awards	(1,301)	—	—	1,301	—	—
Issuance of stock for acquisition	57,419	—	—	—	—	57,419
Issuance of stock options for acquisition	1,500	—	—	—	—	1,500
Issuance of stock to dividend reinvestment and stock purchase plan	458	—	(1,210)	938	—	186
Exercise of stock options, net of excess tax benefits	1,872	—	—	479	—	2,351
Cash dividends, common stock	—	—	(8,152)	—	—	(8,152)

BALANCE December 31, 2013	$364,637	$—	($8,538)	$—	($4,675)	$351,424

Net Income	—	—	31,129	—	—	31,129
Other comprehensive income, net of tax	—	—	—	—	6,198	6,198
Stock based compensation	1,390	—	—	—	—	1,390
Stock dividend	18,266	—	(18,266)	—	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	382	—	(305)	—	—	77
Retirement of restricted stock	(104)	—	—	—	—	(104)
Exercise of stock options, net of excess tax benefits	160	—	—	—	—	160
Cash dividends, common stock	—	—	(10,836)	—	—	(10,836)

BALANCE December 31, 2014	$384,731	—	$(6,816)	—	$1,523	$379,438

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,129	$24,969	$21,742
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	3,456	4,787	6,125
Depreciation and amortization	3,454	3,625	3,067
Amortization of intangible assets	464	288	—
Provision for loan and lease losses	5,865	9,343	14,907
Stock based compensation	1,390	895	746
Loans originated for sale	(23,386)	(34,718)	—
Proceeds from sales of loans	24,573	36,804	—
Gains on securities	(2)	(839)	(1,049)
Gains on sales of loans held for sale	(573)	(760)	—
Gains on debt extinguishment	—	(1,197)	—
Gains on leases	—	—	(471)
Gains on other real estate and other repossessed assets	(258)	(934)	(47)
Gain on sale of premises and equipment	(65)	(60)	(201)
Deferred tax provision	(34)	164	576
(Increase) decrease in other assets	(879)	7,366	2,107
Increase in other liabilities	495	995	1,089

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,629	50,728	48,591

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisition	—	74,316	—
Proceeds from repayments on and maturity of securities:
Available for sale	55,810	70,779	117,130
Held to maturity	22,508	22,952	26,070
Proceeds from sales of securities:
Available for sale	15,719	64,020	97,824
Held to maturity	1,301	—	—
Purchase of securities:
Available for sale	(90,630)	(187,452)	(144,652)
Held to maturity	(30,556)	(19,603)	(54,510)
Net (increase) decrease in Federal Home Loan Bank and other membership bank stock	(1,908)	(2,063)	2,951
Net increase in loans and leases	(191,910)	(91,201)	(120,870)
Proceeds from sales of bank premises and equipment	118	463	749
Capital expenditures	(2,492)	(2,786)	(8,978)
Proceeds from sales of other real estate and other repossessed assets	1,484	4,509	1,768

NET CASH USED IN INVESTING ACTIVITIES	(220,556)	(66,066)	(82,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	81,783	26,540	121,344
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	26,944	(35,298)	45,158
Proceeds from other borrowings	168,498	50,000	280,000
Repayments of other borrowings	(85,000)	(16,000)	(350,000)
Issuance of stock to Dividend Reinvestment and Stock Purchase Plan	77	186	160
Proceeds on issuance of stock, net	—	—	25,040
Redemption of subordinated debentures, net	—	(9,113)	(25,000)
Redemption of preferred stock and common stock warrant	—	—	(21,800)
Exercise of stock options	90	2,209	—
Retirement of Restricted stock	(104)	—	—
Excess tax benefits	70	142	4
Dividends paid on preferred stock	—	—	(219)
Dividends paid on common stock	(10,836)	(8,152)	(5,773)

NET CASH PROVIDED BY FINANCING ACTIVITIES	181,522	10,514	68,914

Net increase (decrease) in cash and cash equivalents	6,595	(4,824)	34,987
Cash and cash equivalents, beginning of year	102,721	107,545	72,558

CASH AND CASH EQUIVALENTS, END OF YEAR	$109,316	$102,721	$107,545

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

Moreover, the Company primarily operates in one market area, Northern and Central New Jersey. Therefore, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. Accordingly, the Company has determined that it has one operating segment and thus one reporting segment.

Investment Securities

Investment securities are classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income (loss) and excluded from the determination of net income. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. Losses are recorded through the statement of income when the impairment is considered other-than-temporary, even if a decision to sell has not been made.

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

Interest income is accrued as earned on a simple interest basis. All unamortized fees and costs related to the loan are amortized over the life of the loan using the interest method. Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of interest and principal is doubtful. When a loan or lease is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income.

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

Loans and leases are considered impaired when, based on current information and events, it is probable that Lakeland will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, Lakeland may measure impairment based on a loan’s observable market price, or the fair value of the collateral, less estimated costs to sell, if the loan is collateral-dependent. Regardless of the measurement method, Lakeland measures impairment based on the fair value of the collateral when it is determined that foreclosure is probable. Most of Lakeland’s impaired loans are collateral-dependent. Lakeland groups impaired commercial loans under $500,000 into a homogeneous pool and collectively evaluates them. Interest received on impaired loans and leases may be recorded as interest income. However, if management is not reasonably certain that an impaired loan and lease will be repaid in full, or if a specific time frame to resolve full collection cannot yet be reasonably determined, all payments received are recorded as reductions of principal.

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

Once an obligation has been restructured because of credit problems, it continues to be considered restructured until paid in full or if all of the following conditions are met: (1) the financial problems of the borrower have been cured; (2) the obligation is returned to a market rate and term; and (3) there has been performance for the longer of the next annual reporting period or six consecutive months. If an obligation has been restructured, it will continue to be classified as impaired until the obligation is fully repaid or until it meets all of the following criteria: 1) the borrower is no longer experiencing financial difficulties, 2) the rate is not less than the rate provided for similar credit risk, 3) other terms are no less favorable than similar new debt and 4) no concessions were granted (any prior principal forgiveness is deemed to be an ongoing concession).

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also analyzes historical losses by loan and lease category, and considers the resulting loss rates when determining the reserves on current loan and lease total amounts. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of our past loss experience by loan segment. Loss reserves for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

The determination of the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. The evaluation process is undertaken on a quarterly basis.

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of reserve amounts for all specifically identified classified loans and leases that have been designated as requiring attention by Lakeland.

•

The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired loans under $500,000, leases, 1 – 4 family residential mortgages, and consumer loans.

•

The establishment of reserve amounts for the non-classified loans and leases in each portfolio based upon the historical average loss experience as modified by management’s assessment of the loss emergence period for these portfolios and management’s evaluation of key factors.

•

Lakeland also maintains an unallocated component in its allowance for loan and lease losses. Management believes that the unallocated component is warranted for inherent factors that cannot be practically assigned to individual loss categories, such as the periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and Lakeland’s internal credit review process.

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

A loan that management designates as impaired is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan and all outstanding interest owed, and the loan is not in the process of collection. Charge-offs are recommended by the Chief Credit Officer and approved by the Board on a monthly basis.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP which requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitization of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments. As of December 31, 2014 and 2013, Lakeland had mortgages classified as held for sale totaling $592,000 and $1.2 million, respectively.

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

Mortgage Servicing

Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2014 and 2013, Lakeland was servicing approximately $33.9 million and $37.8 million, respectively, of loans for others.

Lakeland originates certain mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, Lakeland records the servicing assets retained. Lakeland records mortgage servicing rights and the loans based on relative fair values at the date of origination and evaluates the mortgage servicing rights for impairment at each reporting period. Lakeland also originates loans that it sells to other banks and investors and does not retain the servicing rights.

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2014 and 2013, Lakeland had originated mortgage servicing rights of $217,000 and $274,000, respectively.

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

The credit risk associated with derivatives executed with customers is similar as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income on the consolidated statement of income.

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

Stock-Based Compensation

The Company’s shareholders approved the 2009 Equity Compensation Program, which authorizes the granting of incentive stock options, supplemental stock options, restricted shares and restricted stock units to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes the issuance of up to 2.3 million shares in connection with options and awards granted under the 2009 program. The Company’s stock option grants under this plan expire 10 years from the date of grant, ninety days after termination of service other than for cause, or one year after death or disability of the grantee. In 2014, the Company began issuing restricted stock units (RSUs), some of which have performance conditions attached to them. The Company generally issues shares for option exercises from its treasury stock using the cost method or issues new shares if no treasury shares are available.

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company, which includes those employees serving as officers and directors of the Company. The plan authorized 2,613,185 shares of common stock of the Company. All of the Company’s stock option grants expire 10 years from the date of grant, thirty days after termination of service other than for cause, or one year after death or disability of the grantee. The Company has no option or restricted stock awards with market or performance conditions attached to them under the 2000 Equity Compensation Program. No further awards will be granted from the 2000 program.

Statement Of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. The following shows supplemental non-cash investing and financing activities for the periods presented:

	2014	2013	2012
	(in thousands)
Transfer of loans and leases receivable to other real estate owned and other repossessed assets	$1,867	$3,565	$1,068
Cash paid for income taxes	15,067	12,051	9,382
Cash paid for interest	8,882	10,804	16,334
Acquisition of Somerset Hills Bancorp:
Non-cash assets acquired:
Investment securities available for sale	—	1,777	—
Investment securities held for maturity	—	8,686	—
Loans, including loans held for sale	—	246,459	—
Goodwill and other intangible assets, net	—	25,574	—
Other assets	—	15,653	—
Total non-cash assets acquired	—	298,149
Liabilities assumed:
Deposits	—	311,801	—
Other liabilities	—	1,745	—
Total liabilities assumed	—	313,546	—
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	—	58,919	—

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Goodwill and Other Identifiable Intangible Assets

The Company has goodwill of $110.0 million at December 31, 2014 and December 31, 2013, which includes $22.9 million from the Somerset Hills acquisition and $87.1 million from prior acquisitions. The Company recorded $2.7 million in Core Deposit Intangible from the Somerset Hills Acquisition in 2013. Core deposit intangible was $2.0 million on December 31, 2014 compared to $2.4 million on December 31, 2013. The Company recorded $464,000 in core deposit amortization in 2014 compared to $288,000 in 2013.

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

The Company performed a qualitative analysis to determine whether “the weight of evidence, the significance of all identified events and circumstances” indicated a greater than 50% likelihood existed that the carrying value of the Reporting Unit exceeded its fair value and if a Step One Test would be required. The Company identified nine qualitative assessments that are relative to the banking industry and to the Company. These factors included macroeconomic factors, banking industry conditions, banking merger and acquisition trends, Lakeland’s historical performance, the Company’s stock price, the expected performance of Lakeland, the change of control premium of the Company versus its peers and other miscellaneous factors. After reviewing and weighting these factors, the Company, as well as a third party adviser, determined as of November 30, 2014 that there was a less than 50% probability that the fair value of the Company was less than its carrying amount. Therefore, no Step One test was required.

Bank Owned Life Insurance

Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is owner and beneficiary of the policies. At December 31, 2014 and 2013, Lakeland had $57.5 million and $56.0 million, respectively, in BOLI. Income earned on BOLI was $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. BOLI is accounted for using the cash surrender value method and is recorded at its realizable value.

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

The Company’s maximum exposure to the Trusts is $40 million at December 31, 2014 which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.

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

New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the elimination of the concept of the extraordinary items from the statement of operations. The purpose of this update is to simplify the statement of operations presentation and to align the US GAAP income statement more closely with international accounting standards. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued an accounting standards update regarding share –based payments that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company has determined that adoption of this update is not expected to have a material impact on its accounting and disclosures.

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

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. This guidance is effective for the Company beginning January 1, 2017. The Company is still evaluating the potential impact on the Company’s financial statements.

In January 2014, the FASB issued an accounting standards update to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

NOTE 2—ACQUISITIONS

On May 31, 2013, the Company completed its acquisition of Somerset Hills Bancorp (“Somerset Hills”), a bank holding company headquartered in Bernardsville, New Jersey. Somerset Hills was the parent of Somerset Hills Bank, Sullivan Financial Services, Inc., and Somerset Hills Investment Holdings, Inc. This acquisition enables the Company to expand into Somerset and Union counties, and broaden its presence in Morris County. Effective as of the close of business on May 31, 2013, Somerset Hills Bancorp merged into the Company, and

Somerset Hills Bank merged into Lakeland Bank. The Merger Agreement provided that the shareholders of Somerset Hills Bancorp would receive, at their election, for each outstanding share of Somerset Hills Bancorp common stock that they own at the effective time of the merger, either 1.256 shares (adjusted for the 2014 stock dividend) of Lakeland Bancorp common stock or $12.00 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration was shares of Lakeland Bancorp common stock and 10% was cash. Lakeland Bancorp issued an aggregate of 6,083,783 shares (adjusted for the 2014 stock dividend) of its common stock in the merger, and also assumed outstanding Somerset Hills Bancorp stock options (which were converted into options to purchase Lakeland Bancorp common stock). Lakeland Bancorp paid $6.5 million in cash in the transaction.

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

Direct costs related to the acquisition were expensed as incurred. During 2013, the Company incurred $2.8 million, of merger and acquisition integration-related expenses, which have been separately reflected in the Company’s Consolidated Statements of Income.

Core Deposit Intangible

As stated above, the Company recorded $2.7 million in core deposit intangible for the Somerset Hills acquisition. The Company has amortized $464,000 and $288,000 in core deposit intangible for the years ended December 31, 2014 and 2013, respectively. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the year ended:
2015	415
2016	366
2017	316
2018	267
2019	218

NOTE 3—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

AVAILABLE FOR SALE	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$94,466	$261	$(807)	$93,920	$72,828	$—	$(2,663)	$70,165
Mortgage-backed securities, residential	309,162	2,868	(2,075)	309,955	310,088	1,752	(7,338)	304,502
Mortgage-backed securities, multifamily	4,973	3	—	4,976	—	—	—	—
Obligations of states and political subdivisions	29,764	888	(133)	30,519	36,482	914	(523)	36,873
Other debt securities	494	11	—	505	3,541	37	(158)	3,420
Equity securities	16,196	1,589	(211)	17,574	15,433	1,097	(384)	16,146

	$455,055	$5,620	$(3,226)	$457,449	$438,372	$3,800	$(11,066)	$431,106

HELD TO MATURITY	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. government agencies	$20,477	$232	$(84)	$20,625	$19,732	$3	$(576)	$19,159
Mortgage-backed securities, residential	42,309	645	(385)	42,569	34,596	524	(1,025)	34,095
Mortgage-backed securities, multifamily	2,259	—	(60)	2,199	2,355	—	(166)	2,189
Obligations of states and political subdivisions	41,401	658	(90)	41,969	43,521	495	(770)	43,246
Other debt securities	1,530	138	—	1,668	1,540	165	—	1,705

	$107,976	$1,673	$(619)	$109,030	$101,744	$1,187	$(2,537)	$100,394

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$967	$975	$8,845	$8,897
Due after one year through five years	80,286	80,246	13,612	13,951
Due after five years through ten years	42,185	42,459	35,277	35,701
Due after ten years	1,286	1,264	5,674	5,713

	124,724	124,944	63,408	64,262
Mortgage-backed securities	314,135	314,931	44,568	44,768
Equity securities	16,196	17,574	—	—

Total securities	$455,055	$457,449	$107,976	$109,030

The following table shows proceeds from sales of securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Sale proceeds	$17,020	$64,020	$97,824
Gross gains	346	893	1,364
Gross losses	(344)	(54)	(315)

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

Securities with a carrying value of approximately $356.1 million and $324.8 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

December 31, 2014	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. treasury and U.S. government agencies	$5,057	$28	$46,135	$779	11	$51,192	$807
Mortgage-backed securities, residential	34,832	177	74,414	1,898	28	109,246	2,075
Obligations of states and political subdivisions	1,266	29	5,033	104	12	6,299	133
Equity securities	—	—	4,819	211	2	4,819	211

	$41,155	$234	$130,401	$2,992	53	$171,556	$3,226

HELD TO MATURITY
U.S. government agencies	$—	$—	$5,736	$84	1	$5,736	$84
Mortgage-backed securities, residential	6,236	50	17,557	335	8	23,793	385
Mortgage-backed securities, multifamily	—	—	2,199	60	2	2,199	60
Obligations of states and political subdivisions	1,290	7	4,206	83	13	5,496	90

	$7,526	$57	$29,698	$562	24	$37,224	$619

December 31, 2013	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. treasury and U.S. government agencies	$70,165	$2,663	$—	$—	16	$70,165	$2,663
Mortgage-backed securities, residential	177,262	6,730	10,724	608	51	187,986	7,338
Obligations of states and political subdivisions	8,500	328	2,087	195	21	10,587	523
Other debt securities	—	—	805	158	1	805	158
Equity securities	—	—	10,215	384	3	10,215	384

	$255,927	$9,721	$23,831	$1,345	92	$279,758	$11,066

HELD TO MATURITY
U.S. government agencies	$14,153	$576	$—	$—	5	$14,153	$576
Mortgage-backed securities, residential	22,939	889	1,097	136	11	24,036	1,025
Mortgage-backed securities, multifamily	895	99	1,294	67	2	2,189	166
Obligations of states and political subdivisions	17,826	607	1,456	163	51	19,282	770

	$55,813	$2,171	$3,847	$366	$69	$59,660	$2,537

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

As of December 31, 2014, the equity securities include investments in other financial institutions for market appreciation purposes. These equities had a purchase price of $2.6 million and market value of $4.2 million as of December 31, 2014.

As of December 31, 2014, equity securities also included $13.4 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2014, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.5 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of December 31, 2014, the amortized cost of these securities was $10.6 million and the fair value was $10.5 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

NOTE 4—LOANS AND LEASES AND OTHER REAL ESTATE

The following sets forth the composition of Lakeland’s loan and lease portfolio for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Commercial, secured by real estate	$1,529,761	$1,389,861
Commercial, industrial and other	238,252	213,808
Leases	54,749	41,332
Real estate-residential mortgage	431,190	432,831
Real estate-construction	64,020	53,119
Home equity and consumer	337,642	339,338

Total loans and leases	2,655,614	2,470,289
Less deferred fees	(1,788)	(1,273)

Loans and leases, net of deferred fees	$2,653,826	$2,469,016

As of December 31, 2014 and 2013, Home Equity and Consumer loans included overdraft deposit balances of $791,000 and $590,000, respectively. At December 31, 2014 and December 31, 2013, Lakeland had $338.5 million and $263.1 million in residential loans pledged for potential borrowings at the Federal Home Loan Bank of New York (FHLB).

Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. In conjunction with the Somerset Hills acquisition, three loan relationships totaling $1.6 million were deemed to be PCI loans at May 31, 2013 (the “acquisition date”). PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). For more information, see Note 2—Acquisitions.

Subsequent to the acquisition date, one PCI loan for $149,000 was paid in full in the first quarter of 2014. There was credit deterioration in the remaining two loans. One loan totaling $250,000 was charged off in the third quarter of 2014. The remaining loan relationship at a balance of $1.3 million is being evaluated for impairment with the remainder of the Company’s impaired loans. Lakeland recognized $109,000 and $46,000 of interest income on credit impaired loans for the years ended December 31, 2014 and 2013, respectively.

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

•	Leases— includes a small portfolio of equipment leases, which consists of leases primarily for essential equipment used by small to medium sized businesses.

•

Real estate—residential mortgage—contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.

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

Non-accrual and Past Due Loans

The following schedule sets forth certain information regarding Lakeland’s non-accrual loans and leases, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings (TDRs):

	At December 31,
(in thousands)	2014	2013
Commercial, secured by real estate	$7,424	$7,697
Commercial, industrial and other	308	88
Leases	88	—
Real estate—residential mortgage	9,246	6,141
Real estate—construction	188	831
Home equity and consumer	3,415	2,175

Total non-accrual loans and leases	20,669	16,932
Other real estate and other repossessed assets	1,026	520

TOTAL NON-PERFORMING ASSETS	$21,695	$17,452

Troubled debt restructurings, still accruing	$10,579	$10,289

Non-accrual loans included $1.3 million and $2.3 million of troubled debt restructurings for the years ended December 31, 2014 and 2013, respectively.

An age analysis of past due loans, segregated by class of loans as of December 31, 2014 and 2013 is as follows:

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$2,714	$2,999	$5,972	$11,685	$1,518,076	$1,529,761	$—
Commercial, industrial and other	944	2	308	1,254	236,998	238,252	—
Leases	108	24	88	220	54,529	54,749	—
Real estate—residential mortgage	3,325	354	6,710	10,389	420,801	431,190	—
Real estate—construction	224	—	188	412	63,608	64,020	—
Home equity and consumer	1,583	598	2,951	5,132	332,510	337,642	66

	$8,898	$3,977	$16,217	$29,092	$2,626,522	$2,655,614	$66

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$7,355	$5,438	$6,059	$18,852	$1,371,009	$1,389,861	$697
Commercial, industrial and other	482	159	20	661	213,147	213,808	—
Leases	77	179	—	256	41,076	41,332	—
Real estate—residential mortgage	5,792	1,306	5,365	12,463	420,368	432,831	414
Real estate—construction	—	—	831	831	52,288	53,119	—
Home equity and consumer	1,776	533	2,884	5,193	334,145	339,338	886

	$15,482	$7,615	$15,159	$38,256	$2,432,033	$2,470,289	$1,997

Impaired Loans

Lakeland’s policy regarding impaired loans is discussed in Note 1—Summary of Accounting Policies—Loans and Leases and Allowance for Loan and Lease Losses. The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings.

December 31, 2014	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$14,172	$15,520	$—	$436	$16,092
Commercial, industrial and other	327	1,697	—	43	1,513
Leases	—	—	—	—	—
Real estate-residential mortgage	1,681	1,681	—	—	308
Real estate-construction	188	552	—	—	464
Home equity and consumer	741	741	—	7	153

Loans with related allowance:
Commercial, secured by real estate	5,666	5,818	634	156	3,858
Commercial, industrial and other	425	425	10	9	342
Leases	—	—	—	—	—
Real estate-residential mortgage	1,238	1,238	217	19	438
Real estate-construction	—	—	—	—	—
Home equity and consumer	1,255	1,255	1,031	41	975

Total:
Commercial, secured by real estate	$19,838	$21,338	$634	$592	$19,950
Commercial, industrial and other	752	2,122	10	52	1,855
Leases	—	—	—	—	—
Real estate—residential mortgage	2,919	2,919	217	19	746
Real estate-construction	188	552	—	—	464
Home equity and consumer	1,996	1,996	1,031	48	1,128

	$25,693	$28,927	$1,892	$711	$24,143

December 31, 2013	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$8,223	$9,656	$—	$198	$8,853
Commercial, industrial and other	4,020	4,118	—	189	4,333
Leases	—	—	—	—	—
Real estate-residential mortgage	617	672	—	—	622
Real estate-construction	501	2,411	—	—	2,111
Home equity and consumer	17	17	—	1	17

Loans with related allowance:
Commercial, secured by real estate	10,152	10,217	739	442	9,727
Commercial, industrial and other	155	155	31	5	396
Leases	—	—	—	—	—
Real estate-residential mortgage	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Home equity and consumer	934	936	140	42	907

Total:
Commercial, secured by real estate	$18,375	$19,873	$739	$640	$18,580
Commercial, industrial and other	4,175	4,273	31	194	4,729
Leases	—	—	—	—	—
Real estate—residential mortgage	617	672	—	—	622
Real estate-construction	501	2,411	—	—	2,111
Home equity and consumer	951	953	140	43	924

	$24,619	$28,182	$910	$877	$26,966

December 31, 2012	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$16,458	$21,665	$—	$495	$18,301
Commercial, industrial and other	4,896	4,932	—	116	3,838
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	360	360	—	6	385
Real estate-construction	3,332	4,433	—	—	5,533
Home equity and consumer	369	369	—	1	360

Loans with related allowance:
Commercial, secured by real estate	3,346	4,088	368	46	3,825
Commercial, industrial and other	808	871	219	1	769
Leases, including leases held for sale	—	—	—	—	—
Real estate-residential mortgage	288	288	43	4	374
Real estate-construction	698	1,085	97	—	1,445
Home equity and consumer	976	976	146	55	934

Total:
Commercial, secured by real estate	$19,804	$25,753	$368	$541	$22,126
Commercial, industrial and other	5,704	5,803	219	117	4,607
Leases, including leases held for sale	—	—	—	—	—
Real estate—residential mortgage	648	648	43	10	759
Real estate-construction	4,030	5,518	97	—	6,978
Home equity and consumer	1,345	1,345	146	56	1,294

	$31,531	$39,067	$873	$724	$35,764

Interest which would have been accrued on impaired loans and leases during 2014, 2013 and 2012 was $1.8 million, $2.2 million and $2.8 million, respectively.

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

The following table shows Lakeland’s commercial loan portfolio as of December 31, 2014 and 2013, by the risk ratings discussed above (in thousands):

December 31, 2014	Commercial,	Commercial,
	secured by	Industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$1,040	$—
2	—	8,755	—
3	69,243	30,386	—
4	479,667	91,836	7,527
5	867,023	69,723	51,833
5W—Watch	40,991	15,572	225
6—Other Assets Especially Mentioned	27,764	8,057	2,710
7—Substandard	45,073	12,883	1,725
8—Doubtful	—	—	—
9—Loss	—	—	—

Total	$1,529,761	$238,252	$64,020

December 31, 2013	Commercial,	Commercial,
	secured by	Industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$952	$—
2	—	12,964	—
3	70,811	9,263	—
4	442,933	60,002	1,178
5	754,275	85,939	48,243
5W—Watch	38,893	12,278	—
6—Other Assets Especially Mentioned	27,640	9,596	1,245
7—Substandard	55,309	22,814	2,453
8—Doubtful	—	—	—
9—Loss	—	—	—

Total	$1,389,861	$213,808	$53,119

This table does not include consumer or residential loans or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the years ended December 31, 2014, 2013 and 2012:

12/31/2014	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821
Charge-offs	(2,282)	(999)	(597)	(827)	(25)	(2,697)	—	(7,427)
Recoveries	999	1,039	19	42	106	220	—	2,425
Provision	397	(2,175)	656	1,591	(70)	6,073	(607)	5,865

Ending Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684

Ending Balance: Individually evaluated for impairment	$634	$10	$—	$217	$—	$1,031	$—	$1,892
Ending Balance: Collectively evaluated for impairment	12,943	3,186	582	3,803	553	5,302	2,423	$28,792
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$19,838	$752	$—	$2,919	$188	$1,996	$—	$25,693
Ending Balance: Collectively evaluated for impairment	1,509,923	237,500	54,749	428,271	63,832	335,646	—	$2,629,921
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance(1)	$1,529,761	$238,252	$54,749	$431,190	$64,020	$337,642	$—	$2,655,614

(1)	Excludes deferred fees

12/31/2013	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$—	$28,931
Charge-offs	(2,026)	(1,324)	(206)	(1,257)	(3,854)	(1,624)	—	(10,291)
Recoveries	1,061	260	121	99	14	283	—	1,838
Provision	(830)	1,292	11	804	3,795	1,241	3,030	9,343

Ending Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821

Ending Balance: Individually evaluated for impairment	$739	$31	$—	—	—	$140	$—	$910
Ending Balance: Collectively evaluated for impairment	13,724	5,300	504	3,214	542	2,597	3,030	$28,911
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,375	$4,175	$—	$617	$501	$951	$—	$24,619
Ending Balance: Collectively evaluated for impairment	1,371,486	209,633	41,332	432,214	52,618	337,976	—	$2,445,259
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	411	—	$411

Ending Balance(1)	$1,389,861	$213,808	$41,332	$432,831	$53,119	$339,338	$—	$2,470,289

(1)	Excludes deferred costs

12/31/2012	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$16,618	$3,477	$688	$3,077	$1,424	$3,132	$28,416
Charge-offs	(7,287)	(949)	(999)	(1,822)	(2,888)	(2,074)	(16,019)
Recoveries	280	428	504	66	43	306	1,627
Provision	6,647	2,147	385	2,247	2,008	1,473	14,907

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Ending Balance: Individually evaluated for impairment	$368	$219	$—	$43	$97	$146	$873
Ending Balance: Collectively evaluated for impairment	15,890	4,884	578	3,525	490	2,691	$28,058

Ending Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$28,931

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$19,804	$5,704	$—	$648	$4,030	$1,345	$31,531
Ending Balance: Collectively evaluated for impairment	1,105,333	210,425	26,781	422,614	42,242	308,281	$2,115,676

Ending Balance(1)	$1,125,137	$216,129	$26,781	$423,262	$46,272	$309,626	$2,147,207

(1)	Excludes deferred costs

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $1.1 million and $1.2 million at December 31, 2014 and December 31, 2013, respectively. Lakeland analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) are those loans where significant concessions have been made due to borrowers’ financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, an extended moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate of a new loan with similar risk. Lakeland considers the potential losses on these loans as well as the remainder of its impaired loans when considering the adequacy of the allowance for loan losses.

The following table summarizes loans that have been restructured during the periods presented:

	For the year ended December 31, 2014			For the year ended December 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	5	$4,146	$4,146	8	$3,637	$2,988
Commercial, industrial and other	2	285	285	1	127	121
Leases	—	—	—	—	—	—
Real estate—residential mortgage	5	1,238	1,238	1	179	179
Real estate—construction	—	—	—	—	—	—
Home equity and consumer	9	840	840	2	158	157

	21	$6,509	$6,509	12	$4,101	$3,445

The following table presents loans modified as TDRs within the previous 12 months from December 31, 2014 and 2013 for which there have been payment defaults during the subsequent twelve months:

	For the year ended December 31, 2014		For the year ended December 31, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	1	$32	—	$—
Commercial, industrial and other	—	—	—	—
Leases	—	—	—	—
Real estate—residential mortgage	1	354	—	—
Real estate—construction	—	—	—	—
Home equity and consumer	2	238	1	147

	4	$624	1	$147

Related Party Loans

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2014, loans to these related parties amounted to $27.6 million. There were new loans of $18.3 million to related parties and repayments of $15.8 million from related parties in 2014.

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2014, Lakeland had $592,000 in mortgages held for sale compared to $1.2 million as of December 31, 2013.

Leases

Gains (losses) on held for sale leasing assets are included in other income along with other miscellaneous leasing income typically recorded in Lakeland’s leasing business.

Future minimum lease payments of lease receivables are as follows (in thousands):

2015	$18,810
2016	15,291
2017	11,507
2018	6,843
2019	2,090
thereafter	208

$54,749

Other Real Estate and Other Repossessed Assets

At December 31, 2014, Lakeland had other repossessed assets and other real estate owned of $49,000 and $977,000, respectively. At December 31, 2013, Lakeland had other repossessed assets and other real estate owned of $54,000 and $466,000, respectively. For the years ended December 31, 2014, 2013 and 2012, Lakeland had writedowns of $135,000, $0 and $0, respectively, on other real estate and other repossessed assets which are included in other real estate and repossessed asset expense in the Statement of Operations.

NOTE 5—PREMISES AND EQUIPMENT

	Estimated useful lives	December 31,
		2014	2013
		(in thousands)
Land	Indefinite	$6,319	$6,259
Buildings and building improvements	10 to 50 years	34,951	34,607
Leasehold improvements	10 to 25 years	9,845	9,997
Furniture, fixtures and equipment	2 to 30 years	38,773	37,054

		89,888	87,917
Less accumulated depreciation and amortization		54,213	50,769

		$35,675	$37,148

Depreciation expense was $3.9 million, $3.7 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 6—TIME DEPOSITS

At December 31, 2014, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2015	$189,872
2016	42,586
2017	35,755
2018	11,002
2019	618
Thereafter	129

$279,962

NOTE 7—DEBT

Lines of Credit

As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. As of December 31, 2014 and 2013, there were no overnight borrowings from the FHLB. As of December 31, 2014, Lakeland also had overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowed $81.0 million and $50.0 million against these lines as of December 31, 2014 and 2013, respectively. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2014 or 2013.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Short-term borrowings at December 31, 2014 and 2013 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

Federal funds purchased:

	2014	2013	2012
	(dollars in thousands)
Balance at December 31	$81,000	$50,000	$72,000
Interest rate at December 31	0.35%	0.37%	0.37%
Maximum amount outstanding at any month-end during the year	$117,000	$81,000	$72,000
Average amount outstanding during the year	$17,605	$8,424	$15,147
Weighted average interest rate during the year	0.39%	0.34%	0.35%
Securities sold under agreements to repurchase:	2014	2013	2012
	(dollars in thousands)
Balance at December 31	$27,935	$31,991	$45,289
Interest rate at December 31	0.02%	0.02%	0.05%
Maximum amount outstanding at any month-end during the year	$54,550	$48,315	$49,863
Average amount outstanding during the year	$38,192	$37,277	$44,434
Weighted average interest rate during the year	0.03%	0.03%	0.06%

Other Borrowings

FHLB Debt

At December 31, 2014, advances from the FHLB totaling $132.5 million will mature within one to four years and are reported as other borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 1.52%.

At December 31, 2013, Lakeland had advances from the FHLB totaling $69.0 million maturing within one to five years and reported as other borrowings. These advances were collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 1.47%. In the fourth quarter of 2013, Lakeland prepaid $6.0 million of its FHLB debt that had a weighted rate of 3.99% and incurred a prepayment penalty of $683,000.

FHLB debt matures as follows (in thousands):

2015	$30,000
2016	37,798
2017	34,700
2018	30,000
2019	—
Thereafter	—

$132,498

Long-term Securities Sold Under Agreements to Repurchase

At December 31, 2014, Lakeland had $70.0 million in long-term securities sold under agreements to repurchase compared to $50.0 million at December 31, 2013. These borrowings were able to be called at various dates starting in 2009. These borrowings are collateralized by certain securities. The borrowings had a weighted average interest rate of 2.14% and 2.51% on December 31, 2014 and December 31, 2013, respectively. During the first quarter of 2013, Lakeland prepaid $10.0 million of its long-term securities sold under agreements to repurchase that had a rate of 2.90% and incurred a prepayment penalty of $526,000. These long-term securities sold under agreements to repurchase mature as follows (in thousands):

2015	$—
2016	10,000
2017	—
2018	30,000
2019	20,000
Thereafter	10,000

$70,000

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

NOTE 8—STOCKHOLDERS’ EQUITY

On May 21, 2014, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on June 17, 2014, to holders of record as of June 3, 2014. On March 19, 2012, the Company’s Board of Directors authorized a 5% stock dividend which was distributed on April 16, 2012, to holders of record as of March 30, 2012.

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

On September 4, 2012, the Company issued and sold an aggregate of 2,800,616 shares of common stock at a price of $9.19 per share pursuant to a takedown off of the Company’s shelf registration statement. The Company received net proceeds of $25.0 million which it used to repay $25.8 million in junior subordinated debentures on October 7, 2012. See Note 7 for further details.

In February 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Purchase Agreement with the United States Department of the Treasury (the

U.S. Treasury), pursuant to which the Company sold 59,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share and a warrant to purchase 1,099,246 shares of the Company’s common stock, for $59.0 million in cash. The redemption of the preferred shares was completed in three transactions with 20,000 shares redeemed in August 2010, 20,000 shares redeemed in March 2011, and the remaining 19,000 shares redeemed in February 2012. The preferred shares paid an annual dividend of 5% per share during the period the shares were outstanding. The warrant was issued with an initial exercise price of $8.05 (adjusted for stock dividends) and a ten year term and was exercisable immediately, in whole or in part. The value of the warrant was allocated a portion of the $59.0 million in issuance proceeds. The allocation of this value was based on the relative fair value of the preferred shares and the warrant to the combined fair value. Accordingly, the value of the warrant was determined to be $3.3 million and recorded in common stock in the consolidated statements of condition. This non-cash amount was considered a discount to the preferred stock and to be amortized over a five year period using the interest method and accreted as a dividend recorded on the preferred shares. A portion of the unamortized discount was recognized in a charge to earnings on the date of the respective redemptions of the preferred shares. The warrant was included in the diluted average common shares outstanding except in periods for which its effects would be anti-dilutive. On February 29, 2012, the Company completed the redemption of the warrant for $2.8 million. The redemption of the warrant resulted in a reduction of common stock during the first quarter of 2012.

NOTE 9—INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current tax provision	$15,193	$12,286	$9,520
Deferred tax provision	(34)	164	576

Total provision for income taxes	$15,159	$12,450	$10,096

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Federal income tax , at statutory rates	$16,201	$13,097	$11,143
Increase (deduction) in taxes resulting from:
Tax-exempt income	(1,387)	(1,370)	(1,296)
State income tax, net of federal income tax effect	337	339	192
Other, net	8	384	57

Provision for income taxes	$15,159	$12,450	$10,096

The net deferred tax asset consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$13,014	$12,688
Share based compensation plans	686	553
Purchase accounting fair market value adjustments	694	688
Non-accrued interest	554	389
Deferred compensation	1,814	1,671
Other than temporary impairment loss on investment securities	255	255
Unrealized losses on securities available for sale	—	2,620
Unfunded pension benefits	9	20
Other, net	537	771

Deferred tax assets	17,563	19,655

Deferred tax liabilities:
Core deposit intangible from acquired companies	800	990
Undistributed income from subsidiary not consolidated for tax return purposes (REIT).	724	—
Deferred loan costs	1,407	1,338
Prepaid expenses	460	457
Depreciation and amortization	1,438	1,514
Deferred gain on securities	194	194
Unrealized gains on securities available for sale	862	—
Other	633	659

Deferred tax liabilities	6,518	5,152

Net deferred tax assets, included in other assets	$11,045	$14,503

As a result of the acquisition of Somerset Hills, the Company recorded a net deferred tax asset of $93,000.

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2014 will be realized.

The Company evaluates tax positions that may be uncertain using a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company had an unrecognized tax benefit of $111,000 as of December 31, 2013. In 2014, the Company reevaluated this unrecognized tax benefit and concluded that based on current information the tax position that it has taken is more-likely-than not to be upheld. Therefore, the Company recognized the tax benefit in the fourth quarter of 2014.

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2011 or to state and local examinations by tax authorities for the years before 2010.

NOTE 10—EARNINGS PER SHARE

The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock. The following tables present the computation of basic and diluted earnings per share for the periods presented.

Year ended December 31, 2014
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$31,129	37,749	$0.82
Less: earnings allocated to participating securities	222		0.00

Net income available to common shareholders	$30,907	37,749	$0.82

Effect of dilutive securities
Stock options and restricted stock	—	120	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$30,907	37,869	$0.82

Options to purchase 115,831 shares of common stock at a weighted average of $12.06 per share were not included in the computation of diluted earnings per share because the option price and the grant date price were greater than the average market price during the period.

Year ended December 31, 2013
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$24,969	34,742	$0.72
Less: earnings allocated to participating securities	178		0.01

Net income available to common shareholders	$24,791	34,742	$0.71

Effect of dilutive securities
Stock options and restricted stock	—	160	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$24,791	34,902	$0.71

Options to purchase 358,340 shares of common stock at a weighted average of $11.91 per share were not included in the computation of diluted earnings per share because the option price and the grant date price were greater than the average market price during the period

Year ended December 31, 2012
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$21,122	29,000	$0.73
Less: earnings allocated to participating securities	181		0.01

Net income available to common shareholders	$20,941	29,000	$0.72

Effect of dilutive securities
Stock options and restricted stock	—	77	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$20,941	29,077	$0.72

Options to purchase 470,544 shares of common stock at a weighted average of $11.96 per share were not included in the computation of diluted earnings per share because the option price and the grant date price were greater than the average market price during the period.

NOTE 11—EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $600,000 for 2014, $600,000 for 2013 and $625,000 for 2012.

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

Benefit Obligations from Somerset Hills Acquisition

Somerset Hills, acquired by the Company in 2013, entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its former Chief Executive Officer and its Chief Financial Officer which entitles them to a benefit of $48,000 and $24,000, respectively, per year for 15 years after the earlier of retirement or death. The beneficiary of the Chief Financial Officer is currently being paid out under the plan. As of December 31, 2014, the Company has a liability of $675,000 for these SERPs and has recognized an expense of $109,000 and $50,000 in 2014 and 2013, respectively.

Retirement Savings Plans (401(k) plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 50% of the employee’s contributions. The Company’s contributions in 2014, 2013 and 2012 totaled $740,000, $715,000 and $628,000, respectively.

Pension Plan

Newton Trust Company, acquired by the Company in 2004, had a defined benefit pension plan (the Plan) that was frozen prior to the acquisition by the Company. All participants of the Plan ceased accruing benefits as of that date.

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

In 2014, the Company filed appropriate forms with the Internal Revenue Service and the Pension Benefit Guaranty Corporation to terminate the Plan and are awaiting approval from both entities. As a result of the Company’s intent to terminate the plan, the Company changed the portfolio allocation of the plan to minimize the fluctuation of the market value of the Plan’s assets. The Company also recorded a realized loss for the difference between the plan assets and the estimated payout of the plan of approximately $300,000.

The following table shows the fair value and the portfolio allocations of the assets in the Plan by type of investment as of December 31 for the years presented (dollars in thousands):

	December 31, 2014		December 31, 2013
	Market Value	Percent of Assets	Market Value	Percent of Assets
Cash and cash equivalents	$519	26%	$89	5%
Fixed Income Mutual funds	976	48%	568	29%
U.S. Large-Cap funds	525	26%	466	23%
U.S. Mid- and Small-Cap funds	—	—%	148	7%
U.S. Balanced funds	—	—%	315	16%
International funds	—	—%	301	15%
Commodity funds	—	—%	100	5%

	$2,020	100%	$1,987	100%

The accumulated benefit obligation as of December 31 is as follows:

(in thousands)	2014	2013
Accumulated postretirement benefit obligation	$2,027	$2,407
Interest Cost	94	90
Actuarial (gain) loss	401	(295)
Estimated benefit payments	(188)	(175)

Total accumulated postretirement benefit obligation	2,334	2,027

Fair value of plan assets beginning of period	1,987	1,766
Return on plan assets	61	236
Benefits paid	(188)	(175)
Contribution	160	160

Fair value of plan assets at end of year	2,020	1,987
Funded status	(314)	(40)
Unrecognized net actuarial loss	—	—

Liability	$(314)	$(40)

Accumulated benefit obligation	$2,334	$2,027

The components of net periodic pension cost are as follows:

(in thousands)	2014	2013	2012
Amortization of actuarial loss	$39	$82	$72
Interest cost on APBO	94	90	87
Expected return on plan assets	(95)	(72)	(76)

Net periodic postretirement cost	$38	$100	$83

The Company expects to make lump sum payments toward the end of 2015 of $2.3 million from the Plan as a result of its termination.

The Company does not expect to have a contribution in 2015.

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

In 2014, as a result of the pending termination of the Plan, the benefit obligation was determined by calculating the lump sum amounts payable under the terms of the plan assuming a December 1, 2015 distribution date and discounted to December 31, 2014 using the one year Citigroup Pension Liability Index of 0.65%. Annuity liabilities were calculated using an interest rate of 2.40%. The expected return on plan assets is not relevant due to the pending termination of the Plan.

The assumptions used to determine the pension obligation and the net periodic pension cost were as follows:

	2014	2013
Discounted rate	0.65%	4.75%
Expected return on plan assets	N/A	4.75%

Deferred Compensation Arrangements

High Point Financial Corp. had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2014, 2013 and 2012, there were expenses related to this plan of $16,000, $3,000 and $0, respectively. As of December 31, 2014 and 2013, the accrued liability for these plans was $267,000 and $270,000, respectively.

Supplemental Executive Retirement Plans

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its former CEO that provides annual retirement benefits of $150,000 a year for a 15 year period when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for a 15 year period when the CEO reaches the age of 65. In November 2008, the Company entered into a SERP with its Regional President and Chief Operating Officer that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. In December 2014, the Company entered into a SERP with a Regional President that provides $84,500 a year for a 15 year period upon his retirement in November 2016. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2014, 2013 and 2012, the Company recorded compensation expense of $359,000, $247,000 and $434,000, respectively, for these plans.

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

	December 31,
	2014	2013
	(in thousands)
Accrued plan cost included in other liabilities	$743	$885

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial (gain) loss	($141)	($198)
Unrecognized prior service cost	—	—

Amounts not recognized as a component of net postretirement benefit cost (benefit)	($141)	($198)

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$26	$29	$30
Interest cost	39	36	41
Amortization of prior service cost	14	21	26

	$79	$86	$97

A discount rate of 3.52% and 4.75% was assumed in the plan valuation for 2014 and 2013, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2015	$75
2016	75
2017	70
2018	68
2019	50
2020-2024	150

The Company expects its contribution to the director’s retirement plan to be $75,000 in 2015.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2015 is $13,000.

NOTE 13—STOCK-BASED COMPENSATION

Employee Stock Option Plans

On May 21, 2009, the Company’s shareholders approved the 2009 Equity Compensation Program, which authorizes the granting of incentive stock options, supplemental stock options, restricted shares and restricted stock units to employees of the Company, including those employees serving as officers and directors of the Company. The plan authorizes the issuance of 2.3 million shares in connection with options and awards granted under the 2009 program.

The Company established the 2000 Equity Compensation Program which authorizes the granting of incentive stock options, supplemental stock options and restricted stock to employees of the Company which includes those employees serving as officers and directors of the Company. The plan authorized 2,613,185 shares of common stock of the Company. No further awards will be granted from the 2000 program.

On May 31, 2013, the Company granted options to purchase 52,500 shares (26,250 shares each) to two new non-employee directors of the Company at an exercise price of $9.44 per share under the 2009 program. The directors’ options are exercisable in five equal installments beginning on the date of grant and continuing on the next four anniversaries of the date of grant.

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

There were no stock options granted in 2012. As of December 31, 2014 and 2013, 140,772 and 207,775 options granted to directors were outstanding, respectively.

The Company also assumed the outstanding options granted under Somerset Hills’ stock option plans at the time of merger. Based on the conversion ratio in the merger, the Company assumed options to purchase 395,191 shares of Lakeland stock in these plans at a weighted average exercise price of $6.33. The fair value of these options were estimated using the Black Scholes pricing model with the following range of assumptions:

Risk-free interest rates	0.04%—1.55%
Expected dividend yield	2.82%
Expected volatility	13% to 47%
Expected lives (years)	3 months—7 years
Weighted average fair value of options granted	$3.79

As of December 31, 2014 and 2013, there were 84,043 and 96,955 options outstanding, respectively, under these plans.

As of December 31, 2014 and 2013, outstanding options to purchase common stock granted to key employees were 86,890 and 209,895, respectively.

Excess tax benefits of stock based compensation were $70,000, $142,000 and $4,000 for the years 2014, 2013 and 2012, respectively.

A summary of the status of the Company’s option plans as of December 31, 2014 and the changes during the year ending on that date is represented below.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	514,626	$10.67		$754,938
Granted	—	—
Exercised	(11,900)	7.52
Expired	(156,334)	12.45
Forfeited	(34,687)	12.57

Outstanding, end of year	311,705	$9.69	4.13	$681,861

Options exercisable at year-end	280,204	$9.71	3.64	$610,039

A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2014 and changes for the year then ended is presented below.

Non-vested Options	Shares	Weighted- Average Grant- date Fair Value
Non-vested, January 1, 2014	47,789	$3.27
Granted	—	—
Vested	(16,288)	3.20

Non-vested, December 31, 2014	31,501	$3.31

As of December 31, 2014, there was $84,000 of unrecognized compensation expense related to unvested stock options under the 2009 and 2000 Equity Compensation Programs. Compensation expense recognized for stock options was $42,000, $72,000 and $22,000 for 2014, 2013 and 2012, respectively.

The aggregate intrinsic values of options exercised in 2014 and 2013 were $44,000 and $1.5 million, respectively. Exercise of stock options during 2014 and 2013 resulted in cash receipts of $89,000 and $2.2 million, respectively. There were no options exercised in 2012. The total fair value of options that vested in 2014 and 2013 were $52,000 for each year.

In 2012, the Company granted 95,832 shares of restricted stock at a grant date fair value of $9.05 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. The Company uses the straight line attribution method to record the expense on its restricted stock. Compensation expense on these shares is expected to average approximately $173,000 per year for the next five years. In 2013, the Company granted 109,391 shares of restricted stock at a grant date fair value of $9.41 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $206,000 per year for the next five years. In 2014, the Company granted 1,942 shares of restricted stock at a grant date fair value of $ 11.21 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $4,000 per year for the next five years.

Information regarding the Company’s restricted stock for the year ended December 31, 2014 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2014	262,270	$9.12
Granted	1,942	11.21
Vested	(100,694)	9.01
Forfeited	(3,234)	9.39

Outstanding, December 31, 2014	160,284	$9.21

The total fair value of the restricted stock vested during the year ended December 31, 2014 was approximately $1.2 million. Compensation expense recognized for restricted stock was $707,000, $823,000 and $724,000 in 2014, 2013 and 2012, respectively. There was approximately $687,000 in unrecognized compensation expense related to restricted stock grants as of December 31, 2014, which is expected to be recognized over a period of 2.1 years.

In 2014, the Company granted 127,791 RSUs at a weighted average grant date fair value of $10.65 per share under the Company’s 2009 equity compensation program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these restricted stock units is expected to average approximately $453,000 per year over a three year period. Compensation expense for restricted stock units was $641,000 in 2014. There was approximately $712,000 in unrecognized compensation expense related to restricted stock units as of December 31, 2014, which is expected to be recognized over a period of 1.9 years.

Information regarding the Company’s RSUs (all unvested) and changes during the year ended December 31, 2014 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2014	0	$0.00
Granted	127,791	10.65
Vested	(29,135)	10.66
Forfeited	(121)	10.66

Outstanding, December 31, 2014	98,535	$10.64

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Obligations

Lakeland is obligated under various non-cancelable operating leases on building and land used for office space and banking purposes. These leases contain renewal options and escalation clauses. Rent expense under long-term operating leases amounted to approximately $2.7 million, $2.5 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, including rent expense to related parties of $139,000 in 2014, $180,000 in 2013, and $227,000, in 2012. At December 31, 2014, the minimum commitments under all noncancellable leases with remaining terms of more than one year and expiring through 2033 are as follows (in thousands):

Year
2015	$2,469
2016	2,146
2017	1,831
2018	1,578
2019	1,357
Thereafter	14,896

$24,277

Litigation

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2014	2013
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$621,305	$589,619
Standby letters of credit and financial guarantees written	10,449	9,244

At December 31, 2014 and 2013 there were $19,000 and $45,000, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2014 and 2013 varies based on management’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2014 is $10.4 million and they expire through 2024. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2014, Lakeland had $621.3 million in loan and lease commitments, with $488.2 million maturing within one year, $87.2 million maturing after one year but within three years, $477,000 maturing after three years but within five years, and $45.4 million maturing after five years. As of December 31, 2014, Lakeland had $10.4 million in standby letters of credit, with $10.3 million maturing within one year, $68,000 maturing after one year but within three years, and $80,000 maturing after five years.

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

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

	Year ended December 31, 2014
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$9,663	$(3,483)	$6,180
Less reclassification adjustment for net gains realized in net income	3	(1)	2

Net unrealized gains on available for sale securities	9,660	(3,482)	6,178
Change in pension liabilities	31	(11)	20

Other comprehensive income, net	$9,691	$(3,493)	$6,198

	Year ended December 31, 2013
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(13,675)	$4,985	$(8,690)
Less reclassification adjustment for net gains realized in net income	839	(330)	509

Net unrealized losses on available for sale securities	(14,514)	5,315	(9,199)
Change in pension liabilities	866	(278)	588

Other comprehensive loss, net	$(13,648)	$5,037	$(8,611)

	Year ended December 31, 2012
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$2,697	$(969)	$1,728
Less reclassification adjustment for net gains realized in net income	1,049	(367)	682

Net unrealized gains on available for sale securities	1,648	(602)	1,046
Change in pension liabilities	30	(11)	19

Other comprehensive income, net	$1,678	$(613)	$1,065

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Unrealized Gains and Losses on Available- for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available- for-sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available- for-sale Securities	Pension Items	Total
Beginning Balance	($4,647)	($28)	($4,675)	$4,552	($616)	$3,936	$3,506	($635)	$2,871

	(in thousands)
Other comprehensive income (loss) before classifications	6,180	20	6,200	(8,690)	588	(8,102)	1,728	19	1,747
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	(509)	—	(509)	(682)	—	(682)

Net current period other comprehensive income (loss)	6,178	20	6,198	(9,199)	588	(8,611)	1,046	19	1,065

Ending balance	$1,531	($8)	$1,523	($4,647)	($28)	($4,675)	$4,552	($616)	$3,936

*	All amounts are net of tax.

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

Level 3 – unobservable inputs for the asset or liability that reflect the Company’s own assumptions about assumptions that market participants would use in the pricing of the asset or liability and that are consequently not based on market activity but on particular valuation techniques.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the year ended December 31, 2014 and 2013, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$8,321	85,599	$—	$93,920
Mortgage backed securities	—	314,931	—	314,931
Obligations of states and political subdivisions	—	30,519	—	30,519
Corporate debt securities	—	505	—	505
Equity securities	4,154	13,420	—	17,574

Total securities available for sale	12,475	444,974	—	457,449
Other Assets(a)	—	37	—	37

Total Assets	$12,475	445,011	—	$457,486

Other Liabilities(a)	$—	$37	$—	$37

Total Liabilities	$—	$37	$—	$37

(a)	Non-hedging interest rate derivatives

December 31, 2013
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$4,330	$65,835	$—	$70,165
Mortgage backed securities	—	304,502	—	304,502
Obligations of states and political subdivisions	—	36,873	—	36,873
Corporate debt securities	—	3,420	—	3,420
Equity securities	3,239	12,907	—	16,146

Total securities available for sale	7,569	423,537	—	431,106

Other Assets(a)	—	562	—	562

Total Assets	$7,569	$424,099	$—	$431,668

Other Liabilities(a)	$—	$562	$—	$562

Total Liabilities	$—	$562	$—	$562

(a)	Non-hedging interest rate derivatives

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$25,693	$25,693
Loans held for sale	—	592	—	592
Other real estate owned and other repossessed assets	—	—	1,026	1,026

December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$24,619	$24,619
Loans held for sale	—	1,206	—	1,206
Other real estate owned and other repossessed assets	—	—	520	520

Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. Because most of Lakeland’s impaired loans are collateral dependant, fair value is generally measured based on the value of the collateral, less estimated costs to sell, securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 5-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans and leases are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2014 and December 31, 2013 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $5.1 million in short-term municipal bond anticipation notes that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments in municipalities in the Company’s market area, and management performs a credit analysis on the municipality before investing in these securities.

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

The net loan portfolio at December 31, 2014 and December 31, 2013 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate for new loans with similar credit risk. The valuation of our loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2014 and December 31, 2013:

December 31, 2014	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments—Assets
Investment securities held to maturity	$107,976	$109,030	$—	$103,916	$5,114
Federal Home Loan and other membership bank stock	9,846	9,846	—	9,846	—
Loans and leases, net	2,623,142	2,624,581	—	—	2,624,581
Financial Instruments—Liabilities
Certificates of Deposit	279,962	279,439	—	279,439	—
Other borrowings	202,498	205,343	—	205,343	—
Subordinated debentures	41,238	30,929	—	—	30,929

December 31, 2013
Financial Assets:
Investment securities held to maturity	$101,744	$100,394	$—	$95,194	$5,200
Federal Home Loan and other membership bank stock	7,938	7,938	—	7,938	—
Loans and leases	2,439,195	2,432,447	—	—	2,432,447
Financial Liabilities:
Certificates of Deposit	296,086	296,237	—	296,237	—
Other borrowings	119,000	121,870	—	121,870	—
Subordinated debentures	41,238	27,835	—	—	27,835

NOTE 18—DERIVATIVES

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that Lakeland enters into with customers to allow customers to convert variable rate loans to a fixed rate. Lakeland pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. Lakeland pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland does not typically require its commercial customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is written into the International Swaps and Derivatives Association agreement and loan documents where, in default situations, Lakeland is allowed to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. As of December 31, 2014 and 2013, Lakeland had $505,000 and $1.5 million, respectively, in securities pledged for collateral on its interest rate swap with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

December 31, 2014	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$17,279	5.7	3.840%	1Mo Libor + 2.21	($37)
Customer interest rate swaps	(17,279)	5.7	3.840%	1Mo Libor + 2.21	37

December 31, 2013	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$17,691	6.7	3.830%	1Mo Libor + 2.21	($562)
Customer interest rate swaps	(17,691)	6.7	3.830%	1Mo Libor + 2.21	$562

NOTE 19—REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $270.2 million was available for payment of dividends from Lakeland to the Company as of December 31, 2014.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2014, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of December 31, 2014 and 2013, the Company and Lakeland have the following capital ratios:

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)
As of December 31, 2014
Total capital (to risk-weighted assets)
Company	$337,597	12.98%	>$	208,024	>8.00%		N/A	N/A
Lakeland	314,047	12.10		207,714	8.00	>$	259,642	>10.00%
Tier 1 capital (to risk-weighted assets)
Company	$305,814	11.76%	>$	104,012	>4.00%		N/A	N/A
Lakeland	282,267	10.87		103,857	4.00	>	155,785	>6.00%
Tier 1 capital (to average assets)
Company	$305,814	9.08%	>$	134,760	>4.00%		N/A	N/A
Lakeland	282,267	8.39		134,614	4.00	>	168,268	>5.00%

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)
As of December 31, 2013
Total capital (to risk-weighted assets)
Company	$313,499	12.98%	>$	193,166	>8.00%		N/A	N/A
Lakeland	296,334	12.29		192,819	8.00	>$	241,023	>10.00%
Tier 1 capital (to risk-weighted assets)
Company	$283,307	11.73%	>$	96,583	>4.00%		N/A	N/A
Lakeland	266,195	11.04		96,409	4.00	>	144,614	>6.00%
Tier 1 capital (to average assets)
Company	$283,307	8.90%	>$	127,281	>4.00%		N/A	N/A
Lakeland	266,195	8.38		127,104	4.00	>	158,879	>5.00%

NOTE 20—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash and due from banks	$11,893	$7,478
Investment securities available for sale	4,162	3,248
Investment in subsidiaries	395,664	374,738
Other assets	9,344	7,530

TOTAL ASSETS	$421,063	$392,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$387	$332
Subordinated debentures	41,238	41,238
Total stockholders’ equity	379,438	351,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$421,063	$392,994

CONDENSED STATEMENTS OF OPERATIONS

		Years Ended December 31,
	2014	2013	2012
		(in thousands)
INCOME
Dividends from subsidiaries	$16,581	$20,916	$31,300
Other income	102	1,640	403

TOTAL INCOME	16,683	22,556	31,703

EXPENSE
Interest on subordinated debentures	1,068	1,286	3,664
Noninterest expenses	313	2,551	1,718

TOTAL EXPENSE	1,381	3,837	5,382

Income before benefit for income taxes	15,302	18,719	26,321
Income taxes benefit	(447)	(722)	(1,654)

Income before equity in undistributed income of subsidiaries	15,749	19,441	27,975
Equity in undistributed income (loss) of subsidiaries	15,380	5,528	(6,233)

NET INCOME	$31,129	$24,969	$21,742

Interest on preferred stock and discount accretion	—	—	620

Net Income Available to Common Shareholders	$31,129	$24,969	$21,122

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,129	$24,969	$21,742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share based compensation	—	895	746
Gain on securities	—	(359)	—
Gain on land held for sale	—	—	(235)
Gain on early extinguishment	—	(1,197)	—
Increase in other assets	(174)	(954)	(1,553)
(Decrease) increase in other liabilities	(46)	25	(610)
Equity in undistributed (income) loss of subsidiaries	(15,380)	(5,528)	6,233

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,529	17,851	26,323

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in acquisition	—	(6,233)	—
Purchases of securities	(471)	(415)	(53)
Sale of land held for sale	60	—	1,042
Proceeds from sale of securities available for sale	—	654	—
Contribution to subsidiary	—	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(411)	(5,994)	989

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common and preferred stock	(10,836)	(8,152)	(5,992)
Issuance of stock to the dividend reinvestment and stock purchase plan	77	186	160
Proceeds on issuance of stock, net	—	—	25,040
Redemption of subordinated debentures, net	—	(9,113)	(25,000)
Redemption of preferred stock	—	—	(19,000)
Warrant repurchase	—	—	(2,800)
Retirement of Restricted stock	(104)	—	—
Excess tax benefits	70	142	4
Exercise of stock options	90	2,209	—

NET CASH USED IN FINANCING ACTIVITIES	(10,703)	(14,728)	(27,588)

Net increase (decrease) in cash and cash equivalents	4,415	(2,871)	(276)
Cash and cash equivalents, beginning of year	7,478	10,349	10,625

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,893	$7,478	$10,349

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lakeland Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lakeland Bancorp, Inc.

We have audited the consolidated balance sheet of Lakeland Bancorp, Inc. (a New Jersey Corporation) and its subsidiaries (collectively, the Company) as of December 31, 2012 (not presented herein), and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and its subsidiaries and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Based on their evaluation as of December 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

As of December 31, 2014, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2014. Their report, dated March 16, 2015, expressed an unqualified opinion on our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lakeland Bancorp, Inc.

We have audited Lakeland Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 16, 2015

ITEM 9B	– Other Information.

None.

PART III

ITEM 10—Directors, Executive Officers and Corporate Governance.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders.

ITEM 11—Executive Compensation.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program and the Company’s 2009 Equity Compensation Program as of December 31, 2014. These plans were the Company’s only equity compensation plans in existence as of December 31, 2014. The 2009 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2009 Equity Compensation Programs.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column(a))
Equity Compensation Plans Approved by Shareholders	486,480	$10.63	1,755,595
Equity Compensation Plans Not Approved by Shareholders	—	—	—
TOTAL	486,480	$10.63	1,755,595

The number in column (a) does not include a total of 84,044 shares of Lakeland common stock that are issuable upon the exercise of options assumed in the Somerset Hills merger with a weighted average exercise price of $7.11.

ITEM 13—Certain Relationships and Related Transactions, and Director Independence.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders.

ITEM 14—Principal Accounting Fees and Services.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders.

PART IV

ITEM 15—Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2014 and 2013.

(ii)	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2014.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

(vii)	Report of Former Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

2.1	Agreement and Plan of Merger, dated as of January 28, 2013, by and between the Registrant and Somerset Hills Bancorp, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

3.1	Registrant’s Restated Certificate of Incorporation, dated May 19, 2005, including Certificate of Amendment dated February 4, 2009 to Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

3.2	Certificate of Amendment, dated January 29, 2009, to Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2009.

3.3	Registrant’s Amended and Restated Bylaws are incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.

10.2	Lakeland Bancorp, Inc. 2009 Equity Compensation Program is incorporated by reference to Annex B to the Registrant’s definitive proxy materials for its 2009 Annual Meeting of Shareholders.

10.3	Employment Agreement, dated as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.4	Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.5	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc. Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.10	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.11	Change in Control, Severance and Employment Agreement, dated as of November 24, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.12	Supplemental Executive Retirement Plan Agreement for Roger Bosma, dated August 21, 2003, and First Amendment to the Supplemental Executive Retirement Plan Agreement, adopted December 13, 2006, are incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.13	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.14	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.15	First Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.16	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.17	Supplemental Executive Retirement Plan Agreement, effective as of December 23, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.18	Amendment No. 3 to Salary Continuation Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.19	Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.20	Employment Agreement, dated as of January 28, 2013, by and among the Registrant, Lakeland Bank and Stewart E. McClure, Jr., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

10.21	Amendatory Agreement, dated as of January 28, 2013 to the Amended and Restated Supplemental Executive Retirement Plan, among Somerset Hills Bancorp, Somerset Hills Bank and Stewart E. McClure, Jr., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

10.22	Somerset Hills Bancorp 1998 Combined Stock Option Plan is incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.23	Somerset Hills Bancorp 2001 Combined Stock Option Plan is incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.24	Somerset Hills Bancorp 2007 Equity Incentive Plan is incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.25	Somerset Hills Bancorp 2012 Equity Incentive Plan is incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.26	Third Amendatory Agreement to Change of Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.27	Change of Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.28	Supplemental Executive Retirement Plan Agreement, dated as of December 26, 2014, among Lakeland Bancorp, Inc., Lakeland Bank and Stewart E. McClure, Jr.

10.29	Deferred Compensation Agreement, dated February 27, 2015, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2015.

12.1	Statement of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of Grant Thornton LLP.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 16, 2015	By:	/S/ THOMAS J. SHARA
Thomas J. Shara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROGER BOSMA* Roger Bosma	Director	March 16, 2015

/S/ BRUCE D. BOHUNY* Bruce D. Bohuny	Director	March 16, 2015

/S/ MARY ANN DEACON* Mary Ann Deacon	Director	March 16, 2015

/S/ EDWARD B. DEUTSCH* Edward B. Deutsch	Director	March 16, 2015

/S/ BRIAN FLYNN* Brian Flynn	Director	March 16, 2015

/S/ MARK J. FREDERICKS* Mark J. Fredericks	Director	March 16, 2015

/S/ JANETH C. HENDERSHOT* Janeth C. Hendershot	Director	March 16, 2015

/S/ THOMAS J. MARINO* Thomas J. Marino	Director	March 16, 2015

/S/ ROBERT E. MCCRACKEN* Robert E. McCracken	Director	March 16, 2015

/S/ ROBERT B. NICHOLSON, III* Robert B. Nicholson, III	Director	March 16, 2015

/S/ JOSEPH P. O’DOWD* Joseph P. O’Dowd	Director	March 16, 2015

Signature	Capacity	Date

/S/ THOMAS J. SHARA Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2015

/S/ STEPHEN R. TILTON, SR.* Stephen R. Tilton, Sr.	Director	March 16, 2015

/S/ JOSEPH F. HURLEY Joseph F. Hurley	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015

*By:	/S/ THOMAS J. SHARA Thomas J. Shara Attorney-in-Fact	March 16, 2015