Form 10-Q
period 2015-03-31
LAKELAND BANCORP INC
filed 2015-05-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 37,900,107 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31,
	(unaudited)	2014
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$112,929	$102,549
Interest-bearing deposits due from banks	20,276	6,767

Total cash and cash equivalents	133,205	109,316
Investment securities available for sale, at fair value	473,452	457,449
Investment securities held to maturity; fair value of $117,717 at March 31, 2015 and $109,030 at December 31, 2014	115,779	107,976
Federal Home Loan Bank and other membership bank stock, at cost	10,755	9,846
Loans held for sale	1,598	592
Loans, net of deferred costs (fees)	2,689,796	2,653,826
Less: allowance for loan and lease losses	30,505	30,684

Net loans	2,659,291	2,623,142
Premises and equipment, net	35,626	35,675
Accrued interest receivable	8,860	8,896
Goodwill	109,974	109,974
Other identifiable intangible assets	1,849	1,960
Bank owned life insurance	61,481	57,476
Other assets	15,894	16,023

TOTAL ASSETS	$3,627,764	$3,538,325

LIABILITIES
Deposits:
Noninterest bearing	$672,264	$646,052
Savings and interest-bearing transaction accounts	1,878,598	1,864,805
Time deposits under $100 thousand	164,946	165,625
Time deposits $100 thousand and over	126,757	114,337

Total deposits	2,842,565	2,790,819
Federal funds purchased and securities sold under agreements to repurchase	117,351	108,935
Other borrowings	222,728	202,498
Subordinated debentures	41,238	41,238
Other liabilities	15,798	15,397

TOTAL LIABILITIES	3,239,680	3,158,887

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 37,900,107 shares at March 31, 2015 and 37,910,840 shares at December 31, 2014	385,219	384,731
Accumulated deficit	(1,338)	(6,816)
Accumulated other comprehensive income	4,203	1,523

TOTAL STOCKHOLDERS’ EQUITY	388,084	379,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,627,764	$3,538,325

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$27,896	$26,898
Federal funds sold and interest-bearing deposits with banks	12	13
Taxable investment securities and other	2,674	2,546
Tax-exempt investment securities	410	473

TOTAL INTEREST INCOME	30,992	29,930

INTEREST EXPENSE
Deposits	1,283	1,263
Federal funds purchased and securities sold under agreements to repurchase	22	15
Other borrowings	1,169	807

TOTAL INTEREST EXPENSE	2,474	2,085

NET INTEREST INCOME	28,518	27,845
Provision for loan and lease losses	870	1,489

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	27,648	26,356
NONINTEREST INCOME
Service charges on deposit accounts	2,340	2,559
Commissions and fees	1,307	1,013
Gains on sales and calls of investment securities	—	2
Income on bank owned life insurance	699	360
Other income	392	139

TOTAL NONINTEREST INCOME	4,738	4,073

NONINTEREST EXPENSE
Salaries and employee benefits	11,750	10,813
Net occupancy expense	2,548	2,617
Furniture and equipment	1,656	1,693
Stationery, supplies and postage	365	354
Marketing expense	240	386
FDIC insurance expense	518	501
Legal expense	116	273
Expenses on other real estate owned and other repossessed assets	(8)	15
Core deposit intangible amortization	111	123
Other expenses	2,746	2,967

TOTAL NONINTEREST EXPENSE	20,042	19,742

Income before provision for income taxes	12,344	10,687
Income tax expense	4,014	3,524

NET INCOME	$8,330	$7,163

PER SHARE OF COMMON STOCK
Basic earnings	$0.22	$0.19

Diluted earnings	$0.22	$0.19

Dividends	$0.075	$0.071

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-UNAUDITED

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
NET INCOME	$8,330	$7,163

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains during period	2,675	2,988
Reclassification for gains included in net income	—	(2)
Change in pension liability, net	5	5

Other Comprehensive Income	2,680	2,991

TOTAL COMPREHENSIVE INCOME	$11,010	$10,154

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—UNAUDITED

Three Months Ended March 31, 2015

	Common Stock	Accumulated deficit	Accumulated Other Comprehensive Income	Total
	(dollars in thousands)
BALANCE January 1, 2015	$384,731	($6,816)	$1,523	$379,438
Net Income	—	8,330	—	8,330
Other comprehensive income, net of tax	—	—	2,680	2,680
Stock based compensation	567	—	—	567
Retirement of restricted stock	(230)	—	—	(230)
Exercise of stock options, net of excess tax benefits	151	—	—	151
Cash dividends, common stock	—	(2,852)	—	(2,852)

BALANCE March 31, 2015 (UNAUDITED)	$385,219	($1,338)	$4,203	$388,084

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	For the Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,330	$7,163
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	874	758
Depreciation and amortization	849	970
Amortization of intangible assets	111	123
Provision for loan and lease losses	870	1,489
Loans originated for sale	(11,976)	(3,775)
Proceeds from sales of loans	11,235	5,064
Gains on calls of securities	—	(2)
Gains on proceeds of bank owned life insurance	(332)	—
Gains on sales of loans held for sale	(265)	(83)
Gains on other real estate and other repossessed assets	(94)	(39)
Losses on sales of premises and equipment	3	—
Stock-based compensation	567	248
Increase in other assets	(1,954)	(383)
Increase (decrease) in other liabilities	410	(667)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,628	10,866

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	19,309	11,421
Held to maturity	4,162	7,660
Purchase of securities:
Available for sale	(31,706)	(5,959)
Held to maturity	(12,100)	(1,488)
Purchase of bank owned life insurance	(4,078)	—
Proceeds from bank owned life insurance policy	772	—
Net (increase) decrease in Federal Home Loan Bank Stock	(910)	1
Net increase in loans and leases	(37,298)	(36,417)
Proceeds from sales of other real estate and repossessed assets	559	127
Capital expenditures	(947)	(577)

NET CASH USED IN INVESTING ACTIVITIES	(62,237)	(25,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	51,783	27,576
Increase in federal funds purchased and securities sold under agreements to repurchase	8,416	33,961
Proceeds from other borrowings	20,230	20,000
Repayments of other borrowings	—	(20,000)
Excess tax benefits	58	65
Exercise of stock options	93	79
Retirement of restricted stock	(230)	(56)
Issuance of stock to dividend reinvestment and stock purchase plan	—	26
Dividends paid	(2,852)	(2,401)

NET CASH PROVIDED BY FINANCING ACTIVITIES	77,498	59,250

Net increase in cash and cash equivalents	23,889	44,884
Cash and cash equivalents, beginning of period	109,316	102,721

CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,205	$147,605

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

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the quarter ended March 31, 2015 do not necessarily indicate the results that the Company will achieve for all of 2015. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

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

Certain reclassifications have been made to prior period financial statements to conform to the 2015 presentation.

Note 2. Share-Based Compensation

The Company grants stock options, restricted stock and restricted stock units (RSUs) under the 2009 Equity Compensation Program. Share-based compensation expense of $567,000 and $248,000 was recognized for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was unrecognized compensation cost of $569,000 related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 2.3 years. Unrecognized compensation expense related to unvested stock options was approximately $75,000 as of March 31, 2015 and is expected to be recognized over a period of 2.2 years. Unrecognized compensation expense related to RSUs was approximately $1.6 million as of March 31, 2015, and that cost is expected to be recognized over a period of 2.0 years.

In the first three months of 2014, the Company granted 1,942 shares of restricted stock at a grant date fair value of $11.21 per share under the 2009 Equity Compensation Program. Compensation expense on these shares is expected to average approximately $4,000 per year over a five year period.

In the first three months of 2015, the Company granted 120,509 RSUs at a weighted average grant date fair value of $11.01 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these restricted stock units is expected to average approximately $442,000 per year over a three year period. In the first three months of 2014, the Company granted 125,697 RSUs at a weighted average grant date fair value of $10.66 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these RSUs is expected to average approximately $447,000 over a three year period.

There were no grants of stock options in the first three months of 2015 or 2014.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2015	311,705	$9.69		$681,861
Issued	—	—
Exercised	(12,540)	7.39
Forfeited	(2,810)	12.29
Expired	—	—

Outstanding, March 31, 2015	296,355	$9.76	4.01	$585,356

Options exercisable at
March 31, 2015	264,855	$9.79	3.52	$519,867

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first three months of 2015 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $50,000 and $38,000, respectively. Exercise of stock options during the first three months of 2015 and 2014 resulted in cash receipts of $93,000 and $79,000, respectively.

Information regarding the Company’s restricted stock (all unvested) and changes during the three months ended March 31, 2015 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2015	160,284	$9.21
Granted	—	—
Vested	(86,470)	9.11
Forfeited	(88)	9.39

Outstanding, March 31, 2015	73,726	$9.32

Information regarding the Company’s RSUs (all unvested) and changes during the three months ended March 31, 2015 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2015	98,535	$10.64
Granted	120,509	11.01
Vested	(25,566)	11.02
Forfeited	(415)	10.71

Outstanding, March 31, 2015	193,063	$10.82

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

For the quarter ended:	Before tax amount	March 31, 2015 Tax Benefit (Expense)	Net of tax amount	Before tax amount	March 31, 2014 Tax Benefit (Expense)	Net of tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$4,225	($1,550)	$2,675	$4,715	($1,727)	$2,988
Reclassification adjustment for net gains arising during the period	—	—	—	(3)	1	(2)

Net unrealized gains	$4,225	($1,550)	$2,675	$4,712	($1,726)	$2,986
Change in minimum pension liability	8	(3)	5	8	(3)	5

Other comprehensive income, net	$4,233	($1,553)	$2,680	$4,720	($1,729)	$2,991

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015			March 31, 2014
	Unrealized			Unrealized Gains
	Gains on			(Losses) on
	Available-for-sale			Available-for-sale
	Securities	Pension Items	Total	Securities	Pension Items	Total
	(in thousands)
Beginning Balance	$1,531	($8)	$1,523	($4,647)	($28)	($4,675)

Other comprehensive income before classifications	2,675	5	2,680	2,988	5	2,993
Amounts reclassified from accumulated other comprehensive income	—	—	—	(2)	—	(2)

Net current period other comprehensive income	2,675	5	2,680	2,986	5	2,991

Ending balance	$4,206	($3)	$4,203	($1,661)	($23)	($1,684)

(a)	All amounts are net of tax.

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$4,706	$3,500
Cash paid during the period for interest	2,403	2,095
Transfer of loans and leases into other repossessed assets and other real estate owned	266	266

Note 5. Earnings Per Share

The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2015	2014
Net income available to common shareholders	$8,330	$7,163
Less: earnings allocated to participating securities	50	36

Net income allocated to common shareholders	$8,280	$7,127

Weighted average number of common shares outstanding—basic (1)	37,800	37,683
Share-based plans (1)	137	123

Weighted average number of common shares— diluted (1)	37,937	37,806

Basic earnings per share	$0.22	$0.19

Diluted earnings per share	$0.22	$0.19

(1)	Adjusted for 5% stock dividend distributed June 17, 2014 to shareholders of record on June 3, 2014 .

Options to purchase 113,023 shares of common stock at a weighted average price of $12.06 per share were outstanding and were not included in the computations of diluted earnings per share for the three months ended March 31, 2015 because the exercise price was greater than the average market price.

Options to purchase 357,163 shares of common stock at a weighted average price of $11.90 per share were outstanding and were not included in the computation of diluted earnings per share for the quarter ended March 31, 2014 because the exercise price was greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$105,797	$897	$(119)	$106,575	$94,466	$261	$(807)	$93,920
Mortgage-backed securities, residential	308,784	4,114	(1,030)	311,868	309,162	2,868	(2,075)	309,955
Mortgage-backed securities, multifamily	4,974	92	—	5,066	4,973	3	—	4,976
Obligations of states and political subdivisions	30,518	963	(107)	31,374	29,764	888	(133)	30,519
Other debt securities	495	9	—	504	494	11	—	505
Equity securities	16,265	2,002	(202)	18,065	16,196	1,589	(211)	17,574

	$466,833	$8,077	$(1,458)	$473,452	$455,055	$5,620	$(3,226)	$457,449

HELD TO MATURITY	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. government agencies	$25,550	$498	$(10)	$26,038	$20,477	$232	$(84)	$20,625
Mortgage-backed securities, residential	40,673	806	(125)	41,354	42,309	645	(385)	42,569
Mortgage-backed securities, multifamily	2,233	—	(26)	2,207	2,259	—	(60)	2,199
Obligations of states and political subdivisions	45,795	755	(92)	46,458	41,401	658	(90)	41,969
Other debt securities	1,528	132	—	1,660	1,530	138	—	1,668

	$115,779	$2,191	$(253)	$117,717	$107,976	$1,673	$(619)	$109,030

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	March 31, 2015
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,966	$1,992	$7,922	$7,951
Due after one year through five years	86,033	86,940	12,574	12,994
Due after five years through ten years	47,429	48,154	45,746	46,541
Due after ten years	1,382	1,367	6,631	6,670

	136,810	138,453	72,873	74,156
Mortgage-backed securities	313,758	316,934	42,906	43,561
Equity securities	16,265	18,065	—	—

Total securities	$466,833	$473,452	$115,779	$117,717

There were no sales of securities for the three months ended March 31, 2015 or 2014.

Securities with a carrying value of approximately $380.6 million and $356.1 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

March 31, 2015	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
AVAILABLE FOR SALE	Fair value	Losses	Fair value	Losses	securities	Fair value	Losses
			(dollars in thousands)
U.S. government agencies	$33,157	$101	$3,982	$18	7	$37,139	$119
Mortgage-backed securities, residential	25,926	147	57,757	883	20	83,683	1,030
Obligations of states and political subdivisions	4,123	52	1,481	55	11	5,604	107
Equity securities	—	—	4,866	202	2	4,866	202

	$63,206	$300	$68,086	$1,158	40	$131,292	$1,458

HELD TO MATURITY
U.S. government agencies	$5,776	$10	$—	$—	1	$5,776	$10
Mortgage-backed securities, residential	2,579	3	7,797	122	4	10,376	125
Mortgage-backed securities, multifamily	1,282	4	925	22	2	2,207	26
Obligations of states and political subdivisions	8,928	56	1,619	36	12	10,547	92

	$18,565	$73	$10,341	$180	19	$28,906	$253

December 31, 2014	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
AVAILABLE FOR SALE	Fair value	Losses	Fair value	Losses	securities	Fair value	Losses
			(dollars in thousands)
U.S. government agencies	$5,057	$28	$46,135	$779	11	$51,192	$807
Mortgage-backed securities, residential	34,832	177	74,414	1,898	28	109,246	2,075
Obligations of states and political subdivisions	1,266	29	5,033	104	12	6,299	133
Equity securities	—	—	4,819	211	2	4,819	211

	$41,155	$234	$130,401	$2,992	53	$171,556	$3,226

HELD TO MATURITY
U.S. government agencies	$—	$—	$5,736	$84	1	$5,736	$84
Mortgage-backed securities, residential	6,236	50	17,557	335	8	23,793	385
Mortgage-backed securities, multifamily	—	—	2,199	60	2	2,199	60
Obligations of states and political subdivisions	1,290	7	4,206	83	13	5,496	90

	$7,526	$57	$29,698	$562	24	$37,224	$619

Management has evaluated the securities in the above table and has concluded that none of the securities are other-than-temporarily impaired. The cause of the fair values being below cost is due to interest rate movements and is deemed temporary. All investment securities are evaluated on a periodic basis to identify any factors that would require a further analysis. In evaluating the Company’s securities, management considers the following items:

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

As of March 31, 2015, the equity securities include investments in other financial institutions for market appreciation purposes. Those equities had a purchase price of $2.6 million and a market value of $4.5 million as of March 31, 2015.

As of March 31, 2015, equity securities also included $13.5 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2015, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.6 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of March 31, 2015, the amortized cost of these securities was $10.7 million and the fair value was $10.6 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 7. Loans, Leases and Other Real Estate.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial, secured by real estate	$1,562,898	$1,529,761
Commercial, industrial and other	244,162	238,252
Leases	54,271	54,749
Real estate-residential mortgage	426,339	431,190
Real estate-construction	73,230	64,020
Home equity and consumer	330,805	337,642

Total loans	2,691,705	2,655,614

Less: deferred fees	(1,909)	(1,788)

Loans, net of deferred fees	$2,689,796	$2,653,826

At March 31, 2015 and December 31, 2014, home equity and consumer loans included overdraft deposit balances of $529,000 and $791,000, respectively. At March 31, 2015 and December 31, 2014, the Company had $380.7 million and $338.5 million in residential loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (FHLB).

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

(in thousands)	March 31, 2015	December 31, 2014
Commercial, secured by real estate	$6,825	$7,424
Commercial, industrial and other	285	308
Leases	111	88
Real estate - residential mortgage	9,552	9,246
Real estate - construction	169	188
Home equity and consumer	3,472	3,415

Total non-accrual loans and leases	$20,414	$20,669
Other real estate and other repossessed assets	826	1,026

TOTAL NON-PERFORMING ASSETS	$21,240	$21,695

Troubled debt restructurings, still accruing	$11,538	$10,579

Non-accrual loans included $2.0 million and $1.3 million of troubled debt restructurings as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the Company had $8.4 million in consumer mortgage loans that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of March 31, 2015 and December 31, 2014, is as follows:

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$5,810	$1,915	$5,860	$13,585	$1,549,313	$1,562,898	$—
Commercial, industrial and other	623	905	11	1,539	242,623	244,162	—
Leases	253	33	111	397	53,874	54,271	—
Real estate—residential mortgage	1,482	118	8,495	10,095	416,244	426,339	—
Real estate—construction	—	—	168	168	73,062	73,230	—
Home equity and consumer	1,558	343	2,756	4,657	326,148	330,805	134

	$9,726	$3,314	$17,401	$30,441	$2,661,264	$2,691,705	$134

December 31, 2014
Commercial, secured by real estate	$2,714	$2,999	$5,972	$11,685	$1,518,076	$1,529,761	$—
Commercial, industrial and other	944	2	308	1,254	236,998	238,252	—
Leases	108	24	88	220	54,529	54,749	—
Real estate—residential mortgage	3,325	354	6,710	10,389	420,801	431,190	—
Real estate—construction	224	—	188	412	63,608	64,020	—
Home equity and consumer	1,583	598	2,951	5,132	332,510	337,642	66

	$8,898	$3,977	$16,217	$29,092	$2,626,522	$2,655,614	$66

Impaired Loans

The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings. Impaired loans as of March 31, 2015, March 31, 2014 and December 31, 2014 are as follows:

March 31, 2015	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$12,802	$15,058	$—	$99	$13,177
Commercial, industrial and other	1,177	1,281	—	3	233
Leases	—	—	—	—	—
Real estate-residential mortgage	2,160	2,160	—	4	2,162
Real estate-construction	169	169	—	—	178
Home equity and consumer	765	765	—	—	741
Loans with specific allowance:
Commercial, secured by real estate	5,563	5,695	351	58	5,449
Commercial, industrial and other	684	1,191	5	5	695
Leases	14	14	14	—	—
Real estate-residential mortgage	753	753	72	9	753
Real estate-construction	394	394	2	1	92
Home equity and consumer	1,331	1,331	1,014	16	1,243
Total:
Commercial, secured by real estate	$18,365	$20,753	$351	$157	$18,626
Commercial, industrial and other	1,861	2,472	5	8	928
Leases	14	14	14	—	—
Real estate—residential mortgage	2,913	2,913	72	13	2,915
Real estate-construction	563	563	2	1	270
Home equity and consumer	2,096	2,096	1,014	16	1,984

	$25,812	$28,811	$1,458	$195	$24,723

March 31, 2014	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$10,044	$10,137	$—	$56	$9,026
Commercial, industrial and other	46	147	—	42	3,652
Real estate-residential mortgage	567	567	—	—	592
Real estate-construction	495	2,411	—	—	498
Home equity and consumer	263	263	—	4	263
Loans with specific allowance:
Commercial, secured by real estate	11,891	12,918	1,005	88	10,740
Commercial, industrial and other	153	153	68	2	153
Real estate-residential mortgage	—	—	—	—	—
Real estate-construction	—	—	—	—	—
Home equity and consumer	1,259	1,259	189	10	928
Total:
Commercial, secured by real estate	$21,935	$23,055	$1,005	$144	$19,766
Commercial, industrial and other	199	300	68	44	3,805
Real estate—residential mortgage	567	567	—	—	592
Real estate-construction	495	2,411	—	—	498
Home equity and consumer	1,522	1,522	189	14	1,191

	$24,718	$27,855	$1,262	$202	$25,852

December 31, 2014	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,172	$15,520	$—	$436	$16,092
Commercial, industrial and other	327	1,697	—	43	1,513
Real estate-residential mortgage	1,681	1,681	—	—	308
Real estate-construction	188	552	—	—	464
Home equity and consumer	741	741	—	7	153
Loans with specific allowance:
Commercial, secured by real estate	5,666	5,818	634	156	3,858
Commercial, industrial and other	425	425	10	9	342
Real estate-residential mortgage	1,238	1,238	217	19	438
Real estate-construction	—	—	—	—	—
Home equity and consumer	1,255	1,255	1,031	41	975
Total:
Commercial, secured by real estate	$19,838	$21,338	$634	$592	$19,950
Commercial, industrial and other	752	2,122	10	52	1,855
Real estate—residential mortgage	2,919	2,919	217	19	746
Real estate-construction	188	552	—	—	464
Home equity and consumer	1,996	1,996	1,031	48	1,128

	$25,693	$28,927	$1,892	$711	$24,143

Interest that would have been accrued on impaired loans during the first three months of 2015 and 2014 had the loans been performing under original terms would have been $420,000 and $410,000, respectively. Interest that would have accrued for the year ended December 31, 2014 was $1.8 million.

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

The following table shows the Company’s commercial loan portfolio as of March 31, 2015 and December 31, 2014, by the risk ratings discussed above (in thousands):

March 31, 2015	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$1,477	$—
2	—	9,789	—
3	67,404	52,503	—
4	501,876	76,275	10,643
5	868,916	66,169	55,002
5W - Watch	56,925	18,858	3,003
6 - Other Assets Especially Mentioned	27,210	4,141	3,101
7 - Substandard	40,567	14,950	1,481
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,562,898	$244,162	$73,230

December 31, 2014	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$1,040	$—
2	—	8,755	—
3	69,243	30,386	—
4	479,667	91,836	7,527
5	867,023	69,723	51,833
5W - Watch	40,991	15,572	225
6 - Other Assets Especially Mentioned	27,764	8,057	2,710
7 - Substandard	45,073	12,883	1,725
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,529,761	$238,252	$64,020

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684
Charge-offs	(546)	(10)	(427)	(17)	(20)	(261)	—	(1,281)
Recoveries	39	42	20	1	100	30	—	232
Provision	(510)	79	863	(706)	4	822	318	870

Ending Balance	$12,560	$3,307	$1,038	$3,298	$637	$6,924	$2,741	$30,505

Three Months Ended March 31, 2014 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821
Charge-offs	(1,647)	(13)	(39)	(155)	—	(601)	—	(2,455)
Recoveries	34	591	—	6	—	34	—	665
Provision	1,285	(403)	(5)	(97)	(59)	442	326	1,489

Ending Balance	$14,135	$5,506	$460	$2,968	$483	$2,612	$3,356	$29,520

Loans receivable summarized by portfolio segment and impairment method are as follows:

	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
At March 31, 2015
Ending Balance: Individually evaluated for impairment	$18,365	$1,861	$14	$2,913	$563	$2,096	$25,812
Ending Balance: Collectively evaluated for impairment	1,544,533	242,301	54,257	423,426	72,667	328,709	$2,665,893

Ending Balance (1)	$1,562,898	$244,162	$54,271	$426,339	$73,230	$330,805	$2,691,705

(1)	Excludes deferred fees

	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
	(in thousands)
At December 31, 2014
Ending Balance: Individually evaluated for impairment	$19,838	$752	$—	$2,919	$188	$1,996	$25,693
Ending Balance: Collectively evaluated for impairment	1,509,923	237,500	54,749	428,271	63,832	335,646	$2,629,921

Ending Balance(1)	$1,529,761	$238,252	$54,749	$431,190	$64,020	$337,642	$2,655,614

(1)	Excludes deferred fees

The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
At March 31, 2015	(in thousands)
Ending Balance: Individually evaluated for impairment	$351	$5	$14	$72	$2	$1,014	$—	$1,458
Ending Balance: Collectively evaluated for impairment	12,209	3,302	1,024	3,226	635	5,910	2,741	$29,047

Ending Balance	$12,560	$3,307	$1,038	$3,298	$637	$6,924	$2,741	$30,505

	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
At December 31, 2014	(in thousands)
Ending Balance: Individually evaluated for impairment	$634	$10	$—	$217	$—	$1,031	$—	$1,892
Ending Balance: Collectively evaluated for impairment	12,943	3,186	582	3,803	553	5,302	2,423	$28,792

Ending Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $1.2 million and $1.1 million at March 31, 2015 and December 31, 2014, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the three months ended March 31, 2015 and 2014:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015			March 31, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	$—	—	$—	$—
Commercial, industrial and other	1	1,149	1,149	—	—	—
Leases	1	14	14	—	—	—
Real estate—residential mortgage	—	—	—	—	—	—
Real estate—construction	1	396	396	—	—	—
Home equity and consumer	1	9	9	3	335	335

	4	$1,568	$1,568	3	$335	$335

The following table summarizes as of March 31, 2015 and 2014, loans that were restructured within the previous 12 months that have subsequently defaulted:

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	2	$214
Commercial, industrial and other	—	—	—	—
Leases	—	—	—	—
Real estate—residential mortgage	1	483	—	—
Real estate—construction	—	—	—	—
Home equity and consumer	1	2	1	236

	2	$485	3	$450

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair market value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of March 31, 2015, the Company had $1.6 million in mortgages held for sale compared to $592,000 as of December 31, 2014.

Other Real Estate and Other Repossessed Assets

At March 31, 2015 the Company had other real estate owned of $826,000 and had no other repossessed assets. All of the other real estate owned that the Company held at March 31, 2015, was residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. At December 31, 2014, the Company had other real estate owned and other repossessed assets of $977,000 and 49,000, respectively.

Note 8. Estimated Fair Value of Financial Instruments and Fair Value Measurement

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2015, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
March 31, 2015
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$8,425	$98,150	$—	$106,575
Mortgage backed securities	—	316,934	—	316,934
Obligations of states and political subdivisions	—	31,374	—	31,374
Corporate debt securities	—	504	—	504
Equity securities	4,508	13,557	—	18,065

Total securities available for sale	12,933	460,519	—	473,452
Non-hedging interest rate derivatives	—	209	—	209

Total Assets	$12,933	460,728	—	$473,661

Non-hedging interest rate derivatives	$—	$209	$—	$209

Total Liabilities	$—	$209	$—	$209

December 31, 2014
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$8,321	$85,599	$—	$93,920
Mortgage backed securities	—	314,931	—	314,931
Obligations of states and political subdivisions	—	30,519	—	30,519
Corporate debt securities	—	505	—	505
Equity securities	4,154	13,420	—	17,574

Total securities available for sale	12,475	444,974	—	457,449
Non-hedging interest rate derivatives	—	37	—	37

Total Assets	$12,475	$445,011	$—	$457,486

Non-hedging interest rate derivatives	$—	$37	$—	$37

Total Liabilities	$—	$37	$—	$37

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
March 31, 2015
Assets:
Impaired Loans and Leases	$—	$—	$25,812	$25,812
Loans held for sale	—	1,598	—	1,598
Other real estate owned and other repossessed assets	—	—	826	826
December 31, 2014
Assets:
Impaired Loans and Leases	$—	$—	$25,693	$25,693
Loans held for sale	—	592	—	592
Other real estate owned and other repossessed assets	—	—	1,026	1,026

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value of the underlying collateral. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral, less estimated costs to sell, securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the sales comparison approach, the cost approach or the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 5-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Loans that are not collateral dependent are evaluated based on a discounted cash flow method. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2015 and December 31, 2014 are outlined below.

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

The net loan portfolio at March 31, 2015 and December 31, 2014 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2015
Financial Instruments—Assets
Investment securities held to maturity	$115,779	$117,717	$—	$112,542	$5,175
Federal Home Loan Bank and other membership bank stocks	10,755	10,755	—	10,755	—
Loans and leases, net	2,659,291	2,665,726	—	—	2,665,726
Financial Instruments—Liabilities
Certificates of Deposit	291,703	291,627	—	291,627	—
Other borrowings	222,728	228,388	—	228,388	—
Subordinated debentures	41,238	30,929	—	—	30,929
December 31, 2014
Financial Instruments—Assets
Investment securities held to maturity	$107,976	$109,030	$—	$103,916	$5,114
Federal Home Loan Bank and other membership bank stocks	9,846	9,846	—	9,846	—
Loans and leases, net	2,623,142	2,624,581	—	—	2,624,581
Financial Instruments—Liabilities
Certificates of Deposit	279,962	279,439	—	279,439	—
Other borrowings	202,498	205,343	—	205,343	—
Subordinated debentures	41,238	30,929	—	—	30,929

Note 9. Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with customers to allow customers to convert variable rate loans to a fixed rate. Lakeland pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. Lakeland pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. As of March 31, 2015 and December 31, 2014, Lakeland had $491,000 and $505,000, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

March 31, 2015	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$(17,176)	5.5	3.840%	1 Mo Libor + 2.21	$209
3rd Party interest rate swaps	17,176	5.5	3.840%	1 Mo Libor + 2.21	(209)

December 31, 2014	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$(17,279)	5.7	3.840%	1 Mo Libor + 2.21	$37
3rd party interest rate swaps	17,279	5.7	3.840%	1 Mo Libor + 2.21	($37)

Note 10. Goodwill and Intangible Assets

The Company has recorded goodwill of $110.0 million at March 31, 2015 and December 31, 2014 which includes $22.9 million from the Somerset Hills acquisition and $87.1 million from prior acquisitions. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company recorded $2.7 million in core deposit intangible for the Somerset Hills acquisition. Year-to-date, it has amortized $111,000 in core deposit intangible. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the year ended:
2015	$304
2016	366
2017	316
2018	267
2019	218

Note 11. Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the presentation of debt discounts. The purpose of this update is to simplify the presentation of debt issuance costs and to align the US GAAP presentation of debt more closely with international accounting standards. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In January 2015, the FASB issued an accounting standards update regarding the elimination of the concept of the extraordinary items from the statement of operations. The purpose of this update is to simplify the statement of operations presentation and to align the US GAAP income statement more closely with international accounting standards. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

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

In June 2014, the FASB issued an accounting standards update that aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. This update is effective for the first interim or annual period beginning after December 15, 2014. In addition, the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods after March 15, 2015. Early adoption is prohibited. The Company does not engage in repurchase to maturity transactions, and therefore has determined that the adoption of this update is not expected to have a material impact on the Company’s financial results.

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

In January 2014, the FASB issued an accounting standards update to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company adopted this update in the first quarter of 2015, and the disclosures required are included in Note 7. The adoption of this update did not have a material impact on the Company’s financial statements.

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Management Overview

The quarter ended March 31, 2015 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•	Net income available to common shareholders at $8.3 million or $0.22 per diluted share in the first quarter of 2015 increased 16% compared to $7.2 million or $0.19 per diluted share for the same period last year. Annualized return on average assets was 0.96% for the first quarter of 2015 compared to 0.88% for the first quarter of 2014. Annualized return on average equity was 8.81% for the first quarter of 2015 compared to 8.14% for the first quarter of 2014.

•	The Company reported growth in both loans and non-interest bearing demand deposits in the first quarter of 2015. Loans totaling $2.69 billion at March 31, 2015 increased by $36.1 million from December 31, 2014, with the majority of the growth generated in commercial loans. Non-interest-bearing demand deposits at $672.3 million increased by $26.2 million, or 4%, and represented 24% of total deposits at March 31, 2015.

•	Non-performing assets totaled $21.2 million at March 31, 2015 compared to $21.7 million at December 31, 2014 and $22.7 million reported at March 31, 2014.

•	As a result of declining charge-offs, the provision for loan and lease losses was reduced from $1.5 million in the first three months of 2014 to $870,000 in the first three months of 2015.

Results of Operations

(First Quarter 2015 Compared to First Quarter 2014)

Net Income

Net income was $8.3 million in the first quarter of 2015 compared to net income of $7.2 million for the first quarter of 2014. Diluted earnings per share was $0.22 for the first quarter of 2015, compared to diluted earnings per share of $0.19 for the same period last year. Net interest income at $28.5 million for the first quarter of 2015 increased $673,000 from the first quarter of 2014 due primarily to a $1.1 million increase in interest income. The increase in interest income reflects an increase in interest earning assets resulting from organic growth.

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

Net interest income on a tax equivalent basis for the first quarter of 2015 was $28.7 million, compared to $28.1 million for the first quarter of 2014. The net interest margin decreased from 3.72% in the first quarter of 2014 to 3.56% in the first quarter of 2015 primarily as a result of a 13 basis point decrease in the yield on interest earning assets as well as a four basis point increase in the cost of interest bearing liabilities. Net interest income in the first quarter of 2015 included $454,000 in interest received from the resolution of non-performing loans and prepayment fee income compared to $1,000 of such income in the same period in 2014. The net interest margin excluding the impact of these items would be 3.51% in the first quarter of 2015. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $41.6 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended,			For the Three Months Ended,
	March 31, 2015			March 31, 2014
			Average			Average
		Interest	rates		Interest	rates
	Average	Income/	earned/	Average	Income/	earned/
	Balance	Expense	paid	Balance	Expense	paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,660,512	$27,896	4.25%	$2,486,990	$26,898	4.39%
Taxable investment securities and other	514,109	2,674	2.08%	465,159	2,546	2.19%
Tax-exempt securities	68,803	631	3.67%	76,562	728	3.80%
Federal funds sold (B)	27,686	12	0.17%	32,844	13	0.16%

Total interest-earning assets	3,271,110	31,213	3.86%	3,061,555	30,185	3.99%
Noninterest-earning assets:
Allowance for loan and lease losses	(30,993)			(30,290)
Other assets	286,781			281,444

TOTAL ASSETS	$3,526,898			$3,312,709

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$395,153	$51	0.05%	$385,007	$51	0.05%
Interest-bearing transaction accounts	1,495,270	839	0.23%	1,440,770	802	0.23%
Time deposits	280,837	393	0.56%	293,225	410	0.56%
Borrowings	295,143	1,191	1.61%	202,182	822	1.63%

Total interest-bearing liabilities	2,466,403	2,474	0.40%	2,321,184	2,085	0.36%

Noninterest-bearing liabilities:
Demand deposits	660,548			618,944
Other liabilities	16,360			15,629
Stockholders’ equity	383,587			356,952

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,526,898			$3,312,709

Net interest income/spread		28,739	3.46%		28,100	3.63%
Tax equivalent basis adjustment		221			255

NET INTEREST INCOME		$28,518			$27,845

Net interest margin (C)			3.56%			3.72%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $30.2 million in the first quarter of 2014 to $31.2 million in the first quarter of 2015, an increase of $1.0 million, or 3%. The increase in interest income was primarily a result of a $209.6 million increase in average interest earning assets partially offset by a 13 basis point decrease in the yield on interest earning assets. The yield on average loans and leases at 4.25% in the first quarter of 2015 was 14 basis points lower than the first quarter of 2014 due primarily to strong growth in new loans and leases originated or refinanced at lower rates. The yield on average taxable and tax exempt investment securities decreased by 11 basis points and 13 basis points, respectively, compared to the first quarter of 2014.

Total interest expense at $2.5 million in the first quarter of 2015 was $390,000 greater than the $2.1 million reported for the same period in 2014. The cost of average interest-bearing liabilities increased from 0.36% in the first quarter of 2014 to 0.40% in 2015. The increase in the cost of funds was due to a change in the mix in total interest-bearing liabilities. Interest-bearing deposits as a percent of total interest-bearing liabilities declined from 91.3% for the first quarter of 2014 to 88% in the first quarter of 2015. Borrowings as a percent of interest-bearing liabilities increased from 8.7% in the first quarter of 2014, to 12% in the first quarter of 2015 as borrowings increased $93 million in that time period to help fund loan growth. Borrowings at a rate of 1.61% have a higher cost than deposits which had an average cost of 0.24% for both the first quarter of 2014 and 2015.

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

In the first quarter of 2015, an $870,000 provision for loan and lease losses was recorded, which was $619,000 or 42% lower than the provision for the same period last year. During the first quarter of 2015, the Company charged off loans and leases of $1.3 million and recovered $232,000 in previously charged off loans and leases compared to $2.5 million and $665,000, respectively, during the same period in 2014. The lower provision resulted primarily from declining trends in net charge-offs and non-performing loans during the quarter. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $4.7 million in the first quarter of 2015 increased by $665,000 or 16% compared to the first quarter of 2014. Service charges on deposit accounts at $2.3 million decreased $219,000, or 9%, primarily due to a decline in overdraft fees. Commissions and fees at $1.3 million in the first quarter of 2015 increased $294,000 or 29% compared to the same period last year due primarily to an increase in investment commission income. In the first quarter of 2015, a $332,000 death benefit was received on a bank owned life insurance policy, accounting for the 94% increase in that category. Other income totaling $392,000 in the first quarter of 2015 was $253,000 higher than the same period in 2014 due primarily to an $182,000 increase in gains on sale of mortgages as well as $63,000 in gains recorded on the sale of other real estate properties.

Noninterest Expense

Noninterest expense totaling $20.0 million increased $300,000 in the first quarter of 2015 compared to the first quarter of 2014. Salaries and employee benefits expense at $11.8 million, increased by $937,000 from the same period last year, including $319,000 in additional equity compensation costs. Marketing expense at $240,000 in the first quarter of 2015 decreased $146,000 compared to the first quarter of 2014 due primarily to the timing of marketing campaigns. Legal expense at $116,000 decreased $157,000 or 58% compared to the same period last year primarily resulting from the continuing reduction in delinquencies and the recovery of expenses related to non-performing loans. Other expenses at $2.7 million decreased $221,000 due primarily to a $235,000 decrease in professional fees. The Company’s efficiency ratio, a non-GAAP financial measure, was 59.2% in the first quarter of 2015, compared to 60.90% for the same period last year. The decrease was primarily due to an increase in tax-equivalent revenue. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$20,042	$19,742
Less:
Amortization of core deposit intangibles	(111)	(123)
Other real estate owned and other repossessed asset expense	8	(15)
Provision for unfunded lending commitments	(130)	(11)

Noninterest expense, as adjusted	$19,809	$19,593

Net interest income	$28,518	$27,845
Noninterest income	4,738	4,073

Total revenue	33,256	31,918
Plus: Tax-equivalent adjustment on municipal securities	221	255
Less:
Gains on sales of investment securities	—	(2)

Total revenue, as adjusted	$33,477	$32,171

Efficiency ratio	59.17%	60.90%

Income Tax Expense

The effective tax rate decreased from 33.0% in the first quarter of 2014 to 32.5% in the first quarter of 2015 primarily as a result of an increase in tax advantaged items as a percent of pretax income. Tax advantaged items include tax-exempt security interest and income on bank owned life insurance policies.

Financial Condition

The Company’s total assets increased $89.4 million from $3.54 billion at December 31, 2014, to $3.63 billion at March 31, 2015. Total loans were $2.69 billion, an increase of $36.1 million from $2.66 billion at December 31, 2014. Total deposits were $2.84 billion, an increase of $51.7 million from December 31, 2014.

Loans and Leases

Gross loans and leases at $2.69 billion increased by $36.1 million from December 31, 2014 primarily in the commercial loans secured by real estate category. Commercial loans secured by real estate and commercial, industrial and other increased $33.1 million (2%) and $5.9 million (2%), respectively, from December 31, 2014 to March 31, 2015. Real estate construction loans at $73.2 million increased $9.2 million, while residential mortgages and home equity and consumer loans decreased $4.9 million and $6.8 million, respectively. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets decreased from $21.7 million, or 0.61% of total assets, on December 31, 2014 to $21.2 million, or 0.59% of total assets, on March 31, 2015. Non-performing assets decreased primarily in the commercial secured by real estate category, which decreased by $599,000, partially offset by a $306,000 increase in residential mortgage non-accruals. Non-accrual loans at March 31, 2015 included one loan relationship with a balance of $1.0 million or over, totaling $2.4 million, and five loan relationships between $500,000 and $1.0 million, totaling $3.4 million.

There were $134,000 in loans and leases past due ninety days or more and still accruing at March 31, 2015 compared to $66,000 at December 31, 2014. These loans primarily consisted of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On March 31, 2015, the Company had $11.5 million in loans that were troubled debt restructurings and still accruing interest income compared to $10.6 million on December 31, 2014. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On March 31, 2015, the Company had $25.8 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $25.7 million at year-end 2014. For more information on impaired loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $1.5 million has been allocated as a portion of the allowance for loan and lease losses for impairment at March 31, 2015. At March 31, 2015, the Company also had $46.0 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $46.3 million at December 31, 2014.

There were no loans and leases at March 31, 2015, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

	Three Months	Three Months	Year
	Ended March 31,	Ended March 31,	Ended December 31,
(dollars in thousands)	2015	2014	2014
Balance of the allowance at the beginning of the year	$30,684	$29,821	$29,821

Loans and leases charged off:
Commercial, secured by real estate	546	1,647	2,282
Commercial, industrial and other	10	13	999
Leases	427	39	597
Real estate—mortgage	17	155	827
Real estate-construction	20	—	25
Home equity and consumer	261	601	2,697

Total loans charged off	1,281	2,455	7,427

Recoveries:
Commercial, secured by real estate	39	34	999
Commercial, industrial and other	42	591	1,039
Leases	20	—	19
Real estate—mortgage	1	6	42
Real estate-construction	100	—	106
Home equity and consumer	30	34	220

Total Recoveries	232	665	2,425

Net charge-offs:	1,049	1,790	5,002
Provision for loan and lease losses	870	1,489	5,865

Ending balance	$30,505	$29,520	$30,684

Ratio of annualized net charge-offs to average loans and leases outstanding	0.16%	0.29%	0.19%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.13%	1.18%	1.16%

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

While the overall balance of the allowance for loan and lease losses at $30.5 million at March 31, 2015 only decreased $179,000, or 1%, from December 31, 2014, the distribution of the allowance changed between segments of the loan portfolio reflecting changes in the non-performing loan and charge-off statistics within each portfolio. Loan reserves are based on a combination of historical charge-off experience (analyzing gross charge-offs over a twelve quarter period for commercial loans, and an eight quarter period for all other portfolios), estimating the appropriate loss emergence period and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.

Based on the above analysis, and based on trends in charge-offs and non-performing loans, the allowances for commercial real estate loans and commercial, industrial and other loans have declined as a result of a significant reduction in charge-offs over a three year look-back period. On the other hand, home equity, consumer and lease financing receivable charge-offs have not experienced the same level of decline. Because of the negative trend in charge-offs over a three year look-back period in the home equity, consumer and leasing portfolios, management believed that a higher allowance was required for these portfolios.

Non-performing loans and leases decreased from $20.7 million on December 31, 2014 to $20.4 million on March 31, 2015. The allowance for loan and lease losses as a percent of total loans was 1.13% of total loans on March 31, 2015 compared to 1.16% as of December 31, 2014. The reduction in the percentage of the allowance for loan and leases losses as a percent of total loans and leases results from a declining trend in charge-offs and non-performing loans. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2015.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see the Notes to Consolidated Financial Statements contained in this Form 10-Q. Total investment securities increased from $565.4 million on December 31, 2014 to $589.2 million on March 31, 2015, an increase of $23.8 million, or 4%.

Deposits

Total deposits increased from $2.79 billion on December 31, 2014 to $2.84 billion on March 31, 2015, an increase of $51.7 million, or 2%. Noninterest bearing deposits increased $26.2 million while savings and interest bearing deposits increased $13.8 million. Additionally, time deposits increased $11.7 million, or 4%.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $8.6 million for the first three months of 2015 compared to $10.9 million for the same period in 2014.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first three months of 2015, Lakeland’s deposits increased $51.7 million.

•	Sales of securities and overnight funds. At March 31, 2015 the Company had $473.5 million in securities designated “available for sale.” Of these securities, $326.4 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•	Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on March 31, 2015. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $90.0 million at March 31, 2015. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2015.

•	Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2015 follows.

Cash and cash equivalents totaling $133.2 million on March 31, 2015 increased $23.9 million from December 31, 2014. Operating activities provided $8.6 million in net cash. Investing activities used $62.2 million in net cash, primarily reflecting an increase in loans and leases and investment securities. Financing activities provided $77.5 million in net cash primarily reflecting the increase in deposits and other borrowings of $51.8 million and $20.2 million, respectively. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2015. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After one but	After three
		Within	within three	but within	After
(dollars in thousands)	Total	one year	years	five years	five years
Minimum annual rentals on noncancellable operating leases	$24,912	$2,551	$4,239	$3,234	$14,888
Benefit plan commitments	6,552	186	647	793	4,926
Remaining contractual maturities of time deposits	291,703	195,083	86,517	9,971	132
Subordinated debentures	41,238	—	—	—	41,238
Loan commitments	678,992	530,367	106,338	269	42,018
Other borrowings	222,728	30,000	117,728	65,000	10,000
Interest on other borrowings*	31,831	4,945	8,063	3,237	15,586
Standby letters of credit	9,695	9,459	156	—	80

Total	$1,307,651	$772,591	$323,688	$82,504	$128,868

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 1.90%.

Capital Resources

Total stockholders’ equity increased from $379.4 million on December 31, 2014 to $388.1 million on March 31, 2015, an increase of $8.6 million, or 2%. Book value per common share increased to $10.24 on March 31, 2015 from $10.01 on December 31, 2014. The increase in stockholders’ equity from December 31, 2014 to March 31, 2015 was primarily due to $8.3 million in net income and $2.7 million in other comprehensive income on the Company’s available for sale securities portfolio, partially offset by the payment of dividends on common stock of $2.9 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2015, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. For further discussion, see “Basel III” below.

The capital ratios for the Company and Lakeland at March 31, 2015 are as follows:

		Common Equity
	Tier 1 Capital	Tier 1 to	Tier 1 Capital	Total Capital
	to Total Average	Risk-Weighted	to Risk-Weighted	to Risk-Weighted
	Assets Ratio	Assets Ratio	Assets Ratio	Assets Ratio
	March 31,	March 31,	March 31,	March 31,
Capital Ratios:	2015	2015	2015	2015
The Company	9.17%	9.79%	11.23%	12.37%
Lakeland Bank	8.47%	10.37%	10.37%	11.51%
“Well capitalized” institution under FDIC Regulations	5.00%	6.50%	8.00%	10.00%

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements to be phased in over a multi-year schedule through January 1, 2019. As of March 31, 2015, the Company and Lakeland met all of the requirements under the new rules on a fully phased-in basis, if such requirements were in effect.

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

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2015	2014
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period—GAAP	$388,084	$379,438
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	1,849	1,960

Total tangible common stockholders’ equity at end of period—Non- GAAP	$276,261	$267,504

Shares outstanding at end of period	37,900	37,911

Book value per share—GAAP	$10.24	$10.01

Tangible book value per share—Non-GAAP	$7.29	$7.06

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period—Non- GAAP	$276,261	$267,504

Total assets at end of period	$3,627,764	$3,538,325
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	1,849	1,960

Total tangible assets at end of period—Non-GAAP	$3,515,941	$3,426,391

Common equity to assets—GAAP	10.70%	10.72%

Tangible common equity to tangible assets—Non-GAAP	7.86%	7.81%

	For the three months ended,
	March 31,	March 31,
(dollars in thousands)	2015	2014
Calculation of return on average tangible common equity
Net income—GAAP	$8,330	$7,163

Total average common stockholders’ equity	$383,587	$356,951
Less:
Average goodwill	109,974	109,974
Average other identifiable intangible assets, net	1,919	2,379

Total average tangible common stockholders’ equity—Non-GAAP	$271,694	$244,598

Return on average common stockholders’ equity—GAAP	8.81%	8.14%

Return on average tangible common stockholders’ equity—Non-GAAP	12.43%	11.88%

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $112.9 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
March 31, 2015	-3.5%	-2.0%
December 31, 2014	-3.6%	-1.9%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-15.0%	-10.0%	-5.0%	-5.0%	-10.0%	-15.0%
March 31, 2015	-5.1%	-3.1%	-1.2%	-4.7%	-5.6%	-6.0%
December 31, 2014	-5.2%	-3.2%	-1.3%	-4.5%	-6.3%	-6.8%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2015 (the base case) was $492.9 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” of plus 300 basis points and minus 300 basis points for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Asset/Liability Policy Limit	-35.0%	-25.0%	-15.0%	-15.0%	-25.0%	-35.0%
March 31, 2015	-12.3%	-7.6%	-3.2%	-0.5%	-5.0%	-7.5%
December 31, 2014	-13.0%	-8.2%	-3.5%	0.7%	-2.5%	-4.8%

The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date: May 8, 2015