Form 10-Q
period 2015-06-30
LAKELAND BANCORP INC
filed 2015-08-07
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 June 30, 2015

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

As of July 31, 2015, there were 37,903,909 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS:	(dollars in thousands except share and per share amounts)
Cash	$118,207	$102,549
Interest-bearing deposits due from banks	19,359	6,767
Total cash and cash equivalents	137,566	109,316

Investment securities available for sale, at fair value	461,686	457,449
Investment securities held to maturity; fair value of $123,585 at June 30, 2015 and $109,030 at December 31, 2014	123,133	107,976
Federal Home Loan Bank and other membership bank stock, at cost	12,779	9,846
Loans held for sale	3,348	592
Loans, net of deferred costs (fees)	2,754,517	2,653,826
Less: allowance for loan and lease losses	30,174	30,684
Net loans	2,724,343	2,623,142
Premises and equipment, net	35,524	35,675
Accrued interest receivable	8,911	8,896
Goodwill	109,974	109,974
Other identifiable intangible assets	1,742	1,960
Bank owned life insurance	61,869	57,476
Other assets	18,252	16,023
TOTAL ASSETS	$3,699,127	$3,538,325

LIABILITIES
Deposits:
Noninterest bearing	$714,227	$646,052
Savings and interest-bearing transaction accounts	1,822,295	1,864,805
Time deposits under $100 thousand	165,105	165,625
Time deposits $100 thousand and over	141,326	114,337
Total deposits	2,842,953	2,790,819
Federal funds purchased and securities sold under agreements to repurchase	146,249	108,935
Other borrowings	262,728	202,498
Subordinated debentures	41,238	41,238
Other liabilities	15,099	15,397
TOTAL LIABILITIES	3,308,267	3,158,887

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 37,903,282 shares at June 30, 2015 and 37,910,840 shares at December 31, 2014	385,565	384,731
Retained earnings (Accumulated deficit)	3,281	(6,816)
Accumulated other comprehensive income	2,014	1,523
TOTAL STOCKHOLDERS’ EQUITY	390,860	379,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,699,127	$3,538,325

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$28,211	$27,558	$56,107	$54,456
Federal funds sold and interest-bearing deposits with banks	11	9	23	22
Taxable investment securities and other	2,688	2,515	5,362	5,061
Tax-exempt investment securities	398	467	808	940
TOTAL INTEREST INCOME	31,308	30,549	62,300	60,479
INTEREST EXPENSE
Deposits	1,346	1,243	2,629	2,506
Federal funds purchased and securities sold under agreements to repurchase	37	35	59	50
Other borrowings	1,256	852	2,425	1,659
TOTAL INTEREST EXPENSE	2,639	2,130	5,113	4,215
NET INTEREST INCOME	28,669	28,419	57,187	56,264
Provision for loan and lease losses	740	1,593	1,610	3,082
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	27,929	26,826	55,577	53,182
NONINTEREST INCOME
Service charges on deposit accounts	2,450	2,663	4,790	5,222
Commissions and fees	1,196	1,082	2,503	2,095
Gains on sales and calls of investment securities	17	---	17	2
Gains on sales of loans	464	152	729	235
Income on bank owned life insurance	388	365	1,087	725
Other income	443	109	570	165
TOTAL NONINTEREST INCOME	4,958	4,371	9,696	8,444
NONINTEREST EXPENSE
Salaries and employee benefits	12,144	11,200	23,894	22,013
Net occupancy expense	2,273	2,041	4,821	4,658
Furniture and equipment	1,629	1,660	3,285	3,353
Stationery, supplies and postage	377	334	742	688
Marketing expense	416	476	656	862
FDIC insurance expense	531	511	1,049	1,012
Legal expense	325	219	441	492
Expenses on other real estate owned and other repossessed assets	27	100	19	115
Core deposit intangible amortization	107	119	218	242
Other expenses	3,366	2,870	6,112	5,837
TOTAL NONINTEREST EXPENSE	21,195	19,530	41,237	39,272
Income before provision for income taxes	11,692	11,667	24,036	22,354
Income tax expense	3,830	3,886	7,844	7,410
NET INCOME	$7,862	$7,781	$16,192	$14,944

PER SHARE OF COMMON STOCK
Basic earnings	$0.21	$0.20	$0.42	$0.39
Diluted earnings	$0.21	$0.20	$0.42	$0.39
Dividends	$0.085	$0.071	$0.160	$0.142

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
NET INCOME	$7,862	$7,781	$16,192	$14,944

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities (losses) gains during period	(2,177)	2,797	498	5,785
Reclassification for gains included in net income	(17)	---	(17)	(2)
Change in pension liability, net	5	5	10	10
Other Comprehensive Income (Loss)	(2,189)	2,802	491	5,793
TOTAL COMPREHENSIVE INCOME	$5,673	$10,583	$16,683	$20,737

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

Six Months Ended June 30, 2015

	Common Stock	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Total
	(dollars in thousands)
BALANCE January 1, 2015	$384,731	($6,816)	$1,523	$379,438

Net Income	---	16,192	---	16,192
Other comprehensive income, net of tax	---	---	491	491
Stock based compensation	912	---	---	912
Retirement of restricted stock	(250)	---	---	(250)
Exercise of stock options, net of excess tax benefits	172	---	---	172
Cash dividends, common stock	---	(6,095)	---	(6,095)
BALANCE June 30, 2015 (UNAUDITED)	$385,565	$3,281	$2,014	$390,860

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	(dollars in thousands)
Net income	$16,192	$14,944
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,009	1,808
Depreciation and amortization	1,914	1,807
Amortization of intangible assets	218	242
Provision for loan and lease losses	1,610	3,082
Loans originated for sale	(34,649)	(8,450)
Proceeds from sales of loans	32,622	9,492
Gains on sales and calls of securities	(17)	(2)
Gains on sales of loans held for sale	(729)	(235)
Gains on other real estate and other repossessed assets	(144)	(65)
Losses on sales of premises and equipment	2	19
Stock-based compensation	912	638
Increase in other assets	(3,535)	(813)
Decrease in other liabilities	(281)	(1,863)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,124	20,604
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	37,946	24,738
Held to maturity	8,804	11,217
Proceeds from sales of securities
Available for sale	11,472	15,646
Held to maturity	---	1,374
Purchase of securities:
Available for sale	(54,241)	(17,133)
Held to maturity	(24,245)	(16,497)
Purchase of bank owned life insurance	(4,078)	---
Proceeds from bank owned life insurance policy	772	---
Net increase in Federal Home Loan Bank Stock	(2,933)	(1,873)
Net increase in loans and leases	(103,750)	(143,585)
Proceeds from sales of other real estate and repossessed assets	853	455
Proceeds from dispositions of premises and equipment	4	---
Capital expenditures	(2,053)	(1,056)
NET CASH USED IN INVESTING ACTIVITIES	(131,449)	(126,714)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	52,204	17,737
Increase in federal funds purchased and securities sold under agreements to repurchase	37,314	74,520
Proceeds from other borrowings	70,230	130,000
Repayments of other borrowings	(10,000)	(75,000)
Excess tax benefits	59	65
Exercise of stock options	113	142
Retirement of restricted stock	(250)	(56)
Issuance of stock to dividend reinvestment and stock purchase plan	---	64
Dividends paid	(6,095)	(5,118)
NET CASH PROVIDED BY FINANCING ACTIVITIES	143,575	142,354
Net increase in cash and cash equivalents	28,250	36,244
Cash and cash equivalents, beginning of period	109,316	102,721
CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,566	$138,965

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

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the six months ended June 30, 2015 do not necessarily indicate the results that the Company will achieve for all of 2015. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2. Share-Based Compensation

The Company grants stock options, restricted stock and restricted stock units (RSUs) under the 2009 Equity Compensation Program. Share-based compensation expense of $912,000 and $638,000 was recognized for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was unrecognized compensation cost of $441,000 related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 1.8 years. Unrecognized compensation expense related to unvested stock options was approximately $67,000 as of June 30, 2015 and is expected to be recognized over a period of 1.9 years. Unrecognized compensation expense related to RSUs was approximately $1.5 million as of June 30, 2015, and that cost is expected to be recognized over a period of 1.7 years.

In the first six months of 2014, the Company granted 1,942 shares of restricted stock at a grant date fair value of $11.21 per share under the 2009 Equity Compensation Program. Compensation expense on these shares is expected to average approximately $4,000 per year over a five year period.

In the first six months of 2015, the Company granted 129,509 RSUs at a weighted average grant date fair value of $11.06 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these restricted stock units is expected to average approximately $477,000 per year over a three year period. In the first six months of 2014, the Company granted 127,797 RSUs at a weighted average grant date fair value of $10.66 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these RSUs is expected to average approximately $453,000 per year over a three year period.

There were no grants of stock options in the first six months of 2015 or 2014.

Option activity under the Company’s stock option plans is as follows:

			Weighted
	Number of shares	Weighted average exercise price	average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding, January 1, 2015	311,705	$9.69		$681,861
Issued	---	---
Exercised	(15,500)	7.30
Forfeited	(3,462)	12.28
Expired	---	---

Outstanding, June 30, 2015	292,743	$9.78	3.76	$653,340

Options exercisable at June 30, 2015	271,743	$9.80	3.43	$601,293

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first half of 2015 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $63,000 and $42,000, respectively. Exercise of stock options during the first six months of 2015 and 2014 resulted in cash receipts of $113,000 and $86,000, respectively.

Information regarding the Company’s restricted stock and changes during the six months ended June 30, 2015 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2015	160,284	$9.21
Granted	---	---
Vested	(86,470)	9.11
Forfeited	(88)	9.39

Outstanding, June 30, 2015	73,726	$9.32

Information regarding the Company’s RSUs (all unvested) and changes during the six months ended June 30, 2015 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2015	98,535	$10.64
Granted	129,509	11.06
Vested	(25,566)	11.02
Forfeited	(515)	10.74

Outstanding, June 30, 2015	201,963	$10.86

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	June 30, 2015			June 30, 2014
	Before	Tax Benefit	Net of	Before	Tax Benefit	Net of
For the quarter ended:	tax amount	(Expense)	tax amount	tax amount	(Expense)	tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains (losses) arising during period	($3,466)	$1,289	($2,177)	$4,325	($1,528)	$2,797
Reclassification adjustment for net gains arising during the period	(26)	9	(17)	---	---	---
Net unrealized gains (losses)	($3,492)	$1,298	($2,194)	$4,325	($1,528)	$2,797
Change in minimum pension liability	8	(3)	5	8	(3)	5
Other comprehensive income (loss), net	($3,484)	$1,295	($2,189)	$4,333	($1,531)	$2,802

	Before	Tax Benefit	Net of	Before	Tax Benefit	Net of
For the six months ended:	tax amount	(Expense)	tax amount	tax amount	(Expense)	tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$759	($261)	$498	$9,040	($3,255)	$5,785
Reclassification adjustment for net gains arising during the period	(26)	9	(17)	(3)	1	(2)
Net unrealized gains	$733	($252)	$481	$9,037	($3,254)	$5,783
Change in minimum pension liability	16	(6)	10	16	(6)	10
Other comprehensive income, net	$749	($258)	$491	$9,053	($3,260)	$5,793

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
	Unrealized			Unrealized Gains
	Gains on			(Losses) on
	Available-for-sale			Available-for-sale
	Securities	Pension Items	Total	Securities	Pension Items	Total
Beginning Balance	$4,206	($3)	$4,203	($1,661)	($23)	($1,684)
	(in thousands)

Other comprehensive income (loss) before classifications	(2,177)	5	(2,172)	2,797	5	2,802

Amounts reclassified from accumulated other comprehensive income	(17)	---	(17)	---	---	---

Net current period other comprehensive income (loss)	(2,194)	5	(2,189)	2,797	5	2,802

Ending balance	$2,012	$2	$2,014	$1,136	($18)	$1,118
(a) All amounts are net of tax. Changes in Accumulated Other Comprehensive Income by Component (a)
	For the Six Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2014
	Unrealized Gains			Unrealized Gains
	and Losses on			and Losses on
	Available-for-sale			Available-for-sale
	Securities	Pension Items	Total	Securities	Pension Items	Total
Beginning Balance	$1,531	($8)	$1,523	($4,647)	($28)	($4,675)
	(in thousands)
Other comprehensive income before classifications	498	10	508	5,785	10	5,795

Amounts reclassified from accumulated other comprehensive income	(17)	---	(17)	(2)	---	(2)

Net current period other comprehensive income	481	10	491	5,783	10	5,793

Ending balance	$2,012	$2	$2,014	$1,136	($18)	$1,118

(a) All amounts are net of tax.

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the Six Months Ended June 30,
	2015	2014
Supplemental schedule of noncash investing and financing activities:	(in thousands)
Cash paid during the period for income taxes	$7,645	$6,657
Cash paid during the period for interest	5,016	4,225
Transfer of loans and leases into other repossessed assets and other real estate owned	760	722

Note 5. Earnings Per Share

The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014

Net income available to common shareholders	$7,862	$7,781	$16,192	$14,944
Less: earnings allocated to participating securities	68	62	120	97
Net income allocated to common shareholders	$7,794	$7,719	$16,072	$14,847

Weighted average number of common shares outstanding - basic (1)	37,854	37,740	37,827	37,711
Share-based plans (1)	134	110	134	117
Weighted average number of common shares - diluted (1)	37,988	37,850	37,961	37,828

Basic earnings per share	$0.21	$0.20	$0.42	$0.39

Diluted earnings per share	$0.21	$0.20	$0.42	$0.39

(1) Adjusted for 5% stock dividend distributed June 17, 2014 to shareholders of record on June 3, 2014 .

Options to purchase 83,437 shares of common stock at a weighted average price of $12.29 per share were outstanding and were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2015 because the exercise price was greater than the average market price.

Options to purchase 357,163 shares of common stock at a weighted average price of $11.91 per share were outstanding and were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2014 because the exercise price was greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)

U.S. treasury and
U.S. government agencies	$100,385	$419	$(593)	$100,211	$94,466	$261	$(807)	$93,920
Mortgage-backed securities, residential	300,443	2,771	(1,815)	301,399	309,162	2,868	(2,075)	309,955
Mortgage-backed securities, multifamily	10,277	11	(68)	10,220	4,973	3	---	4,976
Obligations of states and political subdivisions	30,597	723	(232)	31,088	29,764	888	(133)	30,519
Other debt securities	496	7	---	503	494	11	---	505
Equity securities	16,361	2,145	(241)	18,265	16,196	1,589	(211)	17,574
	$458,559	$6,076	$(2,949)	$461,686	$455,055	$5,620	$(3,226)	$457,449

HELD TO MATURITY	June 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)

U.S. government agencies	$35,509	$317	$(164)	$35,662	$20,477	$232	$(84)	$20,625
Mortgage-backed securities, residential	38,950	564	(372)	39,142	42,309	645	(385)	42,569
Mortgage-backed securities, multifamily	2,209	---	(63)	2,146	2,259	---	(60)	2,199
Obligations of states and political subdivisions	44,940	434	(379)	44,995	41,401	658	(90)	41,969
Other debt securities	1,525	115	---	1,640	1,530	138	---	1,668
	$123,133	$1,430	$(978)	$123,585	$107,976	$1,673	$(619)	$109,030

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	June 30, 2015
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,312	$3,362	$6,345	$6,357
Due after one year through five years	85,465	85,836	12,108	12,462
Due after five years through ten years	41,319	41,272	56,707	56,749
Due after ten years	1,382	1,332	6,814	6,729
	131,478	131,802	81,974	82,297
Mortgage-backed securities	310,720	311,619	41,159	41,288
Equity securities	16,361	18,265	---	---
Total securities	$458,559	$461,686	$123,133	$123,585

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sale proceeds	$11,472	$17,020	$11,472	$17,020
Gross gains	28	340	28	346
Gross losses	(11)	(340)	(11)	(344)

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

Securities with a carrying value of approximately $351.5 million and $356.1 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

June 30, 2015	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
AVAILABLE FOR SALE	Fair value	Losses	Fair value	Losses	securities	Fair value	Losses
	(dollars in thousands)
U.S. treasury and
U.S. government agencies	$60,180	$571	$3,978	$22	13	$64,158	$593
Mortgage-backed securities, residential	78,644	537	54,895	1,278	37	133,539	1,815
Mortgage-backed securities, multifamily	5,235	68	---	---	1	5,235	68
Obligations of states and political subdivisions	6,852	139	1,436	93	17	8,288	232
Equity securities	---	---	4,868	241	2	4,868	241
	$150,911	$1,315	$65,177	$1,634	70	$216,088	$2,949

HELD TO MATURITY

U.S. government agencies	$15,688	$164	$ ---	$ ---	3	$15,688	$164
Mortgage-backed securities, residential	16,372	189	7,382	183	9	23,754	372
Mortgage-backed securities, multifamily	1,259	12	887	51	2	2,146	63
Obligations of states and political subdivisions	16,594	325	1,599	54	29	18,193	379
	$49,913	$690	$9,868	$288	43	$59,781	$978

December 31, 2014	Less than 12 months		12 months or longer			Total
		Unrealized		Unrealized	Number of		Unrealized
AVAILABLE FOR SALE	Fair value	Losses	Fair value	Losses	securities	Fair value	Losses
	(dollars in thousands)
U.S. government agencies	$5,057	$28	$46,135	$779	11	$51,192	$807
Mortgage-backed securities, residential	34,832	177	74,414	1,898	28	109,246	2,075
Obligations of states and political subdivisions	1,266	29	5,033	104	12	6,299	133
Other debt securities	---	---	---	---	---	---	---
Equity securities	---	---	4,819	211	2	4,819	211
	$41,155	$234	$130,401	$2,992	53	$171,556	$3,226

HELD TO MATURITY

U.S. government agencies	$ ---	$ ---	$5,736	$84	1	$5,736	$84
Mortgage-backed securities, residential	6,236	50	17,557	335	8	23,793	385
Mortgage-backed securities, multifamily	---	---	2,199	60	2	2,199	60
Obligations of states and political subdivisions	1,290	7	4,206	83	13	5,496	90
	$7,526	$57	$29,698	$562	24	$37,224	$619

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

As of June 30, 2015, the equity securities include investments in other financial institutions for market appreciation purposes. Those equities had a purchase price of $2.7 million and a market value of $4.8 million as of June 30, 2015.

As of June 30, 2015, equity securities also included $13.5 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2015, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.6 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of June 30, 2015, the amortized cost of these securities was $10.8 million and the fair value was $10.6 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 7. Loans, Leases and Other Real Estate.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(in thousands)
Commercial, secured by real estate	$1,613,011	$1,529,761
Commercial, industrial and other	262,617	238,252
Leases	53,798	54,749
Real estate-residential mortgage	414,339	431,190
Real estate-construction	82,265	64,020
Home equity and consumer	330,664	337,642
Total loans	2,756,694	2,655,614
Less: deferred fees	(2,177)	(1,788)
Loans, net of deferred fees	$2,754,517	$2,653,826

At June 30, 2015 and December 31, 2014, home equity and consumer loans included overdraft deposit balances of $498,000 and $791,000, respectively. At June 30, 2015 and December 31, 2014, the Company had $667.8 million and $338.5 million in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (FHLB).

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

	June 30, December 31,
(in thousands)	2015	2014

Commercial, secured by real estate	$5,307	$7,424
Commercial, industrial and other	1,354	308
Leases	79	88
Real estate - residential mortgage	9,098	9,246
Real estate - construction	---	188
Home equity and consumer	3,143	3,415
Total non-accrual loans and leases	$18,981	$20,669
Other real estate and other repossessed assets	1,078	1,026
TOTAL NON-PERFORMING ASSETS	$20,059	$21,695

Troubled debt restructurings, still accruing	$12,419	$10,579

Non-accrual loans included $2.0 million and $1.3 million of troubled debt restructurings as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the Company had $8.3 million in residential mortgages and consumer home equity loans that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of June 30, 2015 and December 31, 2014, is as follows:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$2,712	$3,055	$4,264	$10,031	$1,602,980	$1,613,011	$-
Commercial, industrial and other	307	859	224	1,390	261,227	262,617	-
Leases	175	51	79	305	53,493	53,798	-
Real estate--residential mortgage	993	216	8,125	9,334	405,005	414,339	47
Real estate--construction	-	-	-	-	82,265	82,265	-
Home equity and consumer	1,156	352	2,574	4,082	326,582	330,664	55
	$5,343	$4,533	$15,266	$25,142	$2,731,552	$2,756,694	$102

December 31, 2014

Commercial, secured by real estate	$2,714	$2,999	$5,972	$11,685	$1,518,076	$1,529,761	$-
Commercial, industrial and other	944	2	308	1,254	236,998	238,252	-
Leases	108	24	88	220	54,529	54,749	-
Real estate--residential mortgage	3,325	354	6,710	10,389	420,801	431,190	-
Real estate--construction	224	-	188	412	63,608	64,020	-
Home equity and consumer	1,583	598	2,951	5,132	332,510	337,642	66
	$8,898	$3,977	$16,217	$29,092	$2,626,522	$2,655,614	$66

Impaired Loans

The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings. Impaired loans as of June 30, 2015, June 30, 2014 and December 31, 2014 are as follows:

June 30, 2015	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$12,178	$13,210	$-	$203	$13,001
Commercial, industrial and other	2,015	3,404	-	10	661
Real estate-residential mortgage	2,329	2,329	-	-	2,100
Real estate-construction	-	-	-	-	99
Home equity and consumer	764	764	-	-	752

Loans with specific allowance:
Commercial, secured by real estate	5,466	5,487	346	114	5,430
Commercial, industrial and other	1,082	1,082	42	11	442
Leases	11	11	11	-	6
Real estate-residential mortgage	728	728	63	19	742
Real estate-construction	391	391	1	5	242
Home equity and consumer	1,044	1,044	809	32	1,230

Total:
Commercial, secured by real estate	$17,644	$18,697	$346	$317	$18,431
Commercial, industrial and other	3,097	4,486	42	21	1,103
Leases	11	11	11	-	6
Real estate--residential mortgage	3,057	3,057	63	19	2,842
Real estate-construction	391	391	1	5	341
Home equity and consumer	1,808	1,808	809	32	1,982
	$26,008	$28,450	$1,272	$394	$24,705

June 30, 2014	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans

	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$15,564	$16,445	$-	$205	$15,170
Commercial, industrial and other	542	923	-	42	1,850
Real estate-residential mortgage	255	304	-	-	276
Real estate-construction	465	2,411	-	-	483
Home equity and consumer	-	-	-	-	-

Loans with specific allowance:
Commercial, secured by real estate	4,023	4,179	285	87	4,418
Commercial, industrial and other	151	151	5	4	183
Real estate-residential mortgage	-	-	-	-	-
Real estate-construction	-	-	-	-	-
Home equity and consumer	1,267	1,283	493	30	1,219

Total:
Commercial, secured by real estate	$19,587	$20,624	$285	$292	$19,588
Commercial, industrial and other	693	1,074	5	46	2,033
Real estate--residential mortgage	255	304	-	-	276
Real estate-construction	465	2,411	-	-	483
Home equity and consumer	1,267	1,283	493	30	1,219
	$22,267	$25,696	$783	$368	$23,599

December 31, 2014	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,172	$15,520	$-	$436	$16,092
Commercial, industrial and other	327	1,697	-	43	1,513
Real estate-residential mortgage	1,681	1,681	-	-	308
Real estate-construction	188	552	-	-	464
Home equity and consumer	741	741	-	7	153

Loans with specific allowance:
Commercial, secured by real estate	5,666	5,818	634	156	3,858
Commercial, industrial and other	425	425	10	9	342
Real estate-residential mortgage	1,238	1,238	217	19	438
Real estate-construction	-	-	-	-	-
Home equity and consumer	1,255	1,255	1,031	41	975

Total:
Commercial, secured by real estate	$19,838	$21,338	$634	$592	$19,950
Commercial, industrial and other	752	2,122	10	52	1,855
Real estate--residential mortgage	2,919	2,919	217	19	746
Real estate-construction	188	552	-	-	464
Home equity and consumer	1,996	1,996	1,031	48	1,128
	$25,693	$28,927	$1,892	$711	$24,143

Interest that would have been accrued on impaired loans during the first six months of 2015 and 2014 had the loans been performing under original terms would have been $794,000 and $885,000, respectively. Interest that would have accrued for the year ended December 31, 2014 was $1.8 million.

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

The following table shows the Company’s commercial loan portfolio as of June 30, 2015 and December 31, 2014, by the risk ratings discussed above (in thousands):

June 30, 2015	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction

1	$---	$1,543	$---
2	---	9,845	---
3	65,458	51,222	---
4	542,648	90,047	10,866
5	871,014	77,814	66,877
5W - Watch	51,083	13,349	113
6 - Other Assets Especially Mentioned	38,173	5,330	1,996
7 - Substandard	44,635	13,467	2,413
8 - Doubtful	---	-	---
9 - Loss	---	-	---
Total	$1,613,011	$262,617	$82,265

December 31, 2014	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction

1	$---	$1,040	$---
2	---	8,755	---
3	69,243	30,386	---
4	479,667	91,836	7,527
5	867,023	69,723	51,833
5W - Watch	40,991	15,572	225
6 - Other Assets Especially Mentioned	27,764	8,057	2,710
7 - Substandard	45,073	12,883	1,725
8 - Doubtful	---	---	---
9 - Loss	---	---	---
Total	$1,529,761	$238,252	$64,020

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$12,560	$3,307	$1,038	$3,298	$637	$6,924	$2,741	$30,505
Charge-offs	(805)	(64)	(102)	(89)	-	(415)	-	(1,475)
Recoveries	325	42	-	2	6	29	-	404
Provision	1,839	(417)	18	(195)	82	(619)	32	740
Ending Balance	$13,919	$2,868	$954	$3,016	$725	$5,919	$2,773	$30,174

Three Months Ended June 30, 2014 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$14,135	$5,506	$460	$2,968	$483	$2,612	$3,356	$29,520
Charge-offs	(144)	(599)	(126)	(354)	(25)	(483)	-	(1,731)
Recoveries	320	88	-	3	1	72	-	484
Provision	(269)	(1,394)	320	1,614	77	1,910	(665)	1,593
Ending Balance	$14,042	$3,601	$654	$4,231	$536	$4,111	$2,691	$29,866

Six Months Ended June 30, 2015 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684
Charge-offs	(1,351)	(74)	(529)	(106)	(20)	(676)	-	(2,756)
Recoveries	364	84	20	3	106	59	-	636
Provision	1,329	(338)	881	(901)	86	203	350	1,610
Ending Balance	$13,919	$2,868	$954	$3,016	$725	$5,919	$2,773	$30,174

Six Months Ended June 30, 2014 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	3,030	29,821
Charge-offs	(1,791)	(612)	(165)	(509)	(25)	(1,084)	-	(4,186)
Recoveries	354	679	-	9	1	106	-	1,149
Provision	1,016	(1,797)	315	1,517	18	2,352	(339)	3,082
Ending Balance	$14,042	$3,601	$654	$4,231	$536	$4,111	$2,691	$29,866

Loans receivable summarized by portfolio segment and impairment method are as follows:

At June 30, 2015	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
Ending Balance: Individually	(in thousands)
evaluated for impairment	$17,644	$3,097	$11	$3,057	$391	$1,808	$26,008
Ending Balance: Collectively evaluated for impairment	1,595,367	259,520	53,787	411,282	81,874	328,856	$2,730,686
Ending Balance (1)	$1,613,011	$262,617	$53,798	$414,339	$82,265	$330,664	$2,756,694

(1) Excludes deferred fees

	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
At December 31, 2014	(in thousands)
Ending Balance: Individually evaluated for impairment	$19,838	$752	$-	$2,919	$188	$1,996	$25,693
Ending Balance: Collectively evaluated for impairment	1,509,923	237,500	54,749	428,271	63,832	335,646	$2,629,921
Ending Balance(1)	$1,529,761	$238,252	$54,749	$431,190	$64,020	$337,642	$2,655,614

(1) Excludes deferred fees

The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

At June 30, 2015	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$346	$42	$11	$63	$1	$809	$---	$1,272
Ending Balance: Collectively evaluated for impairment	13,573	2,826	943	2,953	724	5,110	2,773	$28,902
Ending Balance	$13,919	$2,868	$954	$3,016	$725	$5,919	$2,773	$30,174

At December 31, 2014	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$634	$10	$-	$217	$-	$1,031	$-	$1,892
Ending Balance: Collectively evaluated for impairment	12,943	3,186	582	3,803	553	5,302	2,423	$28,792
Ending Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $1.4 million and $1.1 million at June 30, 2015 and December 31, 2014, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	2	$1,458	$1,458	2	$1,697	$1,697
Commercial, industrial and other	2	784	784	---	---	---

	4	$2,242	$2,242	2	$1,697	$1,697

	For the Six Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	2	$1,458	$1,458	2	$1,697	$1,697
Commercial, industrial and other	3	1,933	1,933	---	---	---
Leases	1	14	14	---	---	---
Real estate--construction	1	396	396	---	---	---
Home equity and consumer	1	9	9	3	335	335

	8	$3,810	$3,810	5	$2,032	$2,032

The following table summarizes as of June 30, 2015 and 2014, loans that were restructured within the previous 12 months that have subsequently defaulted:

	For the Six Months Ended
	June 30, 2015		June 30, 2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Real estate--residential mortgage	1	$483	1	$174
Home equity and consumer	---	---	1	235

	1	$483	2	$409

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair market value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of June 30, 2015, the Company had $3.3 million in mortgages held for sale compared to $592,000 as of December 31, 2014.

Other Real Estate and Other Repossessed Assets

At June 30, 2015 the Company had other real estate owned and other repossessed assets of $1.0 million and $56,000, respectively. All of the other real estate owned that the Company held at June 30, 2015 was residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. At December 31, 2014, the Company had other real estate owned and other repossessed assets of $977,000 and $49,000, respectively.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the six months ended June 30, 2015, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:		(in thousands)
Investment securities, available for sale
U.S. treasury and government agencies	$4,892	$95,319	$---	$100,211
Mortgage backed securities	---	311,619	---	311,619
Obligations of states and political subdivisions	---	31,088	---	31,088
Other debt securities	---	503	---	503
Equity securities	4,775	13,490	---	18,265
Total securities available for sale	9,667	452,019	---	461,686

Non-hedging interest rate derivatives	---	517	---	517
Total Assets	$9,667	$452,536	$---	$462,203

Non-hedging interest rate derivatives	$---	$517	$---	$517
Total Liabilities	$---	$517	$---	$517

December 31, 2014
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$8,321	$85,599	$---	$93,920
Mortgage backed securities	---	314,931	---	314,931
Obligations of states and political subdivisions	---	30,519	---	30,519
Other debt securities	---	505	---	505
Equity securities	4,154	13,420	---	17,574
Total securities available for sale	12,475	444,974	---	457,449

Non-hedging interest rate derivatives	---	37	---	37

Total Assets	$12,475	$445,011	$---	$457,486

Non-hedging interest rate derivatives	$---	$37	$---	$37
Total Liabilities	$---	$37	$---	$37

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:	(in thousands)
Impaired Loans and Leases	$---	$---	$26,008	$26,008
Loans held for sale	---	3,348	---	3,348
Other real estate owned and other repossessed assets	---	---	1,078	1,078

December 31, 2014
Assets:
Impaired Loans and Leases	$---	$---	$25,693	$25,693
Loans held for sale	---	592	---	592
Other real estate owned and other repossessed assets	---	---	1,026	1,026

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value of the underlying collateral. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral, less estimated costs to sell, securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the sales comparison approach, the cost approach or the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 3-8%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Loans that are not collateral dependent are evaluated based on a discounted cash flow method. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2015 and December 31, 2014 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $4.8 million in short-term municipal bond anticipation notes that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments in municipalities in the Company’s market area, and management performs a credit analysis on the municipality before investing in these securities.

Federal Home Loan Bank of New York (FHLB) stock is an equity interest that can be sold to the issuing FHLB, to other Federal Home Loan Banks, or to other member banks at its par value. Because ownership of these securities is restricted, they do not have a readily determinable fair value. As such, the Company’s FHLB Stock is recorded at cost or par value and is evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value. The Company’s evaluation primarily includes an evaluation of liquidity, capitalization, operating performance, commitments, and regulatory or legislative events.

The net loan portfolio at June 30, 2015 and December 31, 2014 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014:

	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2015	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial Instruments - Assets	(in thousands)
Investment securities held to maturity	$123,133	$123,585	$ ---	$118,762	$4,823
Federal Home Loan Bank and other membership bank stocks	12,779	12,779	---	12,779	---
Loans and leases, net	2,724,343	2,721,370	---	---	2,721,370

Financial Instruments - Liabilities
Certificates of Deposit	306,431	306,263	---	306,263	---
Other borrowings	262,728	268,211	---	268,211	---
Subordinated debentures	41,238	31,753	---	---	31,753

December 31, 2014
Financial Instruments - Assets
Investment securities held to maturity	$107,976	$109,030	$ ---	$103,916	$5,114
Federal Home Loan Bank and other membership bank stocks	9,846	9,846	---	9,846	---
Loans and leases, net	2,623,142	2,624,581	---	---	2,624,581

Financial Instruments - Liabilities
Certificates of Deposit	279,962	279,439	---	279,439	---
Other borrowings	202,498	205,343	---	205,343	---
Subordinated debentures	41,238	30,929	---	---	30,929

Note 9. Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of June 30, 2015 and December 31, 2014, Lakeland had $511,000 and $505,000, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

June 30, 2015		Average	Weighted Average	Weighted Average
	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value

Customer interest rate swaps	($34,033)	12.6	4.290%	1 Mo Libor + 2.11	$517

3rd Party interest rate swaps	34,033	12.6	4.290%	1 Mo Libor + 2.11	(517)

December 31, 2014
		Average	Weighted Average	Weighted Average
	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value

Customer interest rate swaps	($17,279)	5.7	3.840%	1 Mo Libor + 2.21	$37
3rd party interest rate swaps	17,279	5.7	3.840%	1 Mo Libor + 2.21	($37)

Note 10. Goodwill and Intangible Assets

The Company has recorded goodwill of $110.0 million at June 30, 2015 and December 31, 2014 which includes $22.9 million from the Somerset Hills acquisition in 2013 and $87.1 million from prior acquisitions. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company recorded $2.7 million in core deposit intangible for the Somerset Hills acquisition. Year-to-date, it has amortized $218,000 in core deposit intangible. The estimated future amortization expense for the remainder of 2015 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the year ended:
2015	$197
2016	366
2017	316
2018	267
2019	218
2020	168

Note 11. Borrowings

At June 30, 2015, the Company had federal funds purchased and securities sold under agreements to repurchase of $115.0 million and $31.2 million respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. The Company also had $70.0 million in long-term securities sold under agreements to repurchase included in other borrowings which have maturities ranging from one to five years. All of the Company’s agreements to repurchase are accounted for as secured borrowings and are collateralized by mortgage backed securities. As of June 30, 2015, Company had $119.1 million in securities pledged for its securities sold under agreements to repurchase.

At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Note 12. Subsequent Events

On August 3, 2015, The Company acquired and extinguished $10.0 million of Lakeland Bancorp Capital Trust IV debentures and recorded a $1.8 million gain on extinguishment of debt. The interest rate on this debenture floated at LIBOR plus 152 basis points and had a rate of 1.80% at the time of extinguishment. There are $10.0 million in Lakeland Bancorp Capital Trust IV debentures that remain outstanding.

On August 3, 2015, the Company entered into an agreement and Plan of Merger (the Merger Agreement) with Pascack Bancorp, Inc., pursuant to which Pascack Bancorp will merge with and into the Company, and Pascack Bancorp’s wholly owned subsidiary, Pascack Community Bank, will merge with and into Lakeland Bank. The Merger Agreement provides that the shareholders of Pascack Bancorp will receive, at their election, for each outstanding share of Pascack Bancorp common stock that they own at the effective time of the merger or would own upon conversion of preferred stock, either 0.9576 shares of Lakeland Bancorp common stock or $11.35 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration will be shares of Lakeland Bancorp common stock and 10% will be cash. Lakeland Bancorp expects to issue an aggregate of 3,314,328 shares of its common stock in the merger, and will also cash out outstanding Pascack Bancorp options. The transaction is valued at approximately $43.8 million in the aggregate, or $11.35 per share. As of June 30, 2015, Pascack Bancorp had consolidated total assets, total loans, total deposits and total stockholders’ equity of $402.7 million, $334.0 million, $304.8 million and $33.3 million, respectively. Pascack Bancorp had net income of $2.4 million for the year ended December 31, 2014.

The transaction has been approved by the board of directors of each of Lakeland Bancorp and Pascack Bancorp. Subject to approval of the shareholders of Pascack Bancorp, regulatory approvals and other customary closing conditions, the Company anticipates completing the merger in the fourth quarter of 2015.

Note 13. Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update clarifying how investments valued using the net asset value practical expedient within the fair value hierarchy should be classified. The accounting standards update was issued to address diversity in practice by exempting investments measured using the net asset value expedient from categorization in the fair value hierarchy. This accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued an accounting standards update requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the presentation of debt discounts. The purpose of this update is to simplify the presentation of debt issuance costs and to align the US GAAP presentation of debt more closely with international accounting standards. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

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

In June 2014, the FASB issued an accounting standards update that aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. This update is effective for the first interim or annual period beginning after December 15, 2014. In addition, the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods after March 15, 2015. The Company adopted this update in 2015. The disclosures required by this update are contained in Note 11. The Company does not engage in repurchase to maturity transactions, and therefore the adoption of this update did not have a material impact on the Company’s financial results.

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is still evaluating the potential impact on the Company’s financial statements.

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

Management Overview

The quarter and six months ended June 30, 2015 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•

Net income at $16.2 million, or $0.42 per diluted share in the first half of 2015, increased 8% compared to $14.9 million, or $0.39, per diluted share for the same period last year. Annualized return on average assets was 0.92% for the first half of 2015 compared to 0.90% for the first half of 2014. Annualized return on average equity was 8.44% for the first half of 2015 compared to 8.36% for the first half of 2014.

•

The Company reported growth in both loans and non-interest bearing demand deposits in the first half of 2015. Loans totaling $2.76 billion at June 30, 2015 increased by $101.1 million from December 31, 2014, with a $125.9 million, or 7% increase in commercial loans. Non-interest-bearing demand deposits at $714.2 million increased by $68.2 million, or 11%, and represented 25% of total deposits at June 30, 2015.

•	Non-performing assets totaled $20.1 million at June 30, 2015 compared to $21.7 million at December 31, 2014 and $20.2 million reported at June 30, 2014.

•

As a result of declining charge-offs and as a result of management’s continuing analysis of the adequacy of the allowance for loan and lease losses, the provision for loan and lease losses was reduced from $3.1 million in the first half of 2014 to $1.6 million in the first half of 2015.

•

The Company has opened a new loan production office (LPO) in the first quarter of 2015 serving the Middlesex/Monmouth County New Jersey region, and opened a similar office in the greater Hudson Valley, New York area. The Company also consolidated three branch locations during the quarter.

Results of Operations

(Second Quarter 2015 Compared to Second Quarter 2014)

Net Income

Net income was $7.9 million in the second quarter of 2015 compared to net income of $7.8 million for the second quarter of 2014. Diluted earnings per share was $0.21 for the second quarter of 2015, compared to diluted earnings per share of $0.20 for the same period last year. Net interest income at $28.7 million for the second quarter of 2015 increased $250,000 from the second quarter of 2014 due primarily to a $759,000 increase in interest income, partially offset by an increase of $509,000 in interest expense. The increase in interest income reflects an increase in interest earning assets resulting from organic growth.

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

Net interest income on a tax equivalent basis for the second quarter of 2015 was $28.9 million, compared to $28.7 million for the second quarter of 2014. The net interest margin decreased from 3.69% in the second quarter of 2014 to 3.46% in the second quarter of 2015 primarily as a result of a 19 basis point decrease in the yield on interest earning assets as well as a six basis point increase in the cost of interest bearing liabilities. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $48.8 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended,			For the Three Months Ended,
	June 30, 2015			June 30, 2014
			Average			Average
		Interest	rates		Interest	rates
	Average	Income/	earned/	Average	Income/	earned/
	Balance	Expense	paid	Balance	Expense	paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases (A)	$2,720,801	$28,211	4.16%	$2,552,010	$27,558	4.33%
Taxable investment securities and other	532,150	2,688	2.02%	461,073	2,515	2.18%
Tax-exempt securities	68,397	612	3.58%	76,901	718	3.74%
Federal funds sold (B)	24,032	11	0.18%	24,555	9	0.15%

Total interest-earning assets	3,345,380	31,522	3.78%	3,114,539	30,800	3.97%

Noninterest-earning assets:
Allowance for loan and lease losses	(30,996)			(29,685)
Other assets	286,032			275,435

TOTAL ASSETS	$3,600,416			$3,360,289

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$402,142	$53	0.05%	$387,179	$51	0.05%
Interest-bearing transaction accounts	1,480,866	853	0.23%	1,433,382	826	0.23%
Time deposits	295,996	440	0.59%	284,475	366	0.51%
Borrowings	326,859	1,293	1.58%	236,908	887	1.50%

Total interest-bearing liabilities	2,505,863	2,639	0.42%	2,341,944	2,130	0.36%

Noninterest-bearing liabilities:
Demand deposits	688,854			640,080
Other liabilities	15,548			14,463
Stockholders’ equity	390,151			363,802

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,600,416			$3,360,289

Net interest income/spread		28,883	3.36%		28,670	3.60%
Tax equivalent basis adjustment		214			251

NET INTEREST INCOME		$28,669			$28,419
Net interest margin (C)			3.46%			3.69%

 (A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

 (B) Includes interest-bearing cash accounts.

 (C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $30.8 million in the second quarter of 2014 to $31.5 million in the second quarter of 2015, an increase of $722,000, or 2%. The increase in interest income was primarily a result of a $230.8 million increase in average interest earning assets partially offset by a 19 basis point decrease in the yield on interest earning assets. The yield on average loans and leases at 4.16% in the second quarter of 2015 was 17 basis points lower than the second quarter of 2014 due primarily to strong growth in new loans and leases originated or refinanced at lower rates. The yield on average taxable and tax exempt investment securities both decreased by 16 basis points compared to the second quarter of 2014 due to investments in new securities at lower rates.

Total interest expense at $2.6 million in the second quarter of 2015 was $509,000 greater than the $2.1 million reported for the same period in 2014. The cost of average interest-bearing liabilities increased from 0.36% in the second quarter of 2014 to 0.42% in 2015. The increase in the cost of funds was due to a change in the mix of total interest-bearing liabilities. Interest-bearing deposits as a percent of total interest-bearing liabilities declined from 90% for the second quarter of 2014 to 87% in the second quarter of 2015. Borrowings as a percent of interest-bearing liabilities increased from 10% in the second quarter of 2014, to 13% in the second quarter of 2015 as borrowings increased $90.0 million in that time period to help fund loan growth. Borrowings at a rate of 1.58% have a higher cost than interest bearing deposits which had an average cost of 0.25% for the second quarter of 2015.

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

In the second quarter of 2015, a $740,000 provision for loan and lease losses was recorded, which was $853,000, or 54%, lower than the provision for the same period last year. During the second quarter of 2015, the Company charged off loans and leases of $1.5 million and recovered $404,000 in previously charged off loans and leases compared to $1.7 million and $484,000, respectively, during the same period in 2014. The lower provision resulted primarily from declining trends in net charge-offs and non-performing loans during the quarter. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $5.0 million in the second quarter of 2015 increased by $587,000, or 13%, compared to the second quarter of 2014. Service charges on deposit accounts at $2.5 million decreased $213,000, or 8%, primarily due to a decline in overdraft fees. Commissions and fees at $1.2 million in the second quarter of 2015 increased $114,000, or 11%, compared to the same period last year, due primarily to an increase in investment commission income and loan fee income. Gains on sales of loans totaled $464,000 in the second quarter of 2015 compared to $152,000 during the same period last year, due to increased origination and sales of residential mortgages. Other income totaling $443,000 in the second quarter of 2015 was $334,000 higher than the same period in 2014, due primarily to $305,000 in swap income compared to no swap income in the second quarter of 2014.

Noninterest Expense

Noninterest expense totaling $21.2 million increased $1.7 million in the second quarter of 2015 compared to the second quarter of 2014. Salaries and employee benefits expense at $12.1 million, increased $944,000 from the same period last year, primarily due to costs associated with the addition of the new LPOs, increased medical benefit costs, and year-over-year incremental salary and benefit increases. Net occupancy expense at $2.3 million increased $232,000 compared to the second quarter of 2014, primarily as a result of a $205,000 write down to the fair market value for one of the closed branches. Stationary, supplies and postage increased $43,000 compared to the second quarter of 2014 due primarily to mailings of compliance disclosures in the second quarter of 2015. Marketing expense at $416,000 in the second quarter of 2015 decreased $60,000 compared to the second quarter of 2014 due primarily to the timing of marketing campaigns. Legal expense at $325,000 increased $106,000 compared to the same period last year primarily due to legal costs incurred to file a registration statement in the second quarter. Other real estate owned and other repossessed assets expense decreased by $73,000 compared to the second quarter of 2014 due primarily to write downs on OREO properties recorded during the second quarter of 2014. Other expenses at $3.4 million increased $496,000 due primarily to an increase in loan origination costs and data processing fees. The Company’s efficiency ratio, a non-GAAP financial measure, was 62.1% in the second quarter of 2015, compared to 58.7% for the same period last year. The increase was primarily due to an increase in noninterest expenses. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
	2015	2014
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$ 21,195	$ 19,530
Amortization of core deposit intangibles	(107)	(119)
Other real estate owned and other repossessed asset expense	(27)	(100)
Provision for unfunded lending commitments	(60)	93
Noninterest expense, as adjusted	$ 21,001	$ 19,404

Net interest income	$ 28,669	$ 28,419
Noninterest income	4,958	4,371
Total revenue	33,627	32,790
Tax-equivalent adjustment on municipal securities	214	251
Gains on sales of investment securities	(17)	-
Total revenue, as adjusted	$ 33,824	$ 33,041

Efficiency ratio	62.1%	58.7%

Income Tax Expense

The effective tax rate decreased from 33.3% in the second quarter of 2014 to 32.8% in the second quarter of 2015 primarily as a result of an increase in tax advantaged items as a percent of pretax income. Tax advantaged items include tax-exempt security interest and income on bank owned life insurance policies.

(Year to Date 2015 Compared to Year to Date 2014)

Net Income

Net income was $16.2 million in the first half of 2015 compared to net income of $14.9 million for the first half of 2014. Diluted earnings per share was $0.42 for the first half of 2015, compared to diluted earnings per share of $0.39 for the same period last year. Net interest income at $57.2 million for the first half of 2015 increased $923,000 compared to the first half of 2014 due to a $1.8 million increase in interest income partially offset by a $898,000 increase in interest expense. The increase in net interest income reflects an increase in interest earning assets resulting from organic growth.

Net Interest Income

Net interest income on a tax equivalent basis for the first half of 2015 was $57.6 million, compared to $56.8 million for the first half of 2014 resulting primarily from growth in average earning assets of $220.3 million. The net interest margin decreased from 3.71% in the first half of 2014 to 3.51% in the first half of 2015 primarily as a result of a 16 basis point decrease in the yield on interest earning assets as well as a five basis point increase in the cost of interest bearing liabilities. Net interest income in the first half of 2015 included $690,000 in net interest received resulting from the change in status of non-performing loans and prepayment fee income compared to $142,000 of such income in the same period in 2014. The net interest margin excluding the impact of these items would be 3.47% and 3.70% for the first half of 2015 and 2014, respectively. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $45.2 million. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the Six Months Ended,			For the Six Months Ended,
	June 30, 2015			June 30, 2014
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Assets	(dollars in thousands)
Interest-earning assets:
Loans (A)	$2,690,823	$56,107	4.20%	$2,519,679	$54,456	4.36%
Taxable investment securities and other	523,179	5,362	2.05%	463,105	5,061	2.19%
Tax-exempt securities	68,599	1,243	3.62%	76,732	1,446	3.77%
Federal funds sold (B)	25,849	23	0.18%	28,677	22	0.15%
Total interest-earning assets	3,308,450	62,735	3.82%	3,088,193	60,985	3.98%

Noninterest-earning assets:
Allowance for loan and lease losses	(30,994)			(29,986)
Other assets	286,404			278,423
TOTAL ASSETS	$3,563,860			$3,336,630

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$398,667	$104	0.05%	$386,099	$102	0.05%
Interest-bearing transaction accounts	1,488,028	1,692	0.23%	1,437,055	1,628	0.23%
Time deposits	288,459	833	0.58%	288,826	776	0.54%
Borrowings	311,089	2,484	1.60%	219,641	1,709	1.56%
Total interest-bearing liabilities	2,486,243	5,113	0.41%	2,331,621	4,215	0.36%
Noninterest-bearing liabilities:
Demand deposits	674,780			629,570
Other liabilities	15,950			15,044
Stockholders’ equity	386,887			360,395
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,563,860			$3,336,630
Net interest income/spread		57,622	3.41%		56,770	3.62%
Tax equivalent basis adjustment		435			506
NET INTEREST INCOME		$57,187			$56,264
Net interest margin (C)			3.51%			3.71%

    (A) Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.

    (B) Includes interest-bearing cash accounts.

    (C) Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $61.0 million in the first half of 2014 to $62.7 million in the first half of 2015, an increase of $1.8 million, or 3%. The increase in interest income was primarily a result of a $171.1 million increase in average loans and leases partially offset by a 16 basis point decrease in the yield on interest earning assets. The yield on average loans and leases at 4.20% in the first half of 2015 was 16 basis points lower than the first half of 2014. The yield on average taxable and tax exempt investment securities decreased by 14 basis points and 15 basis points, respectively, compared to the first half of 2014. The decline in yields in interest earning assets were due to the same reasons discussed in the quarterly comparison.

Total interest expense increased from $4.2 million in the first half of 2014 to $5.1 million in the first half of 2015, an increase of $898,000, or 21%. The cost of average interest-bearing liabilities increased from 0.36% in the first half of 2014 to 0.41% in 2015. The increase in the cost of interest-bearing liabilities was due to the same reasons discussed in the quarterly comparison.

Provision for Loan and Lease Losses

In the first half of 2015, a $1.6 million provision for loan and lease losses was recorded, which was $1.5 million lower than the provision for the same period last year. During the first half of 2015, the Company charged off loans and leases of $2.8 million and recovered $636,000 in previously charged off loans and leases compared to $4.2 million and $1.1 million, respectively, during the same period in 2014. The lower provision primarily resulted from lower net charge-offs during the six months ended June 30, 2015. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $9.7 million in the first half of 2015 increased by $1.3 million, or 15%, compared to the first half of 2014. Service charges on deposit accounts at $4.8 million decreased $432,000, or 8%, primarily due to a decline in overdraft fees. Commissions and fees at $2.5 million in the first half of 2015 increased $408,000 compared to the same period last year due primarily to the same reason discussed in the quarterly analysis. Gains on sales of loans at $729,000 in the first half of 2015 increased $494,000 compared to the same period last year. In the first half of 2015, a $332,000 death benefit was received on a bank owned life insurance policy, accounting for the 50% increase in that category. Other income totaling $570,000 in the first half of 2015 was $405,000 higher than the same period in 2014. Within other income, the Company recorded $305,000 in swap income compared to no swap income in the first half of 2014 and $103,000 in gains on sale of other real estate compared to $28,000 during the same period last year.

Noninterest Expense

Noninterest expense totaling $41.2 million increased $2.0 million in the first half of 2015 from the first half of 2014. Salary and employee benefits at $23.9 million increased by $1.9 million, or 9%, primarily due to the same reasons discussed in the quarterly analysis. Net occupancy expense increased from $4.7 million in the first half of 2014, to $4.8 million in the first half of 2015 for the same reason discussed in the quarterly analysis. Stationary, supplies and postage increased $54,000 compared to the first half of 2014 primarily due to the same reason discussed in the quarterly comparison. Marketing expense at $656,000 in the first half of 2015 decreased $206,000 compared to the first half of 2014 due primarily to the timing of marketing campaigns. In the first half of 2015, legal expense at $441,000 and other real estate owned and other repossessed assets at $19,000 decreased $51,000 and $96,000, respectively, compared to the same period last year, resulting primarily from the continuing reduction in delinquencies and the recovery of expenses related to non-performing loans. Other expenses at $6.1 million increased $275,000 compared to the first half of 2014, due to an increase in loan origination costs and data processing costs offset by a decline in professional fees. The Company’s efficiency ratio, a non-GAAP financial measure, was 60.6% in the first half of 2015, compared to 59.8% for the same period last year. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$ 41,237	$ 39,272
Amortization of core deposit intangibles	(218)	(242)
Other real estate owned and other repossessed asset expense	(19)	(115)
Provision for unfunded lending commitments	(190)	82
Noninterest expense, as adjusted	$ 40,810	$ 38,997

Net interest income	$ 57,187	$ 56,264
Noninterest income	9,696	8,444
Total revenue	66,883	64,708
Tax-equivalent adjustment on municipal securities	435	506
Gains on sales of investment securities	(17)	(2)
Total revenue, as adjusted	$ 67,301	$ 65,212

Efficiency ratio	60.6%	59.8%

Income Tax Expense

The effective tax rate decreased from 33.1% in the first half of 2014 to 32.6% in the first half of 2015 primarily as a result of an increase in tax advantaged items as a percent of pre-tax income. Tax advantaged income items include interest income on tax-exempt securities and income on bank owned life insurance.

Financial Condition

The Company’s total assets increased $160.8 million from $3.54 billion at December 31, 2014, to $3.70 billion at June 30, 2015. Total loans were $2.76 billion, an increase of $101.1 million from $2.66 billion at December 31, 2014. Total deposits were $2.84 billion, an increase of $52.1 million from December 31, 2014.

Loans and Leases

Gross loans and leases of $2.76 billion at June 30, 2015 increased by $101.1 million from December 31, 2014 primarily in the commercial loans secured by real estate category. Commercial loans secured by real estate and commercial, industrial and other increased $83.3 million, or 5%, and $24.4 million, or 10%, respectively, from December 31, 2014 to June 30, 2015. Real estate construction loans at $82.3 million increased $18.2 million, while residential mortgages and home equity and consumer loans decreased $16.9 million and $7.0 million, respectively. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets decreased from $21.7 million, or 0.61% of total assets, on December 31, 2014 to $20.1 million, or 0.54% of total assets, on June 30, 2015. Non-performing assets decreased primarily in the commercial secured by real estate category, which decreased by $2.1 million partially offset by a $1.0 million increase in non-performing assets in commercial, industrial and other loans. Non-accrual loans at June 30, 2015 included two loan relationships with a balance of $1.0 million or over, totaling $3.5 million, and four loan relationships between $500,000 and $1.0 million, totaling $2.6 million.

There were $102,000 in loans and leases past due ninety days or more and still accruing at June 30, 2015 compared to $66,000 at December 31, 2014. These loans primarily consisted of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On June 30, 2015, the Company had $12.4 million in loans that were troubled debt restructurings and still accruing interest income compared to $10.6 million at December 31, 2014. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On June 30, 2015, the Company had $26.0 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $25.7 million at year-end 2014. For more information on impaired loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $1.3 million has been allocated as a portion of the allowance for loan and lease losses for impairment at June 30, 2015. At June 30, 2015, the Company also had $48.2 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $46.3 million at December 31, 2014.

There were no loans and leases at June 30, 2015, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

	Six Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
(dollars in thousands)	2015	2014	2014
Balance of the allowance at the beginning of the year	$30,684	$29,821	$29,821
Loans and leases charged off:
Commercial, secured by real estate	1,351	1,791	2,282
Commercial, industrial and other	74	612	999
Leases	529	165	597
Real estate-mortgage	106	509	827
Real estate-construction	20	25	25
Home equity and consumer	676	1,084	2,697
Total loans charged off	2,756	4,186	7,427

Recoveries:
Commercial, secured by real estate	364	354	999
Commercial, industrial and other	84	679	1,039
Leases	20	--	19
Real estate-mortgage	3	9	42
Real estate-construction	106	1	106
Home equity and consumer	59	106	220
Total Recoveries	636	1,149	2,425
Net charge-offs:	2,120	3,037	5,002
Provision for loan and lease losses	1,610	3,082	5,865
Ending balance	$30,174	$29,866	$30,684

Ratio of annualized net charge-offs to average loans and leases outstanding	0.16%	0.24%	0.19%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.09%	1.14%	1.16%

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

While the overall balance of the allowance for loan and lease losses at $30.2 million at June 30, 2015 only decreased $510,000, or 2%, from December 31, 2014, the distribution of the allowance changed between segments of the loan portfolio reflecting changes in the non-performing loan and charge-off statistics within each portfolio. Loan reserves are based on a combination of historical charge-off experience (analyzing gross charge-offs over a twelve quarter period for commercial loans, and an eight quarter period for all other portfolios), estimating the appropriate loss emergence period and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.

Based on the above analysis, the allowance for commercial, industrial and other loans has declined as a result of a significant reduction in charge-offs over a three year look-back period. The allowance for commercial loans secured by real estate increased due to the analysis of specific bank portfolio characteristics including the growth of the portfolio and the change in risk characteristics in the portfolio due to the increasing volume of loans exceeding $5 million. The allowance for lease losses has increased due to an increase in charge-offs over its lookback period. Allowances for losses in the residential mortgages and home equity and consumer portfolios have declined due to declines in charge-offs over their lookback periods.

Non-performing loans and leases decreased from $20.7 million on December 31, 2014 to $19.0 million on June 30, 2015. The allowance for loan and lease losses as a percent of total loans was 1.09% of total loans on June 30, 2015 compared to 1.16% as of December 31, 2014. The reduction in the percentage of the allowance for loan and lease losses as a percent of total loans and leases results from a declining trend in charge-offs and non-performing loans. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2015.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 6 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased from $565.4 million on December 31, 2014 to $584.8 million on June 30, 2015, an increase of $19.4 million, or 3%.

Deposits

Total deposits increased from $2.79 billion on December 31, 2014 to $2.84 billion on June 30, 2015, an increase of $52.1 million, or 2%. Noninterest bearing deposits increased $68.2 million while savings and interest bearing deposits decreased $42.5 million. The decline in interest bearing deposits is primarily due to a cyclical decrease in public funds. Additionally, time deposits increased $26.5 million, or 9%, resulting primarily from an increase in public CDs.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $16.1 million for the first six months of 2015 compared to $20.6 million for the same period in 2014.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first six months of 2015, Lakeland’s deposits increased $52.1 million.

•	Sales of securities. At June 30, 2015 the Company had $461.7 million in securities designated “available for sale.” Of these securities, $300.2 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•	Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on June 30, 2015. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $115.0 million at June 30, 2015. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2015.

•	Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2015 follows.

Cash and cash equivalents totaling $137.6 million on June 30, 2015 increased $28.3 million from December 31, 2014. Operating activities provided $16.1 million in net cash. Investing activities used $131.4 million in net cash, primarily reflecting an increase in loans and leases and investment securities. Financing activities provided $143.6 million in net cash primarily reflecting the increase in deposits and other borrowings of $52.2 million and $60.2 million, respectively. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2015. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After one but	After three
		Within	within three	but within	After
(dollars in thousands)	Total	one year	years	five years	five years
Minimum annual rentals on noncancellable operating leases	$25,262	$2,584	$4,335	$3,406	$14,937
Benefit plan commitments	6,508	198	690	793	4,827
Remaining contractual maturities of time deposits	306,431	196,781	102,847	6,668	135
Subordinated debentures	41,238	---	---	---	41,238
Loan commitments	707,789	562,746	95,765	239	49,039
Other borrowings	262,728	45,000	187,728	20,000	10,000
Interest on other borrowings*	31,346	5,318	7,741	2,882	15,405
Standby letters of credit	10,885	9,067	1,738	---	80
Total	$1,392,187	$821,694	$400,844	$33,988	$135,661

*Includes interest on other borrowings and subordinated debentures at a weighted rate of 1.78%.

Capital Resources

Total stockholders’ equity increased from $379.4 million on December 31, 2014 to $390.9 million on June 30, 2015, an increase of $11.4 million, or 3%. Book value per common share increased to $10.31 on June 30, 2015 from $10.01 on December 31, 2014. The increase in stockholders’ equity from December 31, 2014 to June 30, 2015 was primarily due to $16.2 million in net income, partially offset by the payment of dividends on common stock of $6.1 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of June 30, 2015, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. For further discussion, see “Basel III” below.

The capital ratios for the Company and Lakeland at June 30, 2015 are as follows:

		Common Equity
	Tier 1 Capital	Tier 1 to	Tier 1 Capital	Total Capital
	to Total Average	Risk-Weighted	to Risk-Weighted	to Risk-Weighted
	Assets Ratio	Assets Ratio	Assets Ratio	Assets Ratio
	June 30,	June 30,	June 30,	June 30,
Capital Ratios:	2015	2015	2015	2015
The Company	9.12%	9.66%	11.05%	12.15%
Lakeland Bank	8.41%	10.20%	10.20%	11.29%
“Well capitalized” institution under FDIC Regulations	5.00%	6.50%	8.00%	10.00%

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements to be phased in over a multi-year schedule through January 1, 2019. As of June 30, 2015, the Company and Lakeland met all of the requirements under the new rules on a fully phased-in basis, if such requirements were in effect.

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

(dollars in thousands, except per share amounts)	June 30, 2015	December 31, 2014
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$390,860	$379,438
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	1,742	1,960
Total tangible common stockholders’ equity at end of period - Non-GAAP	$279,144	$267,504

Shares outstanding at end of period	37,903	37,911

Book value per share - GAAP	$10.31	$10.01

Tangible book value per share - Non-GAAP	$7.36	$7.06

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$279,144	$267,504
Total assets at end of period	$3,699,127	$3,538,325
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	1,742	1,960
Total tangible assets at end of period - Non-GAAP	$3,587,411	$3,426,391

Common equity to assets - GAAP	10.57%	10.72%

Tangible common equity to tangible assets - Non-GAAP	7.78%	7.81%

	For the three months ended,		For the six months ended,
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2015	2014	2015	2014
Calculation of return on average tangible common equity
Net income - GAAP	$7,862	$7,781	$16,192	$14,944

Total average common stockholders’ equity	$390,151	$363,802	$ 386,887	$ 360,395
Less:
Average goodwill	109,974	109,974	109,974	109,974
Average other identifiable intangible assets, net	1,807	2,256	1,863	2,317
Total average tangible common stockholders’ equity - Non-GAAP	$278,370	$251,572	$ 275,050	$ 248,104

Return on average common stockholders’ equity - GAAP	8.08%	8.58%	8.44%	8.36%

Return on average tangible common stockholders’ equity - Non-GAAP	11.33%	12.41%	11.87%	12.15%

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $114.4 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates

Rate Ramp	+200 bp	-200 bp

Asset/Liability Policy Limit	-5.0%	-5.0%
June 30, 2015	-3.3%	-1.9%
December 31, 2014	-3.6%	-1.9%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-15.0%	-10.0%	-5.0%	-5.0%

June 30, 2015	-3.9%	-2.5%	-1.1%	-4.6%
December 31, 2014	-5.2%	-3.2%	-1.3%	-4.5%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2015 (the base case) was $498.4 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-35.0%	-25.0%	-15.0%	-15.0%
June 30, 2015	-12.8%	-8.4%	-3.8%	1.1%
December 31, 2014	-13.0%	-8.2%	-3.5%	0.7%

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

(b)         Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Mine Safety Disclosures	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits

10.1	Amendment, dated August 7, 2015, to Employment Agreement, dated May 22, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.2	Amendment, dated August 7, 2015, to Change in Control Agreement, dated March 1, 2001, as amended by agreements dated March 10, 2003 and December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.3	Amendment, dated August 7, 2015, to Change in Control Agreement, dated March 1, 2001, as amended by agreements dated March 10, 2003 and December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.4	Amendment, dated August 7, 2015, to Change in Control Agreement, dated June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.5	Amendment, dated August 7, 2015, to Change in Control Agreement, dated November 24, 2008, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa.

10.6	Amendment, dated August 7, 2015, to Change in Control Agreement, dated March 7, 2001, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte.

10.7	Amendment, dated August 7, 2015, to Change in Control Agreement, dated April 7, 2004, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan.

10.8	Amendment, dated August 7, 2015, to Change in Control Agreement, dated October 31, 2013, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson.

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 7, 2015