Form 10-Q
period 2015-09-30
LAKELAND BANCORP INC
filed 2015-11-06
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 37,906,481 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31,
	(unaudited)	2014
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$117,743	$102,549
Interest-bearing deposits due from banks	5,396	6,767

Total cash and cash equivalents	123,139	109,316
Investment securities available for sale, at fair value	424,893	457,449
Investment securities held to maturity; fair value of $123,154 at September 30, 2015 and $109,030 at December 31, 2014	121,550	107,976
Federal Home Loan Bank and other membership bank stock, at cost	12,852	9,846
Loans held for sale	1,920	592
Loans, net of deferred costs (fees)	2,851,347	2,653,826
Less: allowance for loan and lease losses	30,994	30,684

Net loans	2,820,353	2,623,142
Premises and equipment, net	35,439	35,675
Accrued interest receivable	8,827	8,896
Goodwill	109,974	109,974
Other identifiable intangible assets	1,644	1,960
Bank owned life insurance	65,014	57,476
Other assets	17,495	16,023

TOTAL ASSETS	$3,743,100	$3,538,325

LIABILITIES
Deposits:
Noninterest bearing	$694,267	$646,052
Savings and interest-bearing transaction accounts	1,907,858	1,864,805
Time deposits under $100 thousand	164,291	165,625
Time deposits $100 thousand and over	153,257	114,337

Total deposits	2,919,673	2,790,819
Federal funds purchased and securities sold under agreements to repurchase	131,356	108,935
Other borrowings	244,428	202,498
Subordinated debentures	31,238	41,238
Other liabilities	18,718	15,397

TOTAL LIABILITIES	3,345,413	3,158,887

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 37,906,481 shares at September 30, 2015 and 37,910,840 shares at December 31, 2014	385,941	384,731
Retained earnings (Accumulated deficit)	7,861	(6,816)
Accumulated other comprehensive income	3,885	1,523

TOTAL STOCKHOLDERS’ EQUITY	397,687	379,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,743,100	$3,538,325

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$29,123	$27,949	$85,230	$82,405
Federal funds sold and interest-bearing deposits with banks	7	24	30	46
Taxable investment securities and other	2,639	2,387	8,001	7,448
Tax-exempt investment securities	390	436	1,198	1,376

TOTAL INTEREST INCOME	32,159	30,796	94,459	91,275

INTEREST EXPENSE
Deposits	1,464	1,256	4,093	3,762
Federal funds purchased and securities sold under agreements to repurchase	33	19	92	69
Other borrowings	1,328	1,069	3,753	2,728

TOTAL INTEREST EXPENSE	2,825	2,344	7,938	6,559

NET INTEREST INCOME	29,334	28,452	86,521	84,716
Provision for loan and lease losses	332	1,194	1,942	4,276

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	29,002	27,258	84,579	80,440
NONINTEREST INCOME
Service charges on deposit accounts	2,614	2,689	7,404	7,911
Commissions and fees	984	1,371	3,487	3,466
Gains on sales and calls of investment securities	173	—	190	2
Gain on debt redemption and extinguishment	1,830	—	1,830	—
Gains on sales of loans	515	143	1,244	378
Income on bank owned life insurance	455	365	1,542	1,090
Other income	116	241	686	406

TOTAL NONINTEREST INCOME	6,687	4,809	16,383	13,253

NONINTEREST EXPENSE
Salaries and employee benefits	12,376	11,327	36,270	33,340
Net occupancy expense	2,067	2,017	6,888	6,675
Furniture and equipment	1,881	1,605	5,166	4,958
Stationery, supplies and postage	395	368	1,137	1,056
Marketing expense	396	629	1,052	1,491
FDIC insurance expense	474	489	1,523	1,501
Legal expense	301	144	742	636
Expenses on other real estate owned and other repossessed assets	27	50	46	165
Long term debt prepayment penalty	2,407	—	2,407	—
Merger related expenses	330	—	330	—
Core deposit intangible amortization	98	111	316	353
Other expenses	3,080	2,945	9,192	8,782

TOTAL NONINTEREST EXPENSE	23,832	19,685	65,069	58,957

Income before provision for income taxes	11,857	12,382	35,893	34,736
Income tax expense	4,032	4,136	11,876	11,546

NET INCOME	$7,825	$8,246	$24,017	$23,190

PER SHARE OF COMMON STOCK
Basic earnings	$0.20	$0.22	$0.63	$0.61

Diluted earnings	$0.20	$0.22	$0.63	$0.61

Dividends	$0.085	$0.075	$0.245	$0.218

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
NET INCOME	$7,825	$8,246	$24,017	$23,190

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) during period	1,972	(1,136)	2,470	4,649
Reclassification for gains included in net income	(106)	—	(123)	(2)
Change in pension liability, net	5	5	15	15

Other Comprehensive Income (Loss)	1,871	(1,131)	2,362	4,662

TOTAL COMPREHENSIVE INCOME	$9,696	$7,115	$26,379	$27,852

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

Nine Months Ended September 30, 2015

	Common Stock	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income	Total
	(dollars in thousands)
BALANCE January 1, 2015	$384,731	($6,816)	$1,523	$379,438

Net Income	—	24,017	—	24,017
Other comprehensive income, net of tax	—	—	2,362	2,362
Stock based compensation	1,259	—	—	1,259
Retirement of restricted stock	(254)	—	—	(254)
Issuance of stock	22	—	—	22
Exercise of stock options, net of excess tax benefits	183	—	—	183
Cash dividends, common stock	—	(9,340)	—	(9,340)

BALANCE September 30, 2015 (UNAUDITED)	$385,941	$7,861	$3,885	$397,687

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,017	$23,190
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	3,077	2,553
Depreciation and amortization	2,786	2,634
Amortization of intangible assets	317	353
Provision for loan and lease losses	1,942	4,276
Loans originated for sale	(54,467)	(15,504)
Proceeds from sales of loans	54,383	15,569
Gains on sales and calls of securities	(190)	(2)
Gain on debt redemption and extinguishment	(1,830)	—
Gains on sales of loans held for sale	(1,244)	(378)
Gains on proceeds from bank owned life insurance policies	(378)	—
Gains on other real estate and other repossessed assets	(100)	(143)
Gains on sales of premises and equipment	(6)	(50)
Long-term debt prepayment penalty	2,407	—
Stock-based compensation	1,259	1,121
Increase in other assets	(4,151)	(188)
Decrease in other liabilities	3,343	790

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,165	34,221

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments on and maturity of securities:
Available for sale	55,528	41,704
Held to maturity	16,371	18,064
Proceeds from sales of securities
Available for sale	33,563	15,646
Held to maturity	—	1,374
Purchase of securities:
Available for sale	(54,683)	(65,174)
Held to maturity	(30,367)	(22,901)
Purchase of bank owned life insurance	(7,000)	—
Proceeds from bank owned life insurance policy	1,035	—
Net increase in Federal Home Loan Bank Stock	(3,006)	(893)
Net increase in loans and leases	(200,489)	(148,397)
Proceeds from sales of other real estate and repossessed assets	1,332	1,098
Proceeds from dispositions and sales of premises and equipment	28	102
Capital expenditures	(2,986)	(1,904)

NET CASH USED IN INVESTING ACTIVITIES	(190,674)	(161,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	128,947	67,858
Increase in federal funds purchased and securities sold under agreements to repurchase	22,421	30,805
Proceeds from other borrowings	69,523	135,700
Repayments of other borrowings	(30,000)	(75,000)
Early redemption and extinguishment of subordinated debentures	(8,170)	—
Excess tax benefits	59	70
Exercise of stock options	124	86
Retirement of restricted stock	(254)	(104)
Issuance of stock	22	74
Dividends paid	(9,340)	(7,984)

NET CASH PROVIDED BY FINANCING ACTIVITIES	173,332	151,505

Net increase in cash and cash equivalents	13,823	24,445
Cash and cash equivalents, beginning of period	109,316	102,721

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,139	$127,166

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

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the nine months ended September 30, 2015 do not necessarily indicate the results that the Company will achieve for all of 2015. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2. Share-Based Compensation

The Company grants stock options, restricted stock and restricted stock units (RSUs) under the 2009 Equity Compensation Program. Share-based compensation expense of $1,259,000 and $1,121,000 was recognized for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was unrecognized compensation cost of $314,000 related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 1.5 years. Unrecognized compensation expense related to unvested stock options was approximately $58,000 as of September 30, 2015 and is expected to be recognized over a period of 1.7 years. Unrecognized compensation expense related to RSUs was approximately $1.3 million as of September 30, 2015, and that cost is expected to be recognized over a period of 1.5 years.

In the first nine months of 2014, the Company granted 1,942 shares of restricted stock at a grant date fair value of $11.21 per share under the 2009 Equity Compensation Program. Compensation expense on these shares is expected to average approximately $4,000 per year over a five year period. No restricted stock was granted in the first nine months of 2015.

In the first nine months of 2015, the Company granted 131,509 RSUs at a weighted average grant date fair value of $11.08 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these restricted stock units is expected to average approximately $485,000 per year over a three year period. In the first nine months of 2014, the Company granted 127,797 RSUs at a weighted average grant date fair value of $10.65 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these RSUs is expected to average approximately $453,000 per year over a three year period.

There were no grants of stock options in the first nine months of 2015 or 2014.

Option activity under the Company’s stock option plans is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2015	311,705	$9.69		$681,861
Issued	—	—
Exercised	(16,918)	7.34
Forfeited	(32,785)	11.48
Expired	—	—

Outstanding, September 30, 2015	262,002	$9.60	2.24	$492,831

Options exercisable at September 30, 2015	241,002	$9.62	2.15	$457,255

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first nine months of 2015 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $68,000 and $42,000, respectively. Exercise of stock options during the first nine months of 2015 and 2014 resulted in cash receipts of $124,000 and $86,000, respectively.

Information regarding the Company’s restricted stock and changes during the nine months ended September 30, 2015 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2015	160,284	$9.21
Granted	—	—
Vested	(86,696)	9.11
Forfeited	(88)	9.39

Outstanding, September 30, 2015	73,500	$9.32

Information regarding the Company’s RSUs (all unvested) and changes during the nine months ended September 30, 2015 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2015	98,535	$10.64
Granted	131,509	11.08
Vested	(25,566)	11.02
Forfeited	(715)	10.78

Outstanding, September 30, 2015	203,763	$10.88

Note 3. Comprehensive Income

The components of other comprehensive income are as follows:

	September 30, 2015			September 30, 2014
For the quarter ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
		(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains (losses) arising during period	$3,117	($1,145)	$1,972	($1,787)	$651	($1,136)
Reclassification adjustment for net gains arising during the period	(164)	58	(106)	—	—	—

Net unrealized gains (losses)	$2,953	($1,087)	$1,866	($1,787)	$651	($1,136)
Change in minimum pension liability	7	(2)	5	7	(2)	5

Other comprehensive income (loss), net	$2,960	($1,089)	$1,871	($1,780)	$649	($1,131)

For the nine months ended:	Before tax amount	Tax Benefit (Expense)	Net of tax amount	Before tax amount	Tax Benefit (Expense)	Net of tax amount
		(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$3,876	($1,406)	$2,470	$7,253	($2,604)	$4,649
Reclassification adjustment for net gains arising during the period	(190)	67	(123)	(3)	1	(2)

Net unrealized gains	$3,686	($1,339)	$2,347	$7,250	($2,603)	$4,647
Change in minimum pension liability	23	(8)	15	23	(8)	15

Other comprehensive income, net	$3,709	($1,347)	$2,362	$7,273	($2,611)	$4,662

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented (in thousands):

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
	Unrealized Gains on Available-for-sale Securities	Pension Items	Total	Unrealized Gains (Losses) on Available-for-sale Securities	Pension Items	Total
Beginning Balance	$2,012	$2	$2,014	$1,136	($18)	$1,118

Other comprehensive income (loss) before classifications	1,972	5	1,977	(1,136)	5	(1,131)
Amounts reclassified from accumulated other comprehensive income	(106)	—	(106)	—	—	—

Net current period other comprehensive income (loss)	1,866	5	1,871	(1,136)	5	(1,131)

Ending balance	$3,878	$7	$3,885	$—	($13)	($13)

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
	Unrealized Gains and Losses on Available-for-sale Securities	Pension Items	Total	Unrealized Gains (Losses) on Available-for-sale Securities	Pension Items	Total
Beginning Balance	$1,531	($8)	$1,523	($4,647)	($28)	($4,675)

Other comprehensive income before classifications	2,470	15	2,485	4,649	15	4,664
Amounts reclassified from accumulated other comprehensive income	(123)	—	(123)	(2)	—	(2)

Net current period other comprehensive income	2,347	15	2,362	4,647	15	4,662

Ending balance	$3,878	$7	$3,885	$—	($13)	($13)

(a)	All amounts are net of tax.

Note 4. Statement of Cash Flow Information, Supplemental Information

	For the Nine Months Ended September 30,
	2015	2014
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$11,651	$10,824
Cash paid during the period for interest	7,880	6,492
Transfer of loans and leases into other repossessed assets and other real estate owned	1,025	1,417

Note 5. Earnings Per Share

The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income available to common shareholders	$7,825	$8,246	$24,017	$23,190
Less: earnings allocated to participating securities	68	65	189	162

Net income allocated to common shareholders	$7,757	$8,181	$23,828	$23,028

Weighted average number of common shares outstanding - basic (1)	37,856	37,764	37,837	37,741
Share-based plans (1)	159	113	139	109

Weighted average number of common shares - diluted (1)	38,015	37,877	37,976	37,850

Basic earnings per share	$0.20	$0.22	$0.63	$0.61

Diluted earnings per share	$0.20	$0.22	$0.63	$0.61

(1)	Weighted average shares for 2014 were adjusted for 5% stock dividend distributed June 17, 2014 to shareholders of record on June 3, 2014.

Options to purchase 83,054 shares of common stock at a weighted average price of $12.29 per share were outstanding and were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2015 because the exercise price was greater than the average market price.

Options to purchase 288,850 shares of common stock at a weighted average price of $11.88 per share were outstanding and were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014 because the exercise price was greater than the average market price.

Note 6. Investment Securities

AVAILABLE FOR SALE	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$78,455	$667	$(11)	$79,111	$94,466	$261	$(807)	$93,920
Mortgage-backed securities, residential	283,066	3,552	(951)	285,667	309,162	2,868	(2,075)	309,955
Mortgage-backed securities, multifamily	10,263	55	(16)	10,302	4,973	3	—	4,976
Obligations of states and political subdivisions	30,089	844	(110)	30,823	29,764	888	(133)	30,519
Other debt securities	497	5	—	502	494	11	—	505
Equity securities	16,443	2,297	(252)	18,488	16,196	1,589	(211)	17,574

	$418,813	$7,420	$(1,340)	$424,893	$455,055	$5,620	$(3,226)	$457,449

HELD TO MATURITY	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. government agencies	$35,482	$584	$—	$36,066	$20,477	$232	$(84)	$20,625
Mortgage-backed securities, residential	37,665	624	(163)	38,126	42,309	645	(385)	42,569
Mortgage-backed securities, multifamily	2,185	1	(34)	2,152	2,259	—	(60)	2,199
Obligations of states and political subdivisions	44,695	662	(170)	45,187	41,401	658	(90)	41,969
Other debt securities	1,523	100	—	1,623	1,530	138	—	1,668

	$121,550	$1,971	$(367)	$123,154	$107,976	$1,673	$(619)	$109,030

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	September 30, 2015
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,518	$3,559	$5,697	$5,707
Due after one year through five years	69,771	70,746	18,727	19,160
Due after five years through ten years	35,231	35,609	49,645	50,361
Due after ten years	521	522	7,631	7,648

	109,041	110,436	81,700	82,876
Mortgage-backed securities	293,329	295,969	39,850	40,278
Equity securities	16,443	18,488	—	—

Total securities	$418,813	$424,893	$121,550	$123,154

The following table shows proceeds from sales of securities, gross gains and gross losses on sales or calls of securities and other than temporary impairments for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Sale proceeds	$22,091	$—	$33,563	$17,020
Gross gains	223	—	251	346
Gross losses	(50)	—	(61)	(344)

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

Securities with a carrying value of approximately $351.1 million and $356.1 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

September 30, 2015	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. treasury and U.S. government agencies	$5,148	$11	$—	$—	1	$5,148	$11
Mortgage-backed securities, residential	32,764	252	52,992	699	26	85,756	951
Mortgage-backed securities, multifamily	5,272	16	—	—	1	5,272	16
Obligations of states and political subdivisions	2,349	44	1,804	66	9	4,153	110
Equity securities	—	—	4,896	252	2	4,896	252

	$45,533	$323	$59,692	$1,017	39	$105,225	$1,340

HELD TO MATURITY

U.S. government agencies	$—	$—	$—	$—	—	$—	$—
Mortgage-backed securities, residential	8,879	31	7,103	132	6	15,982	163
Mortgage-backed securities, multifamily	—	—	895	34	1	895	34
Obligations of states and political subdivisions	10,807	141	2,024	29	16	12,831	170

	$19,686	$172	$10,022	$195	23	$29,708	$367

December 31, 2014	Less than 12 months		12 months or longer		Total
AVAILABLE FOR SALE	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
U.S. government agencies	$5,057	$28	$46,135	$779	11	$51,192	$807
Mortgage-backed securities, residential	34,832	177	74,414	1,898	28	109,246	2,075
Obligations of states and political subdivisions	1,266	29	5,033	104	12	6,299	133
Other debt securities	—	—	—	—	—	—	—
Equity securities	—	—	4,819	211	2	4,819	211

	$41,155	$234	$130,401	$2,992	53	$171,556	$3,226

HELD TO MATURITY

U.S. government agencies	$—	$—	$5,736	$84	1	$5,736	$84
Mortgage-backed securities, residential	6,236	50	17,557	335	8	23,793	385
Mortgage-backed securities, multifamily	—	—	2,199	60	2	2,199	60
Obligations of states and political subdivisions	1,290	7	4,206	83	13	5,496	90

	$7,526	$57	$29,698	$562	24	$37,224	$619

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

As of September 30, 2015, the equity securities include investments in other financial institutions for market appreciation purposes. Those equities had a purchase price of $2.7 million and a market value of $4.9 million as of September 30, 2015.

As of September 30, 2015, equity securities also included $13.6 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2015, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.7 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of September 30, 2015, the amortized cost of these securities was $10.8 million and the fair value was $10.7 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 7. Loans, Leases and Other Real Estate.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Commercial, secured by real estate	$1,676,703	$1,529,761
Commercial, industrial and other	290,961	238,252
Leases	55,057	54,749
Real estate - residential mortgage	400,247	431,190
Real estate - construction	100,208	64,020
Home equity and consumer	330,588	337,642

Total loans	2,853,764	2,655,614

Less: deferred fees	(2,417)	(1,788)

Loans, net of deferred fees	$2,851,347	$2,653,826

At September 30, 2015 and December 31, 2014, home equity and consumer loans included overdraft deposit balances of $571,000 and $791,000, respectively. At September 30, 2015 and December 31, 2014, the Company had $662.0 million and $338.5 million in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (FHLB).

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

(in thousands)	September 30, 2015	December 31, 2014
Commercial, secured by real estate	$8,176	$7,424
Commercial, industrial and other	832	308
Leases	154	88
Real estate - residential mortgage	8,805	9,246
Real estate - construction	—	188
Home equity and consumer	3,530	3,415

Total non-accrual loans and leases	$21,497	$20,669
Other real estate and other repossessed assets	819	1,026

TOTAL NON-PERFORMING ASSETS	$22,316	$21,695

Troubled debt restructurings, still accruing	$11,927	$10,579

Non-accrual loans included $1.9 million and $1.3 million of troubled debt restructurings as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the Company had $8.8 million in residential mortgages and consumer home equity loans that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of September 30, 2015 and December 31, 2014, is as follows:

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$2,347	$1,136	$6,859	$10,342	$1,666,361	$1,676,703	$—
Commercial, industrial and other	127	385	833	1,345	289,616	290,961	—
Leases	299	—	154	453	54,604	55,057	—
Real estate - residential mortgage	2,815	663	7,814	11,292	388,955	400,247	—
Real estate - construction	1,100	—	—	1,100	99,108	100,208	—
Home equity and consumer	1,319	433	2,976	4,728	325,860	330,588	123

	$8,007	$2,617	$18,636	$29,260	$2,824,504	$2,853,764	$123

December 31, 2014
Commercial, secured by real estate	$2,714	$2,999	$5,972	$11,685	$1,518,076	$1,529,761	$—
Commercial, industrial and other	944	2	308	1,254	236,998	238,252	—
Leases	108	24	88	220	54,529	54,749	—
Real estate - residential mortgage	3,325	354	6,710	10,389	420,801	431,190	—
Real estate - construction	224	—	188	412	63,608	64,020	—
Home equity and consumer	1,583	598	2,951	5,132	332,510	337,642	66

	$8,898	$3,977	$16,217	$29,092	$2,626,522	$2,655,614	$66

Impaired Loans

The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings. Impaired loans as of September 30, 2015, September 30, 2014 and December 31, 2014 are as follows:

September 30, 2015	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$13,355	$13,760	$—	$297	$13,032
Commercial, industrial and other	1,214	1,907	—	11	796
Real estate - residential mortgage	2,319	2,325	—	—	2,185
Real estate - construction	—	—	—	—	94
Home equity and consumer	818	819	—	5	905

Loans with specific allowance:
Commercial, secured by real estate	5,993	6,167	441	180	5,632
Commercial, industrial and other	1,055	1,055	43	34	1,055
Leases	9	9	9	—	6
Real estate - residential mortgage	722	722	77	27	722
Real estate - construction	386	386	14	9	288
Home equity and consumer	1,028	1,028	664	41	1,058

Total:
Commercial, secured by real estate	$19,348	$19,927	$441	$477	$18,664
Commercial, industrial and other	2,269	2,962	43	45	1,851
Leases	9	9	9	—	6
Real estate - residential mortgage	3,041	3,047	77	27	2,907
Real estate - construction	386	386	14	9	382
Home equity and consumer	1,846	1,847	664	46	1,963

	$26,899	$28,178	$1,248	$604	$25,773

September 30, 2014	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$15,393	$16,047	$—	$318	$15,899
Commercial, industrial and other	416	920	—	43	1,446
Real estate - residential mortgage	252	252	—	—	275
Real estate - construction	189	189	—	—	411
Home equity and consumer	—	—	—	—	—

Loans with specific allowance:
Commercial, secured by real estate	3,301	3,771	219	119	3,875
Commercial, industrial and other	149	149	12	5	170
Real estate - residential mortgage	1,211	1,013	171	6	170
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,326	1,326	686	36	1,044

Total:
Commercial, secured by real estate	$18,694	$19,818	$219	$437	$19,774
Commercial, industrial and other	565	1,069	12	48	1,616
Real estate - residential mortgage	1,463	1,265	171	6	445
Real estate - construction	189	189	—	—	411
Home equity and consumer	1,326	1,326	686	36	1,044

	$22,237	$23,667	$1,088	$527	$23,290

December 31, 2014	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Specific Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,172	$15,520	$—	$436	$16,092
Commercial, industrial and other	327	1,697	—	43	1,513
Real estate - residential mortgage	1,681	1,681	—	—	308
Real estate - construction	188	552	—	—	464
Home equity and consumer	741	741	—	7	153

Loans with specific allowance:
Commercial, secured by real estate	5,666	5,818	634	156	3,858
Commercial, industrial and other	425	425	10	9	342
Real estate - residential mortgage	1,238	1,238	217	19	438
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,255	1,255	1,031	41	975

Total:
Commercial, secured by real estate	$19,838	$21,338	$634	$592	$19,950
Commercial, industrial and other	752	2,122	10	52	1,855
Real estate - residential mortgage	2,919	2,919	217	19	746
Real estate - construction	188	552	—	—	464
Home equity and consumer	1,996	1,996	1,031	48	1,128

	$25,693	$28,927	$1,892	$711	$24,143

Interest that would have been accrued on impaired loans during the first nine months of 2015 and 2014 had the loans been performing under original terms would have been $1.1 million and $1.3 million, respectively. Interest that would have accrued for the year ended December 31, 2014 was $1.8 million.

Credit Quality Indicators

The class of loans is determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, department heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s commercial loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes commercial loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows the Company’s commercial loan portfolio as of September 30, 2015 and December 31, 2014, by the risk ratings discussed above (in thousands):

September 30, 2015	Commercial,	Commercial,
Risk Rating	secured by real estate	industrial and other	Real estate- construction
1	$—	$1,593	$—
2	—	9,781	—
3	65,354	57,606	—
4	507,462	104,436	14,598
5	974,232	91,851	81,029
5W - Watch	45,775	6,292	179
6 - Other Assets Especially Mentioned	37,591	5,092	1,989
7 - Substandard	46,289	14,310	2,413
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,676,703	$290,961	$100,208

December 31, 2014	Commercial,	Commercial,
Risk Rating	secured by real estate	industrial and other	Real estate- construction
1	$—	$1,040	$—
2	—	8,755	—
3	69,243	30,386	—
4	479,667	91,836	7,527
5	867,023	69,723	51,833
5W - Watch	40,991	15,572	225
6 - Other Assets Especially Mentioned	27,764	8,057	2,710
7 - Substandard	45,073	12,883	1,725
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,529,761	$238,252	$64,020

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

As part of an ongoing evaluation process of developing the Allowance for Loan Losses estimate, management continually evaluates and updates their assumptions based on the current economic environment and their own loss experience. During the third quarter of 2015, the Company refined and enhanced its assessment of the adequacy of the allowance for loan and lease losses by extending the lookback period on its commercial loan portfolios from three years to five years and by extending the lookback period for all other portfolios from two to three years in order to capture more of the economic cycle. It also enhanced its qualitative factor framework to include a factor that captures the risk related to appraised real estate values, and how those values could change in relation to a change in capitalization rates. This enhancement is meant to increase the level of precision in the allowance for loan and lease losses. As a result, the Company will no longer have an “unallocated” segment in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
				(in thousands)
Beginning Balance	$13,919	$2,868	$954	$3,016	$725	$5,919	$2,773	$30,174
Charge-offs	(41)	(131)	(17)	(151)	—	(244)	—	(584)
Recoveries	977	43	4	8	—	40	—	1,072
Provision	6,812	(1,467)	(256)	(651)	704	(2,037)	(2,773)	332

Ending Balance	$21,667	$1,313	$685	$2,222	$1,429	$3,678	$0	$30,994

Three Months Ended September 30, 2014 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
				(in thousands)
Beginning Balance	$14,042	$3,601	$654	$4,231	$536	$4,111	$2,691	$29,866
Charge-offs	(134)	(143)	(229)	(192)	—	(675)	—	(1,373)
Recoveries	97	215	—	3	8	37	—	360
Provision	(714)	(678)	403	97	(36)	1,465	657	1,194

Ending Balance	$13,291	$2,995	$828	$4,139	$508	$4,938	$3,348	$30,047

Nine Months Ended September 30, 2015 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684
Charge-offs	(1,392)	(205)	(546)	(257)	(20)	(920)	—	(3,340)
Recoveries	1,341	127	24	11	106	99	—	1,708
Provision	8,141	(1,805)	625	(1,552)	790	(1,834)	(2,423)	1,942

Ending Balance	$21,667	$1,313	$685	$2,222	$1,429	$3,678	$—	$30,994

Nine Months Ended September 30, 2014 Allowance for Loan and Lease Losses:	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	3,030	29,821
Charge-offs	(1,925)	(755)	(394)	(701)	(25)	(1,759)	—	(5,559)
Recoveries	451	894	—	12	9	143	—	1,509
Provision	302	(2,475)	718	1,614	(18)	3,817	318	4,276

Ending Balance	$13,291	$2,995	$828	$4,139	$508	$4,938	$3,348	$30,047

Loans receivable summarized by portfolio segment and impairment method are as follows:

At September 30, 2015	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
			(in thousands)
Ending Balance: Individually evaluated for impairment	$19,348	$2,269	$9	$3,041	$386	$1,846	$26,899
Ending Balance: Collectively evaluated for impairment	1,657,355	288,692	55,048	397,206	99,822	328,742	2,826,865

Ending Balance (1)	$1,676,703	$290,961	$55,057	$400,247	$100,208	$330,588	$2,853,764

(1)	Excludes deferred fees

At December 31, 2014	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Total
			(in thousands)
Ending Balance: Individually evaluated for impairment	$19,838	$752	$—	$2,919	$188	$1,996	$25,693
Ending Balance: Collectively evaluated for impairment	1,509,923	237,500	54,749	428,271	63,832	335,646	2,629,921

Ending Balance (1)	$1,529,761	$238,252	$54,749	$431,190	$64,020	$337,642	$2,655,614

(1)	Excludes deferred fees

The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

At September 30, 2015	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$441	$43	$9	$77	$14	$664	$—	$1,248
Ending Balance: Collectively evaluated for impairment	21,226	1,270	676	2,145	1,415	3,014	—	29,746

Ending Balance	$21,667	$1,313	$685	$2,222	$1,429	$3,678	$—	$30,994

At December 31, 2014	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$634	$10	$—	$217	$—	$1,031	$—	$1,892
Ending Balance: Collectively evaluated for impairment	12,943	3,186	582	3,803	553	5,302	2,423	28,792

Ending Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $1.5 million and $1.1 million at September 30, 2015 and December 31, 2014, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	$—	—	$—	$—
Commercial, industrial and other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Real estate - residential mortgage	—	—	—	4	1,211	1,211
Real estate - construction	—	—	—	—	—	—
Home equity and consumer	—	—	—	3	317	317

	—	$—	$—	7	$1,528	$1,528

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	2	$1,458	$1,458	2	$1,697	$1,697
Commercial, industrial and other	3	1,933	1,933	—	—	—
Leases	1	14	14	—	—	—
Real estate - residential mortgage	—	—	—	4	1,211	1,211
Real estate - construction	1	396	396	—	—	—
Home equity and consumer	1	9	9	6	652	652

	8	$3,810	$3,810	12	$3,560	$3,560

The following table summarizes as of September 30, 2015 and 2014, loans that were restructured within the previous 12 months that have subsequently defaulted:

For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	1	$32
Commercial, industrial and other	—	—	—	—
Leases	—	—	—	—
Real estate - residential mortgage	—	—	1	179
Real estate - construction	—	—	—	—
Home equity and consumer	—	—	—	—

	—	$—	2	$211

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair market value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of September 30, 2015, the Company had $1.9 million in mortgages held for sale compared to $592,000 as of December 31, 2014.

Other Real Estate and Other Repossessed Assets

At September 30, 2015 the Company had other real estate owned and other repossessed assets of $803,000 and $16,000, respectively. The other real estate owned that the Company held at September 30, 2015 included $675,000 in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. At December 31, 2014, the Company had other real estate owned and other repossessed assets of $977,000 and $49,000, respectively.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the nine months ended September 30, 2015, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		(in thousands)
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$4,958	$74,153	$—	$79,111
Mortgage backed securities	—	295,969	—	295,969
Obligations of states and political subdivisions	—	30,823	—	30,823
Other debt securities	—	502	—	502
Equity securities	4,875	13,613	—	18,488

Total securities available for sale	9,833	415,060	—	424,893
Non-hedging interest rate derivatives	—	1,836	—	1,836

Total Assets	$9,833	$416,896	$—	$426,729

Non-hedging interest rate derivatives	$—	$1,836	$—	$1,836

Total Liabilities	$—	$1,836	$—	$1,836

December 31, 2014
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$8,321	$85,599	$—	$93,920
Mortgage backed securities	—	314,931	—	314,931
Obligations of states and political subdivisions	—	30,519	—	30,519
Other debt securities	—	505	—	505
Equity securities	4,154	13,420	—	17,574

Total securities available for sale	12,475	444,974	—	457,449
Non-hedging interest rate derivatives	—	37	—	37

Total Assets	$12,475	$445,011	$—	$457,486

Non-hedging interest rate derivatives	$—	$37	$—	$37

Total Liabilities	$—	$37	$—	$37

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$26,899	$26,899
Loans held for sale	—	1,920	—	1,920
Other real estate owned and other repossessed assets	—	—	819	819

December 31, 2014
Assets:
Impaired Loans and Leases	$—	$—	$25,693	$25,693
Loans held for sale	—	592	—	592
Other real estate owned and other repossessed assets	—	—	1,026	1,026

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

The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2015 and December 31, 2014 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $5.0 million in short-term municipal bond anticipation notes that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments in municipalities in the Company’s market area, and management performs a credit analysis on the municipality before investing in these securities.

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

The net loan portfolio at September 30, 2015 and December 31, 2014 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014:

September 30, 2015	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments - Assets
Investment securities held to maturity	$121,550	$123,154	$—	$118,176	$4,978
Federal Home Loan Bank and other membership bank stocks	12,852	12,852	—	12,852	—
Loans and leases, net	2,820,353	2,823,128	—	—	2,823,128

Financial Instruments - Liabilities
Certificates of Deposit	317,548	317,568	—	317,568	—
Other borrowings	244,428	249,872	—	249,872	—
Subordinated debentures	31,238	25,583	—	—	25,583

December 31, 2014
Financial Instruments - Assets
Investment securities held to maturity	$107,976	$109,030	$—	$103,916	$5,114
Federal Home Loan Bank and other membership bank stocks	9,846	9,846	—	9,846	—
Loans and leases, net	2,623,142	2,624,581	—	—	2,624,581

Financial Instruments - Liabilities
Certificates of Deposit	279,962	279,439	—	279,439	—
Other borrowings	202,498	205,343	—	205,343	—
Subordinated debentures	41,238	30,929	—	—	30,929

Note 9. Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a separate third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of September 30, 2015 and December 31, 2014, Lakeland had $2.0 million and $505,000, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2015	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	($35,766)	14.8	4.540%	1 Mo Libor + 2.00	$1,836
3rd Party interest rate swaps	35,766	14.8	4.540%	1 Mo Libor + 2.00	(1,836)

December 31, 2014
	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	($17,279)	5.7	3.840%	1 Mo Libor + 2.21	$37
3rd party interest rate swaps	17,279	5.7	3.840%	1 Mo Libor + 2.21	($37)

Note 10. Goodwill and Intangible Assets

The Company has recorded goodwill of $110.0 million at September 30, 2015 and December 31, 2014 which includes $22.9 million from the Somerset Hills acquisition in 2013 and $87.1 million from prior acquisitions. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company recorded $2.7 million in core deposit intangible for the Somerset Hills acquisition. Year-to-date, it has amortized $316,000 in core deposit intangible. The estimated future amortization expense for the remainder of 2015 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the year ended:
2015	$99
2016	366
2017	316
2018	267
2019	218
2020	168

Note 11. Borrowings

At September 30, 2015, the Company had federal funds purchased and securities sold under agreements to repurchase of $97.0 million and $34.4 million respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. The Company also had $50.0 million in long-term securities sold under agreements to repurchase included in other borrowings which have maturities ranging from one to seven years. As of September 30, 2015, the Company had $110.6 million in securities pledged for its securities sold under agreements to repurchase, including $107.6 million in mortgage backed securities and $3.0 million in U.S. government agency securities.

At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Note 12. Early Redemption and Extinguishment of Debt

On August 3, 2015, The Company redeemed and extinguished $10.0 million of Lakeland Bancorp Capital Trust IV debentures and recorded a $1.8 million gain on the redemption and extinguishment of debt. The interest rate on this debenture floated at LIBOR plus 152 basis points and had a rate of 1.80% at the time of extinguishment.

Note 13. Pending Acquisition

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

In October 2015, the Company and Pascack Bancorp received approvals from the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance to complete the merger of the bank subsidiaries, Pascack Community Bank with and into Lakeland Bank. The Federal Reserve Board has advised that the merger of the bank holding companies, Pascack Bancorp with and into the Company, does not require its approval. The transaction has been approved by the board of directors of each of Lakeland Bancorp and Pascack Bancorp. Subject to approval of the shareholders of Pascack Bancorp, the Company anticipates completing the merger in the fourth quarter of 2015.

Note 14. Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update simplifying the accounting for adjustments made to provisional amounts recognized in a business combination, eliminating the requirement to retrospectively account for those adjustments. To simplify the accounting for adjustments made to provisional amounts, the amendments in the accounting standards update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

In May 2015, the FASB issued an accounting standards update clarifying how investments valued using the net asset value practical expedient within the fair value hierarchy should be classified. The accounting standards update was issued to address diversity in practice by exempting investments measured using the net asset value expedient from categorization in the fair value hierarchy. This accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued an accounting standards update requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the presentation of debt discounts. The purpose of this update is to simplify the presentation of debt issuance costs and to align the US GAAP presentation of debt more closely with international accounting standards. In August 2015, the FASB issued a subsequent update which discussed presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of these updates are not expected to have a material impact on the Company’s financial statements.

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

In June 2014, the FASB issued an accounting standards update regarding share – based payments that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company has determined that adoption of this update is not expected to have a material impact on its accounting and disclosures.

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

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is still evaluating the potential impact on the Company’s financial statements.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of the Company’s lending and leasing activities, customers’ acceptance of the Company’s products and services, competition, failure to obtain the required approval from Pascack Bancorp, Inc. shareholders for the merger of Pascack Bancorp, Inc. into Lakeland Bancorp, Inc. and failure to realize anticipated efficiencies and synergies if the holding company merger and the merger of Pascack Community Bank into Lakeland Bank are consummated.

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

Management Overview

The quarter and nine months ended September 30, 2015 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•	Net income at $24.0 million, or $0.63 per diluted share in the first nine months of 2015, increased $827,000 or $0.02 per diluted share compared to $23.2 million, or $0.61, per diluted share for the same period last year. Annualized return on average assets was 0.89% for the first nine months of 2015 compared to 0.92% for the first nine months of 2014. Annualized return on average equity was 8.24% for the first nine months of 2015 compared to 8.52% for the same period last year.

•	The Company reported strong loan growth for the nine months ended September 30, 2015. Loans totaling $2.85 billion at September 30, 2015 increased by $198.2 million from December 31, 2014. Commercial real estate and commercial, industrial and other grew 10% and 22%, respectively, from December 31, 2014 to September 30, 2015.

•	The Company’s robust loan growth has been augmented the by the opening of two new loan production offices (LPO) in the first half of 2015 serving the Middlesex/Monmouth County New Jersey region, and the greater Hudson Valley, New York area.

•	Non-interest-bearing demand deposits at $694.3 million increased by $48.2 million, or 7% in 2015, and represented 24% of total deposits at September 30, 2015.

•	Non-performing assets totaled $22.3 million at September 30, 2015 compared to $21.7 million at December 31, 2014 and $19.6 million reported at September 30, 2014.

•	As a result of declining charge-offs and as a result of management’s continuing analysis of the adequacy of the allowance for loan and lease losses, the provision for loan and lease losses was reduced from $4.3 million in the first nine months of 2014 to $1.9 million in the first nine months of 2015.

•	On August 3, 2015, the Company entered into an agreement and Plan of Merger (the Merger Agreement) with Pascack Bancorp, Inc., pursuant to which Pascack Bancorp will merge with and into the Company, and Pascack Bancorp’s wholly owned subsidiary, Pascack Community Bank, will merge with and into Lakeland Bank. For more information, please see Note 13 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

(Third Quarter 2015 Compared to Third Quarter 2014)

Net Income

Net income was $7.8 million in the third quarter of 2015 compared to net income of $8.2 million for the third quarter of 2014. Diluted earnings per share was $0.20 for the third quarter of 2015, compared to diluted earnings per share of $0.22 for the same period last year. Excluding the impact of several non-core items, net income would have been $8.3 million or $0.22 per diluted share in the third quarter of 2015. The non-core items consist of $330,000 of expenses related to the proposed merger with Pascack Bancorp, Inc., $2.4 million of prepayment fees from the repayment of $20.0 million of long-term debt, $1.8 million of realized gain resulting from the redemption and extinguishment of $10.0 million of trust preferred securities, and $173,000 in net realized gains on the sale of securities. Net interest income at $29.3 million for the third quarter of 2015 increased $882,000 from the third quarter of 2014 due primarily to a $1.4 million increase in interest income, partially offset by an increase of $481,000 in interest expense. The increase in interest income reflects an increase in interest earning assets resulting from organic growth.

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

Net interest income on a tax equivalent basis for the third quarter of 2015 was $29.5 million, compared to $28.7 million for the third quarter of 2014. The net interest margin decreased from 3.58% in the third quarter of 2014 to 3.42% in the third quarter of 2015 primarily as a result of a 12 basis point decrease in the yield on interest earning assets as well as a five basis point increase in the cost of interest bearing liabilities. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $39.0 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended, September 30, 2015			For the Three Months Ended, September 30, 2014
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,811,581	$29,123	4.11%	$2,608,687	$27,949	4.25%
Taxable investment securities and other	511,261	2,639	2.06%	458,568	2,387	2.08%
Tax-exempt securities	70,304	600	3.41%	70,811	671	3.79%
Federal funds sold (B)	37,872	7	0.07%	45,295	24	0.21%

Total interest-earning assets	3,431,018	32,369	3.75%	3,183,361	31,031	3.87%
Noninterest-earning assets:
Allowance for loan and lease losses	(30,832)			(30,151)
Other assets	285,387			290,736

TOTAL ASSETS	$3,685,573			$3,443,946

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$398,147	$53	0.05%	$382,642	$49	0.05%
Interest-bearing transaction accounts	1,497,340	925	0.25%	1,457,680	863	0.23%
Time deposits	309,235	486	0.63%	280,200	344	0.49%
Borrowings	358,820	1,361	1.52%	266,773	1,088	1.63%

Total interest-bearing liabilities	2,563,542	2,825	0.44%	2,387,295	2,344	0.39%

Noninterest-bearing liabilities:
Demand deposits	710,011			671,049
Other liabilities	17,072			15,154
Stockholders’ equity	394,948			370,448

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,685,573			$3,443,946

Net interest income/spread		29,544	3.31%		28,687	3.48%
Tax equivalent basis adjustment		210			235

NET INTEREST INCOME		$29,334			$28,452

Net interest margin (C)			3.42%			3.58%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $31.0 million in the third quarter of 2014 to $32.4 million in the third quarter of 2015, an increase of $1.3 million, or 4%. The increase in interest income was primarily a result of a $247.7 million increase in average interest earning assets partially offset by a 12 basis point decrease in the yield on interest earning assets. The yield on average loans and leases at 4.11% in the third quarter of 2015 was 14 basis points lower than the third quarter of 2014 due primarily to strong growth in new loans and leases originated or refinanced at lower rates. The yield on average taxable and tax exempt investment securities decreased by two and 38 basis points, respectively, compared to the third quarter of 2014. The decrease in yield on tax exempt investment securities was primarily due to maturing securities at higher rates and new purchases at lower rates.

Total interest expense at $2.8 million in the third quarter of 2015 was $481,000 greater than the $2.3 million reported for the same period in 2014. The cost of average interest-bearing liabilities increased from 0.39% in the third quarter of 2014 to 0.44% in 2015. The increase in the cost of funds was primarily due to increases in average time deposits and borrowings. Borrowings as a percent of interest-bearing liabilities increased from 11% in the third quarter of 2014, to 14% in the third quarter of 2015 as borrowings increased $92.0 million in that time period to help fund loan growth. Borrowings at a rate of 1.52% have a higher cost than interest bearing deposits which had an average cost of 0.27% for the third quarter of 2015. Additionally, higher cost average time deposits totaling $309.2 million increased $29.0 million compared to the third quarter of 2014. Because loan growth exceeded growth in core deposits in 2015, the Company bid for higher cost time deposits and used term borrowings from the Federal Home Loan Bank of New York to fund loan growth.

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

In the third quarter of 2015, a $332,000 provision for loan and lease losses was recorded, which was $862,000, or 72%, lower than the provision for the same period last year. During the third quarter of 2015, the Company charged off loans and leases of $584,000 and recovered $1.1 million in previously charged off loans and leases compared to $1.4 million and $360,000, respectively, during the same period in 2014. The lower provision resulted primarily from declining trends in net charge-offs during the quarter. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $6.7 million in the third quarter of 2015 increased by $1.9 million compared to $4.8 million in the third quarter of 2014. Included in noninterest income in the third quarter of 2015 was a $1.8 million gain on debt redemption and extinguishment and $173,000 in gain on sales and calls of investment securities. Excluding these two items, noninterest income would have been $4.7 million, a $125,000 decrease compared to the third quarter of 2014. Commissions and fees at $984,000 in the third quarter of 2015 decreased $387,000 compared to the same period last year, due primarily to a decrease in investment commission income and loan fee income. Gains on sales of loans totaled $515,000 in the third quarter of 2015 compared to $143,000 during the same period last year, due to increased origination and sales of residential mortgages. Income on bank owned life insurance increased $90,000, or 25%, due primarily to death benefits received. Other income totaling $116,000 in the third quarter of 2015 was $125,000 less than the same period in 2014, due primarily to a $110,000 reduction in gain on sales of other real estate owned.

Noninterest Expense

Noninterest expense in the third quarter of 2015 totaled $23.8 million which was $4.1 million greater than the $19.7 million reported for the third quarter of 2014. Included in noninterest expense during the third quarter of 2015 was $2.4 million in long term debt prepayment fees and $330,000 in merger related expenses. Excluding these two items, total noninterest expense would have been $21.1 million, a $1.4 million increase compared to the third quarter of 2014. Salaries and employee benefits expense at $12.4 million, increased $1.0 million from the same period last year, primarily due to $361,000 in costs associated with the addition of the new LPOs, a $205,000 accrual associated with the termination of the Newton Trust Pension Plan, increased medical benefit costs, and incremental salary and benefit increases. Furniture and equipment increased $276,000 compared to the third quarter of 2014 due primarily to an increase in service contract costs. Marketing expense at $396,000 in the third quarter of 2015 decreased $233,000 compared to the third quarter of 2014 due primarily to the timing of marketing campaigns. Legal expense at $301,000 increased $157,000 compared to the same period last year primarily due to an increase in nonperforming loan work out expenses. Other expenses at $3.1 million increased $135,000 due primarily to an increase in data processing fees. The Company’s efficiency ratio, a non-GAAP financial measure, was 60.8% in the third quarter of 2015, compared to 58.0% for the same period last year. The increase was primarily due to an increase in noninterest expenses. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
	2015	2014
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$23,832	$19,685
Amortization of core deposit intangibles	(98)	(111)
Other real estate owned and other repossessed asset expense	(27)	(50)
Long term debt prepayment penalty	(2,407)	—
Merger related expenses	(330)	—
Provision for unfunded lending commitments	(168)	(106)

Noninterest expense, as adjusted	$20,802	$19,418

Net interest income	$29,334	$28,452
Noninterest income	6,687	4,809

Total revenue	36,021	33,261
Tax-equivalent adjustment on municipal securities	210	235
Gains on debt redemption and extinguishment	(1,830)	—
Gains on sales of investment securities	(173)	—

Total revenue, as adjusted	$34,228	$33,496

Efficiency ratio	60.8%	58.0%

Income Tax Expense

The effective tax rate increased from 33.4% in the third quarter of 2014 to 34.0% in the third quarter of 2015 primarily as a result of a decrease in tax advantaged items as a percent of pretax income. Tax advantaged items include tax-exempt security interest and income on bank owned life insurance policies. Also contributing to the increase in the effective tax rate was the impact of non-deductible merger related expenses.

(Year to Date 2015 Compared to Year to Date 2014)

Net Income

Net income was $24.0 million in the first nine months of 2015 compared to net income of $23.2 million for the first nine months of 2014. Diluted earnings per share was $0.63 for the first nine months of 2015, compared to diluted earnings per share of $0.61 for the same period last year. Net interest income at $86.5 million for the first nine months of 2015 increased $1.8 million compared to the first nine months of 2014 due to a $3.2 million increase in interest income partially offset by a $1.4 million increase in interest expense. The increase in net interest income reflects an increase in interest earning assets resulting from organic growth.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2015 was $87.2 million, compared to $85.5 million for the first nine months of 2014 resulting primarily from growth in average earning assets of $229.5 million. The net interest margin decreased from 3.66% in the first nine months of 2014 to 3.48% in the first nine months of 2015 primarily as a result of a 15 basis point decrease in the yield on interest earning assets as well as a five basis point increase in the cost of interest bearing liabilities. Net interest income in the first nine months of 2015 included $686,000 in net interest received resulting from the change in status of non-performing loans and prepayment fee income compared to

$202,000 of such income in the same period in 2014. The net interest margin excluding the impact of these items would be 3.45% and 3.65% for the first nine months of 2015 and 2014, respectively. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $43.1 million. The components of net interest income will be discussed in greater detail below.

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	For the Nine Months Ended, September 30, 2015			For the Nine Months Ended, September 30, 2014
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$2,731,518	$85,230	4.17%	$2,549,675	$82,405	4.32%
Taxable investment securities and other	519,163	8,001	2.05%	461,576	7,448	2.15%
Tax-exempt securities	69,174	1,843	3.55%	74,737	2,117	3.78%
Federal funds sold (B)	29,900	30	0.13%	34,277	46	0.18%

Total interest-earning assets	3,349,755	95,104	3.79%	3,120,265	92,016	3.94%
Noninterest-earning assets:
Allowance for loan and lease losses	(30,940)			(30,041)
Other assets	285,898			282,366

TOTAL ASSETS	$3,604,713			$3,372,590

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$398,491	$157	0.05%	$384,934	$151	0.05%
Interest-bearing transaction accounts	1,491,166	2,617	0.23%	1,444,006	2,491	0.23%
Time deposits	295,460	1,319	0.60%	285,919	1,120	0.52%
Borrowings	327,174	3,845	1.57%	235,524	2,797	1.58%

Total interest-bearing liabilities	2,512,291	7,938	0.42%	2,350,383	6,559	0.37%

Noninterest-bearing liabilities:
Demand deposits	686,652			643,548
Other liabilities	16,166			14,876
Stockholders’ equity	389,604			363,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,604,713			$3,372,590

Net interest income/spread		87,166	3.37%		85,457	3.57%
Tax equivalent basis adjustment		645			741

NET INTEREST INCOME		$86,521			$84,716

Net interest margin (C)			3.48%			3.66%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $92.0 million in the first nine months of 2014 to $95.1 million in the first nine months of 2015, an increase of $3.1 million, or 3%. The increase in interest income was primarily a result of a $181.8 million increase in average loans and leases partially offset by a 15 basis point decrease in the yield on interest earning assets. The yield on average loans and leases at 4.17% in the first nine months of 2015 was 15 basis points lower than the first nine months of 2014. The yield on average taxable and tax exempt investment securities decreased by ten basis points and 23 basis points, respectively, compared to the first nine months of 2014. The decline in yields on interest earning assets were due to the same reasons discussed in the quarterly comparison.

Total interest expense increased from $6.6 million in the first nine months of 2014 to $7.9 million in the first nine months of 2015, an increase of $1.4 million, or 21%. The cost of average interest-bearing liabilities increased from 0.37% in the first nine months of 2014 to 0.42% in 2015. The increase in the cost of interest-bearing liabilities was due to the same reasons discussed in the quarterly comparison.

Provision for Loan and Lease Losses

In the first nine months of 2015, a $1.9 million provision for loan and lease losses was recorded, which was $2.3 million lower than the provision for the same period last year. During the first nine months of 2015, the Company charged off loans and leases of $3.3 million and recovered $1.7 million in previously charged off loans and leases compared to $5.6 million and $1.5 million, respectively, during the same period in 2014. The lower provision primarily resulted from lower net charge-offs during the nine months ended September 30, 2015. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $16.4 million in the first nine months of 2015 increased by $3.1 million, or 24%, compared to the first nine months of 2014. Included in noninterest income during the first nine months of 2015 was a $1.8 million gain on redemption and extinguishment of debt and $190,000 in gain on sales and calls of investment securities. Excluding these two items, noninterest income would have been $14.4 million, a $1.1 million increase compared to the first nine months of 2014. Gains on sales of loans at $1.2 million and income on Bank owned life insurance at $1.5 million in the first nine months of 2015 increased $866,000 and $452,000, respectively, compared to the same period last year due to the same reasons discussed in the quarterly analysis. Service charges on deposit accounts at $7.4 million decreased $507,000, or 6%, primarily due to a decline in overdraft fees. Other income totaling $686,000 in the first nine months of 2015 was $280,000 higher than the same period in 2014. Within other income, the Company recorded $397,000 in swap income compared to no swap income in the first nine months of 2014.

Noninterest Expense

Noninterest expense totaling $65.1 million increased $6.1 million in the first nine months of 2015 compared to the first nine months of 2014. Included in noninterest expense during the first nine months was $2.4 million in long term debt prepayment fees and $330,000 in merger related fees. Excluding these two items, total noninterest expense would have been $62.3 million, a $3.4 million increase compared to the first nine months of 2014. Salary and employee benefits at $36.3 million increased by $2.9 million, or 9%, primarily due to the same reasons discussed in the quarterly analysis. Stationary, supplies and postage increased $81,000 compared to the first nine months of 2014 primarily due to special mailings and expenses related to the opening of the new loan production offices. Marketing expense at $1.1 million in the first nine months of 2015 decreased $439,000 compared to the first nine months of 2014 due to the same reason discussed in the quarterly comparison. In the first nine months of 2015, legal expense at $742,000 increased $106,000 due to an increase in non-performing loans, while other real estate owned and other repossessed asset expense at $46,000 decreased $119,000 compared to the same period last year as a result of less transfers of loans into other real estate. Other expenses at $9.2 million increased $410,000 compared to the first nine months of 2014, due to an increase in loan origination costs and data processing costs partially offset by a decline in professional fees. The Company’s efficiency ratio, a non-GAAP financial measure, was 60.7% in the first nine months of 2015, compared to 59.2% for the same period last year. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$65,069	$58,957
Amortization of core deposit intangibles	(316)	(353)
Other real estate owned and other repossessed asset expense	(46)	(165)
Long term debt prepayment penalty	(2,407)	—
Merger related expenses	(330)	—
Provision for unfunded lending commitments	(358)	(24)

Noninterest expense, as adjusted	$61,612	$58,415

Net interest income	$86,521	$84,716
Noninterest income	16,383	13,253

Total revenue	102,904	97,969
Tax-equivalent adjustment on municipal securities	645	741
Gains on debt redemption and extinguishment	(1,830)	—
Gains on sales of investment securities	(190)	(2)

Total revenue, as adjusted	$101,529	$98,708

Efficiency ratio	60.7%	59.2%

Income Tax Expense

The effective tax rate decreased from 33.2% in the first nine months of 2014 to 33.1% in the first nine months of 2015.

Financial Condition

The Company’s total assets increased $204.8 million from $3.54 billion at December 31, 2014, to $3.74 billion at September 30, 2015. Total loans were $2.85 billion, an increase of $198.2 million from $2.66 billion at December 31, 2014. Total deposits were $2.92 billion, an increase of $128.9 million from December 31, 2014.

Loans and Leases

Gross loans and leases of $2.85 billion at September 30, 2015 increased by $198.2 million from December 31, 2014 primarily in the commercial loan categories. Commercial loans secured by real estate and commercial, industrial and other increased $146.9 million, or 10%, and $52.7 million, or 22%, respectively, from December 31, 2014 to September 30, 2015. Real estate construction loans at $100.2 million increased $36.2 million, while residential mortgages and home equity and consumer loans decreased $30.9 million and $7.1 million, respectively. The decline in residential mortgages results from a decision to sell most of the residential loans that the Company originates. For more information on the loan portfolio, see Note 7 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets increased from $21.7 million, or 0.61% of total assets, on December 31, 2014 to $22.3 million, or 0.60% of total assets, on September 30, 2015. Non-performing assets increased primarily in the commercial secured by real estate and commercial, industrial and other loans categories, which increased by $752,000 and $524,000, respectively, partially offset by a $441,000 decrease in non-performing residential mortgages. Non-accrual loans at September 30, 2015 included two loan relationships with a balance of $1.0 million or over, totaling $4.5 million, and four loan relationships between $500,000 and $1.0 million, totaling $2.8 million.

There were $123,000 in loans and leases past due ninety days or more and still accruing at September 30, 2015 compared to $66,000 at December 31, 2014. These loans primarily consisted of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On September 30, 2015, the Company had $11.9 million in loans that were troubled debt restructurings and still accruing interest income compared to $10.6 million at December 31, 2014. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On September 30, 2015, the Company had $26.9 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $25.7 million at year-end 2014. For more information on impaired loans and leases see Note 7 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $1.2 million has been allocated as a portion of the allowance for loan and lease losses for impairment at September 30, 2015. At September 30, 2015, the Company also had $49.1 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $46.3 million at December 31, 2014.

There were no loans and leases at September 30, 2015, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Year Ended December 31, 2014
Balance of the allowance at the beginning of the year	$30,684	$29,821	$29,821

Loans and leases charged off:
Commercial, secured by real estate	1,392	1,925	2,282
Commercial, industrial and other	205	755	999
Leases	546	394	597
Real estate - mortgage	257	701	827
Real estate - construction	20	25	25
Home equity and consumer	920	1,759	2,697

Total loans charged off	3,340	5,559	7,427

Recoveries:
Commercial, secured by real estate	1,341	451	999
Commercial, industrial and other	127	894	1,039
Leases	24	—	19
Real estate - mortgage	11	12	42
Real estate - construction	106	9	106
Home equity and consumer	99	143	220

Total Recoveries	1,708	1,509	2,425

Net charge-offs:	1,632	4,050	5,002
Provision for loan and lease losses	1,942	4,276	5,865

Ending balance	$30,994	$30,047	$30,684

Ratio of annualized net charge-offs to average loans and leases outstanding	0.08%	0.21%	0.19%
Ratio of allowance at end of period as a percentage of period end total loans and leases	1.09%	1.15%	1.16%

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

As part of an ongoing evaluation process of developing the Allowance for Loan Losses estimate, management continually evaluates and updates their assumptions based on the current economic environment and their own loss experience. During the third quarter of 2015, the Company refined and enhanced its assessment of the adequacy of the allowance for loan and lease losses by extending the lookback period on its commercial loan portfolios from three years to five years and by extending the lookback period for all other portfolios from two to three years in order to capture more of the economic cycle. It also enhanced its qualitative factor framework to include a factor that captures the risk related to appraised real estate values, and how those values could change in relation to a change in capitalization rates. This enhancement is meant to increase the level of precision in the allowance for loan and lease losses. As a result, the Company will no longer have an “unallocated” segment in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.

While the overall balance of the allowance for loan and lease losses at $31.0 million at September 30, 2015 only increased $310,000, from December 31, 2014, the distribution of the allowance changed between segments of the loan portfolio reflecting changes in the non-performing loan and charge-off statistics within each portfolio. Also reflected in the changes within categories are the enhancements in the analysis of the allowance for loan and lease losses discussed above. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.

Non-performing loans and leases increased from $20.7 million on December 31, 2014 to $21.5 million on September 30, 2015. The allowance for loan and lease losses as a percent of total loans was 1.09% of total loans on September 30, 2015 compared to 1.16% as of December 31, 2014. The reduction in the percentage of the allowance for loan and lease losses as a percent of total loans and leases results from a declining trend in charge-offs. The ratio of annualized net charge-offs to average loans outstanding has declined from 0.21% for the first nine months of 2014 to 0.08% for the same period in 2015. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2015.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 6 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities decreased from $565.4 million on December 31, 2014 to $546.4 million on September 30, 2015, a decrease of $19.0 million, or 3%.

Deposits

Total deposits increased from $2.79 billion on December 31, 2014 to $2.92 billion on September 30, 2015, an increase of $128.9 million, or 5%. Noninterest bearing and savings and interest bearing deposits increased $48.2 million and $43.1 million, respectively. Additionally, time deposits increased $37.6 million, or 13%, resulting primarily from an increase in public CDs.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $31.2 million for the first nine months of 2015 compared to $34.2 million for the same period in 2014.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2015, Lakeland’s deposits increased $128.9 million.

•	Sales of securities. At September 30, 2015 the Company had $424.9 million in securities designated “available for sale.” Of these securities, $282.9 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•	Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on September 30, 2015. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $97.0 million at September 30, 2015. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2015.

•	Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2015 follows.

Cash and cash equivalents totaling $123.1 million on September 30, 2015 increased $13.8 million from December 31, 2014. Operating activities provided $31.2 million in net cash. Investing activities used $190.7 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $173.3 million in net cash primarily reflecting the increase in deposits and other borrowings of $128.9 million and $39.5 million, respectively. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2015. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals on noncancellable operating leases	$24,879	$2,582	$4,307	$3,415	$14,575
Benefit plan commitments	6,465	210	734	793	4,728
Remaining contractual maturities of time deposits	317,548	202,918	107,939	6,678	13
Subordinated debentures	30,000	—	—	—	30,000
Loan commitments	738,688	577,918	105,715	4,695	50,360
Other borrowings	244,428	65,000	169,428	—	10,000
Interest on other borrowings*	26,220	4,688	5,892	2,761	12,879
Standby letters of credit	10,904	9,394	1,430	—	80

Total	$1,399,132	$862,710	$395,445	$18,342	$122,635

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 1.77%.

Capital Resources

Total stockholders’ equity increased from $379.4 million on December 31, 2014 to $397.7 million on September 30, 2015, an increase of $18.2 million, or 5%. Book value per common share increased to $10.49 on September 30, 2015 from $10.01 on December 31, 2014. The increase in stockholders’ equity from December 31, 2014 to September 30, 2015 was primarily due to $24.0 million in net income, partially offset by the payment of cash dividends on common stock of $9.3 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of September 30, 2015, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2015, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. For further discussion, see “Basel III” below.

The capital ratios for the Company and Lakeland at September 30, 2015 are as follows:

	Tier 1 Capital to Total Average Assets Ratio September 30,	Common Equity Tier 1 to Risk-Weighted Assets Ratio September 30,	Tier 1 Capital to Risk-Weighted Assets Ratio September 30,	Total Capital to Risk-Weighted Assets Ratio September 30,
Capital Ratios:	2015	2015	2015	2015
The Company	8.77%	9.78%	10.81%	11.93%
Lakeland Bank	8.06%	9.94%	9.94%	11.06%
“Well capitalized” institution under FDIC Regulations	5.00%	6.50%	8.00%	10.00%

Basel III

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements to be phased in over a multi-year schedule through January 1, 2019. As of September 30, 2015, the Company and Lakeland met all of the requirements under the new rules on a fully phased-in basis, if such requirements were in effect.

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

(dollars in thousands, except per share amounts)	September 30, 2015	December 31, 2014
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$397,687	$379,438
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	1,644	1,960

Total tangible common stockholders’ equity at end of period - Non-GAAP	$286,069	$267,504

Shares outstanding at end of period	37,906	37,911

Book value per share - GAAP	$10.49	$10.01

Tangible book value per share - Non-GAAP	$7.55	$7.06

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$286,069	$267,504

Total assets at end of period	$3,743,100	$3,538,325
Less:
Goodwill	109,974	109,974
Other identifiable intangible assets, net	1,644	1,960

Total tangible assets at end of period - Non-GAAP	$3,631,482	$3,426,391

Common equity to assets - GAAP	10.62%	10.72%

Tangible common equity to tangible assets - Non-GAAP	7.88%	7.81%

	For the three months ended,		For the nine months ended,
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2015	2014	2015	2014
Calculation of return on average tangible common equity
Net income - GAAP	$7,825	$8,246	$24,017	$23,190

Total average common stockholders’ equity	$394,948	$370,448	$389,604	$363,783
Less:
Average goodwill	109,974	109,974	109,974	109,974
Average other identifiable intangible assets, net	1,706	2,141	1,810	2,257

Total average tangible common stockholders’ equity - Non-GAAP	$283,268	$258,333	$277,820	$251,552

Return on average common stockholders’ equity - GAAP	7.86%	8.83%	8.24%	8.52%

Return on average tangible common stockholders’ equity - Non-GAAP	10.96%	12.66%	11.56%	12.33%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $116.0 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
September 30, 2015	-3.6%	-1.9%
December 31, 2014	-3.6%	-1.9%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-15.0%	-10.0%	-5.0%	-5.0%
September 30, 2015	-5.1%	-3.1%	-1.3%	-4.7%
December 31, 2014	-5.2%	-3.2%	-1.3%	-4.5%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2015 (the base case) was $502.7 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-25.0%	-20.0%	-10.0%	-10.0%
September 30, 2015	-12.9%	-8.3%	-3.8%	0.2%
December 31, 2014	-13.0%	-8.2%	-3.5%	0.7%

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

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In August, 2015, the Company was served with a Civil Action Summons and Class Action Complaint that was filed in the Superior Court of New Jersey, Chancery Division, Bergen County. A second action, nearly identical to that described in the preceding sentence, was served on the Company in September, 2015 and consolidated with the first action. The complaints state that the plaintiffs are bringing the class action claims on behalf of the public stockholders of Pascack Bancorp against the Board of Directors of Pascack for their alleged breach of fiduciary duties arising out of the Agreement and Plan of Merger, dated as of August 3, 2015, by and between the Company and Pascack Bancorp. The complaint alleges that the Company has aided and abetted the individual defendants in their alleged breaches of fiduciary duties. The Company intends to vigorously defend against these claims. On November 3, 2015, the plaintiffs filed a consolidated amended class action complaint, which reiterates and expands their prior claims based upon the information contained in Lakeland’s Form S-4 Registration Statement.

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

Date: November 6, 2015