Form 10-K
period 2015-12-31
LAKELAND BANCORP INC
filed 2016-03-15
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015.

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $417,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2016, was 41,234,664.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2016 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

-i-

PART I

ITEM 1 - Business.

GENERAL

Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank” or “Lakeland Bank”). Through Lakeland, the Company operates 53 banking offices, located in Bergen, Essex, Morris, Passaic, Somerset, Sussex, Union and Warren counties in New Jersey; five New Jersey regional commercial lending centers in Bernardsville, Montville, Newton, Teaneck and Wyckoff/Waldwick; and two commercial loan production offices serving Middlesex and Monmouth counties in New Jersey and the Hudson Valley region of New York. Lakeland offers an extensive suite of financial products and services for businesses and consumers.

The Company has shown substantial growth through a combination of organic growth and acquisitions. Since 1998, Lakeland has opened (including acquired branches) a net total of 32 branch offices, and currently maintains 53 branch offices. The Company has acquired six community banks with an aggregate asset total of approximately $1.5 billion, including the acquisition of Pascack Community Bank and its parent, Pascack Bancorp, Inc. (“Pascack Bancorp”), which closed on January 7, 2016. All of the acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company.

Lakeland Bancorp, Lakeland Bank and Harmony Bank signed a merger agreement on February 17, 2016, pursuant to which Harmony Bank will be merged with and into Lakeland Bank, with Lakeland Bank as the surviving bank. The merger agreement provides that shareholders of Harmony Bank will receive 1.25 shares of Lakeland Bancorp common stock for each share of Harmony Bank common stock that they own at the effective time of the merger. Lakeland Bancorp expects to issue an aggregate of approximately 3.0 million shares of its common stock in the merger and will cash out Harmony Bank options that remain outstanding at the effective time of the merger. The closing of the merger is subject to receipt of approvals from regulators, approval of the merger by Harmony Bank’s shareholders and other customary conditions. Harmony Bank, a New Jersey state-chartered commercial bank that focuses on serving consumers and small-to-medium-size businesses, is headquartered in Jackson, New Jersey, with additional branch offices in Lakewood and Toms River, New Jersey. As of December 31, 2015, Harmony Bank had total assets, total loans, total deposits and total stockholders’ equity of $295 million, $241 million, $257 million and $28 million, respectively.

At December 31, 2015, Lakeland Bancorp had total consolidated assets of $3.9 billion, total consolidated deposits of $3.0 billion, total consolidated loans, net of the allowance for loan and lease losses, of $2.9 billion and total consolidated stockholders’ equity of $400.5 million. Following the closing of Lakeland Bancorp’s acquisition of Pascack Bancorp, Inc. and its subsidiary, Pascack Community Bank, on January 7, 2016, Lakeland Bancorp’s total assets approximated $4.3 billion.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Forward-Looking Statements”). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described in Item 1A - Risk Factors of this Annual Report on Form 10-K.

Unless otherwise indicated, all weighted average, actual shares and per share information contained in this Annual Report on Form 10-K have been adjusted retroactively for the effect of stock dividends, including the Company’s 5% stock dividend which was distributed on June 17, 2014.

Commercial Bank Services

Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern and central New Jersey, the Hudson Valley region in New York, and surrounding areas. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, mortgage loans and merchant credit card services. In addition to commercial real estate loans, Lakeland makes commercial and industrial loans. These types of loans can diversify the Company’s exposure in a depressed real estate market. Lakeland’s equipment financing division provides a solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. Lakeland’s asset based loan department provides commercial borrowers with another lending alternative.

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

As a result of the merger with Somerset Hills Bancorp in 2013, Lakeland expanded its mortgage division by acquiring a mortgage company subsidiary, which originates and sells residential mortgage loans, and a 50% interest in a title company.

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

Employees

At December 31, 2015, the Company had 551 full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

The USA PATRIOT Act

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (collectively, the “USA PATRIOT Act”). By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

The United States Treasury Department has issued a number of implementing regulations which address various requirements of the USA PATRIOT Act and are applicable to financial institutions such as Lakeland. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Banking agencies have strictly enforced various anti-money laundering and suspicious activity reporting requirements using formal and informal enforcement tools to cause banks to comply with these provisions.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “SOA”) added new legal requirements for public companies affecting corporate governance, accounting and corporpate reporting, to increase corporate responsibility and to protect investors.

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

The Securities and Exchange Commission (the “SEC”) has enacted various rules to implement various provisions of the SOA with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. Each of the national stock exchanges, including the NASDAQ Stock Market where Lakeland Bancorp’s common stock is listed, have corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adopting of charters for the nominating, corporate governance and audit committees.

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

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a state non-member bank, to assess the bank’s record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the bank. Under the FDIC’s CRA evaluation system, the FDIC focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA also requires all institutions to make public disclosure of their CRA ratings. Lakeland Bank received an “outstanding” CRA rating in its most recent examination.

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

If, in the opinion of the FDIC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from such practice or, as a result of an unrelated practice, require the bank to limit dividends in the future. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, as described herein, the regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in these policy statements and guidelines could limit the amount of dividends which the Company and Lakeland may pay. Banking institutions that fail to maintain the minimum capital ratios, or that maintain the requisite minimum capital ratios but do so at a level below the minimum capital ratios plus the new capital conservation buffer, will face constraints on their ability to pay dividends. See “Capital Requirements” below.

Capital Requirements

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.” The financial holding company of a bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.

In July 2013, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted final rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Basel Rules”). The Basel Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Lakeland Bancorp and Lakeland Bank, compared to prior U.S. risk-based capital rules. The Basel Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-

weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The Basel Rules became effective for us on January 1, 2015 (subject to phase-in periods for certain components).

For bank holding companies and banks like Lakeland Bancorp and Lakeland Bank, January 1, 2015 was the start date for compliance with the revised minimum regulatory capital ratios and for determining risk-weighted assets under what the Basel Rules call a “standardized approach.” As of January 1, 2015, Lakeland Bancorp and Lakeland Bank were required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

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

The Basel Rules also require a “capital conservation buffer.” When fully phased in on January 1, 2019, Lakeland Bancorp and Lakeland Bank will be required to maintain a 2.5% capital conservation buffer, in addition to the minimum capital ratios described above, effectively resulting in the following minimum capital ratios on January 1, 2019:

•	CET1 of 7.0%;

•	Tier 1 Capital Ratio of 8.5%; and

•	Total Capital Ratio of 10.5%.

The purpose of the capital conservation buffer is to ensure that banking organizations conserve capital when it is needed most, allowing them to weather periods of economic stress. Banking institutions with a CET1, Tier 1 Capital Ratio and Total Capital Ratio above the minimum capital ratios but below the minimum capital ratios plus the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level (thus effectively resulting in minimum capital ratios as of January 1, 2016 for CET1, Tier 1 Capital Ratio and Total Capital Ratio of 5.125%, 6.625% and 8.625%, respectively), and increases by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019.

The Basel Rules also adopted a “countercyclical capital buffer,” which is not applicable to Lakeland Bancorp or Lakeland Bank. That buffer is applicable only to “advanced approaches banking organizations,” which generally are those with consolidated total assets of at least $250 billion.

The Basel Rules provide for several deductions from and adjustments to CET1, which are being phased in between January 1, 2015 and January 1, 2018. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities must be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under prior capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, banking organizations such as Lakeland Bancorp and Lakeland Bank may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. Lakeland Bancorp and Lakeland Bank made such an election to continue to exclude these items.

While the Basel Rules generally require the phase-out of non-qualifying capital instruments such as trust preferred securities and cumulative perpetual preferred stock, holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as Lakeland Bancorp, may permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The Basel Rules prescribe a standardized approach for calculating risk-weighted assets that expands the risk-weighting categories from the previous four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Consistent with the Dodd-Frank Act, the Basel Rules adopt alternatives to credit ratings for calculating the risk-weighting for certain assets.

With respect to Lakeland Bank, the Basel Rules revise the “prompt corrective action” regulations under Section 38 of the Federal Deposit Insurance Act by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status (a new standard); (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (increased from 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (increased from the previously required leverage ratio of 3% or 4%). The Basel Rules do not change the total risk-based capital requirement for any “prompt corrective action” category. Effective as of January 1, 2015, the FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Basel Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

As of December 31, 2015, Lakeland Bancorp and Lakeland Bank met all capital requirements under the Basel Rules as then in effect, and the Company believes that as of such date, it would meet all capital requirements under the Basel Rules on a fully phased-in basis, if the full phase-in of such requirements were currently in effect.

Volcker Rule

In December 2013, the Federal Reserve Board, the FDIC and several other governmental regulatory agencies issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2016. These rules generally became effective in July 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The Company does not own any interests in any hedge funds or private equity funds that are designated “Covered Funds” under the Volcker Rule.

Federal Deposit Insurance and Premiums

Lakeland’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. As a result of the Dodd-Frank Act, the basic federal deposit insurance limit was permanently increased to at least $250,000.

In November 2010, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. These new assessment rates began in the second quarter of 2011 and were paid at the end of September 2011. Since the new base is larger than the current base, the FDIC’s rule lowered the total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $2.0 million in total FDIC assessments in both 2015 and 2014.

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

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of approximately $193,000 in 2015 and expects to pay a similar amount in 2016.

The Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to have a broad impact on the financial services industry as a result of significant regulatory and compliance changes, including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Generally, the Dodd-Frank Act became effective the day after it was signed into law, but different effective dates apply to specific sections of the law.

The following is a summary of certain provisions of the Dodd-Frank Act:

•

Minimum Capital Requirements. The Dodd-Frank Act requires new capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. See “Capital Requirements” for a description of new capital requirements adopted by U.S. federal banking regulators in 2013 and the treatment of trust preferred securities under such rules.

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

Together, the Dodd-Frank Act and guidance from the bank regulatory agencies on compensation may impact the Company’s compensation practices.

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

Final rules have been issued which implement the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The QM Rule impacted our mortgage originations when it became effective in January 2014. The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting and eligibility guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent debt-to-income limits. We cannot assure you that existing or future regulations will not have a material adverse impact on our residential mortgage loan business or the housing markets in which we participate.

In addition, provisions in the Dodd-Frank Act which have revised the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future. See “Capital Requirements.”

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to continue to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, remains very unpredictable at this time.

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

The Dodd-Frank Act could materially and adversely affect us by increasing compliance costs, heightening our risk of noncompliance with applicable regulations, and changing the competitive landscape in the banking industry.

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section herein entitled “Business-Supervision and Regulation,” the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Some of the provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the full effects of which are not yet known. Although we cannot predict the full and specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to impose additional administrative and regulatory burdens that will obligate us to continue to incur additional expenses and will continue to adversely affect our margins and profitability. For example, the elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses. Provisions in the legislation mandating modification of the capital requirements applicable to the Company and the Bank, and the resulting adoption by federal regulators in July 2013 of the new capital requirements described under “Business-Supervision and Regulation-Capital Requirements,” could require the Company and the Bank to seek additional sources of capital in the future. Recent or additional regulations may limit or expand our permissible activities, and may affect the competitive balance within our industry and market areas, with the nature and extent of future legislative and regulatory changes affecting financial institutions remaining very unpredictable at this time. More stringent consumer protection regulations could materially and adversely affect our profitability. We also have a heightened risk of noncompliance with all of the additional regulations. Finally, the full impact of some of these new regulations is not known and may affect our ability to compete long-term with larger competitors.

The Company and the Bank are subject to more stringent capital and liquidity requirements.

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

As further described above under “Business-Supervision and Regulation-Capital Requirements,” we were required to meet new capital requirements beginning on January 1, 2015. In addition, beginning in 2016, banks and bank holding companies are required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and increases by 0.625% on each subsequent January 1 until it reaches 2.5% when fully phased in on January 1, 2019. Banking institutions which do not maintain capital in excess of the capital conservation buffer face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.

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

Europe’s debt crisis and volatility in China’s financial markets could have a material adverse effect on our liquidity, financial condition and results of operations.

The possibility that certain European Union (“EU”) member states will default on their debt obligations and concerns about Chinese financial markets have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

A decrease in our ability to borrow funds could adversely affect our liquidity.

Our ability to obtain funding from the Federal Home Loan Bank or through our overnight federal funds lines with other banks could be negatively affected if we experienced a substantial deterioration in our financial condition or if such funding became restricted due to deterioration in the financial markets. While we have a contingency funds management plan to address such a situation if it were to occur (such plan includes deposit promotions, the sale of securities and the curtailment of loan growth, if necessary), a significant decrease in our ability to borrow funds could adversely affect our liquidity.

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

Both increases and decreases in the interest rate environment may reduce our profits. We expect that we will continue to realize income from the difference or “spread” between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities. Our net interest spreads are affected by the differences between the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities. Changes in market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments, cash flows, market value of our securities portfolio, loan and deposit growth, costs and yields on loans and deposits and our overall profitability. Competition for our deposits has increased significantly as a result of the recent low interest rate environment.

Declines in value may adversely impact our investment portfolio.

As of December 31, 2015, the Company had approximately $442.3 million and $116.7 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

In addition, as described under “Business-Supervision and Regulation-Capital Requirements,” beginning in 2016, banks and bank holding companies are required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and increases by 0.625% on each subsequent January 1 until it reaches 2.5% when fully phased in on January 1, 2019. Banking institutions which do not maintain capital in excess of the capital conservation buffer will face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.

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

If we are unable to remediate the material weakness in our internal control over financial reporting that we have reported in this Annual Report, or if other material weaknesses are identified in the future, our results of operations or financial condition could be materially adversely affected.

As disclosed elsewhere in this Annual Report on Form 10-K, during the fourth quarter of 2015, we identified a material weakness in our internal controls over financial reporting over the completeness and accuracy of the information used to determine the qualitative component of the allowance for loan and lease loss estimate. No restatement of prior period financial statements and no change in previously released financial results were required as a result of this finding. Management has taken steps to remediate this weakness by enhancing review controls, including adding an additional independent level of review over the information used to determine the qualitative factors in the allowance for loan and lease loss estimation process. If our remedial measures are insufficient to address this material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our results of operations or financial condition could be materially adversely affected.

The concentration of our commercial real estate loan portfolio may subject us to increased regulatory analysis.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate (CRE) lending. The 2006 interagency guidance did not establish specific CRE lending limits or caps; rather, the guidance set forth supervisory criteria to serve as levels of bank CRE concentration above which certain financial institutions may be identified for further supervisory analysis. According to the guidelines, institutions could be subject to further analysis if (i) their loans for construction, land, and land development (CLD) represent 100% or more of the institution’s total risk-based capital, or (ii) their total non-owner-occupied CRE loans (including CLD loans), as defined, represent 300% or more of the institution’s total risk-based capital, and further, that the institution’s non-owner-occupied CRE loan portfolio has increased by 50% or more during the previous 36 months.

The Bank’s total reported CLD loans represented 36% of total risk-based capital at December 31, 2015. The Bank’s total reported CRE loans to total capital was 386% at December 31, 2015 while the Bank’s CRE portfolio has increased by 54% over the preceding 36 months. Had Pascack been merged into the Company as of December 31, 2015, the combined CRE portfolio would have increased by 45% over the preceding 36 months.

The Bank’s CRE portfolio is segmented and spread among various property types including retail, office, multi-family, mixed use, industrial, hospitality, healthcare, special use and residential and commercial construction. Management regularly reviews and evaluates its CRE portfolio, including concentrations within the various property types based on current market conditions and risk appetite as well as by utilizing stress testing on material exposures and believes its underwriting practices are sound.

There is no assurance that in the future we will not continue to exceed the levels set forth in the guidelines.

Our mortgage banking operations expose us to risks that are different than the risks associated with our retail banking operations.

The Bank’s mortgage banking operations expose us to risks that are different than our retail banking operations. Our mortgage banking operations are dependent upon the level of demand for residential mortgages. During higher and rising interest rate environments, the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues that may not exceed our fixed costs to run the business. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, a bank may be required to charge such shortfall to earnings.

In addition, the “ability to repay” and “Qualified Mortgage” rules promulgated as required by the Dodd-Frank Act, which rules became effective on January 10, 2014, may expose the Company to greater losses, reduced volume and litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the rules were satisfied when originating the loans.

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

Financial institutions continually are required to maintain and upgrade technology in order to provide the most current products and services to their customers, as well as create operational efficiencies. This technology requires personnel resources, as well as significant costs to implement. Failure to successfully implement technological change could adversely affect the Company’s business, results of operations and financial condition.

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

If we do not successfully integrate Pascack Community Bank and any banks that we may acquire in the future, including without limitation Harmony Bank, which we entered into an Agreement and Plan of Merger, dated February 17, 2016, to acquire, the combined company may be adversely affected.

Our acquisition of Pascack Bancorp and Pascack Community Bank closed on January 7, 2016. We are in the process of integrating Pascack Community Bank and, if we make additional acquisitions in the future, including without limitation Harmony Bank, we will need to integrate the acquired entities into our existing business and systems. We may experience difficulties in accomplishing this integration or in effectively managing the combined company after the acquisition of Pascack Community Bank and after any future acquisition. Any actual cost savings or revenue enhancements that we may anticipate from a future acquisition will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond our control, and we cannot assure you that if we make any acquisitions in the future, we will be successful in integrating those businesses into our own.

ITEM 1B - Unresolved Staff Comments.

Not Applicable.

ITEM 2 - Properties.

At December 31, 2015, Lakeland Bank conducted business through 48 branch offices located in Bergen, Essex, Morris, Passaic, Somerset, Sussex, Union and Warren counties in New Jersey. Lakeland Bank also operates five New Jersey regional commercial lending centers in Bernardsville, Montville, Newton, Teaneck and Wyckoff/Waldwick; and two commercial loan production offices serving Middlesex and Monmouth counties in New Jersey and the Hudson Valley region of New York. The Company’s principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438.

The aggregate net book value of premises and equipment was $35.9 million at December 31, 2015. As of December 31, 2015, approximately 27 of the Company’s facilities were owned and approximately 28 were leased for various terms.

On January 7, 2016, the Company closed its acquisition of Pascack Bancorp, Inc., pursuant to which Pascack Bancorp, Inc. merged with and into the Company, and Pascack Community Bank (Pascack Bancorp’s subsidiary bank) merged with and into Lakeland Bank. As a result of the mergers, the Company acquired eight branches. The Company is in the process of closing three branches in overlapping areas, which will result in a net total of 53 branches for Lakeland Bank.

ITEM 3 - Legal Proceedings.

Certain former shareholders of Pascack Bancorp, Inc. brought a purported class action (the “Action”) in the Superior Court of New Jersey, Bergen County, in connection with the merger of Pascack Bancorp with and into the Company, and the merger of Pascack Community Bank with and into Lakeland Bank. The complaint alleged that the Company had aided and abetted the individual defendants (former board members of Pascack Bancorp) in their alleged breaches of fiduciary duty. The parties reached an agreement-in-principle concerning the proposed settlement of the Action on December 1 and December 2, 2015. The mergers were consummated on January 7, 2016. The parties have agreed to a stipulation of settlement which is pending court approval.

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

ITEM 3A - Executive Officers of the Registrant.

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 58	2008	President and CEO, Lakeland Bancorp, Inc. and Lakeland Bank (April 2, 2008 - Present); President and Chief Credit Officer (May 2007 - April 1, 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 - May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division.

Joseph F. Hurley Age 65	1999	Executive Vice President and Chief Financial Officer of the Company (November 1999 - Present).

Robert A. Vandenbergh Age 64	1999	Regional President - Lakeland Bank (May 31, 2013 - Present) and Senior Executive Vice President and Chief Operating Officer of the Company (October 2008 - Present); Senior Executive Vice President and Chief Operating Officer of Lakeland Bank (October 2008 - January 29, 2013); President of Lakeland Bank (January 29, 2013 - May 31, 2013); Senior Executive Vice President and Chief Lending Officer of the Company (December 2006 - October 2008).

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience

Stewart E. McClure, Jr. Age 65	2013	Regional President - Lakeland Bank and Senior Executive Vice President of the Company (May 31, 2013 - Present); President, Chief Executive Officer and Chief Operating Officer, and a director, of Somerset Hills Bancorp and Somerset Hills Bank (prior years to May 31, 2013).
Jeffrey J. Buonforte Age 64	1999	Executive Vice President and Senior Government Banking/Business Services Officer of the Company (June 2009 - Present).

David S. Yanagisawa Age 64	2008	Executive Vice President and Chief Lending Officer of the Company (November 2008 - Present); Senior Vice President, TD Banknorth, N.A. (February 2006 - November 2008).

James R. Noonan Age 64	2003	Executive Vice President and Chief Credit Officer of the Company (December 2003 - Present).

Ronald E. Schwarz Age 61	2009	Senior Executive Vice President and Chief Revenue Officer of the Company (January 2016 - Present); Executive Vice President and Chief Retail Officer of the Company (June 2009 - December 2015); Executive Vice President and Market Executive of Sovereign Bank (June 2006 - June 2009).

Timothy J. Matteson, Esq. Age 46	2008	Executive Vice President, General Counsel and Corporate Secretary of the Company (March 2012 to Present); Senior Vice President and General Counsel of the Company (September 2008 - March 2012); Assistant General Counsel, Israel Discount Bank (November 2007- September 2008); Senior Attorney and Senior Vice President, TD Banknorth, N.A. (February 2006 - May 2007); General Counsel and Senior Vice President, Hudson United Bancorp and Hudson United Bank (January 2005 - February 2006).

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 -	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2015, there were 2,948 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by NASDAQ and dividends declared for the periods presented. All information is adjusted for the Company’s 5% stock dividends distributed on June 17, 2014.

	High	Low	Dividends Declared
Year ended December 31, 2015
First Quarter	$11.66	$10.66	$0.075
Second Quarter	12.23	11.25	0.085
Third Quarter	12.37	10.53	0.085
Fourth Quarter	12.25	10.74	0.085

	High	Low	Dividends Declared
Year ended December 31, 2014
First Quarter	$11.53	$9.87	$0.071
Second Quarter	11.21	9.61	0.071
Third Quarter	11.11	9.76	0.075
Fourth Quarter	12.26	9.78	0.075

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $281.5 million was available for the payment of dividends from Lakeland Bank to the Company as of December 31, 2015.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1 - Business - Supervision and Regulation - Dividend Restrictions” and “Capital Requirements.”

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks Regional Northeast Banks Index, which consists of 95 Regional Northeast Banks.

Company/Market/Peer Group	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Lakeland Bancorp, Inc.	100.00	84.33	107.31	134.06	137.14	142.49
NASDAQ Market Index	100.00	99.17	116.48	163.21	187.27	200.31
Regional Northeast Banks	100.00	94.33	110.26	140.38	150.86	159.06

Item 6 - Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements included in items 7 and 8 of this report. The selective financial data set forth below has been derived from the Company’s audited consolidated financial statements.

	2015	2014	2013	2012	2011
Years Ended December 31	(in thousands except per share data)
Interest income	$127,514	$122,503	$114,199	$110,959	$117,524
Interest expense	10,874	8,937	9,657	15,446	20,111

Net interest income	116,640	113,566	104,542	95,513	97,413
Provision for loan and lease losses	1,942	5,865	9,343	14,907	18,816
Noninterest income excluding gains on investment securities and gain on debt extinguishment	19,090	17,720	18,925	17,856	16,888
Gains on sales of investment securities	241	2	839	1,049	1,229
Gain on early debt extinguishment	1,830	—	1,197	—	—
Merger related expenses	1,152	—	2,834	—	—
Long-term debt prepayment fee	2,407	—	1,209	782	800
Noninterest expenses	83,652	79,135	74,698	66,891	67,351

Income before income taxes	48,648	46,288	37,419	31,838	28,563
Income tax provision	16,167	15,159	12,450	10,096	8,712

Net income	32,481	31,129	24,969	21,742	19,851
Dividends on preferred stock and accretion	—	—	—	620	2,167

Net income available to common shareholders	$32,481	$31,129	$24,969	$21,122	$17,684

Per-Share Data(1)
Weighted average shares outstanding:
Basic	37,844	37,749	34,742	29,000	27,901
Diluted	37,993	37,869	34,902	29,077	28,015
Earnings per share:
Basic	$0.85	$0.82	$0.71	$0.72	$0.63
Diluted	$0.85	$0.82	$0.71	$0.72	$0.63
Cash dividend per common share	$0.33	$0.29	$0.27	$0.24	$0.22
Book value per common share	$10.57	$10.01	$9.28	$9.00	$8.56
Tangible book value per common share(2)	$7.62	$7.06	$6.31	$6.21	$5.47

At December 31
Investment securities available for sale and other(5)	$456,436	$467,295	$439,044	$399,092	$471,944
Investment securities held to maturity	116,740	107,976	101,744	96,925	71,700
Loans and leases, net of deferred costs	2,965,200	2,653,826	2,469,016	2,146,843	2,041,575
Goodwill and other identifiable intangible assets	111,519	111,934	112,398	87,111	87,111
Total assets	3,869,550	3,538,325	3,317,791	2,918,703	2,825,950
Total deposits	2,995,572	2,790,819	2,709,205	2,370,997	2,249,653
Total core deposits(3)	2,652,251	2,510,857	2,413,119	2,067,205	1,890,101
Term borrowings	303,143	243,736	160,238	136,548	232,322
Total stockholders’ equity	400,516	379,438	351,424	280,867	259,783

Performance ratios
Return on Average Assets	0.89%	0.92%	0.80%	0.77%	0.71%
Return on Average Tangible Common Equity(2)	11.58%	12.21%	11.42%	12.85%	13.65%
Return on Average Equity	8.28%	8.48%	7.78%	8.42%	7.79%
Efficiency ratio(4)	60.18%	59.35%	59.74%	58.33%	56.87%
Net Interest Margin (tax equivalent basis)	3.47%	3.64%	3.69%	3.70%	3.85%
Loans to Deposits	98.99%	95.09%	91.13%	90.55%	90.75%

Capital ratios
Common Equity to Asset ratio	10.35%	10.72%	10.59%	9.62%	8.54%
Tangible common equity to tangible assets(2)	7.69%	7.81%	7.46%	6.84%	5.63%
Tier 1 leverage ratio(6)	8.70%	9.08%	8.90%	8.62%	8.33%
Tier 1 risk-based capital ratio(6)	10.53%	11.76%	11.73%	11.52%	11.23%
Total risk-based capital ratio(6)	11.61%	12.98%	12.98%	12.77%	13.39%
CETI Ratio(6)	9.54%	NA	NA	NA	NA

(1)	Restated for 5% stock dividends in 2014, 2012 and 2011.
(2)	A non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of such measures to data calculated in accordance with generally accepted accounting principles.
(3)	Core deposits represent all deposits with the exception of time deposits.
(4)	Ratio represents non-interest expense, excluding other real estate expense, other repossessed asset expense, long-term debt prepayment fee, merger related expenses, provision for unfunded lending commitments and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities and gain on debt extinguishment. Total revenue represents net interest income (calculated on a tax equivalent basis) plus non-interest income.
(5)	Includes investment in Federal Home Loan Bank and other membership stock, at cost.
(6)	Beginning March 31, 2015, these ratios were calculated according to the Basel III capital rules that took effect on January 1, 2015.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents a review of Lakeland Bancorp, Inc.’s consolidated results of operations and financial condition. You should read this section in conjunction with the selected consolidated financial data that is presented on the preceding page as well as the accompanying consolidated financial statements and notes to financial statements. As used in the following discussion, the term “Company” refers to Lakeland Bancorp, Inc. and “Lakeland” refers to the Company’s wholly owned banking subsidiary - Lakeland Bank.

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

In addition to the risk factors disclosed in Item 1A in this Annual Report on Form 10-K, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, customers’ acceptance of Lakeland’s products and services, competition, the failure to realize anticipated efficiencies and synergies from the merger of Pascack Bancorp into the Company, and Pascack Community Bank into Lakeland Bank, and failure to obtain Harmony Bank shareholder or regulatory approval for the merger of Harmony Bank into Lakeland and failure to realize anticipated efficiencies and synergies if the merger of Harmony Bank into Lakeland is consummated.

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

Strategy

The Company, through its wholly owned subsidiary, Lakeland Bank, currently operates 53 banking offices located in Northern and Central New Jersey. Lakeland offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and other non-traditional banking services.

Lakeland’s growth has come from a combination of organic growth and acquisitions. Since 1998 when Lakeland completed its first acquisition, and through 2015, Lakeland has opened 27 new branch offices (including acquired branches). In 2015, the Company opened two new Loan Production Offices (“LPOs”) that allowed Lakeland to expand geographically in New Jersey and to enter New York State for the first time. In addition to organic growth, through December 31, 2015, the Company has acquired five community banks with an aggregate asset total of approximately $1.1 billion at the date of acquisition, including the acquisition of the Somerset Hills Bank and its parent, Somerset Hills Bancorp, which closed on May 31, 2013. Additionally, on January 7, 2016, the Company completed its acquisition of Pascack Community Bank and its parent company Pascack Bancorp, with eight branches and an asset total of approximately $390.0 million. Three of the eight Pascack Community Bank Branches will be merged with Lakeland branches, resulting in 53 branches at Lakeland. All acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company. On February 18, 2016, the Company announced that it entered into a Definitive Agreement and Plan of Merger to acquire Harmony Bank. Harmony Bank will be merged into Lakeland Bank with Lakeland Bank as the surviving bank. The Company’s strategy is to continue growth both organically and through acquisition should opportunities allow. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets.

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

The Company continues to control its expenses by continually reviewing its ongoing noninterest expense including evaluating its salary expense, its ongoing service contract expense, marketing expenses and other expenses. The Company also decreases its expenses by evaluating its infrastructure, which includes the consolidating and closing of branches in markets where it may have more branches than necessary. The Company closed one branch in 2014, three branches in 2015 and anticipates that trend to continue in 2016.

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

Allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also analyzes historical losses by loan and lease category, and considers the resulting loss rates when determining the reserves on current loan and lease total amounts. Additionally, management assesses the loss emergence period for each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of our past loss experience by loan segment. Loss estimates for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

A loan that management designates as impaired is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan, and the loan is not in the process of collection. Charge-offs are recommended by the Chief Credit Officer and approved by the Board.

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

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2015 will be realized.

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

The Company performed a qualitative analysis to determine whether “the weight of evidence, the significance of all identified events and circumstances” indicated a greater than 50% likelihood existed that the carrying value of the reporting unit exceeded its fair value and if a Step One test would be required. The Company identified nine qualitative assessments that are relative to the banking industry and to the Company. These factors included macroeconomic factors, banking industry conditions, banking merger and acquisition trends, Lakeland’s historical performance, the Company’s stock price, the expected performance of Lakeland, the change of control premium of the Company versus its peers and other miscellaneous factors. After reviewing and weighting these factors, the Company, as well as a third party adviser, determined as of November 30, 2015 that there was a less than 50% probability that the fair value of the Company was less than its carrying amount. Therefore, no Step One test was required.

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

Financial Overview

The year ended December 31, 2015 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•

Net income for the year ended December 31, 2015 was $32.5 million, or $0.85 per diluted share, a 4% increase compared to $31.1 million, or $0.82 per diluted share, for 2014. Excluding the impact of $1.6 million in net non-routine transactions, described below, net income for the year ended December 31, 2015 was $33.8 million, an 8% increase compared to 2014, or $0.88 per diluted share.

•

The $1.6 million in net non-routine transactions in 2015 included $1.2 million of expenses related to the Pascack Bancorp, Inc. (“Pascack Bancorp”) merger, $2.4 million of prepayment fees from the repayment of $20.0 million of 4.44% long-term debt, $1.8 million of realized gain from the redemption of $10.0 million of trust preferred debt, and $173,000 in related net realized gains on the sale of securities. Merger expenses primarily include the cost of legal, accounting, and investment banking services as well as technology costs.

•

Total loans increased $312.3 million, or 12%, from December 31, 2014 to December 31, 2015. Commercial real estate loans increased $231.8 million, or 15%, from December 31, 2014 to December 31, 2015. Commercial, industrial and other loans increased $68.8 million or 29% in the same time period.

•

Total deposits were $3.00 billion at December 31, 2015, an increase of $204.8 million, or 7%, from December 31, 2014. Noninterest-bearing demand deposits, which totaled $693.7 million at year-end 2015, increased by $47.7 million, or 7%, from December 31, 2014. Noninterest-bearing demand deposits represented 23% of total deposits at year-end 2015.

•	The Company’s net interest margin at 3.47% for 2015 was 17 basis points lower than 2014.

•

The provision for loan and lease losses totaled $1.9 million in 2015, which was 67% lower than the $5.9 million reported for 2014. Net charge-offs at $1.8 million (0.06% of average loans) for 2015 were 65% lower than the $5.0 million (0.19% of average loans) for 2014.

•	During the fourth quarter of 2015, Pascack Bancorp shareholders approved the merger of Pascack Bancorp with and into the Company. This merger, along with the merger of Pascack Community Bank with and into Lakeland Bank, was consummated on January 7, 2016, adding approximately $390.0 million in total assets to the Company. The Company also acquired eight branches in the merger. The Company intends to close a total of three branches in overlapping areas, which will result in a net total of 53 branches for Lakeland Bank. On February 18, the Company announced that it entered into a Definitive Agreement and Plan of Merger to acquire Harmony Bank. Harmony Bank will be merged into Lakeland Bank with Lakeland Bank as the surviving bank. For more information on the Pascack and Harmony acquisitions, please see Note 2 – Acquisitions.

Net Income

Net income for 2015 was $32.5 million or $0.85 per diluted share compared to net income of $31.1 million or $0.82 per diluted share in 2014. Net interest income at $116.6 million for 2015 increased $3.1 million compared to 2014 due to a $5.0 million increase in interest income partially offset by a $1.9 million increase in interest expense. The increase in net interest income reflects an increase in interest earning assets resulting from organic growth.

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

Net interest income for 2015 on a tax-equivalent basis was $117.5 million, representing an increase of $3.0 million, or 3%, from the $114.5 million earned in 2014. The increase in net interest income primarily resulted from growth in average interest-earning assets of $242.8 million. The net interest margin decreased from 3.64% in 2014 to 3.47% in 2015 primarily as a result of a 13 basis point decline in the yield on interest earning assets coupled with a five basis point increase in the cost of interest bearing liabilities. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by non-interest bearing liabilities) resulting from an increase in average non-interest bearing deposits of $42.9 million. The components of net interest income will be discussed in greater detail below.

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

INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

(tax equivalent basis, in thousands)

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
Interest Income
Loans and leases	$8,309	$(3,601)	$4,708	$10,473	$(4,215)	$6,258
Taxable investment securities and other	847	(324)	523	938	1,117	2,055
Tax-exempt investment securities	(159)	(167)	(326)	(4)	24	20
Federal funds sold	(1)	(8)	(9)	(14)	(8)	(22)

Total interest income	8,996	(4,100)	4,896	11,393	(3,082)	8,311

Interest Expense
Savings deposits	8	2	10	9	(30)	(21)
Interest-bearing transaction accounts	135	151	286	369	(750)	(381)
Time deposits	109	286	395	(164)	(459)	(623)
Borrowings	1,352	(106)	1,246	694	(389)	305

Total interest expense	1,604	333	1,937	908	(1,628)	(720)

NET INTEREST INCOME
(TAX EQUIVALENT BASIS)	$7,392	$(4,433)	$2,959	$10,485	$(1,454)	$9,031

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

CONSOLIDATED STATISTICS ON A TAX EQUIVALENT BASIS

	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid	Average Balance	Interest Income/ Expense	Average rates earned/ paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$2,773,601	$115,295	4.16%	$2,568,056	$110,587	4.31%	$2,317,158	$104,329	4.50%
Taxable investment securities and other	512,145	10,563	2.06%	470,144	10,040	2.14%	423,249	7,985	1.89%
Tax-exempt securities	69,307	2,451	3.54%	73,662	2,777	3.77%	73,768	2,757	3.74%
Federal funds sold (B)	35,059	62	0.18%	35,404	71	0.20%	41,870	93	0.22%

Total interest-earning assets	3,390,112	128,371	3.79%	3,147,266	123,475	3.92%	2,856,045	115,164	4.03%

Noninterest earning assets:
Allowance for loan and lease losses	(31,062)			(30,146)			(30,053)
Other assets	289,786			283,341			276,868

TOTAL ASSETS	$3,648,836			$3,400,461			$3,102,860

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$399,431	$212	0.05%	$384,715	$202	0.05%	$370,980	$223	0.06%
Interest-bearing transaction accounts	1,511,954	3,652	0.24%	1,454,967	3,366	0.23%	1,341,691	3,747	0.28%
Time deposits	303,682	1,891	0.62%	283,905	1,496	0.53%	309,384	2,119	0.68%
Borrowings	328,936	5,119	1.56%	241,820	3,873	1.60%	169,048	3,568	2.11%

Total interest-bearing liabilities	2,544,003	10,874	0.43%	2,365,407	8,937	0.38%	2,191,103	9,657	0.44%

Noninterest-bearing liabilities:
Demand deposits	695,630			652,685			576,421
Other liabilities	16,982			15,159			14,513
Stockholders’ equity	392,221			367,210			320,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,648,836			$3,400,461			$3,102,860

Net interest income/spread		117,497	3.36%		114,538	3.54%		105,507	3.59%
Tax equivalent basis adjustment		857			972			965

NET INTEREST INCOME		$116,640			$113,566			$104,542

Net interest margin (C)			3.47%			3.64%			3.69%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income on a tax equivalent basis divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $123.5 million in 2014 to $128.4 million in 2015, an increase of $4.9 million, or 4%. The increase in interest income was primarily due to a $205.5 million increase in average loans and leases partially offset by a decrease in the yield on interest earning assets. The yield on average loans and leases at 4.16% in 2015 was 15 basis points lower than 2014, resulting primarily from strong growth in loans and leases originated or refinanced at lower rates. The yield on average taxable and tax exempt investment securities decreased by eight and 23 basis points, respectively, compared to 2014. The decrease in yield on tax exempt investment securities was primarily due to maturing securities at higher rates and new purchases at lower rates.

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

Total interest expense increased from $8.9 million in 2014 to $10.9 million in 2015, an increase of $1.9 million, or 22%. The cost of average interest-bearing liabilities increased from 0.38% in 2014 to 0.43% in 2015. The increase in the cost of funds was primarily due to increases in average time deposits and borrowings. Borrowings as a percent of interest-bearing liabilities increased from 10% in 2014, to 13% in 2015 as average borrowings increased $87.1 million in that time period to help fund loan growth. Borrowings at a rate of 1.56% have a higher cost than interest bearing deposits which had an average cost of 0.26% 2015. Additionally, higher cost average time deposits totaling $303.7 million increased $19.8 million compared to 2014. Because loan growth exceeded growth in core deposits in 2015, the Company bid for higher cost time deposits and used term borrowings from the Federal Home Loan Bank of New York to fund loan growth.

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

Net Interest Margin

Net interest margin is calculated by dividing net interest income on a fully taxable equivalent basis by average interest-earning assets. The Company’s net interest margin was 3.47%, 3.64% and 3.69% for 2015, 2014 and 2013, respectively. The decreases in net interest margin was primarily a result of the decrease in yield on interest-earning assets.

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

The provision for loan and lease losses decreased from $5.9 million in 2014 to $1.9 million in 2015. The lower provision during 2015 was primarily a result of reduced net charge-offs at $1.8 million (0.06% of average loans), which were 65% lower than the $5.0 million (0.19% of average loans) for 2014.

The provision for loan and lease losses decreased from $9.3 million in 2013 to $5.9 million in 2014. The lower provision during 2014 was primarily a result of reduced net charge-offs at $5.0 million (0.19% of average loans), which were 41% lower than the $8.5 million (0.36% of average loans) for 2013.

Noninterest Income

Noninterest income at $21.2 million in 2015 increased by $3.4 million, or 19%, compared to 2014. Included in noninterest income during 2015 was a $1.8 million pre-tax gain on redemption and extinguishment of $10.0 million of Lakeland Bancorp Capital Trust IV debentures and $241,000 in gain on sales and calls of investment securities. Excluding these two items, noninterest income would have been $19.1 million, a $1.4 million increase compared to 2014. Gains on sales of loans at $1.7 million in 2015 was $1.1 million higher than 2014 due to increased origination and sale of residential mortgages. Income on bank owned life insurance at $ 2.0 million in 2015 was $564,000 greater than 2014 due primarily to death benefits received. Service charges on deposit accounts at $10.0 million decreased $499,000, or 5%, primarily due to a decline in overdraft fees. Other income totaling $800,000 in 2015 was $263,000 higher than 2014. Within other income, the Company recorded $396,000 in swap income compared to no swap income in 2014. The increase in swap income was partially offset by loss on disposal of assets relating to branch closures in 2015. Noninterest income represented 15% of total revenue in 2015. (Total revenue is defined as net interest income plus noninterest income).

Noninterest income decreased $3.2 million, or 15%, to $17.7 million in 2014 compared to 2013. In 2013 the Company recorded a $1.2 million pre-tax gain on the purchase and early extinguishment of $9.0 million of Lakeland Bancorp Capital Trust I debentures. Additionally, gain on sales of investment securities was $839,000 in 2013 compared to $2,000 in 2014. Other income at $537,000 in 2014 was $796,000 lower than 2013. Within other income in 2014, the Company recorded no swap income and $129,000 in gains on sales of other real estate owned compared to $181,000 and $749,000, respectively, in 2013. Noninterest income represented 13% of total revenue in 2014.

Noninterest Expense

Noninterest expense totaling $87.2 million increased $8.1 million in 2015 compared to 2014. Included in noninterest expense during 2015 was $2.4 million in long term debt prepayment fees and $1.2 million in merger related expenses. Excluding these two items, total noninterest expense would have been $83.7 million, a $4.5 million increase compared to 2014. Salary and employee benefits at $48.6 million increased by $3.5 million, or 8%, primarily due to the two new LPOs, as well as year-over-year incremental salary increases, pension expenses, increasing benefit costs and benefit increases. Furniture and equipment increased $325,000 compared to 2014 due primarily to an increase in service contract and software licencing costs. Stationary, supplies and postage increased $126,000 compared to 2014 primarily due to special mailings and expenses related to the opening of the new loan production offices. Marketing expense at $1.6 million in 2015 decreased $439,000 compared to 2014 primarily due to website redesign and TV commercial creation expenses during 2014 that the Company did not have in 2015. Data processing expense at $1.5 million increased $279,000 compared to 2014 due primarily to increases related to the Company’s mobile offerings. In 2015, other real estate owned and other repossessed asset expense at $181,000 decreased $53,000 compared to last year as a result of fewer transfers of loans into other real estate. Other expenses at $8.9 million increased $669,000 compared to 2014, due primarily to a $929,000 increase in the provision for unfunded lending commitments resulting from an increase in unfunded commercial commitments. The increase in provision for unfunded lending commitments was partially offset by a decline in professional fees.

Noninterest expense totaling $79.1 million increased $394,000 from 2013 to 2014. There were no long term debt prepayment fees or merger related expenses in 2014 compared to $1.2 million and $2.8 million, respectively, in 2013. Excluding these nonrecurring expenses, noninterest expense increased $4.4 million. Salary and employee benefits at $45.2 million increased by $3.3 million, or 8%, primarily due to increased staffing resulting from the Somerset Hills merger. Also included in compensation expense in 2014 was the accrual of $293,000 in costs associated with the termination of a pension plan. Net occupancy expense at $8.9 million in 2014 increased $791,000 from 2013, due primarily to expenses relating to the six new branch locations acquired in the Somerset Hills acquisition and increased snow removal expenses during the first quarter of 2014. Furniture and equipment expense at $6.6 million increased $424,000 due primarily to the new branches previously mentioned and increased service contract expenses. Data processing expense at $1.2 million in 2014 decreased $221,000 compared to 2013, while ATM and debit card expense at $1.4 million increased $72,000 or 5%. Other real estate owned and other repossessed assets expense at $234,000 increased $210,000 compared to 2013. Other expenses at $8.3 million decreased $179,000 compared to 2013, due primarily to decreases in consulting expense, professional fees, legal fees and loan related expenses.

The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding other real estate and other repossessed asset expense, long-term debt repayment fees, merger related expenses, provision for unfunded lending commitments and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on securities and gain on debt extinguishment). In 2015, the Company’s efficiency ratio on a tax equivalent basis was 60.18% compared to 59.35% in 2014. The efficiency ratio was 59.74% in 2013.

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Calculation of efficiency ratio (a non-GAAP measure)
Total non-interest expense	$87,211	$79,135	$78,741	$67,673	$68,151
Less:
Amortization of core deposit intangibles	(415)	(464)	(288)	—	(577)
Other real estate owned and other repossessed asset expense	(181)	(234)	(24)	(99)	(780)
Merger related expenses	(1,152)	—	(2,834)	—	—
Long-term debt prepayment fee	(2,407)	—	(1,209)	(782)	(800)
Provision for unfunded lending commitments	(864)	65	(55)	(93)	(375)

Non-interest expense, as adjusted	$82,192	$78,502	$74,331	$66,699	$65,619

Net interest income	$116,640	$113,566	$104,542	$95,513	$97,413
Noninterest income	21,161	17,722	20,961	18,905	18,117

Total revenue	137,801	131,288	125,503	114,418	115,530
Plus: Tax-equivalent adjustment on municipal securities	857	972	965	981	1,080
Less: Gains on sales of investment securities and debt extinguishment	(2,071)	(2)	(2,036)	(1,049)	(1,229)

Total revenue, as adjusted	$136,587	$132,258	$124,432	$114,350	$115,381

Efficiency ratio (Non-GAAP)	60.18%	59.35%	59.74%	58.33%	56.87%

Income Taxes

The Company’s effective income tax rate was 33.2%, 32.7% and 33.3%, in the years ended December 31, 2015, 2014 and 2013, respectively. The effective tax rate increase in 2015 from 2014 was primarily a result of a decrease in tax advantaged items as a percentage of pre-tax income, as well as non-tax deductible merger related expenses included in pre-tax income in 2015. The effective tax rate decrease in 2014 from 2013 was primarily a result of non-tax deductible merger related expenses included in pre-tax income in 2013, which resulted in a higher effective tax rate in 2013. Tax advantaged items include interest income on tax-exempt securities and income on bank owned life insurance.

Financial Condition

Total assets increased from $3.54 billion on December 31, 2014 to $3.87 billion on December 31, 2015, an increase of $331.2 million, or 9%. Total loans were $2.97 billion, an increase of $312.3 million, or 12%, from $2.66 billion at December 31, 2014. Total deposits were $3.00 billion, an increase of $204.8 million from December 31, 2014. Total assets at year-end 2014 increased $220.5 million, or 7%, from year-end 2013.

Loans and Leases

Lakeland primarily serves Northern and Central New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast. All of its borrowers are U.S. residents or entities.

Gross loans and leases at $2.97 billion increased by $312.3 million, or 12%, from December 31, 2014 primarily in the commercial loans secured by real estate category. Commercial loans secured by real estate increased $231.8 million, or 15%, from December 31, 2014 to December 31, 2015. Commercial, industrial and other loans and real estate construction loans increased $68.8 million, or 29%, and $54.1 million, or 84%, respectively. Residential mortgages decreased by $41.5 million in 2015 primarily resulting from a decision to sell most of the residential loans that the Company originates. Gross loans and leases at $2.66 billion as of December 31, 2014 increased $185.3 million, or 8%, compared to December 31, 2013 primarily in the commercial loans secured by real estate category.

The following table sets forth the classification of Lakeland’s gross loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Commercial, secured by real estate	$1,761,589	$1,529,761	$1,389,861	$1,125,137	$1,012,982
Commercial, industrial and other	307,044	238,252	213,808	216,129	209,915
Leases	56,660	54,749	41,332	26,781	28,879
Real estate—residential mortgage	389,692	431,190	432,831	423,262	406,222
Real estate—construction	118,070	64,020	53,119	46,272	79,138
Home equity and consumer	334,891	337,642	339,338	309,626	304,190

	2,967,946	2,655,614	2,470,289	2,147,207	2,041,326
Plus deferred (fees) costs	(2,746)	(1,788)	(1,273)	(364)	249

Loans and leases net of deferred (fees) costs	$2,965,200	$2,653,826	$2,469,016	$2,146,843	$2,041,575

At December 31, 2015, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth maturities and sensitivity to changes in interest rates in commercial loans in Lakeland’s loan portfolio at December 31, 2015:

	Within one year	After one but within five years	After five years	Total
	(in thousands)
Commercial, secured by real estate	$77,871	$303,606	$1,380,112	$1,761,589
Commercial, industrial and other	136,674	97,048	73,322	307,044
Real estate—construction	51,975	26,222	39,873	118,070

Total	$266,520	$426,876	$1,493,307	$2,186,703

Predetermined rates	$50,776	$257,158	$280,741	$588,675
Floating or adjustable rates	215,744	169,718	1,212,566	1,598,028

Total	$266,520	$426,876	$1,493,307	$2,186,703

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

The following schedule sets forth certain information regarding Lakeland’s non-accrual (including troubled debt restructurings that are on non-accrual) and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	At December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Commercial, secured by real estate	$10,446	$7,424	$7,697	$10,511	$16,578
Commercial, industrial, and other	103	308	88	1,476	4,608
Leases, including leases held for sale	316	88	—	32	575
Real estate—residential mortgage	8,664	9,246	6,141	8,733	11,610
Real estate-construction	—	188	831	4,031	12,393
Home equity and consumer	3,167	3,415	2,175	3,197	3,252

Total non-accrual loans and leases	22,696	20,669	16,932	27,980	49,016
Other real estate and other repossessed assets	983	1,026	520	529	1,182

TOTAL NON-PERFORMING ASSETS	$23,679	$21,695	$17,452	$28,509	$50,198

Non-performing assets as a percent of total assets	0.61%	0.61%	0.53%	0.98%	1.78%

Loans and leases past due 90 days or more and still accruing	$331	$66	$1,997	$1,437	$1,367

Troubled debt restructurings, still accruing	$10,108	$10,579	$10,289	$7,336	$8,856

Non-accrual loans and leases increased to $22.7 million on December 31, 2015 from $20.7 million at December 31, 2014. The increase in non-accrual loans was primarily in commercial loans secured by real estate which increased $2.8 million or 38%.

Non-accruals include 4 loan relationships between $500,000 and $1.0 million totaling $2.8 million, and 3 loan relationships exceeding $1.0 million totaling $5.7 million. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $2.5 million and $1.3 million in troubled debt restructurings for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, Lakeland had $10.1 million in loans that were restructured and still accruing. Restructured loans are those loans where Lakeland has granted concessions to the borrower in payment terms, in rate and/or in maturity as a result of the financial condition of the borrower.

For 2015, the gross interest income that would have been recorded, had the loans and leases classified at year-end as impaired been performing in conformance with their original terms, is approximately $1.6 million. The amount of interest income actually recorded on those loans and leases for 2015 was $769,000. The resultant loss of $792,000 for 2015 compares with prior year losses of $1.1 million for 2014 and $1.3 million for 2013.

As of December 31, 2015, Lakeland had impaired loans and leases totaling $26.0 million (consisting primarily of non-accrual and restructured loans and leases), compared to $25.7 million at December 31, 2014. The valuation allowance of these loans and leases is based primarily on the fair value of the underlying collateral. Based upon such evaluation, $608,000 has been allocated to the allowance for loan and lease losses for impairment at December 31, 2015 compared to $1.9 million at December 31, 2014. At December 31, 2015, Lakeland also had $46.6 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $46.3 million at December 31, 2014.

There were no additional loans or leases at December 31, 2015, other than those designated non-performing, impaired or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2015, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance of the allowance at the beginning of the year	$30,684	$29,821	$28,931	$28,416	$27,331

Loans and leases charged off:
Commercial, secured by real estate	1,821	2,282	2,026	7,287	5,352
Commercial, industrial and other	205	999	1,324	949	5,249
Leases	548	597	206	999	2,858
Real estate—residential mortgage	375	827	1,257	1,822	1,772
Real estate-construction	20	25	3,854	2,888	3,636
Home equity and consumer	1,511	2,697	1,624	2,074	3,010

Total loans and leases charged off	4,480	7,427	10,291	16,019	21,877

Recoveries:
Commercial, secured by real estate	2,221	999	1,061	280	2,084
Commercial, industrial and other	183	1,039	260	428	439
Leases	26	19	121	504	1,206
Real estate—residential mortgage	63	42	99	66	32
Real estate-construction	106	106	14	43	67
Home equity and consumer	129	220	283	306	318

Total Recoveries	2,728	2,425	1,838	1,627	4,146

Net charge-offs:	1,752	5,002	8,453	14,392	17,731
Provision for loan and lease losses charged to operations	1,942	5,865	9,343	14,907	18,816

Ending balance	$30,874	$30,684	$29,821	$28,931	$28,416

Ratio of net charge-offs to average loans and leases outstanding:	0.06%	0.19%	0.36%	0.69%	0.89%
Ratio of allowance at end of year as a percentage of year-end total loans and leases	1.04%	1.16%	1.21%	1.35%	1.39%

The ratio of the allowance for loan and lease losses to loans and leases outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio as discussed above in “Critical Accounting Policies, Judgments and Estimates – Allowance for Loan and Lease Losses.”

In 2015, the Company refined and enhanced its assessment of the adequacy of the allowance for loan and lease losses by extending the lookback period on its commercial loan portfolios from three years to five years and by extending the lookback period for all other portfolios from two to three years in order to capture more of the economic cycle. It also enhanced its qualitative factor framework to include a factor that captures the risk related to appraised real estate values, and how those values could change in relation to a change in capitalization rates. This enhancement is meant to increase the level of precision in the allowance for loan and lease losses. As a result, the Company will no longer have an “unallocated” segment in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.

While the overall balance of the allowance for loan and lease losses at $30.9 million at December 31, 2015 only increased $190,000, or 1%, from December 31, 2014, the distribution of the allowance changed between segments of the loan portfolio reflecting changes in the non-performing loan and charge-off statistics within each portfolio. Also reflected in the changes within categories are the enhancements in the analysis of the allowance for loan and lease losses discussed above. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.

Non-performing loans and leases increased from $20.7 million on December 31, 2014 to $22.7 million on December 31, 2015 and the allowance for loan and lease losses was 1.04% of total loans and leases on December 31, 2015 compared to 1.16% of total loans and leases on December 31, 2014. The decline in the allowance for loan and lease losses as a percent of total loans results primarily from a $3.3 million decline in net charge-offs in 2015 compared to 2014. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans are well secured and that the reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2015.

The following table shows how the allowance for loan and lease losses is allocated among the various types of loans and leases that Lakeland has outstanding. This allocation is based on management’s specific review of the credit risk of the outstanding loans and leases in each category as well as historical trends.

	At December 31,
	2015		2014		2013		2012		2011
		% of Loans in Each Category		% of Loans in Each Category		% of Loans in Each Category		% of Loans in Each Category		% of Loans in Each Category
	Allowance		Allowance		Allowance		Allowance		Allowance
	(dollars in thousands)
Commercial, secured by real estate	$20,223	59.4%	$13,577	57.6%	$14,463	56.2%	$16,258	52.4%	$16,618	49.6%
Commercial, industrial and other	2,637	10.3%	3,196	9.0%	5,331	8.7%	5,103	10.1%	3,477	10.3%
Leases	460	1.9%	582	2.1%	504	1.7%	578	1.2%	688	1.4%
Real estate—residential mortgage	2,588	13.1%	4,020	16.2%	3,214	17.5%	3,568	19.7%	3,077	19.9%
Real estate—construction	1,591	4.0%	553	2.4%	542	2.2%	587	2.2%	1,424	3.9%
Home equity and consumer	3,375	11.3%	6,333	12.7%	2,737	13.7%	2,837	14.4%	3,132	14.9%
Unallocated	—		2,423		3,030		—		—

	$30,874	100.0%	$30,684	100.0%	$29,821	100.0%	$28,931	100.0%	$28,416	100.0%

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

	December 31,
	2015	2014	2013
	(in thousands)
U.S. Treasury and U.S. government agencies	$127,610	$114,397	$89,897
Mortgage-backed securities, residential	315,918	352,264	339,098
Mortgage-backed securities, multifamily	12,279	7,235	2,355
Obligations of states and political subdivisions	82,115	71,920	80,394
Equity securities	18,645	17,574	16,146
Other debt securities	2,522	2,035	4,960

	$559,089	$565,425	$532,850

The Company also does not own any interests in any hedge funds or private equity funds that are designated “covered funds” under the Volcker Rule issued in December 2013. All of the Company’s mortgage-backed securities are issued by U.S. Government or U.S. Government sponsored entities.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2015, at fair value:

Available for sale	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$—	$60,763	$36,370	$—	$97,133
Yield	—%	1.56%	1.98%	—%	1.72%
Mortgage-backed securities, residential
Amount	8	1,694	32,710	245,040	279,452
Yield	4.71%	3.34%	2.25%	2.15%	2.17%
Mortgage-backed securities, multifamily
Amount	—	5,160	4,960	—	10,120
Yield	—%	1.74%	2.44%	—%	2.08%
Obligations of states and political subdivisions
Amount	2,713	14,538	15,107	4,140	36,498
Yield	4.25%	3.55%	2.79%	2.93%	3.22%
Other debt securities
Amount	501	—	—	—	501
Yield	2.43%	—%	—%	—%	2.43%
Other equity securities
Amount	18,645	—	—	—	18,645
Yield	1.87%	—%	—%	—%	1.87%

Total securities
Amount	$21,867	$82,155	$89,147	$249,180	$442,349
Yield	2.18%	1.96%	2.24%	2.16%	2.14%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2015, at amortized cost:

Held to maturity	Within one year	Over one but within five years	Over five but within ten years	After ten years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$—	$10,684	$19,793	$—	$30,477
Yield	—%	1.79%	2.36%	—%	2.16%
Mortgage-backed securities, residential
Amount	—	4	348	36,114	36,466
Yield	—%	2.23%	5.02%	2.54%	2.56%
Mortgage-backed securities, multifamily
Amount	—	1,241	—	918	2,159
Yield	—%	1.80%	—%	2.36%	2.04%
Obligations of states and political subdivisions
Amount	6,407	6,773	24,941	7,496	45,617
Yield	0.59%	3.50%	2.94%	3.26%	2.75%
Other debt securities
Amount	—	1,021	1,000	—	2,021
Yield	—%	5.74%	5.82%	—%	5.78%

Total securities
Amount	$6,407	$19,723	$46,082	$44,528	$116,740
Yield	0.59%	2.58%	2.77%	2.61%	2.58%

Other Assets

Other assets increased from $16.0 million at December 31, 2014 to $20.4 million at December 31, 2015 primarily due to a $1.5 million increase in swap assets, a $1.1 million increase in deferred taxes and a $1.2 million increase in accounts receivable.

Deposits

Total deposits increased from $2.79 billion on December 31, 2014 to $3.00 billion on December 31 2015, an increase of $204.8 million, or 7%. Noninterest bearing deposits increased $47.7 million, or 7%, to $693.7 million. Savings and interest-bearing transaction accounts and time deposits increased $93.7 million and $63.4 million, respectively. The 23% increase in time deposits resulted from promoting higher rates to our customer base as well as bidding on deposits from local municipalities. Lakeland also used a listing service to acquire CDs in order to fund its growing loan portfolio.

Total deposits increased from $2.71 billion on December 31, 2013 to $2.79 billion on December 31 2014, an increase of $81.6 million, or 3%.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$695,630	—%	$652,685	—%	$576,421	—%
Interest-bearing transaction accounts	1,511,954	0.24%	1,454,967	0.23%	1,341,691	0.28%
Savings	399,431	0.05%	384,715	0.05%	370,980	0.06%
Time deposits	303,682	0.62%	283,905	0.53%	309,384	0.68%

Total	$2,910,697	0.20%	$2,776,272	0.18%	$2,598,476	0.23%

As of December 31, 2015, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$40,199
Over 3 through 6 months	25,628
Over 6 through 12 months	51,380
Over 12 months	61,228

Total	$178,435

Derivatives

Lakeland enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in offsetting terms to swaps that Lakeland enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. Lakeland’s swaps qualify as derivatives, but are not designated as hedging instruments; thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. Further discussion of Lakeland’s financial derivatives is set forth in Note 18 to the audited Consolidated Financial Statements.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $40.8 million in 2015 compared to $45.6 million and $50.7 million in 2014 and 2013, respectively.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2015, Lakeland generated $204.8 million in deposit growth compared to $81.6 million in 2014.

•

Sales of securities and overnight funds. At year-end 2015, the Company had $442.3 million in securities designated “available for sale.” Of these securities, $285.8 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on December 31, 2015. Lakeland also has overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowings against these lines of $115.0 million at December 31, 2015. Lakeland also has the ability to utilize an unsecured line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2015.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for year ended December 31, 2015 follows.

Cash and cash equivalents totaling $118.5 million on December 31, 2015, increased $9.2 million from December 31, 2014. Operating activities provided $40.8 million in net cash. Investing activities used $324.9 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $293.3 million in net cash primarily reflecting a net increase in deposits and other borrowings of $204.9 million and $67.0 million, respectively, partially offset by an early extinguishment of subordinated debentures and the payment of dividends.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2015. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

		Payment due period
(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual rentals or noncancellable operating leases	$24,748	$2,608	$4,326	$3,447	$14,367
Benefit plan commitments	6,421	185	771	793	4,672
Remaining contractual maturities of time deposits	343,321	218,887	115,503	8,918	13
Subordinated debentures	31,238	—	—	—	31,238
Loan commitments	773,058	570,206	141,654	6,546	54,652
Other borrowings	271,905	77,798	184,107	—	10,000
Interest on other borrowings*	26,895	5,126	6,134	2,797	12,838
Standby letters of credit	11,060	9,391	1,589	—	80

Total	$1,488,646	$884,201	$454,084	$22,501	$127,860

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 1.77%.

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

Management tries to ensure the accuracy of its model by back testing its results (comparing predicted results in past models with current data). It periodically reviews its prepayment assumptions, decay rates and other assumptions. The assumptions regarding the sensitivity of non-maturity deposits to changes in interest rates are reviewed regularly. Towards the end of 2015, management updated its assumptions regarding how responsive its non-maturity deposits would be to changes in interest rates (referred to as “betas”). Management believes that in the current low interest rate environment, financial institutions such as Lakeland may not immediately increase the rates of their non-maturity deposits for changes in the federal funds rate and that when the rates of the non-maturity deposits do change, it will not be to the same extent as in prior interest rate cycles as the federal funds rate change. Therefore management lowered its beta assumptions to reflect this.

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2016 (the base case) is $120.3 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%
December 31, 2015	-1.4%	-1.6%
December 31, 2014	-3.6%	-1.9%

The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-15.0%	-10.0%	-5.0%	-5.0%
December 31, 2015	1.7%	1.3%	0.8%	-4.5%
December 31, 2014	-5.2%	-3.2%	-1.3%	-4.5%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2015 (the base case) was $529.0 million. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-35.0%	-25.0%	-15.0%	-15.0%
December 31, 2015	-10.2%	-6.5%	-2.9%	0.3%
December 31, 2014	-13.0%	-8.2%	-3.5%	0.7%

The information set forth above is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

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

Capital Resources

Stockholders’ equity increased from $379.4 million on December 31, 2014 to $400.5 million on December 31, 2015. The increase in stockholders’ equity from December 31, 2014 to December 31, 2015 was primarily due to $32.5 million in net income, partially offset by payment of dividends on common stock of $12.6 million.

Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $10.01 on December 31, 2014 to $10.57 on December 31, 2015 primarily as a result of net income. Book value per common share was $9.28 on December 31, 2013. Tangible book value per share increased from $7.06 on December 31, 2014 to $7.62 on December 31, 2015. For more information see “Non-GAAP Financial Measures.”

In July, 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer will be phased-in starting with 0.625% in 2016 and increasing by 0.625% annually until it reaches 2.5% in 2019. The final rules also raise the minimum ratio of Tier

1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements to be phased in over a multi-year schedule through January 1, 2019. As of December 31, 2015, the Company and Lakeland met all of the requirements under the new rules on a fully phased-in basis, if such requirements were in effect.

The following table reflects capital ratios of the Company and Lakeland based on the then current regulations as of December 31, 2015 and 2014:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Common Equity Tier 1 to Risk-Weighted Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
Capital Ratios:	2015	2014	2015	2014	2015	2014	2015	2014
The Company	8.70%	9.08%	9.54%	N/A	10.53%	11.76%	11.61%	12.98%
Lakeland Bank	8.08%	8.39%	9.78%	N/A	9.78%	10.87%	10.87%	12.10%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	N/A	8.00%	6.00%	10.00%	10.00%

Non-GAAP Financial Measures

	December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$400,516	$379,438	$351,424	$280,867	$241,303
Less:
Goodwill	109,974	109,974	109,974	87,111	87,111
Other identifiable intangible assets, net	1,545	1,960	2,424	—	—

Total tangible common stockholders’ equity at end of period - Non- GAAP	$288,997	$267,504	$239,026	$193,756	$154,192

Shares outstanding at end of period(1)	37,906	37,911	37,874	31,212	28,178

Book value per share - GAAP(1)	$10.57	$10.01	$9.28	$9.00	$8.56

Tangible book value per share - Non-GAAP(1)	$7.62	$7.06	$6.31	$6.21	$5.47

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non- GAAP	$288,997	$267,504	$239,026	$193,756	$154,192

Total assets at end of period - GAAP	$3,869,550	$3,538,325	$3,317,791	$2,918,703	$2,825,950
Less:
Goodwill	109,974	109,974	109,974	87,111	87,111
Other identifiable intangible assets, net	1,545	1,960	2,424	—	—

Total tangible assets at end of period - Non-GAAP	$3,758,031	$3,426,391	$3,205,393	$2,831,592	$2,738,839

Common equity to assets - GAAP	10.35%	10.72%	10.59%	9.62%	8.54%

Tangible common equity to tangible assets - Non-GAAP	7.69%	7.81%	7.46%	6.84%	5.63%

(1)	Adjusted for 5% stock dividends in 2014, 2012 and 2011.

	For the years ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Calculation of return on average tangible common equity
Net income - GAAP	$32,481	$31,129	$24,969	$21,742	$19,851

Total average common stockholders’ equity - GAAP	$392,221	$367,210	$320,923	$256,364	$232,711
Less:
Average goodwill	109,974	109,974	100,753	87,111	87,111
Average other identifiable intangible assets, net	1,759	2,200	1,513	—	166

Total average tangible common stockholders’ equity - Non GAAP	$280,488	$255,036	$218,657	$169,253	$145,434

Return on average common stockholders’ equity - GAAP	8.28%	8.48%	7.78%	8.48%	8.53%

Return on average tangible common stockholders’ equity - Non-GAAP	11.58%	12.21%	11.42%	12.85%	13.65%

(dollars in thousands, except per share amounts)	Including	Excluding
Reconciliation of Earnings Per Share—December 31, 2015	Non-Routine Transactions	Non-Routine Transactions
	$32,481	$32,481
Non-routine transactions
Debt prepayment charges ($2,407 net of tax)		1,424
Gain on debt extinguishment ($1,830 net of tax)		(1,082)
Associated gain on sale of investment securities ($173, net of tax)		(102)
Tax deductible merger related expenses- ($263 net of tax)	—	150
Non tax deductible merger related expenses	—	889

Net Effect of Non-routine transactions	$—	$1,279

Net Income Available to Common Shareholders ex-Merger Related Expenses	$32,481	33,760
Less: Earnings Allocated to Participating Securities	(263)	(263)

	$32,218	$33,497

Weighted Average Shares -Basic	37,843	37,843
Weighted Average Shares -Diluted	37,993	37,993

Basic Earnings Per Common Share	$0.85	$0.89
Diluted Earnings Per Common Share	$0.85	$0.88

Quarterly financial data (unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of nonrecurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Total interest income	$30,992	$31,308	$32,159	$33,055
Total interest expense	2,474	2,639	2,825	2,936

Net interest income	28,518	28,669	29,334	30,119
Provision for loan and lease losses	870	800	332	—
Noninterest income (excluding investment securities gains)	4,738	4,941	4,684	4,826
Gains on investment securities, net	—	17	173	51
Gain on debt extinguishment	—	—	1,830	—
Long term debt prepayment fee	—	—	2,407	—
Merger related expenses	—	—	330	822
Core deposit intangible amortization	111	107	98	99
Noninterest expense	19,931	21,028	20,997	21,320

Income before taxes	12,344	11,692	11,857	12,755
Income taxes	4,014	3,830	4,032	4,291

Net Income Available to Common Stockholders	$8,330	$7,862	$7,825	$8,464

Earnings per share of common stock
Basic	$0.22	$0.21	$0.20	$0.22
Diluted	$0.22	$0.21	$0.20	$0.22

	Quarter ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Total interest income	$29,930	$30,549	$30,796	$31,228
Total interest expense	2,085	2,130	2,344	2,378

Net interest income	27,845	28,419	28,452	28,850
Provision for loan and lease losses	1,489	1,593	1,194	1,589
Noninterest income (excluding investment securities gains)	4,071	4,371	4,809	4,469
Gains on investment securities, net	2	—	—	—
Core deposit intangible amortization	123	119	111	111
Noninterest expense	19,619	19,411	19,574	20,067

Income before taxes	10,687	11,667	12,382	11,552
Income taxes	3,524	3,886	4,136	3,613

Net Income Available to Common Stockholders	$7,163	$7,781	$8,246	$7,939

Earnings per share of common stock(1)
Basic	$0.19	$0.20	$0.22	$0.21
Diluted	$0.19	$0.20	$0.22	$0.21

(1)	Adjusted for 5% stock dividend payable on June 17, 2014 to shareholders of record June 3, 2014.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued an accounting standards update intended to improve the recognition and measurement of financial instruments. Specifically, the accounting standards update requires all equity instruments, with the exception of those that are accounted for under the equity method of accounting, to be measured at fair value with changes in the fair value recognized through net income. Additionally, public business entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

In September 2015, the FASB issued an accounting standards update simplifying the accounting for adjustments made to provisional amounts recognized in a business combination, eliminating the requirement to retrospectively account for those adjustments. To simplify the accounting for adjustments made to provisional amounts, the amendments in the accounting standards update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

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

Item 7A-Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8—Financial Statements and Supplementary Data

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2015	2014
	(dollars in thousands)
Cash	$113,894	$102,549
Interest-bearing deposits due from banks	4,599	6,767

Total cash and cash equivalents	118,493	109,316
Investment securities, available for sale, at fair value	442,349	457,449
Investment securities, held to maturity, at amortized cost with fair value of $117,594 in 2015 and $109,030 in 2014	116,740	107,976
Federal Home Loan Bank and other membership stock, at cost	14,087	9,846
Loans held for sale	1,233	592
Loans, net of deferred costs (fees)	2,965,200	2,653,826
Less: allowance for loan and lease losses	30,874	30,684

Net loans	2,934,326	2,623,142
Premises and equipment—net	35,881	35,675
Accrued interest receivable	9,208	8,896
Goodwill	109,974	109,974
Other identifiable intangible assets	1,545	1,960
Bank owned life insurance	65,361	57,476
Other assets	20,353	16,023

TOTAL ASSETS	$3,869,550	$3,538,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$693,741	$646,052
Savings and interest-bearing transaction accounts	1,958,510	1,864,805
Time deposits under $100 thousand	164,886	165,625
Time deposits $100 thousand and over	178,435	114,337

Total deposits	2,995,572	2,790,819
Federal funds purchased and securities sold under agreements to repurchase	151,234	108,935
Other borrowings	271,905	202,498
Subordinated debentures	31,238	41,238
Other liabilities	19,085	15,397

TOTAL LIABILITIES	3,469,034	3,158,887

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 70,000,000 shares; issued shares, 37,906,481 at December 31, 2015 and 37,910,840 at December 31, 2014	386,287	384,731
Retained Earnings (Accumulated Deficit)	13,079	(6,816)
Accumulated other comprehensive income	1,150	1,523

TOTAL STOCKHOLDERS’ EQUITY	400,516	379,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,869,550	$3,538,325

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$115,295	$110,587	$104,329
Federal funds sold and interest-bearing deposits with banks	62	71	93
Taxable investment securities and other	10,563	10,040	7,985
Tax-exempt investment securities	1,594	1,805	1,792

TOTAL INTEREST INCOME	127,514	122,503	114,199

INTEREST EXPENSE
Deposits	5,755	5,064	6,089
Federal funds purchased and securities sold under agreements to repurchase	110	78	39
Other borrowings	5,009	3,795	3,529

TOTAL INTEREST EXPENSE	10,874	8,937	9,657

NET INTEREST INCOME	116,640	113,566	104,542
Provision for loan and lease losses	1,942	5,865	9,343

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	114,698	107,701	95,199
NONINTEREST INCOME
Service charges on deposit accounts	10,024	10,523	10,837
Commissions and fees	4,568	4,634	4,585
Income on bank owned life insurance	2,017	1,453	1,410
Gain on debt extinguishment	1,830	—	1,197
Gains on sales of loans	1,681	573	760
Gain on sales and calls of investment securities, net	241	2	839
Other income	800	537	1,333

TOTAL NONINTEREST INCOME	21,161	17,722	20,961

NONINTEREST EXPENSE
Salaries and employee benefits	48,640	45,167	41,871
Net occupancy expense	8,956	8,865	8,074
Furniture and equipment	6,930	6,605	6,181
FDIC insurance expense	2,086	2,019	2,014
Stationery, supplies and postage	1,529	1,403	1,482
Marketing expense	1,586	2,025	2,088
Data processing expense	1,524	1,245	1,466
Telecommunications expense	1,448	1,386	1,381
ATM and debit card expense	1,398	1,432	1,360
Core deposit intangible amortization	415	464	288
Other real estate and repossessed asset expense	181	234	24
Long-term debt prepayment fee	2,407	—	1,209
Merger related expenses	1,152	—	2,834
Other expenses	8,959	8,290	8,469

TOTAL NONINTEREST EXPENSE	87,211	79,135	78,741

Income before provision for income taxes	48,648	46,288	37,419
Provision for income taxes	16,167	15,159	12,450

NET INCOME	$32,481	$31,129	$24,969

PER SHARE OF COMMON STOCK:
Basic earnings	$0.85	$0.82	$0.71

Diluted earnings	$0.85	$0.82	$0.71

Cash dividends	$0.33	$0.29	$0.27

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
NET INCOME	$32,481	$31,129	$24,969

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized securities (losses) gains during period	(220)	6,180	(8,690)
Less: reclassification for gains included in net income	157	2	509
Change in pension liability, net	4	20	588

Other Comprehensive Income (Loss)	(373)	6,198	(8,611)

TOTAL COMPREHENSIVE INCOME	$32,108	$37,327	$16,358

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015, 2014 and 2013

	Common stock	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(dollars in thousands)
BALANCE December 31, 2012	$303,794	($24,145)	($2,718)	$3,936	$280,867

Net Income	—	24,969	—	—	24,969
Other comprehensive loss, net of tax	—	—	—	(8,611)	(8,611)
Stock based compensation	895	—	—	—	895
Issuance of restricted stock awards	(1,301)	—	1,301	—	—
Issuance of stock for acquisition	57,419	—	—	—	57,419
Issuance of stock options for acquisition	1,500	—	—	—	1,500
Issuance of stock to dividend reinvestment and stock purchase plan	458	(1,210)	938	—	186
Exercise of stock options, net of excess tax benefits	1,872	—	479	—	2,351
Cash dividends, common stock	—	(8,152)	—	—	(8,152)

BALANCE December 31, 2013	364,637	(8,538)	—	(4,675)	351,424

Net Income	—	31,129	—	—	31,129
Other comprehensive income, net of tax	—	—	—	6,198	6,198
Stock based compensation	1,390	—	—	—	1,390
Stock dividend	18,266	(18,266)	—	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	382	(305)	—	—	77
Retirement of restricted stock	(104)	—	—	—	(104)
Exercise of stock options, net of excess tax benefits	160	—	—	—	160
Cash dividends, common stock	—	(10,836)	—	—	(10,836)

BALANCE December 31, 2014	384,731	(6,816)	—	1,523	379,438

Net Income	—	32,481	—	—	32,481
Other comprehensive loss, net of tax	—	—	—	(373)	(373)
Stock based compensation	1,605	—	—	—	1,605
Issuance of stock	22	—	—	—	22
Retirement of restricted stock	(254)	—	—	—	(254)
Exercise of stock options, net of excess tax benefits	183	—	—	—	183
Cash dividends, common stock	—	(12,586)	—	—	(12,586)

BALANCE December 31, 2015	$386,287	$13,079	$—	$1,150	$400,516

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,481	$31,129	$24,969
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,151	3,456	4,787
Depreciation and amortization	3,410	3,454	3,625
Amortization of intangible assets	415	464	288
Provision for loan and lease losses	1,942	5,865	9,343
Stock based compensation	1,605	1,390	895
Loans originated for sale	(71,833)	(23,386)	(34,718)
Proceeds from sales of loans	72,873	24,573	36,804
Gains on securities	(241)	(2)	(839)
Gains on sales of loans held for sale	(1,681)	(573)	(760)
Gains on proceeds from bank owned life insurance policies	(435)	—	—
Gains on debt redemption and extinguishment	(1,830)	—	(1,197)
Gains on other real estate and other repossessed assets	(102)	(258)	(934)
Gain on sale of premises and equipment	(6)	(65)	(60)
Long-term debt prepayment penalty	2,407	—	—
Deferred tax (benefit) provision	(824)	(34)	164
(Increase) decrease in other assets	(5,257)	(879)	7,366
Increase in other liabilities	3,691	495	995

NET CASH PROVIDED BY OPERATING ACTIVITIES	40,766	45,629	50,728

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisition	—	—	74,316
Proceeds from repayments on and maturity of securities:
Available for sale	71,368	55,810	70,779
Held to maturity	24,453	22,508	22,952
Proceeds from sales of securities:
Available for sale	33,613	15,719	64,020
Held to maturity	—	1,301	—
Purchase of securities:
Available for sale	(92,904)	(90,630)	(187,452)
Held to maturity	(33,811)	(30,556)	(19,603)
Net increase in Federal Home Loan Bank and other membership bank stock	(4,241)	(1,908)	(2,063)
Purchase of bank owned life insurance	(7,000)	—	—
Proceeds from bank owned life insurance policy	1,186	—	—
Net increase in loans and leases	(315,067)	(191,910)	(91,201)
Proceeds from sales of bank premises and equipment	696	118	463
Capital expenditures	(4,838)	(2,492)	(2,786)
Proceeds from sales of other real estate and other repossessed assets	1,608	1,484	4,509

NET CASH USED IN INVESTING ACTIVITIES	(324,937)	(220,556)	(66,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	204,854	81,783	26,540
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	42,299	26,944	(35,298)
Proceeds from other borrowings	117,000	168,498	50,000
Repayments of other borrowings	(50,000)	(85,000)	(16,000)
Issuance of stock to Dividend Reinvestment and Stock Purchase Plan	22	77	186
Redemption of subordinated debentures, net	(8,170)	—	(9,113)
Exercise of stock options	124	90	2,209
Retirement of Restricted stock	(254)	(104)	—
Excess tax benefits	59	70	142
Dividends paid	(12,586)	(10,836)	(8,152)

NET CASH PROVIDED BY FINANCING ACTIVITIES	293,348	181,522	10,514

Net increase (decrease) in cash and cash equivalents	9,177	6,595	(4,824)
Cash and cash equivalents, beginning of year	109,316	102,721	107,545

CASH AND CASH EQUIVALENTS, END OF YEAR	$118,493	$109,316	$102,721

Transfer of loans and leases receivable to other real estate owned and other repossessed assets	$1,462	$1,867	$3,565
Cash paid for interest	10,770	8,882	10,804
Cash paid for income taxes	16,737	15,057	12,051
Acquisition of Somerset Hills Bancorp:
Fair value for non-cash assets other than goodwill acquired in purchase transaction	—	—	275,287
Fair value for liabilities assumed in purchase transaction	—	—	313,546
Goodwill related to acquisition	—	—	22,862
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	—	—	58,919

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

The Company’s operating segments are components of its enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. All of the Company’s financial services activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of Lakeland to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. The situation is also similar for consumer and residential mortgage lending. Moreover, the

Company primarily operates in one market area, Northern and Central New Jersey and contiguous areas. Therefore, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. Accordingly, the Company has determined that it has one operating segment and thus one reporting segment.

Cash and Due from Banks

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

If an obligation has been restructured, it will continue to be classified as restructured until the obligation is fully repaid or until it meets all of the following criteria: 1) the borrower is no longer experiencing financial difficulties, 2) the rate is not less than the rate provided for similar credit risk, 3) other terms are no less favorable than similar new debt and 4) no concessions were granted (any prior principal forgiveness is deemed to be an ongoing concession).

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also analyzes historical losses by loan and lease category, and considers the resulting loss rates when determining the reserves on current loan and lease total amounts. Additionally, management assesses the loss emergence period for each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of our past loss experience by loan segment. Loss reserves for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

A loan that management designates as impaired is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan, and the loan is not in the process of collection. Charge-offs are recommended by the Chief Credit Officer and approved by the Board.

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

Mortgage Servicing

Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2015 and 2014, Lakeland was servicing approximately $30.0 million and $33.9 million, respectively, of loans for others.

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

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2015 and 2014, Lakeland had originated mortgage servicing rights of $167,000 and $217,000, respectively.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, put presumptively beyond the reach of the transferor and its creditors even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

The Company performed a qualitative analysis to determine whether “the weight of evidence, the significance of all identified events and circumstances” indicated a greater than 50% likelihood existed that the carrying value of the Reporting Unit exceeded its fair value and if a Step One Test would be required. The Company identified nine qualitative assessments that are relative to the banking industry and to the Company. These factors included macroeconomic factors, banking industry conditions, banking merger and acquisition trends, Lakeland’s historical performance, the Company’s stock price, the expected performance of Lakeland, the change of control premium of the Company versus its peers and other miscellaneous factors. After reviewing and weighting these factors, the Company, as well as a third party adviser, determined as of November 30, 2015 that there was a less than 50% probability that the fair value of the Company was less than its carrying amount. Therefore, no Step One test was required.

Bank Owned Life Insurance

Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is owner and beneficiary of the policies. At December 31, 2015 and 2014, Lakeland had $65.4 million and $57.5 million, respectively, in BOLI. Income earned on BOLI was $2.0 million, $1.5 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.

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

The Company evaluates tax positions that may be uncertain using a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 9 to the Consolidated Financial Statements.

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

The Company’s maximum exposure to the Trusts is $30 million at December 31, 2015 which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued an accounting standards update intended to improve the recognition and measurement of financial instruments. Specifically, the accounting standards update requires all equity instruments, with the exception of those that are accounted for under the equity method of accounting, to be measured at fair value with changes in the fair value recognized through net income. Additionally, public business entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

In September 2015, the FASB issued an accounting standards update simplifying the accounting for adjustments made to provisional amounts recognized in a business combination, eliminating the requirement to retrospectively account for those adjustments. To simplify the accounting for adjustments made to provisional amounts, the amendments in the accounting standards update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

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

NOTE 2 - ACQUISITIONS

Harmony Bank

Lakeland Bancorp, Lakeland Bank and Harmony Bank signed a merger agreement on February 17, 2016, pursuant to which Harmony Bank will be merged with and into Lakeland Bank, with Lakeland Bank as the surviving bank. The merger agreement provides that shareholders of Harmony Bank will receive 1.25 shares of Lakeland Bancorp common stock for each share of Harmony Bank common stock that they own at the effective time of the merger. Lakeland Bancorp expects to issue an aggregate of approximately 3.0 million shares of its common stock in the merger and will cash out Harmony Bank options that remain outstanding at the effective time of the merger. The closing of the merger is subject to receipt of approvals from regulators, approval of the merger by Harmony Bank’s shareholders and other customary conditions. Harmony Bank, a New Jersey state-chartered commercial bank that focuses on serving consumers and small-to-medium-size businesses, is headquartered in Jackson, New Jersey, with additional branch offices in Lakewood and Toms River, New Jersey. As of December 31, 2015, Harmony Bank had total assets, total loans, total deposits and total stockholders’ equity of $295 million, $241 million, $257 million and $28 million, respectively.

Pascack Bancorp

On January 7, 2016, the Company completed its acquisition of Pascack Bancorp, Inc. (“Pascack”), a bank holding company headquartered in Waldwick, New Jersey. Pascack was the parent of Pascack Community Bank. This acquisition enables the Company to broaden its presence in Bergen and Essex counties. Effective as of the close of business on January 7, 2016, Pascack merged into the Company, and Pascack Community Bank merged into Lakeland Bank. The Merger Agreement provided that the shareholders of Pascack would receive, at their election, for each outstanding share of Pascack common stock that they own at the effective time of the merger, either 0.9576 shares of Lakeland Bancorp common stock or $11.35 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration was shares of Lakeland Bancorp common stock and 10% was cash. Lakeland Bancorp issued an aggregate of 3,314,452 shares of its common stock in the merger and paid approximately $4.4 million in cash excluding the cash paid in connection with the cancellation of Pascack stock options. Outstanding Pascack stock options were paid out in cash at the difference between $11.35 and an average strike price of $7.37 for a total cash payment of $122,000. As of January 7, 2016, Pascack had total assets, total loans, total deposits and total capital of $386 million, $320 million, $303 million and $23 million, respectively.

The acquisition was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of the acquisition date. Pascack’s assets were recorded at their preliminary estimated fair values as of January 7, 2016 and Pascack’s results of operations will be included in the Company’s Consolidated Statements of Income from that date forward.

Direct costs related to the acquisition were expensed as incurred. During 2015, the Company incurred $1.2 million, of merger and acquisition integration-related expenses, which have been separately reflected in the Company’s Consolidated Statements of Income.

Somerset Hills Bancorp

On May 31, 2013, the Company completed its acquisition of Somerset Hills Bancorp (“Somerset Hills”), a bank holding company headquartered in Bernardsville, New Jersey. Somerset Hills was the parent company of Somerset Hills Bank, Sullivan Financial Services, and Somerset Hills Investment Holdings. This acquisition enabled the Company to expand into Somerset and Union Counties and to broaden its presence in Morris County.

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

NOTE 3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

AVAILABLE FOR SALE	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$97,617	$190	$(674)	$97,133	$94,466	$261	$(807)	$93,920
Mortgage-backed securities, residential	280,018	1,717	(2,283)	279,452	309,162	2,868	(2,075)	309,955
Mortgage-backed securities, multifamily	10,249	—	(129)	10,120	4,973	3	—	4,976
Obligations of states and political subdivisions	35,639	910	(51)	36,498	29,764	888	(133)	30,519
Other debt securities	498	3	—	501	494	11	—	505
Equity securities	16,550	2,393	(298)	18,645	16,196	1,589	(211)	17,574

	$440,571	$5,213	$(3,435)	$442,349	$455,055	$5,620	$(3,226)	$457,449

HELD TO MATURITY	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. government agencies	$30,477	$289	$(94)	$30,672	$20,477	$232	$(84)	$20,625
Mortgage-backed securities, residential	36,466	411	(426)	36,451	42,309	645	(385)	42,569
Mortgage-backed securities, multifamily	2,159	—	(60)	2,099	2,259	—	(60)	2,199
Obligations of states and political subdivisions	45,617	809	(156)	46,270	41,401	658	(90)	41,969
Other debt securities	2,021	81	—	2,102	1,530	138	—	1,668

	$116,740	$1,590	$(736)	$117,594	$107,976	$1,673	$(619)	$109,030

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$3,180	$3,214	$6,407	$6,407
Due after one year through five years	75,011	75,301	18,478	18,732
Due after five years through ten years	51,464	51,477	45,734	46,296
Due after ten years	4,099	4,140	7,496	7,609

	133,754	134,132	78,115	79,044
Mortgage-backed securities	290,267	289,572	38,625	38,550
Equity securities	16,550	18,645	—	—

Total securities	$440,571	$442,349	$116,740	$117,594

The following table shows proceeds from sales of securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Sale proceeds	$33,613	$17,020	$64,020
Gross gains	304	346	893
Gross losses	(63)	(344)	(54)

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

Securities with a carrying value of approximately $347.7 million and $356.1 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

December 31, 2015	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
AVAILABLE FOR SALE
U.S. treasury and U.S. government agencies	$80,192	$674	$—	$—	16	$80,192	$674
Mortgage-backed securities, residential	103,749	1,043	50,095	1,240	50	153,844	2,283
Mortgage-backed securities, multifamily	10,120	129	—	—	2	10,120	129
Obligations of states and political subdivisions	2,051	4	1,466	47	7	3,517	51
Equity securities	247	24	4,643	274	3	4,890	298

	$196,359	$1,874	$56,204	$1,561	78	$252,563	$3,435

HELD TO MATURITY

U.S. government agencies	$15,683	$94	$—	$—	3	$15,683	$94
Mortgage-backed securities, residential	20,283	262	6,687	164	11	26,970	426
Mortgage-backed securities, multifamily	1,223	18	876	42	2	2,099	60
Obligations of states and political subdivisions	9,181	149	2,043	7	15	11,224	156

	$46,370	$523	$9,606	$213	31	$55,976	$736

December 31, 2014	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Number of securities	Fair value	Unrealized Losses
			(dollars in thousands)
AVAILABLE FOR SALE
U.S. treasury and U.S. government agencies	$5,057	$28	$46,135	$779	11	$51,192	$807
Mortgage-backed securities, residential	34,832	177	74,414	1,898	28	109,246	2,075
Obligations of states and political subdivisions	1,266	29	5,033	104	12	6,299	133
Equity securities	—	—	4,819	211	2	4,819	211

	$41,155	$234	$130,401	$2,992	53	$171,556	$3,226

HELD TO MATURITY

U.S. government agencies	$—	$—	$5,736	$84	1	$5,736	$84
Mortgage-backed securities, residential	6,236	50	17,557	335	8	23,793	385
Mortgage-backed securities, multifamily	—	—	2,199	60	2	2,199	60
Obligations of states and political subdivisions	1,290	7	4,206	83	13	5,496	90

	$7,526	$57	$29,698	$562	24	$37,224	$619

Management has evaluated the securities in the above table and has concluded that none of the securities with unrealized losses has impairments that are other-than-temporary. Fair value below cost is solely due to interest rate movements and is deemed temporary.

Investment securities, including the mortgage-backed securities and corporate securities, are evaluated on a periodic basis to determine if factors are identified that would require further analysis. In evaluating the Company’s securities, management considers the following items:

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

If the above factors indicate an additional analysis is required, management will perform a discounted cash flow analysis evaluating the security.

As of December 31, 2015, the equity securities include investments in other financial institutions for market appreciation purposes. These equities had a purchase price of $2.7 million and market value of $5.1 million as of December 31, 2015.

As of December 31, 2015, equity securities also included $13.6 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The investment funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2015, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The investment funds also include $10.7 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of December 31, 2015, the amortized cost of these securities was $11.0 million and the fair value was $10.7 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

NOTE 4 – LOANS AND LEASES AND OTHER REAL ESTATE

The following sets forth the composition of Lakeland’s loan and lease portfolio for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Commercial, secured by real estate	$1,761,589	$1,529,761
Commercial, industrial and other	307,044	238,252
Leases	56,660	54,749
Real estate-residential mortgage	389,692	431,190
Real estate-construction	118,070	64,020
Home equity and consumer	334,891	337,642

Total loans and leases	2,967,946	2,655,614
Less deferred fees	(2,746)	(1,788)

Loans and leases, net of deferred fees	$2,965,200	$2,653,826

As of December 31, 2015 and 2014, Home Equity and Consumer loans included overdraft deposit balances of $705,000 and $791,000, respectively. At December 31, 2015 and December 31, 2014, Lakeland had $738.7 million and $338.5 million in residential loans pledged for potential borrowings at the Federal Home Loan Bank of New York (FHLB).

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

Subsequent to the acquisition date, one PCI loan for $149,000 was paid in full in the first quarter of 2014. There was credit deterioration in the remaining two loans. One loan totaling $250,000 was charged off in the third quarter of 2014. The remaining loan relationship at a balance of $1.3 million was charged off in 2015. Lakeland recognized $109,000 and $46,000 of interest income on credit impaired loans for the years ended December 31, 2014 and 2013, respectively.

Portfolio Segments

Lakeland currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments which are levels at which Lakeland develops and documents its systematic methodology to determine the allowance for loan and lease losses attributable to each respective portfolio segment. These segments are:

•	Commercial, secured by real estate - consists of commercial mortgage loans secured by owner occupied properties and non-owner occupied properties. The loans secured by owner occupied

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

•

Commercial, industrial and other - are loans made to provide funds for equipment and general corporate needs. Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory.

•	Leases - includes a small portfolio of equipment leases, which consists of leases primarily for essential equipment used by small to medium sized businesses.

•

Real estate - residential mortgage –contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.

•

Real estate-construction - construction loans, as defined, are intended to finance the construction of commercial properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

•

Home Equity and consumer - includes primarily home equity loans and lines, installment loans, personal lines of credit and automobile loans. The home equity category consists mainly of loans and revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes, although many are secured with first mortgages. Other consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.

Non-accrual and Past Due Loans

The following schedule sets forth certain information regarding Lakeland’s non-accrual loans and leases, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings (TDRs):

	At December 31,
(in thousands)	2015	2014
Commercial, secured by real estate	$10,446	$7,424
Commercial, industrial and other	103	308
Leases	316	88
Real estate - residential mortgage	8,664	9,246
Real estate - construction	—	188
Home equity and consumer	3,167	3,415

Total non-accrual loans and leases	22,696	20,669
Other real estate and other repossessed assets	983	1,026

TOTAL NON-PERFORMING ASSETS	$23,679	$21,695

Troubled debt restructurings, still accruing	$10,108	$10,579

Non-accrual loans included $2.5 million and $1.3 million of troubled debt restructurings for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had $7.9 million in residential mortgages and consumer home equity loans included in the table above that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of December 31, 2015 and 2014 is as follows:

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$1,465	$693	$7,853	$10,011	$1,751,578	$1,761,589	$—
Commercial, industrial and other	205	—	103	308	306,736	307,044	—
Leases	62	26	316	404	56,256	56,660	—
Real estate - residential mortgage	1,361	725	7,472	9,558	380,134	389,692	—
Real estate - construction	—	—	—	—	118,070	118,070	—
Home equity and consumer	876	141	3,498	4,515	330,376	334,891	331

	$3,969	$1,585	$19,242	$24,796	$2,943,150	$2,967,946	$331

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment greater than 89 Days and still accruing
	(in thousands)
Commercial, secured by real estate	$2,714	$2,999	$5,972	$11,685	$1,518,076	$1,529,761	$—
Commercial, industrial and other	944	2	308	1,254	236,998	238,252	—
Leases	108	24	88	220	54,529	54,749	—
Real estate - residential mortgage	3,325	354	6,710	10,389	420,801	431,190	—
Real estate - construction	224	—	188	412	63,608	64,020	—
Home equity and consumer	1,583	598	2,951	5,132	332,510	337,642	66

	$8,898	$3,977	$16,217	$29,092	$2,626,522	$2,655,614	$66

Impaired Loans

Lakeland’s policy regarding impaired loans is discussed in Note 1 – Summary of Accounting Policies – Loans and Leases and Allowance for Loan and Lease Losses. The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings.

December 31, 2015	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$14,065	$14,712	$—	$344	$12,928
Commercial, industrial and other	209	887	—	14	749
Leases	—	—	—	—	—
Real estate - residential mortgage	2,195	2,242	—	—	2,096
Real estate - construction	—	—	—	—	94
Home equity and consumer	574	575	—	5	762

Loans with related allowance:
Commercial, secured by real estate	5,721	5,918	598	271	6,249
Commercial, industrial and other	1,023	1,023	77	32	717
Leases	6	6	1	—	—
Real estate-residential mortgage	832	865	73	37	840
Real estate-construction	380	380	21	13	308
Home equity and consumer	1,001	1,013	73	54	1,006

Total:
Commercial, secured by real estate	$19,786	$20,630	$598	$615	$19,177
Commercial, industrial and other	1,232	1,910	77	46	1,466
Leases	6	6	1	—	—
Real estate - residential mortgage	3,027	3,107	73	37	2,936
Real estate - construction	380	380	21	13	402
Home equity and consumer	1,575	1,588	73	59	1,768

	$26,006	$27,621	$843	$770	$25,749

December 31, 2014	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$14,172	$15,520	$—	$436	$16,092
Commercial, industrial and other	327	1,697	—	43	1,513
Real estate-residential mortgage	1,681	1,681	—	—	308
Real estate-construction	188	552	—	—	464
Home equity and consumer	741	741	—	7	153

Loans with related allowance:
Commercial, secured by real estate	5,666	5,818	634	156	3,858
Commercial, industrial and other	425	425	10	9	342
Real estate - residential mortgage	1,238	1,238	217	19	438
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,255	1,255	1,031	41	975

Total:
Commercial, secured by real estate	$19,838	$21,338	$634	$592	$19,950
Commercial, industrial and other	752	2,122	10	52	1,855
Real estate - residential mortgage	2,919	2,919	217	19	746
Real estate - construction	188	552	—	—	464
Home equity and consumer	1,996	1,996	1,031	48	1,128

	$25,693	$28,927	$1,892	$711	$24,143

December 31, 2013	Recorded Investment in Impaired loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$8,223	$9,656	$—	$198	$8,853
Commercial, industrial and other	4,020	4,118	—	189	4,333
Real estate - residential mortgage	617	672	—	—	622
Real estate - construction	501	2,411	—	—	2,111
Home equity and consumer	17	17	—	1	17

Loans with related allowance:
Commercial, secured by real estate	10,152	10,217	739	442	9,727
Commercial, industrial and other	155	155	31	5	396
Home equity and consumer	934	936	140	42	907

Total:
Commercial, secured by real estate	$18,375	$19,873	$739	$640	$18,580
Commercial, industrial and other	4,175	4,273	31	194	4,729
Real estate - residential mortgage	617	672	—	—	622
Real estate - construction	501	2,411	—	—	2,111
Home equity and consumer	951	953	140	43	924

	$24,619	$28,182	$910	$877	$26,966

Interest which would have been accrued on impaired loans and leases during 2015, 2014 and 2013 was $1.6 million, $1.8 million and $2.2 million, respectively.

Credit Quality Indicators

The class of loans are determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, Department Heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings. “Pass” ratings on loans are given to loans that management considers to be of acceptable or better quality. A rating of 5W, or “Watch” is a loan that requires more than the usual amount of monitoring due to declining earnings, strained cash flow, increasing leverage and/or weakening market. These borrowers generally have limited additional debt capacity and modest coverage and average or below average asset quality, margins and market share. Rating 6, “Other Assets Especially Mentioned” is used for loans exhibiting identifiable credit weakness which if not checked or corrected could weaken the loan quality or inadequately protect the bank’s credit position at some future date. Rating 7, “Substandard,” is used on loans that are inadequately protected by the current sound worth and paying capacity of the obligors or of the collateral pledged, if any. A substandard loan has a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. Rating 8, “Doubtful,” are loans that exhibt all of the weaknesses inherent in substandard loans, but have the added characteristics that the weaknesses make collection or liquidation in full improbable on the basis of existing facts. Rating 9, “Loss,” is a rating for loans or portions of loans that are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.

The following table shows Lakeland’s commercial loan portfolio as of December 31, 2015 and 2014, by the risk ratings discussed above (in thousands):

December 31, 2015
Risk Rating	Commercial, secured by real estate	Commercial, Industrial and other	Real estate- construction
1	$—	$3,517	$—
2	—	9,662	—
3	65,199	56,895	—
4	526,909	111,702	19,125
5	1,044,888	105,301	94,535
5W - Watch	43,342	4,259	146
6 - Other Assets Especially Mentioned	34,570	4,105	1,851
7 - Substandard	46,681	11,603	2,413
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,761,589	$307,044	$118,070

December 31, 2014
Risk Rating	Commercial, secured by real estate	Commercial, Industrial and other	Real estate- construction
1	$—	$1,040	$—
2	—	8,755	—
3	69,243	30,386	—
4	479,667	91,836	7,527
5	867,023	69,723	51,833
5W - Watch	40,991	15,572	225
6 - Other Assets Especially Mentioned	27,764	8,057	2,710
7 - Substandard	45,073	12,883	1,725
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,529,761	$238,252	$64,020

This table does not include consumer or residential loans or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

In 2015, The Company refined and enhanced its assessment of the adequacy of the allowance for loan and lease losses by extending the lookback period on its commercial loan portfolios from three years to five years and by extending the lookback period for all other portfolios from two to three years in order to capture more of the economic cycle. It also enhanced its qualitative factor framework to include a factor that captures the risk related to appraised real estate values, and how those values could change in relation to a change in capitalization rates. This enhancement is meant to increase the level of precision in the allowance for loan and lease losses. As a result, the Company will no longer have an “unallocated” segment in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the years ended December 31, 2015, 2014 and 2013:

12/31/2015	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684
Charge-offs	(1,821)	(205)	(548)	(375)	(20)	(1,511)	—	(4,480)
Recoveries	2,221	183	26	63	106	129	—	2,728
Provision	6,246	(537)	400	(1,120)	952	(1,576)	(2,423)	1,942

Ending Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$—	$30,874

Ending Balance: Individually evaluated for impairment	$598	$77	$1	$73	$21	$73	$—	$843
Ending Balance: Collectively evaluated for impairment	19,625	2,560	459	2,515	1,570	3,302	—	$30,031

Ending Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$—	$30,874

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$19,786	$1,232	$6	$3,027	$380	$1,575	$—	$26,006
Ending Balance: Collectively evaluated for impairment	1,741,803	305,812	56,654	386,665	117,690	333,316	—	$2,941,940

Ending Balance(1)	$1,761,589	$307,044	$56,660	$389,692	$118,070	$334,891	$—	$2,967,946

(1)	Excludes deferred fees

12/31/2014	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821
Charge-offs	(2,282)	(999)	(597)	(827)	(25)	(2,697)	—	(7,427)
Recoveries	999	1,039	19	42	106	220	—	2,425
Provision	397	(2,175)	656	1,591	(70)	6,073	(607)	5,865

Ending Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684

Ending Balance: Individually evaluated for impairment	$634	$10	$—	217	—	$1,031	$—	$1,892
Ending Balance: Collectively evaluated for impairment	12,943	3,186	582	3,803	553	5,302	2,423	$28,792

Ending Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$19,838	$752	$—	$2,919	$188	$1,996	$—	$25,693
Ending Balance: Collectively evaluated for impairment	1,509,923	237,500	54,749	428,271	63,832	335,646	—	$2,629,921

Ending Balance(1)	$1,529,761	$238,252	$54,749	$431,190	$64,020	$337,642	$—	$2,655,614

(1)	Excludes deferred costs

12/31/2013	Commercial, secured by real estate	Commercial, industrial and other	Leases	Real estate- residential mortgage	Real estate- Construction	Home equity and consumer	Unallocated	Total
	(in thousands)
Allowance for Loan and Lease Losses:
Beginning Balance	$16,258	$5,103	$578	$3,568	$587	$2,837	$—	$28,931
Charge-offs	(2,026)	(1,324)	(206)	(1,257)	(3,854)	(1,624)	—	(10,291)
Recoveries	1,061	260	121	99	14	283	—	1,838
Provision	(830)	1,292	11	804	3,795	1,241	3,030	9,343

Ending Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821

Ending Balance: Individually evaluated for impairment	$739	$31	$—	$—	$—	$140	$—	$910
Ending Balance: Collectively evaluated for impairment	13,724	5,300	504	3,214	542	2,597	$3,030	$28,911
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending Balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821

Loans and Leases:
Ending Balance: Individually evaluated for impairment	$18,375	$4,175	$—	$617	$501	$951	$—	$24,619
Ending Balance: Collectively evaluated for impairment	1,371,486	209,633	41,332	432,214	52,618	337,976	—	$2,445,259
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	411	—	$411

Ending Balance(1)	$1,389,861	$213,808	$41,332	$432,831	$53,119	$339,338	$—	$2,470,289

(1)	Excludes deferred costs

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $2.0 million and $1.1 million at December 31, 2015 and December 31, 2014, respectively. Lakeland analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the periods presented:

	For the year ended December 31, 2015			For the year ended December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	2	$1,458	$1,458	5	$4,146	$4,146
Commercial, industrial and other	3	1,934	1,934	2	285	285
Leases	1	14	14	—	—	—
Real estate - residential mortgage	—	—	—	5	1,238	1,238
Real estate - construction	1	396	396	—	—	—
Home equity and consumer	1	9	9	9	840	840

	8	$3,811	$3,811	21	$6,509	$6,509

The following table presents loans modified as TDRs within the previous 12 months from December 31, 2015 and 2014 that have defaulted during the subsequent twelve months:

	For the year ended December 31, 2015		For the year ended December 31, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	1	$32
Real estate - residential mortgage	—	—	1	354
Home equity and consumer	—	—	2	238

	—	$—	4	$624

Related Party Loans

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2015, loans to these related parties amounted to $28.4 million. There were new loans of $12.4 million to related parties and repayments of $11.6 million from related parties in 2015.

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2015, Lakeland had $1.2 million in mortgages held for sale compared to $592,000 as of December 31, 2014.

Leases

Gains (losses) on held for sale leasing assets are included in other income along with other miscellaneous leasing income typically recorded in Lakeland’s leasing business.

Future minimum lease payments of lease receivables are as follows (in thousands):

2015	$20,520
2016	16,554
2017	11,419
2018	5,977
2019	1,956
Thereafter	234

$56,660

Other Real Estate and Other Repossessed Assets

At December 31, 2015, Lakeland had other repossessed assets and other real estate owned of $49,000 and $934,000, respectively. The other real estate owned that the Company held at December 31, 2015 included $805,000 in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. At December 31, 2014, Lakeland had other repossessed assets and other real estate owned of $49,000 and $977,000, respectively. For the years ended December 31, 2015, 2014 and 2013, Lakeland had writedowns of $119,000, $135,000 and $0, respectively, on other real estate and other repossessed assets which are included in other real estate and repossessed asset expense in the Statement of Income.

NOTE 5 - PREMISES AND EQUIPMENT

	Estimated	December 31,
	useful lives	2015	2014
		(in thousands)
Land	Indefinite	$6,039	$6,319
Buildings and building improvements	10 to 50 years	35,469	34,951
Leasehold improvements	10 to 25 years	10,361	9,845
Furniture, fixtures and equipment	2 to 30 years	35,900	38,773

		87,769	89,888
Less accumulated depreciation and amortization		51,888	54,213

		$35,881	$35,675

Depreciation expense was $4.0 million, $3.9 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 6 – TIME DEPOSITS

At December 31, 2015, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2016	$218,887
2017	76,465
2018	39,038
2019	8,720
2020	198
Thereafter	13

$343,321

NOTE 7 - DEBT

Lines of Credit

As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. As of December 31, 2015 and 2014, there were no overnight borrowings from the FHLB. As of December 31, 2015, Lakeland also had overnight federal funds lines available for it to borrow up to $162.0 million. Lakeland had borrowed $115.0 million and $81.0 million against these lines as of December 31, 2015 and 2014, respectively. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2015 or 2014.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Short-term borrowings at December 31, 2015 and 2014 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

Federal funds purchased:	2015	2014	2013
	(dollars in thousands)
Balance at December 31	$115,000	$81,000	$50,000
Interest rate at December 31	0.65%	0.35%	0.37%
Maximum amount outstanding at any month-end during the year	$130,000	$117,000	$81,000
Average amount outstanding during the year	$22,734	$17,605	$8,424
Weighted average interest rate during the year	0.45%	0.39%	0.34%

Securities sold under agreements to repurchase:	2015	2014	2013
	(dollars in thousands)
Balance at December 31	$36,234	$27,935	$31,991
Interest rate at December 31	0.02%	0.02%	0.02%
Maximum amount outstanding at any month-end during the year	$40,140	$54,550	$48,315
Average amount outstanding during the year	$31,293	$38,192	$37,277
Weighted average interest rate during the year	0.03%	0.03%	0.03%

Other Borrowings

FHLB Debt

At December 31, 2015, advances from the FHLB totaling $221.9 million will mature within one to three years and are reported as other borrowings. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 1.38%.

At December 31, 2014, Lakeland had advances from the FHLB totaling $132.5 million maturing within one to four years and reported as other borrowings. These advances were collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 1.52%.

FHLB debt matures as follows (in thousands):

2016	$67,798
2017	87,355
2018	66,752

$221,905

Long-term Securities Sold Under Agreements to Repurchase

At December 31, 2015, Lakeland had $50.0 million in long-term securities sold under agreements to repurchase compared to $70.0 million at December 31, 2014. These borrowings were able to be called at various dates starting in 2009. These borrowings are collateralized by certain securities. The borrowings had a weighted average interest rate of 2.80% and 2.14% on December 31, 2015 and December 31, 2014, respectively. During the third quarter of 2015, Lakeland prepaid $20.0 million of its long-term securities sold under agreements to repurchase that had a rate of 4.44% and incurred a prepayment penalty of $2.4 million. These long-term securities sold under agreements to repurchase mature as follows (in thousands):

2016	$10,000
2017	—
2018	30,000
Thereafter	10,000

$50,000

The above FHLB debt and long-term securities sold under agreements to repurchase are collateralized by certain securities. At times the market value of securities collateralizing our borrowings may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional securities to meet that margin call. As of December 31, 2015, the Company had $109.1 million in securities pledged for its short-term and long-term securities sold under agreements to repurchase, including $61.5 million in mortgage backed securities and $47.6 million in U.S. government agency securities.

Subordinated Debentures

In May 2007, the Company issued $20.6 million of junior subordinated debentures due August 31, 2037 to Lakeland Bancorp Capital Trust IV, a Delaware business trust. The distribution rate on these securities was 6.61% for 5 years and floats at LIBOR plus 152 basis points thereafter. The debentures are the sole asset of the Trust. The Trust issued 20,000 shares of trust preferred securities, $1,000 face value, for total proceeds of $20.0 million. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities are callable by the Company on or after August 1, 2012, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2037. On August 3, 2015, the Company acquired and extinguished $10.0 million of Lakeland Bancorp Capital Trust IV debentures and recorded a $1.8 million gain on the extinguishment of debt. The interest rate on this debenture floated at LIBOR plus 152 basis points and had a rate of 1.80% at the time of extinguishment.

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

NOTE 9 - INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current tax provision	$16,991	$15,193	$12,286
Deferred tax (benefit) provision	(824)	(34)	164

Total provision for income taxes	$16,167	$15,159	$12,450

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Federal income tax, at statutory rates	$17,028	$16,201	$13,097
Increase (deduction) in taxes resulting from:
Tax-exempt income	(1,467)	(1,387)	(1,370)
State income tax, net of federal income tax effect	132	337	339
Other, net	474	8	384

Provision for income taxes	$16,167	$15,159	$12,450

The net deferred tax asset consisted of the following:

	December 31,
	2015	2014

Deferred tax assets:	(in thousands)
Allowance for loan and lease losses	$13,445	$13,014
Share based compensation plans	857	686
Purchase accounting fair market value adjustments	431	694
Non-accrued interest	632	554
Deferred compensation	2,207	1,814
Other than temporary impairment loss on investment securities	255	255
Unfunded pension benefits	9	9
Other, net	579	537

Deferred tax assets	18,415	17,563

Deferred tax liabilities:
Core deposit intangible from acquired companies	631	800
Undistributed income from subsidiary not consolidated for tax return purposes (REIT).	845	724
Deferred loan costs	1,433	1,407
Prepaid expenses	549	460
Depreciation and amortization	1,440	1,438
Deferred gain on securities	194	194
Unrealized gains on securities available for sale	622	862
Other	591	633

Deferred tax liabilities	6,305	6,518

Net deferred tax assets, included in other assets	$12,110	$11,045

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2015 will be realized.

The Company evaluates tax positions that may be uncertain using a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company had an unrecognized tax benefit of $111,000 as of December 31, 2013. In 2014, the Company reevaluated this unrecognized tax benefit and concluded that based on current information the tax position that it has taken is more-likely-than-not to be upheld. Therefore, the Company recognized the tax benefit in the fourth quarter of 2014.

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2012 or to state and local examinations by tax authorities for the years before 2011.

NOTE 10 - EARNINGS PER SHARE

The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock. The following tables present the computation of basic and diluted earnings per share for the periods presented.

Year ended December 31, 2015
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$32,481	37,844	$0.86
Less: earnings allocated to participating securities	(263)		(0.01)

Net income available to common shareholders	$32,218	37,844	$0.85
Effect of dilutive securities
Stock options and restricted stock	—	149	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$32,218	37,993	$0.85

There were no antidilutive options to purchase common stock to be excluded from the above computation.

Year ended December 31, 2014
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$31,129	37,749	$0.82
Less: earnings allocated to participating securities	(222)		0.00

Net income available to common shareholders	$30,907	37,749	$0.82
Effect of dilutive securities
Stock options and restricted stock	—	120	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$30,907	37,869	$0.82

Options to purchase 115,831 shares of common stock at a weighted average of $12.06 per share were not included in the computation of diluted earnings per share because the option price and the grant date price were greater than the average market price during the period.

Year ended December 31, 2013
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$24,969	34,742	$0.72
Less: earnings allocated to participating securities	(178)		(0.01)

Net income available to common shareholders	$24,791	34,742	$0.71
Effect of dilutive securities
Stock options and restricted stock	—	160	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$24,791	34,902	$0.71

Options to purchase 358,340 shares of common stock at a weighted average of $11.91 per share were not included in the computation of diluted earnings per share because the option price and the grant date price were greater than the average market price during the period.

NOTE 11 - EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $600,000 a year for each of the years ended 2015, 2014, and 2013.

Benefit Obligations from Somerset Hills Acquisition

Somerset Hills, acquired by the Company in 2013, entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its former Chief Executive Officer and its Chief Financial Officer which entitles them to a benefit of $48,000 and $24,000, respectively, per year for 15 years after the earlier of retirement or death. The beneficiary of the Chief Financial Officer is currently being paid out under the plan. As of December 31, 2015 and 2014, the Company has a liability of $745,000 and $675,000, respectively, for these SERPs and has recognized an expense of $95,000, $109,000 and $50,000 in 2015, 2014 and 2013, respectively.

Retirement Savings Plans (401(k) plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 50% of the employee’s contributions. The Company’s contributions in 2015, 2014 and 2013 totaled $760,000, $740,000 and $715,000, respectively.

Pension Plan

Newton Trust Company, acquired by the Company in 2004, had a defined benefit pension plan (the Plan) that was frozen prior to the acquisition by the Company. All participants of the Plan ceased accruing benefits as of that date.

In 2014, the Company filed appropriate forms with the Internal Revenue Service and the Pension Benefit Guaranty Corporation to terminate the Plan and awaited approval from both entities. As a result of the Company’s intent to terminate the plan, the Company changed the portfolio allocation of the plan to minimize the fluctuation of the market value of the Plan’s assets. The Company also recorded a realized loss for the difference between the plan assets and the estimated payout of the plan of approximately $293,000 in 2014 and $238,000 in 2015.

In 2015, the Company received the requisite approvals and terminated the plan. The Company made lump sum payments totaling $2.6 million as a result of this termination.

The following table shows the fair value and the portfolio allocations of the assets in the Plan by type of investment as of December 31, 2014 (dollars in thousands):

	December 31, 2014
	Market Value	Percent of Assets
Cash and cash equivalents	$519	26%
Fixed Income Mutual funds	976	48%
U.S. Large-Cap funds	525	26%

	$2,020	100%

The accumulated benefit obligation as of December 31 is as follows:

(in thousands)	2015	2014
Accumulated postretirement benefit obligation	$2,334	$2,027
Interest Cost	14	94
Actuarial loss	213	401
Divestiture Curtailments or settlements	(2,508)	—
Estimated benefit payments	(53)	(188)

Total accumulated postretirement benefit obligation	—	2,334
Fair value of plan assets beginning of period	2,020	1,987
Return on plan assets	9	61
Benefits paid	(2,561)	(188)
Contribution	532	160

Fair value of plan assets at end of year	—	2,020
Funded status	—	(314)
Unrecognized net actuarial loss	—	—

Liability	$—	$(314)

Accumulated benefit obligation	$—	$2,334

The components of net periodic pension cost are as follows:

(in thousands)	2015	2014	2013
Amortization of actuarial loss	$84	$39	$82
Interest cost on APBO	14	94	90
Expected return on plan assets	(74)	(95)	(72)

Net periodic postretirement cost	$24	$38	$100

In 2014, as a result of the pending termination of the Plan, the benefit obligation was determined by calculating the lump sum amounts payable under the terms of the plan assuming a December 1, 2015 distribution date and discounted to December 31, 2014 using the one year Citigroup Pension Liability Index of 0.65%. Annuity liabilities were calculated using an interest rate of 2.40%. The expected return on plan assets was not relevant due to the pending termination of the Plan.

Deferred Compensation Arrangements

High Point Financial Corp., a bank holding company acquired in 1999, had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and its subsidiary, the National Bank of Sussex County. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2015, 2014 and 2013, there were expenses related to this plan of $4,000, $16,000 and $3,000, respectively. As of December 31, 2015 and 2014, the accrued liability for these plans was $241,000 and $267,000, respectively.

Supplemental Executive Retirement Plans

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its former CEO that provides annual retirement benefits of $150,000 a year for a 15 year period when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for a 15 year period when the CEO reaches the age of 65. In November 2008, the Company entered into a SERP with its Regional President and Chief Operating Officer that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. In December 2014, the Company entered into a SERP with a Regional President that provides $84,500 a year for a 15 year period upon his reaching the age of 66 in November 2016. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2015, 2014 and 2013, the Company recorded compensation expense of $814,000, $359,000 and $247,000, respectively, for these plans.

Deferred Compensation Agreement

In February 2015, the Company entered into a Deferred Compensation Agreement with its CEO where it would contribute $16,500 monthly into a deferral account which would earn interest at an annual rate of the Company’s prior year Return On Equity, provided that the Company’s return on equity remained in a range of 0% to 15%. The Company has agreed to make such contributions each month that the CEO is actively employed from February 2015 through December 31, 2022. The expense incurred in 2015 and the accrued liability at December 31, 2015 was $188,000. Following the CEO’s normal retirement date, he shall be paid out in 180 consecutive monthly installments.

Elective Deferral Plan

In March 2015, the Company established an Elective Deferral Plan for eligible executives in which the executive may elect to contribute a portion of his base salary and bonus to a deferral account which will earn an interest rate of 75% of the Company’s prior year return on equity provided that the return on equity remains in the range of 0% to 15%. The Company recorded an expense of $3,000 in 2015, and had a liability recorded of $190,000 at December 31, 2015.

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

	December 31,
	2015	2014
	(in thousands)
Accrued plan cost included in other liabilities	$702	$743

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income
Net actuarial gain	($41)	($141)
Unrecognized prior service cost	—	—

Amounts not recognized as a component of net postretirement benefit (benefit)	($41)	($141)

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$19	$26	$29
Interest cost	46	39	36
Amortization of prior service cost	13	14	21

	$78	$79	$86

A discount rate of 3.87% and 3.52% was assumed in the plan valuation for 2015 and 2014, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2016	$75
2017	70
2018	75
2019	63
2020	62
2021 - 2025	188

The Company expects its contribution to the director’s retirement plan to be $75,000 in 2016.

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2016 is $13,000.

NOTE 13- STOCK-BASED COMPENSATION

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

As of December 31, 2015 and 2014, 111,829 and 140,772 options granted to directors were outstanding, respectively.

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

Risk-free interest rates	0.04% - 1.55%
Expected dividend yield	2.82%
Expected volatility	13% - 47%
Expected lives (years)	3 months - 7 years
Weighted average fair value of options granted	$3.79

As of December 31, 2015 and 2014, there were 64,057 and 84,043 options outstanding, respectively, under these plans.

As of December 31, 2015 and 2014, outstanding options to purchase common stock granted to key employees were 0 and 86,890, respectively.

Excess tax benefits of stock based compensation were $59,000, $70,000 and $142,000 for the years 2015, 2014 and 2013, respectively.

A summary of the status of the Company’s option plans as of December 31, 2015 and the changes during the year ending on that date is represented below.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	311,705	$9.69		$681,861
Granted	—	—
Exercised	(16,918)	7.34
Expired	(86,110)	12.13
Forfeited	(32,785)	11.48

Outstanding, end of year	175,892	$8.38	5.03	$602,236

Options exercisable at year-end	154,891	$8.22	4.70	$552,308

A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2015 and changes for the year then ended is presented below.

Non-vested Options	Shares	Weighted-Average Grant-date Fair Value
Non-vested, January 1, 2015	31,501	$3.31
Granted	—	—
Vested	(10,500)	3.31

Non-vested, December 31, 2015	21,001	$3.31

As of December 31, 2015, there was $49,000 of unrecognized compensation expense related to unvested stock options under the 2009 Equity Compensation Program. Compensation expense recognized for stock options was $35,000, $42,000 and $72,000 for 2015, 2014 and 2013, respectively.

The aggregate intrinsic values of options exercised in 2015 and 2014 were $68,000 and $44,000, respectively. Exercise of stock options during 2015 and 2014 resulted in cash receipts of $124,000 and $89,000, respectively. The total fair value of options that vested in 2015 and 2014 were $35,000 and $52,000, respectively.

In 2013, the Company granted 109,391 shares of restricted stock at a grant date fair value of $9.41 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $206,000 per year for the next five years. In 2014, the Company granted 1,942 shares of restricted stock at a grant date fair value of $11.21 per share under the Company’s 2009 equity compensation program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $4,000 per year for the next five years. No restricted stock was granted in 2015.

Information regarding the Company’s restricted stock for the year ended December 31, 2015 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2015	160,284	$9.21
Granted	—	—
Vested	(86,696)	9.11
Forfeited	(88)	9.39

Outstanding, December 31, 2015	73,500	$9.33

The total fair value of the restricted stock vested during the year ended December 31, 2015 was approximately $1.0 million. Compensation expense recognized for restricted stock was $497,000, $707,000 and $823,000 in 2015, 2014 and 2013, respectively. There was approximately $188,000 in unrecognized compensation expense related to restricted stock grants as of December 31, 2015, which is expected to be recognized over a period of 1.4 years.

In 2015, the Company granted 137,009 RSUs at a weighted average grant date fair value of $11.08 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these restricted stock units is expected to average approximately $506,000 per year over a three year period. Compensation expense for restricted stock units was $1.1 million in 2015. In 2014, the Company granted 127,791 RSUs at a weighted average grant date fair value of $10.65 per share under the

Company’s 2009 equity compensation program. Compensation expense on these restricted stock units is expected to average approximately $453,000 per year over a three year period. Compensation expense for restricted stock units was $1.1 million and $641,000 in 2015 and 2014, respectively. There was approximately $1.1 million in unrecognized compensation expense related to restricted stock units as of December 31, 2015, which is expected to be recognized over a period of 1.5 years.

Information regarding the Company’s RSUs and changes during the year ended December 31, 2015 is as follows:

	Number of shares	Weighted average price
Outstanding, January 1, 2015	98,535	$10.64
Granted	137,009	11.08
Vested	(33,919)	11.03
Forfeited	(715)	10.78

Outstanding, December 31, 2015	200,910	$10.87

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

Lakeland is obligated under various non-cancelable operating leases on building and land used for office space and banking purposes. These leases contain renewal options and escalation clauses. Rent expense under long-term operating leases amounted to approximately $2.7 million, $2.7 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, including rent expense to related parties of $143,000 in 2015, $139,000 in 2014, and $180,000, in 2013. At December 31, 2015, the minimum commitments under all noncancellable leases with remaining terms of more than one year and expiring through 2033 are as follows (in thousands):

Year
2016	$2,608
2017	2,283
2018	2,043
2019	1,835
2020	1,612
Thereafter	14,367

$24,748

Litigation

Certain former shareholders of Pascack Bancorp, Inc. brought a purported class action (the “Action”) in the Superior Court of New Jersey, Bergen County, in connection with the merger of Pascack Bancorp with and into the Company, and the merger of Pascack Community Bank with and into Lakeland Bank. The complaint alleged that the Company had aided and abetted the individual defendants (former board members of Pascack Bancorp) in their alleged breaches of fiduciary duty. The parties reached an agreement-in-principle concerning the proposed settlement of the Action on December 1 and December 2, 2015. The mergers were consummated on January 7, 2016. The parties have agreed to a stipulation of settlement which is pending court approval.

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2015	2014
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$773,058	$621,305
Standby letters of credit and financial guarantees written	11,060	10,449

At December 31, 2015 and 2014 there were $8,000 and $19,000, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2015 and 2014 varies based on management’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2015 is $11.1 million and they expire through 2024. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2015, Lakeland had $773.1 million in loan and lease commitments, with $570.2 million maturing within one year, $141.7 million maturing after one year but within three years, $6.5 million maturing after three years but within five years, and $54.7 million maturing after five years. As of December 31, 2015, Lakeland had $11.1 million in standby letters of credit, with $9.4 million maturing within one year, $1.6 million maturing after one year but within three years, and $80,000 maturing after five years.

Lakeland grants loans primarily to customers in its immediately adjacent suburban counties which include Bergen, Morris, Passaic, Sussex, Warren, Somerset, Union and Essex counties in Northern and Central New Jersey, the Hudson Valley region in New York State, and surrounding areas. Certain of Lakeland’s consumer loans and lease customers are more diversified nationally. Although Lakeland has a diversified loan portfolio, a large portion of its loans are secured by commercial or residential real property. Although Lakeland has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy. Commercial and standby letters of credit were granted primarily to commercial borrowers.

NOTE 16 - COMPREHENSIVE INCOME

The Company reports comprehensive income in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

	Year ended December 31, 2015
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(375)	$155	$(220)
Less reclassification adjustment for net gains realized in net income	241	(84)	157

Net unrealized losses on available for sale securities	(616)	239	(377)
Change in pension liabilities	3	1	4

Other comprehensive loss, net	$(613)	$240	$(373)

	Year ended December 31, 2014
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$9,663	$(3,483)	$6,180
Less reclassification adjustment for net gains realized in net income	3	(1)	2

Net unrealized gains on available for sale securities	9,660	(3,482)	6,178
Change in pension liabilities	31	(11)	20

Other comprehensive income, net	$9,691	$(3,493)	$6,198

	Year ended December 31, 2013
	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(dollars in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(13,675)	$4,985	$(8,690)
Less reclassification adjustment for net gains realized in net income	839	(330)	509

Net unrealized losses on available for sale securities	(14,514)	5,315	(9,199)
Change in pension liabilities	866	(278)	588

Other comprehensive loss, net	$(13,648)	$5,037	$(8,611)

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Unrealized Gains and Losses on Available- for-sale Securities			Unrealized Gains and Losses on Available- for-sale Securities			Unrealized Gains and Losses on Available- for-sale Securities
		Pension Items	Total		Pension Items	Total		Pension Items	Total
	(in thousands)
Beginning Balance	$1,531	($8)	$1,523	($4,647)	($28)	($4,675)	$4,552	($616)	$3,936

Other comprehensive income (loss) before classifications	(220)	4	(216)	6,180	20	6,200	(8,690)	588	(8,102)
Amounts reclassified from accumulated other comprehensive income	(157)	—	(157)	(2)	—	(2)	(509)	—	(509)

Net current period other comprehensive income (loss)	(377)	4	(373)	6,178	20	6,198	(9,199)	588	(8,611)
Ending balance	$1,154	($4)	$1,150	$1,531	($8)	$1,523	($4,647)	($28)	($4,675)

*	All amounts are net of tax.

NOTE 17 - FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the year ended December 31, 2015 and 2014, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:		(in thousands	)
Investment securities, available for sale
U.S. treasury and government agencies	$4,888	$92,245		$—	$97,133
Mortgage-backed securities	—	289,572		—	289,572
Obligations of states and political subdivisions	—	36,498		—	36,498
Corporate debt securities	—	501		—	501
Equity securities	5,052	13,593		—	18,645

Total securities available for sale	9,940	432,409		—	442,349
Other Assets(a)	—	1,518		—	1,518

Total Assets	$9,940	$433,927		$—	$443,867

Other Liabilities(a)	$—	$1,518		$—	$1,518

Total Liabilities	$—	$1,518		$—	$1,518

(a)	Non-hedging interest rate derivatives

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$8,321	$85,599	$—	$93,920
Mortgage backed securities	—	314,931	—	314,931
Obligations of states and political subdivisions	—	30,519	—	30,519
Corporate debt securities	—	505	—	505
Equity securities	4,154	13,420	—	17,574

Total securities available for sale	12,475	444,974	—	457,449
Other Assets(a)	—	37	—	37

Total Assets	$12,475	$445,011	$—	$457,486

Other Liabilities(a)	$—	$37	$—	$37

Total Liabilities	$—	$37	$—	$37

(a)	Non-hedging interest rate derivatives

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2015	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$26,006	$26,006
Loans held for sale	—	1,233	—	1,233
Other real estate owned and other repossessed assets	—	—	983	983

December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$25,693	$25,693
Loans held for sale	—	592	—	592
Other real estate owned and other repossessed assets	—	—	1,026	1,026

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

The Company has a held for sale loan portfolio that consists of residential mortgages that are being sold in the secondary market. The Company records these mortgages at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2015 and December 31, 2014 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $6.3 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments that management performs a credit analysis on before investing in these securities.

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

The net loan portfolio at December 31, 2015 and December 31, 2014 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate for new loans with similar credit risk. The valuation of our loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2015 and December 31, 2014:

December 31, 2015	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Investment securities held to maturity	$116,740	$117,594	$—	$110,293	$7,301
Federal Home Loan and other membership bank stock	14,087	14,087	—	14,087	—
Loans and leases, net	2,934,326	2,930,188	—	—	2,930,188

Financial Liabilities:
Certificates of Deposit	343,321	341,998	—	341,998	—
Other borrowings	271,905	275,409	—	275,409	—
Subordinated debentures	31,238	24,366	—	—	24,366

December 31, 2014
Financial Assets:
Investment securities held to maturity	$107,976	$109,030	$—	$103,916	$5,114
Federal Home Loan and other membership bank stock	9,846	9,846	—	9,846	—
Loans and leases, net	2,623,142	2,624,581	—	—	2,624,581

Financial Liabilities:
Certificates of Deposit	279,962	279,439	—	279,439	—
Other borrowings	202,498	205,343	—	205,343	—
Subordinated debentures	41,238	30,929	—	—	30,929

NOTE 18 - DERIVATIVES

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of December 31, 2015 and 2014, Lakeland had $2.5 million and $505,000, respectively, in securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

December 31, 2015	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$35,664	14.6	4.540%	1 Mo Libor + 2.00	($1,518)
Customer interest rate swaps	(35,664)	14.6	4.540%	1 Mo Libor + 2.00	1,518

December 31, 2014	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
3rd party interest rate swaps	$17,279	5.7	3.840%	1 Mo Libor + 2.21	($37)
Customer interest rate swaps	(17,279)	5.7	3.840%	1 Mo Libor + 2.21	$37

NOTE 19 - REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $281.5 million was available for payment of dividends from Lakeland to the Company as of December 31, 2015.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2015, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer will be phased-in starting with 0.625% in 2016 and increasing by 0.625% annually until it reaches 2.5% in 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules implement strict eligibility criteria for regulatory capital instruments. The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements to be phased in over a multi-year schedule through January 1, 2019. As of December 31, 2015, the Company and Lakeland met all of the requirements under the new rules on a fully phased-in basis, if such requirements were in effect.

As of December 31, 2015 and 2014, the Company and Lakeland have the following capital ratios based on the then current regulations:

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2015
Total capital (to risk-weighted assets)
Company	$351,779	11.61%	≥	$242,299	≥	8.00%		N/A		N/A
Lakeland	328,574	10.87		241,880		8.00	≥	$302,350	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$318,867	10.53%	≥	$181,724	≥	6.00%		N/A		N/A
Lakeland	295,662	9.78		181,410		6.00	≥	$241,880	≥	8.00%

Common equity Tier 1 capital (to risk-weighted assets)
Company	$288,867	9.54%	≥	$136,293	≥	4.50%		N/A		N/A
Lakeland	295,662	9.78		136,057		4.50	≥	$196,527	≥	6.50%

Tier 1 capital (to average assets)
Company	$318,867	8.70%	≥	$146,594	≥	4.00%		N/A		N/A
Lakeland	295,662	8.08		146,453		4.00	≥	$183,066	≥	5.00%

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2014
Total capital (to risk-weighted assets)
Company	$337,597	12.98%	≥	$208,024	≥	8.00%		N/A		N/A
Lakeland	314,047	12.10		207,714		8.00	≥	$259,642	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Company	$305,814	11.76%	≥	$104,012	≥	4.00%		N/A		N/A
Lakeland	282,267	10.87		103,857		4.00	≥	$155,785		≥ 6.00%

Common equity Tier 1 capital (to risk-weighted assets)
Company	N/A	N/A		N/A		N/A		N/A		N/A
Lakeland	N/A	N/A		N/A		N/A		N/A		N/A

Tier 1 capital (to average assets)
Company	$305,814	9.08%	≥	$134,760	≥	4.00%		N/A		N/A
Lakeland	282,267	8.39		134,614		4.00	≥	$168,268		≥ 5.00%

NOTE 20 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has goodwill of $110.0 million at December 31, 2015 and December 31, 2014, which includes $22.9 million from the Somerset Hills acquisition and $87.1 million from prior acquisitions. The Company recorded $2.7 million in Core Deposit Intangible from the Somerset Hills Acquisition in 2013. Core Deposit Intangible was $1.5 million on December 31, 2015 compared to $2.0 million on December 31, 2014. The Company recorded $415,000 in core deposit amortization in 2015 compared to $464,000 and $288,000 in 2014 and 2013, respectively.

The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the year ended:
2016	$366
2017	316
2018	267
2019	218
2020	168

NOTE 21 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY:

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and due from banks	$15,921	$11,893
Investment securities, available for sale	5,060	4,162
Investment securities, held to maturity	1,000	—
Investment in subsidiaries	406,538	395,664
Other assets	3,265	9,344

TOTAL ASSETS	$431,784	$421,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$30	$387
Subordinated debentures	31,238	41,238
Total stockholders’ equity	400,516	379,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$431,784	$421,063

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
INCOME
Dividends from subsidiaries	$23,376	$16,581	$20,916
Other income	1,987	102	1,640

TOTAL INCOME	25,363	16,683	22,556

EXPENSE
Interest on subordinated debentures	1,009	1,068	1,286
Noninterest expenses	605	313	2,551

TOTAL EXPENSE	1,614	1,381	3,837

Income before benefit for income taxes	23,749	15,302	18,719
Income taxes provision (benefit)	67	(447)	(722)

Income before equity in undistributed income of subsidiaries	23,682	15,749	19,441
Equity in undistributed income of subsidiaries	8,799	15,380	5,528

Net Income Available to Common Shareholders	$32,481	$31,129	$24,969

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,481	$31,129	$24,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share based compensation	—	—	895
Gain on securities	(29)	—	(359)
Gain on early extinguishment	(1,830)	—	(1,197)
Decrease (increase) in other assets	3,861	(174)	(954)
Increase (decrease) in other liabilities	176	(46)	25
Equity in undistributed income of subsidiaries	(8,799)	(15,380)	(5,528)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,860	15,529	17,851

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in acquisition	—	—	(6,233)
Purchases of available for sale securities	(56)	(471)	(415)
Purchases of held to maturity securities	(1,000)	—	—
Sale of land held for sale	—	60	—
Proceeds from sale of securities, available for sale	29	—	654

NET CASH USED IN INVESTING ACTIVITIES	(1,027)	(411)	(5,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common and preferred stock	(12,586)	(10,836)	(8,152)
Issuance of stock to the dividend reinvestment and stock purchase plan	—	77	186
Proceeds on issuance of stock, net	22	—	—
Redemption of subordinated debentures, net	(8,170)	—	(9,113)
Retirement of Restricted stock	(254)	(104)	—
Excess tax benefits	59	70	142
Exercise of stock options	124	90	2,209

NET CASH USED IN FINANCING ACTIVITIES	(20,805)	(10,703)	(14,728)

Net increase (decrease) in cash and cash equivalents	4,028	4,415	(2,871)
Cash and cash equivalents, beginning of year	11,893	7,478	10,349

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,921	$11,893	$7,478

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lakeland Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 15, 2016

ITEM 9 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

ITEM 9A	- Controls and Procedures.

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

Based on their evaluation as of December 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that because of the material weakness described below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of such date in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were not operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter management identified a material weakness in internal controls over the completeness and accuracy of the information used to determine the qualitative component of the allowance for loan and lease losses estimate. This material weakness in internal controls occurred due to the control operator not executing the review control, as designed, of the completeness and accuracy of the information used in the qualitative component of the allowance for loan and lease losses estimate as of December 31, 2015. No restatement of prior period financial statements and no change in previously issued financial results were required as a result of this weakness in internal control. Management has taken steps to remediate this weakness by enhancing review controls, including adding an additional independent level of review over the information used to determine the qualitative component in the allowance for loan and lease losses estimation process. As of December 31, 2015, based on management’s assessment, the Company’s internal control over financial reporting was ineffective.

Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2015. Their report, dated March 15, 2016, expressed an adverse opinion on our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Except for the foregoing, there was no change in the Company’s internal control over financial reporting in the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lakeland Bancorp, Inc.:

We have audited the internal control over financial reporting of Lakeland Bancorp, Inc. (a New Jersey Corporation) and its subsidiaries’ (the Company) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to internal controls over the completeness and accuracy of the information used to determine the qualitative component of the allowance for loan and lease losses estimate has been identified during the fourth quarter and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to remedial actions taken after December 31, 2015, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 15, 2016

ITEM 9B - Other Information.

None.

PART III

ITEM 10 - Directors, Executive Officers and Corporate Governance.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program and the Company’s 2009 Equity Compensation Program as of December 31, 2015. These plans were the Company’s only equity compensation plans in existence as of December 31, 2015. The 2009 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2009 Equity Compensation Programs.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column(a))
Equity Compensation Plans Approved by Shareholders	386,245	$9.16	1,616,644
Equity Compensation Plans Not Approved by Shareholders	—	—	—
TOTAL	386,245	$9.16	1,616,644

The number in column (a) does not include a total of 64,057 shares of Lakeland common stock that are issuable upon the exercise of options assumed in the Somerset Hills merger with a weighted average exercise price of $7.01.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders.

ITEM 14 - Principal Accounting Fees and Services.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2015 and 2014.

(ii)	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2015.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

(vii)	Report of Former Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

2.1	Agreement and Plan of Merger, dated as of January 28, 2013, by and between the Registrant and Somerset Hills Bancorp, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

2.2	Agreement and Plan of Merger, dated as of August 3, 2015, by and between the Registrant and Pascack Bancorp, Inc., is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2015.

2.3	Agreement and Plan of Merger, dated as of February 17, 2016, by and among the Registrant, Lakeland Bank and Harmony Bank, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2016.

3.1	Registrant’s Restated Certificate of Incorporation, dated May 19, 2005, including Certificate of Amendment dated February 4, 2009 to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

3.2	Certificate of Amendment, dated January 29, 2009, to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2009.

3.3	Certificate of Amendment, dated May 8, 2013, to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2013.

3.4	Registrant’s Amended and Restated Bylaws are incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.

10.2	Lakeland Bancorp, Inc. 2009 Equity Compensation Program, as amended and restated effective February 27, 2014, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2014.

10.3	Employment Agreement, dated as of April 2, 2008 and executed on May 22, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.4	Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.5	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Change of Control Agreement dated March 7, 2001, among Lakeland Bancorp, Inc. Lakeland Bank and Jeffrey J. Buonforte is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley, Robert A. Vandenbergh and Jeffrey J. Buonforte are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	Change of Control Agreement dated April 7, 2004, among Lakeland Bancorp, Inc. Lakeland Bank and James R. Noonan is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.10	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.11	Change in Control, Severance and Employment Agreement, dated as of November 24, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.12	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.
10.13	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.14	First Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.15	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.16	Supplemental Executive Retirement Plan Agreement, effective as of December 23, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.17	Amendment No. 3 to Salary Continuation Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.18	Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.19	Employment Agreement, dated as of January 28, 2013, by and among the Registrant, Lakeland Bank and Stewart E. McClure, Jr., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

10.20	Amendatory Agreement, dated as of January 28, 2013 to the Amended and Restated Supplemental Executive Retirement Plan, among Somerset Hills Bancorp, Somerset Hills Bank and Stewart E. McClure, Jr., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2013.

10.21	Somerset Hills Bancorp 1998 Combined Stock Option Plan is incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.22	Somerset Hills Bancorp 2001 Combined Stock Option Plan is incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.23	Somerset Hills Bancorp 2007 Equity Incentive Plan is incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.24	Somerset Hills Bancorp 2012 Equity Incentive Plan is incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.25	Third Amendatory Agreement to Change of Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.26	Change of Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.27	Supplemental Executive Retirement Plan Agreement, dated as of December 26, 2014, among Lakeland Bancorp, Inc., Lakeland Bank and Stewart E. McClure, Jr., is incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.28	Deferred Compensation Agreement, dated February 27, 2015, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2015.

10.29	Lakeland Bancorp, Inc. Elective Deferral Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2015.

10.30	Amendment, dated August 7, 2015, to Employment Agreement, dated April 2, 2008 and executed May 22, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.31	Amendment, dated August 7, 2015, to Change in Control Agreement, dated March 1, 2001, as amended by agreements dated March 10, 2003 and December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.32	Amendment, dated August 7, 2015, to Change in Control Agreement, dated March 1, 2001, as amended by agreements dated March 10, 2003 and December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.33	Amendment, dated August 7, 2015, to Change in Control Agreement, dated June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.34	Amendment, dated August 7, 2015, to Change in Control Agreement, dated November 24, 2008, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.35	Amendment, dated August 7, 2015, to Change in Control Agreement, dated March 7, 2001, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and Jeffrey J. Buonforte, is incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.36	Amendment, dated August 7, 2015, to Change in Control Agreement, dated April 7, 2004, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and James R. Noonan, is incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.37	Amendment, dated August 7, 2015, to Change in Control Agreement, dated October 31, 2013, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.38	Amendatory Agreement, dated as of December 26, 2014, to the Employment Agreement, dated as of January 28, 2013, amended on May 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Steward E. McClure, Jr.

12.1	Statement of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 15, 2016	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce D. Bohuny* Bruce D. Bohuny	Director	March 15, 2016

/s/ Mary Ann Deacon* Mary Ann Deacon	Director	March 15, 2016

/s/ Edward B. Deutsch* Edward B. Deutsch	Director	March 15, 2016

/s/ Brian Flynn* Brian Flynn	Director	March 15, 2016

/s/ Mark J. Fredericks* Mark J. Fredericks	Director	March 15, 2016

/s/ Janeth C. Hendershot* Janeth C. Hendershot	Director	March 15, 2016

/s/ Lawrence R. Inserra, Jr.* Lawrence R. Inserra, Jr.	Director	March 15, 2016

/s/ Thomas J. Marino* Thomas J. Marino	Director	March 15, 2016

/s/ Robert E. McCracken* Robert E. McCracken	Director	March 15, 2016

/s/ Robert B. Nicholson, III* Robert B. Nicholson, III	Director	March 15, 2016

/s/ Joseph P. O’Dowd* Joseph P. O’Dowd	Director	March 15, 2016

/s/ Thomas J. Shara Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2016

Signature	Capacity	Date

/s/ Stephen R. Tilton, Sr.* Stephen R. Tilton, Sr.	Director	March 15, 2016

/s/ Joseph F. Hurley Joseph F. Hurley	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016

*By:	/s/ Thomas J. Shara	March 15, 2016
Thomas J. Shara Attorney-in-Fact