Form 10-Q
period 2016-03-31
LAKELAND BANCORP INC
filed 2016-05-10
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 41,240,992 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http://www.sec.gov.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31,
	(unaudited)	2015
	(dollars in thousands except share and per share amounts)
ASSETS:
Cash	$188,414	$113,894
Interest-bearing deposits due from banks	25,205	4,599

Total cash and cash equivalents	213,619	118,493

Investment securities available for sale, at fair value	441,147	442,349
Investment securities held to maturity; fair value of $118,357 at March 31, 2016 and $117,594 at December 31, 2015	115,796	116,740
Federal Home Loan Bank and other membership bank stock, at cost	16,193	14,087
Loans held for sale	1,150	1,233
Loans, net of deferred costs (fees)	3,366,372	2,965,200
Less: allowance for loan and lease losses	30,553	30,874

Net loans	3,335,819	2,934,326
Premises and equipment, net	49,929	35,881
Accrued interest receivable	10,658	9,208
Goodwill	125,443	109,974
Other identifiable intangible assets	2,891	1,545
Bank owned life insurance	65,769	65,361
Other assets	25,819	20,353

TOTAL ASSETS	$4,404,233	$3,869,550

LIABILITIES
Deposits:
Noninterest bearing	$774,487	$693,741
Savings and interest-bearing transaction accounts	2,204,356	1,958,510
Time deposits $250 thousand and under	348,825	270,623
Time deposits over $250 thousand	134,968	72,698

Total deposits	3,462,636	2,995,572
Federal funds purchased and securities sold under agreements to repurchase	128,841	151,234
Other borrowings	310,031	271,905
Subordinated debentures	31,238	31,238
Other liabilities	24,612	19,085

TOTAL LIABILITIES	3,957,358	3,469,034

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 41,240,824 shares at March 31, 2016 and 37,906,481 shares at December 31, 2015	424,101	386,287
Retained earnings	17,662	13,079
Accumulated other comprehensive income	5,112	1,150

TOTAL STOCKHOLDERS’ EQUITY	446,875	400,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,404,233	$3,869,550

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$34,121	$27,896
Federal funds sold and interest-bearing deposits with banks	75	12
Taxable investment securities and other	2,962	2,674
Tax-exempt investment securities	413	410

TOTAL INTEREST INCOME	37,571	30,992

INTEREST EXPENSE
Deposits	2,205	1,283
Federal funds purchased and securities sold under agreements to repurchase	38	22
Other borrowings	1,478	1,169

TOTAL INTEREST EXPENSE	3,721	2,474

NET INTEREST INCOME	33,850	28,518
Provision for loan and lease losses	1,075	870

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	32,775	27,648
NONINTEREST INCOME
Service charges on deposit accounts	2,442	2,340
Commissions and fees	979	1,307
Gains on sales of investment securities	370	—
Gains on sales of loans	420	265
Income on bank owned life insurance	408	699
Other income	248	127

TOTAL NONINTEREST INCOME	4,867	4,738

NONINTEREST EXPENSE
Salaries and employee benefits	14,085	11,750
Net occupancy expense	2,688	2,548
Furniture and equipment	1,946	1,656
Stationery, supplies and postage	443	365
Marketing expense	309	240
FDIC insurance expense	590	518
Data processing expense	520	335
Telecommunications expense	424	345
ATM and debit card expense	346	342
Expenses on other real estate owned and other repossessed assets	39	(8)
Merger related expenses	1,721	—
Core deposit intangible amortization	167	111
Other expenses	2,146	1,840

TOTAL NONINTEREST EXPENSE	25,424	20,042

Income before provision for income taxes	12,218	12,344
Income tax expense	4,110	4,014

NET INCOME	$8,108	$8,330

PER SHARE OF COMMON STOCK
Basic earnings	$0.20	$0.22

Diluted earnings	$0.20	$0.22

Dividends	$0.085	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-UNAUDITED

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
NET INCOME	$8,108	$8,330

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains during period	4,157	2,675
Reclassification for gains included in net income	(233)	—
Change in pension liability, net	38	5

Other Comprehensive Income	3,962	2,680

TOTAL COMPREHENSIVE INCOME	$12,070	$11,010

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

Three Months Ended March 31, 2016

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total
	(dollars in thousands)
BALANCE January 1, 2016	$386,287	$13,079	$1,150	$400,516

Net Income	—	8,108	—	8,108
Other comprehensive income, net of tax	—	—	3,962	3,962
Stock based compensation	754	—	—	754
Retirement of restricted stock	(161)	—	—	(161)
Issuance of stock for Pascack acquisition	37,221	—	—	37,221
Cash dividends, common stock	—	(3,525)	—	(3,525)

BALANCE March 31, 2016	$424,101	$17,662	$5,112	$446,875

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,108	$8,330
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	757	874
Depreciation and amortization	878	849
Amortization of intangible assets	167	111
Provision for loan and lease losses	1,075	870
Loans originated for sale	(14,786)	(11,976)
Proceeds from sales of loans	15,289	11,235
Gains on sales of securities	(370)	—
Gains on proceeds of bank owned life insurance	—	(332)
Gains on sales of loans held for sale	(420)	(265)
Gains on other real estate and other repossessed assets	(9)	(94)
Losses on sales of premises and equipment	66	3
Stock-based compensation	754	567
Increase in other assets	(3,138)	(1,954)
(Decrease) increase in other liabilities	(912)	410

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,459	8,628

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisition	40,942	—
Proceeds from repayments on and maturity of securities:
Available for sale	22,455	19,309
Held to maturity	9,053	4,162
Proceeds from sales of securities
Available for sale	15,654	—
Purchase of securities:
Available for sale	(26,843)	(31,706)
Held to maturity	(8,218)	(12,100)
Purchase of bank owned life insurance	—	(4,078)
Proceeds from bank owned life insurance policy	—	772
Net decrease (increase) in Federal Home Loan Bank Stock	856	(910)
Net increase in loans and leases	(83,387)	(37,298)
Proceeds from sales of other real estate and repossessed assets	463	559
Proceeds from dispositions and sales of premises and equipment	10	—
Capital expenditures	(977)	(947)

NET CASH USED IN INVESTING ACTIVITIES	(29,992)	(62,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	162,738	51,783
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(22,393)	8,416
Proceeds from other borrowings	—	20,230
Repayments of other borrowings	(19,000)	—
Excess tax benefits	—	58
Exercise of stock options	—	93
Retirement of restricted stock	(161)	(230)
Dividends paid	(3,525)	(2,852)

NET CASH PROVIDED BY FINANCING ACTIVITIES	117,659	77,498

Net increase in cash and cash equivalents	95,126	23,889
Cash and cash equivalents, beginning of period	118,493	109,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$213,619	$133,205

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements – (Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. (the Company) and its subsidiary, Lakeland Bank (“Lakeland” or “Lakeland Bank”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry.

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2016 do not necessarily indicate the results that the Company will achieve for all of 2016. You should read these interim financial statements in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Lakeland Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

On January 7, 2016, the Company completed its acquisition of Pascack Bancorp, Inc. (“Pascack”). For more information, see Note 2 below.

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

Pascack Bancorp

On January 7, 2016, the Company completed its acquisition of Pascack Bancorp, Inc. (“Pascack”), a bank holding company headquartered in Waldwick, New Jersey. Pascack was the parent of Pascack Community Bank. This acquisition enables the Company to broaden its presence in Bergen and Essex counties. Effective as of the close of business on January 7, 2016, Pascack merged into the Company, and Pascack Community Bank merged into Lakeland Bank. The Merger Agreement provided that the shareholders of Pascack would receive, at their election, for each outstanding share of Pascack common stock that they own at the effective time of the merger, either 0.9576 shares of Lakeland Bancorp common stock or $11.35 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration was shares of Lakeland Bancorp common stock and 10% was cash. Lakeland Bancorp issued an aggregate of 3,314,284 shares of its common stock in the merger and paid approximately $4.4 million in cash excluding the cash paid in connection with the cancellation of Pascack stock options. Outstanding Pascack stock options were paid out in cash at the difference between $11.35 and an average strike price of $7.37 for a total cash payment of $122,000. As of January 7, 2016, Pascack had total assets, total loans, total deposits and total stockholders’ equity of $390 million, $320 million, $303 million and $27 million, respectively.

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

Consideration Paid
Lakeland Bancorp stock issued	$37,221
Cash Payment	4,367
Fair value of Pascack stock options converted to Lakeland Bancorp stock options	122

Total Consideration Paid	$41,710

Recognized amounts of identifiable assets and liabilities assumed at fair value
Cash and cash equivalents	$45,431
Securities held to maturity	3,925
Federal Home Loan Bank stock	2,962
Loans and leases	319,575
Premises and equipment	14,438
Identifiable intangible assets	1,514
Accrued interest receivable and other assets	6,672
Deposits	(304,466)
Other borrowings	(57,308)
Other liabilities	(6,502)

Total identifiable assets	$26,241

Goodwill	$15,469

Loans acquired in the Pascack acquisition were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Pascack were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

The following is a summary of the loans acquired in the Pascack acquisition as of the closing date.

	Acquired	Acquired
	Credit	Non-Credit	Total
	Impaired	Impaired	Acquired
(in thousands)	Loans	Loans	Loans
Contractually required principal and interest at acquisition	$4,932	$442,401	$447,333
Contractual cash flows not expected to be collected (non-accretable difference)	4,030	—	4,030

Expected cash flows at acquisition	$902	$442,401	$443,303
Interest component of expected cash flows (accretable difference)	85	123,643	123,728

Fair value of acquired loans	$817	$318,758	$319,575

The core deposit intangible totaled $1.5 million and is being estimated over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.

The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

Direct costs related to the acquisition were expensed as incurred. During the three months ended March 31, 2016, the Company incurred $1.7 million of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Pascack operations included in our Consolidated Statements of Income from the date of the acquisition (January 7, 2016) through March 31, 2016 under the column “Actual from acquisition date through March 31, 2016.” In addition, the table provides unaudited condensed pro forma financial information assuming that the Pascack acquisition had been completed as of January 1, 2016, for the three months ended March 31, 2016 and as of January 1, 2015 for the three months ended March 31, 2015. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Pascack’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

	Actual from
	acquisition to	Pro-forma	Pro-forma
(in thousands)	March 31, 2016	March 31, 2016	March 31, 2015
Net interest income	$3,098	$34,107	$32,116
Provision for loan losses	—	1,075	870
Noninterest income	102	4,871	4,866
Noninterest expense	1,653	23,948	22,670
Net income	1,037	9,350	8,955
Earnings per share:
Fully diluted		$0.23	$0.22

Note 3. Share-Based Compensation

The Company grants stock options, restricted stock and restricted stock units (RSUs) under the 2009 Equity Compensation Program. Share-based compensation expense of $754,000 and $567,000 was recognized for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was unrecognized compensation cost of $324,000 related to unvested restricted stock; that cost is expected to be recognized over a weighted average period of approximately 1.2 years. Unrecognized compensation expense related to unvested stock options was approximately $41,000 as of March 31, 2016 and is expected to be recognized over a period of 1.2 years. Unrecognized compensation expense related to RSUs was approximately $1.9 million as of March 31, 2016, and that cost is expected to be recognized over a period of 1.2 years.

In the first three months of 2016, the Company granted 23,952 shares of restricted stock to non-employee directors at a grant date fair value of $10.02 per share under the 2009 Equity Compensation Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $240,000 over a one year period.

In the first three months of 2016, the Company granted 139,726 RSUs at a weighted average grant date fair value of $10.04 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first quarter of 2016 is expected to average approximately $468,000 per year over a three year period. In the first three months of 2015, the Company granted 120,509 RSUs at a weighted average grant date fair value of $11.01 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $442,000 per year over a three year period.

There were no grants of stock options in the first three months of 2016 or 2015.

Option activity under the Company’s stock option plans is as follows:

Weighted
average
		Weighted	remaining
		average	contractual
	Number of	exercise	term	Aggregate
	shares	price	( in years)	intrinsic value
Outstanding, January 1, 2016	175,892	$8.38		$602,236
Granted	—
Exercised	—
Forfeited	—
Expired	—

Outstanding, March 31, 2016	175,892	$8.38	4.78	$313,773

Options exercisable at March 31, 2016	154,891	$8.22	4.45	$298,471

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first three months of 2016 and the exercise price, multiplied by the number of in-the-money options).

There were no stock options exercised during the first three months of 2016. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015 was $50,000. Exercise of stock options during the first three months of 2015 resulted in cash receipts of $93,000.

Information regarding the Company’s restricted stock and changes during the three months ended March 31, 2016 is as follows:

		Weighted
	Number of	average
	shares	price
Outstanding, January 1, 2016	73,500	$9.33
Granted	23,952	10.02
Vested	(54,360)	9.33
Forfeited	—	—

Outstanding, March 31, 2016	43,092	$9.71

Information regarding the Company’s RSUs and changes during the three months ended March 31, 2016 is as follows:

		Weighted
	Number of	average
	shares	price
Outstanding, January 1, 2016	200,910	$10.87
Granted	139,726	10.04
Vested	(66,748)	10.28
Forfeited	(763)	10.80

Outstanding, March 31, 2016	273,125	$10.59

Note 4. Comprehensive Income

The components of other comprehensive income are as follows:

	March 31, 2016			March 31, 2015
	Before	Tax Benefit	Net of	Before	Tax Benefit	Net of
For the quarter ended:	tax amount	(Expense)	tax amount	tax amount	(Expense)	tax amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$6,563	($2,406)	$4,157	$4,225	($1,550)	$2,675
Reclassification adjustment for net gains arising during the period	(370)	137	(233)	—	—	—

Net unrealized gains	$6,193	($2,269)	$3,924	$4,225	($1,550)	$2,675
Change in minimum pension liability	64	(26)	38	8	(3)	5

Other comprehensive income, net	$6,257	($2,295)	$3,962	$4,233	($1,553)	$2,680

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented (in thousands):

Changes in Accumulated Other Comprehensive Income by Component (a)

	For the Three Months Ended			For the Three Months Ended
	March 31, 2016			March 31, 2015
	Unrealized			Unrealized Gains
	Gains on			(Losses) on
	Available-for-sale			Available-for-sale
	Securities	Pension Items	Total	Securities	Pension Items	Total
	(in thousands)
Beginning Balance	$1,154	($4)	$1,150	$1,531	($8)	$1,523

Other comprehensive income before classifications	4,157	38	4,195	2,675	5	2,680

Amounts reclassified from accumulated other comprehensive income	(233)	—	(233)	—	—	—

Net current period other comprehensive income	3,924	38	3,962	2,675	5	2,680

Ending balance	$5,078	$34	$5,112	$4,206	($3)	$4,203

(a)	all amounts are net of tax.

Note 5. Statement of Cash Flow Information, Supplemental Information

	For the Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$4,575	$4,706
Cash paid during the period for interest	3,569	2,403
Transfer of loans and leases into other repossessed assets and other real estate owned	263	266
Acquisition of Pascack:
Non-cash assets acquired:
Federal Home Loan Bank stock	2,962	—
Investment securities held for maturity	3,925	—
Loans, including loans held for sale	319,575	—
Goodwill and other intangible assets, net	16,983	—
Other assets	21,110	—
Total non-cash assets acquired	364,555	—
Liabilities assumed:
Deposits	(304,466)	—
Other borrowings	(57,308)	—
Other liabilities	(6,502)	—
Total liabilities assumed	(368,276)	—
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	37,221	—

Note 6. Earnings Per Share

The following schedule shows the Company’s earnings per share for the periods presented:

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2016	2015
Net income available to common shareholders	$8,108	$8,330
Less: earnings allocated to participating securities	58	50

Net income allocated to common shareholders	$8,050	$8,280

Weighted average number of common shares outstanding - basic	40,931	37,800
Share-based plans	161	137

Weighted average number of common shares - diluted	41,092	37,937

Basic earnings per share	$0.20	$0.22

Diluted earnings per share	$0.20	$0.22

There were no antidilutive options to purchase common stock to be excluded from the computation for the three months ended March 31, 2016.

Options to purchase 113,023 shares of common stock at a weighted average price of $12.06 per share were outstanding and were not included in the computations of diluted earnings per share for the three months ended March 31, 2015 because the exercise price was greater than the average market price.

Note 7. Investment Securities

AVAILABLE FOR SALE	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$85,624	$1,320	$—	$86,944	$97,617	$190	$(674)	$97,133
Mortgage-backed securities, residential	284,449	3,825	(473)	287,801	280,018	1,717	(2,283)	279,452
Mortgage-backed securities, multifamily	10,235	217	—	10,452	10,249	—	(129)	10,120
Obligations of states and political subdivisions	35,734	1,118	(25)	36,827	35,639	910	(51)	36,498
Other debt securities	500	1	—	501	498	3	—	501
Equity securities	16,634	2,260	(272)	18,622	16,550	2,393	(298)	18,645

	$433,176	$8,741	$(770)	$441,147	$440,571	$5,213	$(3,435)	$442,349

HELD TO MATURITY	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
U.S. government agencies	$28,519	$852	$—	$29,371	$30,477	$289	$(94)	$30,672
Mortgage-backed securities, residential	36,976	652	(79)	37,549	36,466	411	(426)	36,451
Mortgage-backed securities, multifamily	2,134	7	(5)	2,136	2,159	—	(60)	2,099
Obligations of states and political subdivisions	46,148	1,067	(6)	47,209	45,617	809	(156)	46,270
Other debt securities	2,019	73	—	2,092	2,021	81	—	2,102

	$115,796	$2,651	$(90)	$118,357	$116,740	$1,590	$(736)	$117,594

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	March 31, 2016
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,438	$3,458	$8,393	$8,393
Due after one year through five years	73,180	74,520	18,505	18,958
Due after five years through ten years	40,364	41,317	43,365	44,716
Due after ten years	4,876	4,977	6,423	6,605

	121,858	124,272	76,686	78,672
Mortgage-backed securities	294,684	298,253	39,110	39,685
Equity securities	16,634	18,622	—	—

Total securities	$433,176	$441,147	$115,796	$118,357

The following table shows proceeds from sales of securities and gross gains on sales of securities for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Sale proceeds	$15,654	$—
Gross gains	370	—

There were no losses on sales of securities or other-than-temporary impairments for the three months ended March 31, 2016 or 2015.

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $361.7 million and $347.7 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

March 31, 2016	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
AVAILABLE FOR SALE	Fair value	Losses	Fair value	Losses	securities	Fair value	Losses
			(dollars in thousands)
Mortgage-backed securities, residential	$27,362	$105	$54,644	$368	27	$82,006	$473
Obligations of states and political subdivisions	785	4	1,179	21	2	1,964	25
Equity securities	711	49	4,731	223	4	5,442	272

	$28,858	$158	$60,554	$612	33	$89,412	$770

HELD TO MATURITY

Mortgage-backed securities, residential	$2,592	$3	$6,467	$76	5	$9,059	$79
Mortgage-backed securities, multifamily	—	—	903	5	1	903	5
Obligations of states and political subdivisions	7,214	4	752	2	8	7,966	6

	$9,806	$7	$8,122	$83	14	$17,928	$90

December 31, 2015	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
AVAILABLE FOR SALE	Fair value	Losses	Fair value	Losses	securities	Fair value	Losses
			(dollars in thousands)
U.S. treasury and U.S. government agencies	$80,192	$674	$—	$—	16	$80,192	$674
Mortgage-backed securities, residential	103,749	1,043	50,095	1,240	50	153,844	2,283
Mortgage-backed securities, multifamily	10,120	129	—	—	2	10,120	129
Obligations of states and political subdivisions	2,051	4	1,466	47	7	3,517	51
Equity securities	247	24	4,643	274	3	4,890	298

	$196,359	$1,874	$56,204	$1,561	78	$252,563	$3,435

HELD TO MATURITY

U.S. government agencies	$15,683	$94	$—	$—	3	$15,683	$94
Mortgage-backed securities, residential	20,283	262	6,687	164	11	26,970	426
Mortgage-backed securities, multifamily	1,223	18	876	42	2	2,099	60
Obligations of states and political subdivisions	9,181	149	2,043	7	15	11,224	156

	$46,370	$523	$9,606	$213	31	$55,976	$736

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

As of March 31, 2016, the equity securities include investments in other financial institutions for market appreciation purposes. Those equities had a purchase price of $2.7 million and a market value of $4.8 million as of March 31, 2016.

As of March 31, 2016, equity securities also included $13.8 million in investment funds that do not have a quoted market price but use net asset value per share or its equivalent to measure fair value.

The funds include $2.9 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2016, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The funds also include $10.9 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of March 31, 2016, the amortized cost of these securities was $11.0 million and the fair value was $10.9 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 8. Loans, Leases and Other Real Estate.

The following sets forth the composition of Lakeland’s loan and lease portfolio as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in thousands)
Commercial, secured by real estate	$2,118,682	$1,761,589
Commercial, industrial and other	332,097	307,044
Leases	60,925	56,660
Real estate - residential mortgage	392,387	389,692
Real estate - construction	124,653	118,070
Home equity and consumer	340,217	334,891

Total loans	3,368,961	2,967,946

Less: deferred fees	(2,589)	(2,746)

Loans, net of deferred fees	$3,366,372	$2,965,200

At March 31, 2016 and December 31, 2015, home equity and consumer loans included overdraft deposit balances of $460,000 and $705,000, respectively. At March 31, 2016 and December 31, 2015, the Company had $842.7 million and $738.7 million in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (FHLB).

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $0.8 million at March 31, 2016, which was substantially the same as the balance at the Pascack acquisition date of January 7, 2016. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the loans over the remaining life, while decreases in expected cash flows are recognized as impairments through a loss provision and an increase in the allowance for loan and lease losses. Valuation allowances (recognized in the allowance for loan and lease losses) on these impaired loans reflect only losses incurred after the acquisition (representing all cash flows that were expected at acquisition but currently are not expected to be received).

There were no material increases or decreases in the expected cash flows between January 7, 2016 and March 31, 2016. The Company recognized $16,000 of interest income on the credit impaired loans acquired.

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings:

	March 31,	December 31,
(in thousands)	2016	2015
Commercial, secured by real estate	$11,943	$10,446
Commercial, industrial and other	1,163	103
Leases	282	316
Real estate - residential mortgage	8,330	8,664
Home equity and consumer	3,249	3,167

Total non-accrual loans and leases	$24,967	$22,696
Other real estate and other repossessed assets	792	983

TOTAL NON-PERFORMING ASSETS	$25,759	$23,679

Troubled debt restructurings, still accruing	$10,545	$10,108

Non-accrual loans included $2.1 million and $2.5 million of troubled debt restructurings as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company had $7.1 million and $7.9 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of March 31, 2016 and December 31, 2015, is as follows:

							Recorded
			Greater			Total	Investment greater
	30-59 Days	60-89 Days	Than	Total		Loans	than 89 Days and
	Past Due	Past Due	89 Days	Past Due	Current	and Leases	still accruing
	(in thousands)
March 31, 2016

Commercial, secured by real estate	$5,274	$3,450	$10,514	$19,238	$2,099,444	$2,118,682	$—
Commercial, industrial and other	92	—	251	343	331,754	332,097	—
Leases	161	85	282	528	60,397	60,925	—
Real estate - residential mortgage	1,365	215	8,329	9,909	382,478	392,387	—
Real estate - construction	—	—	—	—	124,653	124,653	—
Home equity and consumer	1,220	171	2,620	4,011	336,206	340,217	101

	$8,112	$3,921	$21,996	$34,029	$3,334,932	$3,368,961	$101

December 31, 2015

Commercial, secured by real estate	$1,465	$693	$7,853	$10,011	$1,751,578	$1,761,589	$—
Commercial, industrial and other	205	—	103	308	306,736	307,044	—
Leases	62	26	316	404	56,256	56,660	—
Real estate - residential mortgage	1,361	725	7,472	9,558	380,134	389,692	—
Real estate - construction	—	—	—	—	118,070	118,070	—
Home equity and consumer	876	141	3,498	4,515	330,376	334,891	331

	$3,969	$1,585	$19,242	$24,796	$2,943,150	$2,967,946	$331

Impaired Loans

The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings. Impaired loans as of March 31, 2016, March 31, 2015 and December 31, 2015 are as follows:

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
March 31, 2016	Impaired loans	Balance	Allowance	Recognized	Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$13,636	$14,721	$—	$61	$13,437
Commercial, industrial and other	773	793	—	1	237
Leases	—	—	—	—	—
Real estate - residential mortgage	2,187	2,194	—	4	2,187
Real estate - construction	—	—	—	—	—
Home equity and consumer	552	552	—	—	552

Loans with specific allowance:
Commercial, secured by real estate	6,262	6,339	488	69	6,273
Commercial, industrial and other	991	991	41	11	991
Leases	3	3	—	—	3
Real estate - residential mortgage	824	716	63	9	826
Real estate - construction	375	375	4	4	375
Home equity and consumer	1,271	1,271	105	14	1,174

Total:
Commercial, secured by real estate	$19,898	$21,060	$488	$130	$19,710
Commercial, industrial and other	1,764	1,784	41	12	1,228
Leases	3	3	—	—	3
Real estate - residential mortgage	3,011	2,910	63	13	3,013
Real estate - construction	375	375	4	4	375
Home equity and consumer	1,823	1,823	105	14	1,726

	$26,874	$27,955	$701	$173	$26,055

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
March 31, 2015	Impaired loans	Balance	Allowance	Recognized	Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$12,802	$15,058	$—	$99	$13,177
Commercial, industrial and other	1,177	1,281	—	3	233
Leases	—	—	—	—	—
Real estate - residential mortgage	2,160	2,160	—	4	2,162
Real estate - construction	169	169	—	—	178
Home equity and consumer	765	765	—	—	741

Loans with specific allowance:
Commercial, secured by real estate	5,563	5,695	351	58	5,449
Commercial, industrial and other	684	1,191	5	5	695
Leases	14	14	14	—	—
Real estate - residential mortgage	753	753	72	9	753
Real estate - construction	394	394	2	1	92
Home equity and consumer	1,331	1,331	1,014	16	1,243

Total:
Commercial, secured by real estate	$18,365	$20,753	$351	$157	$18,626
Commercial, industrial and other	1,861	2,472	5	8	928
Leases	14	14	14	—	—
Real estate - residential mortgage	2,913	2,913	72	13	2,915
Real estate - construction	563	563	2	1	270
Home equity and consumer	2,096	2,096	1,014	16	1,984

	$25,812	$28,811	$1,458	$195	$24,723

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
December 31, 2015	Impaired loans	Balance	Allowance	Recognized	Impaired loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,065	$14,712	$—	$344	$12,928
Commercial, industrial and other	209	887	—	14	749
Leases	—	—	—	—	—
Real estate - residential mortgage	2,195	2,242	—	—	2,096
Real estate - construction	—	—	—	—	94
Home equity and consumer	574	575	—	5	762

Loans with specific allowance:
Commercial, secured by real estate	5,721	5,918	598	271	6,249
Commercial, industrial and other	1,023	1,023	77	32	717
Leases	6	6	1	—	—
Real estate - residential mortgage	832	865	73	37	840
Real estate - construction	380	380	21	13	308
Home equity and consumer	1,001	1,013	73	54	1,006

Total:
Commercial, secured by real estate	$19,786	$20,630	$598	$615	$19,177
Commercial, industrial and other	1,232	1,910	77	46	1,466
Leases	6	6	1	—	—
Real estate - residential mortgage	3,027	3,107	73	37	2,936
Real estate - construction	380	380	21	13	402
Home equity and consumer	1,575	1,588	73	59	1,768

	$26,006	$27,621	$843	$770	$25,749

Interest that would have been accrued on impaired loans during the first three months of 2016 and 2015 had the loans been performing under original terms would have been $450,000 and $420,000, respectively. Interest that would have accrued for the year ended December 31, 2015 was $1.6 million.

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

The following table shows the Company’s commercial loan portfolio as of March 31, 2016 and December 31, 2015, by the risk ratings discussed above (in thousands):

March 31, 2016	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	4,188	$—
2	—	11,252	—
3	92,705	59,705	—
4	667,804	121,085	16,466
5	1,207,653	110,240	104,961
5W - Watch	62,758	7,572	146
6 - Other Assets Especially Mentioned	37,417	5,912	1,846
7 - Substandard	50,345	12,143	1,234
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$2,118,682	$332,097	$124,653

December 31, 2015	Commercial,	Commercial,
	secured by	industrial	Real estate-
Risk Rating	real estate	and other	construction
1	$—	$3,517	$—
2	—	9,662	—
3	65,199	56,895	—
4	526,909	111,702	19,125
5	1,044,888	105,301	94,535
5W - Watch	43,342	4,259	146
6 - Other Assets Especially Mentioned	34,570	4,105	1,851
7 - Substandard	46,681	11,603	2,413
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,761,589	$307,044	$118,070

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

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2016 and 2015:

	Commercial,	Commercial,		Real estate-		Home
Three Months Ended March 31, 2016	secured by	industrial		residential	Real estate-	equity and
Allowance for Loan and Lease Losses:	real estate	and other	Leases	mortgage	construction	consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$0	$30,874
Charge-offs	(135)	(625)	(70)	(93)	—	(620)	—	(1,543)
Recoveries	55	42	1	3	—	46	—	147
Provision	(66)	543	197	(232)	(87)	720	—	1,075

Ending Balance	$20,077	$2,597	$588	$2,266	$1,504	$3,521	$—	$30,553

	Commercial,	Commercial,		Real estate-		Home
Three Months Ended March 31, 2015	secured by	industrial		residential	Real estate-	equity and
Allowance for Loan and Lease Losses:	real estate	and other	Leases	mortgage	construction	consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684
Charge-offs	(546)	(10)	(427)	(17)	(20)	(261)	—	(1,281)
Recoveries	39	42	20	1	100	30	—	232
Provision	(510)	79	863	(706)	4	822	318	870

Ending Balance	$12,560	$3,307	$1,038	$3,298	$637	$6,924	$2,741	$30,505

Loans receivable summarized by portfolio segment and impairment method are as follows:

	Commercial,	Commercial,		Real estate-		Home
	secured by	industrial		residential	Real estate-	equity and
	real estate	and other	Leases	mortgage	construction	consumer	Total
	(in thousands)
At March 31, 2016
Ending Balance: Individually evaluated for impairment	$19,898	$1,764	$3	$3,011	$375	$1,823	$26,874
Ending Balance: Collectively evaluated for impairment	2,098,460	329,885	60,922	389,376	124,278	338,371	$3,341,292
Ending Balance: Loans acquired with deteriorated credit quality	324	448	—	—	—	23	$795

Ending Balance (1)	$2,118,682	$332,097	$60,925	$392,387	$124,653	$340,217	$3,368,961

(1)	Excludes deferred fees

	Commercial,	Commercial,		Real estate-		Home
	secured by	industrial		residential	Real estate-	equity and
	real estate	and other	Leases	mortgage	construction	consumer	Total
	(in thousands)
At December 31, 2015
Ending Balance: Individually evaluated for impairment	$19,786	$1,232	$6	$3,027	$380	$1,575	$26,006
Ending Balance: Collectively evaluated for impairment	1,741,803	305,812	56,654	386,665	117,690	333,316	$2,941,940

Ending Balance (1)	$1,761,589	$307,044	$56,660	$389,692	$118,070	$334,891	$2,967,946

(1)	Excludes deferred fees

The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

	Commercial,	Commercial,		Real estate-		Home
	secured by	industrial		residential	Real estate-	equity and
	real estate	and other	Leases	mortgage	construction	consumer	Total
	(in thousands)
At March 31, 2016

Ending Balance: Individually evaluated for impairment	$488	$41	$—	$63	$4	$105	$701
Ending Balance: Collectively evaluated for impairment	19,589	2,556	588	2,203	1,500	3,416	$29,852
Ending Balance: Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—

Ending Balance	$20,077	$2,597	$588	$2,266	$1,504	$3,521	$30,553

	Commercial,	Commercial,		Real estate-		Home
	secured by	industrial		residential	Real estate-	equity and
	real estate	and other	Leases	mortgage	construction	consumer	Total
	(in thousands)
At December 31, 2015

Ending Balance: Individually evaluated for impairment	$598	$77	$1	$73	$21	$73	$843
Ending Balance: Collectively evaluated for impairment	19,625	2,560	459	2,515	1,570	3,302	$30,031

Ending Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$30,874

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.2 million and $2.0 million at March 31, 2016 and December 31, 2015, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the three months ended March 31, 2016 and 2015:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2016			March 31, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, secured by real estate	—	$—	$—	—	$—	$—
Commercial, industrial and other	—	—	—	1	1,149	1,149
Leases	—	—	—	1	14	14
Real estate—residential mortgage	—	—	—	—	—	—
Real estate—construction	—	—	—	1	396	396
Home equity and consumer	3	285	285	1	9	9

	3	$285	$285	4	$1,568	$1,568

The following table summarizes as of March 31, 2016 and 2015, loans that were restructured within the previous 12 months that have subsequently defaulted:

	March 31, 2016		March 31, 2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)		(Dollars in thousands)
Defaulted Troubled Debt Restructurings:
Commercial, secured by real estate	1	$635	—	$—
Commercial, industrial and other	—	—	—	—
Leases	—	—	—	—
Real estate - residential mortgage	—	—	1	483
Real estate—construction	—	—	—	—
Home equity and consumer	2	227	1	2

	3	$862	2	$485

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair market value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. The Company had $1.2 million in mortgages held for sale for each of the periods ending March 31, 2016 and December 31, 2015.

Other Real Estate and Other Repossessed Assets

At March 31, 2016, the Company had other real estate owned and other repossessed assets of $776,000 and $16,000, respectively. At December 31, 2015, the Company had other real estate owned and other repossessed assets of $934,000 and $49,000, respectively. The other real estate owned that the Company held at March 31, 2016 and December 31, 2015 included $648,000 and $805,000, respectively, in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure.

Note 9. Estimated Fair Value of Financial Instruments and Fair Value Measurement

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

The Company’s assets that are measured at fair value on a recurring basis are it’s available for sale investment securities. The Company obtains fair values on its securities using information from a third party servicer. If quoted prices for securities are available in an active market, those securities are classified as Level 1 securities. The Company has U.S. Treasury Notes and certain equity securities that are classified as Level 1 securities. Level 2 securities were primarily comprised of U.S. Agency bonds, residential mortgage-backed securities, obligations of state and political subdivisions and corporate securities. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, issuer spreads, bids and offers. On a quarterly basis, the Company reviews the pricing information received from the Company’s third party pricing service. This review includes a comparison to non-binding third-party quotes.

The fair values of derivatives are based on valuation models from a third party using current market terms (including interest rates and fees), the remaining terms of the agreements and the credit worthiness of the counter party as of the measurement date (Level 2).

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2016, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
March 31, 2016
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$86,944	$6,014	$80,930	$—
Mortgage backed securities	298,253	—	298,253	—
Obligations of states and political subdivisions	36,827	—	36,827	—
Other debt securities	501	—	501	—
Equity securities	4,833	4,825	8	—
Investments measured at net asset value*	13,789

Total securities available for sale	441,147	10,839	416,519	—
Non-hedging interest rate derivatives	3,505	—	3,505	—

Total Assets	444,652	$10,839	$420,024	$—

Non-hedging interest rate derivatives	$3,505	$—	$3,505	$—

Total Liabilities	$3,505	$—	$3,505	$—

December 31, 2015
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$97,133	$4,888	$92,245	$—
Mortgage backed securities	289,572	—	289,572	—
Obligations of states and political subdivisions	36,498	—	36,498	—
Other debt securities	501	—	501	—
Equity securities	5,060	5,052	8	—
Investments measured at net asset value*	13,585

Total securities available for sale	442,349	9,940	418,824	—

Non-hedging interest rate derivatives	1,518	—	1,518	—

Total Assets	443,867	$9,940	$420,342	$—

Non-hedging interest rate derivatives	$1,518	$—	$1,518	$—

Total Liabilities	$1,518	$—	$1,518	$—

*	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in thousands)
March 31, 2016
Assets:
Impaired Loans and Leases	$—	$—	$26,874	$26,874
Loans held for sale	—	1,150	—	1,150
Other real estate owned and other repossessed assets	—	—	792	792

December 31, 2015
Assets:
Impaired Loans and Leases	$—	$—	$26,006	$26,006
Loans held for sale	—	1,233	—	1,233
Other real estate owned and other repossessed assets	—	—	983	983

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value of the underlying collateral. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral, less estimated costs to sell, securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of the real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the sales comparison approach, the cost approach or the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 4-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Loans that are not collateral dependent are evaluated based on a discounted cash flow method. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2016 and December 31, 2015 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $8.1 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments that management performs a credit analysis on before investing in these securities.

FHLB stock is an equity interest that can be sold to the issuing FHLB, to other Federal Home Loan Banks, or to other member banks at its par value. Because ownership of these securities is restricted, they do not have a readily determinable fair value. As such, the Company’s FHLB Stock is recorded at cost or par value and is evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value. The Company’s evaluation primarily includes an evaluation of liquidity, capitalization, operating performance, commitments, and regulatory or legislative events.

The net loan portfolio at March 31, 2016 and December 31, 2015 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2016
Financial Instruments - Assets
Investment securities held to maturity	$115,796	$118,357	$—	$109,253	$9,104
Federal Home Loan Bank and other membership bank stocks	16,193	16,193	—	16,193	—
Loans and leases, net	3,335,819	3,346,814	—	—	3,346,814

Financial Instruments - Liabilities
Certificates of Deposit	483,793	484,520	—	484,520	—
Other borrowings	310,031	314,739	—	314,739	—
Subordinated debentures	31,238	21,867	—	—	21,867

December 31, 2015
Financial Instruments - Assets
Investment securities held to maturity	$116,740	$117,594	$—	$110,293	$7,301
Federal Home Loan Bank and other membership bank stocks	14,087	14,087	—	14,087	—
Loans and leases, net	2,934,326	2,930,188	—	—	2,930,188

Financial Instruments - Liabilities
Certificates of Deposit	343,321	341,998	—	341,998	—
Other borrowings	271,905	275,409	—	275,409	—
Subordinated debentures	31,238	24,366	—	—	24,366

Note 10. Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of March 31, 2016 and December 31, 2015, Lakeland had $4.6 million and $2.5 million, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

		Average	Weighted Average	Weighted Average
March 31, 2016	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
Customer interest rate swaps	$46,263	13.3	4.360%	1 Mo Libor + 1.99	$3,505
3rd Party interest rate swaps	(46,263)	13.3	4.360%	1 Mo Libor + 1.99	(3,505)

		Average	Weighted Average	Weighted Average
December 31, 2015	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
Customer interest rate swaps	$35,664	14.6	4.540%	1 Mo Libor + 2.00	$1,518
3rd party interest rate swaps	(35,664)	14.6	4.540%	1 Mo Libor + 2.00	(1,518)

Note 11. Goodwill and Intangible Assets

The Company has recorded goodwill of $125.4 million and $110.0 million at March 31, 2016 and December 31, 2015, respectively, which includes $15.5 million from the Pascack merger in 2016, $22.9 million from the Somerset Hills acquisition in 2013 and $87.1 million from prior acquisitions. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company recorded $1.5 million and $2.7 million in core deposit intangible for the Pascack and Somerset Hills acquisitions, respectively. Year-to-date, it has amortized $167,000 in core deposit intangible including $69,000 and $98,000 for Pascack and Somerset Hills, respectively. The estimated future amortization expense for the remainder of 2016 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

		Somerset
For the year ended:	Pascack	Hills
2016	$206	$267
2017	248	316
2018	220	267
2019	193	218
2020	165	168
2021	138	119

Note 12. Borrowings

At March 31, 2016, the Company had federal funds purchased and securities sold under agreements to repurchase of $100.3 million and $28.5 million respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. The Company also had $50.0 million in long-term securities sold under agreements to repurchase included in other borrowings which have maturities ranging from one to seven years. As of March 31, 2016, the Company had $104.7 million in securities pledged for its securities sold under agreements to repurchase, including $103.7 million in mortgage backed securities and $1.0 million in U.S. government agency securities.

At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Note 13. Early Redemption and Extinguishment of Debt

On August 3, 2015, The Company redeemed and extinguished $10.0 million of Lakeland Bancorp Capital Trust IV debentures and recorded a $1.8 million gain on the redemption and extinguishment of debt. The interest rate on this debenture floated at LIBOR plus 152 basis points and had a rate of 1.80% at the time of extinguishment.

Note 14. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to simplify employee share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

In March, 2016, the FASB issued an accounting standards update that requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this update clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2016. This guidance will be applied on a modified retrospective basis as of the beginning of the fiscal year that the amendment is effective. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In February 2016, FASB issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued an accounting standards update requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the presentation of debt discounts. The purpose of this update is to simplify the presentation of debt issuance costs and to align the U.S. GAAP presentation of debt more closely with international accounting standards. In August 2015, the FASB issued a subsequent update which discussed presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of these updates did not have a material impact on the Company’s financial statements.

In January 2015, the FASB issued an accounting standards update regarding the elimination of the concept of the extraordinary items from the statement of operations. The purpose of this update is to simplify the statement of operations presentation and to align the U.S. GAAP income statement more closely with international accounting standards. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. In March and April, 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is still evaluating the potential impact on the Company’s financial statements.

PART I — ITEM 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, customers’ acceptance of Lakeland’s products and services, competition, the failure to realize anticipated efficiencies and synergies from the merger of Pascack Bancorp into the Company, and Pascack Community Bank into Lakeland Bank, and failure to obtain Harmony Bank shareholder or regulatory approval for the merger of Harmony Bank into Lakeland Bank and failure to realize anticipated efficiencies and synergies if the merger of Harmony Bank into Lakeland Bank is consummated.

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

Management Overview

The quarter ended March 31, 2016 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•	Net income for the first quarter of 2016 was $8.1 million and earnings per diluted share (“EPS”) was $0.20, as compared to $8.3 million, or $0.22 per diluted share, in the first quarter of 2015. Excluding the impact of $1.7 million in merger related expenses, net income for the first quarter of 2016 was $9.3 million, or $0.22 per diluted share.

•	For the first quarter of 2016, annualized return on average assets was 0.77%, annualized return on average common equity was 7.40%, and annualized return on average tangible common equity was 10.40%. Excluding merger related expenses, these ratios were 0.88%, 8.45% and 11.88% respectively.

•	Net interest margin (“NIM”) in the first quarter of 2016 was 3.48% as compared to 3.43% for the fourth quarter of 2015.

•	The Company reported strong growth in commercial, secured by real estate loans and total deposits during the first quarter of 2016. Excluding the loans acquired through the acquisition of Pascack Bancorp (“Pascack”), the Company increased commercial, secured by real estate loans by $83.4 million, or 5%. Excluding Pascack, deposits increased $162.6 million, or 5%, since December 31, 2015.

•	On January 7, 2016, the Company completed its acquisition of Pascack Bancorp. This acquisition added $405.5 million in total assets, $319.6 million in total loans and $304.5 million in total deposits. Anticipated synergies and overlapping markets allowed the Company to close three branches during the quarter. Goodwill amounted to $15.5 million and core deposit intangibles were $1.5 million. The Company’s financial statements reflect the impact of the merger from the date of acquisition, which should be considered when comparing periods. For more information, please see Note 2 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

(First Quarter 2016 Compared to First Quarter 2015)

Net Income

Net income was $8.1 million in the first quarter of 2016 compared to net income of $8.3 million for the first quarter of 2015. Diluted earnings per share was $0.20 for the first quarter of 2016, compared to diluted earnings per share of $0.22 for the same period last year. Excluding the impact of merger related expenses, net income would have been $9.3 million, or $0.22 per diluted share, in the first quarter of 2016. Net interest income at $33.9 million for the first quarter of 2016 increased $5.3 million from the first quarter of 2015 due primarily to a $6.6 million increase in interest income, offset by an increase of $1.2 million in interest expense. The increase in interest income reflects an increase in interest earning assets resulting primarily from the Pascack acquisition as well as organic growth.

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

Net interest income on a tax equivalent basis for the first quarter of 2016 was $34.1 million, compared to $28.7 million for the first quarter of 2015. The net interest margin decreased from 3.56% in the first quarter of 2015 to 3.48% in the first quarter of 2016 primarily as a result of a nine basis point increase in the cost of interest bearing liabilities. The increase in interest rates was due primarily to an increasingly competitive market for deposits as well as higher costing core deposits acquired in the Pascack acquisition. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by noninterest bearing liabilities) resulting from an increase in average noninterest bearing deposits of $99.7 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended,			For the Three Months Ended,
	March 31, 2016			March 31, 2015
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$3,284,339	$34,121	4.18%	$2,660,512	$27,896	4.25%
Taxable investment securities and other	495,887	2,962	2.39%	514,109	2,674	2.08%
Tax-exempt securities	74,694	635	3.40%	68,803	631	3.67%
Federal funds sold (B)	78,240	75	0.38%	27,686	12	0.17%

Total interest-earning assets	3,933,160	37,793	3.86%	3,271,110	31,213	3.86%

Noninterest-earning assets:
Allowance for loan and lease losses	(31,128)			(30,993)
Other assets	346,436			286,781

TOTAL ASSETS	$4,248,468			$3,526,898

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$475,870	$93	0.08%	$395,153	$51	0.05%
Interest-bearing transaction accounts	1,682,580	1,248	0.30%	1,495,270	839	0.23%
Time deposits	465,024	864	0.74%	280,837	393	0.56%
Borrowings	399,423	1,516	1.52%	295,143	1,191	1.61%

Total interest-bearing liabilities	3,022,897	3,721	0.49%	2,466,403	2,474	0.40%

Noninterest-bearing liabilities:
Demand deposits	760,198			660,548
Other liabilities	24,550			16,360
Stockholders’ equity	440,823			383,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,248,468			$3,526,898

Net interest income/spread		34,072	3.37%		28,739	3.46%
Tax equivalent basis adjustment		222			221

NET INTEREST INCOME		$33,850			$28,518

Net interest margin (C)			3.48%			3.56%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $31.2 million in the first quarter of 2015 to $37.8 million in the first quarter of 2016, an increase of $6.6 million, or 21%. The increase in interest income was primarily a result of the Pascack acquisition and organic growth in loans, as average loans and leases increased $623.8 million compared to the first quarter of 2015. The yield on average loans and leases at 4.18% in the first quarter of 2016 was seven basis points lower than the first quarter of 2015, due primarily to strong growth in new loans and leases originated or refinanced at lower rates. The yield on average taxable investment securities increased 31 basis points, while the yield on tax exempt investment securities decreased by 27 basis points, compared to the first quarter of 2015. The decrease in yield on tax exempt investment securities was primarily due to maturing securities at higher rates and new purchases at lower rates.

        Total interest expense at $3.7 million in the first quarter of 2016 was $1.2 million greater than the $2.5 million reported for the same period in 2015. The cost of average interest-bearing liabilities increased from 0.40% in the first quarter of 2015 to 0.49% in 2016. As mentioned above, the increase in the yield on interest-bearing deposits was due primarily to higher costing deposits acquired in the Pascack acquisition as well as an increasingly competitive market for deposits. The yield on savings, interest-bearing transaction accounts, and time deposits increased by three basis points, seven basis points and 18 basis points, respectively. Time deposits, which pay a higher interest rate than interest-bearing transaction accounts, increased from 11% of interest-bearing liabilities in the first quarter of 2015 to 15% in the first quarter of 2016, impacting the increase in the Company’s cost of interest-bearing liabilities. Also impacting the cost of interest-bearing liabilities was higher costing borrowings which increased from 12% of interest-bearing liabilities in the first quarter of 2015 to 13% in 2016. Because loan growth exceeded growth in core deposits in 2015 and 2016, the Company bid for higher cost time deposits and used term borrowings from the Federal Home Loan Bank of New York to fund loan growth.

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

In the first quarter of 2016, a $1.1 million provision for loan and lease losses was recorded, which was $205,000, or 24%, higher than the provision for the same period last year. During the first quarter of 2016, the Company charged off loans and leases of $1.5 million and recovered $147,000 in previously charged off loans and leases compared to $1.3 million and $232,000, respectively, during the same period in 2015. The higher provision resulted primarily from increasing trends in net charge-offs during the quarter. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $4.9 million in the first quarter of 2016 increased by $129,000 compared to $4.7 million in the first quarter of 2015. Included in noninterest income in the first quarter of 2016 was $370,000 in gain on sales of investment securities. Excluding this item, noninterest income would have been $4.5 million, a $241,000 decrease compared to the first quarter of 2015. Commissions and fees at $979,000 in the first quarter of 2016 decreased $328,000 compared to the same period last year, due primarily to a decrease in investment commission income and loan fee income. Gains on sales of loans totaled $420,000 in the first quarter of 2016 compared to $265,000 during the same period last year, due to increased origination and sales of residential mortgages. Income on bank owned life insurance at $408,000 for the first quarter of 2016 decreased $291,000 compared to the same period last year, due primarily to beneficiary payouts (death benefits) received in the first quarter of 2015. Other income totaling $248,000 in the first quarter of 2016 was $121,000 greater than the same period in 2015, due primarily to $100,000 in swap income compared to no swap income in the first quarter of 2015.

Noninterest Expense

Noninterest expense in the first quarter of 2016 totaled $25.4 million, which was $5.4 million greater than the $20.0 million reported for the first quarter of 2015. Included in noninterest expense during the first quarter of 2016 was $1.7 million in merger related expenses. Excluding merger related expenses, total noninterest expense would have been $23.7 million, a $3.7 million increase compared to the first quarter of 2015. Salaries and employee benefits expense at $14.1 million, increased $2.3 million from the same period last year, primarily due to a full quarter of expenses associated with the loan production offices that opened in 2015, the addition of Pascack employees during the quarter and an increase in employee benefit costs. Net occupancy expense, telecommunications expense and furniture and equipment increased $140,000, $79,000 and $290,000, respectively, compared to the first quarter of 2015, due primarily to the addition of the Pascack branches. Stationary, supplies and postage at $443,000 in the first quarter of 2016 was $78,000 greater than the same period last year, due primarily to mailings and supplies associated with the Pascack merger. Marketing expense at $309,000 in the first quarter of 2016 increased $69,000 compared to the first quarter of 2015, due primarily to the timing of marketing campaigns. FDIC insurance expense at $590,000 in the first quarter of 2016 increased $72,000 compared to the same period last year, due to the addition of the Pascack deposits. Data processing expense at $520,000 increased $185,000, primarily due to increases in the cost of mobile banking and the addition of the Pascack branches. Other expenses at $2.1 million increased $306,000 due primarily to an increase in consulting expenses and the outsourcing of the Company’s couriers which had previously impacted salary expense. The Company’s efficiency ratio, a non-GAAP financial measure, was 60.38% in the first quarter of 2016, compared to 59.17% for the same period last year. The increase was primarily due to an increase in noninterest expenses. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Calculation of efficiency ratio:
Total noninterest expense	$25,424	$20,042
Amortization of core deposit intangibles	(167)	(111)
Other real estate owned and other repossessed asset expense	(39)	8
Merger related expenses	(1,721)	—
Provision for unfunded lending commitments	(208)	(130)

Noninterest expense, as adjusted	$23,289	$19,809

Net interest income	$33,850	$28,518
Noninterest income	4,867	4,738

Total revenue	38,717	33,256
Tax-equivalent adjustment on municipal securities	222	221
Less:
Gains on sales of investment securities	(370)	—

Total revenue, as adjusted	$38,569	$33,477

Efficiency ratio	60.4%	59.2%

Income Tax Expense

The effective tax rate increased from 32.5% in the first quarter of 2015 to 33.6% in the first quarter of 2016 primarily as a result of a decrease in tax advantaged items as a percent of pretax income. Tax advantaged items include tax-exempt security interest and income on bank owned life insurance policies. Also contributing to the increase in the effective tax rate was the impact of non-deductible merger related expenses.

Financial Condition

The Company’s total assets increased $534.7 million from $3.87 billion at December 31, 2015, to $4.40 billion at March 31, 2016. This includes Pascack’s assets which were $405.5 million at the time of acquisition. Total loans were $3.37 billion, an increase of $401.0 million from $2.97 billion at December 31, 2015. Pascack’s loans totaled $319.6 million at the time of acquisition. Total deposits were $3.46 billion, an increase of $467.1 million from December 31, 2015. Pascack’s deposits totaled $304.5 million at the time of acquisition.

Loans and Leases

Gross loans and leases at $3.37 billion increased by $401.0 million from December 31, 2015. This includes Pascack loans which totaled $319.6 million at the time of acquisition. Excluding Pascack’s loans, total loans have increased 3% from December 31, 2015, primarily in the commercial loans secured by real estate category. Excluding the impact of the Pascack loans of $273.7 million, commercial loans secured by real estate increased $83.4 million, or 5%, from December 31, 2015 to March 31, 2016. Leases also increased $4.3 million, or 8%, resulting from increased demand for equipment financing. Excluding the impact of the Pascack loans of $22.3 million, commercial, industrial and other increased $2.7 million, or 1%. Real Estate-Residential mortgages declined $7.6 million, or 2%, excluding the impact of Pascack’s residential mortgages of $10.3 million. The decline in residential mortgages results from a decision to sell most of the residential loans that the Company originates. Excluding the impact of Pascack loans totaling $1.0 million and $12.2 million, respectively, Real estate construction loans increased $5.6 million, while home equity and consumer loans decreased $6.9 million. For more information on the loan portfolio, see Note 8 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets increased from $23.7 million on December 31, 2015 to $25.8 million on March 31, 2016, primarily in the commercial secured by real estate and commercial, industrial and other loans categories, which increased by $1.5 million and $1.1 million, respectively. While non-performing assets increased primarily due to the Pascack acquisition, the percentage of non-performing assets to total assets decreased from 0.61% at December 31, 2015 to 0.58% at March 31, 2016. Non-accrual loans at March 31, 2016 included three loan relationships with a balance of $1.0 million or over, totaling $5.7 million, and seven loan relationships between $500,000 and $1.0 million, totaling $4.7 million.

There were $101,000 in loans and leases past due ninety days or more and still accruing at March 31, 2016 compared to $331,000 at December 31, 2015. These loans primarily consisted of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears, unless the obligations are well-secured and in the process of collection.

On March 31, 2016, the Company had $10.5 million in loans that were troubled debt restructurings and still accruing interest income compared to $10.1 million at December 31, 2015. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On March 31, 2016, the Company had $26.9 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $26.0 million at year-end 2015. For more information on impaired loans and leases see Note 8 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $701,000 has been allocated as a portion of the allowance for loan and lease losses for impairment at March 31, 2016. At March 31, 2016, the Company also had $46.7 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $46.6 million at December 31, 2015.

There were no loans and leases at March 31, 2016, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

	Three Months	Three Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
(dollars in thousands)	2016	2015	2015
Balance of the allowance at the beginning of the year	$30,874	$30,684	$30,684

Loans and leases charged off:
Commercial, secured by real estate	135	546	1,821
Commercial, industrial and other	625	10	205
Leases	70	427	548
Real estate - mortgage	93	17	375
Real estate - construction	0	20	20
Home equity and consumer	620	261	1,511

Total loans charged off	1,543	1,281	4,480

Recoveries:
Commercial, secured by real estate	55	39	2,221
Commercial, industrial and other	42	42	183
Leases	1	20	26
Real estate - mortgage	3	1	63
Real estate - construction	—	100	106
Home equity and consumer	46	30	129

Total Recoveries	147	232	2,728

Net charge-offs:	1,396	1,049	1,752
Provision for loan and lease losses	1,075	870	1,942

Ending balance	$30,553	$30,505	$30,874

Ratio of annualized net charge-offs to average loans and leases outstanding	0.17%	0.16%	0.06%
Ratio of allowance at end of period as a percentage of period end total loans and leases	0.91%	1.13%	1.04%

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

The overall balance of the allowance for loan and lease losses at $30.6 million at March 31, 2016 decreased $321,000, from December 31, 2015, a decrease of 1%. The distribution of the allowance changes between segments of the loan portfolio reflects changes in the non-performing loan and charge-off statistics within each portfolio. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.

Non-performing loans and leases increased from $22.7 million on December 31, 2015 to $25.0 million on March 31, 2016. The allowance for loan and lease losses as a percent of total loans was 0.91% of total loans on March 31, 2016 compared to 1.04% as of December 31, 2015. The reduction in the percentage of the allowance for loan and lease losses as a percent of total loans and leases was primarily due to the $319.6 million increase in loans resulting from the Pascack acquisition, which is accounted for under acquisition accounting. Excluding the Pascack loans, the allowance as a percent of total loans would be 1.00%. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2016.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 7 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities decreased from $559.1 million on December 31, 2015 to $556.9 million on March 31, 2016, a decrease of $2.1 million.

Deposits

Total deposits increased from $3.00 billion on December 31, 2015 to $3.46 billion on March 31, 2016, an increase of $467.1 million, or 16%. Pascack’s deposits totaled $304.5 million at the time of acquisition. Noninterest bearing deposits increased $80.7 million, or 12%, to $774.5 million. Excluding $64.4 million in Pascack demand deposits, noninterest bearing demand deposits have increased by $16.3 million, or 2%, from year-end 2015. Savings and interest-bearing transaction accounts and time deposits increased $245.8 million and $140.5 million, respectively. At the time of acquisition, Pascack had savings and interest-bearing transaction accounts and time deposits of $161.9 million and $78.1 million, respectively.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $7.5 million for the first three months of 2016 compared to $8.6 million for the same period in 2015.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first three months of 2016, Lakeland’s deposits increased $162.6 million, excluding the impact of Pascack deposits.

•	Sales of securities. At March 31, 2016 the Company had $441.1 million in securities designated “available for sale.” Of these securities, $303.1 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•	Overnight credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on March 31, 2016. Lakeland also has overnight federal funds lines available for it to borrow up to $182.0 million. Lakeland had borrowings against these lines of $100.3 million at March 31, 2016. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2016.

•	Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2016 follows.

Cash and cash equivalents totaling $213.6 million on March 31, 2016 increased $95.1 million from December 31, 2015. Operating activities provided $7.5 million in net cash. Investing activities used $30.0 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $117.7 million in net cash primarily reflecting the increase in deposits of $162.7 million offset by declines in federal funds purchased and securities sold under agreements to repurchase of $22.4 million and $19.0 million, respectively. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2016. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After one but	After three
		Within	within three	but within	After
(dollars in thousands)	Total	one year	years	five years	five years
Minimum annual rentals on noncancellable operating leases	$35,404	$3,225	$5,474	$4,807	$21,898
Benefit plan commitments	6,377	218	793	793	4,573
Remaining contractual maturities of time deposits	373,650	295,091	64,980	13,579	—
Subordinated debentures	31,238	—	—	—	31,238
Loan commitments	848,982	643,384	142,854	5,765	56,979
Other borrowings	308,905	106,028	187,877	5,000	10,000
Interest on other borrowings*	27,685	6,035	6,240	2,870	12,540
Standby letters of credit	11,346	9,544	1,722	—	80

Total	$1,643,587	$1,063,525	$409,940	$32,814	$137,308

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 1.92%.

Capital Resources

Total stockholders’ equity increased from $400.5 million on December 31, 2015 to $446.9 million on March 31, 2016, an increase of $46.4 million, or 12%. Book value per common share increased to $10.84 on March 31, 2016 from $10.57 on December 31, 2015. The increase in stockholders’ equity from December 31, 2015 to March 31, 2016 was primarily due to stock issued of $37.2 million for the acquisition of Pascack, $8.1 million in net income and other comprehensive income on the Company’s available for sale securities portfolio of $4.0 million, partially offset by the payment of cash dividends on common stock of $3.5 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. Management believes, as of March 31, 2016, that the Company and Lakeland meet all capital adequacy requirements to which they are subject.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2016, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The capital ratios for the Company and Lakeland at March 31, 2016 are as follows:

		Common Equity
	Tier 1 Capital	Tier 1 to	Tier 1 Capital	Total Capital
	to Total Average	Risk-Weighted	to Risk-Weighted	to Risk-Weighted
	Assets Ratio	Assets Ratio	Assets Ratio	Assets Ratio
	March 31,	March 31,	March 31,	March 31,
Capital Ratios:	2016	2016	2016	2016
The Company	8.33%	9.06%	9.93%	10.87%
Lakeland Bank	7.88%	9.39%	9.39%	10.33%
Required capital ratios including conservation buffer	5.00%	5.125%	6.625%	8.625%
“Well capitalized” institution under FDIC Regulations	5.00%	6.50%	8.00%	10.00%

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

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2016	2015
Calculation of tangible book value per common share
Total common stockholders’ equity at end of period - GAAP	$446,875	$400,516
Less:
Goodwill	125,443	109,974
Other identifiable intangible assets, net	2,891	1,545

Total tangible common stockholders’ equity at end of period - Non-GAAP	$318,541	$288,997

Shares outstanding at end of period	41,241	37,906

Book value per share - GAAP	$10.84	$10.57

Tangible book value per share - Non-GAAP	$7.72	$7.62

Calculation of tangible common equity to tangible assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$318,541	$288,997

Total assets at end of period	$4,404,233	$3,869,550
Less:
Goodwill	125,443	109,974
Other identifiable intangible assets, net	2,891	1,545

Total tangible assets at end of period - Non-GAAP	$4,275,899	$3,758,031

Common equity to assets - GAAP	10.15%	10.35%

Tangible common equity to tangible assets - Non-GAAP	7.45%	7.69%

	For the three months ended,
	March 31,	March 31,
(dollars in thousands)	2016	2015
Calculation of return on average tangible common equity
Net income - GAAP	$8,108	$8,330

Total average common stockholders’ equity	$440,823	$383,587
Less:
Average goodwill	124,423	109,974
Average other identifiable intangible assets, net	2,920	1,919

Total average tangible common stockholders’ equity - Non-GAAP	$313,480	$271,694

Return on average common stockholders’ equity - GAAP	7.40%	8.81%

Return on average tangible common stockholders’ equity - Non-GAAP	10.40%	12.43%

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $134.6 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%

March 31, 2016	-0.8%	-1.5%
December 31, 2015	-1.4%	-1.6%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-15.0%	-10.0%	-5.0%	-5.0%

March 31, 2016	2.4%	1.9%	1.2%	-4.2%
December 31, 2015	1.7%	1.3%	0.8%	-4.5%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2016 (the base case) was $572.7 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-25.0%	-20.0%	-10.0%	-10.0%

March 31, 2016	-10.0%	-6.1%	-2.6%	-0.9%
December 31, 2015	-10.2%	-6.5%	-2.9%	0.3%

The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

(a) Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rule 13a-15, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in the Company’s internal control over financial reporting previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”), the Company’s disclosure controls and procedures were not effective as of March 31, 2016.

As previously disclosed in the Company’s 2015 10-K, during the fourth quarter of 2015, management identified a material weakness in internal controls over the completeness and accuracy of the information used to determine the qualitative component of the allowance for loan and lease losses estimate. This material weakness in internal controls occurred due to the control operator not executing the review control, as designed, of the completeness and accuracy of the information used in the qualitative component of the allowance for loan and lease losses estimate as of December 31, 2015. No restatement of prior period financial statements and no change in previously issued financial results were required as a result of this weakness in internal control. Management has taken steps to remediate this weakness by enhancing review controls, including adding an additional independent level of review over the information used to determine the qualitative component in the allowance for loan and lease losses estimation process. Management is still evaluating these new controls and procedures. Once placed in operation for a sufficient period of time, the Company will subject them to appropriate tests in order to determine whether they are operating effectively.

(b) Changes in internal controls over financial reporting. As discussed above, management has continued to remediate the underlying causes of the material weakness disclosed in the 2015 10-K. Other than the plan for remediation described above, there has been no change in the Company’s internal control over financial reporting in the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Certain former shareholders of Pascack Bancorp, Inc. brought a purported class action (the “Action”) in the Superior Court of New Jersey, Bergen County, in connection with the merger of Pascack Bancorp with and into the Company, and the merger of Pascack Community Bank with and into Lakeland Bank. The complaint alleged that the Company had aided and abetted the individual defendants (former board members of Pascack Bancorp) in their alleged breaches of fiduciary duty. The parties reached an agreement-in-principle concerning the proposed settlement of the Action on December 1 and December 2, 2015. The mergers were consummated on January 7, 2016. The parties have agreed to a stipulation of settlement which is pending court approval. On April 1, 2016, the court gave preliminary approval to the settlement.

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

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits

10.1	Change in Control Agreement dated April 11, 2016 among Lakeland Bancorp, Inc., Lakeland Bank and James Nigro.

31.1	Certification by Thomas J. Shara pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by Joseph F. Hurley pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by Thomas J. Shara and Joseph F. Hurley pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 10, 2016