Form 10-Q
period 2016-06-30
LAKELAND BANCORP INC
filed 2016-08-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 44,441,935 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31,
	(unaudited)	2015
	(dollars in thousands, except share amounts)
ASSETS
Cash	$146,306	$113,894
Interest-bearing deposits due from banks	6,577	4,599

Total cash and cash equivalents	152,883	118,493

Investment securities available for sale, at fair value	460,390	442,349
Investment securities held to maturity; fair value of $129,447 at June 30, 2016 and $117,594 at December 31, 2015	126,221	116,740
Federal Home Loan Bank and other membership bank stock, at cost	15,797	14,087
Loans held for sale	6,463	1,233
Loans, net of deferred costs (fees)	3,451,382	2,965,200
Less: allowance for loan and lease losses	30,667	30,874

Net loans	3,420,715	2,934,326
Premises and equipment, net	49,322	35,881
Accrued interest receivable	10,480	9,208
Goodwill	125,285	109,974
Other identifiable intangible assets	2,728	1,545
Bank owned life insurance	66,212	65,361
Other assets	31,364	20,353

TOTAL ASSETS	$4,467,860	$3,869,550

LIABILITIES
Deposits:
Noninterest bearing	$824,077	$693,741
Savings and interest-bearing transaction accounts	2,235,918	1,958,510
Time deposits $250 thousand and under	359,471	270,623
Time deposits over $250 thousand	117,865	72,698

Total deposits	3,537,331	2,995,572
Federal funds purchased and securities sold under agreements to repurchase	123,662	151,234
Other borrowings	294,771	271,905
Subordinated debentures	31,238	31,238
Other liabilities	25,924	19,085

TOTAL LIABILITIES	4,012,926	3,469,034

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 41,240,826 shares at June 30, 2016 and 37,906,481 shares at December 31, 2015	424,409	386,287
Retained earnings	23,836	13,079
Accumulated other comprehensive income	6,689	1,150

TOTAL STOCKHOLDERS’ EQUITY	454,934	400,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,467,860	$3,869,550

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$35,800	$28,211	$69,921	$56,107
Federal funds sold and interest-bearing deposits with banks	124	11	199	23
Taxable investment securities and other	2,696	2,688	5,658	5,362
Tax-exempt investment securities	417	398	830	808

TOTAL INTEREST INCOME	39,037	31,308	76,608	62,300

INTEREST EXPENSE
Deposits	2,404	1,346	4,609	2,629
Federal funds purchased and securities sold under agreements to repurchase	9	37	47	59
Other borrowings	1,522	1,256	3,000	2,425

TOTAL INTEREST EXPENSE	3,935	2,639	7,656	5,113

NET INTEREST INCOME	35,102	28,669	68,952	57,187
Provision for loan and lease losses	1,010	740	2,085	1,610

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	34,092	27,929	66,867	55,577
NONINTEREST INCOME
Service charges on deposit accounts	2,523	2,450	4,965	4,790
Commissions and fees	1,099	1,196	2,078	2,503
Gains on sales of investment securities	—	17	370	17
Gains on sales of loans	425	464	845	729
Income on bank owned life insurance	414	388	822	1,087
Other income	424	443	672	570

TOTAL NONINTEREST INCOME	4,885	4,958	9,752	9,696

NONINTEREST EXPENSE
Salaries and employee benefits	13,091	12,144	27,176	23,894
Net occupancy expense	2,341	2,273	5,029	4,821
Furniture and equipment	2,082	1,629	4,028	3,285
Stationery, supplies and postage	416	377	859	742
Marketing expense	385	416	694	656
FDIC insurance expense	681	531	1,271	1,049
Data processing expense	459	438	979	773
Telecommunications expense	386	358	810	703
ATM and debit card expense	383	382	729	724
Expenses on other real estate owned and other repossessed assets	26	27	65	19
Merger related expenses	685	—	2,406	—
Core deposit intangible amortization	164	107	331	218
Other expenses	2,616	2,513	4,762	4,353

TOTAL NONINTEREST EXPENSE	23,715	21,195	49,139	41,237

Income before provision for income taxes	15,262	11,692	27,480	24,036
Income tax expense	5,132	3,830	9,242	7,844

NET INCOME	$10,130	$7,862	$18,238	$16,192

PER SHARE OF COMMON STOCK
Basic earnings	$0.24	$0.21	$0.44	$0.42

Diluted earnings	$0.24	$0.21	$0.44	$0.42

Dividends	$0.095	$0.085	$0.180	$0.160

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
NET INCOME	$10,130	$7,862	$18,238	$16,192

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized securities gains (losses) during period	1,697	(2,177)	5,854	498
Reclassification for gains included in net income	—	(17)	(233)	(17)
Unrealized losses on derivatives	(126)	—	(126)	—
Change in pension liability, net	6	5	44	10

Other comprehensive income (loss)	1,577	(2,189)	5,539	491

TOTAL COMPREHENSIVE INCOME	$11,707	$5,673	$23,777	$16,683

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

	For the Six Months Ended June 30, 2016
			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total
	(in thousands)
At January 1, 2016	$386,287	$13,079	$1,150	$400,516

Net Income	—	18,238	—	18,238
Other comprehensive income, net of tax	—	—	5,539	5,539
Stock based compensation	1,107	—	—	1,107
Issuance of stock for Pascack acquisition	37,221	—	—	37,221
Retirement of restricted stock	(206)	—	—	(206)
Cash dividends, common stock	—	(7,481)	—	(7,481)

At June 30, 2016	$424,409	$23,836	$6,689	$454,934

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months Ended June 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,238	$16,192
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,794	2,009
Depreciation and amortization	1,847	1,914
Amortization of intangible assets	331	218
Provision for loan and lease losses	2,085	1,610
Loans originated for sale	(38,408)	(34,649)
Proceeds from sales of loans	34,023	32,622
Gains on sales of securities	(370)	(17)
Gains on sales of loans held for sale	(845)	(729)
Gains on other real estate and other repossessed assets	(90)	(144)
Losses on sales of premises and equipment	117	2
Stock-based compensation	1,107	912
Increase in other assets	(9,176)	(3,535)
Increase (decrease) in other liabilities	483	(281)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,136	16,124

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisition	40,942	—
Proceeds from repayments on and maturity of securities:
Available for sale	40,083	37,946
Held to maturity	13,156	8,804
Proceeds from sales of securities
Available for sale	15,654	11,472
Purchase of securities:
Available for sale	(61,705)	(54,241)
Held to maturity	(22,778)	(24,245)
Purchase of bank owned life insurance	—	(4,078)
Proceeds from bank owned life insurance policy	—	772
Net decrease (increase) in Federal Home Loan Bank Stock	1,253	(2,933)
Net increase in loans and leases	(170,698)	(103,750)
Proceeds from sales of other real estate and repossessed assets	758	853
Proceeds from dispositions and sales of premises and equipment	11	4
Capital expenditures	(1,648)	(2,053)

NET CASH USED IN INVESTING ACTIVITIES	(144,972)	(131,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	237,564	52,204
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(27,572)	37,314
Proceeds from other borrowings	4,921	70,230
Repayments of other borrowings	(39,000)	(10,000)
Excess tax benefits	—	59
Exercise of stock options	—	113
Retirement of restricted stock	(206)	(250)
Dividends paid	(7,481)	(6,095)

NET CASH PROVIDED BY FINANCING ACTIVITIES	168,226	143,575

Net increase in cash and cash equivalents	34,390	28,250
Cash and cash equivalents, beginning of period	118,493	109,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,883	$137,566

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements –Unaudited

Note 1. Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (Lakeland) and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry.

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2016 do not necessarily indicate the results that the Company will achieve for all of 2016.

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

Note 2. Acquisitions

Harmony Bank

On July 1, 2016, the Company completed its acquisition of Harmony Bank, a bank located in Ocean County, NJ. Effective upon the opening of business on July 1, 2016, Harmony was merged into Lakeland Bank. This merger allows the Company to expand its presence to Ocean County. The merger agreement provided that shareholders of Harmony would receive 1.25 shares of the Company common stock for each share of Harmony Bank common stock that they owned at the effective time of the merger. The Company issued an aggregate of approximately 3,201,109 shares of its common stock in the merger. Outstanding Harmony stock options were paid out in cash at the difference between $14.31 (Lakeland’s closing stock price on July 1, 2016 of $11.45 multiplied by 1.25) and the average strike price of $9.07 for a total cash payment of $869,000. As of the opening of business July 1, 2016, Harmony operated three branches in Ocean County, New Jersey, and had total assets, total loans, total deposits and total stockholders’ equity of $314 million, $261 million, $277 million, and $24 million, respectively. As the merger has not been completed as of June 30, 2016, the transaction is not reflected in the balance sheet or results of operations for the periods presented in this document.

Pascack Bancorp

On January 7, 2016, the Company completed its acquisition of Pascack Bancorp, Inc. (“Pascack”), a bank holding company headquartered in Waldwick, New Jersey. Pascack was the parent of Pascack Community Bank. This acquisition enables the Company to broaden its presence in Bergen and Essex counties. Effective as of the close of business on January 7, 2016, Pascack merged into the Company, and Pascack Community Bank merged into Lakeland Bank. The Merger Agreement provided that the shareholders of Pascack would receive, at their election, for each outstanding share of Pascack common stock that they own at the effective time of the merger, either 0.9576 shares of Lakeland Bancorp common stock or $11.35 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration was shares of Lakeland Bancorp common stock and 10% was cash. Lakeland Bancorp issued an aggregate of 3,314,284 shares of its common stock in the merger and paid approximately $4.4 million in cash excluding the cash paid in connection with the cancellation of Pascack stock options. Outstanding Pascack stock options were paid out in cash at the difference between $11.35 and an average strike price of $7.37 for a total cash payment of $122,000. As of January 7, 2016, Pascack operated 8 branches in Bergen and Essex Counties in New Jersey, and had total assets, total loans, total deposits and total stockholders’ equity of $389.9 million, $320.9 million, $303.2 million and $26.9 million, respectively, before purchase accounting adjustments. This transaction resulted in $15.3 million of goodwill and generated $1.5 million in core deposit intangibles.

During the quarter ended June 30, 2016, the Company revised the estimated fair value of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustment related to the fair market value of certain fixed assets which resulted in a $158,000 decrease in goodwill.

The acquisition was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of the acquisition date. Pascack’s assets were recorded at their preliminary estimated fair values as of January 7, 2016 and Pascack’s results of operations are included in the Company’s Consolidated Statements of Income from that date forward.

The assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition, including the use of a third party valuation specialist. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the acquisition. The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Pascack, net of cash consideration paid.

On Janaury 7, 2016
(in thousands)
Cash and cash equivalents	$40,942
Securities held to maturity	3,925
Federal Home Loan Bank stock	2,962
Loans and leases	319,575
Premises and equipment	14,438
Goodwill	15,311
Identifiable intangible assets	1,514
Accrued interest receivable and other assets	6,672

Total assets acquired	405,339

Deposits	(304,466)
Other borrowings	(57,308)
Other liabilities	(6,344)

Total liabilities assumed	(368,118)

Net assets acquired	$37,221

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

Direct costs related to the Pascack and Harmony acquisitions were expensed as incurred. During the six months ended June 30, 2016, the Company incurred $2.4 million of merger and acquisition integration-related expenses, which have been separately stated in the Company’s consolidated statements of income.

Supplemental Pro Forma Financial Information

The following table provides unaudited condensed pro forma financial information assuming that the Pascack acquisition had been completed as of January 1, 2016, for the six months ended June 30, 2016 and as of January 1, 2015 for the six months ended June 30, 2015. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Pascack’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects. The Company has not provided separate information regarding revenue and earnings of Pascack since the acquisition because of the manner in which Pascack’s branches and lending team were immediately merged into Lakeland’s branches and lending team making such information impracticable to provide.

(in thousands)	Pro-Forma June 30, 2016	Pro-Forma June 30, 2015
Net interest income	$69,209	$64,518
Provision for loan losses	2,085	1,610
Noninterest income	9,756	9,887
Noninterest expense	46,978	46,506
Net income	19,855	17,528
Earnings per share:
Fully diluted	$0.48	$0.42

Note 3. Earnings Per Share

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income available to common shareholders	$10,130	$7,862	$18,238	$16,192
Less: earnings allocated to participating securities	106	68	162	120

Net income allocated to common shareholders	$10,024	$7,794	$18,076	$16,072

Weighted average number of common shares outstanding - basic	41,238	37,854	41,084	37,827
Share-based plans	168	134	161	134

Weighted average number of common shares outstanding - diluted	41,406	37,988	41,245	37,961

Basic earnings per share	$0.24	$0.21	$0.44	$0.42

Diluted earnings per share	$0.24	$0.21	$0.44	$0.42

There were no antidilutive options to purchase common stock to be excluded from the computation for the three and six months ended June 30, 2016.

Options to purchase 83,437 shares of common stock at a weighted average price of $12.29 per share were outstanding and were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2015 because the exercise price was greater than the average market price.

Note 4. Investment Securities

Available For Sale	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$90,746	$2,034	$—	$92,780	$97,617	$190	$(674)	$97,133
Mortgage-backed securities, residential	292,829	4,835	(119)	297,545	280,018	1,717	(2,283)	279,452
Mortgage-backed securities, multifamily	10,220	288	—	10,508	10,249	—	(129)	10,120
Obligations of states and political subdivisions	39,225	1,390	(8)	40,607	35,639	910	(51)	36,498
Other debt securities	—	—	—	—	498	3	—	501
Equity securities	16,715	2,490	(255)	18,950	16,550	2,393	(298)	18,645

	$449,735	$11,037	$(382)	$460,390	$440,571	$5,213	$(3,435)	$442,349

Held to Maturity	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. government agencies	$26,589	$974	$—	$27,563	$30,477	$289	$(94)	$30,672
Mortgage-backed securities, residential	37,972	882	(33)	38,821	36,466	411	(426)	36,451
Mortgage-backed securities, multifamily	2,110	23	—	2,133	2,159	—	(60)	2,099
Obligations of states and political subdivisions	57,534	1,370	(62)	58,842	45,617	809	(156)	46,270
Other debt securities	2,016	72	—	2,088	2,021	81	—	2,102

	$126,221	$3,321	$(95)	$129,447	$116,740	$1,590	$(736)	$117,594

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

		June 30, 2016
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,389	$2,405	$20,956	$20,924
Due after one year through five years	73,837	75,555	23,854	24,629
Due after five years through ten years	48,059	49,516	34,112	35,442
Due after ten years	5,686	5,911	7,217	7,498

	129,971	133,387	86,139	88,493
Mortgage-backed securities	303,049	308,053	40,082	40,954
Equity securities	16,715	18,950	—	—

Total securities	$449,735	$460,390	$126,221	$129,447

The following table shows proceeds from sales of securities and gross gains on sales of securities for the periods indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sale proceeds	$—	$11,472	$15,654	$11,472
Gross gains	—	28	370	28
Gross losses	—	(11)	—	(11)

There were no other-than-temporary impairments for the six months ended June 30, 2016 or 2015.

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $357.0 million and $347.7 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

June 30, 2016	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands)
Available for Sale

Mortgage-backed securities, residential	$5,089	$22	$16,727	$97	14	$21,816	$119
Obligations of states and political subdivisions	888	8	—	—	1	888	8
Equity securities	234	42	4,774	213	2	5,008	255

	$6,211	$72	$21,501	$310	17	$27,712	$382

Held to Maturity

Mortgage-backed securities, residential	$2,291	$10	$1,121	$23	3	$3,412	$33
Obligations of states and political subdivisions	15,204	61	752	1	13	15,956	62

	$17,495	$71	$1,873	$24	16	$19,368	$95

December 31, 2015	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in thousands)
Available for Sale

U.S. treasury and U.S. government agencies	$80,192	$674	$—	$—	16	$80,192	$674
Mortgage-backed securities, residential	103,749	1,043	50,095	1,240	50	153,844	2,283
Mortgage-backed securities, multifamily	10,120	129	—	—	2	10,120	129
Obligations of states and political subdivisions	2,051	4	1,466	47	7	3,517	51
Other debt securities	—	—	—	—	—	—	—
Equity securities	247	24	4,643	274	3	4,890	298

	$196,359	$1,874	$56,204	$1,561	78	$252,563	$3,435

Held to Maturity

U.S. government agencies	$15,683	$94	$—	$—	3	$15,683	$94
Mortgage-backed securities, residential	20,283	262	6,687	164	11	26,970	426
Mortgage-backed securities, multifamily	1,223	18	876	42	2	2,099	60
Obligations of states and political subdivisions	9,181	149	2,043	7	15	11,224	156

	$46,370	$523	$9,606	$213	31	$55,976	$736

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

As of June 30, 2016, the equity securities include investments in equity stocks and investments in investment funds that use net asset value per share to measure fair value. The equity stocks represent investments in other financial institutions for market appreciation purposes. Those equities had a purchase price of $2.7 million and a market value of $5.0 million as of June 30, 2016.

The investment funds include $2.9 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2016, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The investment funds also include $11.0 million that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of June 30, 2016, the amortized cost of these securities was $11.0 million and the fair value was $11.0 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

Note 5. Loans, Leases and Other Real Estate

The following sets forth the composition of the Company’s loan and lease portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Commercial, secured by real estate	$2,200,147	$1,761,589
Commercial, industrial and other	313,062	307,044
Leases	63,338	56,660
Real estate - residential mortgage	383,823	389,692
Real estate - construction	152,978	118,070
Home equity and consumer	340,956	334,891

Total loans	3,454,304	2,967,946

Less: deferred fees	(2,922)	(2,746)

Loans, net of deferred fees	$3,451,382	$2,965,200

At June 30, 2016 and December 31, 2015, home equity and consumer loans included overdraft deposit balances of $512,000 and $705,000, respectively. At June 30, 2016 and December 31, 2015, the Company had $807.0 million and $738.7 million in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).

The carrying value of loans acquired in the Pascack acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $0.8 million at June 30, 2016, which was substantially the same as the balance at the Pascack acquisition date of January 7, 2016. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

There were no material increases or decreases in the expected cash flows between acquisition date and June 30, 2016. The Company recognized $31,000 of interest income on the credit impaired loans acquired.

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

(in thousands)	June 30, 2016	December 31, 2015
Commercial, secured by real estate	$12,554	$10,446
Commercial, industrial and other	41	103
Leases	159	316
Real estate - residential mortgage	8,865	8,664
Home equity and consumer	3,325	3,167

Total non-accrual loans and leases	$24,944	$22,696
Other real estate and other repossessed assets	1,594	983

TOTAL NON-PERFORMING ASSETS	$26,538	$23,679

Troubled debt restructurings, still accruing	$9,509	$10,108

Non-accrual loans included $2.4 million and $2.5 million of troubled debt restructurings as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company had $7.0 million and $7.9 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of June 30, 2016 and December 31, 2015, is as follows:

			Greater				Recorded
			Than			Total	Investment Greater
	30-59 Days	60-89 Days	89 Days	Total		Loans	than 89 Days and
	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Still Accruing
			(in thousands)
June 30, 2016

Commercial, secured by real estate	$5,357	$4,150	$9,269	$18,776	$2,181,371	$2,200,147	$—
Commercial, industrial and other	792	213	136	1,141	311,921	313,062	—
Leases	145	25	159	329	63,009	63,338	—
Real estate - residential mortgage	2,168	1,263	6,906	10,337	373,486	383,823	—
Real estate - construction	—	—	—	—	152,978	152,978	—
Home equity and consumer	650	146	2,568	3,364	337,592	340,956	42

	$9,112	$5,797	$19,038	$33,947	$3,420,357	$3,454,304	$42

December 31, 2015

Commercial, secured by real estate	$1,465	$693	$7,853	$10,011	$1,751,578	$1,761,589	$—
Commercial, industrial and other	205	—	103	308	306,736	307,044	—
Leases	62	26	316	404	56,256	56,660	—
Real estate—residential mortgage	1,361	725	7,472	9,558	380,134	389,692	—
Real estate—construction	—	—	—	—	118,070	118,070	—
Home equity and consumer	876	141	3,498	4,515	330,376	334,891	331

	$3,969	$1,585	$19,242	$24,796	$2,943,150	$2,967,946	$331

Impaired Loans

The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings. Impaired loans as of June 30, 2016 and December 31, 2015 are as follows:

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
June 30, 2016	Impaired Loans	Balance	Allowance	Recognized	Impaired Loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$12,615	$13,090	$—	$116	$13,015
Commercial, industrial and other	95	95	—	2	96
Leases	—	—	—	—	—
Real estate - residential mortgage	3,129	3,146	—	8	2,084
Real estate - construction	—	—	—	—	—
Home equity and consumer	537	537	—	—	545

Loans with specific allowance:
Commercial, secured by real estate	7,630	8,143	493	145	6,924
Commercial, industrial and other	916	916	43	20	938
Leases	—	—	—	—	3
Real estate - residential mortgage	934	1,008	31	15	938
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,247	1,406	103	30	1,201

Total:
Commercial, secured by real estate	$20,245	$21,233	$493	$261	$19,939
Commercial, industrial and other	1,011	1,011	43	22	1,034
Leases	—	—	—	—	3
Real estate - residential mortgage	4,063	4,154	31	23	3,022
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,784	1,943	103	30	1,746

	$27,103	$28,341	$670	$336	$25,744

		Contractual
	Recorded	Unpaid		Interest	Average
	Investment in	Principal	Specific	Income	Investment in
December 31, 2015	Impaired Loans	Balance	Allowance	Recognized	Impaired Loans
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,065	$14,712	$—	$344	$12,928
Commercial, industrial and other	209	887	—	14	749
Leases	—	—	—	—	—
Real estate - residential mortgage	2,195	2,242	—	—	2,096
Real estate - construction	—	—	—	—	94
Home equity and consumer	574	575	—	5	762

Loans with specific allowance:
Commercial, secured by real estate	5,721	5,918	598	271	6,249
Commercial, industrial and other	1,023	1,023	77	32	717
Leases	6	6	1	—	—
Real estate - residential mortgage	832	865	73	37	840
Real estate - construction	380	380	21	13	308
Home equity and consumer	1,001	1,013	73	54	1,006

Total:
Commercial, secured by real estate	$19,786	$20,630	$598	$615	$19,177
Commercial, industrial and other	1,232	1,910	77	46	1,466
Leases	6	6	1	—	—
Real estate - residential mortgage	3,027	3,107	73	37	2,936
Real estate - construction	380	380	21	13	402
Home equity and consumer	1,575	1,588	73	59	1,768

	$26,006	$27,621	$843	$770	$25,749

Interest income recognized on impaired loans was $336,000 and $394,000, respectively, for the six months ended June 30, 2016 and 2015. Interest that would have been accrued on impaired loans during the first six months of 2016 and 2015 had the loans been performing under original terms would have been $828,000 and $794,000, respectively.

Credit Quality Indicators

The class of loans is determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. Lakeland assigns a credit risk rating to all commercial loans and loan commitments. The credit risk rating system has been developed by management to provide a methodology to be used by loan officers, department heads and senior management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists senior management in evaluating Lakeland’s commercial loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes commercial loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows the Company’s commercial loan portfolio as of June 30, 2016 and December 31, 2015, by the risk ratings discussed above (in thousands):

	Commercial,	Commercial,
	Secured by	Industrial	Real Estate-
June 30, 2016	Real Estate	and Other	Construction
Risk Rating
1	$—	$4,790	$—
2	—	12,859	—
3	90,333	39,328	—
4	664,396	120,918	21,003
5	1,299,359	111,842	128,998
5W - Watch	74,293	8,824	271
6 - Other assets especially mentioned	23,139	4,918	1,472
7 - Substandard	48,627	9,583	1,234
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$2,200,147	$313,062	$152,978

	Commercial,	Commercial,
	Secured by	Industrial	Real Estate-
December 31, 2015	Real Estate	and Other	Construction
Risk Rating
1	$—	$3,517	$—
2	—	9,662	—
3	65,199	56,895	—
4	526,909	111,702	19,125
5	1,044,888	105,301	94,535
5W - Watch	43,342	4,259	146
6 - Other assets especially mentioned	34,570	4,105	1,851
7 - Substandard	46,681	11,603	2,413
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,761,589	$307,044	$118,070

The risk rating tables above do not include consumer or residential loans or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

In 2015, the Company refined and enhanced its assessment of the adequacy of the allowance for loan and lease losses by extending the lookback period on its commercial loan portfolios from three years to five years and by extending the lookback period for all other portfolios from two to three years in order to capture more of the economic cycle. It also enhanced its qualitative factor framework to include a factor that captures the risk related to appraised real estate values, and how those values could change in relation to a change in capitalization rates. This enhancement is meant to increase the level of precision in the allowance for loan and lease losses. As a result, the Company no longer has an “unallocated” segment in its allowance for loan losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios.

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three and six months ended June 30, 2016 and 2015:

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
Three Months Ended June 30, 2016	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)

Beginning Balance	$20,077	$2,597	$588	$2,266	$1,504	$3,521	$30,553
Charge-offs	(139)	(171)	(205)	(213)	—	(317)	(1,045)
Recoveries	26	34	21	1	—	67	149
Provision	395	(248)	220	110	284	249	1,010

Ending Balance	$20,359	$2,212	$624	$2,164	$1,788	$3,520	$30,667

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
Three Months Ended June 30, 2015	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Unallocated	Total
	(in thousands)

Beginning Balance	$12,560	$3,307	$1,038	$3,298	$637	$6,924	$2,741	$30,505
Charge-offs	(805)	(64)	(102)	(89)	—	(415)	—	(1,475)
Recoveries	325	42	—	2	6	29	—	404
Provision	1,839	(417)	18	(195)	82	(619)	32	740

Ending Balance	$13,919	$2,868	$954	$3,016	$725	$5,919	$2,773	$30,174

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
Six Months Ended June 30, 2016	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)

Beginning Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$30,874
Charge-offs	(274)	(796)	(275)	(306)	—	(937)	(2,588)
Recoveries	81	76	22	4	—	113	296
Provision	329	295	417	(122)	197	969	2,085

Ending Balance	$20,359	$2,212	$624	$2,164	$1,788	$3,520	$30,667

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
Six Months Ended June 30, 2015	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Unallocated	Total
	(in thousands)

Beginning Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684
Charge-offs	(1,351)	(74)	(529)	(106)	(20)	(676)	—	(2,756)
Recoveries	364	84	20	3	106	59	—	636
Provision	1,329	(338)	881	(901)	86	203	350	1,610

Ending Balance	$13,919	$2,868	$954	$3,016	$725	$5,919	$2,773	$30,174

Loans receivable summarized by portfolio segment and impairment method are as follows:

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
June 30, 2016	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$20,245	$1,011	$—	$4,063	$—	$1,784	$27,103
Ending Balance: Collectively evaluated for impairment	2,179,493	311,720	63,338	379,760	152,978	339,153	$3,426,442
Ending Balance: Loans acquired with deteriorated credit quality	409	331	—	—	—	19	$759

Ending Balance (1)	$2,200,147	$313,062	$63,338	$383,823	$152,978	$340,956	$3,454,304

(1) Excludes deferred fees

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
December 31, 2015	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$19,786	$1,232	$6	$3,027	$380	$1,575	$26,006
Ending Balance: Collectively evaluated for impairment	1,741,803	305,812	56,654	386,665	117,690	333,316	$2,941,940

Ending Balance (1)	$1,761,589	$307,044	$56,660	$389,692	$118,070	$334,891	$2,967,946

(1)	Excludes deferred fees

The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
June 30, 2016	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$493	$43	$—	$31	$—	$103	$670
Ending Balance: Collectively evaluated for impairment	19,866	2,169	624	2,133	1,788	3,417	$29,997

Ending Balance	$20,359	$2,212	$624	$2,164	$1,788	$3,520	$30,667

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
December 31, 2015	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$598	$77	$1	$73	$21	$73	$843
Ending Balance: Collectively evaluated for impairment	19,625	2,560	459	2,515	1,570	3,302	$30,031

Ending Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$30,874

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.5 million and $2.0 million at June 30, 2016 and December 31, 2015, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

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

The following table summarizes loans that have been restructured during the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2016			June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)
Troubled Debt Restructurings
Commercial, secured by real estate	—	$—	$—	2	$1,458	$1,458
Commercial, industrial and other	—	—	—	2	784	784

	—	$—	$—	4	$2,242	$2,242

	For the Six Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)
Troubled Debt Restructurings
Commercial, secured by real estate	—	$—	$—	2	$1,458	$1,458
Commercial, industrial and other	—	—	—	3	1,933	1,933
Leases	—	—	—	1	14	14
Real estate - construction	—	—	—	1	396	396
Home equity and consumer	3	285	285	1	9	9

	3	$285	$285	8	$3,810	$3,810

The following table summarizes as of June 30, 2016 and 2015, loans that were restructured within the previous twelve months that have subsequently defaulted:

	June 30, 2016		June 30, 2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(dollars in thousands)
Defaulted Troubled Debt Restructurings
Real estate - residential mortgage	—	$—	1	$483
Home equity and consumer	1	162	—	—

	1	$162	1	$483

Other Real Estate and Other Repossessed Assets

At June 30, 2016, the Company had other real estate owned of $1.6 million. It had no other repossessed assets as of June 30, 2016. At December 31, 2015, the Company had other real estate owned and other repossessed assets of $934,000 and $49,000, respectively. The other real estate owned that the Company held at June 30, 2016 and December 31, 2015 included $1.0 million and $805,000, respectively, in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure.

Note 6. Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of June 30, 2016 and December 31, 2015, Lakeland had $7.2 million and $2.5 million, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution.

In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2016, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $141,000 will be reclassified as an increase to interest expense should the rate environment remain the same.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

June 30, 2016	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$82,229	11.8	4.13%	1 Mo Libor + 2.01	$6,078
3rd Party interest rate swaps	(82,229)	11.8	4.13%	1 Mo Libor + 2.01	(6,078)
Interest rate swap (cash flow hedge)	30,000	5	1.10%	3 Mo. Libor	(193)

December 31, 2015	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$35,664	14.6	4.54%	1 Mo Libor + 2.00	$1,518
3rd party interest rate swaps	(35,664)	14.6	4.54%	1 Mo Libor + 2.00	(1,518)

Note 7. Goodwill and Intangible Assets

The Company has recorded goodwill of $125.3 million and $110.0 million at June 30, 2016 and December 31, 2015, respectively, which includes $15.3 million from the Pascack merger in 2016, $22.9 million from the Somerset Hills acquisition in 2013 and $87.1 million from prior acquisitions. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company recorded $1.5 million and $2.7 million in core deposit intangible for the Pascack and Somerset Hills acquisitions, respectively. Year-to-date, it has amortized $331,000 in core deposit intangible including $138,000 and $193,000 for Pascack and Somerset Hills, respectively. The estimated future amortization expense for the remainder of 2016 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Pascack	Somerset Hills
2016	$138	$173
2017	248	316
2018	220	267
2019	193	218
2020	165	168
2021	138	119

Note 8. Borrowings

At June 30, 2016, the Company had federal funds purchased and securities sold under agreements to repurchase of $99.6 million and $24.0 million respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. The Company also had $50.0 million in long-term securities sold under agreements to repurchase included in other borrowings which have maturities ranging from one to seven years. As of June 30, 2016, the Company had $102.5 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.

At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Note 9. Share-Based Compensation

The Company grants restricted stock, restricted stock units (RSUs) and stock options under the 2009 Equity Compensation Program. Share-based compensation expense of $1.1 million and $912,000 was recognized for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was unrecognized compensation cost of $240,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.59 years. Unrecognized compensation expense related to RSUs was approximately $1.7 million as of June 30, 2016, and that cost is expected to be recognized over a period of 1.36 years. Unrecognized compensation expense related to unvested stock options was approximately $32,000 as of June 30, 2016 and is expected to be recognized over a period of 0.92 years.

In the first six months of 2016, the Company granted 23,952 shares of restricted stock to non-employee directors at a grant date fair value of $10.02 per share under the 2009 Equity Compensation Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $240,000 over a one year period.

Information regarding the Company’s restricted stock and changes during the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2016	73,500	$9.33
Granted	23,952	10.02
Vested	(54,360)	9.33
Forfeited	(168)	9.12

Outstanding, June 30, 2016	42,924	$9.72

In the first six months of 2016, the Company granted 150,226 RSUs to certain officers at a weighted average grant date fair value of $10.06 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first half of 2016 is expected to average approximately $504,000 per year over a three year period. In the first six months of 2015, the Company granted 129,509 RSUs at a weighted average grant date fair value of $11.06 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $477,000 per year over a three year period.

Information regarding the Company’s RSUs and changes during the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2016	200,910	$10.87
Granted	150,226	10.06
Vested	(66,749)	10.28
Forfeited	(6,157)	10.65

Outstanding, June 30, 2016	278,230	$10.58

There were no grants of stock options in the first six months of 2016 or 2015. Option activity under the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	175,892	$8.38		$602,236
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, June 30, 2016	175,892	$8.38	4.53	$530,121

Options exercisable at June 30, 2016	165,274	$8.30	4.38	$509,241

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first six months of 2016 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2015 was $63,000. Exercise of stock options during the first six months of 2015 resulted in cash receipts of $113,000.

Note 10. Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	June 30, 2016			June 30, 2015
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
For the quarter ended:

Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	$2,684	($987)	$1,697	($3,466)	$1,289	($2,177)
Reclassification adjustment for net gains arising during the period	—	—	—	(26)	9	(17)

Net unrealized gains (losses)	$2,684	($987)	$1,697	($3,492)	$1,298	($2,194)
Unrealized loss on derivatives	(193)	67	(126)	—	—	—
Change in minimum pension liability	8	(2)	6	8	(3)	5

Other comprehensive income (loss), net	$2,499	($922)	$1,577	($3,484)	$1,295	($2,189)

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
For the six months ended:

Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$9,247	($3,393)	$5,854	$759	($261)	$498
Reclassification adjustment for net gains arising during the period	(370)	137	(233)	(26)	9	(17)

Net unrealized gains	$8,877	($3,256)	$5,621	$733	($252)	$481
Unrealized loss on derivatives	(193)	67	(126)	—	—	—
Change in minimum pension liability	72	(28)	44	16	(6)	10

Other comprehensive income, net	$8,756	($3,217)	$5,539	$749	($258)	$491

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented (in thousands):

Changes in Accumulated Other Comprehensive Income by component, net of tax

	For the three months ended June 30, 2016				For the three months ended June 30, 2015
	Unrealized Gains on Available-for-Sale Securities	Unrealized Losses on Derivatives	Pension Items	Total	Unrealized Gains (Losses) on Available-for-Sale Securities	Pension Items	Total
Beginning Balance	$5,078	$—	$34	$5,112	$4,206	($3)	$4,203

	(in thousands)
Other comprehensive income (loss) before classifications	1,697	(126)	6	1,577	(2,177)	5	(2,172)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(17)	—	(17)

Net current period other comprehensive income (loss)	1,697	(126)	6	1,577	(2,194)	5	(2,189)

Ending Balance	$6,775	($126)	$40	$6,689	$2,012	$2	$2,014

	For the six months ended June 30, 2016				For the six months ended June 30, 2015
	Unrealized Gains on Available-for-sale Securities	Unrealized Losses on Derivatives	Pension Items	Total	Unrealized Gains on Available-for-sale Securities	Pension Items	Total
Beginning Balance	$1,154	$—	($4)	$1,150	$1,531	($8)	$1,523

Other comprehensive income before classifications	5,854	(126)	44	5,772	498	10	508
Amounts reclassified from accumulated other comprehensive income	(233)	—	—	(233)	(17)	—	(17)

Net current period other comprehensive income	5,621	(126)	44	5,539	481	10	491

Ending Balance	$6,775	($126)	$40	$6,689	$2,012	$2	$2,014

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the six months ended June 30, 2016, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2016
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$92,780	$6,060	$86,720	$—
Mortgage backed securities	308,053	—	308,053	—
Obligations of states and political subdivisions	40,607	—	40,607	—
Equity securities	18,950	5,038	13,912	—

Total securities available for sale	460,390	11,098	449,292	—

Derivative Assets	6,078	—	6,078	—

Total Assets	466,468	$11,098	$455,370	$—

Liabilities:
Derivative Liabilities	$6,271	$—	$6,271	$—

Total Liabilities	$6,271	$—	$6,271	$—

December 31, 2015
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$97,133	$4,888	$92,245	$—
Mortgage backed securities	289,572	—	289,572	—
Obligations of states and political subdivisions	36,498	—	36,498	—
Other debt securities	501	—	501	—
Equity securities	18,645	5,052	13,593	—

Total securities available for sale	442,349	9,940	432,409	—
Derivative Assets	1,518	—	1,518	—

Total Assets	443,867	$9,940	$433,927	$—

Liabilities:
Derivative Liabilities	$1,518	$—	$1,518	$—

Total Liabilities	$1,518	$—	$1,518	$—

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
June 30, 2016
Assets:
Impaired Loans and Leases	$—	$—	$27,103	$27,103
Loans held for sale	—	6,463	—	6,463
Other real estate owned and other repossessed assets	—	—	1,594	1,594

December 31, 2015
Assets:
Impaired Loans and Leases	$—	$—	$26,006	$26,006
Loans held for sale	—	1,233	—	1,233
Other real estate owned and other repossessed assets	—	—	983	983

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

The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2016 and December 31, 2015 are outlined below.

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

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $19.5 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments that management performs a credit analysis on before investing in these securities.

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

The net loan portfolio at June 30, 2016 and December 31, 2015 has been valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

For fixed maturity certificates of deposit, fair value is estimated based on the present value of discounted cash flows using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2016
Financial Instruments - Assets:
Investment securities held to maturity	$126,221	$129,447	$—	$109,946	$19,501
Federal Home Loan Bank and other membership bank stocks	15,797	15,797	—	15,797	—
Loans and leases, net	3,420,715	3,439,536	—	—	3,439,536

Financial Instruments - Liabilities:
Certificates of deposit	477,336	478,596	—	478,596	—
Other borrowings	294,771	300,956	—	300,956	—
Subordinated debentures	31,238	21,242	—	—	21,242

December 31, 2015
Financial Instruments - Assets:
Investment securities held to maturity	$116,740	$117,594	$—	$110,293	$7,301
Federal Home Loan Bank and other membership bank stocks	14,087	14,087	—	14,087	—
Loans and leases, net	2,934,326	2,930,188	—	—	2,930,188

Financial Instruments - Liabilities:
Certificates of deposit	343,321	341,998	—	341,998	—
Other borrowings	271,905	275,409	—	275,409	—
Subordinated debentures	31,238	24,366	—	—	24,366

Note 12. Statement of Cash Flow Information, Supplemental Information

	For the six months ended June 30,
	2016	2015
	(in thousands)
Supplemental schedule of noncash investing and financing activities:
Cash paid during the period for income taxes	$10,682	$7,645
Cash paid during the period for interest	7,501	5,016
Transfer of loans and leases into other repossessed assets and other real estate owned	1,280	760
Acquisition of Pascack:
Non-cash assets acquired:
Federal Home Loan Bank stock	2,962	—
Investment securities held for maturity	3,925	—
Loans, including loans held for sale	319,575	—
Goodwill and other intangible assets, net	16,825	—
Other assets	21,110	—
Total non-cash assets acquired	364,397	—
Liabilities assumed:
Deposits	(304,466)	—
Other borrowings	(57,308)	—
Other liabilities	(6,344)	—
Total liabilities assumed	(368,118)	—
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	37,221	—

Note 13. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable financials. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued an accounting standards update to simplify employee share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is still evaluating the potential impact on the Company’s financial statements.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, customers’ acceptance of Lakeland’s products and services, competition, and the failure to realize anticipated efficiencies and synergies following the Pascack and Harmony mergers.

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

Management Overview

The quarter and six months ended June 30, 2016 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•	Net income in the second quarter of 2016 was $10.1 million, 29% higher than the $7.9 million for the same period in 2015. Excluding the after-tax impact of $0.6 million in merger related expenses pertaining to the Company’s acquisitions of Pascack Bancorp, Inc. (“Pascack”), which closed on January 7, 2016, and Harmony Bank (“Harmony”), which closed on July 1, 2016, net income for the second quarter of 2016 was $10.7 million.

•	Earnings per diluted share was $0.24 in the second quarter of 2016, 14% higher than the $0.21 per diluted share reported in the second quarter of 2015. Excluding merger related expenses, earnings per diluted share was $0.26 in the second quarter of 2016, a 24% increase over the same period in 2015. Please see “Non- GAAP Financial Measures” below for a reconciliation of EPS excluding merger related expenses.

•	Net income for the first six months of 2016 was $18.2 million, or $0.44 per diluted share, compared to $16.2 million, or $0.42 per diluted share, for the same period in 2015. Excluding the after-tax impact of $1.7 million in merger related expenses, net income for the first six months of 2016 was $20.0 million, or $0.48 per diluted share.

•	The annualized return on average assets for the six months ended June 30, 2016 was 0.85%, the annualized return on average common equity was 8.23%, and the annualized return on average tangible common equity was 11.53%. Excluding merger related expenses, these ratios were 0.93%, 9.00% and 12.62%, respectively.

•	Net interest margin (“NIM”) was 3.47% for the second quarter of 2016, compared to 3.48% for the first quarter of 2016 and 3.46% for the second quarter of 2015.

•	The Company reported strong loan growth for the first six months of 2016. For the first six months of 2016, total loans and leases increased by $486.4 million, or 16%, to $3.45 billion. This increase was $166.8 million, or 6%, after excluding the $319.6 million in loans acquired from Pascack.

•	The Company also reported strong deposit growth for the first six months of 2016. Total deposits have increased $541.8 million, or 18%, since December 31, 2015. This increase was $237.3 million, or 8%, after excluding the $304.5 million in deposits acquired from Pascack. Noninterest bearing deposits increased $130.3 million, or 19%, in 2016. This increase was $65.9 million, or 9%, after excluding the $64.4 million in deposits acquired from Pascack.

•	On January 7, 2016, the Company completed its acquisition of Pascack which added $405.5 million in total assets, $319.6 million in total loans and $304.5 million in total deposits. The Company recorded goodwill of $15.3 million and core deposit intangible of $1.5 million. Anticipated synergies and overlapping markets allowed the Company to close three branches during the first half of 2016. The Company’s financial statements reflect the impact of the merger from the date of acquisition, which should be considered when comparing periods. For more information, please see Note 2 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

Net Income

Net income was $10.1 million in the second quarter of 2016 compared to net income of $7.9 million for the second quarter of 2015. Diluted earnings per share was $0.24 for the second quarter of 2016, compared to diluted earnings per share of $0.21 for the same period last year. Excluding the impact of merger related expenses, net income would have been $10.7 million, or $0.26 per diluted share, in the second quarter of 2016. Net interest income at $35.1 million for the second quarter of 2016 increased $6.4 million from the second quarter of 2015 due primarily to a $7.7 million increase in interest income, offset by an increase of $1.3 million in interest expense. The increase in interest income reflects an increase in interest earning assets resulting primarily from the Pascack acquisition as well as organic growth.

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

Net interest income on a tax equivalent basis for the second quarter of 2016 was $35.3 million, compared to $28.9 million for the second quarter of 2015. The net interest margin increased from 3.46% in the second quarter of 2015 to 3.47% in the second quarter of 2016 primarily as a result of a seven basis point increase in the yield on earning assets, partially offset by an eight basis point increase in the yield on interest bearing liabilities. The increase in the net interest margin was augmented by an increase in interest income earned on free funds (interest earning assets funded by noninterest bearing liabilities) resulting from an increase in average noninterest bearing deposits of $112.6 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended,			For the Three Months Ended,
	June 30, 2016			June 30, 2015
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$3,412,503	$35,800	4.22%	$2,720,801	$28,211	4.16%
Taxable investment securities and other	493,688	2,696	2.18%	532,150	2,688	2.02%
Tax-exempt securities	81,518	642	3.15%	68,397	612	3.58%
Federal funds sold (B)	106,866	124	0.46%	24,032	11	0.18%

Total interest-earning assets	4,094,575	39,262	3.85%	3,345,380	31,522	3.78%

Noninterest-earning assets:
Allowance for loan and lease losses	(30,898)			(30,996)
Other assets	339,912			286,032

TOTAL ASSETS	$4,403,589			$3,600,416

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$485,580	$64	0.05%	$402,142	$53	0.05%
Interest-bearing transaction accounts	1,775,129	1,376	0.31%	1,480,866	853	0.23%
Time deposits	487,169	964	0.79%	295,996	440	0.59%
Borrowings	377,937	1,531	1.62%	326,859	1,293	1.58%

Total interest-bearing liabilities	3,125,815	3,935	0.50%	2,505,863	2,639	0.42%

Noninterest-bearing liabilities:
Demand deposits	801,488			688,854
Other liabilities	25,480			15,548
Stockholders’ equity	450,806			390,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,403,589			$3,600,416

Net interest income/spread		35,327	3.35%		28,883	3.36%
Tax equivalent basis adjustment		225			214

NET INTEREST INCOME		$35,102			$28,669

Net interest margin (C)			3.47%			3.46%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $31.5 million in the second quarter of 2015 to $39.3 million in the second quarter of 2016, an increase of $7.7 million, or 25%. The increase in interest income was primarily a result of the Pascack acquisition and organic growth in loans, as average loans and leases increased $691.7 million compared to the second quarter of 2015. The yield on average loans and leases at 4.22% in the second quarter of 2016 was six basis points higher than the second quarter of 2015, due primarily to a $367,000 increase in loan and lease prepayment fees. The yield on average taxable investment securities increased 16 basis points, while the yield on tax-exempt investment securities decreased by 43 basis points, compared to the second quarter of 2015. The income on taxable securities included $101,000 in income from calls on U.S. Government Agency securities. The decrease in yield on tax-exempt investment securities was primarily due to maturing securities at higher rates and new purchases at lower rates.

Total interest expense of $3.9 million in the second quarter of 2016 was $1.3 million greater than the $2.6 million reported for the same period in 2015. The cost of average interest-bearing liabilities increased from 0.42% in the second quarter of 2015 to 0.50% in 2016. The increase in the yield on interest-bearing deposits was due primarily to higher costing deposits acquired in the Pascack acquisition as well as an increasingly competitive market for deposits. The yield on interest-bearing transaction accounts and time deposits increased by eight basis points and 20 basis points, respectively. Time deposits, which pay a higher interest rate than interest-bearing transaction accounts, increased from 12% of interest- bearing liabilities in the second quarter of 2015 to 16% in the second quarter of 2016, impacting the increase in the Company’s cost of interest-bearing liabilities. Also impacting the cost of interest-bearing liabilities was an increase in the cost of borrowings which increased four basis points compared to the second quarter of 2015. As loan growth exceeded growth in core deposits from the second quarter of 2015 to the same period in 2016, the Company utilized higher cost time deposits and term borrowings from the Federal Home Loan Bank of New York to fund loan growth.

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

In the second quarter of 2016, a $1.0 million provision for loan and lease losses was recorded, which was $270,000, or 36%, higher than the provision for the same period last year. During the second quarter of 2016, the Company charged off loans and leases of $1.0 million and recovered $149,000 in previously charged off loans and leases compared to $1.5 million and $404,000, respectively, during the same period in 2015. The higher provision resulted primarily from increasing trends in non-performing loans. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $4.9 million in the second quarter of 2016 decreased by $73,000 compared to $5.0 million in the second quarter of 2015. Commissions and fees at $1.1 million in the second quarter of 2016 decreased $97,000 compared to the same period last year, due primarily to a decrease in investment commission income resulting from a decrease in demand for annuities. Gains on sales of loans totaled $425,000 in the second quarter of 2016 compared to $464,000 during the same period last year, due to decreased sales of residential mortgages. Income on bank owned life insurance of $414,000 for the second quarter of 2016 increased $26,000 or 7% compared to the same period last year, due primarily to the addition of new policies late in 2015.

Noninterest Expense

Noninterest expense in the second quarter of 2016 totaled $23.7 million, which was $2.5 million greater than the $21.2 million reported for the second quarter of 2015. Included in noninterest expense during the second quarter of 2016 was $685,000 in merger related expenses. Excluding merger related expenses, total noninterest expense would have been $23.0 million, a $1.8 million increase compared to the second quarter of 2015. Salaries and employee benefits expense at $13.1 million, increased $947,000 from the same period last year, primarily due to a full quarter of expenses associated with the loan production offices that opened in 2015, the addition of Pascack employees during the first quarter of 2016 and year- over-year increases in employee salary and benefit costs. Net occupancy expense, telecommunications expense and furniture and equipment increased $68,000, $28,000 and $453,000, respectively, compared to the second quarter of 2015, due primarily to the addition of the Pascack branches. Stationary, supplies and postage at $416,000 in the second quarter of 2016 was $39,000 greater than the same period last year, due primarily to mailings and supplies associated with the Pascack merger. Marketing expense of $385,000 in the second quarter of 2016 decreased $31,000 compared to the second quarter of 2015, due primarily to the timing of marketing campaigns. FDIC insurance expense of $681,000 in the second quarter of 2016 increased $150,000 compared to the same period last year, due to the addition of the Pascack deposits. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.23% in the second quarter of 2016, compared to 62.09% for the same period last year. The decrease in this ratio reflects the realization of cost savings from the Pascack acquisition, including the closing of three branches. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
	2016	2015
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$23,715	$21,195
Amortization of core deposit intangibles	(164)	(107)
Other real estate owned and other repossessed asset expense	(26)	(27)
Merger related expenses	(685)	—
Provision for unfunded lending commitments	(230)	(60)

Noninterest expense, as adjusted	$22,610	$21,001

Net interest income	$35,102	$28,669
Noninterest income	4,885	4,958

Total revenue	39,987	33,627
Tax-equivalent adjustment on municipal securities	225	214
Less:
Gains on sales of investment securities	—	(17)

Total revenue, as adjusted	$40,212	$33,824

Efficiency ratio	56.2%	62.1%

Income Tax Expense

The effective tax rate increased from 32.8% in the second quarter of 2015 to 33.6% in the second quarter of 2016 primarily as a result of a decrease in tax advantaged items as a percent of pretax income. Tax advantaged items include tax-exempt security interest and income on bank owned life insurance policies. Also contributing to the increase in the effective tax rate was the impact of non-deductible merger related expenses.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

Net Income

Net income was $18.2 million in the first half of 2016 compared to net income of $16.2 million for the first half of 2015. Diluted earnings per share was $0.44 for the first half of 2016, compared to diluted earnings per share of $0.42 for the same period last year. Excluding the impact of merger related expenses, net income for the first six months of 2016 was $20.0 million, or $0.48 per diluted share. Net interest income at $69.0 million for the first half of 2016 increased $11.8 million compared to the first half of 2015 due to a $14.3 million increase in interest income partially offset by a $2.5 million increase in interest expense. The increase in interest income reflects an increase in interest earning assets resulting primarily from the Pascack acquisition as well as organic growth.

Net Interest Income

Net interest income on a tax equivalent basis for the first half of 2016 was $69.4 million, compared to $57.6 million for the first half of 2015 resulting primarily from growth in average earning assets of $705.4 million. The net interest margin decreased from 3.51% in the first half of 2015 to 3.48% in the first half of 2016 primarily as a result of a nine basis point increase in the cost of interest bearing liabilities primarily due to an increasingly competitive market for deposits as well as higher costing core deposits acquired in the Pascack acquisition. The decrease in the net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest earning assets funded by noninterest bearing liabilities) resulting from an increase in average noninterest bearing deposits of $106.1 million. The components of net interest income will be discussed in greater detail below.

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

	For the Six Months Ended,			For the Six Months Ended,
	June 30, 2016			June 30, 2015
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$3,348,421	$69,921	4.20%	$2,690,823	$56,107	4.20%
Taxable investment securities and other	494,788	5,658	2.29%	523,179	5,362	2.05%
Tax-exempt securities	78,106	1,277	3.27%	68,599	1,243	3.62%
Federal funds sold (B)	92,553	199	0.43%	25,849	23	0.18%

Total interest-earning assets	4,013,868	77,055	3.86%	3,308,450	62,735	3.82%

Noninterest-earning assets:
Allowance for loan and lease losses	(31,013)			(30,994)
Other assets	343,175			286,404

TOTAL ASSETS	$4,326,030			$3,563,860

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$480,725	$157	0.07%	$398,667	$104	0.05%
Interest-bearing transaction accounts	1,728,855	2,624	0.31%	1,488,028	1,692	0.23%
Time deposits	476,097	1,828	0.77%	288,459	833	0.58%
Borrowings	388,680	3,047	1.57%	311,089	2,484	1.60%

Total interest-bearing liabilities	3,074,357	7,656	0.50%	2,486,243	5,113	0.41%

Noninterest-bearing liabilities:
Demand deposits	780,843			674,780
Other liabilities	25,015			15,950
Stockholders’ equity	445,815			386,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,326,030			$3,563,860

Net interest income/spread		69,399	3.36%		57,622	3.41%
Tax equivalent basis adjustment		447			435

NET INTEREST INCOME		$68,952			$57,187

Net interest margin (C)			3.48%			3.51%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $62.7 million in the first half of 2015 to $77.1 million in the first half of 2016, an increase of $14.3 million, or 23%. The increase in interest income was primarily a result of the Pascack acquisition and organic growth in loans, as the average balance of loans and leases increased $657.6 million compared to the first half of 2015. The yield on average loans and leases of 4.20% in the first half of 2016 equaled the first half of 2015. The yield on average taxable investment securities increased 24 basis points, while the yield on tax-exempt investment securities decreased by 35 basis points, compared to the first half of 2015. Interest on taxable investment securities included $358,000 in income on called U.S. Government Agency securities. The decrease in yield on tax-exempt investment securities was due to the same reasons discussed in the quarterly comparison.

Total interest expense increased from $5.1 million in the first half of 2015 to $7.7 million in the first half of 2016, an increase of $2.5 million, or 50%. The cost of average interest-bearing liabilities increased from 0.41% in the first half of 2015 to 0.50% in 2016. The yield on interest-bearing transaction accounts and time deposits increased by eight basis points and 19 basis points, respectively. The increase in the yield on interest-bearing deposits was due primarily to higher costing deposits acquired in the Pascack acquisition as well as an increasingly competitive market for deposits. As growth in loans exceeded growth in core deposits from the first half of 2015 to the first half of 2016, the Company utilized higher cost time deposits and term borrowings from the Federal Home Loan Bank of New York to fund loan growth.

Provision for Loan and Lease Losses

In the first half of 2016, a $2.1 million provision for loan and lease losses was recorded, which was $475,000 greater than the provision for the same period last year. During the first half of 2016, the Company charged off loans and leases of $2.6 million and recovered $296,000 in previously charged off loans and leases compared to $2.8 million and $636,000, respectively, during the same period in 2015. The increased provision primarily resulted from higher net charge- offs during the six months ended June 30, 2016, as well as an increasing trend in non-performing loans from June 30, 2015 to June 30, 2016. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income of $9.8 million in the first half of 2016 increased by $56,000 compared to the first half of 2015. Service charges on deposit accounts of $5.0 million in the first half of 2016 increased $175,000, or 4%, while commissions and fees of $2.1 million in the first half of 2016 decreased $425,000 compared to the same period last year due primarily to the same reason discussed in the quarterly analysis. Gains on sales of loans of $845,000 and gain on investment securities of $370,000 in the first half of 2016 increased $116,000 and $353,000, respectively, compared to the same period last year. In the first half of 2015, a $332,000 death benefit was received on a bank owned life insurance policy, accounting for the 24% decrease in that category. Other income totaling $672,000 in the first half of 2016 was $102,000 higher than the same period in 2015 as swap income increased $173,000 while gains on sale of other real estate decreased $78,000 compared to the first half of 2015.

Noninterest Expense

Noninterest expense totaling $49.1 million increased $7.9 million in the first half of 2016 from the first half of 2015. Included in noninterest expense during the first half of 2016 was $2.4 million in merger related expenses. Excluding merger related expenses, total noninterest expense would have been $46.7 million, a $5.5 million increase compared to the first half of 2015. Salary and employee benefits of $27.2 million increased by $3.3 million, or 14%, due primarily to the addition of the Pascack employees as well as normal salary and benefit increases. Net occupancy expense, telecommunications expense and furniture and equipment increased $208,000, $107,000 and $743,000, respectively, compared to the first half of 2015 due to the addition of the Pascack branches. Stationary, supplies and postage increased $117,000 compared to the first half of 2015 primarily due to the same reason discussed in the quarterly comparison. Marketing expense of $694,000 in the first half of 2016 increased $38,000 compared to the first half of 2015 due primarily to the timing of marketing campaigns. FDIC insurance expense of $1.3 million in the first half of 2016 increased $222,000 compared to the same period last year, due to the addition of the Pascack deposits. Data processing expense of $979,000 increased $206,000, primarily due to increases in the cost of mobile banking and the addition of the Pascack branches. Other expenses of $4.8 million in the first half of 2016 increased $410,000 compared to the first half of 2015 as donation expense and courier expense increased $119,000 and $167,000, respectively. The increase in courier expense is due to the outsourcing of the Company’s couriers which had previously impacted salary expense. The Company’s efficiency ratio, a non-GAAP financial measure, was 58.3% in the first half of 2016, compared to 60.6% for the same period last year. The decrease in efficiency ratio was due to the same reason discussed in the quarterly comparison. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows our calculation of the efficiency ratio for the periods presented:

	For the Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$49,139	$41,237
Less:
Amortization of core deposit intangibles	(331)	(218)
Other real estate owned and other repossessed asset expense	(65)	(19)
Merger related expenses	(2,406)	—
Provision for unfunded lending commitments	(438)	(190)

Noninterest expense, as adjusted	$45,899	$40,810

Net interest income	$68,952	$57,187
Noninterest income	9,752	9,696

Total revenue	78,704	66,883
Tax-equivalent adjustment on municipal securities	447	435
Less:
Gains on sales of investment securities	(370)	(17)

Total revenue, as adjusted	$78,781	$67,301

Efficiency ratio	58.3%	60.6%

Income Tax Expense

The effective tax rate increased from 32.6% in the first half of 2015 to 33.6% in the first half of 2016 as a result of the same reasons discussed in the quarterly comparison.

Financial Condition

The Company’s total assets increased $598.3 million from December 31, 2015, to $4.47 billion at June 30, 2016 including the impact of Pascack’s assets which represented $405.5 million at the time of acquisition.

Loans and Leases

Gross loans and leases of $3.45 billion increased by $486.4 million from December 31, 2015 including Pascack loans which totaled $319.6 million at acquisition. Excluding Pascack’s loans, total loans have increased 6% from December 31, 2015, primarily in the commercial loans secured by real estate category. Excluding the impact of the Pascack loans of $273.7 million, commercial loans secured by real estate increased $164.8 million, or 9%, from December 31, 2015 to June 30, 2016. Leases also increased $6.7 million, or 12%, resulting from increased demand for equipment financing. Excluding the impact of the Pascack loans of $22.3 million, commercial, industrial and other decreased $16.3 million, or 5%. Real estate-residential mortgages declined $16.1 million, or 4%, excluding the impact of Pascack’s residential mortgages of $10.3 million. The decline in residential mortgages results from a decision to sell most of the residential loans that the Company originates. Excluding the impact of Pascack loans totaling $1.0 million and $12.2 million, respectively, Real estate construction loans increased $33.9 million, or 29%, while home equity and consumer loans decreased $6.2 million. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets increased from $23.7 million at December 31, 2015 to $26.5 million at June 30, 2016, primarily in the commercial secured by real estate category which increased by $2.1 million. Although non-performing assets increased, the percentage of non-performing assets to total assets decreased from 0.61% at December 31, 2015 to 0.59% at June 30, 2016. Non-accrual loans at June 30, 2016 included 5 loan relationships with a balance of $1.0 million or over, totaling $7.8 million, and 4 loan relationships between $500,000 and $1.0 million, totaling $2.8 million.

There were $42,000 in loans and leases past due ninety days or more and still accruing at June 30, 2016 compared to $331,000 at December 31, 2015. These loans primarily consisted of consumer loans which are generally placed on non- accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On June 30, 2016, the Company had $9.5 million in loans that were troubled debt restructurings and accruing interest income compared to $10.1 million at December 31, 2015. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On June 30, 2016, the Company had $27.1 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $26.0 million at year-end 2015. The Company also had purchased credit impaired loans from the Pascack acquisition of $758,000 at June 30, 2016. For more information on impaired loans and leases see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $670,000 of the allowance for loan and lease losses has been allocated for impairment at June 30, 2016. At June 30, 2016, the Company also had $43.6 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $46.6 million at December 31, 2015.

There were no loans and leases at June 30, 2016, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

	Six Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
(dollars in thousands)	2016	2015	2015
Balance of the allowance at the beginning of the year	$30,874	$30,684	$30,684

Loans and leases charged off:
Commercial, secured by real estate	274	1,351	1,821
Commercial, industrial and other	796	74	205
Leases	275	529	548
Real estate - mortgage	306	106	375
Real estate - construction	—	20	20
Home equity and consumer	937	676	1,511

Total loans charged off	2,588	2,756	4,480

Recoveries:
Commercial, secured by real estate	81	364	2,221
Commercial, industrial and other	76	84	183
Leases	22	20	26
Real estate - mortgage	4	3	63
Real estate - construction	—	106	106
Home equity and consumer	113	59	129

Total recoveries	296	636	2,728

Net charge-offs:	2,292	2,120	1,752
Provision for loan and lease losses	2,085	1,610	1,942

Ending balance	$30,667	$30,174	$30,874

Ratio of annualized net charge-offs to average loans and leases outstanding	0.14%	0.16%	0.06%
Ratio of allowance at end of period as a percentage of period end total loans and leases	0.89%	1.09%	1.04%

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

The overall balance of the allowance for loan and lease losses of $30.7 million at June 30, 2016 decreased $207,000, from December 31, 2015, a decline of 1%. The change in the allowance within segments of the loan portfolio reflects changes in the non-performing loan and charge-off statistics within each segment as well as the level of growth in each segment. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.

Non-performing loans and leases increased from $22.7 million at December 31, 2015 to $24.9 million at June 30, 2016. The allowance for loan and lease losses as a percent of total loans was 0.89% of total loans on June 30, 2016 compared to 1.04% as of December 31, 2015. The reduction in the percentage of the allowance for loan and lease losses as a percent of total loans and leases was primarily due to the $319.6 million increase in loans resulting from the Pascack acquisition, which is accounted for under acquisition accounting. Excluding the Pascack loans, the allowance as a percent of total loans would be 0.98%. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2016.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased from $559.1 million at December 31, 2015 to $586.6 million at June 30, 2016, an increase of $27.5 million.

Deposits

Total deposits increased from $3.00 billion at December 31, 2015 to $3.54 billion at June 30, 2016, an increase of $541.8 million, or 18%. Pascack’s deposits totaled $304.5 million at the time of acquisition. Noninterest bearing deposits increased $130.3 million, or 19%, to $824.1 million. Excluding $64.4 million in Pascack demand deposits, noninterest bearing demand deposits have increased by $65.9 million, or 9%, from year-end 2015. Savings and interest-bearing transaction accounts and time deposits increased $277.4 million and $134.0 million, respectively. At the time of acquisition, Pascack had savings and interest-bearing transaction accounts and time deposits of $161.9 million and $78.1 million, respectively.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $11.1 million for the first half of 2016 compared to $16.1 million for the same period in 2015.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first half of 2016, Lakeland’s deposits increased $237.3 million, excluding the impact of Pascack deposits.

•	Sales of securities. At June 30, 2016 the Company had $460.4 million in securities designated “available for sale.” Of these securities, $300.7 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•	Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on June 30, 2016. Lakeland also has overnight federal funds lines available for it to borrow up to $192.0 million. Lakeland had borrowings against these lines of $99.6 million at June 30, 2016. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2016.

•	Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the asset/liability committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2016 follows.

Cash and cash equivalents totaling $152.9 million on June 30, 2016 increased $34.4 million from December 31, 2015. Operating activities provided $11.1 million in net cash. Investing activities used $145.0 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $168.2 million in net cash primarily reflecting the increase in deposits of $237.6 million offset by declines in federal funds purchased and securities sold under agreements to repurchase of $27.6 million and net repayments of other borrowings of $34.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2016. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After One but	After Three
		Within	But Within	But Within	After
(dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Minimum annual rentals on noncancellable operating leases	$30,081	$2,926	$5,057	$4,365	$17,733
Benefit plan commitments	6,334	250	793	793	4,498
Remaining contractual maturities of time deposits	477,336	305,558	139,793	31,985	—
Subordinated debentures	31,238	—	—	—	31,238
Loan commitments	884,478	651,264	124,047	10,939	98,228
Other borrowings	294,771	111,029	168,710	5,032	10,000
Interest on other borrowings*	28,450	6,096	5,826	3,032	13,496
Standby letters of credit	12,098	10,519	1,467	32	80

Total	$1,764,786	$1,087,642	$445,693	$56,178	$175,273

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.05%.

Capital Resources

Total stockholders’ equity increased from $400.5 million on December 31, 2015 to $454.9 million on June 30, 2016, an increase of $54.4 million, or 14%. Book value per common share increased to $11.03 on June 30, 2016 from $10.57 on December 31, 2015. Tangible book value per share increased from $7.62 per share on December 31, 2015 to $7.93 per share on June 30, 2016, an increase of 4%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2015 to June 30, 2016 was primarily due to stock issued of $37.2 million for the acquisition of Pascack, $18.2 million of net income and $5.5 million of other comprehensive income on the Company’s available for sale securities portfolio, partially offset by the payment of cash dividends on common stock of $7.5 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of June 30, 2016, the Company and Lakeland met all capital adequacy requirements to which they are subject.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2016, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. The capital ratios for the Company and Lakeland at June 30, 2016 are as follows:

		Common Equity
	Tier 1 Capital	Tier 1 to	Tier 1 Capital	Total Capital
	to Total Average	Risk-Weighted	to Risk-Weighted	to Risk-Weighted
	Assets Ratio	Assets Ratio	Assets Ratio	Assets Ratio
	June 30,	June 30,	June 30,	June 30,
Capital Ratios	2016	2016	2016	2016
The Company	8.24%	8.91%	9.74%	10.65%
Lakeland Bank	7.93%	9.38%	9.38%	10.30%
Required capital ratios including conservation buffer	4.00%	5.125%	6.625%	8.625%
“Well capitalized” institution under FDIC Regulations	5.00%	6.50%	8.00%	10.00%

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

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2016	2015
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$454,934	$400,516
Less:
Goodwill	125,285	109,974
Other identifiable intangible assets, net	2,728	1,545

Total tangible common stockholders’ equity at end of period - Non-GAAP	$326,921	$288,997

Shares outstanding at end of period	41,241	37,906

Book value per share - GAAP	$11.03	$10.57

Tangible book value per share - Non-GAAP	$7.93	$7.62

Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$326,921	$288,997

Total assets at end of period	$4,467,860	$3,869,550
Less:
Goodwill	125,285	109,974
Other identifiable intangible assets, net	2,728	1,545

Total tangible assets at end of period - Non-GAAP	$4,339,847	$3,758,031

Common equity to assets - GAAP	10.18%	10.35%

Tangible common equity to tangible assets - Non-GAAP	7.53%	7.69%

	For the three months ended,		For the six months ended,
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2016	2015	2016	2015
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$10,130	$7,862	$18,238	$16,192

Total average common stockholders’ equity	$450,806	$390,151	$445,815	$386,887
Less:
Average goodwill	125,424	109,974	124,923	109,974
Average other identifiable intangible assets, net	2,828	1,807	2,874	1,863

Total average tangible common stockholders’ equity - Non-GAAP	$322,554	$278,370	$318,018	$275,050

Return on average common stockholders’ equity - GAAP	9.04%	8.08%	8.23%	8.44%

Return on average tangible common stockholders’ equity - Non-GAAP	12.63%	11.33%	11.53%	11.87%

Reconciliation of Earnings Per Share excluding non-routine expenses	For the three months ended June 30, 2016	For the six months ended June 30, 2016
(in thousands, except per share amounts)
Net Income:	$10,130	$18,238
Non-routine expenses:
Tax deductible merger related expenses, net of tax	175	986
Non-tax deductible merger related expenses	389	739

Non-routine expenses, net of tax	$564	$1,725

Net income available to common shareholders
Excluding merger related expenses	$10,694	$19,963
Less: Earnings Allocated to Participating Securities	(106)	(161)

	$10,588	$19,802

Weighted Average Shares - Basic	41,238	41,084
Weighted Average Shares - Diluted	41,406	41,245
Basic Earnings Per Common Share	$0.26	$0.48

Diluted Earnings Per Common Share	$0.26	$0.48

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $136.5 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%

June 30, 2016	-1.2%	-1.5%
December 31, 2015	-1.4%	-1.6%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-15.0%	-10.0%	-5.0%	-5.0%

June 30, 2016	1.2%	1.1%	1.0%	-3.5%
December 31, 2015	1.7%	1.3%	0.8%	-4.5%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2016 (the base case) was $574.8 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-25.0%	-20.0%	-10.0%	-10.0%

June 30, 2016	-8.3%	-4.7%	-1.8%	-3.1%
December 31, 2015	-10.2%	-6.5%	-2.9%	0.3%

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

Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in the Company’s internal control over financial reporting previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”), the Company’s disclosure controls and procedures were not effective as of June 30, 2016.

As previously disclosed in the Company’s 2015 Form 10-K, during the fourth quarter of 2015, management identified a material weakness in internal controls over the completeness and accuracy of the information used to determine the qualitative component of the allowance for loan and lease losses estimate. This material weakness in internal controls occurred due to the control operator not executing the review control, as designed, of the completeness and accuracy of the information used in the qualitative component of the allowance for loan and lease losses estimate as of December 31, 2015. No restatement of prior period financial statements and no change in previously issued financial results were required as a result of this weakness in internal control. Management has taken steps to remediate this weakness by enhancing review controls, including adding an additional independent level of review over the information used to determine the qualitative component in the allowance for loan and lease losses estimation process . Management is still evaluating these new controls and procedures. Once placed in operation for a sufficient period of time, the Company will subject them to appropriate tests in order to determine whether they are operating effectively.

(b) Changes in internal controls over financial reporting. As discussed above, management has continued to remediate the underlying causes of the material weakness disclosed in the 2015 Form 10-K. Other than the plan for remediation described above, there has been no change in the Company’s internal control over financial reporting in the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings and stipulation of settlement disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016. On June 24, 2016, the court gave final approval to the settlement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lakeland Bancorp, Inc. (Registrant)

/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph F. Hurley
Joseph F. Hurley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2016