Form 10-Q
period 2016-09-30
LAKELAND BANCORP INC
filed 2016-11-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 44,442,621 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http://www.sec.gov.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31,
	(unaudited)	2015
	(dollars in thousands)
ASSETS
Cash	$182,356	$113,894
Interest-bearing deposits due from banks	12,995	4,599

Total cash and cash equivalents	195,351	118,493

Investment securities available for sale, at fair value	480,392	442,349
Investment securities held to maturity; fair value of $143,939 at September 30, 2016 and $117,594 at December 31, 2015	141,124	116,740
Federal Home Loan Bank and other membership bank stock, at cost	16,575	14,087
Loans, net of deferred costs (fees)	3,791,332	2,965,200
Less: allowance for loan and lease losses	31,369	30,874

Net loans	3,759,963	2,934,326
Loans held for sale	3,690	1,233
Premises and equipment, net	52,384	35,881
Accrued interest receivable	11,551	9,208
Goodwill	136,392	109,974
Other identifiable intangible assets	3,545	1,545
Bank owned life insurance	71,930	65,361
Other assets	31,394	20,353

TOTAL ASSETS	$4,904,291	$3,869,550

LIABILITIES
Deposits:
Noninterest-bearing	$931,385	$693,741
Savings and interest-bearing transaction accounts	2,471,097	1,958,510
Time deposits $250 thousand and under	408,904	270,623
Time deposits over $250 thousand	130,356	72,698

Total deposits	3,941,742	2,995,572
Federal funds purchased and securities sold under agreements to repurchase	29,699	151,234
Other borrowings	293,875	271,905
Subordinated debentures	104,796	31,238
Other liabilities	35,457	19,085

TOTAL LIABILITIES	4,405,569	3,469,034

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 44,442,621 shares at September 30, 2016 and 37,906,481 shares at December 31, 2015	461,460	386,287
Retained earnings	30,903	13,079
Accumulated other comprehensive income	6,359	1,150

TOTAL STOCKHOLDERS’ EQUITY	498,722	400,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,904,291	$3,869,550

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$39,766	$29,123	$109,687	$85,230
Federal funds sold and interest-bearing deposits with banks	142	7	341	30
Taxable investment securities and other	2,627	2,639	8,285	8,001
Tax-exempt investment securities	470	390	1,300	1,198

TOTAL INTEREST INCOME	43,005	32,159	119,613	94,459

INTEREST EXPENSE
Deposits	2,886	1,464	7,495	4,093
Federal funds purchased and securities sold under agreements to repurchase	19	33	66	92
Other borrowings	1,582	1,328	4,582	3,753

TOTAL INTEREST EXPENSE	4,487	2,825	12,143	7,938

NET INTEREST INCOME	38,518	29,334	107,470	86,521
Provision for loan and lease losses	1,763	332	3,848	1,942

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	36,755	29,002	103,622	84,579
NONINTEREST INCOME
Service charges on deposit accounts	2,615	2,614	7,580	7,404
Commissions and fees	1,182	984	3,260	3,487
Gains on sales of investment securities	—	173	370	190
Gains on sales of loans	753	515	1,598	1,244
Gain on debt extinguishment	—	1,830	—	1,830
Income on bank owned life insurance	1,303	455	2,125	1,542
Other income	564	116	1,236	686

TOTAL NONINTEREST INCOME	6,417	6,687	16,169	16,383

NONINTEREST EXPENSE
Salaries and employee benefits	14,626	12,376	41,802	36,270
Net occupancy expense	2,372	2,067	7,401	6,888
Furniture and equipment	1,876	1,881	5,904	5,166
Stationery, supplies and postage	412	395	1,271	1,137
Marketing expense	429	396	1,123	1,052
FDIC insurance expense	715	474	1,986	1,523
Data processing expense	518	359	1,497	1,132
Telecommunications expense	479	371	1,289	1,074
ATM and debit card expense	420	357	1,149	1,081
Expenses on other real estate owned and other repossessed assets	(32)	27	33	46
Long-term debt prepayment fee	—	2,407	—	2,407
Merger related expenses	1,697	330	4,103	330
Core deposit intangible amortization	201	98	532	316
Other expenses	2,293	2,294	7,055	6,647

TOTAL NONINTEREST EXPENSE	26,006	23,832	75,145	65,069

Income before income tax expense	17,166	11,857	44,646	35,893
Income tax expense	5,839	4,032	15,081	11,876

NET INCOME	$11,327	$7,825	$29,565	$24,017

PER SHARE OF COMMON STOCK
Basic earnings	$0.25	$0.20	$0.69	$0.63

Diluted earnings	$0.25	$0.20	$0.69	$0.63

Dividends	$0.095	$0.085	$0.275	$0.245

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
NET INCOME	$11,327	$7,825	$29,565	$24,017

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available for sale	(502)	1,972	5,352	2,470
Reclassification for securities gains included in net income	—	(106)	(233)	(123)
Unrealized gains on derivatives	174	—	48	—
Change in pension liability, net	(2)	5	42	15

Other comprehensive income (loss)	(330)	1,871	5,209	2,362

TOTAL COMPREHENSIVE INCOME	$10,997	$9,696	$34,774	$26,379

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	(in thousands)
At January 1, 2015	$384,731	($6,816)	$1,523	$379,438

Net income	—	24,017	—	24,017
Other comprehensive income, net of tax	—	—	2,362	2,362
Stock based compensation	1,259	—	—	1,259
Retirement of restricted stock	(254)	—	—	(254)
Issuance of stock	22	—	—	22
Exercise of stock options, net of excess tax benefits	183	—	—	183
Cash dividends, common stock	—	(9,340)	—	(9,340)

At September 30, 2015	$385,941	$7,861	$3,885	$397,687

At January 1, 2016	$386,287	$13,079	$1,150	$400,516

Net income	—	29,565	—	29,565
Other comprehensive income, net of tax	—	—	5,209	5,209
Stock based compensation	1,494	—	—	1,494
Issuance of stock for Pascack acquisition	37,221	—	—	37,221
Issuance of stock for Harmony acquisition	36,654	—	—	36,654
Issuance of stock	10	—	—	10
Retirement of restricted stock	(206)	—	—	(206)
Cash dividends, common stock	—	(11,741)	—	(11,741)

At September 30, 2016	$461,460	$30,903	$6,359	$498,722

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,565	$24,017
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	3,351	3,077
Depreciation and amortization	2,885	2,786
Amortization of intangible assets	532	317
Provision for loan and lease losses	3,848	1,942
Loans originated for sale	(61,566)	(54,467)
Proceeds from sales of loans	60,707	54,383
Gains on sales of securities	(370)	(190)
Gain on debt redemption and extinguishment	—	(1,830)
Gains on sales of loans held for sale	(1,598)	(1,244)
Gains on proceeds from bank owned life insurance policies	(864)	(378)
Gains on other real estate and other repossessed assets	(254)	(100)
Losses (gains) on sales of premises and equipment	117	(6)
Long-term debt prepayment penalty	—	2,407
Stock-based compensation	1,494	1,259
Increase in other assets	(8,194)	(4,151)
Decrease in other liabilities	7,869	3,343

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,522	31,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	68,751	—
Proceeds from repayments and maturities of available for sale securities	58,911	55,528
Proceeds from repayments and maturities of held to maturity securities	24,369	16,371
Proceeds from sales of available for sale securities	15,654	33,563
Purchase of available for sale securities	(87,767)	(54,683)
Purchase of held to maturity securities	(49,022)	(30,367)
Purchase of bank owned life insurance	—	(7,000)
Death benefit proceeds from bank owned life insurance policy	2,129	1,035
Net decrease (increase) in Federal Home Loan Bank Stock	1,254	(3,006)
Net increase in loans and leases	(254,307)	(200,489)
Proceeds from sales of other real estate and repossessed assets	2,051	1,332
Proceeds from dispositions and sales of premises and equipment	15	28
Purchases of premises and equipment	(2,851)	(2,986)

NET CASH USED IN INVESTING ACTIVITIES	(220,813)	(190,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	364,141	128,947
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(121,534)	22,421
Proceeds from other borrowings	14,921	69,523
Repayments of other borrowings	(59,000)	(30,000)
Early redemption and extinguishment of subordinated debentures	—	(8,170)
Net proceeds from issuance of subordinated debt	73,558	—
Excess tax benefits	—	59
Exercise of stock options	—	124
Issuance of stock	10	22
Retirement of restricted stock	(206)	(254)
Dividends paid	(11,741)	(9,340)

NET CASH PROVIDED BY FINANCING ACTIVITIES	260,149	173,332

Net increase in cash and cash equivalents	76,858	13,823
Cash and cash equivalents, beginning of period	118,493	109,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$195,351	$123,139

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.	Significant Accounting Policies

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry.

The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2016 do not necessarily indicate the results that the Company will achieve for all of 2016.

Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2.	Acquisitions

Harmony Bank

On July 1, 2016, the Company completed its acquisition of Harmony Bank (“Harmony”), a bank located in Ocean County, NJ. Effective upon the opening of business on July 1, 2016, Harmony was merged into Lakeland Bank. Harmony operated three branches in Ocean County, New Jersey. This merger allows the Company to expand its presence to Ocean County. The merger agreement provided that shareholders of Harmony would receive 1.25 shares of the Company common stock for each share of Harmony Bank common stock that they owned at the effective time of the merger. The Company issued an aggregate of 3,201,109 shares of its common stock in the merger. Outstanding Harmony stock options were paid out in cash at the difference between $14.31 (Lakeland’s closing stock price on July 1, 2016 of $11.45 multiplied by 1.25) and the average strike price of $9.07 for a total cash payment of $869,000.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition, including the use of a third party valuation specialist. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the acquisition. The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Harmony, net of cash consideration paid.

On July 1, 2016
(in thousands)
Cash and cash equivalents	$27,809
Securities available for sale	7,474
Securities held to maturity	6,885
Federal Home Loan Bank stock	780
Loans	259,725
Premises and equipment	3,125
Goodwill	11,107
Identifiable intangible assets	1,416
Accrued interest receivable and other assets	8,118

Total assets acquired	326,439

Deposits	(278,060)
Other borrowings	(9,314)
Other liabilities	(2,411)

Total liabilities assumed	(289,785)

Net assets acquired	$36,654

Loans acquired in the Harmony acquisition were recorded at fair value, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Harmony were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

The following is a summary of the loans accounted for in accordance with ASC 310-30 that were acquired in the Harmony acquisition as of the closing date.

(in thousands)	Acquired Credit Impaired Loans
Contractually required principal and interest at acquisition	$1,264
Contractual cash flows not expected to be collected (non-accretable difference)	398

Expected cash flows at acquisition	866
Interest component of expected cash flows (accretable difference)	97

Fair value of acquired loans	$769

The core deposit intangible totaled $1.0 million and is being estimated over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.

The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

Pascack Bancorp

On January 7, 2016, the Company completed its acquisition of Pascack Bancorp, Inc. (“Pascack”), a bank holding company headquartered in Waldwick, New Jersey. Pascack was the parent of Pascack Community Bank which operated 8 branches in Bergen and Essex Counties in New Jersey. This acquisition enabled the Company to broaden its presence in Bergen and Essex counties. Effective as of the close of business on January 7, 2016, Pascack merged into the Company, and Pascack Community Bank merged into Lakeland Bank. The merger agreement provided that the shareholders of Pascack would receive, at their election, for each outstanding share of Pascack common stock that they own at the effective time of the merger, either 0.9576 shares of Lakeland Bancorp common stock or $11.35 in cash, subject to proration as described in the merger agreement, so that 90% of the aggregate merger consideration was shares of Lakeland Bancorp common stock and 10% was cash. Lakeland Bancorp issued 3,314,284 shares of its common stock in the merger and paid approximately $4.5 million in cash including the cash paid in connection with the cancellation of Pascack stock options. Outstanding Pascack stock options were paid out in cash at the difference between $11.35 and an average strike price of $7.37 for a total cash payment of $122,000. This transaction resulted in $15.3 million of goodwill and generated $1.5 million in core deposit intangibles.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition, including the use of a third party valuation specialist. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the acquisition. The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of acquisition for Pascack, net of cash consideration paid.

On January 7, 2016
(in thousands)
Cash and cash equivalents	$40,942
Securities held to maturity	3,925
Federal Home Loan Bank stock	2,962
Loans	319,575
Premises and equipment	14,438
Goodwill	15,311
Identifiable intangible assets	1,514
Accrued interest receivable and other assets	6,672

Total assets acquired	405,339

Deposits	(304,466)
Other borrowings	(57,308)
Other liabilities	(6,344)

Total liabilities assumed	(368,118)

Net assets acquired	$37,221

Loans acquired in the Pascack acquisition were recorded at fair value, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Pascack were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted for estimated future credit losses and the rate of prepayments. Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

The following is a summary of the loans accounted for in accordance with ASC 310-30 that were acquired in the Pascack acquisition as of the closing date.

(in thousands)	Acquired Credit Impaired Loans
Contractually required principal and interest at acquisition	$4,932
Contractual cash flows not expected to be collected (non-accretable difference)	4,030

Expected cash flows at acquisition	902
Interest component of expected cash flows (accretable difference)	85

Fair value of acquired loans	$817

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

Direct costs related to the Pascack and Harmony acquisitions were expensed as incurred. During the nine months ended September 30, 2016 and 2015, the Company incurred $4.1 million and $330,000, respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company’s consolidated statements of income.

Supplemental Pro Forma Financial Information

The following table provides unaudited condensed pro forma financial information assuming that the Pascack and Harmony acquisitions had been completed as of January 1, 2016, for the nine months ended September 30, 2016 and as of January 1, 2015 for the nine months ended September 30, 2015. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired companies to the Company’s policies that may have occurred as a result of the integration and consolidation of Pascack’s and Harmony’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects. The Company has not provided separate information regarding revenue and earnings of Pascack since the acquisition because of the manner in which Pascack’s branches and lending team were immediately merged into Lakeland’s branches and lending team making such information impracticable to provide. Harmony contributed net interest income, net income and earnings per share of $2.9 million, $1.7 million and $0.04, respectively, for the three and nine months ended September 30, 2016.

(in thousands)	Pro-Forma September 30, 2016	Pro-Forma September 30, 2015
Net interest income	$113,377	$104,887
Provision for loan losses	3,848	1,942
Noninterest income	16,718	17,584
Noninterest expense	75,740	80,526
Net income	33,415	26,498
Earnings per share:
Fully diluted	$0.75	$0.59

Note 3.	Earnings Per Share

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015

Net income available to common shareholders	$11,327	$7,825	$29,565	$24,017
Less: earnings allocated to participating securities	114	68	275	189

Net income allocated to common shareholders	$11,213	$7,757	$29,290	$23,828

Weighted average number of common shares outstanding - basic	44,439	37,856	42,211	37,837
Share-based plans	220	159	179	139

Weighted average number of common shares outstanding - diluted	44,659	38,015	42,390	37,976

Basic earnings per share	$0.25	$0.20	$0.69	$0.63

Diluted earnings per share	$0.25	$0.20	$0.69	$0.63

There were no antidilutive options to purchase common stock to be excluded from the computation for the three and nine months ended September 30, 2016.

Options to purchase 83,054 shares of common stock at a weighted average price of $12.29 per share were outstanding and were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2015 because the exercise price was greater than the average market price.

Note 4.	Investment Securities

Available For Sale	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)				(in thousands)
U.S. treasury and U.S. government agencies	$103,503	$1,635	$(65)	$105,073	$97,617	$190	$(674)	$97,133
Mortgage-backed securities, residential	291,853	4,022	(276)	295,599	280,018	1,717	(2,283)	279,452
Mortgage-backed securities, multifamily	10,206	276	—	10,482	10,249	—	(129)	10,120
Obligations of states and political subdivisions	47,452	1,167	(27)	48,592	35,639	910	(51)	36,498
Other debt securities	351	—	—	351	498	3	—	501
Equity securities	17,197	3,348	(250)	20,295	16,550	2,393	(298)	18,645

	$470,562	$10,448	$(618)	$480,392	$440,571	$5,213	$(3,435)	$442,349

Held to Maturity	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)				(in thousands)
U.S. government agencies	$26,556	$847	$—	$27,403	$30,477	$289	$(94)	$30,672
Mortgage-backed securities, residential	39,272	791	(38)	40,025	36,466	411	(426)	36,451
Mortgage-backed securities, multifamily	2,085	20	—	2,105	2,159	—	(60)	2,099
Obligations of states and political subdivisions	71,197	1,161	(28)	72,330	45,617	809	(156)	46,270
Other debt securities	2,014	62	—	2,076	2,021	81	—	2,102

	$141,124	$2,881	$(66)	$143,939	$116,740	$1,590	$(736)	$117,594

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	September 30, 2016
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$2,452	$2,460	$29,076	$29,070
Due after one year through five years	74,557	75,881	31,921	32,636
Due after five years through ten years	68,342	69,540	32,956	34,120
Due after ten years	5,955	6,135	5,814	5,983

	151,306	154,016	99,767	101,809
Mortgage-backed securities	302,059	306,081	41,357	42,130
Equity securities	17,197	20,295	—	—

Total securities	$470,562	$480,392	$141,124	$143,939

The following table shows proceeds from sales of securities and gross gains on sales of securities for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Sale proceeds	$—	$22,091	$15,654	$33,563
Gross gains	—	223	370	251
Gross losses	—	(50)	—	(61)

There were no other-than-temporary impairments for the nine months ended September 30, 2016 or 2015.

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $341.2 million and $347.7 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

September 30, 2016	Less than 12 months		12 months or longer		Total
Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
			(in thousands)

U.S. government agencies	$4,970	$65	$—	$—	1	$4,970	$65
Mortgage-backed securities, residential	24,313	145	15,545	131	22	39,858	276
Obligations of states and political subdivisions	7,548	27	—	—	14	7,548	27
Other debt securities	351	—	—	—	1	351	—
Equity securities	253	27	4,798	223	2	5,051	250

	$37,435	$264	$20,343	$354	40	$57,778	$618

Held to Maturity

Mortgage-backed securities, residential	$4,529	$19	$1,115	$19	5	$5,644	$38
Obligations of states and political subdivisions	17,097	28	401	—	13	17,498	28

	$21,626	$47	$1,516	$19	18	$23,142	$66

December 31, 2015	Less than 12 months		12 months or longer		Total
Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
			(in thousands)
U.S. treasury and U.S. government agencies	$80,192	$674	$—	$—	16	$80,192	$674
Mortgage-backed securities, residential	103,749	1,043	50,095	1,240	50	153,844	2,283
Mortgage-backed securities, multifamily	10,120	129	—	—	2	10,120	129
Obligations of states and political subdivisions	2,051	4	1,466	47	7	3,517	51
Equity securities	247	24	4,643	274	3	4,890	298

	$196,359	$1,874	$56,204	$1,561	78	$252,563	$3,435

Held to Maturity

U.S. government agencies	$15,683	$94	$—	$—	3	$15,683	$94
Mortgage-backed securities, residential	20,283	262	6,687	164	11	26,970	426
Mortgage-backed securities, multifamily	1,223	18	876	42	2	2,099	60
Obligations of states and political subdivisions	9,181	149	2,043	7	15	11,224	156

	$46,370	$523	$9,606	$213	31	$55,976	$736

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

As of September 30, 2016, the equity securities include investments in equity securities and investment funds that use net asset value per share to measure fair value. The equity securities represent investments in other financial institutions for market appreciation purposes. Those equities had a purchase price of $2.7 million and a market value of $6.0 million as of September 30, 2016.

The investment funds include $11.1 million that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of September 30, 2016, the amortized cost of these securities was $11.2 million and the fair value was $11.1 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

The investment funds also include $3.3 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2016, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

Note 5.	Loans, Leases and Other Real Estate

The following sets forth the composition of the Company’s loan and lease portfolio:

	September 30, 2016	December 31, 2015
	(in thousands)
Commercial, secured by real estate	$2,494,841	$1,761,589
Commercial, industrial and other	339,291	307,044
Leases	65,659	56,660
Real estate - residential mortgage	370,766	389,692
Real estate - construction	180,313	118,070
Home equity and consumer	343,649	334,891

Total loans	3,794,519	2,967,946

Less: deferred fees	(3,187)	(2,746)

Loans, net of deferred fees	$3,791,332	$2,965,200

At September 30, 2016 and December 31, 2015, home equity and consumer loans included overdraft deposit balances of $325,000 and $705,000, respectively. At September 30, 2016 and December 31, 2015, the Company had $950.1 million and $738.7 million in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Pascack acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $0.7 million at September 30, 2016, which was $141,000 less than the balance at the time of acquisition on January 7, 2016. The carrying value of loans acquired in the Harmony acquisition was $0.8 million at September 30, 2016 which was substantially the same as the balance at acquisition date on July 1, 2016. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable yield for PCI loans:

(in thousands)	Nine months ended September 30, 2016

Balance, beginning of period	$—
Acquisitions	181
Accretion	(62)
Net reclassification non-accretable difference	11

Balance, end of period	$130

There were no PCI loans in 2015.

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

(in thousands)	September 30, 2016	December 31, 2015

Commercial, secured by real estate	$13,068	$10,446
Commercial, industrial and other	39	103
Leases	78	316
Real estate - residential mortgage	7,264	8,664
Home equity and consumer	2,210	3,167

Total non-accrual loans and leases	$22,659	$22,696
Other real estate and other repossessed assets	1,918	983

TOTAL NON-PERFORMING ASSETS	$24,577	$23,679

Troubled debt restructurings, still accruing	$9,251	$10,108

Non-accrual loans included $2.5 million of troubled debt restructurings for each of the periods ended September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had $6.5 million and $7.9 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of September 30, 2016 and December 31, 2015, is as follows:

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Recorded Investment Greater than 89 Days and Still Accruing
	(in thousands)
Commercial, secured by real estate	$7,101	$361	$10,320	$17,782	$2,477,059	$2,494,841	$—
Commercial, industrial and other	241	48	68	357	338,934	339,291	—
Leases	115	251	78	444	65,215	65,659	—
Real estate - residential mortgage	1,757	429	6,325	8,511	362,255	370,766	—
Real estate - construction	—	—	—	—	180,313	180,313	—
Home equity and consumer	929	365	1,964	3,258	340,391	343,649	10

	$10,143	$1,454	$18,755	$30,352	$3,764,167	$3,794,519	$10

December 31, 2015

Commercial, secured by real estate	$1,465	$693	$7,853	$10,011	$1,751,578	$1,761,589	$—
Commercial, industrial and other	205	—	103	308	306,736	307,044	—
Leases	62	26	316	404	56,256	56,660	—
Real estate - residential mortgage	1,361	725	7,472	9,558	380,134	389,692	—
Real estate - construction	—	—	—	—	118,070	118,070	—
Home equity and consumer	876	141	3,498	4,515	330,376	334,891	331

	$3,969	$1,585	$19,242	$24,796	$2,943,150	$2,967,946	$331

Impaired Loans

The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings. Impaired loans as of September 30, 2016 and December 31, 2015 are as follows:

September 30, 2016	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$15,432	$15,994	$—	$13,401	$173
Commercial, industrial and other	613	613	—	1,090	18
Leases	—	—	—	—	—
Real estate - residential mortgage	2,062	2,079	—	2,560	12
Real estate - construction	—	—	—	—	—
Home equity and consumer	193	193	—	507	—

Loans with specific allowance:
Commercial, secured by real estate	6,293	6,845	435	7,331	211
Commercial, industrial and other	370	370	15	384	13
Leases	—	—	—	2	—
Real estate - residential mortgage	808	850	26	814	23
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,213	1,229	101	1,201	44

Total:
Commercial, secured by real estate	$21,725	$22,839	$435	$20,732	$384
Commercial, industrial and other	983	983	15	1,474	31
Leases	—	—	—	2	—
Real estate - residential mortgage	2,870	2,929	26	3,374	35
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,406	1,422	101	1,708	44

	$26,984	$28,173	$577	$27,290	$494

December 31, 2015	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,065	$14,712	$—	$12,928	$344
Commercial, industrial and other	209	887	—	749	14
Leases	—	—	—	—	—
Real estate - residential mortgage	2,195	2,242	—	2,096	—
Real estate - construction	—	—	—	94	—
Home equity and consumer	574	575	—	762	5

Loans with specific allowance:
Commercial, secured by real estate	5,721	5,918	598	6,249	271
Commercial, industrial and other	1,023	1,023	77	717	32
Leases	6	6	1	—	—
Real estate - residential mortgage	832	865	73	840	37
Real estate - construction	380	380	21	308	13
Home equity and consumer	1,001	1,013	73	1,006	54

Total:
Commercial, secured by real estate	$19,786	$20,630	$598	$19,177	$615
Commercial, industrial and other	1,232	1,910	77	1,466	46
Leases	6	6	1	—	—
Real estate - residential mortgage	3,027	3,107	73	2,936	37
Real estate - construction	380	380	21	402	13
Home equity and consumer	1,575	1,588	73	1,768	59

	$26,006	$27,621	$843	$25,749	$770

Interest income recognized on impaired loans was $0.5 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. Interest that would have been accrued on impaired loans during the each of the first nine months of 2016 and 2015 had the loans been performing under original terms would have been $1.1 million.

Credit Quality Indicators

The class of loans is determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. Lakeland assigns a credit risk rating to all commercial loans and loan commitments. The credit risk rating system has been developed by management to provide a methodology to be used by loan officers, department heads and senior management in identifying various levels of credit risk that exist within Lakeland’s commercial loan portfolios. The risk rating system assists senior management in evaluating Lakeland’s commercial loan portfolio, analyzing trends, and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes commercial loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered ‘Pass’ ratings.

The following table shows the Company’s commercial loan portfolio as of September 30, 2016 and December 31, 2015, by the risk ratings discussed above (in thousands):

September 30, 2016	Commercial,	Commercial,
Risk Rating	Secured by Real Estate	Industrial and Other	Real Estate- Construction
1	$—	$4,752	$—
2	—	26,301	—
3	79,888	38,867	—
4	720,204	121,927	24,608
5	1,531,117	121,785	146,796
5W - Watch	80,424	9,763	2,795
6 - Other assets especially mentioned	31,255	5,286	1,471
7 - Substandard	51,953	10,610	4,643
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$2,494,841	$339,291	$180,313

December 31, 2015	Commercial,	Commercial,
Risk Rating	Secured by Real Estate	Industrial and Other	Real Estate- Construction
1	$—	$3,517	$—
2	—	9,662	—
3	65,199	56,895	—
4	526,909	111,702	19,125
5	1,044,888	105,301	94,535
5W - Watch	43,342	4,259	146
6 - Other assets especially mentioned	34,570	4,105	1,851
7 - Substandard	46,681	11,603	2,413
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,761,589	$307,044	$118,070

The risk rating tables above do not include residential mortgage loans, consumer loans, or leases because they are evaluated on their payment status.

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

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$20,359	$2,212	$624	$2,164	$1,788	$3,520	$30,667
Charge-offs	(119)	—	(44)	(386)	—	(724)	(1,273)
Recoveries	131	30	4	1	—	46	212
Provision	996	(327)	12	282	236	564	1,763

Ending Balance	$21,367	$1,915	$596	$2,061	$2,024	$3,406	$31,369

Three Months Ended September 30, 2015	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$13,919	$2,868	$954	$3,016	$725	$5,919	$2,773	$30,174
Charge-offs	(41)	(131)	(17)	(151)	—	(244)	—	(584)
Recoveries	977	43	4	8	—	40	—	1,072
Provision	6,812	(1,467)	(256)	(651)	704	(2,037)	(2,773)	332

Ending Balance	$21,667	$1,313	$685	$2,222	$1,429	$3,678	$—	$30,994

Nine Months Ended September 30, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Beginning Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$30,874
Charge-offs	(393)	(796)	(319)	(692)	—	(1,661)	(3,861)
Recoveries	212	106	26	5	—	159	508
Provision	1,325	(32)	429	160	433	1,533	3,848

Ending Balance	$21,367	$1,915	$596	$2,061	$2,024	$3,406	$31,369

Nine Months Ended September 30, 2015	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Unallocated	Total
	(in thousands)
Beginning Balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684
Charge-offs	(1,392)	(205)	(546)	(257)	(20)	(920)	—	(3,340)
Recoveries	1,341	127	24	11	106	99	—	1,708
Provision	8,141	(1,805)	625	(1,552)	790	(1,834)	(2,423)	1,942

Ending Balance	$21,667	$1,313	$685	$2,222	$1,429	$3,678	$—	$30,994

Loans receivable summarized by portfolio segment and impairment method are as follows:

September 30, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$21,725	$983	$—	$2,870	$—	$1,406	$26,984
Ending Balance: Collectively evaluated for impairment	2,471,999	337,986	65,659	367,896	180,313	342,227	$3,766,080
Ending Balance: Loans acquired with deteriorated credit quality	1,117	322	—	—	—	16	$1,455

Ending Balance (1)	$2,494,841	$339,291	$65,659	$370,766	$180,313	$343,649	$3,794,519

	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
December 31, 2015	(in thousands)
Ending Balance: Individually evaluated for impairment	$19,786	$1,232	$6	$3,027	$380	$1,575	$26,006
Ending Balance: Collectively evaluated for impairment	1,741,803	305,812	56,654	386,665	117,690	333,316	$2,941,940

Ending Balance (1)	$1,761,589	$307,044	$56,660	$389,692	$118,070	$334,891	$2,967,946

(1)	Excludes deferred fees

The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

September 30, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$435	$15	$—	$26	$—	$101	$577
Ending Balance: Collectively evaluated for impairment	20,932	1,900	596	2,035	2,024	3,305	$30,792

Ending Balance	$21,367	$1,915	$596	$2,061	$2,024	$3,406	$31,369

December 31, 2015	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$598	$77	$1	$73	$21	$73	$843
Ending Balance: Collectively evaluated for impairment	19,625	2,560	459	2,515	1,570	3,302	$30,031

Ending Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$30,874

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.5 million and $2.0 million at September 30, 2016 and December 31, 2015, respectively. The Company analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses.

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

The following table summarizes loans that have been restructured during the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled Debt Restructurings
Commercial, secured by real estate	1	$303	$303	—	$—	$—
Real estate - residential mortgage	1	255	255	—	—	—

	2	$558	$558	—	$—	$—

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled Debt Restructurings
Commercial, secured by real estate	1	$303	$303	2	$1,458	$1,458
Commercial, industrial and other	—	—	—	3	1,933	1,933
Leases	—	—	—	1	14	14
Real estate-residential mortgage	1	255	255	—	—	—
Real estate - construction	—	—	—	1	396	396
Home equity and consumer	3	285	285	1	9	9

	5	$843	$843	8	$3,810	$3,810

The following table summarizes as of September 30, 2016 and 2015, loans that were restructured within the previous twelve months that have subsequently defaulted:

	September 30, 2016		September 30, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Defaulted Troubled Debt Restructurings
Real estate - residential mortgage	1	$255	—	$—
Home equity and consumer	1	162	—	—

	2	$417	—	$—

Other Real Estate and Other Repossessed Assets

At September 30, 2016, the Company had other real estate owned of $1.9 million and other repossessed assets of $12,000. At December 31, 2015, the Company had other real estate owned and other repossessed assets of $934,000 and $49,000, respectively. The other real estate owned that the Company held at September 30, 2016 and December 31, 2015 included $1.9 million and $805,000, respectively, in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure.

Note 6.	Derivatives

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of September 30, 2016 and December 31, 2015, Lakeland had $7.6 million and $2.5 million, respectively, in available for sale securities pledged for collateral on its interest rate swaps with the financial institution.

In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2016, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $73,000 will be reclassified as an increase to interest expense should the rate environment remain the same.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2016	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$117,657	11.3	4.00%	1 Mo Libor + 2.08	$6,522
3rd Party interest rate swaps	(117,657)	11.3	4.00%	1 Mo Libor + 2.08	(6,522)
Interest rate swap (cash flow hedge)	30,000	4.8	1.10%	3 Mo. Libor	74

December 31, 2015	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$35,664	14.6	4.54%	1 Mo Libor + 2.00	$1,518
3rd party interest rate swaps	(35,664)	14.6	4.54%	1 Mo Libor + 2.00	(1,518)

Note 7.	Goodwill and Intangible Assets

The Company has recorded goodwill of $136.4 million and $110.0 million at September 30, 2016 and December 31, 2015, respectively, which includes $11.1 million from the Harmony merger in 2016, $15.3 million from the Pascack merger in 2016 and $110.0 million from prior acquisitions. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company recorded $1.0 million, $1.5 million and $2.7 million in core deposit intangible for the Harmony, Pascack and Somerset Hills acquisitions, respectively. Year-to-date, it has amortized $532,000 in core deposit intangible including $46,000, $206,000 and $280,000 for Harmony, Pascack and Somerset Hills, respectively. The estimated future amortization expense for the remainder of 2016 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended	Pascack	Somerset Hills	Harmony
2016	$86	$69	$46
2017	248	316	176
2018	220	267	157
2019	193	218	139
2020	165	168	120
2021	138	119	102

Note 8.	Borrowings

Repurchase Agreements

At September 30, 2016, the Company had federal funds purchased and securities sold under agreements to repurchase of $0 million and $29.7 million respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. The Company also had $40.0 million in long-term securities sold under agreements to repurchase included in other borrowings which have maturities ranging from one to seven years. As of September 30, 2016, the Company had $89.7 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.

At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Subordinated Debenture Offering

On September 30, 2016, the Company completed an offering of $75.0 million fixed to floating rate subordinated notes due September 30, 2026. The notes will bear interest at a rate of 5.125% per annum until September 30, 2021 and will then reset quarterly to the then current three-month LIBOR rate plus 397 basis points until maturity in September, 2026. The debt is included in Tier 2 capital for Lakeland Bancorp. On September 30, 2016, the Company contributed $69.9 million to Lakeland Bank’s Tier 1 capital, increasing the Bank’s capital ratios.

Early Redemption and Extinguishment of Debt

On August 3, 2015, the Company redeemed and extinguished $10.0 million of Lakeland Bancorp Capital Trust IV debentures and recorded a $1.8 million gain on the redemption and extinguishment of debt.

Note 9.	Share-Based Compensation

The Company grants restricted stock, restricted stock units (RSUs) and stock options under the 2009 Equity Compensation Program. Share-based compensation expense of $1.5 million and $1.3 million was recognized for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was unrecognized compensation cost of $157,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.47 years. Unrecognized compensation expense related to RSUs was approximately $1.6 million as of September 30, 2016, and that cost is expected to be recognized over a period of 1.4 years. Unrecognized compensation expense related to unvested stock options was approximately $23,000 as of September 30, 2016 and is expected to be recognized over a period of 0.75 years.

In the first nine months of 2016, the Company granted 23,952 shares of restricted stock to non-employee directors at a grant date fair value of $10.02 per share under the 2009 Equity Compensation Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $240,000 over a one year period.

The following is a summary of the Company’s restricted stock activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Price

Outstanding, January 1, 2016	73,500	$9.33
Granted	23,952	10.02
Vested	(54,362)	9.33
Forfeited	(215)	9.12

Outstanding, September 30, 2016	42,875	$9.72

In the first nine months of 2016, the Company granted 168,726 RSUs to certain officers at a weighted average grant date fair value of $10.22 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first nine months of 2016 is expected to average approximately $575,000 per year over a three year period. In the first nine months of 2015, the Company granted 131,509 RSUs at a weighted average grant date fair value of $11.08 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $485,000 per year over a three year period.

The following is a summary of the Company’s RSU activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Price

Outstanding, January 1, 2016	200,910	$10.87
Granted	168,726	10.22
Vested	(66,749)	10.28
Forfeited	(10,993)	10.79

Outstanding, September 30, 2016	291,894	$10.63

There were no grants of stock options in the first nine months of 2016 or 2015. Option activity under the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2016	175,892	$8.38		$602,236
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, September 30, 2016	175,892	$8.38	4.35	$997,994

Options exercisable at September 30, 2016	165,274	$8.30	4.20	$948,872

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of period and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 was $68,000. Exercise of stock options during the first nine months of 2015 resulted in cash receipts of $124,000.

Note 10.	Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	September 30, 2016			September 30, 2015
For the quarter ended:	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	($825)	$323	($502)	$3,117	($1,145)	$1,972
Reclassification adjustment for net gains arising during the period	—	—	—	(164)	58	(106)

Net unrealized gains (losses)	(825)	323	(502)	2,953	(1,087)	1,866
Unrealized gain on derivatives	267	(93)	174	—	—	—
Change in minimum pension liability	(2)	—	(2)	7	(2)	5

Other comprehensive income (loss), net	($560)	$230	($330)	$2,960	($1,089)	$1,871

For the nine months ended:	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$8,422	($3,070)	$5,352	$3,876	($1,406)	$2,470
Reclassification adjustment for net gains arising during the period	(370)	137	(233)	(190)	67	(123)

Net unrealized gains	8,052	(2,933)	5,119	3,686	(1,339)	2,347
Unrealized gain on derivatives	74	(26)	48	—	—	—
Change in minimum pension liability	70	(28)	42	23	(8)	15

Other comprehensive income, net	$8,196	($2,987)	$5,209	$3,709	($1,347)	$2,362

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax (in thousands):

	For the three months ended September 30, 2016				For the three months ended September 30, 2015
	Unrealized Gains on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total	Unrealized Gains (Losses) on Available-for-Sale Securities	Pension Items	Total
Beginning Balance	$6,775	$(126)	$40	$6,689	$2,012	$2	$2,014

Other comprehensive income (loss) before classifications	(502)	174	(2)	(330)	1,972	5	1,977
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(106)	—	(106)

Net current period other comprehensive income (loss)	(502)	174	(2)	(330)	1,866	5	1,871

Ending Balance	$6,273	$48	$38	$6,359	$3,878	$7	$3,885

	For the nine months ended September 30, 2016				For the nine months ended September 30, 2015
	Unrealized Gains on Available-for-sale Securities	Unrealized Gains on Derivatives	Pension Items	Total	Unrealized Gains on Available-for-sale Securities	Pension Items	Total
Beginning Balance	$1,154	$—	($4)	$1,150	$1,531	($8)	$1,523

Other comprehensive income before classifications	5,352	48	42	5,442	2,470	15	2,485
Amounts reclassified from accumulated other comprehensive income	(233)	—	—	(233)	(123)	—	(123)

Net current period other comprehensive income	5,119	48	42	5,209	2,347	15	2,362

Ending Balance	$6,273	$48	$38	$6,359	$3,878	$7	$3,885

Note 11.	Estimated Fair Value of Financial Instruments and Fair Value Measurement

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the nine months ended September 30, 2016, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2016
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$105,073	$6,032	$99,041	$—
Mortgage-backed securities	306,081	—	306,081	—
Obligations of states and political subdivisions	48,592	—	48,592	—
Other debt securities	351	—	351	—
Equity securities	20,295	5,954	14,341	—

Total securities available for sale	480,392	11,986	468,406	—

Derivative assets	6,596	—	6,596	—

Total Assets	$486,988	$11,986	$475,002	$—

Liabilities:
Derivative liabilities	$6,522	$—	$6,522	$—

Total Liabilities	$6,522	$—	$6,522	$—

December 31, 2015
Assets:
Investment securities, available for sale
U.S. treasury and government agencies	$97,133	$4,888	$92,245	$—
Mortgage-backed securities	289,572	—	289,572	—
Obligations of states and political subdivisions	36,498	—	36,498	—
Other debt securities	501	—	501	—
Equity securities	18,645	5,052	13,593	—

Total securities available for sale	442,349	9,940	432,409	—

Derivative assets	1,518	—	1,518	—

Total Assets	$443,867	$9,940	$433,927	$—

Liabilities:
Derivative liabilities	$1,518	$—	$1,518	$—

Total Liabilities	$1,518	$—	$1,518	$—

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$26,984	$26,984
Loans held for sale	—	3,690	—	3,690
Other real estate owned and other repossessed assets	—	—	1,918	1,918

December 31, 2015
Assets:
Impaired Loans and Leases	$—	$—	$26,006	$26,006
Loans held for sale	—	1,233	—	1,233
Other real estate owned and other repossessed assets	—	—	983	983

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value of the underlying collateral. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral, less estimated costs to sell, securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the sales comparison approach, the cost approach or the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 4-9%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Loans that are not collateral dependent are evaluated based on a discounted cash flow method. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2016 and December 31, 2015 are outlined below.

This summary, as well as the table below, excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and cash equivalents. For financial liabilities, these include noninterest-bearing demand deposits, savings and interest-bearing transaction accounts and federal funds sold and securities sold under agreements to repurchase. The estimated fair value of demand, savings and interest-bearing transaction accounts is the amount payable on demand at the reporting date. Carrying value is used because there is no stated maturity on these accounts, and the customer has the ability to withdraw the funds immediately. Also excluded from this summary and the following table are those financial instruments recorded at fair value on a recurring basis, as previously described.

The fair value of Investment Securities Held to Maturity was measured using information from the same third-party servicer used for Investment Securities Available for Sale using the same methodologies discussed above. Investment Securities Held to Maturity includes $33.7 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.

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

The net loan portfolio at September 30, 2016 and December 31, 2015 has been valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 and December 31, 2015:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2016
Financial Instruments - Assets:
Investment securities held to maturity	$141,124	$143,939	$—	$109,262	$34,677
Federal Home Loan Bank and other membership bank stocks	16,575	16,575	—	16,575	—
Loans and leases, net	3,759,963	3,780,056	—	—	3,780,056

Financial Instruments - Liabilities:
Certificates of deposit	539,260	540,337	—	540,337	—
Other borrowings	293,875	299,832	—	299,382	—
Subordinated debentures	104,796	93,862	—	—	93,862

December 31, 2015
Financial Instruments - Assets:
Investment securities held to maturity	$116,740	$117,594	$—	$110,293	$7,301
Federal Home Loan Bank and other membership bank stocks	14,087	14,087	—	14,087	—
Loans and leases, net	2,934,326	2,930,188	—	—	2,930,188

Financial Instruments - Liabilities:
Certificates of deposit	343,321	341,998	—	341,998	—
Other borrowings	271,905	275,409	—	275,409	—
Subordinated debentures	31,238	24,366	—	—	24,366

Note 12.	Statement of Cash Flow Information, Supplemental Information

	For the nine months ended September 30,
	2016	2015
	(in thousands)
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$15,168	$11,651
Cash paid during the period for interest	11,957	7,880
Transfer of loans and leases into other repossessed assets and other real estate owned	2,732	1,025
Acquisition of Pascack and Harmony:
Non-cash assets acquired:
Federal Home Loan Bank stock	3,742	—
Investment securities held for maturity	10,810	—
Investment securities available for sale	7,474
Loans, including loans held for sale	579,300	—
Goodwill and other intangible assets, net	29,348	—
Other assets	32,353	—
Total non-cash assets acquired	663,027	—
Liabilities assumed:
Deposits	(582,526)	—
Other borrowings	(66,622)	—
Other liabilities	(8,755)	—
Total liabilities assumed	(657,903)	—
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	73,874	—

Note 13.	Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to address diversity in presentation in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable financials. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, customers’ acceptance of Lakeland’s products and services, competition, and the failure to realize anticipated efficiencies and synergies following the Pascack and Harmony acquisitions.

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

Management Overview

The quarter and nine months ended September 30, 2016 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•	Net income for the third quarter of 2016 was $11.3 million, or $0.25 per diluted share, compared to $7.8 million, or $0.20 per diluted share, for the same period in 2015. Excluding merger related expenses and other items, net income for the third quarter of 2016 was $12.4 million, or $0.28 per diluted share, compared to $8.3 million, or $0.22 per diluted share, for the third quarter of 2015.

•	For the third quarter of 2016, annualized return on average assets was 0.94%, annualized return on average common equity was 9.10%, and annualized return on average tangible common equity was 12.68%. Excluding merger related expenses, these ratios were 1.03%, 9.96% and 13.89%, respectively.

•	Net income for the first nine months of 2016 was $29.6 million, or $0.69 per diluted share, compared to $24.0 million, or $0.63 per diluted share, for the same period in 2015. Excluding merger related expenses and other items, net income for the first nine months of 2016 was $32.3 million, or $0.76 per diluted share, compared to $24.5 million, or $0.64 per diluted share, for the first nine months of 2015.

•	The annualized return on average assets for the nine months ended September 30, 2016 was 0.88%, the annualized return on average common equity was 8.54%, and the annualized return on average tangible common equity was 11.95%. Excluding merger related expenses, these ratios were 0.96%, 9.34% and 13.07%, respectively.

•	The Company reported strong loan growth in the third quarter of 2016. Excluding the acquisition of Harmony Bank (“Harmony”), total loans and leases increased by $80.5 million, or 2%, to $3.79 billion during the quarter. This overall increase was primarily due to the addition of $65.8 million in commercial real estate loans and $23.3 million in commercial, industrial and other loans. For the first nine months of 2016, total loans and leases increased by $826.6 million, or 28%. Excluding the acquisitions of Pascack and Harmony, this increase was $247.3 million, or 8%.

•	The Company also reported robust deposit growth in the third quarter of 2016. Excluding the acquisition of Harmony, total deposits increased $126.4 million, or 4%, to $3.94 billion during the quarter. Most notably, noninterest-bearing deposits increased $58.3 million, or 7%, during the quarter, excluding the impact of Harmony. Total deposits have increased $946.2 million, or 32%, since December 31, 2015. This increase was $363.6 million, or 12%, after excluding the acquisitions of Pascack and Harmony.

•	The efficiency ratio was 53.4% for the three months ended September 30, 2016, as compared to 60.8% for the same period in 2015. The decrease in this ratio, in part, reflects the realization of cost savings from the Pascack acquisition and the closure of six branches in 2016.

•	Net interest margin (“NIM”) was 3.45% for the third quarter of 2016 compared to 3.47% for the second quarter of 2016 and 3.42% for the third quarter of 2015.

•	On September 30, 2016, the Company closed the offering of $75 million of its Fixed-to-Floating Rate Subordinated Notes due September 30, 2026 (the “Notes”). The Notes bear interest at a rate of 5.125% per annum until September 2021 and the interest rate will then reset quarterly to the then current three-month LIBOR rate plus 397 basis points until maturity in September 2026.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

Net Income

Net income was $11.3 million in the third quarter of 2016 compared to net income of $7.8 million for the third quarter of 2015. Diluted earnings per share was $0.25 for the third quarter of 2016, compared to diluted earnings per share of $0.20 for the same period last year. Excluding the impact of merger related expenses, net income would have been $12.4 million, or $0.28 per diluted share, in the third quarter of 2016. Net interest income of $38.5 million for the third quarter of 2016 increased $9.2 million from the third quarter of 2015 due primarily to a $10.8 million increase in interest income, partially offset by an increase of $1.7 million in interest expense. The increase in interest income reflects an increase in interest earning assets resulting primarily from the Pascack and Harmony acquisitions as well as organic growth.

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

Net interest income on a tax equivalent basis for the third quarter of 2016 was $38.8 million, compared to $29.5 million for the third quarter of 2015. The net interest margin increased from 3.42% in the third quarter of 2015 to 3.45% in the third quarter of 2016 primarily as a result of a 10 basis point increase in the yield on earning assets, partially offset by a 9 basis point increase in the cost of interest bearing liabilities. The increase in the yield on earning assets included 5 basis points in additional yield resulting from the amortization of purchase accounting adjustments relating to the Pascack and Harmony acquisitions. The increase in the net interest margin was also augmented by an increase in interest income earned on free funds (interest earning assets funded by noninterest bearing liabilities) resulting from an increase in average noninterest bearing deposits of $185.8 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended, September 30, 2016			For the Three Months Ended, September 30, 2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (A)	$3,743,434	$39,766	4.23%	$2,811,581	$29,123	4.11%
Taxable investment securities and other	510,638	2,627	2.06%	511,261	2,639	2.06%
Tax-exempt securities	96,141	723	3.01%	70,304	600	3.41%
Federal funds sold (B)	117,311	142	0.48%	37,872	7	0.07%

Total interest-earning assets	4,467,524	43,258	3.85%	3,431,018	32,369	3.75%

Noninterest-earning assets:
Allowance for loan and lease losses	(30,915)			(30,832)
Other assets	368,772			285,387

TOTAL ASSETS	$4,805,381			$3,685,573

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$487,918	$80	0.07%	$398,147	$53	0.05%
Interest-bearing transaction accounts	1,988,405	1,722	0.34%	1,497,340	925	0.25%
Time deposits	533,224	1,084	0.81%	309,235	486	0.63%
Borrowings	374,812	1,601	1.71%	358,820	1,361	1.52%

Total interest-bearing liabilities	3,384,359	4,487	0.53%	2,563,542	2,825	0.44%
Noninterest-bearing liabilities:
Demand deposits	895,851			710,011
Other liabilities	29,828			17,072
Stockholders’ equity	495,343			394,948

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,805,381			$3,685,573

Net interest income/spread		38,771	3.32%		29,544	3.31%

Tax equivalent basis adjustment		253			210

NET INTEREST INCOME		$38,518			$29,334

Net interest margin (C)			3.45%			3.42%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $32.4 million in the third quarter of 2015 to $43.3 million in the third quarter of 2016, an increase of $10.9 million, or 34%. The increase in interest income was primarily a result of the Pascack and Harmony acquisitions as well as organic growth in loans, as average loans and leases increased $931.9 million compared to the third quarter of 2015. The yield on average loans and leases at 4.23% in the third quarter of 2016 was 12 basis points higher than the third quarter of 2015, due primarily to the addition of higher yielding loans resulting from the acquisitions of Harmony and Pascack as well as a $430,000 increase in loan and lease prepayment fees. The yield on average taxable investment securities remained the same, while the yield on tax-exempt investment securities decreased by 40 basis points, compared to the third quarter of 2015. The decrease in yield on tax-exempt investment securities was primarily due to securities maturing at higher rates and new purchases of securities at lower rates.

Total interest expense of $4.5 million in the third quarter of 2016 was $1.6 million greater than the $2.8 million reported for the same period in 2015. The cost of average interest-bearing liabilities increased from 0.44% in the third quarter of 2015 to 0.53% in the third quarter of 2016. The increase in the yield on interest-bearing deposits was due primarily to higher costing deposits acquired in the Pascack and Harmony acquisitions as well as an increasingly competitive market for deposits. The yield on interest-bearing transaction accounts and time deposits increased by 9 basis points and 18 basis points, respectively. Time deposits, which pay a higher interest rate than interest-bearing transaction accounts, increased from 12% of interest-bearing liabilities in the third quarter of 2015 to 16% in the third quarter of 2016, impacting the increase in the Company’s cost of interest-bearing liabilities. Also impacting the cost of interest-bearing liabilities was an increase in the cost of borrowings which increased 19 basis points compared to the third quarter of 2015. As loan growth exceeded growth in core deposits from the third quarter of 2015 to the same period in 2016, the Company utilized higher cost time deposits and term borrowings from the Federal Home Loan Bank of New York to fund loan growth.

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

In the third quarter of 2016, a $1.8 million provision for loan and lease losses was recorded, which was $1.4 million higher than the provision for the same period last year. The higher provision resulted primarily from increased charge offs. During the third quarter of 2016, the Company charged off loans and leases of $1.3 million and recovered $212,000 in previously charged off loans and leases compared to $584,000 and $1.1 million, respectively, during the same period in 2015. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $6.4 million in the third quarter of 2016 decreased by $270,000 compared to $6.7 million in the third quarter of 2015. Included in noninterest income in the third quarter of 2016 in income on bank owned life insurance was an $863,000 death benefit payout. Noninterest income in the third quarter of 2015 included a $1.8 million gain on debt extinguishment and $173,000 in gains on sales of investment securities. After excluding these items in 2016 and 2015, noninterest income increased $870,000 from the third quarter 2015 to the third quarter of 2016. Commissions and fees at $1.2 million in the third quarter of 2016 increased $198,000 compared to the same period last year, due primarily to an increase in commercial loan fees. Gains on sales of loans totaled $753,000 in the third quarter of 2016 compared to $515,000 during the same period last year. Other income at $564,000 in the third quarter of 2016 was $448,000 higher than the same period in 2015 due primarily to a $250,000 increase in swap fee income and a $100,000 increase in gains on sales of other real estate owned.

Noninterest Expense

Noninterest expense in the third quarter of 2016 totaled $26.0 million, which was $2.2 million greater than the $23.8 million reported for the third quarter of 2015. Included in noninterest expense during the third quarter of 2016 was $1.7 million in merger related expenses compared to $330,000 in 2015. Noninterest expense in the third quarter of 2015 included a $2.4 million long-term debt prepayment fee. Excluding merger related expenses and the debt prepayment fee, total noninterest expense increased $3.2 million compared to the third quarter of 2015. Salaries and employee benefits expense of $14.6 million, increased $2.3 million from the same period last year, primarily due to the addition of Pascack employees during the first quarter of 2016, the addition of Harmony employees during the third quarter of 2016, and year-over-year increases in employee salary and benefit costs. Net occupancy expense, telecommunications expense and data processing expense increased $305,000, $108,000 and $159,000, respectively, compared to the third quarter of 2015, due primarily to the addition of the Pascack and Harmony branches. FDIC insurance expense of $715,000 in the third quarter of 2016 increased $241,000 compared to the same period last year, due to the addition of the Pascack and Harmony deposits. The Company’s efficiency ratio, a non-GAAP financial measure, was 53.4% in the third quarter of 2016, compared to 60.8% for the same period last year. The decrease in this ratio reflects the realization of cost savings from the Pascack acquisition, and the closure of six branches in 2016. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
	2016	2015
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$26,006	$23,832
Amortization of core deposit intangibles	(201)	(98)
Other real estate owned and other repossessed asset expense	32	(27)
Long term debt prepayment penalty	—	(2,407)
Merger related expenses	(1,697)	(330)
Provision for unfunded lending commitments	—	(168)

Noninterest expense, as adjusted	$24,140	$20,802

Net interest income	$38,518	$29,334
Noninterest income	6,417	6,687

Total revenue	44,935	36,021
Tax-equivalent adjustment on municipal securities	253	210
Less:
Gains on debt redemption and extinguishment	—	(1,830)
Gains on sales of investment securities	—	(173)

Total revenue, as adjusted	$45,188	$34,228

Efficiency ratio	53.4%	60.8%

Income Tax Expense

The effective tax rate in the third quarter of 2016 of 34.0% equaled the effective tax rate in the third quarter of 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

Net Income

Net income was $29.6 million in the first nine months of 2016 compared to net income of $24.0 million for the first nine months of 2015. Diluted earnings per share was $0.69 for the first nine months of 2016, compared to diluted earnings per share of $0.63 for the same period last year. Excluding the impact of merger related expenses, net income for the first nine months of 2016 was $32.3 million, or $0.76 per diluted share. Net interest income at $107.5 million for the first nine months of 2016 increased $20.9 million compared to the first nine months of 2015 due to a $25.2 million increase in interest income partially offset by a $4.2 million increase in interest expense. The increase in interest income reflects an increase in interest-earning assets resulting primarily from the Pascack and Harmony acquisitions as well as organic growth.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2016 was $108.2 million, compared to $87.2 million for the first nine months of 2015, resulting primarily from growth in average earning assets of $816.4 million. The net interest margin decreased from 3.48% in the first nine months of 2015 to 3.47% in the first nine months of 2016 primarily as a result of a 9 basis point increase in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing deposits is primarily attributable to an increasingly competitive market for deposits as well as higher costing core deposits acquired in the Pascack and Harmony acquisitions. The increase in the cost of funds was mitigated by an increase in the yield on interest-earning assets of 7 basis points and an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $132.8 million. The components of net interest income will be discussed in greater detail below.

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

	For the Nine Months Ended, September 30, 2016			For the Nine Months Ended, September 30, 2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (A)	$3,481,053	$109,687	4.21%	$2,731,518	$85,230	4.17%
Taxable investment securities and other	500,110	8,285	2.21%	519,163	8,001	2.05%
Tax-exempt securities	84,161	2,000	3.17%	69,174	1,843	3.55%
Federal funds sold (B)	100,866	341	0.45%	29,900	30	0.13%

Total interest-earning assets	4,166,190	120,313	3.86%	3,349,755	95,104	3.79%

Noninterest-earning assets:
Allowance for loan and lease losses	(30,980)			(30,940)
Other assets	351,769			285,898

TOTAL ASSETS	$4,486,979			$3,604,713

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$483,140	$237	0.07%	$398,491	$157	0.05%
Interest-bearing transaction accounts	1,816,003	4,346	0.32%	1,491,166	2,617	0.23%
Time deposits	495,278	2,912	0.78%	295,460	1,319	0.60%
Borrowings	384,024	4,648	1.61%	327,174	3,845	1.57%

Total interest-bearing liabilities	3,178,445	12,143	0.51%	2,512,291	7,938	0.42%
Noninterest-bearing liabilities:
Demand deposits	819,459			686,652
Other liabilities	26,630			16,166
Stockholders’ equity	462,445			389,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,486,979			$3,604,713

Net interest income/spread		108,170	3.35%		87,166	3.37%

Tax equivalent basis adjustment		700			645

NET INTEREST INCOME		$107,470			$86,521

Net interest margin (C)			3.47%			3.48%

(A)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(B)	Includes interest-bearing cash accounts.
(C)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $95.1 million in the first nine months of 2015 to $120.3 million in the first nine months of 2016, an increase of $25.2 million, or 27%. The increase in interest income was primarily a result of the Pascack and Harmony acquisitions as well as organic growth in loans, as the average balance of loans and leases increased $749.5 million compared to the first nine months of 2015. The yield on average loans and leases of 4.21% in the first nine months of 2016 was 4 basis points greater than the first nine months of 2015. The yield on average taxable investment securities increased 16 basis points, while the yield on tax-exempt investment securities decreased by 38 basis points, compared to the first nine months of 2015. Interest on taxable investment securities in 2016 included $358,000 in income on called U.S. Government Agency securities. The decrease in yield on tax-exempt investment securities was due to the same reasons discussed in the quarterly comparison.

Total interest expense increased from $7.9 million in the first nine months of 2015 to $12.1 million in the first nine months of 2016, an increase of $4.2 million, or 53%. The cost of average interest-bearing liabilities increased from 0.42% in the first nine months of 2015 to 0.51% in 2016. The yield on interest-bearing transaction accounts and time deposits increased by 9 basis points and 18 basis points, respectively. The increase in the yield on interest-bearing deposits was due primarily to higher costing deposits acquired in the Pascack and Harmony acquisitions as well as an increasingly competitive market for deposits. As growth in loans exceeded growth in core deposits from the first nine months of 2015 to the first nine months of 2016, the Company utilized higher cost time deposits and term borrowings from the Federal Home Loan Bank of New York to fund loan growth.

Provision for Loan and Lease Losses

In the first nine months of 2016, a $3.8 million provision for loan and lease losses was recorded, which was $1.9 million greater than the provision for the same period last year. During the first nine months of 2016, the Company charged off loans and leases of $3.9 million and recovered $508,000 in previously charged off loans and leases compared to $3.3 million and $1.7 million, respectively, during the same period in 2015. The increased provision primarily resulted from higher net charge-offs during the nine months ended September 30, 2016, as well as an increasing trend in non-performing loans from September 30, 2015 to September 30, 2016. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income of $16.2 million in the first nine months of 2016 decreased by $214,000 compared to the first nine months of 2015. Excluding a $1.8 million gain on debt extinguishment received in 2015, noninterest income increased $1.6 million from the first nine months of 2015 to the same period during 2016. Gain on sales of loans of $1.6 million and gain on investment securities of $370,000 in the first nine months of 2016 increased $354,000 and $180,000, respectively, compared to the same period last year. Income on bank owned life insurance at $2.1 million increased $583,000 compared to the first nine months of 2015. In the first nine months of 2016, an $863,000 death benefit was received on a bank owned life insurance policy, compared to a $332,000 death benefit received in the first nine months of 2015. Other income totaling $1.2 million in the first nine months of 2016 was $550,000 higher than the same period in 2015 as swap income and gain on sales of other real estate owned increased $423,000 and $110,000, respectively, compared to the first nine months of 2015.

Noninterest Expense

Noninterest expense totaling $75.1 million increased $10.1 million in the first nine months of 2016 from the first nine months of 2015. Included in noninterest expense during the first nine months of 2016 was $4.1 million in merger related expenses compared to $330,000 in 2015. Noninterest expense in the first nine months of 2015 included a $2.4 million long-term debt prepayment fee. Excluding merger related expenses and the debt prepayment fee, total noninterest expense increased $8.7 million compared to the first nine months of 2015. Salary and employee benefits of $41.8 million increased by $5.5 million, or 15%, due primarily to the addition of the Pascack and Harmony employees as well as normal salary and benefit increases. Net occupancy expense, telecommunications expense and furniture and equipment expense increased $513,000, $215,000 and $738,000, respectively, compared to the first nine months of 2015 due to the addition of the Pascack and Harmony branches. Stationary, supplies and postage increased $134,000 compared to the first nine months of 2015 primarily due to mailing and supplies associated with the Pascack and Harmony acquisitions. Marketing expense of $1.1 million in the first nine months of 2016 increased $71,000 compared to the first nine months of 2015 due primarily to the timing of marketing campaigns. FDIC insurance expense of $2.0 million in the first nine months of 2016 increased $463,000 compared to the same period last year, due to the addition of the Pascack and Harmony deposits. Data processing expense of $1.5 million increased $365,000 primarily due to increases in the cost of mobile banking and the addition of the Pascack and Harmony branches. Other expenses of $7.1 million in the first nine months of 2016 increased $408,000 compared to the first nine months of 2015 as donation expense and courier expense increased $142,000 and $289,000, respectively. The increase in courier expense is due to the outsourcing of the Company’s couriers which had previously impacted salary expense. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.5% in the first nine months of 2016, compared to 60.7% for the same period last year. The decrease in efficiency ratio was due to the same reason discussed in the quarterly comparison. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows our calculation of the efficiency ratio for the periods presented:

	For the Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$75,145	$65,069
Less:
Amortization of core deposit intangibles	(532)	(316)
Other real estate owned and other repossessed asset expense	(33)	(46)
Long term debt prepayment penalty	—	(2,407)
Merger related expenses	(4,103)	(330)
Provision for unfunded lending commitments	(438)	(358)

Noninterest expense, as adjusted	$70,039	$61,612

Net interest income	$107,470	$86,521
Noninterest income	16,169	16,383

Total revenue	123,639	102,904
Tax-equivalent adjustment on municipal securities	700	645
Less:
Gains on debt redemption and extinguishment	—	(1,830)
Gains on sales of investment securities	(370)	(190)

Total revenue, as adjusted	$123,969	$101,529

Efficiency ratio	56.5%	60.7%

Income Tax Expense

The effective tax rate increased from 33.1% in the first nine months of 2015 to 33.8% in the first nine months of 2016 primarily as a result of a decrease in tax advantaged items as a percent of pretax income. Contributing to the increase in the effective tax rate was the impact of non-deductible merger related expenses, offset by the impact of interest income from tax-exempt securities and income on bank owned life insurance policies.

Financial Condition

The Company’s total assets increased $1.03 billion from December 31, 2015, to $4.90 billion at September 30, 2016 including the impact of Pascack’s and Harmony’s assets which represented $405.3 million and $326.4 million, respectively, at the time of acquisition.

Loans and Leases

Gross loans and leases of $3.79 billion increased by $826.6 million from December 31, 2015 including Pascack and Harmony loans which totaled $319.6 million and $259.7 million, respectively, at acquisition. Excluding Pascack’s and Harmony’s loans, total loans have increased 8% from December 31, 2015, primarily in the commercial loans secured by real estate category. Excluding the impact of the Pascack and Harmony loans of $505.4 million, commercial loans secured by real estate increased $227.8 million, or 13%, from December 31, 2015 to September 30, 2016. Leases also increased $9.0 million, or 16%, resulting from increased demand for equipment financing. Excluding the impact of the Pascack and Harmony loans of $25.3 million, commercial, industrial and other increased $7.0 million, or 2%. Real estate-residential mortgages declined $29.2 million, or 7%, excluding the impact of Pascack’s residential mortgages of $10.3 million. The decline in residential mortgages results from a decision to sell most of the residential loans that the Company originates. Excluding the impact of Pascack and Harmony loans totaling $1.0 million and $24.5 million, respectively, real estate construction loans increased $36.7 million, or 31%, while home equity and consumer loans decreased $4.0 million. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets, excluding PCI loans, increased from $23.7 million at December 31, 2015 to $24.6 million at September 30, 2016, primarily in the commercial secured by real estate category, which increased $2.6 million. Additionally, other real estate owned and other repossessed assets increased $935,000. Partially offsetting these increases was non-performing residential mortgage and home equity and consumer, which decreased $1.4 million and $1.0 million, respectively, from December 31, 2015 to September 30, 2016. Although non-performing assets increased, the percentage of non-performing assets to total assets decreased from 0.61% at December 31, 2015 to 0.50% at September 30, 2016. Non-accrual loans at September 30, 2016 included 5 loan relationships with a balance of $1.0 million or over, totaling $7.5 million, and 5 loan relationships between $500,000 and $1.0 million, totaling $3.5 million.

There were $10,000 in loans and leases past due ninety days or more and still accruing at September 30, 2016 compared to $331,000 at December 31, 2015. These loans primarily consisted of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On September 30, 2016, the Company had $9.3 million in loans that were troubled debt restructurings and accruing interest income compared to $10.1 million at December 31, 2015. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On September 30, 2016, the Company had $27.0 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $26.0 million at year-end 2015. The Company also had purchased credit impaired loans from the Pascack and Harmony acquisitions with carrying values of $676,000 and $780,000, respectively, at September 30, 2016. For more information on impaired loans and leases see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $577,000 of the allowance for loan and lease losses has been allocated for impairment at September 30, 2016. At September 30, 2016, the Company also had $51.3 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $46.6 million at December 31, 2015.

There were no loans and leases at September 30, 2016, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

(dollars in thousands)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Year Ended December 31, 2015
Balance of the allowance at the beginning of the year	$30,874	$30,684	$30,684

Loans and leases charged off:
Commercial, secured by real estate	393	1,392	1,821
Commercial, industrial and other	796	205	205
Leases	319	546	548
Real estate - mortgage	692	257	375
Real estate - construction	—	20	20
Home equity and consumer	1,661	920	1,511

Total loans charged off	3,861	3,340	4,480

Recoveries:
Commercial, secured by real estate	212	1,341	2,221
Commercial, industrial and other	106	127	183
Leases	26	24	26
Real estate - mortgage	5	11	63
Real estate - construction	—	106	106
Home equity and consumer	159	99	129

Total recoveries	508	1,708	2,728

Net charge-offs:	3,353	1,632	1,752
Provision for loan and lease losses	3,848	1,942	1,942

Ending balance	$31,369	$30,994	$30,874

Ratio of annualized net charge-offs to average loans and leases outstanding	0.13%	0.08%	0.06%
Ratio of allowance at end of period as a percentage of period end total loans and leases	0.83%	1.09%	1.04%

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

The overall balance of the allowance for loan and lease losses of $31.4 million at September 30, 2016 increased $495,000, from December 31, 2015, an increase of 2%. The change in the allowance within segments of the loan portfolio reflects changes in the non-performing loan and charge-off statistics within each segment as well as the level of growth in each segment. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.

Non-performing loans and leases of $22.7 million at September 30, 2016 equaled the balance at December 31, 2015. The allowance for loan and lease losses as a percent of total loans was 0.83% of total loans on September 30, 2016 compared to 1.04% as of December 31, 2015. The reduction in the percentage of the allowance for loan and lease losses as a percent of total loans and leases was primarily due to the increase in loans resulting from the Pascack and Harmony acquisitions, which are accounted for under acquisition accounting. Excluding the acquired loans, the allowance as a percent of total loans would be 0.99%. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2016.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased from $559.1 million at December 31, 2015 to $621.5 million at September 30, 2016, an increase of $62.4 million.

Deposits

Total deposits increased from $3.00 billion at December 31, 2015 to $3.94 billion at September 30, 2016, an increase of $946.2 million, or 32%. Pascack’s and Harmony’s deposits totaled $304.5 million and $278.1 million respectively, at the time of acquisition. Noninterest-bearing deposits increased $237.6 million, or 34%, to $931.4 million. Excluding $64.4 million and $43.7 million, respectively, in Pascack and Harmony demand deposits, noninterest-bearing demand deposits have increased by $129.5 million, or 19%, from year-end 2015. Savings and interest-bearing transaction accounts and time deposits increased $512.6 million and $195.9 million, respectively. At the time of acquisition, Pascack had savings and interest-bearing transaction accounts and time deposits of $161.9 million and $78.1 million, respectively. At the time of acquisition, Harmony had savings and interest-bearing transaction accounts and time deposits of $175.7 million and $58.7 million, respectively. The growth in savings and interest-bearing transaction accounts and in time deposits excluding the impact of the acquisitions was 9% and 17%, respectively.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $37.5 million for the first nine months of 2016 compared to $31.2 million for the same period in 2015.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2016, Lakeland’s deposits increased $363.6 million, excluding the impact of Pascack and Harmony deposits.

•	Sales of securities. At September 30, 2016 the Company had $480.4 million in securities designated “available for sale.” Of these securities, $289.4 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•	Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on September 30, 2016. Lakeland also has overnight federal funds lines available for it to borrow up to $192.0 million of which none was outstanding at September 30, 2016. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2016.

•	Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the Asset/Liability Committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2016 follows.

Cash and cash equivalents totaling $195.4 million on September 30, 2016 increased $76.9 million from December 31, 2015. Operating activities provided $37.5 million in net cash. Investing activities used $220.8 million in net cash, primarily reflecting an increase in loans and leases. Financing activities provided $260.1 million in net cash primarily reflecting the increase in deposits of $364.1 million and $73.6 million in net proceeds from the issuance of subordinated debt partially offset by declines in federal funds purchased and securities sold under agreements to repurchase of $121.5 million and net repayments of other borrowings of $44.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2016. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years
Minimum annual rentals on noncancellable operating leases	$31,791	$3,157	$5,674	$4,827	$18,133
Benefit plan commitments	6,290	305	793	793	4,399
Remaining contractual maturities of time deposits	539,260	331,790	168,405	39,065	—
Subordinated debentures	106,238	—	—	—	106,238
Loan commitments	954,682	681,752	132,141	12,145	128,644
Other borrowings	293,875	109,548	169,324	5,003	10,000
Interest on other borrowings*	67,773	10,020	13,231	10,895	33,627
Standby letters of credit	14,289	13,658	519	32	80

Total	$2,014,198	$1,150,230	$490,087	$72,760	$301,121

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.64%.

Capital Resources

Total stockholders’ equity increased from $400.5 million on December 31, 2015 to $498.7 million on September 30, 2016, an increase of $98.2 million, or 25%. Book value per common share increased to $11.22 on September 30, 2016 from $10.57 on December 31, 2015. Tangible book value per share increased from $7.62 per share on December 31, 2015 to $8.07 per share on September 30, 2016, an increase of 6%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2015 to September 30, 2016 was primarily due to stock issued of $37.2 million for the acquisition of Pascack, stock issued of $36.7 million for the acquisition of Harmony, $29.6 million of net income and $5.2 million of other comprehensive income on the Company’s available for sale securities portfolio, partially offset by the payment of cash dividends on common stock of $11.7 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of September 30, 2016, the Company and Lakeland met all capital adequacy requirements to which they are subject.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2016, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

On September 30, 2016, the Company completed an offering of $75.0 million fixed to floating rate subordinated notes due September 30, 2026. The notes will bear interest at a rate of 5.125% per annum until September 30, 2021 and will then reset quarterly to the then current three-month LIBOR rate plus 397 basis points until maturity in September 2026. The debt is included in Tier 2 capital for Lakeland Bancorp. On September 30, 2016, the Company contributed $69.9 million to Lakeland Bank’s capital, increasing the Bank’s capital ratios.

The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk- Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
The Company	8.26%	8.70%	8.94%	9.54%	9.69%	10.53%	12.41%	11.61%
Lakeland Bank	9.46%	8.08%	11.12%	9.78%	11.12%	9.78%	11.98%	10.87%
Required capital ratios including conservation buffer	4.00%	4.00%	5.125%	4.50%	6.625%	6.00%	8.625%	8.00%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

Non-GAAP Financial Measures

Reported amounts are presented in accordance with U.S. GAAP. The Company’s management uses certain supplemental non-GAAP information in its analysis of the Company’s financial results. Specifically, the Company provides measurements and ratios based on tangible equity and tangible assets. These measures are utilized by regulators and market analysts to evaluate a company’s financial condition and therefore, such information is useful to investors.

The Company also provides measures based on what it believes are its operating earnings on a consistent basis, and excludes material non-routine operating items which affect the GAAP reporting of results of operations. The Company’s management believes that providing this information to analysts and investors allows them to better understand and evaluate the Company’s core financial results for the periods in question.

These disclosures should not be viewed as a substitute for financial results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies.

(dollars in thousands, except per share amounts)	September 30, 2016	December 31, 2015
Calculation of Tangible Book Value per Common Share
Total common stockholders’ equity at end of period - GAAP	$498,722	$400,516
Less:
Goodwill	136,392	109,974
Other identifiable intangible assets, net	3,545	1,545

Total tangible common stockholders’ equity at end of period - Non-GAAP	$358,785	$288,997

Shares outstanding at end of period	44,443	37,906

Book value per share - GAAP	$11.22	$10.57

Tangible book value per share - Non-GAAP	$8.07	$7.62

Calculation of Tangible Common Equity to Tangible Assets
Total tangible common stockholders’ equity at end of period - Non-GAAP	$358,785	$288,997

Total assets at end of period	$4,904,291	$3,869,550
Less:
Goodwill	136,392	109,974
Other identifiable intangible assets, net	3,545	1,545

Total tangible assets at end of period - Non-GAAP	$4,764,354	$3,758,031

Common equity to assets - GAAP	10.17%	10.35%

Tangible common equity to tangible assets - Non-GAAP	7.53%	7.69%

	For the three months ended,		For the nine months ended,
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2016	2015	2016	2015
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$11,327	$7,825	$29,565	$24,017

Total average common stockholders’ equity	$495,343	$394,948	$462,445	$389,604
Less:
Average goodwill	136,392	109,974	128,774	109,974
Average other identifiable intangible assets, net	3,685	1,706	3,146	1,810

Total average tangible common stockholders’ equity - Non-GAAP	$355,266	$283,268	$330,525	$277,820

Return on average common stockholders’ equity - GAAP	9.10%	7.86%	8.54%	8.24%

Return on average tangible common stockholders’ equity - Non-GAAP	12.68%	10.96%	11.95%	11.56%

	For the Quarter Ended		For the Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Reconciliation of Earnings per Share
Net income - GAAP	$11,327	$7,825	$29,565	$24,017

Non-Routine transactions
Debt prepayment charges ($2,407 before tax)	—	1,424	—	1,424
Gain on debt extinguishment ($1,830 before tax)	—	(1,082)	—	(1,082)
Associated gain on sale of investment
securities ($173 before tax)	—	(102)	—	(102)
Tax deductible merger related expenses	893	94	1,915	94
Non-tax deductible merger related expenses	187	169	866	169

Net effect of non-routine transactions	1,080	503	2,781	503

Adjusted net income	12,407	8,328	32,346	24,520
Less: Earnings allocated to participating securities	(114)	(68)	(275)	(189)

Total adjusted net income - Non-GAAP	$12,293	$8,260	$32,071	$24,331

Weighted average shares - Basic	44,439	37,856	42,211	37,837
Weighted average shares - Diluted	44,659	38,015	42,390	37,976

Basic earnings per share - Non-GAAP	$0.28	$0.22	$0.76	$0.64

Diluted earnings per share - Non-GAAP	$0.28	$0.22	$0.76	$0.64

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $148.5 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in interest rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability Policy Limit	-5.0%	-5.0%

September 30, 2016	-0.3%	-1.5%
December 31, 2015	-1.4%	-1.6%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

Change in interest income	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-15.0%	-10.0%	-5.0%	-5.0%

September 30, 2016	4.4%	3.2%	2.0%	-4.1%
December 31, 2015	1.7%	1.3%	0.8%	-4.5%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2016 (the base case) was $635.6 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

Net portfolio value	Changes in interest rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability Policy Limit	-25.0%	-20.0%	-10.0%	-10.0%

September 30, 2016	-4.7%	-2.4%	-0.6%	-2.9%
December 31, 2015	-10.2%	-6.5%	-2.9%	0.3%

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

Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in the Company’s internal control over financial reporting previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”), the Company’s disclosure controls and procedures were not effective as of September 30, 2016.

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

(b) Changes in internal controls over financial reporting. As discussed above, management has continued to remediate the underlying causes of the material weakness disclosed in the 2015 Form 10-K. Other than the plan for remediation described above, there has been no change in the Company’s internal control over financial reporting in the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 8, 2016