Form 10-K
period 2016-12-31
LAKELAND BANCORP INC
filed 2017-03-15
CIK 846901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016.

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $436,000,000, based on the closing sale price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2017, was 47,328,608.

DOCUMENTS INCORPORATED BY REFERENCE:

Lakeland Bancorp, Inc’s. Proxy Statement for its 2017 Annual Meeting of Shareholders (Part III).

LAKELAND BANCORP, INC.

Form 10-K Index

-i-

PART I

ITEM 1 - Business.

GENERAL

Lakeland Bancorp, Inc. (the “Company” or “Lakeland Bancorp”) is a bank holding company headquartered in Oak Ridge, New Jersey. The Company was organized in March of 1989 and commenced operations on May 19, 1989, upon the consummation of the acquisition of all of the outstanding stock of Lakeland Bank, formerly named Lakeland State Bank (“Lakeland” or the “Bank” or “Lakeland Bank”). Through Lakeland, the Company operates 52 New Jersey branch offices in Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex and Union counties; six New Jersey regional commercial lending centers in Bernardsville, Jackson, Montville, Newton, Teaneck and Waldwick; and two commercial loan production offices serving Middlesex and Monmouth counties in New Jersey and the Hudson Valley region of New York. Lakeland offers an extensive suite of financial products and services for businesses and consumers.

The Company has shown substantial growth through a combination of organic growth and acquisitions. Since 1998, the Company has acquired seven community banks with an aggregate asset total of approximately $1.8 billion, including the acquisition of Pascack Community Bank and its parent, Pascack Bancorp, Inc. (collectively referred to as “Pascack”), which closed on January 7, 2016, and the acquisition of Harmony Bank (“Harmony”), which closed on July 1, 2016. All of the acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company.

At December 31, 2016, Lakeland Bancorp had total consolidated assets of $5.1 billion, total consolidated deposits of $4.1 billion, total consolidated loans, net of the allowance for loan and lease losses, of $3.8 billion and total consolidated stockholders’ equity of $550.0 million.

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

Commercial Bank Services

Through Lakeland, the Company offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in northern and central New Jersey, the Hudson Valley region in New York, and surrounding areas. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, inventory and accounts receivable financing, real estate construction loans, mortgage loans, small business administration (“SBA”) loans, and merchant credit card services. In addition to commercial real estate loans, Lakeland makes commercial and industrial loans. These types of loans can diversify the Company’s exposure in a depressed real estate market. Lakeland’s equipment financing division provides a solution to small and medium sized companies who prefer to lease equipment over other financial alternatives. Lakeland’s asset based loan department provides commercial borrowers with another lending alternative.

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

As a result of the merger with Somerset Hills Bancorp in 2013, Lakeland expanded its mortgage division by acquiring a mortgage company subsidiary and a 50% interest in a title company. In 2015, Lakeland transitioned the personnel from the mortgage subsidiary to Lakeland, and Lakeland now originates all mortgages.

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

Employees

At December 31, 2016, the Company had 592 full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “SOA”) added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting, to increase corporate responsibility and to protect investors.

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

The Securities and Exchange Commission (the “SEC”) has enacted various rules to implement various provisions of the SOA with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. Each of the national stock exchanges, including the NASDAQ Stock Market where Lakeland Bancorp’s common stock is listed, have corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating and corporate governance, compensation and audit committees.

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

In July 2013, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted final rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Basel Rules”). The Basel Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Lakeland Bancorp and Lakeland Bank, compared to prior U.S. risk-based capital rules. The Basel Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

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

For bank holding companies and banks like Lakeland Bancorp and Lakeland Bank, January 1, 2015 was the start date for compliance with the revised minimum regulatory capital ratios and for determining risk-weighted assets under what the Basel Rules call a “standardized approach.” As of January 1, 2015, Lakeland Bancorp and Lakeland Bank were required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

•	Common Equity Tier 1 Capital Ratio of 4.5% (this is referred to as the “CET1”);

•	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and

•	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

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

As of December 31, 2016, Lakeland Bancorp and Lakeland Bank met all capital requirements under the Basel Rules as then in effect, and the Company believes that as of such date, it would meet all capital requirements under the Basel Rules on a fully phased-in basis, if the full phase-in of such requirements were currently in effect.

Volcker Rule

In December 2013, the Federal Reserve Board, the FDIC and several other governmental regulatory agencies issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Federal Reserve extended the Volcker Rule’s conformance period until July 21, 2017. The Volcker Rule prohibits an insured depository institution and its affiliates from (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The Company does not own any interests in any hedge funds or private equity funds that are designated “Covered Funds” under the Volcker Rule.

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

Since the new base is larger than the current base, the FDIC’s rule lowered the total base assessment rates to between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The Company paid $2.2 million in total FDIC assessments in 2016 and $2.1 million in 2015.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. In March 2016, the FDIC adopted a rule that imposes a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more. The surcharge will equal an annual rate of 4.5 basis points applied to the institution’s assessment base, with certain adjustments.

In addition to deposit insurance assessments, the FDIC is required to continue to collect from institutions payments for the servicing of obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Lakeland paid a FICO premium of approximately $231,000 in 2016 and expects to pay a similar amount in 2017.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section herein entitled “Business-Supervision and Regulation,” the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Some of the provisions in the Dodd-Frank Act were subject to regulatory rule-making and implementation, the full effects of which are not yet known. Although we cannot predict the full and specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to impose additional administrative and regulatory burdens that will obligate us to continue to incur additional expenses and will continue to adversely affect our margins and profitability. For example, the elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses. Provisions in the legislation mandating modification of the capital requirements applicable to the Company and the Bank, and the resulting adoption by federal regulators of the new capital requirements described under “Business-Supervision and Regulation-Capital Requirements,” could require the Company and the Bank to seek additional sources of capital in the future. More stringent consumer protection regulations could materially and adversely affect our profitability.

President Donald Trump has stated that he intends to relax financial regulations, including various provisions of the Dodd-Frank Act and the rules implementing those provisions. The nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable at this time.

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

As further described above under “Business-Supervision and Regulation-Capital Requirements,” we were required to meet new capital requirements beginning on January 1, 2015. In addition, beginning in 2016, banks and bank holding companies were required to maintain a capital conservation buffer on top of minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and increases by 0.625% on each subsequent January 1 until it reaches 2.5% when fully phased in on January 1, 2019. Banking institutions which do not maintain capital in excess of the capital conservation buffer face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to Lakeland Bancorp may be prohibited or limited.

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

As of December 31, 2016, the Company had approximately $606.7 million and $147.6 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Lakeland to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

The Bank’s total reported CLD loans represented 40% of total risk-based capital at December 31, 2016. The Bank’s total reported CRE loans to total capital was 372% at December 31, 2016 while the Bank’s CRE portfolio has increased by 74% over the preceding 36 months.

The Bank’s CRE portfolio is segmented and spread among various property types including retail, office, multi-family, mixed use, small business administration (“SBA”), industrial, hospitality, healthcare, special use and residential and commercial construction. Management regularly reviews and evaluates its CRE portfolio, including concentrations within the various property types based on current market conditions and risk appetite as well as by utilizing stress testing on material exposures and believes its underwriting practices are sound.

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

In addition, the “ability to repay” and “Qualified Mortgage” rules promulgated as required by the Dodd-Frank Act, may expose the Company to greater losses, reduced volume and litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the rules were satisfied when originating the loans.

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

We face intense competition from other financial services and financial services technology companies, and competitive pressures could adversely affect our business or financial performance.

The Company faces intense competition in all of its markets and geographic regions. The Company expects competitive pressures to intensify in the future, especially in light of legislative and regulatory initiatives arising out of the recent global economic crisis, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. Competition with financial services technology companies, or technology companies partnering with financial services companies, may be particularly intense, due to, among other things, differing regulatory environments. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that the Company might otherwise elect to defer, such as substantial investments in technology or infrastructure. Whatever the reason, actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong customer base, or prudently managing expenses.

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

ITEM 1B - Unresolved Staff Comments.

Not Applicable.

ITEM 2 – Properties.

At December 31, 2016, Lakeland Bank conducted business through 52 branch offices located in Bergen, Essex, Morris, Ocean, Passaic, Somerset, Sussex and Union counties in New Jersey. Lakeland Bank also operates six New Jersey regional commercial lending centers in Bernardsville, Jackson, Montville, Newton, Teaneck and Waldwick; and two commercial loan production offices serving Middlesex and Monmouth counties in New Jersey and the Hudson Valley region of New York. The Company’s principal office is located at 250 Oak Ridge Road, Oak Ridge, New Jersey 07438.

The aggregate net book value of premises and equipment was $52.2 million at December 31, 2016. As of December 31, 2016, 31 of the Company’s facilities were owned and 33 were leased for various terms.

ITEM 3 - Legal Proceedings.

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

ITEM 3A - Executive Officers of the Registrant.

The following table sets forth the name and age of each current executive officer of the Company. Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience
Thomas J. Shara Age 59	2008	President and CEO, Lakeland Bancorp, Inc. and Lakeland Bank (April 2, 2008 – Present); President and Chief Credit Officer (May 2007 - April 1, 2008) and Executive Vice President and Senior Commercial Banking Officer (February 2006 - May 2007), TD Banknorth, N.A.’s Mid-Atlantic Division.

Joseph F. Hurley Age 66	1999	Executive Vice President and Chief Financial Officer of the Company (November 1999 – Present).

Robert A. Vandenbergh Age 65	1999	Regional President – Lakeland Bank (May 31, 2013 – Present) and Senior Executive Vice President of the Company (October 2008 – Present); Chief Operating Officer of the Company (October 2008 – December 2016); Senior Executive Vice President and Chief Operating Officer of Lakeland Bank (October 2008 – January 29, 2013); President of Lakeland Bank (January 29, 2013 – May 31, 2013); Senior Executive Vice President and Chief Lending Officer of the Company (December 2006 – October 2008).

Name and Age	Officer of the Company Since	Position with the Company, its Subsidiary Banks, and Business Experience

Ronald E. Schwarz Age 62	2009	Senior Executive Vice President and Chief Revenue Officer of the Company (January 2016 – Present) and Chief Operating Officer of the Company (January 2017 – Present); Executive Vice President and Chief Retail Officer of the Company (June 2009 – December 2015); Executive Vice President and Market Executive of Sovereign Bank (June 2006 - June 2009).

David S. Yanagisawa Age 65	2008	Executive Vice President and Chief Lending Officer of the Company (November 2008 – Present); Senior Vice President, TD Banknorth, N.A. (February 2006 - November 2008).

Timothy J. Matteson, Esq. Age 47	2008	Executive Vice President, General Counsel and Corporate Secretary of the Company (March 2012 – Present); Chief Administrative Officer of the Company (January 2017 – Present); Senior Vice President and General Counsel of the Company (September 2008 – March 2012); Assistant General Counsel, Israel Discount Bank (November 2007 – September 2008); Senior Attorney and Senior Vice President, TD Banknorth, N.A. (February 2006 – May 2007); General Counsel and Senior Vice President, Hudson United Bancorp and Hudson United Bank (January 2005 – February 2006).

James M. Nigro Age 49	March 2016	Executive Vice President, Chief Risk Officer of the Company (March 2016 – Present); Senior Vice President, Credit Risk Manager of The Provident Bank (December 2013 – March 2016); Senior Vice-President, Commercial Lending of Lakeland Bank (May 2013 – December 2013); Executive Vice President, Chief Lending Officer of Somerset Hills Bank (July 2001 – May 2013).

Thomas Splaine Age 51	May 2016	First Senior Vice President and Chief Accounting Officer of the Company and Lakeland Bank (May 31, 2016 – Present); Senior Vice President, Financial Planning and Analysis and Investor Relations of Investors Bancorp, Inc. (January 2015 – December 2015); Senior Vice President and Chief Financial Officer of Investors Bancorp, Inc. (2008 – 2015).

ITEM 4 - Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5 —	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of the common stock of Lakeland Bancorp, Inc. have been traded under the symbol “LBAI” on the NASDAQ Global Select Market (or the NASDAQ National Market) since February 22, 2000 and in the over the counter market prior to that date. As of December 31, 2016, there were 3,144 shareholders of record of the common stock. The following table sets forth the range of the high and low daily closing prices of the common stock as provided by NASDAQ and dividends declared for the periods presented.

	High	Low	Dividends Declared
Year ended December 31, 2016
First Quarter	$11.62	$9.81	$0.085
Second Quarter	11.76	10.26	0.095
Third Quarter	14.04	11.14	0.095
Fourth Quarter	19.75	13.20	0.095

	High	Low	Dividends Declared
Year ended December 31, 2015
First Quarter	$11.66	$10.66	$0.075
Second Quarter	12.23	11.25	0.085
Third Quarter	12.37	10.53	0.085
Fourth Quarter	12.25	10.74	0.085

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

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired and the bank will have a surplus of not less than 50% of its capital stock, or, if not, the payment of such dividend will not reduce the surplus of the bank. Under this limitation, approximately $480.9 million was available for the payment of dividends from Lakeland Bank to the Company as of December 31, 2016.

Capital guidelines and other regulatory requirements may further limit the Company’s and Lakeland’s ability to pay dividends. See “Item 1 – Business – Supervision and Regulation – Dividend Restrictions” and “–Capital Requirements.”

The following chart compares the Company’s cumulative total shareholder return (on a dividend reinvested basis) over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the Zacks Regional Northeast Banks Index, which consists of 95 Regional Northeast Banks.

Company/Market/Peer Group	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Lakeland Bancorp, Inc.	100.00	127.25	158.97	162.62	168.96	288.92
NASDAQ Market Index	100.00	117.45	164.57	188.84	201.98	219.89
Regional Northeast Banks	100.00	116.84	148.31	160.15	167.74	232.27

Item 6 - Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements included in Items 7 and 8 of this report. The selective financial data set forth below has been derived from the Company’s audited consolidated financial statements.

	At or for the Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Income Statement
Interest income	$163,296	$127,514	$122,503	$114,199	$110,959
Interest expense	17,647	10,874	8,937	9,657	15,446

Net interest income	145,649	116,640	113,566	104,542	95,513
Provision for loan and lease losses	4,223	1,942	5,865	9,343	14,907
Noninterest income excluding gains on investment securities and gain on debt extinguishment	20,960	19,090	17,720	18,925	17,856
Gains on sales of investment securities	370	241	2	839	1,049
Gain on early debt extinguishment	—	1,830	—	1,197	—
Merger related expenses	4,103	1,152	—	2,834	—
Long-term debt prepayment fee	—	2,407	—	1,209	782
Noninterest expenses	95,814	83,652	79,135	74,698	66,891

Income before income taxes	62,839	48,648	46,288	37,419	31,838
Income tax provision	21,321	16,167	15,159	12,450	10,096

Net income	41,518	32,481	31,129	24,969	21,742
Dividends on preferred stock and accretion	—	—	—	—	620

Net income available to common shareholders	$41,518	$32,481	$31,129	$24,969	$21,122

Per-Share Data (1)
Weighted average shares outstanding:
Basic	42,912	37,844	37,749	34,742	29,000
Diluted	43,114	37,993	37,869	34,902	29,077
Earnings per share:
Basic	$0.96	$0.85	$0.82	$0.71	$0.72
Diluted	$0.95	$0.85	$0.82	$0.71	$0.72
Cash dividend per common share	$0.37	$0.33	$0.29	$0.27	$0.24
Book value per common share	$11.65	$10.57	$10.01	$9.28	$9.00
Tangible book value per common share (2)	$8.70	$7.62	$7.06	$6.31	$6.21

Balance Sheet
Investment securities available for sale and other (5)	$621,803	$456,436	$467,295	$439,044	$399,092
Investment securities held to maturity	147,614	116,740	107,976	101,744	96,925
Loans and leases, net of deferred costs	3,870,598	2,965,200	2,653,826	2,469,016	2,146,843
Goodwill and other identifiable intangible assets	139,091	111,519	111,934	112,398	87,111
Total assets	5,093,131	3,869,550	3,538,325	3,317,791	2,918,703
Total deposits	4,092,835	2,995,572	2,790,819	2,709,205	2,370,997
Total core deposits (3)	3,547,927	2,652,251	2,510,857	2,413,119	2,067,205
Term borrowings	365,650	303,143	243,736	160,238	136,548
Total stockholders’ equity	550,044	400,516	379,438	351,424	280,867

Performance Ratios
Return on average assets	0.90%	0.89%	0.92%	0.80%	0.77%
Return on average tangible common equity (2)	12.19%	11.58%	12.21%	11.42%	12.85%
Return on average equity	8.75%	8.28%	8.48%	7.78%	8.42%
Efficiency ratio (2)(4)	56.41%	60.18%	59.35%	59.74%	58.33%
Net interest margin (tax equivalent basis)	3.41%	3.47%	3.64%	3.69%	3.70%
Loans to deposits	94.57%	98.99%	95.09%	91.13%	90.55%

Capital Ratios
Common equity to asset ratio	10.80%	10.35%	10.72%	10.59%	9.62%
Tangible common equity to tangible assets (2)	8.30%	7.69%	7.81%	7.46%	6.84%
Tier 1 leverage ratio (6)	9.07%	8.70%	9.08%	8.90%	8.62%
Tier 1 risk-based capital ratio (6)	10.85%	10.53%	11.76%	11.73%	11.52%
Total risk-based capital ratio (6)	13.48%	11.61%	12.98%	12.98%	12.77%
CET1 ratio (6)	10.11%	9.54%	NA	NA	NA

(1)	Restated for 5% stock dividends in 2014 and 2012.
(2)	A non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of such measures to data calculated in accordance with generally accepted accounting principles.

(3)	Core deposits represent all deposits with the exception of time deposits.
(4)	Ratio represents noninterest expense, excluding other real estate expense, other repossessed asset expense, long-term debt prepayment fee, merger related expenses, provision for unfunded lending commitments and core deposit amortization, as a percentage of total revenue (calculated on a tax equivalent basis), excluding gains (losses) on securities and gain on debt extinguishment. Total revenue represents net interest income (calculated on a tax equivalent basis) plus noninterest income.
(5)	Includes investment in Federal Home Loan Bank and other membership stock, at cost.
(6)	Beginning March 31, 2015, these ratios were calculated according to the Basel III capital rules that took effect on January 1, 2015.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Strategy

The Company, through its wholly owned subsidiary, Lakeland Bank, currently operates 52 banking offices located in Northern and Central New Jersey. Lakeland offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located in its market areas. Lakeland also offers a broad range of consumer banking services, including lending, depository, safe deposit services and other non-traditional banking services.

Lakeland’s growth has come from a combination of organic growth and acquisitions. In addition to organic growth, through December 31, 2016, the Company has acquired seven community banks with an aggregate asset total of approximately $1.8 billion at the date of acquisition, including the acquisition of Somerset Hills Bancorp, Pascack Bancorp, Inc. and Harmony Bank. On January 7, 2016, the Company completed its acquisition of Pascack, with eight branches and an asset total of approximately $405.3 million. Three of the eight Pascack branches have been merged with Lakeland branches. On July 1, 2016, the Company completed its acquisition of Harmony, with three branches and an asset total of approximately $326.4 million. All acquired banks have been merged into Lakeland and their holding companies, if applicable, have been merged into the Company. In 2015, the Company opened two new Loan Production Offices (“LPOs”) that allowed Lakeland to expand geographically in New Jersey and to enter New York state for the first time. In March 2017, the company intends to open its first full service branch in New York state. The Company’s strategy is to continue growth both organically and through acquisition should opportunities allow. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets.

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

The Company generates noninterest income such as income from retail and business account fees, loan servicing fees, loan origination fees, appreciation in the cash surrender value of bank owned life insurance, income from loan or securities sales, fees from wealth management services and investment product sales, income from the origination and sale of residential mortgages and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, the amortization of intangible assets, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, changes in asset values, actions of regulatory agencies and government policies.

The Company continues to control its expenses by continually reviewing its ongoing noninterest expense, including evaluating its salary expense, its ongoing service contract expense, marketing expenses and other expenses. The Company also controls its expenses by evaluating its infrastructure, which includes the consolidating and closing of branches in markets where it may have more branches than necessary. The Company closed one branch in 2014, three branches in 2015 and seven branches in 2016, including three of the eight acquired Pascack branches.

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

Allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans and leases, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also analyzes historical losses by loan and lease category, and considers the resulting loss rates when determining the reserves on current loan and lease amounts. Additionally, management assesses the loss emergence period for each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of our past loss experience by loan segment. Loss estimates for specified problem loans and leases are also detailed. All of the factors considered in the analysis of the adequacy of the allowance for loan and lease losses may be subject to change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

The determination of the adequacy of the allowance for loan and lease losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management and the Board of Directors. The evaluation process is undertaken on a quarterly basis.

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of specific reserve amounts for impaired loans and leases that have been designated as requiring attention by Lakeland.

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

A loan that management designates as impaired is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan. Charge-offs are recommended by the Chief Credit Officer and approved by the Board.

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

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer which may include projections of cash flows, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

Deferred income taxes. The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, core deposit intangible, deferred loan costs and deferred compensation.

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2016 will be realized.

The Company evaluates tax positions that may be uncertain using a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 10 to the Notes to the audited Consolidated Financial Statements contained herein.

Goodwill and other identifiable intangible assets. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified a single reporting unit, community banking.

U.S. GAAP permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. The Company completed its annual qualitative assessment as of November 30, 2016 and concluded that there was less than a 50% probability that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.

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

Financial Overview

The year ended December 31, 2016 represented a year of continued growth for the Company. As discussed in this management’s discussion and analysis:

•

Net income was $41.5 million, or $0.95 per diluted share, for the year ended December 31, 2016 compared to net income of $32.5 million, or $0.85 per diluted share, for the same period in 2015, a 28% and 12% increase, respectively. Excluding merger related expenses and other items, net income for 2016 was $44.3 million, or $1.02 per diluted share, compared to $33.8 million, or $0.88 per diluted share, for 2015, a 31% and 16% increase, respectively.

•	Total loans and leases increased by $905.9 million, or 31%, in 2016 with organic growth of $325.6 million, or 11%.

•	Total deposits increased $1.10 billion, or 37%, in 2016 with organic growth of $514.7 million, or 17%, which included $125.4 million in noninterest-bearing deposits.

•	The Company’s net interest margin at 3.41% for 2016 was 6 basis points lower than 2015.

•

The efficiency ratio was 56.41% for 2016, as compared to 60.18% for 2015. The improvement in this ratio, in part, reflects the realization of cost savings from our acquisitions and the closure of seven branches in 2016.

•

On December 14, 2016, the Company announced that it had successfully completed an at-the-market common stock issuance. A total of 2,739,650 shares of the Company’s common stock were sold at a weighted average price of $18.25, representing gross proceeds to the Company of approximately $50.0 million.

•

On September 30, 2016, the Company closed the offering of $75.0 million of its Fixed-to-Floating Rate Subordinated Notes due September 30, 2026 (the “Notes”). The Notes bear interest at a rate of 5.125% per annum until September 2021 and the interest rate will then reset quarterly to the then current three-month LIBOR plus 397 basis points.

•

On July 1, 2016, the Company completed its acquisition of Harmony, which operated three branches in Ocean County, New Jersey, and had $326.4 million in total assets, $260.8 million in total loans and $278.1 million in total deposits.

•	On January 7, 2016, the Company completed its acquisition of Pascack. This acquisition added $405.3 million in total assets, $319.6 million in total loans and $304.5 million in total deposits.

Net Income

Net income for 2016 was $41.5 million, or $0.95 per diluted share, compared to net income of $32.5 million, or $0.85 per diluted share, in 2015. Excluding merger related expenses and other items, net income for 2016 was $44.3 million, or $1.02 per diluted share, compared to $33.8 million, or $0.88 per diluted share, for 2015, a 31% and 16% increase, respectively. Net interest income at $145.6 million for 2016 increased $29.0 million compared to 2015 due to a $35.8 million increase in interest income partially offset by a $6.8 million increase in interest expense. The increase in net interest income reflects an increase in interest-earning assets resulting primarily from the Pascack and Harmony acquisitions as well as organic growth.

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

Net interest income on a tax equivalent basis for 2016 was $146.6 million, compared to $117.5 million in 2015, resulting primarily from growth in average earning assets of $905.3 million. The net interest margin decreased from 3.47% in 2015 to 3.41% in 2016 primarily as a result of an 11 basis point increase in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing deposits is primarily attributable to an increasingly competitive market for deposits as well as higher costing core deposits acquired in the Pascack and Harmony acquisitions. The increase in the cost of funds was partially mitigated by an increase in the yield on interest-earning assets of 3 basis points and an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $157.0 million. The components of net interest income will be discussed in greater detail below.

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

	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to Change in:		Total Change	Increase (Decrease) Due to Change in:		Total Change
	Volume	Rate		Volume	Rate
	(in thousands)

INTEREST INCOME
Loans and leases	$33,166	$1,316	$34,482	$8,309	$(3,601)	$4,708
Taxable investment securities and other	141	459	600	847	(324)	523
Tax-exempt investment securities	554	(256)	298	(159)	(167)	(326)
Federal funds sold	309	198	507	(1)	(8)	(9)

Total interest income	34,170	1,717	35,887	8,996	(4,100)	4,896

INTEREST EXPENSE
Savings deposits	50	51	101	8	2	10
Interest-bearing transaction accounts	1,019	1,487	2,506	135	151	286
Time deposits	1,513	637	2,150	109	286	395
Borrowings	1,089	927	2,016	1,352	(106)	1,246

Total interest expense	3,671	3,102	6,773	1,604	333	1,937

NET INTEREST INCOME	$30,499	$(1,385)	$29,114	$7,392	$(4,433)	$2,959

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

	2016			2015			2014
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$3,562,882	$149,777	4.20%	$2,773,601	$115,295	4.16%	$2,568,056	$110,587	4.31%
Taxable investment securities and other	518,905	11,163	2.15%	512,145	10,563	2.06%	470,144	10,040	2.14%
Tax-exempt securities	90,431	2,749	3.04%	69,307	2,451	3.54%	73,662	2,777	3.77%
Federal funds sold (2)	123,166	569	0.46%	35,059	62	0.18%	35,404	71	0.20%

Total interest-earning assets	4,295,384	164,258	3.82%	3,390,112	128,371	3.79%	3,147,266	123,475	3.92%

Noninterest-earning assets:
Allowance for loan and lease losses	(31,190)			(31,062)			(30,146)
Other assets	355,622			289,786			283,341

TOTAL ASSETS	$4,619,816			$3,648,836			$3,400,461

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing liabilities:
Savings accounts	$485,004	$313	0.06%	$399,431	$212	0.05%	$384,715	$202	0.05%
Interest-bearing transaction accounts	1,880,391	6,158	0.33%	1,511,954	3,652	0.24%	1,454,967	3,366	0.23%
Time deposits	506,487	4,041	0.80%	303,682	1,891	0.62%	283,905	1,496	0.53%
Borrowings	393,149	7,135	1.81%	328,936	5,119	1.56%	241,820	3,873	1.60%

Total interest-bearing liabilities	3,265,031	17,647	0.54%	2,544,003	10,874	0.43%	2,365,407	8,937	0.38%
Noninterest-bearing liabilities:
Demand deposits	852,629			695,630			652,685
Other liabilities	27,616			16,982			15,159
Stockholders’ equity	474,540			392,221			367,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,619,816			$3,648,836			$3,400,461

Net interest income/spread		146,611	3.28%		117,497	3.36%		114,538	3.54%

Tax equivalent basis adjustment		962			857			972

NET INTEREST INCOME		$145,649			$116,640			$113,566

Net interest margin (3)			3.41%			3.47%			3.64%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, loans held for sale, and deferred loan fees.
(2)	Includes interest-bearing cash accounts.
(3)	Net interest income on a tax equivalent basis divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $128.4 million in 2015 to $164.3 million in 2016, an increase of $35.9 million, or 28%. The increase in interest income was primarily a result of the Pascack and Harmony acquisitions as well as organic growth in loans, as the average balance of loans and leases increased $789.3 million compared to 2015. The yield on average loans and leases of 4.20% in 2016 was 4 basis points greater than 2015. The yield on average taxable investment securities increased 9 basis points, while the yield on tax-exempt investment securities decreased by 50 basis points, compared to 2015. Interest on taxable investment securities in 2016 included $358,000 in income on called U.S. government agency securities. The decrease in yield on tax-exempt investment securities was primarily due to securities maturing at higher rates and new purchases of short-term securities at lower rates.

Interest income on a tax equivalent basis increased from $123.5 million in 2014 to $128.4 million in 2015, an increase of $4.9 million, or 4%. The increase in interest income was primarily due to a $205.5 million increase in average loans and leases partially offset by a decrease in the yield on interest-earning assets. The yield on average loans and leases at 4.16% in 2015 was 15 basis points lower than 2014, resulting primarily from strong growth in loans and leases originated or refinanced at lower rates. The yield on average taxable and tax exempt investment securities decreased by 8 and 23 basis points, respectively, compared to 2014. The decrease in yield on tax exempt investment securities was primarily due to maturing securities at higher rates and new purchases at lower rates.

Total interest expense increased from $10.9 million in 2015 to $17.6 million in 2016, an increase of $6.8 million, or 62%. The cost of average interest-bearing liabilities increased from 0.43% in 2015 to 0.54% in 2016. The yield on interest-bearing transaction accounts and time deposits increased by 9 basis points and 18 basis points, respectively. The increase in the yield on interest-bearing liabilities was due primarily to higher costing deposits acquired in the Pascack and Harmony acquisitions, an increase in the cost of borrowings, and an increasingly competitive market for deposits. As growth in loans exceeded growth in core deposits from 2015 to 2016, the Company utilized higher cost time deposits and term borrowings from the Federal Home Loan Bank of New York to fund loan growth. A change in the mix of deposits also contributed to the increase in the cost of funds. The percentage of time deposits to total interest-bearing liabilities increased from 12% in 2015 to 16% in 2016, while savings and interest-bearing transaction accounts decreased as a percentage of interest-bearing liabilities. Time deposits typically pay higher rates than savings and interest-bearing transaction accounts. Additionally, the $75.0 million subordinated debt offering in September 2016 added $1.0 million to the cost of borrowings in 2016.

Total interest expense increased from $8.9 million in 2014 to $10.9 million in 2015, an increase of $1.9 million, or 22%. The cost of average interest-bearing liabilities increased from 0.38% in 2014 to 0.43% in 2015. The increase in the cost of funds was primarily due to increases in average time deposits and borrowings. Borrowings as a percent of interest-bearing liabilities increased from 10% in 2014, to 13% in 2015, as average borrowings increased $87.1 million in that time period to help fund loan growth. Borrowings at a rate of 1.56% have a higher cost than interest-bearing deposits which had an average cost of 0.26% in 2015. Additionally, higher cost average time deposits totaling $303.7 million increased $19.8 million compared to 2014. Because loan growth exceeded growth in core deposits in 2015, the Company bid for higher cost time deposits and used term borrowings from the Federal Home Loan Bank of New York to fund loan growth.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and leases and net charge-offs and the results of independent third party loan reviews.

The provision for loan and lease losses increased from $1.9 million in 2015 to $4.2 million in 2016. The increased provision during 2016 was primarily a result of increased net charge-offs of $3.9 million (0.11% of average loans), which were 120% higher than the $1.8 million (0.06% of average loans) for 2015. The increase in net charge-offs from 2015 to 2016 resulted from a $1.9 million reduction in recoveries during that time period.

The provision for loan and lease losses decreased from $5.9 million in 2014 to $1.9 million in 2015. The lower provision during 2015 was primarily a result of reduced net charge-offs of $1.8 million (0.06% of average loans), which were 65% lower than the $5.0 million (0.19% of average loans) for 2014.

Noninterest Income

Noninterest income of $21.3 million in 2016 increased by $169,000 compared to 2015. Excluding a $1.8 million gain on debt extinguishment received in 2015, noninterest income increased $2.0 million from 2015 to 2016. Gains on sales of loans of $2.1 million and gain on investment securities of $370,000 in 2016 increased $442,000 and $129,000, respectively, compared to the same period last year. Income on bank owned life insurance at $2.6 million increased $545,000 compared to 2015. In 2016, an $864,000 death benefit was received on a bank owned life insurance policy, compared to a $435,000 death benefit received in 2015. Commissions and fees totaling $4.3 million decreased $219,000, due primarily to reduced financial services income. Other income totaling $1.8 million in 2016 was $969,000 higher than 2015, resulting primarily from an increase in swap income of $659,000 compared to 2015, as well as a $219,000 recovery from a Somerset Hills loan that was written off prior to the Lakeland Bank acquisition. Noninterest income represented 13% of total revenue in 2016. (Total revenue is defined as net interest income plus noninterest income).

Noninterest income at $21.2 million in 2015 increased by $3.4 million, or 19%, compared to 2014. Included in noninterest income during 2015 was a $1.8 million pre-tax gain on redemption and extinguishment of $10.0 million of Lakeland Bancorp Capital Trust IV debentures and $241,000 in gain on sales and calls of investment securities. Excluding these two items, noninterest income would have been $19.1 million, a $1.4 million increase compared to 2014. Gains on sales of loans at $1.7 million in 2015 was $1.1 million higher than 2014 due to increased origination and sale of residential mortgages. Income on bank owned life insurance at $2.0 million in 2015 was $564,000 greater than 2014 due primarily to death benefits received. Service charges on deposit accounts at $10.0 million decreased $499,000, or 5%, primarily due to a decline in overdraft fees. Other income totaling $800,000 in 2015 was $263,000 higher than 2014. Within other income, the Company recorded $396,000 in swap income compared to no swap income in 2014. The increase in swap income was partially offset by loss on disposal of assets relating to branch closures in 2015. Noninterest income represented 15% of total revenue in 2015.

Noninterest Expense

Noninterest expense totaling $99.9 million increased $12.7 million in 2016 from 2015. Included in noninterest expense during 2016 was $4.1 million in merger related expenses compared to $1.2 million in 2015. Noninterest expense in 2015 included a $2.4 million long-term debt prepayment fee. Excluding merger related expenses and the debt prepayment fee, total noninterest expense increased $12.2 million compared to 2015. Salary and employee benefits of $56.1 million increased by $7.5 million, or 15%, due primarily to the addition of the Pascack and Harmony employees as well as normal salary and benefit increases. Furniture and equipment expense, net occupancy expense and telecommunications expense increased $1.1 million, $979,000 and $183,000, respectively, compared to 2015 due to the addition of the Pascack and Harmony branches. Stationary, supplies and postage increased $198,000 compared to 2015 primarily due to mailing and supplies associated with the Pascack and Harmony acquisitions. FDIC insurance expense of $2.2 million in 2016 increased $162,000 compared to 2015, due to the addition of the Pascack and Harmony deposits. ATM and debit card expense of $1.6 million increased $184,000 compared to 2015 due primarily to the addition of Pascack and Harmony ATMs as well as an initiative during 2016 to replace debit cards with the increased security EMV chip cards. Data processing expense of $1.9 million increased $367,000 primarily due to increases in the cost of mobile banking, the addition of the Pascack and Harmony branches and because of the usage of Pascack and Harmony systems before the systems were integrated into Lakeland’s systems. Other expenses of $10.2 million in 2016 increased $1.2 million compared to 2015 due primarily to higher consulting, courier, director, insurance and investor relations expenses. The increase in courier expense is due to the outsourcing of the Company’s couriers which had previously impacted salary expense.

Noninterest expense totaling $87.2 million increased $8.1 million in 2015 compared to 2014. Included in noninterest expense during 2015 was $2.4 million in long term debt prepayment fees and $1.2 million in merger related expenses. Excluding these two items, total noninterest expense would have been $83.7 million, a $4.5 million increase compared to 2014. Salary and employee benefits at $48.6 million increased by $3.5 million, or 8%, primarily due to the two new LPOs, as well as year-over-year incremental salary increases, pension expenses, increasing benefit costs and benefit increases. Furniture and equipment increased $325,000 in 2015 compared to 2014 due primarily to an increase in service contract and software licensing costs. Stationary, supplies and postage increased $126,000 compared to 2014 primarily due to special mailings and expenses related to the opening of the new LPOs. Marketing expense at $1.6 million in 2015 decreased $439,000 compared to 2014 primarily due to website redesign and TV commercial creation expenses during 2014 that the Company did not have in 2015. Data processing expense at $1.5 million increased $279,000 compared to 2014 due primarily to increases related to the Company’s mobile offerings. In 2015, other real estate owned and other repossessed asset expense at $181,000 decreased $53,000 compared to 2014 as a result of fewer transfers of loans into other real estate. Other expenses at $8.9 million increased $669,000 in 2015 compared to 2014, due primarily to an increase in the provision for unfunded lending commitments offset by a decline in professional fees.

The efficiency ratio, a non-GAAP measure, expresses the relationship between noninterest expense (excluding other real estate and other repossessed asset expense, long-term debt repayment fees, merger related expenses, provision for unfunded lending commitments and core deposit amortization) to total tax-equivalent revenue (excluding gains (losses) on securities and gain on debt extinguishment). In 2016, the Company’s efficiency ratio on a tax equivalent basis was 56.41% compared to 60.18% in 2015. The efficiency ratio was 59.35% in 2014.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Calculation of Efficiency Ratio (a Non-GAAP Measure)
Total noninterest expense	$99,917	$87,211	$79,135	$78,741	$67,673
Less:
Amortization of core deposit intangibles	(734)	(415)	(464)	(288)	—
Other real estate owned and other repossessed asset expense	(116)	(181)	(234)	(24)	(99)
Merger related expenses	(4,103)	(1,152)	—	(2,834)	—
Long-term debt prepayment fee	—	(2,407)	—	(1,209)	(782)
Provision for unfunded lending commitments	(438)	(864)	65	(55)	(93)

Noninterest expense, as adjusted	$94,526	$82,192	$78,502	$74,331	$66,699

Net interest income	$145,649	$116,640	$113,566	$104,542	$95,513
Noninterest income	21,330	21,161	17,722	20,961	18,905

Total revenue	166,979	137,801	131,288	125,503	114,418
Plus: Tax-equivalent adjustment on municipal securities	962	857	972	965	981
Less: Gains on sales of investment securities and debt extinguishment	(370)	(2,071)	(2)	(2,036)	(1,049)

Total revenue, as adjusted	$167,571	$136,587	$132,258	$124,432	$114,350

Efficiency ratio (Non-GAAP)	56.41%	60.18%	59.35%	59.74%	58.33%

Income Taxes

The Company’s effective income tax rate was 33.9%, 33.2% and 32.7%, in the years ended December 31, 2016, 2015 and 2014, respectively. The effective tax rate increase from 2015 to 2016 was primarily as a result of a decrease in tax advantaged items as a percent of pre-tax income. Contributing to the increase in the effective tax rate was the impact of non-deductible merger related expenses, offset by the impact of interest income from tax-exempt securities and income on bank owned life insurance policies. The effective tax rate increase in 2015 from 2014 was primarily a result of a decrease in tax advantaged items as a percentage of pre-tax income, as well as non-tax deductible merger related expenses included in pre-tax income in 2015. Tax advantaged items include interest income on tax-exempt securities and income on bank owned life insurance.

Financial Condition

Total assets increased from $3.87 billion at December 31, 2015 to $5.09 billion at December 31, 2016, an increase of $1.22 billion, or 32%. Total loans were $3.87 billion, an increase of $905.9 million, or 31%, from $2.97 billion at December 31, 2015. Total deposits were $4.09 billion, an increase of $1.10 billion from December 31, 2015. Total assets at year-end 2015 increased $331.2 million, or 9%, from year-end 2014.

Loans and Leases

Lakeland primarily serves New Jersey, the Hudson Valley region in New York and the surrounding areas. Its equipment finance division serves a broader market with a primary focus on the Northeast.

Gross loans and leases of $3.87 billion increased by $905.9 million from December 31, 2015, including Pascack and Harmony loans, which totaled $319.6 million and $260.8 million, respectively, at acquisition. Excluding Pascack’s and Harmony’s loans, total loans have increased $325.6 million, or 11%, from December 31, 2015, primarily in the commercial loans secured by real estate category. Excluding the impact of the Pascack and Harmony loans of $506.6 million, commercial loans secured by real estate increased $288.5 million, or 16%, from December 31, 2015 to December 31, 2016. Leases also increased $10.4 million, or 18%, resulting from increased demand for equipment financing. Excluding the impact of the Pascack and Harmony loans of $25.3 million, commercial, industrial and other increased $17.9 million, or 6%. Real estate-residential mortgages declined $50.4 million, or 13%, excluding the impact of Pascack and Harmony residential mortgages of $10.3 million. The decline in residential mortgages results from a decision to sell most of the residential loans that the Company originates. Excluding the impact of Pascack and Harmony loans totaling $25.5 million, real estate construction loans increased $67.5 million, or 57%, while home equity and consumer loans decreased $8.3 million, or 2%. Gross loans and leases at $2.97 billion as of December 31, 2015 increased $312.3 million, or 12%, compared to December 31, 2014, primarily in the commercial loans secured by real estate category.

The following table sets forth the classification of Lakeland’s gross loans and leases by major category as of December 31 for each of the last five years:

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Commercial, secured by real estate	$2,556,601	$1,761,589	$1,529,761	$1,389,861	$1,125,137
Commercial, industrial and other	350,228	307,044	238,252	213,808	216,129
Leases	67,016	56,660	54,749	41,332	26,781
Real estate - residential mortgage	349,581	389,692	431,190	432,831	423,262
Real estate - construction	211,109	118,070	64,020	53,119	46,272
Home equity and consumer	339,360	334,891	337,642	339,338	309,626

Total loans and leases	3,873,895	2,967,946	2,655,614	2,470,289	2,147,207
Deferred fees	(3,297)	(2,746)	(1,788)	(1,273)	(364)

Loans and leases, net	$3,870,598	$2,965,200	$2,653,826	$2,469,016	$2,146,843

At December 31, 2016, there were no concentrations of loans or leases exceeding 10% of total loans and leases outstanding other than loans that are secured by real estate. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other related conditions.

The following table sets forth maturities and sensitivity to changes in interest rates in commercial loans in Lakeland’s loan portfolio at December 31, 2016:

	Within One Year	After One but Within Five Years	After Five Years	Total
	(in thousands)

Commercial, secured by real estate	$105,835	$493,305	$1,957,461	$2,556,601
Commercial, industrial and other	164,474	92,391	93,363	350,228
Real estate - construction	102,242	39,131	69,736	211,109

Total	$372,551	$624,827	$2,120,560	$3,117,938

Predetermined rates	$65,355	$420,588	$356,187	$842,130
Floating or adjustable rates	307,196	204,239	1,764,373	2,275,808

Total	$372,551	$624,827	$2,120,560	$3,117,938

Risk Elements

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time principal and interest have been in default for a period of 90 days or more, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and the loans are well-secured and in the process of collection. Consumer loans are generally placed on non-accrual status and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid and satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.

The following schedule sets forth certain information regarding Lakeland’s non-accrual (including troubled debt restructurings that are on non-accrual) and past due loans and leases and other real estate owned and other repossessed assets as of December 31, for each of the last five years:

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Commercial, secured by real estate	$10,413	$10,446	$7,424	$7,697	$10,511
Commercial, industrial and other	167	103	308	88	1,476
Leases, including leases held for sale	153	316	88	—	32
Real estate - residential mortgage	6,048	8,664	9,246	6,141	8,733
Real estate - construction	1,472	—	188	831	4,031
Home equity and consumer	2,151	3,167	3,415	2,175	3,197

Total non-accrual loans and leases	20,404	22,696	20,669	16,932	27,980
Other real estate and other repossessed assets	1,072	983	1,026	520	529

TOTAL NON-PERFORMING ASSETS	$21,476	$23,679	$21,695	$17,452	$28,509

Non-performing assets as a percentage of total assets	0.42%	0.61%	0.61%	0.53%	0.98%

Loans and leases past due 90 days or more and still accruing	$10	$331	$66	$1,997	$1,437

Troubled debt restructurings, still accruing	$8,802	$10,108	$10,579	$10,289	$7,336

Non-accrual loans and leases decreased to $20.4 million on December 31, 2016 from $22.7 million at December 31, 2015. The decrease in non-accrual loans was primarily in residential mortgages which decreased $2.6 million, or 30%. Additionally, home equity and consumer non-accrual loans decreased $1.0 million. Offsetting these declines was an increase in real estate construction non-accruals due to the addition of one loan in the fourth quarter of 2016.

Non-accruals include 5 loan relationships between $500,000 and $1.0 million totaling $3.5 million, and 4 loan relationships exceeding $1.0 million totaling $6.1 million. All non-accrual loans and leases are in various stages of litigation, foreclosure, or workout. Non-accrual loans included $2.4 million and $2.5 million in troubled debt restructurings for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, Lakeland had $8.8 million and $10.1 million, respectively, in loans that were restructured and still accruing. Restructured loans are those loans where Lakeland has granted concessions to the borrower in payment terms, in rate and/or in maturity as a result of the financial condition of the borrower.

For 2016, the gross interest income that would have been recorded, had the loans and leases classified at year-end as impaired been performing in conformance with their original terms, was approximately $1.7 million. The amount of interest income actually recorded on those loans and leases for 2016 was $648,000. The resultant loss of $1.0 million for 2016 compares with prior year losses of $792,000 for 2015 and $1.1 million for 2014.

As of December 31, 2016, Lakeland had impaired loans and leases totaling $25.3 million (consisting primarily of non-accrual and restructured loans and leases), compared to $26.0 million at December 31, 2015. The valuation allowance of these loans and leases is based primarily on the fair value of the underlying collateral. Based upon such evaluation, $529,000 has been allocated to the allowance for loan and lease losses for impairment at December 31, 2016 compared to $843,000 at December 31, 2015. At December 31, 2016,

Lakeland also had $28.7 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $46.6 million at December 31, 2015.

There were no additional loans or leases at December 31, 2016, other than those designated non-performing, impaired or substandard, where Lakeland was aware of any credit conditions of any borrowers that would indicate a strong possibility of the borrowers not complying with the present terms and conditions of repayment and which may result in such loans or leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for each of the five years ended December 31, 2016, the historical relationships among the amount of loans and leases outstanding, the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged off and the amount of loan and lease recoveries:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Allowance balance, beginning of the year	$30,874	$30,684	$29,821	$28,931	$28,416

Loans and leases charged off:
Commercial, secured by real estate	(410)	(1,821)	(2,282)	(2,026)	(7,287)
Commercial, industrial and other	(796)	(205)	(999)	(1,324)	(949)
Leases	(366)	(548)	(597)	(206)	(999)
Real estate - residential mortgage	(1,103)	(375)	(827)	(1,257)	(1,822)
Real estate - construction	—	(20)	(25)	(3,854)	(2,888)
Home equity and consumer	(1,980)	(1,511)	(2,697)	(1,624)	(2,074)

Total loans and leases charged off	(4,655)	(4,480)	(7,427)	(10,291)	(16,019)

Recoveries:
Commercial, secured by real estate	297	2,221	999	1,061	280
Commercial, industrial and other	202	183	1,039	260	428
Leases	31	26	19	121	504
Real estate - residential mortgage	8	63	42	99	66
Real estate - construction	18	106	106	14	43
Home equity and consumer	247	129	220	283	306

Total recoveries	803	2,728	2,425	1,838	1,627

Net charge-offs	(3,852)	(1,752)	(5,002)	(8,453)	(14,392)
Provision for loan and lease losses	4,223	1,942	5,865	9,343	14,907

Allowance balance, end of year	$31,245	$30,874	$30,684	$29,821	$28,931

Net charge-offs as a percentage of average loans and leases outstanding	0.11%	0.06%	0.19%	0.36%	0.69%
Allowance as a percentage of year-end total loans and leases outstanding	0.81%	1.04%	1.16%	1.21%	1.35%

The ratio of the allowance for loan and lease losses to loans and leases outstanding reflects management’s evaluation of the underlying credit risk inherent in the loan portfolio as discussed above in “Critical Accounting Policies, Judgments and Estimates – Allowance for Loan and Lease Losses.”

In 2015, the Company refined and enhanced its assessment of the adequacy of the allowance for loan and lease losses by extending the lookback period on its commercial loan portfolios from three to five years and by extending the lookback period for all other portfolios from two to three years in order to capture more of the economic cycle. It also enhanced its qualitative factor framework to include a factor that captures the risk related to appraised real estate values, and how those values could change in relation to a change in capitalization rates. This enhancement is meant to increase the level of precision in the allowance for loan and lease losses. As a result, the Company will no longer have an “unallocated” segment in its allowance for loan and lease losses, as the risks and uncertainties meant to be captured by the unallocated allowance have been included in the qualitative framework for the respective portfolios. As such, the unallocated allowance has in essence been reallocated to the certain portfolios based on the risks and uncertainties it was meant to capture.

Non-performing loans and leases decreased from $22.7 million on December 31, 2015 to $20.4 million on December 31, 2016 and the allowance for loan and lease losses was 0.81% of total loans and leases on December 31, 2016 compared to 1.04% of total loans and leases on December 31, 2015. The reduction in the percentage of the allowance for loan and lease losses as a percent of total loans and leases was primarily due to loans resulting from the Pascack and Harmony acquisitions, which are accounted for under acquisition accounting and have no allowance for loan loss. Excluding the acquired loans, the allowance as a percent of total loans would be 0.98%. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans are well secured and that the reserves on its non-performing loans are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at December 31, 2016.

The overall balance of the allowance for loan and lease losses of $31.2 million at December 31, 2016 increased $371,000 from December 31, 2015, an increase of 1%. The change of the allowance within segments of the loan portfolio reflects changes in the non-performing loans and charge-off statistics within each segment as well as the level of growth within each segment. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.

The following table sets forth the allowance for loan and lease losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan and lease losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	December 31,
	2016		2015		2014		2013		2012
	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category	Allowance	% of Loans in Each Category
	(dollars in thousands)

Commercial, secured by real estate	$21,223	66.1%	$20,223	59.4%	$13,577	57.6%	$14,463	56.2%	$16,258	52.4%
Commercial, industrial and other	1,723	9.0%	2,637	10.3%	3,196	9.0%	5,331	8.7%	5,103	10.1%
Leases	548	1.7%	460	1.9%	582	2.1%	504	1.7%	578	1.2%
Real estate - residential mortgage	1,964	9.0%	2,588	13.1%	4,020	16.2%	3,214	17.5%	3,568	19.7%
Real estate - construction	2,352	5.4%	1,591	4.0%	553	2.4%	542	2.2%	587	2.2%
Home equity and consumer	3,435	8.8%	3,375	11.3%	6,333	12.7%	2,737	13.7%	2,837	14.4%
Unallocated	—		—		2,423		3,030		—

	$31,245	100.0%	$30,874	100.0%	$30,684	100.0%	$29,821	100.0%	$28,931	100.0%

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

	December 31,
	2016	2015	2014
	(in thousands)
U.S. Treasury and U.S. government agencies	$150,912	$127,610	$114,397
Mortgage-backed securities, residential	442,244	315,918	352,264
Mortgage-backed securities, multifamily	12,246	12,279	7,235
Obligations of states and political subdivisions	119,610	82,115	71,920
Equity securities	21,882	18,645	17,574
Debt securities	7,424	2,522	2,035

	$754,318	$559,089	$565,425

The Company also does not own any interests in any hedge funds or private equity funds that are designated “covered funds” under the Volcker Rule issued in December 2013. All of the Company’s mortgage-backed securities are issued by U.S. Government or U.S. Government sponsored entities.

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities available for sale as of December 31, 2016, at fair value:

Available for Sale	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$500	$70,523	$38,234	$8,102	$117,359
Yield	1.01%	1.55%	1.80%	1.75%	1.64%
Mortgage-backed securities, residential
Amount	5	1,664	49,199	352,670	403,538
Yield	4.21%	2.89%	2.28%	2.08%	2.10%
Mortgage-backed securities, multifamily
Amount	—	5,178	5,009	—	10,187
Yield	—%	1.74%	2.44%	—%	2.08%
Obligations of states and political subdivisions
Amount	1,302	17,211	25,336	4,477	48,326
Yield	4.21%	3.46%	2.58%	3.33%	3.00%
Debt securities
Amount	350	—	5,062	—	5,412
Yield	0.77%	—%	3.26%	—%	3.10%
Equity securities
Amount	21,882	—	—	—	21,882
Yield	1.93%	—%	—%	—%	1.93%

Total securities
Amount	$24,039	$94,576	$122,840	$365,249	$606,704
Yield	2.01%	1.93%	2.24%	2.08%	2.09%

The following table sets forth the maturity distribution and weighted average yields (calculated on the basis of the stated yields to maturity, considering applicable premium or discount), on a fully taxable equivalent basis, of investment securities held to maturity as of December 31, 2016, at amortized cost:

Held to Maturity	Within One Year	Over One but Within Five Years	Over Five but Within Ten Years	After Ten Years	Total
	(dollars in thousands)
U.S. Treasury and U.S. government agencies
Amount	$—	$16,440	$17,113	$—	$33,553
Yield	—%	1.92%	2.00%	—%	1.96%
Mortgage-backed securities, residential
Amount	—	2	275	38,429	38,706
Yield	—%	2.15%	5.04%	2.67%	2.69%
Mortgage-backed securities, multifamily
Amount	—	1,180	—	879	2,059
Yield	—%	1.83%	—%	2.36%	2.06%
Obligations of states and political subdivisions
Amount	36,942	12,483	17,324	4,535	71,284
Yield	1.25%	2.51%	3.41%	3.64%	2.15%
Debt securities
Amount	—	1,012	1,000	—	2,012
Yield	—%	5.76%	5.95%	—%	5.85%

Total securities
Amount	$36,942	$31,117	$35,712	$43,843	$147,614
Yield	1.25%	2.28%	2.82%	2.76%	2.30%

Other Assets

Other assets increased from $20.4 million at December 31, 2015 to $30.6 million at December 31, 2016 primarily due to a $1.9 million increase in swap assets, a $5.8 million increase in deferred taxes and a $2.0 million increase in accounts receivable.

Deposits

Total deposits increased from $3.00 billion at December 31, 2015 to $4.09 billion at December 31, 2016, an increase of $1.10 billion, or 37%. Pascack’s and Harmony’s deposits totaled $304.5 million and $278.1 million respectively, at the time of acquisition. Noninterest-bearing deposits increased $233.5 million, or 34%, to $927.3 million. Excluding $108.1 million in Pascack and Harmony demand deposits, noninterest-bearing demand deposits have increased by $125.4 million, or 18%, from year-end 2015. Savings and interest-bearing transaction accounts and time deposits increased $662.1 million and $201.6 million, respectively. Excluding $337.6 million and $136.8 million, respectively, in Pascack and Harmony deposits, savings and interest-bearing transaction accounts and time deposits increased $324.5 million, or 17%, and $64.8 million or 19%, respectively.

Total deposits increased from $2.79 billion on December 31, 2014 to $3.00 billion on December 31, 2015, an increase of $204.8 million, or 7%.

The average amount of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$852,629	—%	$695,630	—%	$652,685	—%
Interest-bearing transaction accounts	1,880,391	0.33%	1,511,954	0.24%	1,454,967	0.23%
Savings	485,004	0.06%	399,431	0.05%	384,715	0.05%
Time deposits	506,487	0.80%	303,682	0.62%	283,905	0.53%

Total	$3,724,511	0.28%	$2,910,697	0.20%	$2,776,272	0.18%

As of December 31, 2016, the aggregate amount of outstanding time deposits issued in amounts of $100,000 or more, broken down by time remaining to maturity, was as follows (in thousands):

Maturity
Within 3 months	$76,415
Over 3 through 6 months	62,987
Over 6 through 12 months	86,981
Over 12 months	103,311

Total	$329,694

Derivatives

Lakeland enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in offsetting terms to swaps that Lakeland enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. Lakeland’s swaps qualify as derivatives, but are not designated as hedging instruments; thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income.

In 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR over a five year period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, the Company did not record any hedge ineffectiveness.

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

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $50.1 million in 2016 compared to $40.8 million and $45.6 million in 2015 and 2014, respectively.

•

Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In 2016, Lakeland generated $514.7 million in deposit growth, excluding the impact of Harmony and Pascack deposits, compared to $204.8 million in 2015.

•

Sales of securities and overnight funds. At year-end 2016, the Company had $606.7 million in securities designated “available for sale.” Of these securities, $387.0 million was pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Overnight credit lines. As a member of the Federal Home Loan Bank of New York (“FHLB”), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on December 31, 2016. Lakeland also has overnight federal funds lines available for it to borrow up to $192.0 million. Lakeland had borrowings against these lines of $32.0 million at December 31, 2016. Lakeland also has the ability to utilize a line of credit from the FHLB to secure a portion of its public deposits. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2016.

•

Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires the Company to pledge additional collateral to meet that margin call. For more information regarding the Company’s borrowings, see Note 8 to the Consolidated Financial Statements.

Management and the Board monitor the Company’s liquidity through the Asset/Liability Committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for year ended December 31, 2016 follows.

Cash and cash equivalents totaling $175.8 million on December 31, 2016, increased $57.3 million from December 31, 2015. Operating activities provided $50.1 million in net cash. Investing activities used $442.8 million in net cash, primarily reflecting an increase in loans and leases and available for sale securities. Financing activities provided $450.0 million in net cash primarily reflecting a net increase in deposits of $515.4 million, $73.5 million in net proceeds from the issuance of subordinated debt and $48.7 million in net proceeds from the issuance of common stock, partially offset by declines in federal funds purchased and securities sold under agreements to repurchase of $94.9 million and net repayments of other borrowings of $76.9 million.

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

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table sets forth contractual obligations and other commitments representing required cash outflows as of December 31, 2016. Interest on subordinated debentures and other borrowings is calculated based on current contractual interest rates.

	Payment Due Period
	Total	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years
	(in thousands)
Minimum annual rentals or noncancellable operating leases	$31,979	$3,179	$5,969	$5,130	$17,701
Benefit plan commitments	6,247	328	793	793	4,333
Remaining contractual maturities of time deposits	544,908	356,419	150,046	38,443	—
Subordinated debentures	104,784	—	—	—	104,784
Loan commitments and lines of credit	921,979	646,053	128,374	12,691	134,861
Other borrowings	260,866	115,039	130,826	5,001	10,000
Interest on other borrowings (1)	65,574	9,560	12,523	10,968	32,523
Standby letters of credit	15,170	14,577	481	32	80

Total	$1,951,507	$1,145,155	$429,012	$73,058	$304,282

(1)	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.80%.

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i.e., the extent to which assets and liabilities are sensitive to changes in interest rates). As a financial institution, the Company’s potential interest rate volatility is a primary component of its market risk. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Based upon the Company’s nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company does not own any trading assets.

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

The Company’s Board of Directors has adopted an Asset/Liability Policy designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. This policy outlines guidelines and ratios dealing with, among others, liquidity, volatile liability dependence, investment portfolio composition, loan portfolio composition, loan-to-deposit ratio and gap analysis ratio. Key quantitative measurements include the percentage change of net interest income in various interest rate scenarios (net interest income at risk) and changes in the market value of equity in various rate environments (net portfolio value at risk). The Company’s performance as compared to the Asset/Liability Policy is monitored by its Board of Directors. In addition, to effectively administer the Asset/Liability Policy and to monitor exposure to fluctuations in interest rates, the Company maintains an Asset/Liability Committee (the “ALCO”), consisting of the Chief Executive Officer, the Regional Presidents, the Chief Financial Officer, Chief Revenue Officer, Chief Lending Officer, Chief Retail

Officer, Chief Credit Officer, Chief Risk Officer, Chief Accounting Officer, certain other senior officers and certain directors. This committee meets quarterly to review the Company’s financial results and to develop strategies to implement the Asset/Liability Policy and to respond to market conditions.

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net interest income estimated for 2016 (the base case) is $155.6 million. The information provided for net interest income assumes that changes in interest rates change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability policy limit	-5.0%	-5.0%
December 31, 2016	-0.5%	-2.4%
December 31, 2015	-1.4%	-1.6%

The ALCO’s policy review of interest rate risk includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	-15.0%	-10.0%	-5.0%	-5.0%
December 31, 2016	1.9%	1.4%	0.9%	-4.8%
December 31, 2015	1.7%	1.3%	0.8%	-4.5%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at year-end levels. The net portfolio value at December 31, 2016 (the base case) was $721.3 million. The information provided for the net portfolio value assumes fluctuations or rate shocks for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	-25.0%	-20.0%	-10.0%	-10.0%
December 31, 2016	-7.5%	-4.9%	-2.2%	0.4%
December 31, 2015	-10.2%	-6.5%	-2.9%	0.3%

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

Capital Resources

Stockholders’ equity increased from $400.5 million on December 31, 2015 to $550.0 million on December 31, 2016. The increase in stockholders’ equity from December 31, 2015 to December 31, 2016 was primarily due to the issuance of $37.2 million of common stock for the acquisition of Pascack, the issuance of $36.7 million of common stock for the acquisition of Harmony, the issuance of $48.7 million of common stock in a capital raise and $41.5 million of net income, partially offset by the payment of cash dividends on common stock of $16.0 million.

Book value per common share (total common stockholders’ equity divided by the number of shares outstanding) increased from $10.57 on December 31, 2015 to $11.65 on December 31, 2016, primarily as a result of net income. Book value per common share was $10.01 on December 31, 2014. Tangible book value per share increased from $7.62 on December 31, 2015 to $8.70 on December 31, 2016. For more information see “Non-GAAP Financial Measures.”

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of December 31, 2016, the Company and Lakeland met all capital adequacy requirements to which they are subject.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of December 31, 2016, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

On September 30, 2016, the Company completed an offering of $75.0 million fixed to floating rate subordinated notes due September 30, 2026. The notes bear interest at a rate of 5.125% per annum until September 30, 2021 and will then reset quarterly to the then current three-month LIBOR rate plus 397 basis points until maturity in September 2026 or their earlier redemption. The debt is included in Tier 2 capital for Lakeland Bancorp, Inc. On September 30, 2016, the Company contributed $69.9 million to Lakeland Bank’s capital, increasing the Bank’s capital ratios.

On December 14, 2016, the Company successfully completed an at-the-market common stock issuance. A total of 2,739,650 shares of the Company’s common stock were sold at a weighted average price of $18.25, representing gross proceeds to the Company of approximately $50.0 million. Net proceeds from the transaction, after the sales commission and other expenses, were approximately $48.7 million. The Company contributed $48.5 million to Lakeland Bank.

The following table reflects capital ratios of the Company and Lakeland as of December 31, 2016 and 2015:

	Tier 1 Capital to Total Average Assets Ratio December 31,		Common EquityTier 1 to Risk-Weighted Assets Ratio December 31,		Tier 1 Capital to Risk-Weighted Assets Ratio December 31,		Total Capital to Risk-Weighted Assets Ratio December 31,
Capital Ratios	2016	2015	2016	2015	2016	2015	2016	2015
The Company	9.07%	8.70%	10.11%	9.54%	10.85%	10.53%	13.48%	11.61%
Lakeland Bank	10.21%	8.08%	12.21%	9.78%	12.21%	9.78%	13.03%	10.87%

Required capital ratios including conservation buffer	4.00%	4.00%	5.125%	4.50%	6.625%	6.00%	8.625%	8.00%
“Well capitalized” institution under FDIC regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

Non-GAAP Financial Measures

	December 31,
Calculation of Tangible Book Value Per Common Share	2016	2015	2014	2013	2012
	(dollars in thousands)
Total common stockholders’ equity at end of period - GAAP	$550,044	$400,516	$379,438	$351,424	$280,867
Less:
Goodwill	135,747	109,974	109,974	109,974	87,111
Other identifiable intangible assets, net	3,344	1,545	1,960	2,424	—

Total tangible common stockholders’ equity at end of period - Non-GAAP	$410,953	$288,997	$267,504	$239,026	$193,756

Shares outstanding at end of period (1)	47,223	37,906	37,911	37,874	31,212

Book value per share - GAAP (1)	$11.65	$10.57	$10.01	$9.28	$9.00

Tangible book value per share - Non-GAAP (1)	$8.70	$7.62	$7.06	$6.31	$6.21

(1)	Adjusted for 5% stock dividends in 2014 and 2012.

Calculation of Tangible Common Equity to Tangible Assets	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Total tangible common stockholders’ equity at end of period - Non-GAAP	$410,953	$288,997	$267,504	$239,026	$193,756

Total assets at end of period - GAAP	$5,093,131	$3,869,550	$3,538,325	$3,317,791	$2,918,703
Less:
Goodwill	135,747	109,974	109,974	109,974	87,111
Other identifiable intangible assets, net	3,344	1,545	1,960	2,424	—

Total tangible assets at end of period - Non-GAAP	$4,954,040	$3,758,031	$3,426,391	$3,205,393	$2,831,592

Common equity to assets - GAAP	10.80%	10.35%	10.72%	10.59%	9.62%

Tangible common equity to tangible assets - Non-GAAP	8.30%	7.69%	7.81%	7.46%	6.84%

Calculation of Return on Average Tangible Common Equity	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Net income - GAAP	$41,518	$32,481	$31,129	$24,969	$21,742

Total average common stockholders’ equity - GAAP	$474,540	$392,221	$367,210	$320,923	$256,364
Less:
Average goodwill	130,689	109,974	109,974	100,753	87,111
Average other identifiable intangible assets, net	3,225	1,759	2,200	1,513	—

Total average tangible common stockholders’ equity - Non-GAAP	$340,626	$280,488	$255,036	$218,657	$169,253

Return on average common stockholders’ equity - GAAP	8.75%	8.28%	8.48%	7.78%	8.48%

Return on average tangible common stockholders’ equity - Non-GAAP	12.19%	11.58%	12.21%	11.42%	12.85%

	For the Years Ended December 31,
Reconciliation of Earnings Per Share	2016	2015
	(in thousands, except per share amounts)
Net income - GAAP	$41,518	$32,481

Non-routine transactions, net of tax
Debt prepayment charges	—	1,424
Gain on debt extinguishment	—	(1,082)
Associated gain on sale of investment securities	—	(102)
Tax deductible merger related expenses	1,915	150
Non tax deductible merger related expenses	866	889

Net effect of non-routine transactions	$2,781	$1,279

Net income available to common shareholders excluding non-routine transactions	$44,299	33,760
Less: earnings allocated to participating securities	(396)	(263)

	$43,903	$33,497

Weighted average shares - Basic	42,912	37,843
Weighted average shares - Diluted	43,114	37,993

Basic earnings per share, GAAP	$0.96	$0.85
Diluted earnings per share, GAAP	$0.95	$0.85

Basic earnings per share, adjusted for non-routine transactions	$1.02	$0.89

Diluted earnings per share, adjusted for non-routine transactions	$1.02	$0.88

Quarterly Financial Data

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflected all adjustments, consisting only of non-recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(in thousands, except per share amounts)

Total interest income	$37,571	$39,037	$43,005	$43,683
Total interest expense	3,721	3,935	4,487	5,504

Net interest income	33,850	35,102	38,518	38,179
Provision for loan and lease losses	1,075	1,010	1,763	375
Noninterest income (excluding investment securities gains)	4,497	4,885	6,417	5,161
Gains on investment securities, net	370	—	—	—
Merger related expenses	1,721	685	1,697	—
Core deposit intangible amortization	167	164	201	202
Noninterest expense	23,536	22,866	24,108	24,570

Income before taxes	12,218	15,262	17,166	18,193
Income taxes	4,110	5,132	5,839	6,240

Net income	$8,108	$10,130	$11,327	$11,953

Earnings per share of common stock
Basic	$0.20	$0.24	$0.25	$0.26
Diluted	$0.20	$0.24	$0.25	$0.26

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(in thousands, except per share amounts)

Total interest income	$30,992	$31,308	$32,159	$33,055
Total interest expense	2,474	2,639	2,825	2,936

Net interest income	28,518	28,669	29,334	30,119
Provision for loan and lease losses	870	800	332	—
Noninterest income (excluding investment securities gains)	4,738	4,941	4,684	4,826
Gains on investment securities, net	—	17	173	51
Gain on debt extinguishment	—	—	1,830	—
Long term debt prepayment fee	—	—	2,407	—
Merger related expenses	—	—	330	822
Core deposit intangible amortization	111	107	98	99
Noninterest expense	19,931	21,028	20,997	21,320

Income before taxes	12,344	11,692	11,857	12,755
Income taxes	4,014	3,830	4,032	4,291

Net income	$8,330	$7,862	$7,825	$8,464

Earnings per share of common stock
Basic	$0.22	$0.21	$0.20	$0.22
Diluted	$0.22	$0.21	$0.20	$0.22

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an update to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update will be effective for the Company’s financial statements for fiscal years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued an update that clarifies the definition of a business as it pertains to business combinations. This amendment affects all companies and other reporting organizations that must determine whether they have sold or acquired a business. This update will be effective for the Company’s financial statements for fiscal years beginning after December 15, 2017. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In September 2016, the FASB issued an accounting standards update to address diversity in presentation in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

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

In March 2016, the FASB issued an accounting standards update that requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this update clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2016. This guidance will be applied on a modified retrospective basis as of the beginning of the fiscal year that the amendment is effective. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In February 2016, FASB issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new guidance on its Consolidated Financial Statements. The Company expects to recognize a right-of-use asset and a lease liability for its operating lease commitments. Please refer to Note 14 for the Company’s commitments under operating lease obligations.

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

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is still evaluating the potential impact on the Company’s financial statements. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and therefore management does not expect the new revenue recognition guidance to have a material impact on its consolidated financial statements.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8 - Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lakeland Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Lakeland Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 15, 2017

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(dollars in thousands)
ASSETS
Cash	$169,149	$113,894
Interest-bearing deposits due from banks	6,652	4,599

Total cash and cash equivalents	175,801	118,493

Investment securities, available for sale, at fair value	606,704	442,349
Investment securities, held to maturity, at amortized cost with fair value of $146,990 in 2016 and $117,594 in 2015	147,614	116,740
Federal Home Loan Bank and other membership stock, at cost	15,099	14,087
Loans, net of deferred fees	3,870,598	2,965,200
Less: allowance for loan and lease losses	31,245	30,874

Net loans	3,839,353	2,934,326
Loans held for sale	1,742	1,233
Premises and equipment - net	52,236	35,881
Accrued interest receivable	12,557	9,208
Goodwill	135,747	109,974
Other identifiable intangible assets	3,344	1,545
Bank owned life insurance	72,384	65,361
Other assets	30,550	20,353

TOTAL ASSETS	$5,093,131	$3,869,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$927,270	$693,741
Savings and interest-bearing transaction accounts	2,620,657	1,958,510
Time deposits through $250 thousand	404,680	270,623
Time deposits over $250 thousand	140,228	72,698

Total deposits	4,092,835	2,995,572
Federal funds purchased and securities sold under agreements to repurchase	56,354	151,234
Other borrowings	260,866	271,905
Subordinated debentures	104,784	31,238
Other liabilities	28,248	19,085

TOTAL LIABILITIES	4,543,087	3,469,034

STOCKHOLDERS’ EQUITY:
Common stock, no par value; authorized 70,000,000 shares; issued shares, 47,222,914 at December 31, 2016 and 37,906,481 at December 31, 2015	510,861	386,287
Retained earnings	38,590	13,079
Accumulated other comprehensive income	593	1,150

TOTAL STOCKHOLDERS’ EQUITY	550,044	400,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,093,131	$3,869,550

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$149,777	$115,295	$110,587
Federal funds sold and interest-bearing deposits with banks	569	62	71
Taxable investment securities and other	11,163	10,563	10,040
Tax-exempt investment securities	1,787	1,594	1,805

TOTAL INTEREST INCOME	163,296	127,514	122,503

INTEREST EXPENSE
Deposits	10,512	5,755	5,064
Federal funds purchased and securities sold under agreements to repurchase	69	110	78
Other borrowings	7,066	5,009	3,795

TOTAL INTEREST EXPENSE	17,647	10,874	8,937

NET INTEREST INCOME	145,649	116,640	113,566
Provision for loan and lease losses	4,223	1,942	5,865

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	141,426	114,698	107,701
NONINTEREST INCOME
Service charges on deposit accounts	10,157	10,024	10,523
Commissions and fees	4,349	4,568	4,634
Income on bank owned life insurance	2,562	2,017	1,453
Gain on debt extinguishment	—	1,830	—
Gains on sales of loans	2,123	1,681	573
Gain on sales and calls of investment securities, net	370	241	2
Other income	1,769	800	537

TOTAL NONINTEREST INCOME	21,330	21,161	17,722

NONINTEREST EXPENSE
Salaries and employee benefits	56,107	48,640	45,167
Net occupancy expense	9,935	8,956	8,865
Furniture and equipment	8,017	6,930	6,605
FDIC insurance expense	2,248	2,086	2,019
Stationery, supplies and postage	1,727	1,529	1,403
Marketing expense	1,672	1,586	2,025
Data processing expense	1,891	1,524	1,245
Telecommunications expense	1,631	1,448	1,386
ATM and debit card expense	1,582	1,398	1,432
Core deposit intangible amortization	734	415	464
Other real estate and repossessed asset expense	116	181	234
Long-term debt prepayment fee	—	2,407	—
Merger related expenses	4,103	1,152	—
Other expenses	10,154	8,959	8,290

TOTAL NONINTEREST EXPENSE	99,917	87,211	79,135

Income before provision for income taxes	62,839	48,648	46,288
Provision for income taxes	21,321	16,167	15,159

NET INCOME	$41,518	$32,481	$31,129

PER SHARE OF COMMON STOCK:
Basic earnings	$0.96	$0.85	$0.82

Diluted earnings	$0.95	$0.85	$0.82

Cash dividends	$0.37	$0.33	$0.29

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
NET INCOME	$41,518	$32,481	$31,129

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized (losses) gains on securities available for sale	(1,038)	(220)	6,180
Less: reclassification for securities gains included in net income	233	157	2
Unrealized gains on derivatives	672	—	—
Change in pension liability, net	42	4	20

Other comprehensive (loss) income	(557)	(373)	6,198

TOTAL COMPREHENSIVE INCOME	$40,961	$32,108	$37,327

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
At December 31, 2013	$364,637	$(8,538)	$(4,675)	$351,424

Net income	—	31,129	—	31,129
Other comprehensive income, net of tax	—	—	6,198	6,198
Stock based compensation	1,390	—	—	1,390
Stock dividend	18,266	(18,266)	—	—
Issuance of stock to dividend reinvestment and stock purchase plan	382	(305)	—	77
Retirement of restricted stock	(104)	—	—	(104)
Exercise of stock options, net of excess tax benefits	160	—	—	160
Cash dividends, common stock	—	(10,836)	—	(10,836)

At December 31, 2014	$384,731	$(6,816)	$1,523	$379,438

Net income	—	32,481	—	32,481
Other comprehensive loss, net of tax	—	—	(373)	(373)
Stock based compensation	1,605	—	—	1,605
Issuance of stock	22	—	—	22
Retirement of restricted stock	(254)	—	—	(254)
Exercise of stock options, net of excess tax benefits	183	—	—	183
Cash dividends, common stock	—	(12,586)	—	(12,586)

At December 31, 2015	$386,287	$13,079	$1,150	$400,516

Net income	—	41,518	—	41,518
Other comprehensive loss, net of tax	—	—	(557)	(557)
Stock based compensation	1,899	—	—	1,899
Issuance of stock for Pascack acquisition	37,221	—	—	37,221
Issuance of stock for Harmony acquisition	36,654	—	—	36,654
Issuance of stock	48,678	—	—	48,678
Retirement of restricted stock	(206)	—	—	(206)
Exercise of stock options, net of excess tax benefits	328	—	—	328
Cash dividends, common stock	—	(16,007)	—	(16,007)

At December 31, 2016	$510,861	$38,590	$593	$550,044

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,518	$32,481	$31,129
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	4,581	4,151	3,456
Depreciation and amortization	3,961	3,410	3,454
Amortization of intangible assets	734	415	464
Provision for loan and lease losses	4,223	1,942	5,865
Stock based compensation	1,899	1,605	1,390
Loans originated for sale	(85,365)	(71,833)	(23,386)
Proceeds from sales of loans	86,859	72,873	24,573
Gains on sales of securities	(370)	(241)	(2)
Gains on sales of loans held for sale	(2,003)	(1,681)	(573)
Gains on proceeds from bank owned life insurance policies	(864)	(435)	—
Gains on debt redemption and extinguishment	—	(1,830)	—
Gains on other real estate and other repossessed assets	(248)	(102)	(258)
Loss (Gain) on sale of premises and equipment	117	(6)	(65)
Long-term debt prepayment penalty	—	2,407	—
Deferred tax benefit	(987)	(824)	(34)
Increase in other assets	(5,600)	(5,257)	(879)
Increase in other liabilities	1,618	3,691	495

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,073	40,766	45,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	68,751	—	—
Proceeds from repayments and maturities of available for sale securities:	79,425	71,368	55,810
Proceeds from repayments and maturities of held to maturity securities:	28,421	24,453	22,508
Proceeds from sales of available for sale securities:	15,654	33,613	15,719
Proceeds from sales of held to maturity securities:	—	—	1,301
Purchase of available for sale securities:	(245,699)	(92,904)	(90,630)
Purchase of held to maturity securities:	(59,715)	(33,811)	(30,556)
Proceeds from redemptions of Federal Home Loan Bank stock	3,054	456	4,624
Purchases of Federal Home Loan Bank stock	(323)	(4,697)	(6,532)
Purchase of bank owned life insurance	—	(7,000)	—
Death benefit proceeds from bank owned life insurance policy	2,129	1,186	—
Net increase in loans and leases	(334,040)	(315,067)	(191,910)
Proceeds from sales of bank premises and equipment	21	696	118
Purchases of premises and equipment	(3,977)	(4,838)	(2,492)
Proceeds from sales of other real estate and other repossessed assets	3,545	1,608	1,484

NET CASH USED IN INVESTING ACTIVITIES	(442,754)	(324,937)	(220,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	515,437	204,854	81,783
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(94,880)	42,299	26,944
Proceeds from other borrowings	14,921	117,000	168,498
Repayments of other borrowings	(91,798)	(50,000)	(85,000)
Redemption of subordinated debentures, net	—	(8,170)	—
Net proceeds from issuance of subordinated debt	73,516	—	—
Exercise of stock options	285	124	90
Net proceeds from issuance of common stock	48,678	22	77
Retirement of restricted stock	(206)	(254)	(104)
Excess tax benefits	43	59	70
Dividends paid	(16,007)	(12,586)	(10,836)

NET CASH PROVIDED BY FINANCING ACTIVITIES	449,989	293,348	181,522

Net increase in cash and cash equivalents	57,308	9,177	6,595
Cash and cash equivalents, beginning of year	118,493	109,316	102,721

CASH AND CASH EQUIVALENTS, END OF YEAR	$175,801	$118,493	$109,316

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$21,744	$16,737	$15,057
Cash paid during the period for interest	16,435	10,770	8,882
Transfer of loans and leases into other repossessed assets and other real estate owned	3,386	1,462	1,867
Acquisitions of Pascack and Harmony:
Non-cash assets acquired:
Federal Home Loan Bank stock	3,742	—	—
Investment securities held for maturity	10,810	—	—
Investment securities available for sale	7,474	—	—
Loans, including loans held for sale	580,390	—	—
Goodwill and other intangible assets, net	28,703	—	—
Other assets	31,908	—	—
Total non-cash assets acquired	663,027	—	—
Liabilities assumed:
Deposits	(582,526)	—	—
Other borrowings	(66,622)	—	—
Other liabilities	(8,755)	—	—
Total liabilities assumed	(657,903)	—	—
Common stock issued	73,875	—	—

The accompanying notes are an integral part of these statements.

Lakeland Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Lakeland Bancorp, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Lakeland Bank (“Lakeland”). Lakeland operates under a state bank charter and provides full banking services and, as a state bank, is subject to regulation by the New Jersey Department of Banking and Insurance. Lakeland generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Northern and Central New Jersey. Through a third party, Lakeland also provides non-deposit products, such as securities brokerage services, including mutual funds and variable annuities.

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

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company, Lakeland, Lakeland NJ Investment Corp., Lakeland Investment Corp., Lakeland Equity, Inc. and Lakeland Preferred Equity, Inc. All intercompany balances and transactions have been eliminated.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in these financial statements are as follows.

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

If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings in gain (loss) on securities, with the other portion of the loss recognized in other comprehensive income. If a determination is made that an equity security is other-than-temporarily impaired, the unrealized loss will be recognized as an other-than-temporary impairment charge in noninterest income as a component of gain (loss) on investment securities.

Loans and Leases and Allowance for Loan and Lease Losses

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan and lease losses.

Interest income is accrued as earned on a simple interest basis, adjusted for prepayments. All unamortized fees and costs related to the loan are amortized over the life of the loan using the interest method. Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of interest and principal is doubtful. When a loan or lease is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income.

Commercial loans and leases are placed on a non-accrual status with all accrued interest and unpaid interest reversed if (a) because of the deterioration in the financial position of the borrower they are maintained on a cash basis (which means payments are applied when and as received rather than on a regularly scheduled basis), (b) payment in full of interest or principal is not expected, or (c) principal and interest have been in default for a period of 90 days or more unless the obligation is both well-secured and in process of collection. Residential mortgage loans are placed on non-accrual status at the time principal and interest have been in default for a period of 90 days or more, except where there exists sufficient collateral to cover the defaulted principal and interest payments, and the loans are well-secured and in the process of collection. Consumer loans are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection. Interest thereafter on such charged-off consumer loans is taken into income when received only after full recovery of principal. As a general rule, a non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, satisfactory payments have been received for a sustained period (usually six months), or when it otherwise becomes well-secured and in the process of collection.

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

Purchased Credit-Impaired (“PCI”) loans are loans acquired through acquisition or purchased at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and results in an increase in yield on a prospective basis. Valuation allowances (recognized in the allowance for loan and lease losses) on these impaired loans reflect only losses incurred after the acquisition (representing all cash flows that were expected at acquisition but currently are not expected to be received).

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

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of reserve amounts for all impaired loans and leases that have been designated as requiring attention by Lakeland.

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

A loan that management designates as impaired is reviewed for charge-off when it is placed on non-accrual status with a resulting charge-off if the loan is not secured by collateral having sufficient liquidation value to repay the loan. Charge-offs are recommended by the Chief Credit Officer and approved by the Board.

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

Mortgage Servicing

Lakeland performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2016 and 2015, Lakeland was servicing approximately $26.9 million and $30.0 million, respectively, of loans for others.

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

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. As of December 31, 2016 and 2015, Lakeland had originated mortgage servicing rights of $124,000 and $167,000, respectively.

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

Derivatives

Lakeland enters into interest rate swaps (“swaps”) with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in offsetting terms to swaps that Lakeland enters into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. Lakeland’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income.

The credit risk associated with derivatives executed with customers is similar as that involved in extending loans and is subject to normal credit policies. Collateral is obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in noninterest income on the consolidated statement of income.

Cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate fluctuations. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income and are reclassified into the line item in the income statement in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the component of a derivative excluded in assessing hedge effectiveness are recorded in the same income statement line item.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in addition to net income from operations. Other comprehensive income (loss) Includes items recorded directly in equity such as unrealized gains or losses on securities available for sale as well unrealized gains (losses) recorded on derivatives and benefit plans.

Goodwill and Other Identifiable Intangible Assets

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified a single reporting unit, community banking.

U.S. GAAP permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. The Company completed its annual qualitative assessment as of November 30, 2016 and concluded that there was less than a 50% probability that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.

Bank Owned Life Insurance

Lakeland invests in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by Lakeland on a chosen group of employees. Lakeland is owner and beneficiary of the policies. At December 31, 2016 and 2015, Lakeland had $72.4 million and $65.4 million, respectively, in BOLI. Income earned on BOLI was $2.6 million, $2.0 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.

Deferred Income Taxes

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

The Company evaluates tax positions that may be uncertain using a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Additional information regarding the Company’s uncertain tax positions is set forth in Note 10 to the Consolidated Financial Statements.

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

The Company’s maximum exposure to the Trusts is $30.0 million at December 31, 2016 which is the Company’s liability to the Trusts and includes the Company’s investment in the Trusts.

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an update to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update will be effective for the Company’s financial statements for fiscal years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued an update that clarifies the definition of a business as it pertains to business combinations. This amendment affects all companies and other reporting organizations that must determine whether they have sold or acquired a business. This update will be effective for the Company’s financial statements for fiscal years beginning after December 15, 2017. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In September 2016, the FASB issued an accounting standards update to address diversity in presentation in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

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

In March 2016, the FASB issued an accounting standards update that requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this update clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2016. This guidance will be applied on a modified retrospective basis as of the beginning of the fiscal year that the amendment is effective. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In February 2016, FASB issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new guidance on its consolidated financial statements. The Company expects to recognize a right-of-use asset and a lease liability for its operating lease commitments. Please refer to Note 14 for the Company’s commitments under operating lease obligations.

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

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is still evaluating the potential impact on the Company’s financial statements. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and therefore management does not expect the new revenue recognition guidance to have a material impact on its consolidated financial statements.

NOTE 2 - ACQUISITIONS

Harmony Bank

On July 1, 2016, the Company completed its acquisition of Harmony Bank (“Harmony”), a bank located in Ocean County, NJ. Effective upon the opening of business on July 1, 2016, Harmony was merged into Lakeland Bank. Harmony operated three branches in Ocean County, New Jersey. This merger allows the Company to expand its presence to Ocean County. The merger agreement provided that shareholders of Harmony would receive 1.25 shares of the Company’s common stock for each share of Harmony Bank common stock that they owned at the effective time of the merger. The Company issued an aggregate of 3,201,109 shares of its common stock in the merger. Outstanding Harmony stock options were paid out in cash at the difference between $14.31 (Lakeland’s closing stock price on July 1, 2016 of $11.45 multiplied by 1.25) and the average strike price of $9.07 for a total cash payment of $869,000.

During the fourth quarter of 2016, the Company revised the estimate of the fair value of the acquired assets as of the acquisition date as a result of additional information obtained. The adjustment, related to the fair market value of certain loans, resulted in a $645,000 decrease to goodwill.

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

(in thousands)
Cash and cash equivalents	$27,809
Securities available for sale	7,474
Securities held to maturity	6,885
Federal Home Loan Bank stock	780
Loans	260,815
Premises and equipment	3,125
Goodwill	10,462
Identifiable intangible assets	1,416
Accrued interest receivable and other assets	7,673

Total assets acquired	326,439

Deposits	(278,060)
Other borrowings	(9,314)
Other liabilities	(2,411)

Total liabilities assumed	(289,785)

Net assets acquired	$36,654

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

Acquired Credit Impaired Loans
(in thousands)
Contractually required principal and interest at acquisition	$1,264
Contractual cash flows not expected to be collected (non-accretable difference)	398

Expected cash flows at acquisition	866
Interest component of expected cash flows (accretable difference)	97

Fair value of acquired loans	$769

The core deposit intangible totaled $1.0 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.

The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand.

The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

Pascack Bancorp

On January 7, 2016, the Company completed its acquisition of Pascack Bancorp, Inc. (“Pascack”), a bank holding company headquartered in Waldwick, New Jersey. Pascack was the parent of Pascack Community Bank, which operated 8 branches in Bergen and Essex Counties in New Jersey. This acquisition enabled the Company to broaden its presence in Bergen and Essex counties. Effective as of the close of business on January 7, 2016, Pascack merged into the Company, and Pascack Community Bank merged into Lakeland Bank. The merger agreement provided that the shareholders of Pascack would receive, at their election, for each outstanding share of Pascack common stock that they owned at the effective time of the merger, either 0.9576 shares of Lakeland Bancorp common stock or $11.35 in cash, subject to proration as described in the merger agreement, so that 90% of the aggregate merger consideration was shares of Lakeland Bancorp common stock and 10% was cash. Lakeland Bancorp issued 3,314,284 shares of its common stock in the merger and paid approximately $4.5 million in cash, including the cash paid in connection with the cancellation of Pascack stock options. Outstanding Pascack stock options were paid out in cash at the difference between $11.35 and an average strike price of $7.37 for a total cash payment of $122,000. This transaction resulted in $15.3 million of goodwill and generated $1.5 million in core deposit intangibles.

During the second quarter of 2016, the Company revised the estimated fair value of the acquired assets as of the acquisition date as the result of additional information obtained. The adjustment related to the fair market value of certain fixed assets which resulted in a $158,000 decrease in goodwill.

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

Acquired Credit Impaired Loans
(in thousands)
Contractually required principal and interest at acquisition	$4,932
Contractual cash flows not expected to be collected (non-accretable difference)	4,030

Expected cash flows at acquisition	902
Interest component of expected cash flows (accretable difference)	85

Fair value of acquired loans	$817

The core deposit intangible totaled $1.5 million and is being amortized over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.

The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

Direct costs related to the Pascack and Harmony acquisitions were expensed as incurred. During the year ended December 31, 2016 and 2015, the Company incurred $4.1 million and $1.2 million, respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company’s consolidated statements of income.

Supplemental Pro Forma Financial Information

The following table provides unaudited condensed pro forma financial information assuming that the Pascack and Harmony acquisitions had been completed as of January 1, 2016, for the year ended December 31, 2016 and as of January 1, 2015 for the year ended December 31, 2015. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired companies to the Company’s policies that may have occurred as a result of the integration and consolidation of Pascack’s and Harmony’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects. The Company has not provided separate information regarding revenue and earnings of Pascack since the acquisition because of the manner in which Pascack’s branches and lending team were immediately merged into Lakeland’s branches and lending team, making such information impracticable to provide. Harmony contributed net interest income, net income and earnings per share of $6.6 million, $3.3 million and $0.07, respectively, for the year ended December 31, 2016.

	Pro-Forma December 31, 2016	Pro-Forma December 31, 2015
	(in thousands, except per share amounts)
Net interest income	$151,556	$140,702
Provision for loan losses	4,223	1,942
Noninterest income	21,859	22,428
Noninterest expense	100,512	103,965
Net income	45,378	38,109
Earnings per share:
Fully diluted	$1.01	$0.86

NOTE 3 - EARNINGS PER SHARE

The Company uses the two class method to compute earnings per common share. Participating securities include non-vested restricted stock. The following tables present the computation of basic and diluted earnings per share for the periods presented.

Year Ended December 31, 2016	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$41,518	42,912	$0.97
Less: earnings allocated to participating securities	(396)	—	(0.01)

Net income available to common shareholders	$41,122	42,912	$0.96

Effect of dilutive securities
Stock options and restricted stock	—	202	(0.01)

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$41,122	43,114	$0.95

There were no antidilutive options to purchase common stock to be excluded from the above computation.

Year Ended December 31, 2015	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$32,481	37,844	$0.86
Less: earnings allocated to participating securities	(263)	—	(0.01)

Net income available to common shareholders	$32,218	37,844	$0.85

Effect of dilutive securities
Stock options and restricted stock	—	149	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$32,218	37,993	$0.85

There were no antidilutive options to purchase common stock to be excluded from the above computation.

Year Ended December 31, 2014	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings per share
Net income available to common shareholders	$31,129	37,749	$0.82
Less: earnings allocated to participating securities	(222)	—	0.00

Net income available to common shareholders	$30,907	37,749	$0.82

Effect of dilutive securities
Stock options and restricted stock	—	120	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$30,907	37,869	$0.82

Options to purchase 115,831 shares of common stock at a weighted average of $12.06 per share were not included in the computation of diluted earnings per share because the option price and the grant date price were greater than the average market price during the period.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and the fair value of the Company’s available for sale and held to maturity securities are as follows:

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$118,537	$102	$(1,280)	$117,359	$97,617	$190	$(674)	$97,133
Mortgage-backed securities, residential	406,851	1,174	(4,487)	403,538	280,018	1,717	(2,283)	279,452
Mortgage-backed securities, multifamily	10,192	30	(35)	10,187	10,249	—	(129)	10,120
Obligations of states and political subdivisions	48,868	391	(933)	48,326	35,639	910	(51)	36,498
Debt securities	5,350	63	(1)	5,412	498	3	—	501
Equity securities	17,314	5,000	(432)	21,882	16,550	2,393	(298)	18,645

	$607,112	$6,760	$(7,168)	$606,704	$440,571	$5,213	$(3,435)	$442,349

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$33,553	$144	$(430)	$33,267	$30,477	$289	$(94)	$30,672
Mortgage-backed securities, residential	38,706	369	(598)	38,477	36,466	411	(426)	36,451
Mortgage-backed securities, multifamily	2,059	—	(44)	2,015	2,159	—	(60)	2,099
Obligations of states and political subdivisions	71,284	269	(385)	71,168	45,617	809	(156)	46,270
Debt securities	2,012	51	—	2,063	2,021	81	—	2,102

	$147,614	$833	$(1,457)	$146,990	$116,740	$1,590	$(736)	$117,594

The following table lists contractual maturities of investment securities classified as available for sale and held to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2016	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$2,145	$2,152	$36,942	$36,873
Due after one year through five years	87,659	87,734	29,935	30,085
Due after five years through ten years	70,239	68,632	35,437	35,044
Due after ten years	12,712	12,579	4,535	4,496

	172,755	171,097	106,849	106,498
Mortgage-backed securities	417,043	413,725	40,765	40,492
Equity securities	17,314	21,882	—	—

Total securities	$607,112	$606,704	$147,614	$146,990

The following table shows proceeds from sales of securities, gross gains and gross losses on sales and calls of securities for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Sale proceeds	$15,654	$33,613	$17,020
Gross gains	370	304	346
Gross losses	—	(63)	(344)

The above sale proceeds in 2014 include sales of $1.4 million in held to maturity mortgage-backed securities of which the Company had already collected over 90% of the principal outstanding. The Company realized $73,000 in gains on sales of these securities.

Gains or losses on sales of securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $443.4 million and $347.7 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

December 31, 2016	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE

U.S. Treasury and U.S. government agencies	$94,153	$1,280	$—	$—	18	$94,153	$1,280
Mortgage-backed securities, residential	292,873	4,078	15,453	409	91	308,326	4,487
Mortgage-backed securities, multifamily	5,178	35	—	—	1	5,178	35
Obligations of states and political subdivisions	29,904	933	—	—	54	29,904	933
Debt securities	350	1	—	—	1	350	1
Equity securities	6,030	94	4,720	338	2	10,750	432

	$428,488	$6,421	$20,173	$747	167	$448,661	$7,168

HELD TO MATURITY

U.S. government agencies	$17,147	$430	$—	$—	3	$17,147	$430
Mortgage-backed securities, residential	27,909	535	1,061	63	15	28,970	598
Mortgage-backed securities, multifamily	2,015	44	—	—	2	2,015	44
Obligations of states and political subdivisions	50,302	384	401	1	43	50,703	385

	$97,373	$1,393	$1,462	$64	63	$98,835	$1,457

December 31, 2015	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of securities	Fair Value	Unrealized Losses
	(dollars in thousands)
AVAILABLE FOR SALE

U.S. Treasury and U.S. government agencies	$80,192	$674	$—	$—	16	$80,192	$674
Mortgage-backed securities, residential	103,749	1,043	50,095	1,240	50	153,844	2,283
Mortgage-backed securities, multifamily	10,120	129	—	—	2	10,120	129
Obligations of states and political subdivisions	2,051	4	1,466	47	7	3,517	51
Debt securities	—	—	—	—	—	—	—
Equity securities	247	24	4,643	274	3	4,890	298

	$196,359	$1,874	$56,204	$1,561	78	$252,563	$3,435

HELD TO MATURITY

U.S. government agencies	$15,683	$94	$—	$—	3	$15,683	$94
Mortgage-backed securities, residential	20,283	262	6,687	164	11	26,970	426
Mortgage-backed securities, multifamily	1,223	18	876	42	2	2,099	60
Obligations of states and political subdivisions	9,181	149	2,043	7	15	11,224	156

	$46,370	$523	$9,606	$213	31	$55,976	$736

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

As of December 31, 2016, the equity securities include investments in other financial institutions for market appreciation purposes. These equities had a purchase price of $2.8 million and market value of $7.8 million as of December 31, 2016.

As of December 31, 2016, equity securities also included $14.1 million in investment funds that do not have a quoted market price, but use net asset value per share or its equivalent to measure fair value.

The investment funds include $3.3 million in funds that are primarily invested in community development loans that are guaranteed by the Small Business Administration (SBA). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed within 60 day’s notice at the net asset value less unpaid management fees with the approval of the fund manager. As of December 31, 2016, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

The investment funds also include $10.8 million in funds that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of December 31, 2016, the amortized cost of these securities was $11.2 million and the fair value was $10.8 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to this investment.

NOTE 5 - LOANS AND LEASES AND OTHER REAL ESTATE

The following sets forth the composition of Lakeland’s loan and lease portfolio:

	December 31,
	2016	2015
	(in thousands)
Commercial, secured by real estate	$2,556,601	$1,761,589
Commercial, industrial and other	350,228	307,044
Leases	67,016	56,660
Real estate - residential mortgage	349,581	389,692
Real estate - construction	211,109	118,070
Home equity and consumer	339,360	334,891

Total loans and leases	3,873,895	2,967,946
Less deferred fees	(3,297)	(2,746)

Loans and leases, net of deferred fees	$3,870,598	$2,965,200

As of December 31, 2016 and 2015, home equity and consumer loans included overdraft deposit balances of $364,000 and $705,000, respectively. At December 31, 2016 and December 31, 2015, Lakeland had $942.0 million and $738.7 million in loans pledged for potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Pascack acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $627,000 at December 31, 2016, which was $190,000 less than the balance at the time of acquisition on January 7, 2016. The carrying value of loans acquired in the Harmony acquisition was $781,000 at December 31, 2016 which was substantially the same as the balance at acquisition date on July 1, 2016. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools.

The following table presents changes in the accretable yield for PCI loans (in thousands). There were no PCI loans in 2015.

Year Ended December 31, 2016
Balance, beginning of period	$—
Acquisitions	182
Accretion	(98)
Net reclassification non-accretable difference	61

Balance, end of period	$145

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

•

Real estate - residential mortgage - contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.

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

Non-accrual and Past Due Loans

The following schedule sets forth certain information regarding Lakeland’s non-accrual loans and leases, its other real estate owned and other repossessed assets, and accruing troubled debt restructurings (“TDRs”) (in thousands):

	At December 31,
	2016	2015
Commercial, secured by real estate	$10,413	$10,446
Commercial, industrial and other	167	103
Leases	153	316
Real estate - residential mortgage	6,048	8,664
Real estate - construction	1,472	—
Home equity and consumer	2,151	3,167

Total non-accrual loans and leases	20,404	22,696
Other real estate and other repossessed assets	1,072	983

TOTAL NON-PERFORMING ASSETS	$21,476	$23,679

Troubled debt restructurings, still accruing	$8,802	$10,108

Non-accrual loans included $2.4 million and $2.5 million of TDRs for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had $3.7 million in residential mortgages and consumer home equity loans included in the table above that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of December 31, 2016 and 2015 is as follows:

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment Greater than 89 Days and Still Accruing
	(in thousands)
Commercial, secured by real estate	$6,082	$1,234	$9,313	$16,629	$2,539,972	$2,556,601	$—
Commercial, industrial and other	1,193	213	42	1,448	348,780	350,228	—
Leases	132	78	153	363	66,653	67,016	—
Real estate - residential mortgage	2,990	1,057	5,330	9,377	340,204	349,581	—
Real estate - construction	3,409	—	1,472	4,881	206,228	211,109	—
Home equity and consumer	1,260	129	2,049	3,438	335,922	339,360	10

	$15,066	$2,711	$18,359	$36,136	$3,837,759	$3,873,895	$10

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days	Total Past Due	Current	Total Loans and Leases	Recorded Investment Greater than 89 Days and Still Accruing
	(in thousands)
Commercial, secured by real estate	$1,465	$693	$7,853	$10,011	$1,751,578	$1,761,589	$—
Commercial, industrial and other	205	—	103	308	306,736	307,044	—
Leases	62	26	316	404	56,256	56,660	—
Real estate - residential mortgage	1,361	725	7,472	9,558	380,134	389,692	—
Real estate - construction	—	—	—	—	118,070	118,070	—
Home equity and consumer	876	141	3,498	4,515	330,376	334,891	331

	$3,969	$1,585	$19,242	$24,796	$2,943,150	$2,967,946	$331

Impaired Loans

Lakeland’s policy regarding impaired loans is discussed in Note 1 – Summary of Accounting Policies – Loans and Leases and Allowance for Loan and Lease Losses. The Company defines impaired loans as all non-accrual loans with recorded investments of $500,000 or greater. Impaired loans also includes all loans modified in troubled debt restructurings.

December 31, 2016	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$12,764	$13,195	$—	$229	$13,631
Commercial, industrial and other	603	603	—	24	1,109
Leases	—	—	—	—	—
Real estate - residential mortgage	1,880	3,146	—	16	2,430
Real estate - construction	1,471	1,471	—	—	12
Home equity and consumer	139	139	—	—	388

Loans with related allowance:
Commercial, secured by real estate	5,860	6,142	392	273	6,549
Commercial, industrial and other	349	349	12	17	360
Leases	—	—	—	—	1
Real estate - residential mortgage	1,031	1,100	31	30	1,011
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,188	1,211	94	59	1,184

Total:
Commercial, secured by real estate	$18,624	$19,337	$392	$502	$20,180
Commercial, industrial and other	952	952	12	41	1,469
Leases	—	—	—	—	1
Real estate - residential mortgage	2,911	4,246	31	46	3,441
Real estate - construction	1,471	1,471	—	—	12
Home equity and consumer	1,327	1,350	94	59	1,572

	$25,285	$27,356	$529	$648	$26,675

December 31, 2015	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$14,065	$14,712	$—	$344	$12,928
Commercial, industrial and other	209	887	—	14	749
Leases	—	—	—	—	—
Real estate - residential mortgage	2,195	2,242	—	—	2,096
Real estate - construction	—	—	—	—	94
Home equity and consumer	574	575	—	5	762

Loans with related allowance:
Commercial, secured by real estate	5,721	5,918	598	271	6,249
Commercial, industrial and other	1,023	1,023	77	32	717
Leases	6	6	1	—	—
Real estate - residential mortgage	832	865	73	37	840
Real estate - construction	380	380	21	13	308
Home equity and consumer	1,001	1,013	73	54	1,006

Total:
Commercial, secured by real estate	$19,786	$20,630	$598	$615	$19,177
Commercial, industrial and other	1,232	1,910	77	46	1,466
Leases	6	6	1	—	—
Real estate - residential mortgage	3,027	3,107	73	37	2,936
Real estate - construction	380	380	21	13	402
Home equity and consumer	1,575	1,588	73	59	1,768

	$26,006	$27,621	$843	$770	$25,749

December 31, 2014	Recorded Investment in Impaired Loans	Contractual Unpaid Principal Balance	Related Allowance	Interest Income Recognized	Average Investment in Impaired Loans
	(in thousands)
Loans without related allowance:
Commercial, secured by real estate	$14,172	$15,520	$—	$436	$16,092
Commercial, industrial and other	327	1,697	—	43	1,513
Real estate - residential mortgage	1,681	1,681	—	—	308
Real estate - construction	188	552	—	—	464
Home equity and consumer	741	741	—	7	153

Loans with related allowance:
Commercial, secured by real estate	5,666	5,818	634	156	3,858
Commercial, industrial and other	425	425	10	9	342
Real estate - residential mortgage	1,238	1,238	217	19	438
Home equity and consumer	1,255	1,255	1,031	41	975

Total:
Commercial, secured by real estate	$19,838	$21,338	$634	$592	$19,950
Commercial, industrial and other	752	2,122	10	52	1,855
Real estate - residential mortgage	2,919	2,919	217	19	746
Real estate - construction	188	552	—	—	464
Home equity and consumer	1,996	1,996	1,031	48	1,128

	$25,693	$28,927	$1,892	$711	$24,143

Interest which would have been accrued on impaired loans and leases during 2016, 2015 and 2014 was $1.7 million, $1.6 million and $1.8 million, respectively.

Credit Quality Indicators

The class of loans are determined by internal risk rating. Management closely and continually monitors the quality of its loans and leases and assesses the quantitative and qualitative risks arising from the credit quality of its loans and leases. It is the policy of Lakeland to require that a Credit Risk Rating be assigned to all commercial loans and loan commitments. The Credit Risk Rating System has been developed by management to provide a methodology to be used by Loan Officers, Department Heads and Senior Management in identifying various levels of credit risk that exist within Lakeland’s loan portfolios. The risk rating system assists Senior Management in evaluating Lakeland’s loan portfolio, analyzing trends and determining the proper level of required reserves to be recommended to the Board. In assigning risk ratings, management considers, among other things, a borrower’s debt service coverage, earnings strength, loan to value ratios, industry conditions and economic conditions. Management categorizes loans and commitments into a one (1) to nine (9) numerical structure with rating 1 being the strongest rating and rating 9 being the weakest. Ratings 1 through 5W are considered “Pass” ratings. “Pass” ratings on loans are given to loans that management considers to be of acceptable or better quality. A rating of 5W, or “Watch” is a loan that requires more than the usual amount of monitoring due to declining earnings, strained cash flow, increasing leverage and/or weakening market. These borrowers generally have limited additional debt capacity and modest coverage and average or below average asset quality, margins and market share. Rating 6, “Other Assets Especially Mentioned” is used for loans exhibiting identifiable credit weakness which if not checked or corrected could weaken the loan quality or inadequately protect the bank’s credit position at some future date. Rating 7, “Substandard,” is used on loans that are inadequately protected by the current sound worth and paying capacity of the obligors or of the collateral pledged, if any. A substandard loan has a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. Rating 8, “Doubtful,” are loans that exhibit all of the weaknesses inherent in substandard loans, but have the added characteristics that the weaknesses make collection or liquidation in full improbable on the basis of existing facts. Rating 9, “Loss,” is a rating for loans or portions of loans that are considered uncollectible and of such little value that their continuance as bankable loans is not warranted.

The following table shows Lakeland’s commercial loan portfolio as of December 31, 2016 and 2015, by the risk ratings discussed above (in thousands):

December 31, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other
RISK RATING			Real Estate - Construction
1	$—	$1,449	$—
2	—	26,743	—
3	82,102	36,644	—
4	729,281	135,702	28,177
5	1,615,331	129,366	175,595
5W - Watch	68,372	6,395	1,223
6 - Other assets especially mentioned	33,015	5,242	—
7 - Substandard	28,500	8,687	6,114
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$2,556,601	$350,228	$211,109

December 31, 2015	Commercial, Secured by Real Estate	Commercial, Industrial and Other
RISK RATING			Real Estate - Construction
1	$—	$3,517	$—
2	—	9,662	—
3	65,199	56,895	—
4	526,909	111,702	19,125
5	1,044,888	105,301	94,535
5W - Watch	43,342	4,259	146
6 - Other assets especially mentioned	34,570	4,105	1,851
7 - Substandard	46,681	11,603	2,413
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$1,761,589	$307,044	$118,070

This table does not include residential mortgage loans, consumer loans, or leases because they are evaluated on their payment status.

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

The following table details activity in the allowance for loan and lease losses by portfolio segment and the related recorded investment in loans and leases for the years ended December 31, 2016, 2015 and 2014:

December 31, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate - Residential Mortgage	Real Estate - Construction	Home Equity and Consumer	Total
	(in thousands)

Beginning balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$30,874
Charge-offs	(410)	(796)	(366)	(1,103)	—	(1,980)	(4,655)
Recoveries	297	202	31	8	18	247	803
Provision	1,113	(320)	423	471	743	1,793	4,223

Ending balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245

Ending balance: Individually evaluated for impairment	$392	$12	$—	$31	$—	$94	$529
Ending balance: Collectively evaluated for impairment	20,831	1,711	548	1,933	2,352	3,341	$30,716

Ending balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245

LOANS AND LEASES
Ending balance: Individually evaluated for impairment	$18,624	$952	$—	$2,911	$1,471	$1,327	$25,285
Ending balance: Collectively evaluated for impairment	2,536,858	349,001	67,016	346,670	209,638	338,019	$3,847,202
Ending balance: Loans acquired with deteriorated credit quality	1,119	275	—	—	—	14	1,408

Ending balance (1)	$2,556,601	$350,228	$67,016	$349,581	$211,109	$339,360	$3,873,895

(1)	Excludes deferred fees

December 31, 2015	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate - Residential Mortgage	Real Estate - Construction	Home Equity and Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684
Charge-offs	(1,821)	(205)	(548)	(375)	(20)	(1,511)	—	(4,480)
Recoveries	2,221	183	26	63	106	129	—	2,728
Provision	6,246	(537)	400	(1,120)	952	(1,576)	(2,423)	1,942

Ending balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$—	$30,874

Ending balance: Individually evaluated for impairment	$598	$77	$1	$73	$21	$73	$—	$843
Ending balance: Collectively evaluated for impairment	19,625	2,560	459	2,515	1,570	3,302	—	$30,031

Ending balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$—	$30,874

LOANS AND LEASES
Ending balance: Individually evaluated for impairment	$19,786	$1,232	$6	$3,027	$380	$1,575	$—	$26,006
Ending balance: Collectively evaluated for impairment	1,741,803	305,812	56,654	386,665	117,690	333,316	—	$2,941,940

Ending balance (1)	$1,761,589	$307,044	$56,660	$389,692	$118,070	$334,891	$—	$2,967,946

(1)	Excludes deferred fees

December 31, 2014	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate - Residential Mortgage	Real Estate - Construction	Home Equity and Consumer	Unallocated	Total
	(in thousands)

Beginning balance	$14,463	$5,331	$504	$3,214	$542	$2,737	$3,030	$29,821
Charge-offs	(2,282)	(999)	(597)	(827)	(25)	(2,697)	—	(7,427)
Recoveries	999	1,039	19	42	106	220	—	2,425
Provision	397	(2,175)	656	1,591	(70)	6,073	(607)	5,865

Ending balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684

Ending balance: Individually evaluated for impairment	$634	$10	$—	$217	$—	$1,031	$—	$1,892
Ending balance: Collectively evaluated for impairment	12,943	3,186	582	3,803	553	5,302	2,423	$28,792

Ending balance	$13,577	$3,196	$582	$4,020	$553	$6,333	$2,423	$30,684

LOANS AND LEASES
Ending balance: Individually evaluated for impairment	$19,838	$752	$—	$2,919	$188	$1,996	$—	$25,693
Ending balance: Collectively evaluated for impairment	1,509,923	237,500	54,749	428,271	63,832	335,646	—	$2,629,921

Ending balance (1)	$1,529,761	$238,252	$54,749	$431,190	$64,020	$337,642	$—	$2,655,614

(1)	Excludes deferred fees

Lakeland also maintains a reserve for unfunded lending commitments which are included in other liabilities. This reserve was $2.5 million and $2.0 million at December 31, 2016 and December 31, 2015, respectively. Lakeland analyzes the adequacy of the reserve for unfunded lending commitments in conjunction with its analysis of the adequacy of the allowance for loan and lease losses. For more information on this analysis, see “Risk Elements” in Management’s Discussion and Analysis.

Troubled Debt Restructurings

TDRs are those loans where significant concessions have been made due to borrowers’ financial difficulties. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate, an extended moratorium of principal payments and/or an extension of the maturity date at a stated interest rate lower than the current market rate of a new loan with similar risk. Lakeland considers the potential losses on these loans as well as the remainder of its impaired loans when considering the adequacy of the allowance for loan losses.

The following table summarizes loans that have been restructured during the periods presented:

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)

Commercial, secured by real estate	1	$303	$303	2	$1,458	$1,458
Commercial, industrial and other	—	—	—	3	1,934	1,934
Leases	—	—	—	1	14	14
Real estate - residential mortgage	1	255	255	—	—	—
Real estate - construction	—	—	—	1	396	396
Home equity and consumer	3	285	285	1	9	9

	5	$843	$843	8	$3,811	$3,811

The following table presents loans modified as TDRs within the previous 12 months from December 31, 2016 and 2015 that have defaulted during the subsequent twelve months:

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)

Commercial, secured by real estate	—	$—	—	$—
Real estate - residential mortgage	1	255	—	—
Home equity and consumer	1	162	—	—

	2	$417	—	$—

Related Party Loans

Lakeland has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on similar terms, including interest rates and collateral, as those prevailing for comparable transactions with other borrowers not related to Lakeland. At December 31, 2016 and 2015, loans to these related parties amounted to $22.3 million and $28.4 million, respectively. There were new loans of $5.8 million to related parties and repayments of $11.9 million from related parties in 2016.

Mortgages Held for Sale

Residential mortgages originated by the bank and held for sale in the secondary market are carried at the lower of cost or fair market value. Fair value is generally determined by the value of purchase commitments on individual loans. Losses are recorded as a valuation allowance and charged to earnings. As of December 31, 2016, Lakeland had $1.7 million in mortgages held for sale compared to $1.2 million as of December 31, 2015.

Leases

Future minimum lease payments of lease receivables are as follows (in thousands):

2017	$24,007
2018	18,588
2019	12,874
2020	7,962
2021	2,982
Thereafter	603

$67,016

Other Real Estate and Other Repossessed Assets

At December 31, 2016, Lakeland had other real estate owned and other repossessed assets of $1.1 million and $9,000, respectively. The other real estate owned that the Company held at December 31, 2016 included $1.1 million in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. At December 31, 2015, Lakeland had other real estate owned and other repossessed assets of $934,000 and $49,000, respectively. The other real estate owned that the Company held at December 31, 2015 included $805,000 in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure. For the years ended December 31, 2016, 2015 and 2014, Lakeland had writedowns of $0, $119,000 and $135,000, respectively, on other real estate and other repossessed assets which are included in other real estate and repossessed asset expense in the Statement of Income.

NOTE 6 - PREMISES AND EQUIPMENT

	Estimated	December 31,
	Useful Lives	2016	2015
		(in thousands)
Land	Indefinite	$10,981	$6,039
Buildings and building improvements	10 to 50 years	49,475	35,469
Leasehold improvements	10 to 25 years	12,967	10,361
Furniture, fixtures and equipment	2 to 30 years	33,692	35,900

		107,115	87,769
Less accumulated depreciation and amortization		54,879	51,888

		$52,236	$35,881

Depreciation expense was $5.0 million, $4.0 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 7 - TIME DEPOSITS

At December 31, 2016, the schedule of maturities of certificates of deposit is as follows (in thousands):

Year
2017	$356,419
2018	117,231
2019	32,815
2020	34,439
2021	4,004

$544,908

NOTE 8 - DEBT

Lines of Credit

As a member of the Federal Home Loan Bank of New York (FHLB), Lakeland has the ability to borrow overnight based on the market value of collateral pledged. As of December 31, 2016 and 2015, there were no overnight borrowings from the FHLB. As of December 31, 2016, Lakeland also had overnight federal funds lines available for it to borrow up to $192.0 million. Lakeland had borrowed $32.0 million and $115.0 million against these lines as of December 31, 2016 and 2015, respectively. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of December 31, 2016 or 2015.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Short-term borrowings at December 31, 2016 and 2015 consisted of short-term securities sold under agreements to repurchase and federal funds purchased. Securities underlying the agreements were under Lakeland’s control. The following tables summarize information relating to securities sold under agreements to repurchase and federal funds purchased for the years presented. For purposes of the tables, the average amount outstanding was calculated based on a daily average.

Federal Funds Purchased	2016	2015	2014
	(dollars in thousands)
Balance at December 31	$32,000	$115,000	$81,000
Interest rate at December 31	0.85%	0.65%	0.35%
Maximum amount outstanding at any month-end during the year	$133,434	$130,000	$117,000
Average amount outstanding during the year	$8,708	$22,734	$17,605
Weighted average interest rate during the year	0.71%	0.45%	0.39%

Securities Sold Under Agreements to Repurchase	2016	2015	2014
	(dollars in thousands)
Balance at December 31	$24,354	$36,234	$27,935
Interest rate at December 31	0.02%	0.02%	0.02%
Maximum amount outstanding at any month-end during the year	$32,872	$40,140	$54,550
Average amount outstanding during the year	$27,535	$31,293	$38,192
Weighted average interest rate during the year	0.03%	0.03%	0.03%

Other Borrowings

FHLB Debt

At December 31, 2016, advances from the FHLB totaling $220.9 million will mature within four years. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 1.81%.

At December 31, 2015, advances from the FHLB totaling $221.9 million will mature within three years. These advances are collateralized by certain securities and first mortgage loans. The advances had a weighted average interest rate of 1.38%.

FHLB debt matures as follows (in thousands):

2017	$115,039
2018	80,896
2019	19,930
2020	5,001

$220,866

Long-term Securities Sold Under Agreements to Repurchase

At December 31, 2016, Lakeland had $40.0 million in long-term securities sold under agreements to repurchase compared to $50.0 million at December 31, 2015. These borrowings were able to be called at various dates starting in 2010. These borrowings are collateralized by certain securities. The borrowings had a weighted average interest rate of 3.26% and 2.80% on December 31, 2016 and December 31, 2015, respectively. These long-term securities sold under agreements to repurchase mature as follows (in thousands):

2017	$—
2018	30,000
2019	—
Thereafter	10,000

$40,000

The above FHLB debt and long-term securities sold under agreements to repurchase are collateralized by certain securities. At times the market value of securities collateralizing our borrowings may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional securities to meet that margin call. As of December 31, 2016, the Company had $81.6 million in mortgage-backed securities pledged for its short-term and long-term securities sold under agreements to repurchase.

Subordinated Debentures

On September 30, 2016, the Company completed an offering of $75.0 million of fixed to floating rate subordinated notes due September 30, 2026. The notes will bear interest at a rate of 5.125% per annum until September 30, 2021 and will then reset quarterly to the then current three-month LIBOR plus 397 basis points until maturity in September, 2026, or their earlier redemption. The debt is included in Tier 2 capital for Lakeland Bancorp. Debt issuance costs totaled $1.5 million and are being amortized to maturity. Subordinated debt is presented net of issuance costs on the consolidated balance sheet.

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

In June 2016, the Company entered into two cash flow swaps in order to hedge the variable cash outflows associated with the junior subordinated debentures issued to Lakeland Capital Trust II and Lakeland Capital Trust IV. For more information please see Note 18 – Derivatives.

NOTE 9 - STOCKHOLDERS’ EQUITY

On December 14, 2016, the Company successfully completed an at-the-market common stock issuance. A total of 2,739,650 shares of the Company’s common stock were sold at a weighted average price of $18.25, representing gross proceeds to the Company of approximately $50.0 million. Net proceeds from the transaction, after the sales commission and other expenses, were approximately $48.7 million.

On July 1, 2016, the Company completed its acquisition of Harmony Bank, a bank located in Ocean County, NJ. Lakeland Bancorp issued an aggregate of 3,201,109 shares of its common stock in the merger. Outstanding Harmony stock options were paid out in cash at the difference between $14.31 (Lakeland’s closing stock price on July 1, 2016 of $11.45 multiplied by 1.25) and the average strike price of $9.07 for a total cash payment of $869,000.

On January 7, 2016, the Company completed its acquisition of Pascack Bancorp, Inc. (“Pascack”), a bank holding company headquartered in Waldwick, New Jersey. Lakeland Bancorp issued 3,314,284 shares of its common stock in the merger and paid approximately $4.5 million in cash, including the cash paid in connection with the cancellation of Pascack stock options. Outstanding Pascack stock options were paid out in cash at the difference between $11.35 and an average strike price of $7.37 for a total cash payment of $122,000.

In the second quarter of 2014, the Company paid a 5% stock dividend.

NOTE 10 - INCOME TAXES

The components of income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current tax provision	$22,308	$16,991	$15,193
Deferred tax benefit	(987)	(824)	(34)

Total provision for income taxes	$21,321	$16,167	$15,159

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate of 35% is as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Federal income tax, at statutory rates	$21,994	$17,028	$16,201
Increase (deduction) in taxes resulting from:
Tax-exempt income	(1,671)	(1,467)	(1,387)
State income tax, net of federal income tax effect	552	132	337
Other, net	446	474	8

Provision for income taxes	$21,321	$16,167	$15,159

The net deferred tax asset consisted of the following:

	December 31,
	2016	2015
Deferred tax assets:	(in thousands)
Allowance for loan and lease losses	$13,775	$13,445
Stock based compensation plans	1,095	857
Purchase accounting fair market value adjustments	2,752	431
Non-accrued interest	730	632
Deferred compensation	2,648	2,207
Depreciation and amortization	1,486	—
Other-than-temporary impairment loss on investment securities	255	255
Unrealized losses on securities available for sale	292	—
Unfunded pension benefits	—	9
Other, net	767	579

Deferred tax assets	23,800	18,415

Deferred tax liabilities:
Core deposit intangible from acquired companies	1,366	631
Undistributed income from subsidiary not consolidated for tax return purposes (REIT)	924	845
Deferred loan costs	1,545	1,433
Prepaid expenses	641	549
Depreciation and amortization	—	1,440
Deferred gain on securities	194	194
Unfunded pension benefits	18	—
Unrealized gains on securities available for sale	—	622
Unrealized gains on hedging derivative	361	—
Other	841	591

Deferred tax liabilities	5,890	6,305

Net deferred tax assets, included in other assets	$17,910	$12,110

The Company recorded net deferred tax assets (liabilities) of $4.4 million and ($164,000) as a result of the acquisitions of Pascack and Harmony, respectively.

The Company evaluates the realizability of its deferred tax assets by examining its earnings history and projected future earnings and by assessing whether it is more likely than not that carryforwards would not be realized. Based upon the majority of the Company’s deferred tax assets having no expiration date, the Company’s earnings history, and the projections of future earnings, the Company’s management believes that it is more likely than not that all of the Company’s deferred tax assets as of December 31, 2016 will be realized.

The Company evaluates tax positions that may be uncertain using a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company had an unrecognized tax benefit of $111,000 as of December 31, 2013. In 2014, the Company reevaluated this unrecognized tax benefit and concluded that based on current information the tax position that it has taken is more likely than not to be upheld. Therefore, the Company recognized the tax benefit in the fourth quarter of 2014.

The Company is subject to U.S. federal income tax law as well as income tax of various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for the years before 2014 or to state and local examinations by tax authorities for the years before 2013.

NOTE 11 - EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a profit sharing plan for all its eligible employees. The Company’s annual contribution to the plan is determined by its Board of Directors. Annual contributions are allocated to participants on a point basis with accumulated benefits payable at retirement, or, at the discretion of the plan committee, upon termination of employment. Contributions made by the Company were approximately $600,000 a year for each of the years ended 2016, 2015, and 2014.

Benefit Obligations from Somerset Hills Acquisition

Somerset Hills, acquired by the Company in 2013, entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its former Chief Executive Officer and its Chief Financial Officer which entitles them to a benefit of $48,000 and $24,000, respectively, per year for 15 years after the earlier of retirement or death. The beneficiary of the Chief Financial Officer is currently being paid out under the plan. As of December 31, 2016 and 2015, the Company has a liability of $717,000 and $745,000, respectively, for these SERPs and has recognized an expense of $0, $95,000 and $109,000 in 2016, 2015 and 2014, respectively.

Retirement Savings Plans (401(k) plans)

Beginning in January 2002, the Company began contributing to its 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 50% of the employee’s contributions. The Company’s contributions in 2016, 2015 and 2014 totaled $911,000, $760,000 and $740,000, respectively.

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

The accumulated benefit obligation as of December 31, 2015 is as follows:

(in thousands)	2015
Accumulated postretirement benefit obligation	$2,334
Interest cost	14
Actuarial loss	213
Divestiture curtailments or settlements	(2,508)
Estimated benefit payments	(53)

Total accumulated postretirement benefit obligation	—

Fair value of plan assets beginning of period	2,020
Return on plan assets	9
Benefits paid	(2,561)
Contribution	532

Fair value of plan assets at end of year	—

Funded status	—
Unrecognized net actuarial loss	—

Liability	$—

Accumulated benefit obligation	$—

The components of net periodic pension cost are as follows:

(in thousands)	2015	2014
Amortization of actuarial loss	$84	$39
Interest cost on APBO	14	94
Expected return on plan assets	(74)	(95)

Net periodic postretirement cost	$24	$38

Deferred Compensation Arrangements

High Point Financial Corp., a bank holding company acquired in 1999, had established deferred compensation arrangements for certain directors and executives of High Point Financial Corp. and its subsidiary, the National Bank of Sussex County. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company’s liabilities under these arrangements are being accrued from the commencement of the plans over the participants’ remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets. For the years ended December 31, 2016, 2015 and 2014, there were expenses related to this plan of $3,000, $4,000 and $16,000, respectively. As of December 31, 2016 and 2015, the accrued liability for these plans was $214,000 and $241,000, respectively.

Supplemental Executive Retirement Plans

In 2003, the Company entered into a supplemental executive retirement plan (SERP) agreement with its former CEO that provides annual retirement benefits of $150,000 a year for a 15 year period when the former CEO reached the age of 65. Our former CEO retired and is receiving annual retirement benefits pursuant to the plan. In 2008, the Company entered into a SERP agreement with its current CEO that provides annual retirement benefits of $150,000 for a 15 year period when the CEO reaches the age of 65. In November 2008, the Company entered into a SERP with its Regional President and Chief Operating Officer that provides annual retirement benefits of $90,000 a year for a 10 year period upon his reaching the age of 65. In December 2014, the Company entered into a SERP with a Regional President that provides $84,500 a year for a 15 year period upon his reaching the age of 66 in November 2016. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies. In 2016, 2015 and 2014, the Company recorded compensation expense of $746,000, $814,000 and $359,000, respectively, for these plans.

Deferred Compensation Agreement

In February 2015, the Company entered into a Deferred Compensation Agreement with its CEO where it would contribute $16,500 monthly into a deferral account which would earn interest at an annual rate of the Company’s prior year return on equity, provided that the Company’s return on equity remained in a range of 0% to 15%. The Company has agreed to make such contributions each month that the CEO is actively employed from February 2015 through December 31, 2022. The expense incurred in 2016 and 2015 was $222,000 and $188,000, respectively, and the accrued liability at December 31, 2016 and 2015 was $410,000 and $188,000, respectively. Following the CEO’s normal retirement date, he shall be paid out in 180 consecutive monthly installments.

Elective Deferral Plan

In March 2015, the Company established an Elective Deferral Plan for eligible executives in which the executive may elect to contribute a portion of his base salary and bonus to a deferral account which will earn an interest rate of 75% of the Company’s prior year return on equity provided that the return on equity remains in the range of 0% to 15%. The Company recorded an expense of $22,000 and $3,000 in 2016 and 2015, respectively, and had a liability recorded of $512,000 and $190,000 at December 31, 2016 and 2015, respectively.

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

	December 31,
	2016	2015
	(in thousands)
Accrued plan cost included in other liabilities	$671	$702

Amount not recognized as component of net postretirement benefit cost
Recognized in accumulated other comprehensive income Net actuarial gain	$(2)	$(41)
Unrecognized prior service cost	—	—

Amounts not recognized as a component of net postretirement benefit (benefit)	$(2)	$(41)

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Net periodic plan cost included the following components:
Service cost	$19	$19	$26
Interest cost	26	46	39
Amortization of prior service cost	12	13	14

	$57	$78	$79

A discount rate of 3.68% and 3.87% was assumed in the plan valuation for 2016 and 2015, respectively. As the benefit amount is not dependent upon compensation levels, a rate of increase in compensation assumption was not utilized in the plan valuation.

The director’s retirement plan holds no plan assets. The benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

2017	$70
2018	75
2019	63
2020	63
2021	37
2022 - 2026	223

The Company expects its contribution to the director’s retirement plan to be $70,000 in 2017.

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost in 2017 is $1,000.

NOTE 13 - STOCK-BASED COMPENSATION

Employee Stock Option Plans

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

The Company has outstanding stock options issued to its directors as well as options assumed under the Somerset Hills’ stock option plans at the time of merger. As of both December 31, 2016 and 2015, 111,829 options granted to directors were outstanding. As of December 31, 2016 and 2015, there were 23,415 and 64,057 options outstanding, respectively, under the Somerset Hills’ stock option plans.

Excess tax benefits of stock based compensation were $67,000, $59,000 and $70,000 for the years 2016, 2015 and 2014, respectively.

A summary of the status of the Company’s option plans as of December 31, 2016 and the changes during the year ending on that date is represented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, beginning of year	175,892	$8.38		$602,236
Granted	—	—
Exercised	(40,642)	7.00
Expired	—	—
Forfeited	—	—

Outstanding, end of year	135,250	$8.79	4.18	$1,450,533

Options exercisable at year-end	124,750	$8.72	3.99	$1,343,437

A summary of the Company’s non-vested options under the Company’s option plans as of December 31, 2016 and changes for the year then ended is presented below.

	Shares	Weighted- Average Grant-date Fair Value

Non-vested, January 1, 2016	21,001	$3.31
Granted	—	—
Vested	(10,500)	3.31

Non-vested, December 31, 2016	10,501	$3.31

As of December 31, 2016, there was $14,000 of unrecognized compensation expense related to unvested stock options under the 2009 Equity Compensation Program. Compensation expense recognized for stock options was $35,000, $35,000 and $42,000 for 2016, 2015 and 2014, respectively.

The aggregate intrinsic values of options exercised in 2016 and 2015 were $292,000 and $68,000, respectively. Exercise of stock options during 2016 and 2015 resulted in cash receipts of $285,000 and $124,000, respectively. The total fair value of options that vested in 2016 and 2015 were $35,000 and $35,000, respectively.

Information regarding the Company’s restricted stock for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Price

Outstanding, January 1, 2016	73,500	$9.33
Granted	23,952	10.02
Vested	(54,362)	9.33
Forfeited	(215)	9.12

Outstanding, December 31, 2016	42,875	$9.72

In 2016 the Company granted 23,952 shares of restricted stock to non-employee directors at a grant date fair value of $10.02 per share under the Company’s 2009 Equity Compensation Program. These shares will vest over a one year period, totaling $240,000 in compensation expense. No restricted stock was granted in 2015. In 2014, the Company granted 1,942 shares of restricted stock at a grant date fair value of $11.21 per share under the Company’s 2009 Equity Compensation Program. These shares vest over a five year period. Compensation expense on these shares is expected to average approximately $4,000 per year for the next five years.

The total fair value of the restricted stock vested during the year ended December 31, 2016 was approximately $507,000. Compensation expense recognized for restricted stock was $353,000, $497,000 and $707,000 in 2016, 2015 and 2014, respectively. There was approximately $74,000 in unrecognized compensation expense related to restricted stock grants as of December 31, 2016, which is expected to be recognized over a period of 0.38 years.

In 2016, the Company granted 180,926 RSUs at a weighted average grant date fair value of $10.45 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a holder of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on these restricted stock units is expected to average approximately $630,000 per year over a three year period. In 2015, the Company granted 137,009 RSUs at a weighted average grant date fair value of $11.08 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. Compensation expense on these restricted stock units is expected to average approximately $506,000 per year over a three year period. In 2014, the Company granted 127,791 RSUs at a weighted average grant date fair value of $10.65 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average $453,000 per year over a three year period. Compensation expense for restricted stock units was $1.5 million, $1.1 million and $641,000 in 2016, 2015 and 2014, respectively. There was approximately $1.4 million in unrecognized compensation expense related to restricted stock units as of December 31, 2016, which is expected to be recognized over a period of 1.2 years.

Information regarding the Company’s RSUs and changes during the year ended December 31, 2016 is as follows:

	Number of RSUs	Weighted Average Price

Outstanding, January 1, 2016	200,910	$10.87
Granted	180,926	10.45
Vested	(66,749)	10.28
Forfeited	(12,743)	10.72

Outstanding, December 31, 2016	302,344	$10.76

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

Lakeland is obligated under various non-cancelable operating leases on building and land used for office space and banking purposes. These leases contain renewal options and escalation clauses. Rent expense under long-term operating leases amounted to approximately $3.2 million, $2.7 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, including rent expense to related parties of $141,000 in 2016, $143,000 in 2015, and $139,000, in 2014. At December 31, 2016, the

minimum commitments under all noncancellable leases with remaining terms of more than one year and expiring through 2033 are as follows (in thousands):

Year
2017	$3,179
2018	3,080
2019	2,889
2020	2,660
2021	2,470
Thereafter	17,701

$31,979

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

Lakeland generally requires collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2016	2015
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$921,979	$773,058
Standby letters of credit and financial guarantees written	15,170	11,060

At December 31, 2016 and 2015 there were $10,000 and $8,000, respectively, in commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings.

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

Standby letters of credit are conditional commitments issued by Lakeland to guarantee the payment by or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Lakeland holds deposit accounts, residential or commercial real estate, accounts receivable, inventory and equipment as collateral to support those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2016 and 2015 varies based on management’s credit evaluation.

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

The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2016 is $15.2 million and they expire through 2024. Lakeland’s exposure under these letters of credit would be reduced by actual performance, subsequent termination by the beneficiaries and by any proceeds that Lakeland obtained in liquidating the collateral for the loans, which varies depending on the customer.

As of December 31, 2016, Lakeland had $922.0 million in loan and lease commitments, with $646.1 million maturing within one year, $128.4 million maturing after one year but within three years, $12.7 million maturing after three years but within five years, and $134.9 million maturing after five years. As of December 31, 2016, Lakeland had $15.2 million in standby letters of credit, with $14.6 million maturing within one year, $481,000 maturing after one year but within three years, $32,000 maturing after three years but within five years and $80,000 maturing after five years.

Lakeland grants loans primarily to customers in New Jersey, the Hudson Valley Region in New York State, and surrounding areas. Certain of Lakeland’s consumer loans and lease customers are more diversified nationally. Although Lakeland has a diversified loan portfolio, a large portion of its loans are secured by commercial or residential real property. Although Lakeland has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy. Commercial and standby letters of credit were granted primarily to commercial borrowers.

NOTE 16 - COMPREHENSIVE INCOME

The Company reports comprehensive income in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented:

	Year Ended December 31, 2016
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(1,816)	$778	$(1,038)
Less reclassification adjustment for net gains realized in net income	370	(137)	233

Net unrealized losses on available for sale securities	(2,186)	915	(1,271)
Unrealized gain on derivatives	1,033	(361)	672
Change in pension liabilities	70	(28)	42

Other comprehensive loss, net	$(1,083)	$526	$(557)

	Year Ended December 31, 2015
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(375)	$155	$(220)
Less reclassification adjustment for net gains realized in net income	241	(84)	157

Net unrealized losses on available for sale securities	(616)	239	(377)
Change in pension liabilities	3	1	4

Other comprehensive loss, net	$(613)	$240	$(373)

	Year Ended December 31, 2014
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$9,663	$(3,483)	$6,180
Less reclassification adjustment for net gains realized in net income	3	(1)	2

Net unrealized gains on available for sale securities	9,660	(3,482)	6,178
Change in pension liabilities	31	(11)	20

Other comprehensive income, net	$9,691	$(3,493)	$6,198

	For the Year Ended December 31, 2016				For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Pension Items	Total	Unrealized Gains and Losses on Available- for-Sale Securities	Pension Items	Total	Unrealized Gains and Losses on Available- for-Sale Securities	Pension Items	Total
Beginning balance	$1,154	$—	$(4)	$1,150	$1,531	$(8)	$1,523	$(4,647)	$(28)	$(4,675)

	(in thousands)
Other comprehensive income (loss) before classifications	(1,038)	672	42	(324)	(220)	4	(216)	6,180	20	6,200

Amounts reclassified from accumulated other comprehensive income	(233)	—	—	(233)	(157)	—	(157)	(2)	—	(2)

Net current period other comprehensive income (loss)	(1,271)	672	42	(557)	(377)	4	(373)	6,178	20	6,198

Ending balance	$(117)	$672	$38	$593	$1,154	$(4)	$1,150	$1,531	$(8)	$1,523

Note: All amounts are net of tax.

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the year ended December 31, 2016 and 2015, the Company did not make any transfers between recurring Level 1 fair value measurements and recurring Level 2 fair value measurements. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,931	$111,428	$—	$117,359
Mortgage-backed securities	—	413,725	—	413,725
Obligations of states and political subdivisions	—	48,326	—	48,326
Corporate debt securities	—	5,412	—	5,412
Equity securities	7,748	14,134	—	21,882

Total securities available for sale	13,679	593,025	—	606,704

Other Assets(1)	—	3,378	—	3,378

Total Assets	$13,679	$596,403	$—	$610,082

Liabilities:
Other Liabilities(1)	$—	$2,345	$—	$2,345

Total Liabilities	$—	$2,345	$—	$2,345

(1)	Derivatives

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$4,888	$92,245	$—	$97,133
Mortgage-backed securities	—	289,572	—	289,572
Obligations of states and political subdivisions	—	36,498	—	36,498
Corporate debt securities	—	501	—	501
Equity securities	5,052	13,593	—	18,645

Total securities available for sale	9,940	432,409	—	442,349

Other Assets(1)	—	1,518	—	1,518

Total Assets	$9,940	$433,927	$—	$443,867

Liabilities:
Other Liabilities(1)	$—	$1,518	$—	$1,518

Total Liabilities	$—	$1,518	$—	$1,518

(1)	Non-hedging interest rate derivatives

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

December 31, 2016	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$25,285	$25,285
Loans held for sale	—	1,742	—	1,742
Other real estate owned and other repossessed assets	—	—	1,072	1,072

December 31, 2015	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
	(in thousands)
Assets:
Impaired Loans and Leases	$—	$—	$26,006	$26,006
Loans held for sale	—	1,233	—	1,233
Other real estate owned and other repossessed assets	—	—	983	983

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

The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2016 and December 31, 2015 are outlined below.

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

The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $34.6 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. These are investments that management performs a credit analysis on before investing in these securities.

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

The net loan portfolio at December 31, 2016 and December 31, 2015 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate for new loans with similar credit risk. The valuation of our loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2016 and December 31, 2015:

December 31, 2016	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Financial Assets:
Investment securities held to maturity	$147,614	$146,990	$—	$111,403	$35,587
Federal Home Loan and other membership bank stock	15,099	15,099	—	15,099	—
Loans and leases, net	3,839,353	3,832,465	—	—	3,832,465

Financial Liabilities:
Certificates of deposit	544,908	543,399	—	543,399	—
Other borrowings	260,866	264,586	—	264,586	—
Subordinated debentures	104,784	94,476	—	—	94,476

December 31, 2015
Financial Assets:
Investment securities held to maturity	$116,740	$117,594	$—	$110,293	$7,301
Federal Home Loan and other membership bank stock	14,087	14,087	—	14,087	—
Loans and leases, net	2,934,326	2,930,188	—	—	2,930,188

Financial Liabilities:
Certificates of deposit	343,321	341,998	—	341,998	—
Other borrowings	271,905	275,409	—	275,409	—
Subordinated debentures	31,238	24,366	—	—	24,366

NOTE 18 - DERIVATIVES

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. As of December 31, 2016 and 2015, Lakeland had $7.5 million and $2.5 million, respectively, in securities pledged for collateral on its interest rate swaps.

In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its floating rate subordinated debentures (See Note 8). The notional value of these hedges was $30.0 million. The Company’s objective in using the cash flow hedge is to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2016, the Company did not record any hedge ineffectiveness. The Company recognized $49,000 of accumulated other comprehensive income that was reclassified into interest expense during 2016.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $30,000 will be reclassified as an increase to interest expense should the rate environment remain the same.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

December 31, 2016	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$129,252	10.9	4.030%	1 Mo. LIBOR + 2.10	$(2,345)
3rd party interest rate swaps	(129,252)	10.9	4.030%	1 Mo. LIBOR + 2.10	2,345
Interest rate swap (cash flow hedge)	30,000	4.5	1.10%	3 Mo. LIBOR	1,033

December 31, 2015	Notional Amount	Average Maturity (Years)	Weighted Average Rate Fixed	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$35,664	14.6	4.540%	1 Mo. LIBOR + 2.00	$1,518
3rd party interest rate swaps	(35,664)	14.6	4.540%	1 Mo. LIBOR + 2.00	(1,518)

NOTE 19 - REGULATORY MATTERS

The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

The New Jersey Banking Act of 1948 restricts the amount of dividends paid on the capital stock of New Jersey chartered banks. Accordingly, no dividends shall be paid by such banks on their capital stock unless, following the payment of such dividends, the capital stock of Lakeland will be unimpaired, and: (1) Lakeland will have a surplus, as defined, of not less than 50% of its capital stock, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of Lakeland. Under these limitations, approximately $480.9 million was available for payment of dividends from Lakeland to the Company as of December 31, 2016.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Lakeland to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2016, that the Company and Lakeland met all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the FDIC categorized Lakeland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Lakeland must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of December 31, 2016 and 2015, the Company and Lakeland have the following capital ratios based on the then current regulations:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2016	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)

Total capital (to risk-weighted assets)
Company	$549,391	13.48%	> $	325,965	> 8.00%		N/A	N/A
Lakeland	530,458	13.03		325,561	8.00	> $	406,952	> 10.00%

Tier 1 capital (to risk-weighted assets)
Company	$442,124	10.85%	> $	244,474	> 6.00%		N/A	N/A
Lakeland	496,737	12.21		244,171	6.00	> $	325,561	> 8.00%

Common equity Tier 1 capital (to risk-weighted assets)
Company	$412,124	10.11%	> $	183,355	> 4.50%		N/A	N/A
Lakeland	496,737	12.21		183,128	4.50	> $	264,519	> 6.50%

Tier 1 capital (to average assets)
Company	$442,124	9.07%	> $	194,927	> 4.00%		N/A	N/A
Lakeland	496,737	10.21		194,691	4.00	> $	243,364	> 5.00%

						To Be Well Capitalized Under
			For Capital Adequacy			Prompt Corrective Action
	Actual		Purposes			Provisions
December 31, 2015	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(dollars in thousands)

Total capital (to risk-weighted assets)
Company	$351,779	11.61%	> $	242,299	> 8.00%		N/A	N/A
Lakeland	328,574	10.87		241,880	8.00	> $	302,350	> 10.00%

Tier 1 capital (to risk-weighted assets)
Company	$318,867	10.53%	> $	181,724	> 6.00%		N/A	N/A
Lakeland	295,662	9.78		181,410	6.00	> $	241,880	> 8.00%

Common equity Tier 1 capital (to risk-weighted assets)
Company	$288,867	9.54%	> $	136,293	> 4.50%		N/A	N/A
Lakeland	295,662	9.78		136,057	4.50	> $	196,527	> 6.50%

Tier 1 capital (to average assets)
Company	$318,867	8.70%	> $	146,594	> 4.00%		N/A	N/A
Lakeland	295,662	8.08		146,453	4.00	> $	183,066	> 5.00%

The final rules implementing the Basel Committee on Banking Supervisions capital guidelines for U.S. Banks became effective for the Company on January 1, 2015, with full compliance with all the final rule’s requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019. The Basel Rules require a “capital conservation buffer.” When fully phased in on January 1, 2019, the Company and Lakeland will be required to maintain a 2.5% capital conservation buffer in addition to the minimum capital ratios set forth in the above table. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% every January 1 until it reaches 2.5% on January 1, 2019.

NOTE 20 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill of $135.7 million and $110.0 million at December 31, 2016 and December 31, 2015, respectively, which includes $10.5 million from the Harmony merger in 2016, $15.3 million from the Pascack merger in 2016 and $110.0 million from prior acquisitions.

Core Deposit Intangible was $3.3 million on December 31, 2016 compared to $1.5 million on December 31, 2015. The Company recorded $1.0 million, $1.5 million and $2.7 million in core deposit intangible for the Harmony, Pascack and Somerset Hills acquisitions, respectively. In 2016, it has amortized $734,000 in core deposit intangible including $275,000, $366,000 and $93,000 for Pascack, Somerset Hills and Harmony, respectively. The estimated future amortization expense for each of the succeeding five years ended December 31 is as follows (in thousands):

For the Year Ended	Somerset Hills	Pascack	Harmony
2017	$316	$248	$176
2018	267	220	157
2019	218	193	139
2020	168	165	120
2021	119	138	102

NOTE 21 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands)
ASSETS
Cash and due from banks	$11,675	$15,921
Investment securities, available for sale	7,757	5,060
Investment securities, held to maturity	1,000	1,000
Investment in subsidiaries	631,500	406,538
Other assets	5,018	3,265

TOTAL ASSETS	$656,950	$431,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$2,122	$30
Subordinated debentures	104,784	31,238
Total stockholders’ equity	550,044	400,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$656,950	$431,784

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
INCOME
Dividends from subsidiaries	$20,687	$23,376	$16,581
Other income	199	1,987	102

TOTAL INCOME	20,886	25,363	16,683

EXPENSE
Interest on subordinated debentures	2,171	1,009	1,068
Noninterest expenses	442	605	313

TOTAL EXPENSE	2,613	1,614	1,381

Income before (benefit) provision for income taxes	18,273	23,749	15,302
Income taxes (benefit) provision	(845)	67	(447)

Income before equity in undistributed income of subsidiaries	19,118	23,682	15,749
Equity in undistributed income of subsidiaries	22,400	8,799	15,380

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$41,518	$32,481	$31,129

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,518	$32,481	$31,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on securities	—	(29)	—
Amortization of subordinated debt costs	30	—	—
Gain on early extinguishment of debt	—	(1,830)	—
(Increase) decrease in other assets	(922)	3,861	(174)
Increase (decrease) in other liabilities	1,010	176	(46)
Equity in undistributed income of subsidiaries	(22,400)	(8,799)	(15,380)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,236	25,860	15,529

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in acquisition	(5,356)	—	—
Purchases of available for sale securities	(62)	(56)	(471)
Purchases of held to maturity securities	—	(1,000)	—
Sale of land held for sale	—	—	60
Proceeds from sale of available for sale securities	—	29	—
Contribution to subsidiary	(124,373)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(129,791)	(1,027)	(411)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common and preferred stock	(16,007)	(12,586)	(10,836)
Issuance of stock to the dividend reinvestment and stock purchase plan	—	—	77
Proceeds from issuance of common stock, net	48,678	22	—
Proceeds from issuance of subordinated debt, net	73,516	—	—
Redemption of subordinated debentures, net	—	(8,170)	—
Retirement of restricted stock	(206)	(254)	(104)
Excess tax benefits	43	59	70
Exercise of stock options	285	124	90

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	106,309	(20,805)	(10,703)

Net increase (decrease) in cash and cash equivalents	(4,246)	4,028	4,415
Cash and cash equivalents, beginning of year	15,921	11,893	7,478

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,675	$15,921	$11,893

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

ITEM 9A – Controls and Procedures.

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

Based on their evaluation as of December 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

As of December 31, 2016, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, audited our internal control over financial reporting as of December 31, 2016. Their report, dated March 15, 2017, expressed an unqualified opinion on our internal control over financial reporting.

Remediation of Material Weakness

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), during the fourth quarter of 2015, management identified a material weakness in internal controls over the completeness and accuracy of the information used to determine the qualitative component of the allowance for loan and lease losses estimate. This material weakness in internal controls occurred due to the control operator not executing the review control, as designed, of the completeness and accuracy of the information used in the qualitative component of the allowance for loan and lease losses estimate as of December 31, 2015. No restatement of prior period financial statements and no change in previously issued financial results were required as a result of this weakness in internal control. Management took steps to remediate this weakness by enhancing review controls, including adding an additional independent level of review over the information used to determine the qualitative component in the allowance for loan and lease losses estimation process. Management evaluated these new controls and procedures and, as stated above, determined that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Controls Over Financial Reporting

Other than the changes described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lakeland Bancorp, Inc.:

We have audited Lakeland Bancorp, Inc. (a New Jersey Corporation) and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 15, 2017

ITEM 9B – Other Information.

None.

PART III

ITEM 10 - Directors, Executive Officers and Corporate Governance.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders.

ITEM 11 - Executive Compensation.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under the Company’s Amended and Restated 2000 Equity Compensation Program and the Company’s 2009 Equity Compensation Program as of December 31, 2016. These plans were the Company’s only equity compensation plans in existence as of December 31, 2016. The 2009 Equity Compensation Program is the successor to the 2000 Equity Compensation Program, and no additional awards will be granted under the 2000 Equity Compensation Program. No warrants or rights may be granted, or are outstanding, under the 2000 or the 2009 Equity Compensation Programs.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity Compensation Plans Approved by Shareholders	457,055	$9.16	1,411,766
Equity Compensation Plans Not Approved by Shareholders	—	—	—

TOTAL	457,055	$9.16	1,411,766

The number in column (a) does not include a total of 23,415 shares of Lakeland common stock that are issuable upon the exercise of options assumed in the Somerset Hills merger with a weighted average exercise price of $7.03.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders.

ITEM 14 - Principal Accounting Fees and Services.

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules.

(a) 1. The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	Consolidated Balance Sheets as of December 31, 2016 and 2015.

(ii)	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2016.

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016.

(v)	Notes to Consolidated Financial Statements.

(vi)	Report of Independent Registered Public Accounting Firm.

(vii)	Report of Former Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted as the information, if applicable, is presented in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

2.1	Agreement and Plan of Merger, dated as of August 3, 2015, by and between the Registrant and Pascack Bancorp, Inc., is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2015.

2.2	Agreement and Plan of Merger, dated as of February 17, 2016, by and among the Registrant, Lakeland Bank and Harmony Bank, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2016.

3.1	Registrant’s Restated Certificate of Incorporation, dated May 19, 2005, including Certificate of Amendment dated February 4, 2009 to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2009.

3.2	Certificate of Amendment, dated January 29, 2009, to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2009.

3.3	Certificate of Amendment, dated May 8, 2013, to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2013.

3.4	Registrant’s Amended and Restated Bylaws are incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

4.1	Indenture, dated as of September 30, 2016, between Lakeland Bancorp, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2016.

4.2	First Supplemental Indenture, dated as of September 30, 2016, between Lakeland Bancorp, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2016.

10.1	Lakeland Bancorp, Inc. Amended and Restated 2000 Equity Compensation Program is incorporated by reference to Appendix A to the Registrant’s definitive proxy materials for its 2005 Annual Meeting of Shareholders.

10.2	Lakeland Bancorp, Inc. 2009 Equity Compensation Program, as amended and restated effective February 27, 2014, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2014.

10.3	Employment Agreement, dated as of April 2, 2008 and executed on May 22, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.4	Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2008.

10.5	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6	Change of Control Agreement dated March 1, 2001, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh is incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.7	Amendments to Change of Control Agreements, dated March 10, 2003, among Lakeland Bancorp, Inc., Lakeland Bank and each of Joseph F. Hurley and Robert A. Vandenbergh are incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8	Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated, is incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.9	Change in Control, Severance and Employment Agreement, dated as of November 24, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.10	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.11	Second Amendatory Agreement to Change in Control Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.12	Supplemental Executive Retirement Plan Agreement, effective as of December 23, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.13	Amendment No. 3 to Salary Continuation Agreement, dated as of December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

10.14	Change in Control Agreement, dated as of June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.15	Somerset Hills Bancorp 2001 Combined Stock Option Plan is incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.16	Somerset Hills Bancorp 2007 Equity Incentive Plan is incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.17	Somerset Hills Bancorp 2012 Equity Incentive Plan is incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 3, 2013.

10.18	Change of Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.19	Deferred Compensation Agreement, dated February 27, 2015, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2015.

10.20	Lakeland Bancorp, Inc. Elective Deferral Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2015.

10.21	Amendment, dated August 7, 2015, to Employment Agreement, dated April 2, 2008 and executed May 22, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.22	Amendment, dated August 7, 2015, to Change in Control Agreement, dated March 1, 2001, as amended by agreements dated March 10, 2003 and December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Joseph F. Hurley, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.23	Amendment, dated August 7, 2015, to Change in Control Agreement, dated March 1, 2001, as amended by agreements dated March 10, 2003 and December 31, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.24	Amendment, dated August 7, 2015, to Change in Control Agreement, dated June 12, 2009, among Lakeland Bancorp, Inc., Lakeland Bank and Ronald E. Schwarz, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2015.

10.25	Amendment, dated August 7, 2015, to Change in Control Agreement, dated November 24, 2008, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa, is incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.26	Amendment, dated August 7, 2015, to Change in Control Agreement, dated October 31, 2013, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson, is incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

10.27	Change in Control Agreement, dated as of April 11, 2016, among Lakeland Bancorp, Inc., Lakeland Bank and James Nigro, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016.

10.28	Amendatory Agreement, dated as of January 1, 2017, to Change in Control Agreement, dated as of March 1, 2001, as amended, among Lakeland Bancorp, Inc., Lakeland Bank and Robert A. Vandenbergh, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2017.

10.29	Amendatory Agreement to Change in Control Agreement, dated as of February 23, 2017, among Lakeland Bancorp, Inc., Lakeland Bank and David S. Yanagisawa.

12.1	Statement of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16 – Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND BANCORP, INC.

Dated: March 15, 2017	By:	/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce D. Bohuny* Bruce D. Bohuny	Director	March 15, 2017

/s/ Mary Ann Deacon* Mary Ann Deacon	Director	March 15, 2017

/s/ Edward B. Deutsch* Edward B. Deutsch	Director	March 15, 2017

/s/ Brian Flynn* Brian Flynn	Director	March 15, 2017

/s/ Mark J. Fredericks* Mark J. Fredericks	Director	March 15, 2017

/s/ Janeth C. Hendershot* Janeth C. Hendershot	Director	March 15, 2017

/s/ Lawrence R. Inserra, Jr.* Lawrence R. Inserra, Jr.	Director	March 15, 2017

/s/ Thomas J. Marino* Thomas J. Marino	Director	March 15, 2017

/s/ Robert E. McCracken* Robert E. McCracken	Director	March 15, 2017

/s/ Robert B. Nicholson, III* Robert B. Nicholson, III	Director	March 15, 2017

/s/ Joseph P. O’Dowd* Joseph P. O’Dowd	Director	March 15, 2017

Signature	Capacity	Date

/s/ Thomas J. Shara Thomas J. Shara	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2017

/s/ Stephen R. Tilton, Sr.* Stephen R. Tilton, Sr.	Director	March 15, 2017

/s/ Joseph F. Hurley Joseph F. Hurley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2017

/s/ Thomas Splaine Thomas Splaine	First Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)	March 15, 2017

*By:	/s/ Thomas J. Shara Thomas J. Shara Attorney-in-Fact	March 15, 2017