Form 10-Q
period 2017-03-31
LAKELAND BANCORP INC
filed 2017-05-09
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 28, 2017, there were 47,350,857 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
	(dollars in thousands)
ASSETS
Cash	$141,757	$169,149
Interest-bearing deposits due from banks	8,649	6,652

Total cash and cash equivalents	150,406	175,801

Investment securities available for sale, at fair value	687,352	606,704
Investment securities held to maturity; fair value of $148,083 at March 31, 2017 and $146,990 at December 31, 2016	148,409	147,614
Federal Home Loan Bank and other membership bank stock, at cost	12,072	15,099
Loans, net of deferred costs (fees)	3,971,154	3,870,598
Less: allowance for loan and lease losses	31,590	31,245

Net loans	3,939,564	3,839,353
Loans held for sale	767	1,742
Premises and equipment, net	51,286	52,236
Accrued interest receivable	13,345	12,557
Goodwill	135,747	135,747
Other identifiable intangible assets	3,149	3,344
Bank owned life insurance	72,823	72,384
Other assets	32,895	30,550

TOTAL ASSETS	$5,247,815	$5,093,131

LIABILITIES
Deposits:
Noninterest-bearing	$924,581	$927,270
Savings and interest-bearing transaction accounts	2,809,705	2,620,657
Time deposits $250 thousand and under	414,123	404,680
Time deposits over $250 thousand	144,984	140,228

Total deposits	4,293,393	4,092,835
Federal funds purchased and securities sold under agreements to repurchase	84,850	56,354
Other borrowings	173,425	260,866
Subordinated debentures	104,813	104,784
Other liabilities	33,692	28,248

TOTAL LIABILITIES	4,690,173	4,543,087

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 47,350,165 shares at March 31, 2017 and 47,222,914 shares at December 31, 2016	511,575	510,861
Retained earnings	46,375	38,590
Accumulated other comprehensive (loss) income	(308)	593

TOTAL STOCKHOLDERS’ EQUITY	557,642	550,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,247,815	$5,093,131

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$40,411	$34,121
Federal funds sold and interest-bearing deposits with banks	276	75
Taxable investment securities and other	3,599	2,962
Tax-exempt investment securities	510	413

TOTAL INTEREST INCOME	44,796	37,571

INTEREST EXPENSE
Deposits	3,334	2,205
Federal funds purchased and securities sold under agreements to repurchase	10	38
Other borrowings	2,129	1,478

TOTAL INTEREST EXPENSE	5,473	3,721

NET INTEREST INCOME	39,323	33,850
Provision for loan and lease losses	1,218	1,075

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	38,105	32,775
NONINTEREST INCOME
Service charges on deposit accounts	2,455	2,442
Commissions and fees	1,156	979
Gains on sales of investment securities	2,539	370
Gains on sales of loans	398	420
Income on bank owned life insurance	426	408
Other income	1,120	248

TOTAL NONINTEREST INCOME	8,094	4,867

NONINTEREST EXPENSE
Salaries and employee benefits	15,417	14,085
Net occupancy expense	2,836	2,688
Furniture and equipment	2,097	1,946
Stationery, supplies and postage	443	443
Marketing expense	401	309
FDIC insurance expense	318	590
Data processing expense	553	520
Telecommunications expense	404	424
ATM and debit card expense	441	346
Expenses on other real estate owned and other repossessed assets	37	39
Long-term debt prepayment fee	2,828	—
Merger related expenses	—	1,721
Core deposit intangible amortization	195	167
Other expenses	2,500	2,146

TOTAL NONINTEREST EXPENSE	28,470	25,424

Income before income tax expense	17,729	12,218
Income tax expense	5,417	4,110

NET INCOME	$12,312	$8,108

PER SHARE OF COMMON STOCK
Basic earnings	$0.26	$0.20

Diluted earnings	$0.26	$0.20

Dividends	$0.095	$0.085

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
NET INCOME	$12,312	$8,108

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized gains on securities available for sale	734	4,157
Reclassification for securities gains included in net income	(1,649)	(233)
Unrealized gains on derivatives	14	—
Change in pension liability, net	—	38

Other comprehensive (loss) income	(901)	3,962

TOTAL COMPREHENSIVE INCOME	$11,411	$12,070

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2017 and 2016

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
	(in thousands)
At January 1, 2016	$386,287	$13,079	$1,150	$400,516

Net income	—	8,108	—	8,108
Other comprehensive income, net of tax	—	—	3,962	3,962
Stock based compensation	754	—	—	754
Issuance of stock for Pascack acquisition	37,221	—	—	37,221
Retirement of restricted stock	(161)	—	—	(161)
Cash dividends, common stock	—	(3,525)	—	(3,525)

At March 31, 2016	$424,101	$17,662	$5,112	$446,875

At January 1, 2017	$510,861	$38,590	$593	$550,044

Net income	—	12,312	—	12,312
Other comprehensive loss, net of tax	—	—	(901)	(901)
Stock based compensation	1,170	—	—	1,170
Exercise of stock options	300	—	—	300
Retirement of restricted stock	(756)	—	—	(756)
Cash dividends, common stock	—	(4,527)	—	(4,527)

At March 31, 2017	$511,575	$46,375	$(308)	$557,642

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,312	$8,108
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	1,296	757
Depreciation and amortization	1,012	878
Amortization of intangible assets	195	167
Provision for loan and lease losses	1,218	1,075
Loans originated for sale	(13,427)	(14,786)
Proceeds from sales of loans	14,800	15,289
Gains on sales of securities	(2,539)	(370)
Gains on sales of loans held for sale	(398)	(420)
Gains on other real estate and other repossessed assets	(339)	(9)
(Gains) losses on sales of premises and equipment	(367)	66
Long-term debt prepayment penalty	2,828	—
Stock-based compensation	1,170	754
Excess tax benefits	573	—
Increase in other assets	(4,074)	(3,138)
Increase (decrease) in other liabilities	5,467	(912)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,727	7,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	—	40,942
Proceeds from repayments and maturities of available for sale securities	20,613	22,455
Proceeds from repayments and maturities of held to maturity securities	4,143	9,053
Proceeds from sales of available for sale securities	4,499	15,654
Purchase of available for sale securities	(105,475)	(26,843)
Purchase of held to maturity securities	(5,078)	(8,218)
Proceeds from redemptions of Federal Home Loan Bank stock	3,026	856
Net increase in loans and leases	(103,936)	(83,387)
Proceeds from sales of other real estate and repossessed assets	2,853	463
Proceeds from dispositions and sales of premises and equipment	849	10
Purchases of premises and equipment	(810)	(977)

NET CASH USED IN INVESTING ACTIVITIES	(179,316)	(29,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	200,739	162,738
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	28,496	(22,393)
Repayments of other borrowings	(90,058)	(19,000)
Exercise of stock options	300	—
Retirement of restricted stock	(756)	(161)
Dividends paid	(4,527)	(3,525)

NET CASH PROVIDED BY FINANCING ACTIVITIES	134,194	117,659

Net (decrease) increase in cash and cash equivalents	(25,395)	95,126
Cash and cash equivalents, beginning of period	175,801	118,493

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,406	$213,619

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$6,250	$4,575
Cash paid during the period for interest	6,667	3,569
Transfer of loans and leases into other repossessed assets and other real estate owned	2,152	263
Acquisition of Pascack:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	2,962
Investment securities held for maturity	—	3,925
Loans, including loans held for sale		319,575
Goodwill and other intangible assets, net	—	16,983
Other assets	—	21,110
Total non-cash assets acquired	—	364,555
Liabilities assumed:	—
Deposits		(304,466)
Other borrowings	—	(57,308)
Other liabilities	—	(6,502)
Total liabilities assumed	—	(368,276)
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	—	37,221

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2017 do not necessarily indicate the results that the Company will achieve for all of 2017.

Certain information and footnote disclosures required under U.S. GAAP have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 2 – ACQUISITIONS

Harmony Bank

On July 1, 2016, the Company completed its acquisition of Harmony Bank (“Harmony”), a bank with three branches located in Ocean County, NJ. Effective upon the opening of business on July 1, 2016, Harmony was merged into Lakeland Bank. This merger allows the Company to expand its presence to Ocean County. The merger agreement provided that shareholders of Harmony would receive 1.25 shares of the Company common stock for each share of Harmony Bank common stock that they owned at the effective time of the merger. The Company issued an aggregate of 3,201,109 shares of its common stock in the merger. Outstanding Harmony stock options were paid out in cash at the difference between $14.31 (Lakeland’s closing stock price on July 1, 2016 of $11.45 multiplied by 1.25) and the average strike price of $9.07 for a total cash payment of $869,000.

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

NOTE 3 – EARNINGS PER SHARE

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Net income available to common shareholders	$12,312	$8,108
Less: earnings allocated to participating securities	121	58

Net income allocated to common shareholders	$12,191	$8,050

Weighted average number of common shares outstanding - basic	47,354	40,931
Share-based plans	269	161

Weighted average number of common shares outstanding - diluted	47,623	41,092

Basic earnings per share	$0.26	$0.20

Diluted earnings per share	$0.26	$0.20

There were no antidilutive options to purchase common stock excluded from the computation for the three months ended March 31, 2017 and 2016.

NOTE 4 – INVESTMENT SECURITIES

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$136,058	$108	$(1,120)	$135,046	$118,537	$102	$(1,280)	$117,359
Mortgage-backed securities, residential	468,194	1,227	(4,160)	465,261	406,851	1,174	(4,487)	403,538
Mortgage-backed securities, multifamily	10,177	39	(37)	10,179	10,192	30	(35)	10,187
Obligations of states and political subdivisions	54,258	549	(678)	54,129	48,868	391	(933)	48,326
Debt securities	5,000	151	—	5,151	5,350	63	(1)	5,412
Equity securities	15,428	2,602	(444)	17,586	17,314	5,000	(432)	21,882

	$689,115	$4,676	$(6,439)	$687,352	$607,112	$6,760	$(7,168)	$606,704

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$33,519	$159	$(354)	$33,324	$33,553	$144	$(430)	$33,267
Mortgage-backed securities, residential	39,917	341	(610)	39,648	38,706	369	(598)	38,477
Mortgage-backed securities, multifamily	2,034	—	(32)	2,002	2,059	—	(44)	2,015
Obligations of states and political subdivisions	70,929	402	(277)	71,054	71,284	269	(385)	71,168
Debt securities	2,010	45	—	2,055	2,012	51	—	2,063

	$148,409	$947	$(1,273)	$148,083	$147,614	$833	$(1,457)	$146,990

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	Available for Sale		Held to Maturity
March 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,283	$2,303	$37,144	$37,100
Due after one year through five years	103,618	103,824	30,755	30,937
Due after five years through ten years	72,107	70,971	34,034	33,876
Due after ten years	17,308	17,228	4,525	4,520

	195,316	194,326	106,458	106,433
Mortgage-backed securities	478,371	475,440	41,951	41,650
Equity securities	15,428	17,586	—	—

Total securities	$689,115	$687,352	$148,409	$148,083

The following table shows proceeds from sales of securities and gross gains on sales of securities for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Sale proceeds	$4,499	$15,654
Gross gains	2,539	370

There were no other-than-temporary impairments during the three months ended March 31, 2017 or 2016.

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $499.7 million and $443.4 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
March 31, 2017	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
			(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$102,370	$1,120	$—	$—	19	$102,370	$1,120
Mortgage-backed securities, residential	318,895	3,774	14,574	386	93	333,469	4,160
Mortgage-backed securities, multifamily	5,160	37	—	—	1	5,160	37
Obligations of states and political subdivisions	26,837	678	—	—	47	26,837	678
Equity securities	—	—	9,514	444	2	9,514	444

	$453,262	$5,609	$24,088	$830	162	$477,350	$6,439

HELD TO MATURITY

U.S. government agencies	$12,180	$354	$—	$—	2	$12,180	$354
Mortgage-backed securities, residential	29,330	545	1,049	65	19	30,379	610
Mortgage-backed securities, multifamily	2,002	32	—	—	2	2,002	32
Obligations of states and political subdivisions	42,516	277	—	—	28	42,516	277

	$86,028	$1,208	$1,049	$65	51	$87,077	$1,273

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
			(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$94,153	$1,280	$—	$—	18	$94,153	$1,280
Mortgage-backed securities, residential	292,873	4,078	15,453	409	91	308,326	4,487
Mortgage-backed securities, multifamily	5,178	35	—	—	1	5,178	35
Obligations of states and political subdivisions	29,904	933	—	—	54	29,904	933
Other debt securities	350	1	—	—	1	350	1
Equity securities	6,030	94	4,720	338	2	10,750	432

	$428,488	$6,421	$20,173	$747	167	$448,661	$7,168

HELD TO MATURITY

U.S. government agencies	$17,147	$430	$—	$—	3	$17,147	$430
Mortgage-backed securities, residential	27,909	535	1,061	63	15	28,970	598
Mortgage-backed securities, multifamily	2,015	44	—	—	2	2,015	44
Obligations of states and political subdivisions	50,302	384	401	1	43	50,703	385

	$97,373	$1,393	$1,462	$64	63	$98,835	$1,457

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

As of March 31, 2017, the equity securities include investments in other financial institutions for market appreciation purposes. These equities had a purchase price of $2.1 million and a market value of $4.7 million as of March 31, 2017.

As of March 31, 2017, the equity securities also included $12.9 million in investment funds that do not have a quoted market price, but use net asset value per share or its equivalent to measure fair value.

The investment funds include $9.6 million that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of March 31, 2017, the amortized cost of these securities was $10.1 million and the fair value was $9.6 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

The investment funds also include $3.3 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of March 31, 2017, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to this investment.

NOTE 5 – LOANS, LEASES AND OTHER REAL ESTATE

The following sets forth the composition of the Company’s loan and lease portfolio:

	March 31,	December 31,
	2017	2016
	(in thousands)
Commercial, secured by real estate	$2,650,542	$2,556,601
Commercial, industrial and other	342,264	350,228
Leases	67,488	67,016
Real estate - residential mortgage	344,890	349,581
Real estate - construction	231,430	211,109
Home equity and consumer	338,104	339,360

Total loans and leases	3,974,718	3,873,895

Less: deferred fees	(3,564)	(3,297)

Loans and leases, net of deferred fees	$3,971,154	$3,870,598

At March 31, 2017 and December 31, 2016, home equity and consumer loans included overdraft deposit balances of $339,000 and $364,000, respectively. At March 31, 2017 and December 31, 2016, the Company had $908.4 million and $942.0 million, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Pascack acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $444,000 at March 31, 2017, which was $372,000 less than the balance at the time of acquisition on January 7, 2016. In first quarter 2017, one of the Pascack purchased credit impaired (“PCI”) loans totaling $127,000 experienced further credit deterioration and was fully charged off. The carrying value of loans acquired in the Harmony acquisition was $779,000 at March 31, 2017 which was substantially the same as the balance at acquisition date on July 1, 2016.

The following table presents changes in the accretable yield for PCI loans:

Three Months Ended
March 31, 2017
(in thousands)
Balance, beginning of period	$145
Acquisitions	—
Accretion	(51)
Net reclassification non-accretable difference	86

Balance, end of period	$180

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

	March 31,	December 31,
	2017	2016
	(in thousands)
Commercial, secured by real estate	$8,971	$10,413
Commercial, industrial and other	136	167
Leases, including leases held for sale	179	153
Real estate - residential mortgage	4,715	6,048
Real estate - construction	1,472	1,472
Home equity and consumer	2,270	2,151

Total non-accrual loans and leases	$17,743	$20,404
Other real estate and other repossessed assets	710	1,072

TOTAL NON-PERFORMING ASSETS	$18,453	$21,476

Troubled debt restructurings, still accruing	$11,553	$8,802

Non-accrual loans included $2.2 million and $2.4 million of troubled debt restructurings at March 31, 2017 and December 31, 2016, respectively. The Company had $3.7 million in residential mortgages and consumer home equity loans that were in the process of foreclosure at each of March 31, 2017 and December 31, 2016.

An age analysis of past due loans, segregated by class of loans as of March 31, 2017 and December 31, 2016, is as follows:

			Greater				Recorded
			Than			Total	Investment Greater
	30-59 Days	60-89 Days	89 Days	Total		Loans	than 89 Days and
	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Still Accruing
	(in thousands)
March 31, 2017

Commercial, secured by real estate	$4,288	$1,263	$8,241	$13,792	$2,636,750	$2,650,542	$—
Commercial, industrial and other	87	74	109	270	341,994	342,264	—
Leases	347	29	179	555	66,933	67,488	—
Real estate - residential mortgage	3,622	—	3,827	7,449	337,441	344,890	—
Real estate - construction	1,029	—	1,471	2,500	228,930	231,430	—
Home equity and consumer	468	122	1,814	2,404	335,700	338,104	—

	$9,841	$1,488	$15,641	$26,970	$3,947,748	$3,974,718	$—

December 31, 2016

Commercial, secured by real estate	$6,082	$1,234	$9,313	$16,629	$2,539,972	$2,556,601	$—
Commercial, industrial and other	1,193	213	42	1,448	348,780	350,228	—
Leases	132	78	153	363	66,653	67,016	—
Real estate - residential mortgage	2,990	1,057	5,330	9,377	340,204	349,581	—
Real estate - construction	3,409	—	1,472	4,881	206,228	211,109	—
Home equity and consumer	1,260	129	2,049	3,438	335,922	339,360	10

	$15,066	$2,711	$18,359	$36,136	$3,837,759	$3,873,895	$10

Impaired Loans

The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings. Impaired loans as of March 31, 2017 and December 31, 2016 are as follows:

		Contractual
	Recorded	Unpaid		Average	Interest
	Investment in	Principal	Specific	Investment in	Income
March 31, 2017	Impaired Loans	Balance	Allowance	Impaired Loans	Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$15,093	$15,484	$—	$12,859	$67
Commercial, industrial and other	583	583	—	583	6
Real estate - residential mortgage	974	991	—	838	4
Real estate - construction	1,472	1,472	—	1,471	—
Home equity and consumer	—	—	—	26	—

Loans with specific allowance:
Commercial, secured by real estate	4,970	5,249	282	4,981	49
Commercial, industrial and other	327	377	10	327	4
Real estate - residential mortgage	1,018	1,095	37	1,022	7
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,170	1,193	106	1,170	14

Total:
Commercial, secured by real estate	$20,063	$20,733	$282	$17,840	$116
Commercial, industrial and other	910	960	10	910	10
Real estate - residential mortgage	1,992	2,086	37	1,860	11
Real estate - construction	1,472	1,472	—	1,471	—
Home equity and consumer	1,170	1,193	106	1,196	14

	$25,607	$26,444	$435	$23,277	$151

		Contractual
	Recorded	Unpaid		Average	Interest
	Investment in	Principal	Specific	Investment in	Income
December 31, 2016	Impaired Loans	Balance	Allowance	Impaired Loans	Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$12,764	$13,195	$—	$13,631	$229
Commercial, industrial and other	603	603	—	1,109	24
Leases	—	—	—	—	—
Real estate - residential mortgage	1,880	3,146	—	2,430	16
Real estate - construction	1,471	1,471	—	12	—
Home equity and consumer	139	139	—	388	—

Loans with specific allowance:
Commercial, secured by real estate	5,860	6,142	392	6,549	273
Commercial, industrial and other	349	349	12	360	17
Leases	—	—	—	1	—
Real estate - residential mortgage	1,031	1,100	31	1,011	30
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,188	1,211	94	1,184	59

Total:
Commercial, secured by real estate	$18,624	$19,337	$392	$20,180	$502
Commercial, industrial and other	952	952	12	1,469	41
Leases	—	—	—	1	—
Real estate - residential mortgage	2,911	4,246	31	3,441	46
Real estate - construction	1,471	1,471	—	12	—
Home equity and consumer	1,327	1,350	94	1,572	59

	$25,285	$27,356	$529	$26,675	$648

Interest income recognized on impaired loans was $151,000 and $173,000 for the three months ended March 31, 2017 and 2016, respectively. Interest that would have been accrued on impaired loans during the first three months of 2017 and 2016 had the loans been performing under original terms would have been $345,000 and $450,000, respectively.

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

The following table shows the Company’s commercial loan portfolio as of March 31, 2017 and December 31, 2016, by the risk ratings discussed above (in thousands):

	Commercial,	Commercial,
	Secured by	Industrial	Real Estate -
March 31, 2017	Real Estate	and Other	Construction
RISK RATING
1	$—	$473	$—
2	—	29,814	—
3	83,095	36,051	—
4	778,932	124,448	30,291
5	1,677,338	125,912	197,268
5W - Watch	49,190	8,809	1,245
6 - Other assets especially mentioned	34,019	8,012	—
7 - Substandard	27,968	8,745	2,626
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$2,650,542	$342,264	$231,430

	Commercial,	Commercial,
	Secured by	Industrial	Real Estate -
December 31, 2016	Real Estate	and Other	Construction
RISK RATING
1	$—	$1,449	$—
2	—	26,743	—
3	82,102	36,644	—
4	729,281	135,702	28,177
5	1,615,331	129,366	175,595
5W - Watch	68,372	6,395	1,223
6 - Other assets especially mentioned	33,015	5,242	—
7 - Substandard	28,500	8,687	6,114
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$2,556,601	$350,228	$211,109

The risk rating tables above do not include residential mortgage loans, consumer loans, or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2017 and 2016:

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
Three Months Ended March 31, 2017	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Beginning Balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245
Charge-offs	(220)	(163)	(43)	(141)	(609)	(184)	(1,360)
Recoveries	219	95	4	—	15	154	487
Provision	861	137	(7)	2	620	(395)	1,218

Ending Balance	$22,083	$1,792	$502	$1,825	$2,378	$3,010	$31,590

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
Three Months Ended March 31, 2016	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Beginning Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$30,874
Charge-offs	(135)	(625)	(70)	(93)	—	(620)	(1,543)
Recoveries	55	42	1	3	—	46	147
Provision	(66)	543	197	(232)	(87)	720	1,075

Ending Balance	$20,077	$2,597	$588	$2,266	$1,504	$3,521	$30,553

Loans receivable summarized by portfolio segment and impairment method are as follows:

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
March 31, 2017	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$20,063	$910	$—	$1,992	$1,472	$1,170	$25,607
Ending Balance: Collectively evaluated for impairment	2,629,495	341,126	67,488	342,898	229,958	336,923	3,947,888
Ending Balance: Loans acquired with deteriorated credit quality	984	228	—	—	—	11	1,223

Ending Balance (1)	$2,650,542	$342,264	$67,488	$344,890	$231,430	$338,104	$3,974,718

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
December 31, 2016	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$18,624	$952	$—	$2,911	$1,471	$1,327	$25,285
Ending Balance: Collectively evaluated for impairment	2,536,858	349,001	67,016	346,670	209,638	338,019	3,847,202
Ending balance: Loans acquired with deteriorated credit quality	1,119	275	—	—	—	14	1,408

Ending Balance (1)	$2,556,601	$350,228	$67,016	$349,581	$211,109	$339,360	$3,873,895

(1)	Excludes deferred fees

The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

March 31, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
				(in thousands)
Ending Balance: Individually evaluated for impairment	$282	$10	$—	$37	$—	$106	$435
Ending Balance: Collectively evaluated for impairment	21,801	1,782	502	1,788	2,378	2,904	$31,155

Ending Balance	$22,083	$1,792	$502	$1,825	$2,378	$3,010	$31,590

December 31, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
				(in thousands)
Ending Balance: Individually evaluated for impairment	$392	$12	$—	$31	$—	$94	$529
Ending Balance: Collectively evaluated for impairment	20,831	1,711	548	1,933	2,352	3,341	$30,716

Ending Balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.5 million for each of the quarters ended March 31, 2017 and December 31, 2016. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.

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

The following table summarizes loans that have been restructured during the three months ended March 31, 2017 and 2016:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2017			March 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial, secured by real estate	2	$2,879	$2,879	—	$—	$—
Home equity and consumer	—	—	—	3	285	285

	2	$2,879	$2,879	3	$285	$285

The following table summarizes as of March 31, 2017 and 2016, loans that were restructured within the previous twelve months that have subsequently defaulted:

	March 31, 2017		March 31, 2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(dollars in thousands)
Commercial, secured by real estate	—	$—	1	$635
Real estate - residential mortgage	1	226	—	—
Home equity and consumer	—	—	2	227

	1	$226	3	$862

Other Real Estate and Other Repossessed Assets

At March 31, 2017, the Company had other real estate owned and other repossessed assets of $710,000 and $0, respectively. At December 31, 2016, the Company had other real estate owned and other repossessed assets of $1.1 million and $9,000, respectively. The other real estate owned that the Company held at March 31, 2017 and December 31, 2016 included $710,000 and $1.1 million, respectively, in residential property acquired as a result of foreclosure proceedings or through a deed in lieu of foreclosure.

NOTE 6 – DERIVATIVES

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $7.5 million in available for sale securities pledged for collateral on its interest rate swaps with the financial institution at each of March 31, 2017 and December 31, 2016.

In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, the Company did not record any hedge ineffectiveness. The Company recognized $8,000 of accumulated other comprehensive income that was reclassified into interest expense for the first three months of 2017.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $15,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

March 31, 2017	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$88,190	9.7	3.78%	1 Mo. LIBOR + 2.12	$3,779
Customer interest rate swaps	63,539	12.8	4.61%	1 Mo. LIBOR + 2.11	1,497
Interest rate swap (cash flow hedge)	30,000	4.3	1.10%	3 Mo. LIBOR	1,055
Classified in Other Liabilities:
Customer interest rate swaps	$88,190	9.7	3.78%	1 Mo. LIBOR + 2.12	$(3,779)
3rd Party interest rate swaps	63,539	12.8	4.61%	1 Mo. LIBOR + 2.11	(1,497)

December 31, 2016	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$129,252	10.9	4.03%	1 Mo. LIBOR + 2.10	$(2,345)
3rd party interest rate swaps	(129,252)	10.9	4.03%	1 Mo. LIBOR + 2.10	2,345
Interest rate swap (cash flow hedge)	30,000	4.5	1.10%	3 Mo. LIBOR	1,033

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill of $135.7 million for each of the periods ended March 31, 2017 and December 31, 2016. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company had core deposit intangible of $3.1 million and $3.3 million for the periods ended March 31, 2017 and December 31, 2016, respectively. The estimated future amortization expense for the remainder of 2017 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended
2017	$546
2018	645
2019	549
2020	454
2021	359
2022	263

NOTE 8 – BORROWINGS

Repurchase Agreements

At March 31, 2017, the Company had federal funds purchased and securities sold under agreements to repurchase of $60.0 million and $24.9 million respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. The Company also had $20.0 million in long-term securities sold under agreements to repurchase included in other borrowings which mature within 2 years. As of March 31, 2017, the Company had $55.0 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.

At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Prepayment of Borrowings

In February and March of 2017, the Company repaid an aggregate of $20.0 million in long-term securities sold under agreements to repurchase and recorded $2.2 million in long-term debt prepayment fees. The Company also repaid an aggregate of $34.0 million in borrowings from the Federal Home Loan Bank of New York and recorded $638,000 in long-term debt prepayment fees.

NOTE 9 – SHARE-BASED COMPENSATION

The Company grants restricted stock, restricted stock units (“RSUs”) and stock options under the 2009 Equity Compensation Program. Share-based compensation expense of $1.2 million and $754,000 was recognized for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was unrecognized compensation cost of $251,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.84 years. Unrecognized compensation expense related to RSUs was approximately $2.5 million as of March 31, 2017, and that cost is expected to be recognized over a period of 1.76 years. There was $3,000 in unrecognized compensation expense related to unvested stock options as of March 31, 2017 and that cost is expected to be recognized over a period of 0.2 years.

In the first three months of 2017, the Company granted 13,176 shares of restricted stock to non-employee directors at a grant date fair value of $18.20 per share under the 2009 Equity Compensation Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $240,000 over a one year period. In the first three months of 2016, the Company granted 23,952 shares of restricted stock to non-employee directors at a grant date fair value of $10.02 per share under the 2009 Equity Compensation Program. The restricted stock vested one year from the date it was granted. Compensation expense on this restricted stock was $240,000 over a one year period.

The following is a summary of the Company’s restricted stock activity during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2017	42,875	$9.72
Granted	13,176	18.20
Vested	(32,904)	9.79
Forfeited	—	—

Outstanding, March 31, 2017	23,147	$14.44

In the first three months of 2017, the Company granted 115,923 RSUs to certain officers at a weighted average grant date fair value of $19.97 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first three months of 2017 is expected to average approximately $772,000 per year over a three year period. In the first three months of 2016, the Company granted 139,726 RSUs at a weighted average grant date fair value of $10.04 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $468,000 per year over a three year period.

The following is a summary of the Company’s RSU activity during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Price
Outstanding, January 1, 2017	302,344	$10.76
Granted	115,923	19.97
Vested	(146,485)	13.05
Forfeited	(7,220)	12.33

Outstanding, March 31, 2017	264,562	$13.48

There were no grants of stock options in the first three months of 2017 or 2016. Option activity under the Company’s stock option plans is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, January 1, 2017	135,250	$8.79	4.18	$1,450,533
Granted	—	—
Exercised	(30,387)	9.87
Forfeited	—	—
Expired	—	—

Outstanding, March 31, 2017	104,863	$8.47	4.96	$1,168,463

Options exercisable at March 31, 2017	94,363	$8.35	4.83	$1,060,305

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of period and the exercise price, multiplied by the number of in-the-money options).

There were 30,387 stock options exercised during the first three months of 2017. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 was $304,000. Exercise of stock options during the first three months of 2017 resulted in cash receipts of $300,000. There were no stock options exercised during the first three months of 2016.

NOTE 10 – COMPREHENSIVE INCOME

The components of other comprehensive income (loss) are as follows:

	March 31, 2017			March 31, 2016
For the quarter ended:	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains arising during period	$1,184	$(450)	$734	$6,563	$(2,406)	$4,157
Reclassification adjustment for net gains arising during the period	(2,539)	890	(1,649)	(370)	137	(233)

Net unrealized gains (losses)	(1,355)	440	(915)	6,193	(2,269)	3,924
Unrealized gain on derivatives	21	(7)	14	—	—	—
Change in minimum pension liability	—	—	—	64	(26)	38

Other comprehensive income (loss), net	$(1,334)	$433	$(901)	$6,257	$(2,295)	$3,962

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax (in thousands):

	For the Three Months Ended March 31, 2017				For the Three Months Ended March 31, 2016
	Unrealized				Unrealized Gains
	Gains (Losses) on	Unrealized			(Losses) on
	Available for Sale	Gains			Available for Sale
	Securities	on Derivatives	Pension Items	Total	Securities	Pension Items	Total
Beginning balance	$(117)	$672	$38	$593	$1,154	$(4)	$1,150

Other comprehensive income before classifications	734	14	—	748	4,157	38	4,195
Amounts reclassified from accumulated other comprehensive income	(1,649)	—	—	(1,649)	(233)	—	(233)

Net current period other comprehensive income (loss)	(915)	14	—	(901)	3,924	38	3,962

Ending balance	$(1,032)	$686	$38	$(308)	$5,078	$34	$5,112

NOTE 11 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the three months ended March 31, 2017, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in thousands)
March 31, 2017
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,938	$129,108	$—	$135,046
Mortgage-backed securities	—	475,440	—	475,440
Obligations of states and political subdivisions	—	54,129	—	54,129
Other debt securities	—	5,151	—	5,151
Equity securities	4,688	12,898	—	17,586

Total securities available for sale	10,626	676,726	—	687,352

Derivative assets	—	6,331	—	6,331

Total Assets	$10,626	$683,057	$—	$693,683

Liabilities:
Derivative liabilities	$—	$5,276	$—	$5,276

Total Liabilities	$—	$5,276	$—	$5,276

December 31, 2016
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,931	$111,428	$—	$117,359
Mortgage-backed securities	—	413,725	—	413,725
Obligations of states and political subdivisions	—	48,326	—	48,326
Other debt securities	—	5,412	—	5,412
Equity securities	7,748	14,134	—	21,882

Total securities available for sale	13,679	593,025	—	606,704
Derivative assets	—	3,378	—	3,378

Total Assets	$13,679	$596,403	$—	$610,082

Liabilities:
Derivative liabilities	$—	$2,345	$—	$2,345

Total Liabilities	$—	$2,345	$—	$2,345

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
		(in thousands)
March 31, 2017
Assets:
Impaired loans and leases	$—	$—	$25,607	$25,607
Loans held for sale	—	767	—	767
Other real estate owned and other repossessed assets	—	—	710	710

December 31, 2016
Assets:
Impaired loans and leases	$—	$—	$25,285	$25,285
Loans held for sale	—	1,742	—	1,742
Other real estate owned and other repossessed assets	—	—	1,072	1,072

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value of the underlying collateral. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral, less estimated costs to sell, securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the sales comparison approach, the cost approach or the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 5-10%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Loans that are not collateral dependent are evaluated based on a discounted cash flow method. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The Company has a held for sale loan portfolio that consists of residential mortgages that are being sold in the secondary market. The Company records these mortgages at the lower of cost or market value. Fair value is generally determined by the value of purchase commitments.

Other real estate owned (“OREO”) and other repossessed assets, representing property acquired through foreclosure, are recorded at fair value less estimated disposal costs of the acquired property on the date of acquisition and thereafter re-measured and carried at lower of cost or fair market value. Fair value on other real estate owned is based on the appraised value of the collateral using the sales comparison approach or the income approach with discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through recognized valuation resources.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2017 and December 31, 2016 are outlined below.

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

The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $34.8 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.

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

The net loan portfolio at March 31, 2017 and December 31, 2016 has been valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and December 31, 2016:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2017
Financial Assets:
Investment securities held to maturity	$148,409	$148,083	$—	$112,270	$35,813
Federal Home Loan Bank and other membership bank stocks	12,072	12,072	—	12,072	—
Loans and leases, net	3,939,564	3,938,438	—	—	3,938,438

Financial Liabilities:
Certificates of deposit	559,107	557,035	—	557,035	—
Other borrowings	173,425	173,600	—	173,600	—
Subordinated debentures	104,813	95,191	—	—	95,191

December 31, 2016
Financial Assets:
Investment securities held to maturity	$147,614	$146,990	$—	$111,403	$35,587
Federal Home Loan Bank and other membership bank stocks	15,099	15,099	—	15,099	—
Loans and leases, net	3,839,353	3,832,465	—	—	3,832,465

Financial Liabilities:
Certificates of deposit	544,908	543,399	—	543,399	—
Other borrowings	260,866	264,586	—	264,586	—
Subordinated debentures	104,784	94,476	—	—	94,476

NOTE 12 – RECENT ACCOUNTING PRONOUNCMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued an update which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. Under current GAAP, entities amortize the premium as an adjustment of yield over the contractual life of the instrument even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The update shortens the amortization period for certain callable debt securities held at a premium and requires the premium be amortized to the earliest call date. This update will be effective for annual and interim periods beginning after December 15, 2018. Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In March 2017, the FASB issued an update which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost in a company’s income statement. The amendment requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment is effective for annual and interim periods beginning after December 15, 2017. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued an update to simplify the test for goodwill impairment. This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update will be effective for the Company’s financial statements for fiscal years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

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

In June 2016, the FASB issued an accounting standards update pertaining to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently evaluating its existing systems and data to support the new standard as well as assessing the impact that the guidance will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued an accounting standards update to simplify employee share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard specifically requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards vest or are settled. The Company adopted this accounting standards update in the first quarter of 2017. As a result, the Company recorded $573,000 in excess tax benefits in the income statement. The Company elected to continue its existing practice of estimating the number of awards that will be forfeited. The Company elected to apply the cash flow classification guidance prospectively, and therefore, prior periods have not been adjusted.

In March 2016, the FASB issued an accounting standards update that requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this update clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The Company adopted this accounting standards update in the first quarter of 2017. The adoption of this update did not have a material impact on the Company’s financial statements.

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

This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Management Overview

The quarter ended March 31, 2017 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•	Net income for the first quarter of 2017 of $12.3 million compared to $8.1 million for the same period in 2016. Diluted earnings per share of $0.26 represents a 30% increase over $0.20 for the same period in 2016.

•	For the first quarter of 2017, annualized return on average assets was 0.97%, annualized return on average common equity was 9.02%, and annualized return on average tangible common equity was 12.04% compared to 0.77%, 7.40%, and 10.40%, respectively, for the first quarter of 2016.

•	Commercial real estate loans, including construction loans, increased $114.3 million, or 4% since December 31, 2016, resulting in total loan growth of $100.8 million to $3.97 billion at March 31, 2017. Investment securities also grew $78.4 million, or 10%, to $847.8 million in that same time period.

•	The Company sold investment securities realizing a gain of $2.5 million. The Company elected to prepay $54.0 million in higher rate long-term borrowings and incurred a $2.8 million prepayment penalty.

•	Deposits increased $200.6 million, or 5%, since December 31, 2016 to $4.29 billion primarily due to growth in consumer accounts.

•	The efficiency ratio of 56.36% for the first quarter of 2017 compares favorably to 60.48% for the same period in 2016. The decrease in this ratio, in part, reflects the realization of cost savings from the Pascack and Harmony acquisitions and the closure of seven branches in 2016.

•	Net interest margin (“NIM”) was 3.33%, compared to 3.27% for the prior quarter and 3.48% for the first quarter of 2016. The increase from the fourth quarter of 2016 to the first quarter of 2017 was primarily due to the deployment of cash into higher yielding investments and loans as well as the pay-down of higher rate long-term debt. The decrease from the first quarter of 2016 to the first quarter of 2017 was primarily due to the $75.0 million subordinated debt issuance in the third quarter of 2016 and the increase in cost of deposits.

•	The Company implemented Accounting Standards Update 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”), resulting in a tax benefit of $573,000.

•	The Company opened its first branch outside of New Jersey to support the continued penetration of the Hudson Valley market in New York State.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

Net Income

Net income was $12.3 million, or $0.26 per diluted share, for the first quarter of 2017 compared to net income of $8.1 million, or $0.20 per diluted share, for the first quarter of 2016. Excluding the impact of merger related expenses, net income would have been $9.3 million, or $0.22 per diluted share, for the first quarter of 2016. Net interest income of $39.3 million for the first quarter of 2017 increased $5.5 million from the first quarter of 2016 due primarily to a $7.2 million increase in interest income, partially offset by an increase of $1.8 million in interest expense. The increase in interest income reflects an increase in interest-earning assets resulting primarily from the Harmony acquisition as well as organic growth.

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

Net interest income on a tax equivalent basis for the first quarter of 2017 was $39.6 million, compared to $34.1 million for the first quarter of 2016. The net interest margin decreased from 3.48% in the first quarter of 2016 to 3.33% in the first quarter of 2017 primarily as a result of an 8 basis point decrease in the yield on interest-earning assets, as well as an 11 basis point increase in the cost of interest-bearing liabilities. The decrease in yield on interest-earning assets was due primarily to a 26 and 62 basis point decrease in yield on taxable and tax-exempt securities, respectively. The reduction in yields on investment securities was due primarily to maturing securities at higher rates and new purchases at lower rates. The increase in the cost of interest-bearing liabilities was due primarily to an increase in the cost of borrowings resulting from the subordinated debt issuance in the third quarter of 2016 as well as a moderately higher cost of deposits. The decrease in net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $161.6 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended,			For the Three Months Ended,
	March 31, 2017			March 31, 2016
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$3,905,216	$40,411	4.20%	$3,284,339	$34,121	4.18%
Taxable investment securities and other	677,005	3,599	2.13%	495,887	2,962	2.39%
Tax-exempt securities	113,041	785	2.78%	74,694	635	3.40%
Federal funds sold (2)	130,593	276	0.85%	78,240	75	0.38%

Total interest-earning assets	4,825,855	45,071	3.78%	3,933,160	37,793	3.86%

Noninterest-earning assets:
Allowance for loan and lease losses	(31,889)			(31,128)
Other assets	359,927			346,436

TOTAL ASSETS	$5,153,893			$4,248,468

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing liabilities:
Savings accounts	$490,777	$68	0.06%	$475,870	$93	0.08%
Interest-bearing transaction accounts	2,241,954	2,118	0.38%	1,682,580	1,248	0.30%
Time deposits	555,270	1,148	0.83%	465,024	864	0.74%
Borrowings	361,108	2,139	2.37%	399,423	1,516	1.52%

Total interest-bearing liabilities	3,649,109	5,473	0.60%	3,022,897	3,721	0.49%
Noninterest-bearing liabilities:
Demand deposits	921,770			760,198
Other liabilities	29,232			24,550
Stockholders’ equity	553,782			440,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,153,893			$4,248,468

Net interest income/spread		39,598	3.18%		34,072	3.37%

Tax equivalent basis adjustment		275			222

NET INTEREST INCOME		$39,323			$33,850

Net interest margin (3)			3.33%			3.48%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)	Includes interest-bearing cash accounts.
(3)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $37.8 million in the first quarter of 2016 to $45.1 million in the first quarter of 2017, an increase of $7.3 million, or 19%. The increase in interest income was primarily a result of the Harmony acquisition as well as organic growth in loans, as average loans and leases increased $620.9 million compared to the first quarter of 2016. The yield on average loans and leases at 4.20% in the first quarter of 2017 was 2 basis points higher than the first quarter of 2016. The yield on average taxable and tax-exempt investment securities decreased by 26 and 62 basis points, respectively, compared to the first quarter of 2016. As previously mentioned, the reduction in yields on investment securities was due primarily to maturing securities at higher rates and new purchases at lower rates. The yield on taxable securities in the first quarter of 2016 also includes the impact of income on called U.S. government agency securities.

Total interest expense of $5.5 million in the first quarter of 2017 was $1.8 million greater than the $3.7 million reported for the same period in 2016. The cost of average interest-bearing liabilities increased from 0.49% in the first quarter of 2016 to 0.60% in the first quarter of 2017. The increase in the cost of interest-bearing liabilities was due primarily to an increase in the cost of borrowings, higher costing deposits acquired in the Harmony acquisition as well as an increasingly competitive market for deposits. The 85 basis point increase in the cost of borrowings was due primarily to the $75.0 million issuance of subordinated debt in September 2016 bearing a rate of 5.125%. The prepayment of FHLB borrowings and term repurchase agreements mitigated the impact of the subordinated debt and will result in a reduction in the cost of funds going forward. Also impacting the cost of interest-bearing liabilities was an increase in the cost of interest-bearing transaction accounts and time deposits which increased by 8 basis points and 9 basis points, respectively.

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

In the first quarter of 2017, a $1.2 million provision for loan and lease losses was recorded, which was $143,000 higher than the provision for the same period last year. The higher provision resulted from higher loan growth offset by lower charge-offs. The Company charged off $1.4 million and recovered $487,000 in the first quarter of 2017 compared to $1.5 million and $147,000, respectively, in the first quarter of 2016. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $8.1 million in the first quarter of 2017 increased by $3.2 million compared to $4.9 million in the first quarter of 2016. Included in noninterest income in the first quarter of 2017 was $2.5 million in gains on sales of investment securities, which compares to $370,000 during the same period last year. Commissions and fees at $1.2 million in the first quarter of 2017 increased $177,000 compared to the same period last year, due primarily to increases in commercial loan fees and credit card related merchant service fees. Other income at $1.1 million in the first quarter of 2017 was $872,000 higher than the same period in 2016 due primarily to a $259,000 increase in swap fee income, a $278,000 increase in gains on sales of other real estate owned, and $368,000 in gains on the sale of a former branch.

Noninterest Expense

Noninterest expense in the first quarter of 2017 totaled $28.5 million, which was $3.0 million greater than the $25.4 million reported for the first quarter of 2016. During the first quarter of 2017, the Company incurred $2.8 million in long-term debt prepayment penalties, and in the first quarter of 2016, the Company incurred $1.7 million in merger related expenses. Salaries and employee benefits expense of $15.4 million, increased $1.3 million from the same period last year, primarily due to the addition of Harmony employees during the second half of 2016 and year-over-year increases in employee salary and benefit costs. Net occupancy expense and furniture and equipment expense increased $148,000, and $151,000, respectively, compared to the first quarter of 2016, due primarily to the addition of the Harmony branches. Marketing expense of $401,000 in the first quarter of 2017 increased $92,000 compared to the same period last year due primarily to the timing of marketing campaigns. FDIC insurance expense of $318,000 in the first quarter of 2017 decreased $272,000 compared to the same period last year, due primarily to the decreased non-performing loans and increased capital levels. ATM and debit card expense of $441,000 increased $95,000 due primarily to the addition of the Harmony branches as well as the initiative to replace debit cards with the increased security EMV chip cards. Other expenses of $2.5 million in the first quarter of 2017 increased $354,000 compared to the first quarter of 2016 primarily due to higher correspondent, legal, collection, courier and consulting expenses. The Company’s efficiency ratio, a non-GAAP financial measure, was 56.4% in the first quarter of 2017, compared to 60.5% for the same period last year. The decrease in this ratio reflects a 17.0% increase in revenue as well as the realization of cost savings from the Pascack and Harmony acquisitions, and the closure of seven branches in 2016. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$28,470	$25,424
Amortization of core deposit intangibles	(195)	(167)
Long-term debt prepayment penalty	(2,828)	—
Merger related expenses	—	(1,721)
Provision for unfunded lending commitments	—	(208)

Noninterest expense, as adjusted	$25,447	$23,328

Net interest income	$39,323	$33,850
Noninterest income	8,094	4,867

Total revenue	47,417	38,717
Tax-equivalent adjustment on municipal securities	275	222
Less:
Gains on sales of investment securities	(2,539)	(370)

Total revenue, as adjusted	$45,153	$38,569

Efficiency ratio	56.4%	60.5%

Income Tax Expense

The effective tax rate in the first quarter of 2017 was 30.6% compared to 33.6% during the same period last year. The decrease in the effective tax rate was due primarily to the implementation of ASU 2016-09 which resulted in a $573,000 tax benefit related to excess tax benefits from the exercise of stock options and the vesting of restricted stock and RSUs.

Financial Condition

The Company’s total assets increased $154.7 million from December 31, 2016, to $5.25 billion at March 31, 2017. Total loans net of deferred fees were $3.97 billion, an increase of $100.6 million, or 3%, from $3.87 billion at December 31, 2016. Total deposits were $4.29 billion, an increase of $200.6 million, or 5%, from December 31, 2016.

Loans and Leases

Gross loans and leases of $3.97 billion at March 31, 2017 increased $100.8 million from December 31, 2016, primarily in the commercial loans secured by real estate category which increased $93.9 million, or 4%, during that time period. Real estate construction loans also increased $20.3 million, or 10%, while commercial industrial and other loans and residential mortgages decreased $8.0 million and $4.7 million, respectively. The decline in residential mortgages results from a decision to sell most of the residential loans that the Company originates. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets, excluding PCI loans, decreased from $21.5 million at December 31, 2016 to $18.5 million at March 31, 2017, primarily in the commercial secured by real estate and residential mortgages categories, which decreased $1.4 million and $1.3 million, respectively. The percentage of non-performing assets to total assets decreased from 0.42% at December 31, 2016 to 0.35% at March 31, 2017. Non-accrual loans at March 31, 2017 included two loan relationships with a balance of $1.0 million or over, totaling $3.6 million, and seven loan relationships between $500,000 and $1.0 million, totaling $4.9 million.

There were no loans and leases past due ninety days or more and still accruing at March 31, 2017 compared to $10,000 at December 31, 2016. These loans primarily consist of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On March 31, 2017, the Company had $11.6 million in loans that were troubled debt restructurings and accruing interest income compared to $8.8 million at December 31, 2016. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On March 31, 2017, the Company had $25.6 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $25.3 million at year-end 2016. The Company also had purchased credit impaired loans from the Pascack and Harmony acquisitions with carrying values of $444,000 and $779,000, respectively, at March 31, 2017. For more information on impaired loans and leases see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $435,000 of the allowance for loan and lease losses has been allocated for impairment at March 31, 2017 compared to $529,000 at December 31, 2016. At March 31, 2017, the Company also had $26.6 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $28.7 million at December 31, 2016.

There were no loans and leases at March 31, 2017, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

	Three Months	Three Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
(dollars in thousands)	2017	2016	2016
Balance of the allowance at the beginning of the year	$31,245	$30,874	$30,874

Loans and leases charged off:
Commercial, secured by real estate	(220)	(135)	(410)
Commercial, industrial and other	(163)	(625)	(796)
Leases	(43)	(70)	(366)
Real estate - mortgage	(141)	(93)	(1,103)
Real estate - construction	(609)	—	—
Home equity and consumer	(184)	(620)	(1,980)

Total loans charged off	(1,360)	(1,543)	(4,655)

Recoveries:
Commercial, secured by real estate	219	55	297
Commercial, industrial and other	95	42	202
Leases	4	1	31
Real estate - mortgage	—	3	8
Real estate - construction	15	—	18
Home equity and consumer	154	46	247

Total recoveries	487	147	803

Net charge-offs:	(873)	(1,396)	(3,852)
Provision for loan and lease losses	1,218	1,075	4,223

Ending balance	$31,590	$30,553	$31,245

Net charge-offs as a percentage of average loans and leases outstanding	0.09%	0.17%	0.11%
Allowance as a percentage of total loans and leases oustanding	0.79%	0.91%	0.81%

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

Methodology employed for assessing the adequacy of the allowance consists of the following criteria:

•	The establishment of specific reserve amounts for all impaired loans and leases that have been designated as requiring attention by Lakeland.

•	The establishment of reserves for pools of homogeneous types of loans and leases not subject to specific review, including impaired loans under $500,000, leases, 1 – 4 family residential mortgages, and consumer loans.

•	The establishment of reserve amounts for the unimpaired loans and leases in each portfolio based upon the historical average loss experience as modified by management’s assessment of the loss emergence period for these portfolios and management’s evaluation of key environmental factors.

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

The overall balance of the allowance for loan and lease losses of $31.6 million at March 31, 2017 increased $345,000, from December 31, 2016, an increase of 1%. The change in the allowance within segments of the loan portfolio reflects changes in the non-performing loan and charge-off statistics within each segment as well as the level of growth in each segment. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.

Non-performing loans and leases of $17.7 million at March 31, 2017 decreased $2.7 million from December 31, 2016. The allowance for loan and lease losses as a percent of total loans was 0.79% of total loans on March 31, 2017 compared to 0.81% as of December 31, 2016. Management believes, based on appraisals and estimated selling costs, that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at March 31, 2017.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased from $754.3 million at December 31, 2016 to $835.8 million at March 31, 2017, an increase of $81.4 million.

Deposits

Total deposits increased from $4.09 billion at December 31, 2016 to $4.29 billion at March 31, 2017, an increase of $200.6 million, or 5%. Noninterest-bearing deposits decreased $2.7 million to $924.6 million, while savings and interest-bearing transaction accounts and time deposits increased $189.0 million and $14.2 million, respectively.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $19.7 million for the first three months of 2017 compared to $7.5 million for the same period in 2016.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first three months of 2017, Lakeland’s deposits increased $200.6 million.

•	Sales of securities. At March 31, 2017 the Company had $687.4 million in securities designated “available for sale.” Of these securities, $448.7 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•	Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on March 31, 2017. Lakeland also has overnight federal funds lines available for it to borrow up to $192.0 million of which $60.0 million was outstanding at March 31, 2017. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of March 31, 2017.

•	Other borrowings. Lakeland can also generate funds by utilizing long-term debt or securities sold under agreements to repurchase that would be collateralized by security or mortgage collateral. At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Management and the Board monitor the Company’s liquidity through the Asset/Liability Committee, which monitors the Company’s compliance with certain regulatory ratios and other various liquidity guidelines.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the three months ended March 31, 2017 follows.

Cash and cash equivalents totaling $150.4 million on March 31, 2017 decreased $25.4 million from December 31, 2016. Operating activities provided $19.7 million in net cash. Investing activities used $179.3 million in net cash, primarily reflecting an increase in loans and leases and the purchase of securities. Financing activities provided $134.2 million in net cash primarily reflecting the increase in deposits of $200.7 million, partially offset by repayments of other borrowings of $90.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2017. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After One	After Three
		Within	But Within	But Within	After
	Total	One Year	Three Years	Five Years	Five Years
	(dollars in thousands)
Minimum annual rentals on noncancellable operating leases	$31,163	$3,148	$5,880	$5,023	$17,112
Benefit plan commitments	6,203	339	793	793	4,278
Remaining contractual maturities of time deposits	559,107	386,260	139,091	33,756	—
Subordinated debentures	104,813	—	—	—	104,813
Loan commitments	955,063	660,607	150,788	10,378	133,290
Other borrowings	173,425	92,635	80,790	—	—
Interest on other borrowings*	59,596	7,264	10,899	10,021	31,412
Standby letters of credit	13,000	12,276	612	32	80

Total	$1,902,370	$1,162,529	$388,853	$60,003	$290,985

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.91%.

Capital Resources

Total stockholders’ equity increased from $550.0 million on December 31, 2016 to $557.6 million on March 31, 2017, an increase of $7.6 million. Book value per common share increased to $11.78 on March 31, 2017 from $11.65 on December 31, 2016. Tangible book value per share increased from $8.70 per share on December 31, 2016 to $8.84 per share on March 31, 2017, an increase of 2%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2016 to March 31, 2017 was primarily due to $12.3 million of net income, partially offset by the payment of cash dividends on common stock of $4.5 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of March 31, 2017, the Company and Lakeland met all capital adequacy requirements to which they are subject.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
The Company	8.97%	9.07%	10.01%	10.11%	10.73%	10.85%	13.29%	13.48%
Lakeland Bank	10.04%	10.21%	12.00%	12.21%	12.00%	12.21%	12.82%	13.03%
Required capital ratios including conservation buffer	4.00%	4.00%	5.75%	5.125%	7.25%	6.625%	9.25%	8.625%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

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

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2017	2016
Calculation of Tangible Book Value per Common Share

Total common stockholders’ equity at end of period - GAAP	$557,642	$550,044
Less:
Goodwill	135,747	135,747
Other identifiable intangible assets, net	3,149	3,344

Total tangible common stockholders’ equity at end of period - Non-GAAP	$418,746	$410,953

Shares outstanding at end of period	47,350	47,223

Book value per share - GAAP	$11.78	$11.65

Tangible book value per share - Non-GAAP	$8.84	$8.70

Calculation of Tangible Common Equity to Tangible Assets

Total tangible common stockholders’ equity at end of period - Non-GAAP	$418,746	$410,953

Total assets at end of period	$5,247,815	$5,093,131
Less:
Goodwill	135,747	135,747
Other identifiable intangible assets, net	3,149	3,344

Total tangible assets at end of period - Non-GAAP	$5,108,919	$4,954,040

Common equity to assets - GAAP	10.63%	10.80%

Tangible common equity to tangible assets - Non-GAAP	8.20%	8.30%

	For the Three Months Ended,
	March 31,	March 31,
	2017	2016
Calculation of Return on Average Tangible Common Equity

Net income - GAAP	$12,312	$8,108

Total average common stockholders’ equity	$553,782	$440,823
Less:
Average goodwill	135,747	124,423
Average other identifiable intangible assets, net	3,276	2,920

Total average tangible common stockholders’ equity - Non-GAAP	$414,759	$313,480

Return on average common stockholders’ equity - GAAP	9.02%	7.40%

Return on average tangible common stockholders’ equity - Non-GAAP	12.04%	10.40%

	For the Quarter Ended
	March 31,	March 31,
	2017	2016
	(in thousands, except per share amounts)
Reconciliation of Earnings per Share
Net income - GAAP	$12,312	$8,108

Non-routine transactions, net of tax
Tax deductible merger related expenses	—	819
Non-tax deductible merger related expenses	—	336

Net effect of non-routine transactions	—	1,155

Net income available to common shareholders excluding non-routine transactions	12,312	9,263
Less: Earnings allocated to participating securities	(121)	(58)

	$12,191	$9,205

Weighted average shares - Basic	47,354	40,931
Weighted average shares - Diluted	47,623	41,091

Basic earnings per share, GAAP	$0.26	$0.20
Diluted earnings per share, GAAP	$0.26	$0.20

Basic earnings per share, adjusted for non-routine transactions	$0.26	$0.22
Diluted earnings per share, adjusted for non-routine transactions	$0.26	$0.22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $162.7 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200	bp	-200	bp
Asset/Liability policy limit	-5.0%		-5.0%

March 31, 2017	-1.2%		-2.6%
December 31, 2016	-0.5%		-2.4%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300	bp	+200	bp	+100	bp	-100	bp
Asset/Liability policy limit	-15.0%		-10.0%		-5.0%		-5.0%

March 31, 2017	0.0%		0.2%		0.2%		-5.4%
December 31, 2016	1.9%		1.4%		0.9%		-4.8%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at March 31, 2017 (the base case) was $748.5 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300	bp	+200	bp	+100	bp	-100	bp
Asset/Liability policy limit	-25.0%		-20.0%		-10.0%		-10.0%

March 31, 2017	-7.7%		-4.9%		-2.2%		0.4%
December 31, 2016	-7.5%		-4.9%		-2.2%		0.4%

The information set forth in the above tables is based on significant estimates and assumptions, and constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. For more information regarding the Company’s market risk and assumptions used in the Company’s simulation models, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

(b)    Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Lakeland Bancorp, Inc.
(Registrant)

/s/ Thomas J. Shara
Thomas J. Shara
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas F. Splaine
Thomas F. Splaine
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2017