Form 10-Q
period 2017-06-30
LAKELAND BANCORP INC
filed 2017-08-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                              June 30, 2017

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

Large accelerated filer [  ]    Accelerated filer [X]    Non-accelerated filer [  ]  Smaller reporting company [  ]  Emerging growth company [  ]

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

As of July 31, 2017, there were 47,352,725 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
	(dollars in thousands)
ASSETS
Cash	$169,109	$169,149
Interest-bearing deposits due from banks	16,573	6,652

Total cash and cash equivalents	185,682	175,801
Investment securities available for sale, at fair value	673,164	606,704
Investment securities held to maturity; fair value of $138,619 at June 30, 2017 and $146,990 at December 31, 2016	138,468	147,614
Federal Home Loan Bank and other membership bank stock, at cost	18,899	15,099
Loans, net of deferred costs (fees)	4,050,731	3,870,598
Less: allowance for loan and lease losses	32,823	31,245

Net loans	4,017,908	3,839,353
Loans held for sale	877	1,742
Premises and equipment, net	50,411	52,236
Accrued interest receivable	13,192	12,557
Goodwill	136,433	135,747
Other identifiable intangible assets	2,631	3,344
Bank owned life insurance	89,339	72,384
Other assets	35,183	30,550

TOTAL ASSETS	$5,362,187	$5,093,131

LIABILITIES
Deposits:
Noninterest-bearing	$978,668	$927,270
Savings and interest-bearing transaction accounts	2,682,291	2,620,657
Time deposits $250 thousand and under	408,228	404,680
Time deposits over $250 thousand	158,017	140,228

Total deposits	4,227,204	4,092,835
Federal funds purchased and securities sold under agreements to repurchase	118,487	56,354
Other borrowings	312,251	260,866
Subordinated debentures	104,842	104,784
Other liabilities	31,858	28,248

TOTAL LIABILITIES	4,794,642	4,543,087

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 47,352,725 shares at June 30, 2017 and 47,222,914 shares at December 31, 2016	511,967	510,861
Retained earnings	54,969	38,590
Accumulated other comprehensive income	609	593

TOTAL STOCKHOLDERS’ EQUITY	567,545	550,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,362,187	$5,093,131

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$42,740	$35,800	$83,151	$69,921
Federal funds sold and interest-bearing deposits with banks	132	124	408	199
Taxable investment securities and other	3,818	2,696	7,417	5,658
Tax-exempt investment securities	522	417	1,032	830

TOTAL INTEREST INCOME	47,212	39,037	92,008	76,608

INTEREST EXPENSE
Deposits	3,784	2,404	7,118	4,609
Federal funds purchased and securities sold under agreements to repurchase	98	9	108	47
Other borrowings	1,909	1,522	4,038	3,000

TOTAL INTEREST EXPENSE	5,791	3,935	11,264	7,656

NET INTEREST INCOME	41,421	35,102	80,744	68,952
Provision for loan and lease losses	1,827	1,010	3,045	2,085

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	39,594	34,092	77,699	66,867
NONINTEREST INCOME
Service charges on deposit accounts	2,674	2,523	5,129	4,965
Commissions and fees	1,135	1,099	2,291	2,078
Gains (losses) on sales of investment securities	(15)	—	2,524	370
Gains on sales of loans	471	425	869	845
Income on bank owned life insurance	500	414	926	822
Other income	1,346	424	2,466	672

TOTAL NONINTEREST INCOME	6,111	4,885	14,205	9,752

NONINTEREST EXPENSE
Salaries and employee benefits	15,096	13,091	30,513	27,176
Net occupancy expense	2,507	2,341	5,343	5,029
Furniture and equipment	1,996	2,082	4,093	4,028
Stationery, supplies and postage	572	416	1,015	859
Marketing expense	508	385	909	694
FDIC insurance expense	425	681	743	1,271
Data processing expense	502	459	1,055	979
Telecommunications expense	372	386	776	810
ATM and debit card expense	517	383	958	729
Expenses on other real estate owned and other repossessed assets	4	26	41	65
Long-term debt prepayment fee	—	—	2,828	—
Merger related expenses	—	685	—	2,406
Core deposit intangible amortization	190	164	385	331
Other expenses	2,677	2,616	5,177	4,762

TOTAL NONINTEREST EXPENSE	25,366	23,715	53,836	49,139

Income before income tax expense	20,339	15,262	38,068	27,480
Income tax expense	6,969	5,132	12,386	9,242

NET INCOME	$13,370	$10,130	$25,682	$18,238

PER SHARE OF COMMON STOCK
Basic earnings	$0.28	$0.24	$0.54	$0.44

Diluted earnings	$0.28	$0.24	$0.53	$0.44

Dividends	$0.100	$0.095	$0.195	$0.180

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
NET INCOME	$13,370	$10,130	$25,682	$18,238

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains on securities available for sale	1,029	1,697	1,763	5,854
Reclassification for securities losses (gains) included in net income	9	—	(1,640)	(233)
Unrealized losses on derivatives	(121)	(126)	(107)	(126)
Change in pension liability, net	—	6	—	44

Other comprehensive income	917	1,577	16	5,539

TOTAL COMPREHENSIVE INCOME	$14,287	$11,707	$25,698	$23,777

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2017 and 2016

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total
	(in thousands)
At January 1, 2016	$386,287	$13,079	$1,150	$400,516

Net income	—	18,238	—	18,238
Other comprehensive income, net of tax	—	—	5,539	5,539
Stock based compensation	1,107	—	—	1,107
Issuance of stock for Pascack acquisition	37,221	—	—	37,221
Retirement of restricted stock	(206)	—	—	(206)
Cash dividends, common stock	—	(7,481)	—	(7,481)

At June 30, 2016	$424,409	$23,836	$6,689	$454,934

At January 1, 2017	$510,861	$38,590	$593	$550,044

Net income	—	25,682	—	25,682
Other comprehensive income, net of tax	—	—	16	16
Stock based compensation	1,566	—	—	1,566
Exercise of stock options	313	—	—	313
Retirement of restricted stock	(773)	—	—	(773)
Cash dividends, common stock	—	(9,303)	—	(9,303)

At June 30, 2017	$511,967	$54,969	$609	$567,545

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,682	$18,238
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	2,413	1,794
Depreciation and amortization	2,080	1,847
Amortization of intangible assets	385	331
Provision for loan and lease losses	3,045	2,085
Loans originated for sale	(27,197)	(38,408)
Proceeds from sales of loans held for sale	28,931	34,023
Gains on sales of securities	(2,524)	(370)
Gains on sales of loans held for sale	(869)	(845)
Gains on other real estate and other repossessed assets	(500)	(90)
(Gains) losses on sales of premises and equipment	(672)	117
Long-term debt prepayment penalty	2,828	—
Stock-based compensation	1,566	1,107
Excess tax benefits	582	—
Increase in other assets	(4,672)	(9,176)
Increase in other liabilities	1,988	483

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,066	11,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	—	40,942
Proceeds from repayments and maturities of available for sale securities	43,726	40,083
Proceeds from repayments and maturities of held to maturity securities	18,624	13,156
Proceeds from sales of available for sale securities	4,484	15,654
Purchase of available for sale securities	(113,724)	(61,705)
Purchase of held to maturity securities	(9,754)	(22,778)
Purchase of bank owned life insurance	(16,000)	—
Proceeds from redemptions of Federal Home Loan Bank stock	3,477	1,757
Purchases of Federal Home Loan Bank stock	(7,278)	(504)
Net increase in loans and leases	(186,328)	(170,698)
Proceeds from sales of other real estate and repossessed assets	3,583	758
Proceeds from dispositions and sales of premises and equipment	1,262	11
Purchases of premises and equipment	(1,324)	(1,648)

NET CASH USED IN INVESTING ACTIVITIES	(259,252)	(144,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	134,719	237,564
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	62,133	(27,572)
Proceeds from other borrowings	164,036	4,921
Repayments of other borrowings	(115,058)	(39,000)
Exercise of stock options	313	—
Retirement of restricted stock	(773)	(206)
Dividends paid	(9,303)	(7,481)

NET CASH PROVIDED BY FINANCING ACTIVITIES	236,067	168,226

Net increase in cash and cash equivalents	9,881	34,390
Cash and cash equivalents, beginning of period	175,801	118,493

CASH AND CASH EQUIVALENTS, END OF PERIOD	$185,682	$152,883

	For the Six Months Ended June 30,
	2017	2016
	(in thousands)
Supplemental schedule of non-cash investing and financing activities:
Cash paid during the period for income taxes	$11,703	$10,682
Cash paid during the period for interest	11,310	7,501
Transfer of loans and leases into other repossessed assets and other real estate owned	3,425	1,280
Acquisition of Pascack:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	2,962
Investment securities held for maturity	—	3,925
Loans, including loans held for sale	—	319,575
Goodwill and other intangible assets, net	—	16,825
Other assets	—	21,110
Total non-cash assets acquired	—	364,397
Liabilities assumed:
Deposits	—	(304,466)
Other borrowings	—	(57,308)
Other liabilities	—	(6,344)
Total liabilities assumed	—	(368,118)
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	—	37,221

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the six months ended June 30, 2017 do not necessarily indicate the results that the Company will achieve for all of 2017.

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

During the second quarter of 2017, the Company revised the estimate of the fair value of the acquired assets as of the acquisition date. This adjustment related to the fair market value of certain loans and the valuation of core deposit intangible which resulted in an increase of $685,000 to goodwill.

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

On July 1, 2016
(in thousands)
Cash and cash equivalents	$27,809
Securities available for sale	7,474
Securities held to maturity	6,885
Federal Home Loan Bank stock	780
Loans	259,985
Premises and equipment	3,125
Goodwill	11,147
Identifiable intangible assets	1,088
Accrued interest receivable and other assets	8,146

Total assets acquired	326,439

Deposits	(278,060)
Other borrowings	(9,314)
Other liabilities	(2,411)

Total liabilities assumed	(289,785)

Net assets acquired	$36,654

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

The core deposit intangible totaled $691,000 and is being amortized over its estimated useful life of approximately 10 years using an accelerated method. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.

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

NOTE 3 – EARNINGS PER SHARE

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net income available to common shareholders	$13,370	$10,130	$25,682	$18,238
Less: earnings allocated to participating securities	119	106	239	162

Net income allocated to common shareholders	$13,251	$10,024	$25,443	$18,076

Weighted average number of common shares outstanding - basic	47,465	41,238	47,410	41,084
Share-based plans	209	168	236	161

Weighted average number of common shares outstanding - diluted	47,674	41,406	47,646	41,245

Basic earnings per share	$0.28	$0.24	$0.54	$0.44

Diluted earnings per share	$0.28	$0.24	$0.53	$0.44

There were no antidilutive options to purchase common stock excluded from the computation for the three and six months ended June 30, 2017 and 2016.

NOTE 4 – INVESTMENT SECURITIES

	June 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$143,077	$244	$(877)	$142,444	$118,537	$102	$(1,280)	$117,359
Mortgage-backed securities, residential	445,829	1,255	(3,541)	443,543	406,851	1,174	(4,487)	403,538
Mortgage-backed securities, multifamily	10,162	60	(23)	10,199	10,192	30	(35)	10,187
Obligations of states and political subdivisions	53,798	768	(292)	54,274	48,868	391	(933)	48,326
Debt securities	5,000	95	—	5,095	5,350	63	(1)	5,412
Equity securities	15,385	2,620	(396)	17,609	17,314	5,000	(432)	21,882

	$673,251	$5,042	$(5,129)	$673,164	$607,112	$6,760	$(7,168)	$606,704

	June 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$33,484	$193	$(283)	$33,394	$33,553	$144	$(430)	$33,267
Mortgage-backed securities, residential	38,262	298	(524)	38,036	38,706	369	(598)	38,477
Mortgage-backed securities, multifamily	2,008	—	(17)	1,991	2,059	—	(44)	2,015
Obligations of states and political subdivisions	62,706	585	(135)	63,156	71,284	269	(385)	71,168
Debt securities	2,008	34	—	2,042	2,012	51	—	2,063

	$138,468	$1,110	$(959)	$138,619	$147,614	$833	$(1,457)	$146,990

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	Available for Sale		Held to Maturity
June 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,605	$2,623	$29,499	$29,503
Due after one year through five years	107,942	108,341	35,641	35,904
Due after five years through ten years	66,678	66,174	28,621	28,721
Due after ten years	24,650	24,675	4,437	4,464

	201,875	201,813	98,198	98,592
Mortgage-backed securities	455,991	453,742	40,270	40,027
Equity securities	15,385	17,609	—	—

Total securities	$673,251	$673,164	$138,468	$138,619

The following table shows proceeds from sales of securities and gross gains on sales of securities for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Sale proceeds	$—	$—	$4,499	$15,654
Gross gains (losses)	(15)	—	2,524	370

There were no other-than-temporary impairments during the six months ended June 30, 2017 or 2016.

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $502.5 million and $443.4 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
June 30, 2017	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. government agencies	$67,712	$653	$4,786	$224	15	$72,498	$877
Mortgage-backed securities, residential	270,813	3,099	17,938	442	85	288,751	3,541
Mortgage-backed securities, multifamily	5,159	23	—	—	1	5,159	23
Obligations of states and political subdivisions	17,616	275	877	17	32	18,493	292
Equity securities	—	—	9,602	396	2	9,602	396

	$361,300	$4,050	$33,203	$1,079	135	$394,503	$5,129

HELD TO MATURITY
U.S. government agencies	$12,215	$283	$—	$—	2	$12,215	$283
Mortgage-backed securities, residential	26,661	411	2,191	113	17	28,852	524
Mortgage-backed securities, multifamily	846	13	1,047	4	2	1,893	17
Obligations of states and political subdivisions	29,283	135	—	—	17	29,283	135

	$69,005	$842	$3,238	$117	38	$72,243	$959

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$94,153	$1,280	$—	$—	18	$94,153	$1,280
Mortgage-backed securities, residential	292,873	4,078	15,453	409	91	308,326	4,487
Mortgage-backed securities, multifamily	5,178	35	—	—	1	5,178	35
Obligations of states and political subdivisions	29,904	933	—	—	54	29,904	933
Other debt securities	350	1	—	—	1	350	1
Equity securities	6,030	94	4,720	338	2	10,750	432

	$428,488	$6,421	$20,173	$747	167	$448,661	$7,168

HELD TO MATURITY
U.S. government agencies	$17,147	$430	$—	$—	3	$17,147	$430
Mortgage-backed securities, residential	27,909	535	1,061	63	15	28,970	598
Mortgage-backed securities, multifamily	2,015	44	—	—	2	2,015	44
Obligations of states and political subdivisions	50,302	384	401	1	43	50,703	385

	$97,373	$1,393	$1,462	$64	63	$98,835	$1,457

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

As of June 30, 2017, the equity securities include investments in other financial institutions for market appreciation purposes. These equities had a purchase price of $2.1 million and a market value of $4.7 million as of June 30, 2017.

As of June 30, 2017, the equity securities also included $12.9 million in investment funds that do not have a quoted market price, but use net asset value per share or its equivalent to measure fair value.

The investment funds include $9.6 million that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of June 30, 2017, the amortized cost of these securities was $10.0 million and the fair value was $9.6 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

The investment funds also include $3.3 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of June 30, 2017, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.

NOTE 5 – LOANS, LEASES AND OTHER REAL ESTATE

The following sets forth the composition of the Company’s loan and lease portfolio:

	June 30, 2017	December 31, 2016
	(in thousands)
Commercial, secured by real estate	$2,725,418	$2,556,601
Commercial, industrial and other	352,977	350,228
Leases	70,295	67,016
Real estate - residential mortgage	337,765	349,581
Real estate - construction	230,178	211,109
Home equity and consumer	337,643	339,360

Total loans and leases	4,054,276	3,873,895

Less: deferred fees	(3,545)	(3,297)

Loans and leases, net of deferred fees	$4,050,731	$3,870,598

At June 30, 2017 and December 31, 2016, home equity and consumer loans included overdraft deposit balances of $763,000 and $364,000, respectively. At June 30, 2017 and December 31, 2016, the Company had $1.1 billion and $942.0 million, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York(“FHLB”).

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Pascack acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $214,000 at June 30, 2017, which was $603,000 less than the balance at the time of acquisition on January 7, 2016. In first quarter 2017, one of the Pascack purchased credit impaired (“PCI”) loans totaling $127,000 experienced further credit deterioration and was fully charged off. In the second quarter of 2017, a loan with a net value of $218,000 was fully paid off. The carrying value of loans acquired in the Harmony acquisition was $528,000 at June 30, 2017 which was $241,000 less than the balance at acquisition date on July 1, 2016. In the second quarter of 2017, a loan with a net value of $247,000 was fully paid off.

The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)		(in thousands)
Balance, beginning of period	$180	$69	$145	$—
Acquisitions	—	—	—	85
Accretion	(47)	(15)	(98)	(31)
Net reclassification non-accretable difference	—	11	86	11

Balance, end of period	$133	$65	$133	$65

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

	June 30, 2017	December 31, 2016
	(in thousands)
Commercial, secured by real estate	$8,768	$10,413
Commercial, industrial and other	378	167
Leases, including leases held for sale	81	153
Real estate - residential mortgage	3,857	6,048
Real estate - construction	1,472	1,472
Home equity and consumer	1,689	2,151

Total non-accrual loans and leases	$16,245	$20,404
Other real estate and other repossessed assets	1,415	1,072

TOTAL NON-PERFORMING ASSETS	$17,660	$21,476

Troubled debt restructurings, still accruing	$11,697	$8,802

Non-accrual loans included $2.1 million and $2.4 million of troubled debt restructurings at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company had $3.1 million and $3.7 million respectively in residential mortgages and consumer home equity loans that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of June 30, 2017 and December 31, 2016, is as follows:

			Greater				Recorded
			Than			Total	Investment Greater
	30-59 Days	60-89 Days	89 Days	Total		Loans	than 89 Days and
	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Still Accruing
	(in thousands)
June 30, 2017

Commercial, secured by real estate	$3,258	$600	$8,388	$12,246	$2,713,172	$2,725,418	$—
Commercial, industrial and other	491	—	301	792	352,185	352,977	—
Leases	303	113	81	497	69,798	70,295	—
Real estate - residential mortgage	985	636	3,295	4,916	332,849	337,765	—
Real estate - construction	—	—	1,472	1,472	228,706	230,178	—
Home equity and consumer	1,148	148	1,292	2,588	335,055	337,643	20

	$6,185	$1,497	$14,829	$22,511	$4,031,765	$4,054,276	$20

December 31, 2016

Commercial, secured by real estate	$6,082	$1,234	$9,313	$16,629	$2,539,972	$2,556,601	$—
Commercial, industrial and other	1,193	213	42	1,448	348,780	350,228	—
Leases	132	78	153	363	66,653	67,016	—
Real estate - residential mortgage	2,990	1,057	5,330	9,377	340,204	349,581	—
Real estate - construction	3,409	—	1,472	4,881	206,228	211,109	—
Home equity and consumer	1,260	129	2,049	3,438	335,922	339,360	10

	$15,066	$2,711	$18,359	$36,136	$3,837,759	$3,873,895	$10

Impaired Loans

The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings. Impaired loans as of June 30, 2017 and December 31, 2016 are as follows:

		Contractual
	Recorded	Unpaid		Average	Interest
	Investment in	Principal	Specific	Investment in	Income
June 30, 2017	Impaired Loans	Balance	Allowance	Impaired Loans	Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$14,806	$15,180	$—	$13,909	$148
Commercial, industrial and other	568	568	—	568	11
Real estate - residential mortgage	970	987	—	903	8
Real estate - construction	1,472	1,472	—	1,472	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	5,022	5,342	276	4,913	117
Commercial, industrial and other	431	431	14	402	9
Real estate - residential mortgage	1,005	1,134	34	1,015	15
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,148	1,175	99	1,150	28
Total:
Commercial, secured by real estate	$19,828	$20,522	$276	$18,822	$265
Commercial, industrial and other	999	999	14	970	20
Real estate - residential mortgage	1,975	2,121	34	1,918	23
Real estate - construction	1,472	1,472	—	1,472	—
Home equity and consumer	1,148	1,175	99	1,150	28

	$25,422	$26,289	$423	$24,332	$336

		Contractual
	Recorded	Unpaid		Average	Interest
	Investment in	Principal	Specific	Investment in	Income
December 31, 2016	Impaired Loans	Balance	Allowance	Impaired Loans	Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$12,764	$13,195	$—	$13,631	$229
Commercial, industrial and other	603	603	—	1,109	24
Leases	—	—	—	—	—
Real estate - residential mortgage	1,880	3,146	—	2,430	16
Real estate - construction	1,471	1,471	—	12	—
Home equity and consumer	139	139	—	388	—
Loans with specific allowance:
Commercial, secured by real estate	5,860	6,142	392	6,549	273
Commercial, industrial and other	349	349	12	360	17
Leases	—	—	—	1	—
Real estate - residential mortgage	1,031	1,100	31	1,011	30
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,188	1,211	94	1,184	59
Total:
Commercial, secured by real estate	$18,624	$19,337	$392	$20,180	$502
Commercial, industrial and other	952	952	12	1,469	41
Leases	—	—	—	1	—
Real estate - residential mortgage	2,911	4,246	31	3,441	46
Real estate - construction	1,471	1,471	—	12	—
Home equity and consumer	1,327	1,350	94	1,572	59

	$25,285	$27,356	$529	$26,675	$648

Interest income recognized on impaired loans was $336,000 for each of the six months ended June 30, 2017 and 2016, respectively. Interest that would have been accrued on impaired loans during the first six months of 2017 and 2016 had the loans been performing under original terms would have been $813,000 and $828,000, respectively.

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

The following table shows the Company’s commercial loan portfolio as of June 30, 2017 and December 31, 2016, by the risk ratings discussed above (in thousands):

June 30, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$448	$—
2	—	29,901	—
3	84,407	35,124	—
4	821,819	129,845	8,800
5	1,700,154	131,751	218,054
5W - Watch	58,427	11,047	698
6 - Other assets especially mentioned	31,163	9,474	—
7 - Substandard	29,448	5,387	2,626
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$2,725,418	$352,977	$230,178

December 31, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$1,449	$—
2	—	26,743	—
3	82,102	36,644	—
4	729,281	135,702	28,177
5	1,615,331	129,366	175,595
5W - Watch	68,372	6,395	1,223
6 - Other assets especially mentioned	33,015	5,242	—
7 - Substandard	28,500	8,687	6,114
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$2,556,601	$350,228	$211,109

The risk rating tables above do not include residential mortgage loans, consumer loans, or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
				(in thousands)
Beginning Balance	$22,083	$1,792	$502	$1,825	$2,378	$3,010	$31,590
Charge-offs	(83)	(71)	(120)	(169)	—	(427)	(870)
Recoveries	145	27	28	—	5	71	276
Provision	1,199	(60)	119	98	213	258	1,827

Ending Balance	$23,344	$1,688	$529	$1,754	$2,596	$2,912	$32,823

Three Months Ended June 30, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
				(in thousands)
Beginning Balance	$20,077	$2,597	$588	$2,266	$1,504	$3,521	$30,553
Charge-offs	(139)	(171)	(205)	(213)	—	(317)	(1,045)
Recoveries	26	34	21	1	—	67	149
Provision	395	(248)	220	110	284	249	1,010

Ending Balance	$20,359	$2,212	$624	$2,164	$1,788	$3,520	$30,667

Six Months Ended June 30, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
				(in thousands)
Beginning Balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245
Charge-offs	(303)	(234)	(163)	(310)	(609)	(611)	(2,230)
Recoveries	364	122	32	—	20	225	763
Provision	2,060	77	112	100	833	(137)	3,045

Ending Balance	$23,344	$1,688	$529	$1,754	$2,596	$2,912	$32,823

Six Months Ended June 30, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
					(in thousands)
Beginning Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$30,874
Charge-offs	(274)	(796)	(275)	(306)	—	(937)	(2,588)
Recoveries	81	76	22	4	—	113	296
Provision	329	295	417	(122)	197	969	2,085

Ending Balance	$20,359	$2,212	$624	$2,164	$1,788	$3,520	$30,667

Loans receivable summarized by portfolio segment and impairment method are as follows:

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
June 30, 2017	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$19,828	$999	$—	$1,975	$1,472	$1,148	$25,422
Ending Balance: Collectively evaluated for impairment	2,704,863	351,971	70,295	335,790	228,706	336,487	4,028,112
Ending Balance: Loans acquired with deteriorated credit quality	727	7	—	—	—	8	742

Ending Balance (1)	$2,725,418	$352,977	$70,295	$337,765	$230,178	$337,643	$4,054,276

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
December 31, 2016	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$18,624	$952	$—	$2,911	$1,471	$1,327	$25,285
Ending Balance: Collectively evaluated for impairment	2,536,858	349,001	67,016	346,670	209,638	338,019	3,847,202
Ending balance: Loans acquired with deteriorated credit quality	1,119	275	—	—	—	14	1,408

Ending Balance (1)	$2,556,601	$350,228	$67,016	$349,581	$211,109	$339,360	$3,873,895

(1)	Excludes deferred fees

The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
June 30, 2017	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$276	$14	$—	$34	$—	$99	$423
Ending Balance: Collectively evaluated for impairment	23,068	1,674	529	1,720	2,596	2,813	32,400

Ending Balance	$23,344	$1,688	$529	$1,754	$2,596	$2,912	$32,823

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
December 31, 2016	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$392	$12	$—	$31	$—	$94	$529
Ending Balance: Collectively evaluated for impairment	20,831	1,711	548	1,933	2,352	3,341	30,716

Ending Balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.5 million for each of the periods ended June 30, 2017 and December 31, 2016. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.

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

The following table summarizes loans that have been restructured during the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2017			June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)
Commercial, secured by real estate	2	$159	$159	—	$—	$—
Commercial, industrial and other	2	124	124	—	—	—

	4	$283	$283	—	$—	$—

	For the Six Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)
Commercial, secured by real estate	4	$3,038	$3,038	$—	$—	$—
Commercial, industrial and other	2	124	124	—	—	—
Home equity and consumer	—	—	—	3	285	285

	6	$3,162	$3,162	$3	$285	$285

The following table summarizes as of June 30, 2017 and 2016, loans that were restructured within the previous twelve months that have subsequently defaulted:

	June 30, 2017		June 30, 2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(dollars in thousands)
Real estate - residential mortgage	1	$254	—	$—
Home equity and consumer	—	—	1	162

	1	$254	1	$162

Other Real Estate and Other Repossessed Assets

At June 30, 2017, the Company had other real estate owned and other repossessed assets of $1.4 million and $28,000,

respectively. At December 31, 2016, the Company had other real estate owned and other repossessed assets of $1.1 million and $9,000, respectively. Included in other real estate owned was residential property acquired as a result of foreclosure proceedings totaling $1.1 million that the Company held at each of the periods ended June 30, 2017 and December 31, 2016.

NOTE 6 – DERIVATIVES

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $7.5 million in available for sale securities pledged for collateral on its interest rate swaps with the financial institution at each of June 30, 2017 and December 31, 2016.

In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2017, the Company did not record any hedge ineffectiveness. The Company recognized $4,000 of accumulated other comprehensive income that was reclassified into interest expense for the first six months of 2017.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $60,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

June 30, 2017	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$87,852	9.4	3.78%	1 Mo. LIBOR + 2.12	$2,989
Customer interest rate swaps	98,651	11.3	4.64%	1 Mo. LIBOR + 2.19	2,522
Interest rate swap (cash flow hedge)	30,000	4.0	1.10%	3 Mo. LIBOR	868
Classified in Other Liabilities:
Customer interest rate swaps	$87,852	9.4	3.78%	1 Mo. LIBOR + 2.12	$(2,989)
3rd Party interest rate swaps	98,651	11.3	4.64%	1 Mo. LIBOR + 2.19	(2,522)

December 31, 2016	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$129,252	10.9	4.03%	1 Mo. LIBOR + 2.10	$(2,345)
3rd party interest rate swaps	(129,252)	10.9	4.03%	1 Mo. LIBOR + 2.10	2,345
Interest rate swap (cash flow hedge)	30,000	4.5	1.10%	3 Mo. LIBOR	1,033

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill of $136.4 million and $135.7 million for the periods ended June 30, 2017 and December 31, 2016, respectively. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company had core deposit intangible of $2.6 million and $3.3 million for the periods ended June 30, 2017 and December 31, 2016, respectively. The estimated future amortization expense for the remainder of 2017 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended
2017	$268
2018	594
2019	504
2020	415
2021	326
2022	236

NOTE 8 – BORROWINGS

Repurchase Agreements

At June 30, 2017, the Company had federal funds purchased and securities sold under agreements to repurchase of $91.6 million and $26.9 million respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. The Company also had $20.0 million in long-term securities sold under agreements to repurchase included in other borrowings which mature within 1 year. As of June 30, 2017, the Company had $54.9 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.

At times the market values of securities collateralizing our securities sold under agreements to repurchase may decline due to changes in interest rates and may necessitate our lenders to issue a “margin call” which requires Lakeland to pledge additional collateral to meet that margin call.

Prepayment of Borrowings

In the first quarter of 2017, the Company repaid an aggregate of $20.0 million in long-term securities sold under agreements to repurchase and recorded $2.2 million in long-term debt prepayment fees. The Company also repaid an aggregate of $34.0 million in borrowings from the Federal Home Loan Bank of New York and recorded $638,000 in long-term debt prepayment fees.

NOTE 9 – SHARE-BASED COMPENSATION

The Company grants restricted stock, restricted stock units (“RSUs”) and stock options under the 2009 Equity Compensation Program. Share-based compensation expense of $1.6 million and $1.1 million was recognized for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was unrecognized compensation cost of $149,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.59 years. Unrecognized compensation expense related to RSUs was approximately $2.21 million as of June 30, 2017, and that cost is expected to be recognized over a period of 1.53 years. There was no unrecognized compensation expense related to unvested stock options as of June 30, 2017.

In the first six months of 2017, the Company granted 13,176 shares of restricted stock to non-employee directors at a grant date fair value of $18.20 per share under the 2009 Equity Compensation Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $240,000 over a one year period. In the first six months of 2016, the Company granted 23,952 shares of restricted stock to non-employee directors at a grant date fair value of $10.02 per share under the 2009 Equity Compensation Program. The restricted stock vested one year from the date it was granted. Compensation expense on this restricted stock was $240,000 over a one year period.

The following is a summary of the Company’s restricted stock activity during the six months ended June 30, 2017:

		Weighted
	Number of	Average
	Shares	Price
Outstanding, January 1, 2017	42,875	$9.72
Granted	13,176	18.20
Vested	(32,901)	9.79
Forfeited	(48)	9.39

Outstanding, June 30, 2017	23,102	$14.46

In the first six months of 2017, the Company granted 117,673 RSUs to certain officers at a weighted average grant date fair value of $19.96 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first half of 2017 is expected to average approximately $783,000 per year over a three year period. In the first six months of 2016, the Company granted 150,226 RSUs at a weighted average grant date fair value of $10.06 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $504,000 per year over a three year period.

The following is a summary of the Company’s RSU activity during the six months ended June 30, 2017:

		Weighted
	Number of	Average
	Shares	Price
Outstanding, January 1, 2017	302,344	$10.76
Granted	117,673	19.96
Vested	(148,584)	13.01
Forfeited	(8,995)	12.58

Outstanding, June 30, 2017	262,438	$13.55

There were no grants of stock options in the first six months of 2017 or 2016. Option activity under the Company’s stock option plans is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, January 1, 2017	135,250	$8.79	4.18	$1,450,533
Granted	—	—
Exercised	(31,769)	9.84
Forfeited	—	—
Expired	—	—

Outstanding, June 30, 2017	103,481	$8.47	4.78	$1,076,479

Options exercisable at June 30, 2017	103,481	$8.47	4.78	$1,076,479

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of period and the exercise price, multiplied by the number of in-the-money options).

There were 31,769 stock options exercised during the first six months of 2017. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 was $318,000. Exercise of stock options during the first six months of 2017 resulted in cash receipts of $313,000.

NOTE 10 – COMPREHENSIVE INCOME

The components of other comprehensive income (loss) are as follows:

	June 30, 2017			June 30, 2016
	Before	Tax Benefit	Net of	Before	Tax Benefit	Net of
For the quarter ended:	Tax Amount	(Expense)	Tax Amount	Tax Amount	(Expense)	Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains arising during period	$1,661	$(632)	$1,029	$2,684	$(987)	$1,697
Reclassification adjustment for net losses arising during the period	15	(6)	9	—	—	—

Net unrealized gains	1,676	(638)	1,038	2,684	(987)	1,697
Unrealized losses on derivatives	(186)	65	(121)	(193)	67	(126)
Change in minimum pension liability	—	—	—	8	(2)	6

Other comprehensive income, net	$1,490	$(573)	$917	$2,499	$(922)	$1,577

For the six months ended:	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$2,845	$(1,082)	$1,763	$9,247	$(3,393)	$5,854
Reclassification adjustment for net gains arising during the period	(2,524)	884	(1,640)	(370)	137	(233)

Net unrealized gains	321	(198)	123	8,877	(3,256)	5,621
Unrealized losses on derivatives	(165)	58	(107)	(193)	67	(126)
Change in minimum pension liability	—	—	—	72	(28)	44

Other comprehensive income, net	$156	$(140)	$16	$8,756	$(3,217)	$5,539

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax (in thousands):

	For the Three Months Ended June 30, 2017				For the Three Months Ended June 30, 2016
	Unrealized				Unrealized Gains
	Gains (Losses) on	Unrealized			on	Unrealized
	Available for Sale	Losses			Available for Sale	Losses
	Securities	on Derivatives	Pension Items	Total	Securities	on Derivatives	Pension Items	Total
Beginning balance	$(1,032)	$686	$38	$(308)	$5,078	$—	$34	$5,112

Other comprehensive income before classifications	1,029	(121)	—	908	1,697	(126)	6	1,577
Amounts reclassified from accumulated other comprehensive income	9	—	—	9	—	—	—	—

Net current period other comprehensive income (loss)	1,038	(121)	—	917	1,697	(126)	6	1,577

Ending balance	$6	$565	$38	$609	$6,775	(126)	$40	$6,689

	For the Six Months Ended June 30, 2017				For the Six Months Ended June 30, 2016
	Unrealized				Unrealized
	Gains (Losses) on	Unrealized			Gains on	Unrealized
	Available for Sale	Losses			Available for Sale	Losses
	Securities	on Derivatives	Pension Items	Total	Securities	on Derivatives	Pension Items	Total
Beginning balance	$(117)	$672	$38	$593	$1,154	$—	$(4)	$1,150

Other comprehensive income before classifications	1,763	(107)	—	1,656	5,854	(126)	44	5,772
Amounts reclassified from accumulated other comprehensive income	(1,640)	—	—	(1,640)	(233)	—	—	(233)

Net current period other comprehensive income	123	(107)	—	16	5,621	(126)	44	5,539

Ending balance	$6	$565	$38	$609	$6,775	(126)	$40	$6,689

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the six months ended June 30, 2017, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in thousands)
June 30, 2017
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,696	$136,748	$—	$142,444
Mortgage-backed securities	—	453,742	—	453,742
Obligations of states and political subdivisions	—	54,274	—	54,274
Other debt securities	—	5,095	—	5,095
Equity securities	4,722	12,887	—	17,609

Total securities available for sale	10,418	662,746	—	673,164

Derivative assets	—	6,379	—	6,379

Total Assets	$10,418	$669,125	$—	$679,543

Liabilities:
Derivative liabilities	$—	$5,511	$—	$5,511

Total Liabilities	$—	$5,511	$—	$5,511

December 31, 2016
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,931	$111,428	$—	$117,359
Mortgage-backed securities	—	413,725	—	413,725
Obligations of states and political subdivisions	—	48,326	—	48,326
Other debt securities	—	5,412	—	5,412
Equity securities	7,748	14,134	—	21,882

Total securities available for sale	13,679	593,025	—	606,704
Derivative assets	—	3,378	—	3,378

Total Assets	$13,679	$596,403	$—	$610,082

Liabilities:
Derivative liabilities	$—	$2,345	$—	$2,345

Total Liabilities	$—	$2,345	$—	$2,345

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
		(in thousands)
June 30, 2017
Assets:
Impaired loans and leases	$—	$—	$25,422	$25,422
Loans held for sale	—	877	—	877
Other real estate owned and other repossessed assets	—	—	1,415	1,415

December 31, 2016
Assets:
Impaired loans and leases	$—	$—	$25,285	$25,285
Loans held for sale	—	1,742	—	1,742
Other real estate owned and other repossessed assets	—	—	1,072	1,072

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

The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2017 and

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

The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $27.5 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.

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

The net loan portfolio at June 30, 2017 and December 31, 2016 has been valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2017 and December 31, 2016:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2017
Financial Assets:
Investment securities held to maturity	$138,468	$138,619	$—	$110,139	$28,480
Federal Home Loan Bank and other membership bank stocks	18,899	18,899	—	18,899	—
Loans and leases, net	4,017,908	4,019,534	—	—	4,019,534

Financial Liabilities:
Certificates of deposit	566,245	564,084	—	564,084	—
Other borrowings	312,251	312,136	—	312,136	—
Subordinated debentures	104,842	95,588	—	—	95,588

December 31, 2016
Financial Assets:
Investment securities held to maturity	$147,614	$146,990	$—	$111,403	$35,587
Federal Home Loan Bank and other membership bank stocks	15,099	15,099	—	15,099	—
Loans and leases, net	3,839,353	3,832,465	—	—	3,832,465

Financial Liabilities:
Certificates of deposit	544,908	543,399	—	543,399	—
Other borrowings	260,866	264,586	—	264,586	—
Subordinated debentures	104,784	94,476	—	—	94,476

NOTE 12 – RECENT ACCOUNTING PRONOUNCMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an update which provides clarity and reduces diversity in practice when accounting for the modification of terms and conditions for share-based payment awards. Previous accounting guidance did not distinguish between modifications which were substantive from modifications that were merely administrative. The accounting standards update requires entities to account for the effects of a modification unless the following three conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This update will be effective for annual and interim periods beginning after December 15, 2017. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In March 2017, the FASB issued an update which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. Under current GAAP, entities amortize the premium as an adjustment of yield over the contractual life of the instrument even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The update shortens the amortization period for certain callable debt securities held at a premium and requires the premium be amortized to the earliest call date. This update will be effective for annual and interim periods beginning after December 15, 2018. Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

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

In March 2016, the FASB issued an accounting standards update to simplify employee share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard specifically requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards vest or are settled. The Company adopted this accounting standards update in the first quarter of 2017. As a result, during the first six months of 2017, the Company recorded $582,000 in excess tax benefits in the income statement. The Company elected to continue its existing practice of estimating the number of awards that will be forfeited. The Company elected to apply the cash flow classification guidance prospectively, and therefore, prior periods have not been adjusted.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, customers’ acceptance of Lakeland’s products and services, and competition.

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

Management Overview

The quarter and six months ended June 30, 2017 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•

Net income for the second quarter of 2017 of $13.4 million compared to $10.1 million for the same period in 2016. Diluted earnings per share of $0.28 represents a 17% increase over $0.24 for the same period in 2016.

•

For the second quarter of 2017, annualized return on average assets was 1.02%, annualized return on average common equity was 9.49%, and annualized return on average tangible common equity was 12.58% compared to 0.93%, 9.04%, and 12.63%, respectively, for the second quarter of 2016.

•

Net income for the first six months of 2017 was $25.7 million, or $0.53 per diluted share, compared to $18.2 million, or $0.44 per diluted share, for the same period in 2016. Excluding the after-tax impact of $1.7 million in merger related expenses, net income for the first six months of 2016 was $20.0 million, or $0.48 per diluted share.

•

The annualized return on average assets for the six months ended June 30, 2017 was 1.00%, the annualized return on average common equity was 9.26%, and the annualized return on average tangible common equity was 12.31% compared to 0.85%, 8.23% and 11.53%, respectively, for the same period in 2016.

•	Commercial loans grew $190.6 million, or 6% during the first six months of 2017, while total loans grew $180.4 million, or 5%, to $4.05 billion during the same time period.

•

Net interest margin (“NIM”) was 3.41% in the second quarter of 2017 compared to 3.33% in the prior quarter and 3.27% in the quarter ended December 31, 2016. The NIM increase from the linked quarter was primarily due to loan yields increasing five basis points coupled with an additional two basis points in loan prepayment fees, partially offset by rising deposit costs.

•	Noninterest bearing deposits increased $51.4 million from December 31, 2016 to June 30, 2017, or 6%, to $978.7 million.

•	The efficiency ratio of 52.6% in the second quarter of 2017 decreased from 56.3% for the same period in 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

Net Income

Net income was $13.4 million, or $0.28 per diluted share, for the second quarter of 2017 compared to net income of $10.1 million, or $0.24 per diluted share, for the second quarter of 2016. Excluding the impact of merger related expenses, net income would have been $10.7 million, or $0.26 per diluted share, for the second quarter of 2016. Net interest income of $41.4 million for the second quarter of 2017 increased $6.3 million from the second quarter of 2016 due primarily to a $8.2 million increase in interest income, partially offset by an increase of $1.9 million in interest expense. The increase in interest income reflects an increase in interest-earning assets resulting from the Harmony acquisition, from organic growth and from an increase in rates caused by the recent increases in the federal funds rate and prime rate.

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

Net interest income on a tax equivalent basis for the second quarter of 2017 was $41.7 million, compared to $35.3 million for the second quarter of 2016. The net interest margin decreased from 3.47% in the second quarter of 2016 to 3.41% in the second quarter of 2017 primarily as a result of a 13 basis point increase in the cost of interest-bearing liabilities, partially offset by a 3 basis point increase in the yield on interest-earning assets. The increase in the cost of interest-bearing liabilities was due primarily to an increase in the cost of borrowings resulting from the subordinated debt issuance in the third quarter of 2016 as well as a higher cost of deposits. The decrease in net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $153.5 million. The components of net interest income will be discussed in greater detail below.

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

	For the Three Months Ended,			For the Three Months Ended,
	June 30, 2017			June 30, 2016
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$4,011,325	$42,740	4.27%	$3,412,503	$35,800	4.22%
Taxable investment securities and other	724,675	3,818	2.11%	493,688	2,696	2.18%
Tax-exempt securities	112,400	803	2.86%	81,518	642	3.15%
Federal funds sold (2)	59,088	132	0.89%	106,866	124	0.46%

Total interest-earning assets	4,907,488	47,493	3.88%	4,094,575	39,262	3.85%

Noninterest-earning assets:
Allowance for loan and lease losses	(32,234)			(30,898)
Other assets	365,901			339,912

TOTAL ASSETS	$5,241,155			$4,403,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$492,991	$71	0.06%	$485,580	$64	0.05%
Interest-bearing transaction accounts	2,295,256	2,513	0.44%	1,775,129	1,376	0.31%
Time deposits	559,665	1,200	0.86%	487,169	964	0.79%
Borrowings	344,833	2,007	2.30%	377,937	1,531	1.62%

Total interest-bearing liabilities	3,692,745	5,791	0.63%	3,125,815	3,935	0.50%
Noninterest-bearing liabilities:
Demand deposits	954,966			801,488
Other liabilities	28,233			25,480
Stockholders’ equity	565,211			450,806

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,241,155			$4,403,589

Net interest income/spread		41,702	3.25%		35,327	3.35%

Tax equivalent basis adjustment		281			225

NET INTEREST INCOME		$41,421			$35,102

Net interest margin (3)			3.41%			3.47%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)	Includes interest-bearing cash accounts.
(3)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $39.3 million in the second quarter of 2016 to $47.5 million in the second quarter of 2017, an increase of $8.2 million, or 21%. The increase in interest income was primarily a result of the Harmony acquisition as well as organic growth in loans, as average loans and leases increased $598.8 million compared to the second quarter of 2016. The yield on average loans and leases at 4.27% in the second quarter of 2017 was 5 basis points higher than the second quarter of 2016. The yield on average taxable and tax-exempt investment securities decreased by 7 and 29 basis points, respectively, compared to the second quarter of 2016. The reduction in the yield on taxable investment securities resulted from the receipt of $101,000 in income from calls on U.S. government agency securities in the second quarter of 2016. The reduction in yields on tax-exempt investment securities was due primarily to maturing securities at higher rates and new purchases of shorter term securities at lower rates.

Total interest expense of $5.8 million in the second quarter of 2017 was $1.9 million greater than the $3.9 million reported for the same period in 2016. The cost of average interest-bearing liabilities increased from 0.50% in the second quarter of 2016 to 0.63% in the second quarter of 2017. The increase in the cost of interest-bearing liabilities was due primarily to an increase in the cost of borrowings, higher costing deposits acquired in the Harmony acquisition as well as an increasingly competitive market for deposits resulting from a higher interest rate environment. The 68 basis point increase in the cost of borrowings was due primarily to the $75.0 million issuance of subordinated debt in September 2016 bearing a rate of 5.125%. The prepayment of FHLB borrowings and term repurchase agreements mitigated the impact of the subordinated debt. The cost of interest-bearing liabilities was impacted by an increase in the cost of interest-bearing transaction accounts and time deposits which increased by 13 basis points and 7 basis points, respectively.

Provision for Loan and Lease Losses

In determining the provision for loan and lease losses, management considers national and local economic conditions; trends in the portfolio including orientation to specific loan types or industries; experience, ability and depth of lending management in relation to the complexity of the portfolio; adequacy and adherence to policies, procedures and practices; levels and trends in delinquencies, impaired loans and charge-offs; and the results of independent third party loan review.

In the second quarter of 2017, a $1.8 million provision for loan and lease losses was recorded, which was $817,000 higher than the provision for the same period last year. The higher provision resulted from growth in commercial real estate loans. The Company charged off $870,000 and recovered $276,000 in the second quarter of 2017 compared to $1.0 million and $149,000, respectively, in the second quarter of 2016. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income at $6.1 million in the second quarter of 2017 increased by $1.2 million compared to $4.9 million in the second quarter of 2016. Service charges on deposit accounts of $2.7 million in the second quarter of 2017 increased $151,000 compared to the same period last year, due primarily to changes in the fee structure on deposit accounts. Gains on sales of loans totaling $471,000 for the second quarter of 2017 increased 11% compared to the same period in 2016 due primarily to increased gains on sales of SBA loans. Income on bank owned life insurance of $500,000 in the second quarter of 2017 increased $86,000 or 21% compared to the second quarter of 2016 due primarily to the addition of new policies. Other income at $1.3 million in the second quarter of 2017 was $922,000 higher than the same period in 2016 due primarily to an $118,000 increase in gains on sales of other real estate owned, a $324,000 gain on the payoff of an acquired loan and $337,000 in the gain on the sale of a former branch.

Noninterest Expense

Noninterest expense in the second quarter of 2017 totaled $25.4 million, which was $1.7 million greater than the $23.7 million reported for the second quarter of 2016. Salaries and employee benefits expense of $15.1 million, increased $2.0 million from the same period last year, primarily due to the addition of Harmony employees during the second half of 2016 and year-over-year increases in employee salary and benefit costs. Net occupancy expense increased $166,000, compared to the second quarter of 2016, due primarily to the addition of the Harmony branches. Stationary, supplies and postage increased $156,000 compared to the second quarter of 2016 due primarily to consumer deposit mailings during the second quarter of 2017. Marketing expense of $508,000 in the second quarter of 2017 increased $123,000 compared to the same period last year due primarily to advertising related to the opening of the new branch in New York as well as new marketing efforts directed at the Ocean county region. FDIC insurance expense of $425,000 in the second quarter of 2017 decreased $256,000 compared to the same period last year, due primarily to the decreased non-performing loans and increased capital levels. ATM and debit card expense of $517,000 increased $134,000 due primarily to increased volume in debit card transactions as well as one-time charges due to a change in platform. During the second quarter of 2016, the Company incurred $685,000 in merger related expenses compared to none during the same period this year. The Company’s efficiency ratio, a non-GAAP financial measure, was 52.6% in the second quarter of 2017, compared to 56.3% for the same period last year. The decrease in this ratio reflects a 19% increase in revenue as well as the realization of cost savings from the Pascack and Harmony acquisitions, and the closure of seven branches in 2016. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended June 30,
	2017	2016
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$25,366	$23,715
Amortization of core deposit intangibles	(190)	(164)
Merger related expenses	—	(685)
Provision for unfunded lending commitments	—	(230)

Noninterest expense, as adjusted	$25,176	$22,636

Net interest income	$41,421	$35,102
Noninterest income	6,111	4,885

Total revenue	47,532	39,987
Tax-equivalent adjustment on municipal securities	281	225
Losses on sales of investment securities	15	—

Total revenue, as adjusted	$47,828	$40,212

Efficiency ratio	52.6%	56.3%

Income Tax Expense

The effective tax rate in the second quarter of 2017 was 34.3% compared to 33.6% during the same period last year primarily as a result of a decrease in tax advantaged items as a percent of pretax income.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

Net Income

Net income was $25.7 million, or $0.53 per diluted share, for the first half of 2017 compared to net income of $18.2 million, or $0.44 per diluted share, for the first half of 2016. Excluding the impact of merger related expenses, net income would have been $20.0 million, or $0.48 per diluted share, for the first half of 2016. Net interest income of $80.7 million for the first half of 2017 increased $11.8 million from the first half of 2016 due primarily to a $15.4 million increase in interest income, partially offset by an increase of $3.6 million in interest expense. The increase in interest income reflects an increase in interest-earning assets resulting from the Harmony acquisition, organic growth and an increase in market rates.

Net Interest Income

Net interest income on a tax equivalent basis for the first six months of 2017 was $81.3 million, compared to $69.4 million for the first six months of 2016. The net interest margin decreased from 3.48% in the first half of 2016 to 3.37% in the first half of 2017 primarily as a result of a 12 basis point increase in the cost of interest-bearing liabilities as well as a 3 basis point decrease in the yield on earning assets. The increase in the cost of interest-bearing liabilities was due primarily to an increase in the cost of borrowings resulting from the subordinated debt issuance in the third quarter of 2016 as well as a moderately higher cost of deposits. The decrease in yield on interest-earning assets was due primarily to a 17 and 45 basis point decrease in yield on taxable and tax-exempt securities, respectively. The reduction in yields on investment securities was due primarily to maturing securities at higher rates and new purchases at lower rates. The decrease in net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $157.6 million. The components of net interest income will be discussed in greater detail below.

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

	For the Six Months Ended,			For the Six Months Ended,
	June 30, 2017			June 30, 2016
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (1)	$3,958,564	$83,151	4.24%	$3,348,421	$69,921	4.20%
Taxable investment securities and other	700,971	7,417	2.12%	494,788	5,658	2.29%
Tax-exempt securities	112,719	1,588	2.82%	78,106	1,277	3.27%
Federal funds sold (2)	94,643	408	0.86%	92,553	199	0.43%

Total interest-earning assets	4,866,897	92,564	3.83%	4,013,868	77,055	3.86%

Noninterest-earning assets:
Allowance for loan and lease losses	(32,063)			(31,013)
Other assets	362,931			343,175

TOTAL ASSETS	$5,197,765			$4,326,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$491,890	$139	0.06%	$480,725	$157	0.07%
Interest-bearing transaction accounts	2,268,752	4,631	0.41%	1,728,855	2,624	0.31%
Time deposits	557,479	2,348	0.84%	476,097	1,828	0.77%
Borrowings	352,926	4,146	2.34%	388,680	3,047	1.57%

Total interest-bearing liabilities	3,671,047	11,264	0.62%	3,074,357	7,656	0.50%
Noninterest-bearing liabilities:
Demand deposits	938,460			780,843
Other liabilities	28,730			25,015
Stockholders’ equity	559,528			445,815

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,197,765			$4,326,030

Net interest income/spread		81,300	3.22%		69,399	3.36%

Tax equivalent basis adjustment		556			447

NET INTEREST INCOME		$80,744			$68,952

Net interest margin (3)			3.37%			3.48%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)	Includes interest-bearing cash accounts.
(3)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $77.1 million in the first half of 2016 to $92.6 million in the first half of 2017, an increase of $15.5 million, or 20%. The increase in interest income was a result of the Harmony acquisition as well as organic growth in loans, as average loans and leases increased $610.1 million compared to the first half of 2016. The yield on average loans and leases at 4.24% in the first half of 2017 was 4 basis points higher than the first half of 2016. The yield on average taxable and tax-exempt investment securities decreased by 17 and 45 basis points, respectively, compared to the first half of 2016. The reduction in the yield of taxable investment securities resulted primarily from $358,000 in income on called U.S. government agency securities received in the first six months of 2016. As previously mentioned, the reduction in yields on tax-exempt investment securities was due primarily to maturing securities at higher rates and new purchases of shorter term securities at lower rates.

Total interest expense of $11.3 million in the first half of 2017 was $3.6 million greater than the $7.7 million reported for the same period in 2016. The cost of average interest-bearing liabilities increased from 0.50% in the first half of 2016 to 0.62% in the first half of 2017. The increase in the cost of interest-bearing liabilities was due primarily to an increase in the cost of borrowings, higher costing deposits acquired in the Harmony acquisition as well as an increasingly competitive market for deposits. The 77 basis point increase in the cost of borrowings was due primarily to the $75.0 million issuance of subordinated debt in September 2016 bearing a rate of 5.125%. Also impacting the cost of interest-bearing liabilities was an increase in the cost of interest-bearing transaction accounts and time deposits which increased by 10 basis points and 7 basis points, respectively.

Provision for Loan and Lease Losses

In the first half of 2017, a $3.0 million provision for loan and lease losses was recorded, which was $960,000 higher than the provision for the same period last year. The higher provision resulted from commercial real estate loan growth and higher charge-offs in commercial construction loans. The Company charged off $2.2 million and recovered $763,000 in the first half of 2017 compared to $2.6 million and $296,000, respectively, in the first half of 2016. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income of $14.2 million in the first half of 2017 increased by $4.5 million compared to $9.8 million in the first half of 2016. Included in noninterest income in the first half of 2017 was $2.5 million in gains on sales of investment securities, which compares to $370,000 during the same period last year. Commissions and fees at $2.3 million in the first half of 2017 increased $213,000 compared to the same period last year due primarily to increases in commercial loan fees and credit card related merchant service fees. Income on bank owned life insurance of $926,000 for the first half of 2017 increased $104,000 compared to the same period in 2016 due primarily to the addition of new policies. Other income of $2.5 million in the first half of 2017 was $1.8 million higher than the same period in 2016 due primarily to a $333,000 increase in swap fee income, a $396,000 increase in gains on sales of other real estate owned, a $324,000 gain on the payoff of an acquired loan and $706,000 in gains on the sale of two former branches.

Noninterest Expense

Noninterest expense in the first half of 2017 totaled $53.8 million, which was $4.7 million greater than the $49.1 million reported for the first half of 2016. During the first half of 2017, the Company incurred $2.8 million in long-term debt prepayment penalties, and in the first half of 2016, the Company incurred $2.4 million in merger related expenses. Salaries and employee benefits expense of $30.5 million, increased $3.3 million from the same period last year, primarily due to the addition of Harmony employees during the second half of 2016 and year-over-year increases in employee salary and benefit costs. Net occupancy expense increased $314,000 compared to the first half of 2016, due primarily to the addition of the Harmony branches. Stationary, supplies and postage increased $156,000 compared to the first half of 2016 due primarily to the same reason discussed in the quarterly comparison. Marketing expense of $909,000 in the first half of 2017 increased $215,000 compared to the same period last year due to the same reasons discussed in the quarterly comparison. FDIC insurance expense of $743,000 in the first half of 2017 decreased $528,000 compared to the same period last year, due primarily to the same reasons discussed in the quarterly comparison. ATM and debit card expense of $958,000 for the first half of 2017 increased $229,000 compared to the same period in 2016 due primarily to the same reasons discussed in the quarterly comparison. Other expenses of $5.2 million in the first half of 2017 increased $415,000 compared to the first half of 2016 primarily due to higher correspondent, legal and audit fees. The Company’s efficiency ratio, a non-GAAP financial measure, was 54.4% in the first half of 2017, compared to 58.3% for the same period last year. The decrease in this ratio reflects an 18% increase in revenue as well as the realization of cost savings from the Pascack and Harmony acquisitions, and the closure of seven branches in 2016. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$53,836	$49,139
Less:
Amortization of core deposit intangibles	(385)	(331)
Long-term debt prepayment penalty	(2,828)	—
Merger related expenses	—	(2,406)
Provision for unfunded lending commitments	—	(438)

Noninterest expense, as adjusted	$50,623	$45,964

Net interest income	$80,744	$68,952
Noninterest income	14,205	9,752

Total revenue	94,949	78,704
Tax-equivalent adjustment on municipal securities	556	447
Gains on sales of investment securities	(2,524)	(370)

Total revenue, as adjusted	$92,981	$78,781

Efficiency ratio	54.4%	58.3%

Income Tax Expense

The effective tax rate in the first half of 2017 was 32.5% compared to 33.6% during the same period last year. The decrease in the effective tax rate was due primarily to the implementation of ASU 2016-09 during the first quarter of 2017 which resulted in a $582,000 tax benefit related to excess tax benefits from the exercise of stock options and the vesting of restricted stock and RSUs.

Financial Condition

The Company’s total assets increased $269.1 million from December 31, 2016, to $5.36 billion at June 30, 2017. Total loans net of deferred fees were $4.05 billion, an increase of $180.1 million, or 5%, from $3.87 billion at December 31, 2016. Total deposits were $4.23 billion, an increase of $134.4 million, or 3%, from December 31, 2016.

Loans and Leases

Gross loans and leases of $4.05 billion at June 30, 2017 increased $180.4 million from December 31, 2016, primarily in the commercial loans secured by real estate category which increased $168.8 million, or 7%, during that time period. Real estate construction loans also increased $19.1 million, or 9%, while residential mortgages decreased $11.8 million, or 3%. The decline in residential mortgages results from a decision to sell most of the residential loans that the Company originates. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets, excluding PCI loans, decreased from $21.5 million at December 31, 2016 to $17.7 million at June 30, 2017, primarily in the commercial secured by real estate and residential mortgages categories, which decreased $1.6 million and $2.2 million, respectively. The percentage of non-performing assets to total assets decreased from 0.42% at December 31, 2016 to 0.33% at June 30, 2017. Non-accrual loans at June 30, 2017 included two loan relationships with a balance of $1.0 million or over, totaling $3.6 million, and six loan relationships between $500,000 and $1.0 million, totaling $4.1 million.

There were $20,000 in loans and leases past due ninety days or more and still accruing at June 30, 2017 compared to $10,000 at December 31, 2016. These loans primarily consist of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On June 30, 2017, the Company had $11.7 million in loans that were troubled debt restructurings and accruing interest income compared to $8.8 million at December 31, 2016. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On June 30, 2017, the Company had $25.4 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $25.3 million at year-end 2016. The Company also had purchased credit impaired loans from the Pascack and Harmony acquisitions with carrying values of $214,000 and $528,000, respectively, at June 30, 2017. For more information on impaired loans and leases see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $423,000 of the allowance for loan and lease losses has been allocated for impairment at June 30, 2017 compared to $529,000 at December 31, 2016. At June 30, 2017, the Company also had $22.8 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $28.7 million at December 31, 2016.

There were no loans and leases at June 30, 2017, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

	Six Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
(dollars in thousands)	2017	2016	2016
Balance of the allowance at the beginning of the year	$31,245	$30,874	$30,874

Loans and leases charged off:
Commercial, secured by real estate	(303)	(274)	(410)
Commercial, industrial and other	(234)	(796)	(796)
Leases	(163)	(275)	(366)
Real estate - mortgage	(310)	(306)	(1,103)
Real estate - construction	(609)	—	—
Home equity and consumer	(611)	(937)	(1,980)

Total loans charged off	(2,230)	(2,588)	(4,655)

Recoveries:
Commercial, secured by real estate	364	81	297
Commercial, industrial and other	122	76	202
Leases	32	22	31
Real estate - mortgage	—	4	8
Real estate - construction	20	—	18
Home equity and consumer	225	113	247

Total recoveries	763	296	803

Net charge-offs:	(1,467)	(2,292)	(3,852)
Provision for loan and lease losses	3,045	2,085	4,223

Ending balance	$32,823	$30,667	$31,245

Net charge-offs as a percentage of average loans and leases outstanding	0.07%	0.14%	0.11%
Allowance as a percentage of total loans and leases oustanding	0.81%	0.89%	0.81%

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

•

The establishment of reserve amounts for the unimpaired loans and leases in each portfolio based upon the historical average loss experience as modified by management’s assessment of the loss emergence period for these portfolios and management’s evaluation of key qualitative factors.

Consideration is given to the results of ongoing credit quality monitoring processes, the adequacy and expertise of the Company’s lending staff, underwriting policies, loss histories, delinquency trends, the cyclical nature of economic and business conditions, and capitalization rates. Since many of the Company’s loans depend on the sufficiency of collateral as a secondary means of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company against loss.

The overall balance of the allowance for loan and lease losses of $32.8 million at June 30, 2017 increased $1.6 million, from December 31, 2016, an increase of 5%. The change in the allowance within segments of the loan portfolio reflects changes in the non-performing loan and charge-off statistics within each segment as well as the level of growth in each segment. Loan reserves are based on a combination of historical charge-off experience, estimating the appropriate loss emergence and pre-emergence periods and assigning qualitative factors based on general economic conditions and specific bank portfolio characteristics.

Non-performing loans and leases of $16.2 million at June 30, 2017 decreased $4.2 million from December 31, 2016. The allowance for loan and lease losses as a percent of total loans was 0.81% of total loans at both June 30, 2017 and December 31, 2016. Management believes, based on appraisals and estimated selling costs that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at June 30, 2017.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased from $754.3 million at December 31, 2016 to $811.6 million at June 30, 2017, an increase of $57.3 million.

Deposits

Total deposits increased from $4.09 billion at December 31, 2016 to $4.23 billion at June 30, 2017, an increase of $134.4 million, or 3%. Noninterest-bearing deposits, savings and interest-bearing transaction accounts and time deposits increased $51.4 million, $61.6 million and $21.3 million, respectively.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $33.1 million for the first half of 2017 compared to $11.1 million for the same period in 2016.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first six months of 2017, Lakeland’s deposits increased $134.4 million.

•

Sales of securities. At June 30, 2017 the Company had $673.2 million in securities designated “available for sale.” Of these securities, $452.6 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on June 30, 2017. Lakeland also has overnight federal funds lines available for it to borrow up to $210.0 million of which $91.6 million was outstanding at June 30, 2017. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of June 30, 2017.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the six months ended June 30, 2017 follows.

Cash and cash equivalents totaling $185.7 million on June 30, 2017 increased $9.9 million from December 31, 2016. Operating activities provided $33.1 million in net cash. Investing activities used $259.3 million in net cash, primarily reflecting an increase in loans and leases and the purchase of securities. Financing activities provided $236.1 million in net cash primarily reflecting the net increase in deposits of $134.7 million and net proceeds from federal funds purchased and other borrowings of $111.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2017. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After One	After Three
		Within	But Within	But Within	After
	Total	One Year	Three Years	Five Years	Five Years
	(dollars in thousands)
Minimum annual rentals on noncancellable operating leases	$30,417	$3,129	$5,795	$4,914	$16,579
Benefit plan commitments	6,160	349	838	793	4,180
Remaining contractual maturities of time deposits	566,245	394,443	144,440	27,353	9
Subordinated debentures	104,842	—	—	—	104,842
Loan commitments	902,606	620,500	141,408	22,322	118,376
Other borrowings	312,251	207,460	96,187	8,604	—
Interest on other borrowings*	60,299	7,708	11,724	10,121	30,746
Standby letters of credit	13,725	10,616	2,998	31	80

Total	$1,996,545	$1,244,205	$403,390	$74,138	$274,812

*	Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.43%.

Capital Resources

Total stockholders’ equity increased from $550.0 million on December 31, 2016 to $567.5 million on June 30, 2017, an increase of $17.5 million. Book value per common share increased to $11.99 on June 30, 2017 from $11.65 on December 31, 2016. Tangible book value per share increased from $8.70 per share on December 31, 2016 to $9.05 per share on June 30, 2017, an increase of 4%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2016 to June 30, 2017 was primarily due to $25.7 million of net income, partially offset by the payment of cash dividends on common stock of $9.3 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of June 30, 2017, the Company and Lakeland met all capital adequacy requirements to which they are subject.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31
	2017	2016	2017	2016	2017	2016	2017	2016
The Company	8.99%	9.07%	10.06%	10.11%	10.77%	10.85%	13.32%	13.48%
Lakeland Bank	10.01%	10.21%	11.98%	12.21%	11.98%	12.21%	12.81%	13.03%
Required capital ratios including conservation buffer	4.00%	4.00%	5.75%	5.125%	7.25%	6.625%	9.25%	8.625%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

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

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2017	2016
Calculation of Tangible Book Value per Common Share

Total common stockholders’ equity at end of period - GAAP	$567,545	$550,044
Less:
Goodwill	136,433	135,747
Other identifiable intangible assets, net	2,631	3,344

Total tangible common stockholders’ equity at end of period - Non-GAAP	$428,481	$410,953

Shares outstanding at end of period	47,353	47,223

Book value per share - GAAP	$11.99	$11.65

Tangible book value per share - Non-GAAP	$9.05	$8.70

Calculation of Tangible Common Equity to Tangible Assets

Total tangible common stockholders’ equity at end of period - Non-GAAP	$428,481	$410,953

Total assets at end of period	$5,362,187	$5,093,131
Less:
Goodwill	136,433	135,747
Other identifiable intangible assets, net	2,631	3,344

Total tangible assets at end of period - Non-GAAP	$5,223,123	$4,954,040

Common equity to assets - GAAP	10.58%	10.80%

Tangible common equity to tangible assets - Non-GAAP	8.20%	8.30%

	For the Three Months Ended,		For the Six Months ended,
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2017	2016	2017	2016
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$13,370	$10,130	$25,682	$18,238

Total average common stockholders’ equity	$565,211	$450,806	$559,528	$445,815
Less:
Average goodwill	135,755	125,424	135,751	124,923
Average other identifiable intangible assets, net	3,069	2,828	3,172	2,874

Total average tangible common stockholders’ equity - Non-GAAP	$426,387	$322,554	$420,605	$318,018

Return on average common stockholders’ equity - GAAP	9.49%	9.04%	9.26%	8.23%

Return on average tangible common stockholders’ equity - Non-GAAP	12.58%	12.63%	12.31%	11.53%

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Reconciliation of Earnings per Share
Net income - GAAP	$13,370	$10,130	$25,682	$18,238

Non-routine transactions, net of tax
Tax deductible merger related expenses	—	175	—	986
Non-tax deductible merger related expenses	—	389	—	739

Net effect of non-routine transactions	—	564	—	1,725

Net income available to common shareholders excluding non-routine transactions	13,370	10,694	25,682	19,963
Less: Earnings allocated to participating securities	(119)	(106)	(239)	(161)

	$13,251	$10,588	$25,443	$19,802

Weighted average shares - Basic	47,465	41,238	47,410	41,084
Weighted average shares - Diluted	47,674	41,406	47,646	41,245

Basic earnings per share, GAAP	$0.28	$0.24	$0.54	$0.44
Diluted earnings per share, GAAP	$0.28	$0.24	$0.53	$0.44

Basic earnings per share, adjusted for non-routine transactions	$0.28	$0.26	$0.54	$0.48
Diluted earnings per share, adjusted for non-routine transactions	$0.28	$0.26	$0.53	$0.48

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $164.6 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability policy limit	-5.0%	-5.0%

June 30, 2017	-0.7%	-3.1%
December 31, 2016	-0.5%	-2.4%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	-15.0%	-10.0%	-5.0%	-5.0%

June 30, 2017	0.7%	0.7%	0.5%	-6.1%
December 31, 2016	1.9%	1.4%	0.9%	-4.8%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at June 30, 2017 (the base case) was $751.4 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	-25.0%	-20.0%	-10.0%	-10.0%

June 30, 2017	-5.9%	-3.6%	-1.4%	-0.5%
December 31, 2016	-7.5%	-4.9%	-2.2%	0.4%

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

(b)        Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 8, 2017