Form 10-Q
period 2017-09-30
LAKELAND BANCORP INC
filed 2017-11-08
CIK 846901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                              September 30, 2017

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

As of October 27, 2017, there were 47,352,661 outstanding shares of Common Stock, no par value.

LAKELAND BANCORP, INC.

Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
	(dollars in thousands)
ASSETS
Cash	$178,905	$169,149
Interest-bearing deposits due from banks	24,012	6,652

Total cash and cash equivalents	202,917	175,801
Investment securities available for sale, at fair value	647,292	606,704
Investment securities held to maturity; fair value of $135,085 at September 30, 2017 and $146,990 at December 31, 2016	135,021	147,614
Federal Home Loan Bank and other membership bank stock, at cost	12,783	15,099
Loans, net of deferred costs (fees)	4,089,173	3,870,598
Less: allowance for loan and lease losses	33,925	31,245

Net loans	4,055,248	3,839,353
Loans held for sale	2,221	1,742
Premises and equipment, net	49,699	52,236
Accrued interest receivable	13,592	12,557
Goodwill	136,433	135,747
Other identifiable intangible assets	2,526	3,344
Bank owned life insurance	106,831	72,384
Other assets	34,918	30,550

TOTAL ASSETS	$5,399,481	$5,093,131

LIABILITIES
Deposits:
Noninterest-bearing	$955,444	$927,270
Savings and interest-bearing transaction accounts	2,681,512	2,620,657
Time deposits $250 thousand and under	549,893	404,680
Time deposits over $250 thousand	170,147	140,228

Total deposits	4,356,996	4,092,835
Federal funds purchased and securities sold under agreements to repurchase	133,960	56,354
Other borrowings	196,539	260,866
Subordinated debentures	104,872	104,784
Other liabilities	30,033	28,248

TOTAL LIABILITIES	4,822,400	4,543,087

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized shares, 70,000,000; issued 47,352,714 shares at September 30, 2017 and 47,222,914 shares at December 31, 2016	512,383	510,861
Retained earnings	63,917	38,590
Accumulated other comprehensive income	781	593

TOTAL STOCKHOLDERS’ EQUITY	577,081	550,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,399,481	$5,093,131

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
INTEREST INCOME
Loans, leases and fees	$44,302	$39,766	$127,453	$109,687
Federal funds sold and interest-bearing deposits with banks	210	142	618	341
Taxable investment securities and other	3,720	2,627	11,137	8,285
Tax-exempt investment securities	503	470	1,535	1,300

TOTAL INTEREST INCOME	48,735	43,005	140,743	119,613

INTEREST EXPENSE
Deposits	4,443	2,886	11,561	7,495
Federal funds purchased and securities sold under agreements to repurchase	52	19	160	66
Other borrowings	2,125	1,582	6,163	4,582

TOTAL INTEREST EXPENSE	6,620	4,487	17,884	12,143

NET INTEREST INCOME	42,115	38,518	122,859	107,470
Provision for loan and lease losses	1,827	1,763	4,872	3,848

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	40,288	36,755	117,987	103,622
NONINTEREST INCOME
Service charges on deposit accounts	2,797	2,615	7,926	7,580
Commissions and fees	1,258	1,182	3,549	3,260
Gains on sales of investment securities	—	—	2,524	370
Gains on sales of loans	478	753	1,347	1,598
Income on bank owned life insurance	624	1,303	1,550	2,125
Other income	297	564	2,763	1,236

TOTAL NONINTEREST INCOME	5,454	6,417	19,659	16,169

NONINTEREST EXPENSE
Salaries and employee benefits	15,100	14,626	45,613	41,802
Net occupancy expense	2,327	2,372	7,670	7,401
Furniture and equipment	2,073	1,876	6,166	5,904
Stationery, supplies and postage	404	412	1,419	1,271
Marketing expense	442	429	1,351	1,123
FDIC insurance expense	430	715	1,173	1,986
Data processing expense	441	518	1,496	1,497
Telecommunications expense	380	479	1,156	1,289
ATM and debit card expense	546	420	1,504	1,149
Expenses (income) on other real estate owned and other repossessed assets	67	(32)	108	33
Long-term debt prepayment fee	—	—	2,828	—
Merger related expenses	—	1,697	—	4,103
Core deposit intangible amortization	104	201	489	532
Other expenses	2,535	2,293	7,712	7,055

TOTAL NONINTEREST EXPENSE	24,849	26,006	78,685	75,145

Income before income tax expense	20,893	17,166	58,961	44,646
Income tax expense	7,170	5,839	19,556	15,081

NET INCOME	$13,723	$11,327	$39,405	$29,565

PER SHARE OF COMMON STOCK
Basic earnings	$0.29	$0.25	$0.82	$0.69

Diluted earnings	$0.29	$0.25	$0.82	$0.69

Dividends	$0.100	$0.095	$0.295	$0.275

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
NET INCOME	$13,723	$11,327	$39,405	$29,565

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities available for sale	170	(502)	1,933	5,352
Reclassification for securities gains included in net income	—	—	(1,640)	(233)
Unrealized gains (losses) on derivatives	2	174	(105)	48
Change in pension liability, net	—	(2)	—	42

Other comprehensive income (loss)	172	(330)	188	5,209

TOTAL COMPREHENSIVE INCOME	$13,895	$10,997	$39,593	$34,774

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2017 and 2016

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total
	(in thousands)
At January 1, 2016	$386,287	$13,079	$1,150	$400,516

Net income	—	29,565	—	29,565
Other comprehensive income, net of tax	—	—	5,209	5,209
Stock based compensation	1,494	—	—	1,494
Issuance of stock for Pascack acquisition	37,221	—	—	37,221
Issuance of stock for Harmony acquisition	36,654	—	—	36,654
Issuance of stock	10	—	—	10
Retirement of restricted stock	(206)	—	—	(206)
Cash dividends, common stock	—	(11,741)	—	(11,741)

At September 30, 2016	$461,460	$30,903	$6,359	$498,722

At January 1, 2017	$510,861	$38,590	$593	$550,044

Net income	—	39,405	—	39,405
Other comprehensive income, net of tax	—	—	188	188
Stock based compensation	1,982	—	—	1,982
Exercise of stock options	313	—	—	313
Retirement of restricted stock	(773)	—	—	(773)
Cash dividends, common stock	—	(14,078)	—	(14,078)

At September 30, 2017	$512,383	$63,917	$781	$577,081

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,405	$29,565
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts and deferred loan fees and costs	3,763	3,351
Depreciation and amortization	3,272	2,885
Amortization of intangible assets	489	532
Provision for loan and lease losses	4,872	3,848
Loans originated for sale	(42,575)	(61,566)
Proceeds from sales of loans held for sale	43,444	60,707
Gains on sales of securities	(2,524)	(370)
Gains on proceeds from bank owned life insurance policies	(45)	(864)
Gains on sales of loans held for sale	(1,347)	(1,598)
Gains on other real estate and other repossessed assets	(527)	(254)
(Gains) losses on sales of premises and equipment	(850)	117
Long-term debt prepayment penalty	2,828	—
Stock-based compensation	1,982	1,494
Excess tax benefits	582	—
Increase in other assets	(5,780)	(8,194)
Increase in other liabilities	198	7,869

NET CASH PROVIDED BY OPERATING ACTIVITIES	47,187	37,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisitions	—	68,751
Proceeds from repayments and maturities of available for sale securities	68,852	58,911
Proceeds from repayments and maturities of held to maturity securities	33,345	24,369
Proceeds from sales of available for sale securities	4,500	15,654
Purchase of available for sale securities	(113,770)	(87,767)
Purchase of held to maturity securities	(21,157)	(49,022)
Purchase of bank owned life insurance	(33,000)	—
Death benefit proceeds from bank owned life insurance policy	148	2,129
Proceeds from redemptions of Federal Home Loan Bank stock	11,942	2,207
Purchases of Federal Home Loan Bank stock	(9,626)	(953)
Net increase in loans and leases	(226,022)	(254,307)
Proceeds from sales of other real estate and repossessed assets	3,972	2,051
Proceeds from dispositions and sales of premises and equipment	1,638	15
Purchases of premises and equipment	(2,070)	(2,851)

NET CASH USED IN INVESTING ACTIVITIES	(281,248)	(220,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	264,654	364,141
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	77,606	(121,534)
Proceeds from other borrowings	276,212	14,921
Repayments of other borrowings	(342,757)	(59,000)
Net proceeds from issuance of subordinated debt	—	73,558
Exercise of stock options	313	—
Issuance of stock	—	10
Retirement of restricted stock	(773)	(206)
Dividends paid	(14,078)	(11,741)

NET CASH PROVIDED BY FINANCING ACTIVITIES	261,177	260,149

Net increase in cash and cash equivalents	27,116	76,858
Cash and cash equivalents, beginning of period	175,801	118,493

CASH AND CASH EQUIVALENTS, END OF PERIOD	$202,917	$195,351

	For the Nine Months Ended September 30,
	2017	2016
	(in thousands)
Supplemental schedule of non-cash investing and
financing activities:
Cash paid during the period for income taxes	$18,908	$15,168
Cash paid during the period for interest	18,649	11,957
Transfer of loans and leases into other repossessed assets and other real estate owned	3,542	2,732
Acquisitions:
Non-cash assets acquired:
Federal Home Loan Bank stock	—	3,742
Investment securities held for maturity	—	10,810
Investment securities available for sale	—	7,474
Loans, including loans held for sale	—	579,300
Goodwill and other intangible assets, net	—	29,348
Other assets	—	32,353
Total non-cash assets acquired	—	663,027
Liabilities assumed:
Deposits	—	(582,526)
Other borrowings	—	(66,622)
Other liabilities	—	(8,755)
Total liabilities assumed	—	(657,903)
Common stock issued and fair value of stock options converted to Lakeland Bancorp stock options	—	73,874

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This quarterly report presents the consolidated financial statements of Lakeland Bancorp, Inc. and its subsidiaries, including Lakeland Bank (“Lakeland”) and the Bank’s wholly owned subsidiaries (collectively, the “Company”). The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and predominant practices within the banking industry. The Company’s unaudited interim financial statements reflect all adjustments, such as normal recurring accruals that are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the nine months ended September 30, 2017 do not necessarily indicate the results that the Company will achieve for all of 2017.

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

NOTE 2 – ACQUISITIONS

Harmony Bank

On July 1, 2016, the Company completed its acquisition of Harmony Bank (“Harmony”), a bank with three branches located in Ocean County, NJ. Effective upon the opening of business on July 1, 2016, Harmony was merged into Lakeland Bank. This merger allowed the Company to expand its presence to Ocean County. The merger agreement provided that shareholders of Harmony would receive 1.25 shares of the Company common stock for each share of Harmony Bank common stock that they owned at the effective time of the merger. The Company issued an aggregate of 3,201,109 shares of its common stock in the merger. Outstanding Harmony stock options were paid out in cash at the difference between $14.31 (Lakeland’s closing stock price on July 1, 2016 of $11.45 multiplied by 1.25) and the average strike price of $9.07 for a total cash payment of $869,000.

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

Direct costs related to the Pascack and Harmony acquisitions were expensed as incurred. During the quarter and the nine months ended September 30, 2016, the Company incurred $1.7 million and $4.1 million, respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company’s consolidated statements of income.

NOTE 3 – EARNINGS PER SHARE

The following schedule shows the Company’s earnings per share calculations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net income available to common shareholders	$13,723	$11,327	$39,405	$29,565
Less: earnings allocated to participating securities	122	114	362	275

Net income allocated to common shareholders	$13,601	$11,213	$39,043	$29,290

Weighted average number of common shares outstanding - basic	47,466	44,439	47,429	42,211
Share-based plans	226	220	231	179

Weighted average number of common shares outstanding -diluted	47,692	44,659	47,660	42,390

Basic earnings per share	$0.29	$0.25	$0.82	$0.69

Diluted earnings per share	$0.29	$0.25	$0.82	$0.69

There were no antidilutive options to purchase common stock excluded from the computation for the three and nine months ended September 30, 2017 and 2016.

NOTE 4 – INVESTMENT SECURITIES

	September 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$142,423	$232	$(824)	$141,831	$118,537	$102	$(1,280)	$117,359
Mortgage-backed securities, residential	422,090	1,199	(3,320)	419,969	406,851	1,174	(4,487)	403,538
Mortgage-backed securities, multifamily	10,148	54	(36)	10,166	10,192	30	(35)	10,187
Obligations of states and political subdivisions	51,991	700	(277)	52,414	48,868	391	(933)	48,326
Debt securities	5,000	100	—	5,100	5,350	63	(1)	5,412
Equity securities	15,460	2,738	(386)	17,812	17,314	5,000	(432)	21,882

	$647,112	$5,023	$(4,843)	$647,292	$607,112	$6,760	$(7,168)	$606,704

	September 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
HELD TO MATURITY
U.S. government agencies	$33,449	$180	$(274)	$33,355	$33,553	$144	$(430)	$33,267
Mortgage-backed securities, residential	46,590	315	(569)	46,336	38,706	369	(598)	38,477
Mortgage-backed securities, multifamily	1,983	—	(13)	1,970	2,059	—	(44)	2,015
Obligations of states and political subdivisions	50,993	543	(144)	51,392	71,284	269	(385)	71,168
Debt securities	2,006	26	—	2,032	2,012	51	—	2,063

	$135,021	$1,064	$(1,000)	$135,085	$147,614	$833	$(1,457)	$146,990

The following table shows investment securities by stated maturity. Securities backed by mortgages have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay, and are, therefore, classified separately with no specific maturity date (in thousands):

	Available for Sale		Held to Maturity
September 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,825	$4,862	$18,662	$18,699
Due after one year through five years	107,222	107,526	37,115	37,324
Due after five years through ten years	64,404	63,961	26,864	26,957
Due after ten years	22,963	22,996	3,807	3,799

	199,414	199,345	86,448	86,779
Mortgage-backed securities	432,238	430,135	48,573	48,306
Equity securities	15,460	17,812	—	—

Total securities	$647,112	$647,292	$135,021	$135,085

The following table shows proceeds from sales of securities and gross gains and losses on sales of securities for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Sale proceeds	$—	$—	$4,500	$15,654
Gross gains	—	—	2,539	370
Gross losses	—	—	(15)	—

There were no other-than-temporary impairments during the nine months ended September 30, 2017 or 2016.

Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Securities with a carrying value of approximately $506.5 million and $443.4 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position for the periods presented:

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
September 30, 2017	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
			(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$66,973	$273	$17,235	$551	16	$84,208	$824
Mortgage-backed securities, residential	198,410	1,658	85,011	1,662	85	283,421	3,320
Mortgage-backed securities, multifamily	5,131	36	—	—	1	5,131	36
Obligations of states and political subdivisions	2,805	13	12,936	264	27	15,741	277
Equity securities	—	—	9,669	386	2	9,669	386

	$273,319	$1,980	$124,851	$2,863	131	$398,170	$4,843

HELD TO MATURITY
U.S. government agencies	$5,419	$14	$6,768	$260	2	$12,187	$274
Mortgage-backed securities, residential	27,833	309	7,350	260	18	35,183	569
Mortgage-backed securities, multifamily	1,970	13	—	—	2	1,970	13
Obligations of states and political subdivisions	13,949	105	767	39	10	14,716	144

	$49,171	$441	$14,885	$559	32	$64,056	$1,000

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized	Number of		Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
	(dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and U.S. government agencies	$94,153	$1,280	$—	$—	18	$94,153	$1,280
Mortgage-backed securities, residential	292,873	4,078	15,453	409	91	308,326	4,487
Mortgage-backed securities, multifamily	5,178	35	—	—	1	5,178	35
Obligations of states and political subdivisions	29,904	933	—	—	54	29,904	933
Other debt securities	350	1	—	—	1	350	1
Equity securities	6,030	94	4,720	338	2	10,750	432

	$428,488	$6,421	$20,173	$747	167	$448,661	$7,168

HELD TO MATURITY
U.S. government agencies	$17,147	$430	$—	$—	3	$17,147	$430
Mortgage-backed securities, residential	27,909	535	1,061	63	15	28,970	598
Mortgage-backed securities, multifamily	2,015	44	—	—	2	2,015	44
Obligations of states and political subdivisions	50,302	384	401	1	43	50,703	385

	$97,373	$1,393	$1,462	$64	63	$98,835	$1,457

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

As of September 30, 2017, the equity securities include investments in other financial institutions for market appreciation purposes. These equities had a purchase price of $2.1 million and a market value of $4.9 million as of September 30, 2017.

As of September 30, 2017, the equity securities also included $12.9 million in investment funds that do not have a quoted market price, but use net asset value per share or its equivalent to measure fair value.

The investment funds include $9.7 million that are invested in government guaranteed loans, mortgage-backed securities, small business loans and other instruments supporting affordable housing and economic development. The Company may redeem these funds at the net asset value calculated at the end of the current business day less any unpaid management fees. As of September 30, 2017, the amortized cost of these securities was $10.1 million and the fair value was $9.7 million. There are no restrictions on redemptions for the holdings in these investments other than the notice required by the fund manager. There are no unfunded commitments related to these investments.

The investment funds also include $3.3 million that are primarily invested in community development loans that are guaranteed by the Small Business Administration (“SBA”). Because the funds are primarily guaranteed by the federal government there are minimal changes in market value between accounting periods. These funds can be redeemed with 60 days notice at the net asset value less unpaid management fees with the approval of the fund manager. As of September 30, 2017, the net amortized cost equaled the market value of the investment. There are no unfunded commitments related to these investments.

NOTE 5 – LOANS, LEASES AND OTHER REAL ESTATE

The following sets forth the composition of the Company’s loan and lease portfolio:

	September 30, 2017	December 31, 2016
	(in thousands)
Commercial, secured by real estate	$2,776,899	$2,556,601
Commercial, industrial and other	342,775	350,228
Leases	71,698	67,016
Real estate - residential mortgage	329,625	349,581
Real estate - construction	241,207	211,109
Home equity and consumer	330,689	339,360

Total loans and leases	4,092,893	3,873,895

Less: deferred fees	(3,720)	(3,297)

Loans and leases, net of deferred fees	$4,089,173	$3,870,598

At September 30, 2017 and December 31, 2016, home equity and consumer loans included overdraft deposit balances of $327,000 and $364,000, respectively. At September 30, 2017 and December 31, 2016, the Company had $1.0 billion and $942 million, respectively, in loans pledged for actual and potential borrowings at the Federal Home Loan Bank of New York (“FHLB”).

Purchased Credit Impaired Loans

The carrying value of loans acquired in the Pascack acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $198,000 at September 30, 2017, which was $619,000 less than the balance at the time of acquisition on January 7, 2016. In first quarter 2017, one of the Pascack purchased credit impaired (“PCI”) loans totaling $127,000 experienced further credit deterioration and was fully charged off. In the second quarter of 2017, a loan with a net value of $218,000 was fully paid off. The carrying value of loans acquired in the Harmony acquisition was $524,000 at September 30, 2017 which was $245,000 less than the balance at acquisition date on July 1, 2016. In the second quarter of 2017, a loan with a net value of $247,000 was fully paid off.

The following table presents changes in the accretable yield for PCI loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)		(in thousands)
Balance, beginning of period	$133	$65	$145	$—
Acquisitions	—	97	—	182
Accretion	(40)	(32)	(138)	(63)
Net reclassification non-accretable difference	35	—	121	11

Balance, end of period	$128	$130	$128	$130

Non-Performing Assets and Past Due Loans

The following schedule sets forth certain information regarding the Company’s non-performing assets and its accruing troubled debt restructurings, excluding PCI loans:

	September 30, 2017	December 31, 2016
	(in thousands)
Commercial, secured by real estate	$5,348	$10,413
Commercial, industrial and other	172	167
Leases	110	153
Real estate - residential mortgage	4,410	6,048
Real estate - construction	1,472	1,472
Home equity and consumer	2,033	2,151

Total non-accrual loans and leases	$13,545	$20,404
Other real estate and other repossessed assets	1,168	1,072

TOTAL NON-PERFORMING ASSETS	$14,713	$21,476

Troubled debt restructurings, still accruing	$11,279	$8,802

Non-accrual loans included $2.4 million of troubled debt restructurings for each of the periods ended September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, the Company had $3.5 million and $3.7 million, respectively, in residential mortgages and consumer home equity loans that were in the process of foreclosure.

An age analysis of past due loans, segregated by class of loans as of September 30, 2017 and December 31, 2016, is as follows:

			Greater				Recorded
			Than			Total	Investment Greater
	30-59 Days	60-89 Days	89 Days	Total		Loans	than 89 Days and
	Past Due	Past Due	Past Due	Past Due	Current	and Leases	Still Accruing
	(in thousands)
September 30, 2017
Commercial, secured by real estate	$2,616	$678	$4,810	$8,104	$2,768,795	$2,776,899	$—
Commercial, industrial and other	1,830	343	103	2,276	340,499	342,775	—
Leases	512	91	110	713	70,985	71,698	—
Real estate - residential mortgage	3,733	320	3,687	7,740	321,885	329,625	—
Real estate - construction	—	765	1,472	2,237	238,970	241,207	—
Home equity and consumer	841	411	1,544	2,796	327,893	330,689	9

	$9,532	$2,608	$11,726	$23,866	$4,069,027	$4,092,893	$9

December 31, 2016
Commercial, secured by real estate	$6,082	$1,234	$9,313	$16,629	$2,539,972	$2,556,601	$—
Commercial, industrial and other	1,193	213	42	1,448	348,780	350,228	—
Leases	132	78	153	363	66,653	67,016	—
Real estate - residential mortgage	2,990	1,057	5,330	9,377	340,204	349,581	—
Real estate - construction	3,409	—	1,472	4,881	206,228	211,109	—
Home equity and consumer	1,260	129	2,049	3,438	335,922	339,360	10

	$15,066	$2,711	$18,359	$36,136	$3,837,759	$3,873,895	$10

Impaired Loans

The Company defines impaired loans as all non-accrual loans and leases with recorded investments of $500,000 or greater. Impaired loans also include all loans that have been modified in troubled debt restructurings. Impaired loans as of September 30, 2017 and December 31, 2016 are as follows:

		Contractual
	Recorded	Unpaid		Average	Interest
	Investment in	Principal	Specific	Investment in	Income
September 30, 2017	Impaired Loans	Balance	Allowance	Impaired Loans	Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$10,852	$11,125	$—	$13,491	$259
Commercial, industrial and other	635	635	—	635	19
Real estate - residential mortgage	967	984	—	1,011	12
Real estate - construction	1,472	1,472	—	1,472	—
Home equity and consumer	—	—	—	—	—
Loans with specific allowance:
Commercial, secured by real estate	5,425	5,757	480	5,030	151
Commercial, industrial and other	169	169	10	328	12
Real estate - residential mortgage	992	1,125	5	1,006	22
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,078	1,107	9	1,120	40
Total:
Commercial, secured by real estate	$16,277	$16,882	$480	$18,521	$410
Commercial, industrial and other	804	804	10	963	31
Real estate - residential mortgage	1,959	2,109	5	2,017	34
Real estate - construction	1,472	1,472	—	1,472	—
Home equity and consumer	1,078	1,107	9	1,120	40

	$21,590	$22,374	$504	$24,093	$515

		Contractual
	Recorded	Unpaid		Average	Interest
	Investment in	Principal	Specific	Investment in	Income
December 31, 2016	Impaired Loans	Balance	Allowance	Impaired Loans	Recognized
	(in thousands)
Loans without specific allowance:
Commercial, secured by real estate	$12,764	$13,195	—	$13,631	$229
Commercial, industrial and other	603	603	—	1,109	24
Leases	—	—	—	—	—
Real estate - residential mortgage	1,880	3,146	—	2,430	16
Real estate - construction	1,471	1,471	—	12	—
Home equity and consumer	139	139	—	388	—
Loans with specific allowance:
Commercial, secured by real estate	5,860	6,142	392	6,549	273
Commercial, industrial and other	349	349	12	360	17
Leases	—	—	—	1	—
Real estate - residential mortgage	1,031	1,100	31	1,011	30
Real estate - construction	—	—	—	—	—
Home equity and consumer	1,188	1,211	94	1,184	59
Total:
Commercial, secured by real estate	$18,624	$19,337	$392	$20,180	$502
Commercial, industrial and other	952	952	12	1,469	41
Leases	—	—	—	1	—
Real estate - residential mortgage	2,911	4,246	31	3,441	46
Real estate - construction	1,471	1,471	—	12	—
Home equity and consumer	1,327	1,350	94	1,572	59

	$25,285	$27,356	$529	$26,675	$648

Interest income recognized on impaired loans was $0.5 million for each of the nine months ended September 30, 2017 and 2016, respectively. Interest that would have been accrued on impaired loans during the first nine months of 2017 and 2016 had the loans been performing under original terms would have been $1.2 million and $1.1 million, respectively.

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

The following table shows the Company’s commercial loan portfolio as of September 30, 2017 and December 31, 2016, by the risk ratings discussed above (in thousands):

September 30, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$422	$—
2	—	27,151	—
3	81,240	37,590	—
4	822,168	87,799	11,770
5	1,764,207	165,864	225,286
5W - Watch	59,085	9,095	1,531
6 - Other assets especially mentioned	27,706	8,651	—
7 - Substandard	22,493	6,203	2,620
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$2,776,899	$342,775	$241,207

December 31, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Real Estate - Construction
RISK RATING
1	$—	$1,449	$—
2	—	26,743	—
3	82,102	36,644	—
4	729,281	135,702	28,177
5	1,615,331	129,366	175,595
5W - Watch	68,372	6,395	1,223
6 - Other assets especially mentioned	33,015	5,242	—
7 - Substandard	28,500	8,687	6,114
8 - Doubtful	—	—	—
9 - Loss	—	—	—

Total	$2,556,601	$350,228	$211,109

The risk rating tables above do not include residential mortgage loans, consumer loans, or leases because they are evaluated on their payment status.

Allowance for Loan and Lease Losses

The Company continually evaluates, through its governance process, the development of the allowance for loan and lease losses methodology. During the third quarter of 2017, the Company refined and enhanced its quantitative framework by implementing a migration analysis to determine the historical loss factors. It also enhanced its qualitative framework to be responsive to the migration analysis. These enhancements are meant to increase the level of precision in the allowance for loan and lease losses and did not result in a change in the required allowance.

The following table details activity in the allowance for loan and lease losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
				(in thousands)
Beginning Balance	$23,344	$1,688	$529	$1,754	$2,596	$2,912	$32,823
Charge-offs	(315)	(196)	(87)	(98)	—	(173)	(869)
Recoveries	26	28	7	3	4	76	144
Provision	1,673	572	65	(90)	(135)	(258)	1,827

Ending Balance	$24,728	$2,092	$514	$1,569	$2,465	$2,557	$33,925

Three Months Ended September 30, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
				(in thousands)
Beginning Balance	$20,359	$2,212	$624	$2,164	$1,788	$3,520	$30,667
Charge-offs	(119)	—	(44)	(386)	—	(724)	(1,273)
Recoveries	131	30	4	1	—	46	212
Provision	996	(327)	12	282	236	564	1,763

Ending Balance	$21,367	$1,915	$596	$2,061	$2,024	$3,406	$31,369

Nine Months Ended September 30, 2017	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
				(in thousands)
Beginning Balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	31,245
Charge-offs	(618)	(430)	(250)	(408)	(609)	(784)	(3,099)
Recoveries	390	150	39	3	24	301	907
Provision	3,733	649	177	10	698	(395)	4,872

Ending Balance	$24,728	$2,092	$514	$1,569	$2,465	$2,557	$33,925

Nine Months Ended September 30, 2016	Commercial, Secured by Real Estate	Commercial, Industrial and Other	Leases	Real Estate- Residential Mortgage	Real Estate- Construction	Home Equity and Consumer	Total
				(in thousands)
Beginning Balance	$20,223	$2,637	$460	$2,588	$1,591	$3,375	$30,874
Charge-offs	(393)	(796)	(319)	(692)	—	(1,661)	(3,861)
Recoveries	212	106	26	5	—	159	508
Provision	1,325	(32)	429	160	433	1,533	3,848

Ending Balance	$21,367	$1,915	$596	$2,061	$2,024	$3,406	$31,369

Loans receivable summarized by portfolio segment and impairment method are as follows:

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
September 30, 2017	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$16,277	$804	$—	$1,959	$1,472	$1,078	$21,590
Ending Balance: Collectively evaluated for impairment	2,759,905	341,970	71,698	327,666	239,735	329,607	4,070,581
Ending Balance: Loans acquired with deteriorated credit quality	717	1	—	—	—	4	722

Ending Balance (1)	$2,776,899	$342,775	$71,698	$329,625	$241,207	$330,689	$4,092,893

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
December 31, 2016	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$18,624	$952	$—	$2,911	$1,471	$1,327	$25,285
Ending Balance: Collectively evaluated for impairment	2,536,858	349,001	67,016	346,670	209,638	338,019	3,847,202
Ending balance: Loans acquired with deteriorated credit quality	1,119	275	—	—	—	14	1,408

Ending Balance (1)	$2,556,601	$350,228	$67,016	$349,581	$211,109	$339,360	$3,873,895

(1)	Excludes deferred fees

The allowance for loan and lease losses is summarized by portfolio segment and impairment classification as follows:

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
September 30, 2017	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$480	$10	$—	$5	$—	$9	$504
Ending Balance: Collectively evaluated for impairment	24,248	2,082	514	1,564	2,465	2,548	33,421

Ending Balance	$24,728	$2,092	$514	$1,569	$2,465	$2,557	$33,925

	Commercial,	Commercial,		Real Estate-		Home
	Secured by	Industrial		Residential	Real Estate-	Equity and
December 31, 2016	Real Estate	and Other	Leases	Mortgage	Construction	Consumer	Total
	(in thousands)
Ending Balance: Individually evaluated for impairment	$392	$12	$—	$31	$—	$94	$529
Ending Balance: Collectively evaluated for impairment	20,831	1,711	548	1,933	2,352	3,341	30,716

Ending Balance	$21,223	$1,723	$548	$1,964	$2,352	$3,435	$31,245

Lakeland also maintains a reserve for unfunded lending commitments which is included in other liabilities. This reserve was $2.5 million for each of the periods ended September 30, 2017 and December 31, 2016. The Company analyzes the adequacy of the reserve for unfunded lending commitments quarterly.

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

The following table summarizes loans that have been restructured during the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2017			September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)
Commercial, secured by real estate	1	$473	$473	1	$303	$303
Real estate - residential mortgage	—	—	—	1	255	255

	1	$473	$473	2	$558	$558

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars in thousands)
Commercial, secured by real estate	5	$3,511	$3,511	$1	$303	$303
Commercial, industrial and other	2	124	124	—	—	—
Real estate - residential mortgage	—	—	—	1	255	255
Home equity and consumer	—	—	—	3	285	285

	7	$3,635	$3,635	$5	$843	$843

The following table summarizes as of September 30, 2017 and 2016, loans that were restructured within the previous twelve months that have subsequently defaulted:

	September 30, 2017		September 30, 2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(dollars in thousands)
Real estate - residential mortgage	—	$—	1	$255
Home equity and consumer	—	—	1	162

	—	$—	2	$417

Other Real Estate and Other Repossessed Assets

At September 30, 2017, the Company had other real estate owned and other repossessed assets of $1.2 million and $0, respectively. At December 31, 2016, the Company had other real estate owned and other repossessed assets of $1.1 million and $9,000, respectively. Included in other real estate owned was residential property acquired as a result of foreclosure proceedings totaling $1.0 million and $1.1 million that the Company held at the periods ended September 30, 2017 and December 31, 2016, respectively.

NOTE 6 – DERIVATIVES

Lakeland is a party to interest rate derivatives that are not designated as hedging instruments. Under a program, Lakeland executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Lakeland executes with a third party, such that Lakeland minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Lakeland had $7.5 million in available for sale securities pledged for collateral on its interest rate swaps with the financial institution at each of September 30, 2017 and December 31, 2016.

In June 2016, the Company entered into two cash flow hedges in order to hedge the variable cash outflows associated with its subordinated debentures. The notional value of these hedges was $30.0 million. The Company’s objectives in using the cash flow hedge are to add stability to interest expense and to manage its exposure to interest rate movements. The Company used interest rate swaps designated as cash flow hedges which involved the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In these particular hedges the Company is paying a third party an average of 1.10% in exchange for a payment at 3 month LIBOR. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2017, the Company did not record any hedge ineffectiveness. The Company recognized $10,000 of accumulated other comprehensive income that was reclassified into interest expense for the first nine months of 2017.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $71,000 will be reclassified as a decrease to interest expense should the rate environment remain the same.

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

September 30, 2017	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Classified in Other Assets:
3rd Party interest rate swaps	$87,511	9.2	3.78%	1 Mo. LIBOR + 2.12	$2,831
Customer interest rate swaps	98,223	11.1	4.64%	1 Mo. LIBOR + 2.19	2,549
Interest rate swap (cash flow hedge)	30,000	3.8	1.10%	3 Mo. LIBOR	871
Classified in Other Liabilities:
Customer interest rate swaps	$87,511	9.2	3.78%	1 Mo. LIBOR + 2.12	$(2,831)
3rd Party interest rate swaps	98,223	11.1	4.64%	1 Mo. LIBOR + 2.19	(2,549)

December 31, 2016	Notional Amount	Average Maturity (Years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
Customer interest rate swaps	$129,252	10.9	4.03%	1 Mo. LIBOR + 2.10	$(2,345)
3rd party interest rate swaps	(129,252)	10.9	4.03%	1 Mo. LIBOR + 2.10	2,345
Interest rate swap (cash flow hedge)	30,000	4.5	1.10%	3 Mo. LIBOR	1,033

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill of $136.4 million and $135.7 million for the periods ended September 30, 2017 and December 31, 2016, respectively. The Company reviews its goodwill and intangible assets annually, on November 30, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of its reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit, Community Banking.

The Company had core deposit intangible of $2.5 million and $3.3 million for the periods ended September 30, 2017 and December 31, 2016, respectively. The estimated future amortization expense for the remainder of 2017 and for each of the succeeding five years ended December 31 is as follows (dollars in thousands):

For the Year Ended
2017	$164
2018	594
2019	504
2020	415
2021	326
2022	236

NOTE 8 – BORROWINGS

Repurchase Agreements

At September 30, 2017, the Company had federal funds purchased and securities sold under agreements to repurchase of $102.9 million and $31.1 million, respectively. The securities sold under agreements to repurchase are overnight sweep arrangement accounts with our customers. The Company also had $20.0 million in long-term securities sold under agreements to repurchase included in other borrowings which mature within 1 year. As of September 30, 2017, the Company had $59.5 million in mortgage backed securities pledged for its securities sold under agreements to repurchase.

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

NOTE 9 – SHARE-BASED COMPENSATION

The Company grants restricted stock, restricted stock units (“RSUs”) and stock options under the 2009 Equity Compensation Program. Share-based compensation expense of $2.0 million and $1.5 million was recognized for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was unrecognized compensation cost of $77,000 related to unvested restricted stock that is expected to be recognized over a weighted average period of approximately 0.34 years. Unrecognized compensation expense related to RSUs was approximately $2.1 million as of September 30, 2017, and that cost is expected to be recognized over a period of 1.34 years. There was no unrecognized compensation expense related to unvested stock options as of September 30, 2017.

In the first nine months of 2017, the Company granted 13,176 shares of restricted stock to non-employee directors at a grant date fair value of $18.20 per share under the 2009 Equity Compensation Program. The restricted stock vests one year from the date it was granted. Compensation expense on this restricted stock is expected to be $240,000 over a one year period. In the first nine months of 2016, the Company granted 23,952 shares of restricted stock to non-employee directors at a grant date fair value of $10.02 per share under the 2009 Equity Compensation Program. The restricted stock vested one year from the date it was granted. Compensation expense on this restricted stock was $240,000 over a one year period.

The following is a summary of the Company’s restricted stock activity during the nine months ended September 30, 2017:

		Weighted
	Number of	Average
	Shares	Price
Outstanding, January 1, 2017	42,875	$9.72
Granted	13,176	18.20
Vested	(32,904)	9.79
Forfeited	(59)	9.39

Outstanding, September 30, 2017	23,088	$14.46

In the first nine months of 2017, the Company granted 130,523 RSUs to certain officers at a weighted average grant date fair value of $19.91 per share under the Company’s 2009 Equity Compensation Program. These units vest within a range of two to three years. A portion of these RSUs will vest subject to certain performance conditions in the restricted stock unit agreement. There are also certain provisions in the compensation program which state that if a recipient of the RSUs reaches a certain age and years of service, the person has effectively earned a portion of the RSUs at that time. Compensation expense on the restricted stock units issued in the first nine months of 2017 is expected to average approximately $866,000 per year over a three year period. In the first nine months of 2016, the Company granted 168,726 RSUs at a weighted average grant date fair value of $10.22 per share under the Company’s 2009 Equity Compensation Program. Compensation expense on these restricted stock units is expected to average approximately $575,000 per year over a three year period.

The following is a summary of the Company’s RSU activity during the nine months ended September 30, 2017:

		Weighted
	Number of	Average
	Shares	Price
Outstanding, January 1, 2017	302,344	$10.76
Granted	130,523	19.91
Vested	(148,585)	13.01
Forfeited	(9,446)	12.55

Outstanding, September 30, 2017	274,836	$13.83

There were no grants of stock options in the first nine months of 2017 or 2016. Option activity under the Company’s stock option plans is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, January 1, 2017	135,250	$8.79	4.18	$1,450,533
Granted	—	—
Exercised	(31,769)	9.84
Forfeited	—	—
Expired	—	—

Outstanding, September 30, 2017	103,481	$8.47	4.52	$1,236,875

Options exercisable at September 30, 2017	103,481	$8.47	4.52	$1,236,875

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options).

There were 31,769 stock options exercised during the first nine months of 2017. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 was $318,000. Exercise of stock options during the first nine months of 2017 resulted in cash receipts of $313,000.

NOTE 10 – COMPREHENSIVE INCOME

The components of other comprehensive income (loss) are as follows:

	September 30, 2017			September 30, 2016
	Before	Tax Benefit	Net of	Before	Tax Benefit	Net of
For the quarter ended:	Tax Amount	(Expense)	Tax Amount	Tax Amount	(Expense)	Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains (losses) on available for sale securities
Net unrealized holding gains (losses) arising during period	$267	$(97)	$170	$(825)	$323	$(502)
Reclassification adjustment for net losses arising during the period	—	—	—	—	—	—

Net unrealized gains (losses)	267	(97)	170	(825)	323	(502)
Unrealized gains on derivatives	3	(1)	2	267	(93)	174
Change in minimum pension liability	—	—	—	(2)	—	(2)

Other comprehensive income (loss), net	$270	$(98)	$172	$(560)	$230	$(330)

	Before	Tax Benefit	Net of	Before	Tax Benefit	Net of
For the nine months ended:	Tax Amount	(Expense)	Tax Amount	Tax Amount	(Expense)	Tax Amount
	(in thousands)			(in thousands)
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$3,112	$(1,179)	$1,933	$8,422	$(3,070)	$5,352
Reclassification adjustment for net gains arising during the period	(2,524)	884	(1,640)	(370)	137	(233)

Net unrealized gains	588	(295)	293	8,052	(2,933)	5,119
Unrealized gains (losses) on derivatives	(162)	57	(105)	74	(26)	48
Change in minimum pension liability	—	—	—	70	(28)	42

Other comprehensive income, net	$426	$(238)	$188	$8,196	$(2,987)	$5,209

The following table shows the changes in the balances of each of the components of other comprehensive income for the periods presented, net of tax (in thousands):

	For the Three Months Ended September 30, 2017				For the Three Months Ended September 30, 2016
	Unrealized				Unrealized
	Gains on	Unrealized			Gains on	Unrealized
	Available for Sale	Gains			Available for Sale	Gains (Losses)
	Securities	on Derivatives	Pension Items	Total	Securities	on Derivatives	Pension Items	Total
Beginning balance	$6	$565	$38	$609	$6,775	$(126)	$40	$6,689

Other comprehensive income before classifications	170	2	—	172	(502)	174	(2)	(330)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—	—

Net current period other comprehensive income (loss)	170	2	—	172	(502)	174	(2)	(330)

Ending balance	$176	$567	$38	$781	$6,273	48	$38	$6,359

	For the Nine Months Ended September 30, 2017				For the Nine Months Ended September 30, 2016
	Unrealized				Unrealized
	Gains (Losses) on	Unrealized			Gains on	Unrealized
	Available for sale	Gains (losses)			Available for sale	Gains
	Securities	on Derivatives	Pension Items	Total	Securities	on Derivatives	Pension Items	Total
Beginning Balance	$(117)	$672	$38	$593	$1,154	$—	$(4)	$1,150

Other comprehensive income before classifications	1,933	(105)	—	1,828	5,352	48	42	5,442
Amounts reclassified from accumulated other comprehensive income	(1,640)	—	—	(1,640)	(233)	—	—	(233)

Net current period other comprehensive income	293	(105)	—	188	5,119	48	42	5,209

Ending Balance	$176	$567	$38	$781	$6,273	48	$38	$6,359

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of the periods presented by level within the fair value hierarchy. During the nine months ended September 30, 2017, the Company did not make any transfers between any levels within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(in thousands)
September 30, 2017
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,697	$136,134	$—	$141,831
Mortgage-backed securities	—	430,135	—	430,135
Obligations of states and political subdivisions	—	52,414	—	52,414
Other debt securities	—	5,100	—	5,100
Equity securities	4,858	12,954	—	17,812

Total securities available for sale	10,555	636,737	—	647,292

Derivative assets	—	6,251	—	6,251

Total Assets	$10,555	$642,988	$—	$653,543

Liabilities:
Derivative liabilities	$—	$5,380	$—	$5,380

Total Liabilities	$—	$5,380	$—	$5,380

December 31, 2016
Assets:
Investment securities, available for sale
U.S. Treasury and government agencies	$5,931	$111,428	$—	$117,359
Mortgage-backed securities	—	413,725	—	413,725
Obligations of states and political subdivisions	—	48,326	—	48,326
Other debt securities	—	5,412	—	5,412
Equity securities	7,748	14,134	—	21,882

Total securities available for sale	13,679	593,025	—	606,704
Derivative assets	—	3,378	—	3,378

Total Assets	$13,679	$596,403	$—	$610,082

Liabilities:
Derivative liabilities	$—	$2,345	$—	$2,345

Total Liabilities	$—	$2,345	$—	$2,345

The following table sets forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
		(in thousands)
September 30, 2017
Assets:
Impaired loans and leases	$—	$—	$21,590	$21,590
Loans held for sale	—	2,221	—	2,221
Other real estate owned and other repossessed assets	—	—	1,168	1,168

December 31, 2016
Assets:
Impaired loans and leases	$—	$—	$25,285	$25,285
Loans held for sale	—	1,742	—	1,742
Other real estate owned and other repossessed assets	—	—	1,072	1,072

Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value of the underlying collateral. Because most of Lakeland’s impaired loans are collateral dependent, fair value is generally measured based on the value of the collateral, less estimated costs to sell, securing these loans and leases and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate, accounts receivable, inventory, equipment and/or other business assets. The value of real estate is assessed based on appraisals by qualified third party licensed appraisers. The appraisers may use the sales comparison approach, the cost approach and/or the income approach to value the collateral using discount rates (with ranges of 5-11%) or capitalization rates (with ranges of 5-10%) to evaluate the property. The value of the equipment may be determined by an appraiser, if significant, inquiry through a recognized valuation resource, or by the value on the borrower’s financial statements. Field examiner reviews on business assets may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Loans that are not collateral dependent are evaluated based on a discounted cash flow method. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The Company has a held for sale loan portfolio that consists of residential mortgages that are being sold in the secondary market. The Company records these mortgages at the lower of cost or market value. Fair value is generally determined by the value of purchase commitments.

Other real estate owned (“OREO”) and other repossessed assets, representing property acquired through foreclosure, are recorded at fair value less estimated disposal costs of the acquired property on the date of acquisition and thereafter re-measured and carried at lower of cost or fair market value. Fair value on other real estate owned is based on the appraised value of the collateral using the sales comparison approach and/or the income approach with discount rates or capitalization rates similar to those used in impaired loan valuation. The fair value of other repossessed assets is estimated by inquiry through recognized valuation resources.

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

The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2017 and December 31, 2016 are outlined below.

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

The fair value of investment securities held to maturity was measured using information from the same third-party servicer used for investment securities available for sale using the same methodologies discussed above. Investment securities held to maturity includes $16.1 million in short-term municipal bond anticipation notes and $1.0 million in subordinated debt that are non-rated and do not have an active secondary market or information readily available on standard financial systems. As a result, the securities are classified as Level 3 securities. Management performs a credit analysis before investing in these securities.

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

The net loan portfolio at September 30, 2017 and December 31, 2016 has been valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The valuation of the Company’s loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

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

The following table presents the carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2017 and December 31, 2016:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2017
Financial Assets:
Investment securities held to maturity	$135,021	$135,085	$—	$118,002	$17,083
Federal Home Loan Bank and other membership bank stocks	12,783	12,783	—	12,783	—
Loans and leases, net	4,055,248	4,057,939	—	—	4,057,939
Financial Liabilities:
Certificates of deposit	720,040	717,318	—	717,318	—
Other borrowings	196,539	195,253	—	195,253	—
Subordinated debentures	104,872	96,717	—	—	96,717

December 31, 2016
Financial Assets:
Investment securities held to maturity	$147,614	$146,990	$—	$111,403	$35,587
Federal Home Loan Bank and other membership bank stocks	15,099	15,099	—	15,099	—
Loans and leases, net	3,839,353	3,832,465	—	—	3,832,465
Financial Liabilities:
Certificates of deposit	544,908	543,399	—	543,399	—
Other borrowings	260,866	264,586	—	264,586	—
Subordinated debentures	104,784	94,476	—	—	94,476

NOTE 12 – RECENT ACCOUNTING PRONOUNCMENTS

In August 2017, the Financial Accounting Standards Board (“FASB”) issued an update intended to improve and simplify accounting rules around hedge accounting. Amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is still evaluating the impact that this guidance will have on its financial statements.

In July 2017, the FASB issued guidance which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. The provisions of the new guidance related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this update is not expected to have a material impact on the Company’s financial statements because the Company does not have any equity-linked financial instruments that have such down round features.

In May 2017, the FASB issued an update which provides clarity and reduces diversity in practice when accounting for the modification of terms and conditions for share-based payment awards. Previous accounting guidance did not distinguish between modifications which were substantive from modifications that were merely administrative. The accounting standards update requires entities to account for the effects of a modification unless the following three conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This update will be effective for annual and interim periods beginning after December 15, 2017. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

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

In March 2016, the FASB issued an accounting standards update to simplify employee share-based payment accounting. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard specifically requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards vest or are settled. The Company adopted this accounting standards update in the first quarter of 2017. As a result, during the first nine months of 2017, the Company recorded $582,000 in excess tax benefits in the income statement. The Company elected to continue its existing practice of estimating the number of awards that will be forfeited. The Company elected to apply the cash flow classification guidance prospectively, and therefore, prior periods have not been adjusted.

In March 2016, the FASB issued an accounting standards update that requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this update clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The Company adopted this accounting standards update in the first quarter of 2017.The adoption of this update did not have a material impact on the Company’s financial statements.

In February 2016, FASB issued accounting guidance that requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new guidance on its consolidated financial statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Company expects an increase to assets and liabilities as a result of recognizing a right-of-use asset and a lease liability for its operating lease commitments.

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

In May 2014, the FASB issued an accounting standards update that clarifies the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is still evaluating the potential impact on the Company’s financial statements. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and therefore management does not expect the new revenue recognition guidance to have a material impact on its consolidated financial statements. The Company is continuing its overall assessment of revenue streams and reviewing contracts potentially affected by the guidance including deposit related fees, interchange fees and merchant fee income to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. The Company will adopt the guidance on January 1, 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings.

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

In addition to the risk factors disclosed elsewhere in this document, the following factors, among others, could cause the Company’s actual results to differ materially and adversely from such forward-looking statements: changes in the financial services industry and the U.S. and global capital markets, changes in economic conditions nationally, regionally and in the Company’s markets, the nature and timing of actions of the Federal Reserve Board and other regulators, the nature and timing of legislation affecting the financial services industry, government intervention in the U.S. financial system, changes in levels of market interest rates, pricing pressures on loan and deposit products, credit risks of Lakeland’s lending and leasing activities, successful implementation, deployment and upgrades of new and existing technology, systems, services and products, customers’ acceptance of Lakeland’s products and services, and competition.

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

Management Overview

The quarter and nine months ended September 30, 2017 represented a period of continued growth for the Company. As discussed in this Management’s Discussion and Analysis:

•	For the third quarter of 2017, net income of $13.7 million increased from $11.3 million in the third quarter of 2016. Diluted earnings per share of $0.29 represents a 16% increase over $0.25 for the same period in 2016. Excluding merger related expenses and other items, net income for the third quarter of 2016 was $12.4 million, or $0.28 per diluted share.

•

For the third quarter of 2017, annualized return on average assets was 1.03%, annualized return on average common equity was 9.48%, and annualized return on average tangible common equity was 12.51% compared to 0.94%, 9.10%, and 12.68%, respectively, for the third quarter of 2016. Excluding merger related expenses, these 2016 ratios were 1.03%, 9.96% and 13.89%, respectively.

•

Net income for the first nine months of 2017 was $39.4 million, or $0.82 per diluted share, compared to $29.6 million, or $0.69 per diluted share, for the same period in 2016. Excluding merger related expenses and other items, net income for the first nine months of 2016 was $32.3 million, or $0.76 per diluted share.

•

The annualized return on average assets for the nine months ended September 30, 2017 was 1.01%, the annualized return on average common equity was 9.33%, and the annualized return on average tangible common equity was 12.38% compared to 0.88%, 8.54% and 11.95%, respectively, for the same period in 2016. Excluding merger related expenses, these 2016 ratios were 0.96%, 9.34% and 13.07%, respectively.

•	Commercial loans secured by real estate grew $220.3 million, or 9%, during the first nine months of 2017, while total loans grew $219.0 million, or 6%, to $4.09 billion during the same time period.

•	Net interest margin (“NIM”) was 3.39% in the third quarter of 2017 compared to 3.45% in the third quarter of 2016.

•	Total deposits increased $264.2 million from December 31, 2016 to September 30, 2017, or 6%, to $4.36 billion.

•	The efficiency ratio of 51.7% in the third quarter of 2017 decreased from 53.4% for the same period in 2016.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Net Income

Net income was $13.7 million, or $0.29 per diluted share, for the third quarter of 2017 compared to net income of $11.3 million, or $0.25 per diluted share, for the third quarter of 2016. Excluding the impact of merger related expenses, net income would have been $12.4 million, or $0.28 per diluted share, for the third quarter of 2016. Net interest income of $42.1 million for the third quarter of 2017 increased $3.6 million from the third quarter of 2016 reflecting an increase in interest-earning assets resulting from organic growth and an increase in rates caused by the recent increases in the federal funds rate and prime rate.

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

Net interest income on a tax equivalent basis for the third quarter of 2017 was $42.4 million, compared to $38.8 million for the third quarter of 2016. The net interest margin decreased from 3.45% in the third quarter of 2016 to 3.39% in the third quarter of 2017 primarily as a result of an 18 basis point increase in the cost of interest-bearing liabilities, partially offset by an 8 basis point increase in the yield on interest-earning assets. The increase in the cost of interest-bearing liabilities was due primarily to an increase in the cost of borrowings resulting from the subordinated debt issuance in the third quarter of 2016 as well as a higher cost of deposits. The decrease in net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $75.3 million. The components of net interest income will be discussed in greater detail below.

The following table reflects the components of the Company’s net interest income, setting forth for the periods presented, (1) average assets, liabilities and stockholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-

bearing liabilities, (4) the Company’s net interest spread (i.e., the average yield on interest-earning assets less the average cost of interest-bearing liabilities) and (5) the Company’s net interest margin. Rates are computed on a tax equivalent basis using a tax rate of 35%.

	For the Three Months Ended,			For the Three Months Ended,
	September 30, 2017			September 30, 2016
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)	$4,060,838	$44,302	4.33%	$3,743,434	$39,766	4.23%
Taxable investment securities and other	711,873	3,720	2.09%	510,638	2,627	2.06%
Tax-exempt securities	103,900	774	2.98%	96,141	723	3.01%
Federal funds sold (2)	81,245	210	1.03%	117,311	142	0.48%

Total interest-earning assets	4,957,856	49,006	3.93%	4,467,524	43,258	3.85%

Noninterest-earning assets:
Allowance for loan and lease losses	(33,397)			(30,915)
Other assets	375,732			368,772

TOTAL ASSETS	$5,300,191			$4,805,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$484,982	$69	0.06%	$487,918	$80	0.07%
Interest-bearing transaction accounts	2,206,206	2,713	0.49%	1,988,405	1,722	0.34%
Time deposits	645,333	1,661	1.03%	533,224	1,084	0.81%
Borrowings	386,947	2,177	2.20%	374,812	1,601	1.71%

Total interest-bearing liabilities	3,723,468	6,620	0.71%	3,384,359	4,487	0.53%
Noninterest-bearing liabilities:
Demand deposits	971,143			895,851
Other liabilities	31,467			29,828
Stockholders’ equity	574,113			495,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,300,191			$4,805,381

Net interest income/spread		42,386	3.22%		38,771	3.32%

Tax equivalent basis adjustment		271			253

NET INTEREST INCOME		$42,115			$38,518

Net interest margin (3)			3.39%			3.45%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)	Includes interest-bearing cash accounts.
(3)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $43.3 million in the third quarter of 2016 to $49.0 million in the third quarter of 2017, an increase of $5.7 million, or 13.3%. The increase in interest income was primarily a result of an increase in rates caused by the recent increases in the federal funds rate and prime rate as well as organic growth in loans, as average loans and leases increased $317.4 million compared to the third quarter of 2016. The yield on average loans and leases at 4.33% in the third quarter of 2017 was 10 basis points higher than the third quarter of 2016. Interest income on investment securities increased $1.1 million compared to the third quarter of 2016 due primarily to a $209.0 million increase in average investment securities to $815.8 million for the third quarter of 2017.

Total interest expense of $6.6 million in the third quarter of 2017 was $2.1 million greater than the $4.5 million reported for the same period in 2016. The cost of average interest-bearing liabilities increased from 0.53% in the third quarter of 2016 to 0.71% in the third quarter of 2017. The increase in the cost of interest-bearing liabilities was due primarily to an increase in the cost of borrowings as well as an increasingly competitive market for deposits resulting from a higher interest rate environment. The 49 basis point increase in the cost of borrowings was due primarily to the $75.0 million issuance of subordinated debt in September 2016 bearing a rate of 5.125%. The prepayment of FHLB borrowings and term repurchase agreements mitigated the impact of the subordinated debt. The cost of interest-bearing liabilities was impacted by an increase in the cost of interest-bearing transaction accounts and time deposits which increased by 15 basis points and 22 basis points, respectively. Average time deposits increased from $533.2 million in the third quarter of 2016 to $645.3 million in the third quarter of 2017 as a result of a certificate of deposit promotion in the third quarter of 2017.

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

In the third quarter of 2017, a $1.8 million provision for loan and lease losses was recorded, which was equivalent to the same period last year. The Company charged off $869,000 and recovered $144,000 in the third quarter of 2017 compared to $1.3 million and $212,000, respectively, in the third quarter of 2016. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income of $5.5 million in the third quarter of 2017 decreased by $963,000 compared to $6.4 million in the third quarter of 2016. This decrease was primarily due to $863,000 in death benefits received on bank owned life insurance in the third quarter of 2016. Service charges on deposit accounts of $2.8 million in the third quarter of 2017 increased $182,000 compared to the same period last year, due primarily to changes in the fee structure on deposit accounts. Gains on sales of loans decreased $275,000, while other income decreased $267,000 compared to the same period in 2016. Within other income, gains on sales of other real estate owned and swap fee income decreased $151,000 and $342,000, respectively, partially offset by $175,000 in gains on the sale of a former branch.

Noninterest Expense

Noninterest expense in the third quarter of 2017 totaled $24.8 million, which was $1.2 million less than the $26.0 million reported for the third quarter of 2016. Included in noninterest expense in the third quarter of 2016 was $1.7 million in merger related expenses. Salaries and employee benefits expense of $15.1 million increased $474,000 or 3% from the same period last year, primarily due to year-over-year increases in employee salary and benefit costs. Furniture and equipment expense increased $197,000, compared to the third quarter of 2016, due primarily to an increase in service agreements. FDIC insurance expense of $430,000 in the third quarter of 2017 decreased $285,000 compared to the same period last year, due primarily to the decreased non-performing loans and increased capital levels. In the third quarter of 2017, telecommunications and data processing expenses decreased $99,000 and $77,000, respectively, while other real estate and other repossessed asset expense increased $99,000 compared to the same period last year. The decrease in telecommunications and data processing expense resulted from the integration of Harmony Bank’s systems into Lakeland’s systems which did not occur until the end of the third quarter of 2016. The Company’s efficiency ratio, a non-GAAP financial measure, was 51.7% in the third quarter of 2017, compared to 53.4% for the same period last year. The decrease in this ratio reflects a 6% increase in revenue as well as the realization of cost savings from the Pascack and Harmony acquisitions, and the closure of four branches in the second half of 2016. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Three Months Ended September 30,
	2017	2016
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$24,849	$26,006
Amortization of core deposit intangibles	(104)	(201)
Merger related expenses	—	(1,697)

Noninterest expense, as adjusted	$24,745	$24,108

Net interest income	$42,115	$38,518
Noninterest income	5,454	6,417

Total revenue	47,569	44,935
Tax-equivalent adjustment on municipal securities	271	253

Total revenue, as adjusted	$47,840	$45,188

Efficiency ratio	51.7%	53.4%

Income Tax Expense

The effective tax rate in the third quarter of 2017 was 34.3% compared to 34.0% during the same period last year primarily as a result of a decrease in tax advantaged items as a percent of pretax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

Net Income

Net income was $39.4 million, or $0.82 per diluted share, for the first nine months of 2017 compared to net income of $29.6 million, or $0.69 per diluted share, for the first nine months of 2016. Excluding the impact of merger related expenses, net income would have been $32.3 million or $0.76 per diluted share for the first nine months of 2016. Net interest income of $122.9 million for the first nine months of 2017 increased $15.4 million from the first nine months of 2016 reflecting an increase in interest-earning assets resulting from organic growth and an increase in market rates.

Net Interest Income

Net interest income on a tax equivalent basis for the first nine months of 2017 was $123.7 million, compared to $108.2 million for the first nine months of 2016. The net interest margin decreased from 3.47% in the first nine months of 2016 to 3.38% in the first nine months of 2017 primarily as a result of a 14 basis point increase in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing liabilities was due primarily to an increase in the cost of borrowings resulting from the subordinated debt issuance in the third quarter of 2016 as well as higher costs of deposits. The decrease in net interest margin was somewhat mitigated by an increase in interest income earned on free funds (interest-earning assets funded by noninterest-bearing liabilities) resulting from an increase in average noninterest-bearing deposits of $130.0 million. The components of net interest income will be discussed in greater detail below.

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

	For the Nine Months Ended,			For the Nine Months Ended,
	September 30, 2017			September 30, 2016
			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (1)	$3,993,030	$127,453	4.27%	$3,481,053	$109,687	4.21%
Taxable investment securities and other	704,645	11,137	2.11%	500,110	8,285	2.21%
Tax-exempt securities	109,747	2,362	2.87%	84,161	2,000	3.17%
Federal funds sold (2)	90,128	618	0.91%	100,866	341	0.45%

Total interest-earning assets	4,897,550	141,570	3.87%	4,166,190	120,313	3.86%
Noninterest-earning assets:
Allowance for loan and lease losses	(32,512)			(30,980)
Other assets	367,245			351,769

TOTAL ASSETS	$5,232,283			$4,486,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings accounts	$489,562	$208	0.06%	$483,140	$237	0.07%
Interest-bearing transaction accounts	2,247,674	7,344	0.44%	1,816,003	4,346	0.32%
Time deposits	587,086	4,009	0.91%	495,278	2,912	0.78%
Borrowings	364,391	6,323	2.29%	384,024	4,648	1.61%

Total interest-bearing liabilities	3,688,713	17,884	0.65%	3,178,445	12,143	0.51%
Noninterest-bearing liabilities:
Demand deposits	949,474			819,459
Other liabilities	29,653			26,630
Stockholders’ equity	564,443			462,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,232,283			$4,486,979

Net interest income/spread		123,686	3.22%		108,170	3.35%

Tax equivalent basis adjustment		827			700

NET INTEREST INCOME		$122,859			$107,470

Net interest margin (3)			3.38%			3.47%

(1)	Includes non-accrual loans, the effect of which is to reduce the yield earned on loans, and deferred loan fees.
(2)	Includes interest-bearing cash accounts.
(3)	Net interest income divided by interest-earning assets.

Interest income on a tax equivalent basis increased from $120.3 million in the first nine months of 2016 to $141.6 million in the first nine months of 2017, an increase of $21.3 million, or 18%. The increase in interest income was due primarily to growth in loans, as average loans and leases increased $512.0 million compared to the first nine months of 2016 resulting from organic growth and the impact of the acquisition of Harmony Bank on July 1, 2016. The yield on average loans and leases at 4.27% in the first nine months of 2017 was 6 basis points higher than the first nine months of 2016.    The yield on average taxable and tax-exempt investment securities decreased by 10 and 30 basis points, respectively, compared to the first nine months of 2016. The reduction in the yield of taxable investment securities resulted primarily from $358,000 in income on called U.S. government agency securities received in the first nine months of 2016. The reduction in yields on tax-exempt investment securities was due primarily to maturing securities at higher rates and new purchases of shorter-term securities at lower rates.

Total interest expense of $17.9 million in the first nine months of 2017 was $5.7 million greater than the $12.1 million reported for the same period in 2016. The cost of average interest-bearing liabilities increased from 0.51% in the first nine months of 2016 to 0.65% in the first nine months of 2017. The increase in the cost of interest-bearing liabilities was due primarily to an increase in the cost of borrowings as well as an increasingly competitive market for deposits. The 68 basis point increase in the cost of borrowings was due primarily to the $75.0 million issuance of subordinated debt in September 2016 bearing a rate of 5.125%. Also impacting the cost of interest-bearing liabilities was an increase in the cost of interest-bearing transaction accounts and time deposits which increased by 12 basis points and 13 basis points, respectively.

Provision for Loan and Lease Losses

In the first nine months of 2017, a $4.9 million provision for loan and lease losses was recorded, which was $1.0 million higher than the provision for the same period last year. The higher provision resulted from commercial real estate loan growth and higher charge-offs in commercial construction loans. The Company charged off $3.1 million and recovered $907,000 in the first nine months of 2017 compared to $3.9 million and $508,000, respectively, in the first nine months of 2016. For more information regarding the determination of the provision, see “Risk Elements” below.

Noninterest Income

Noninterest income of $19.7 million in the first nine months of 2017 increased by $3.5 million compared to $16.2 million in the first nine months of 2016. Included in noninterest income in the first nine months of 2017 was $2.5 million in gains on sales of investment securities, which compares to $370,000 during the same period last year. Service charges on deposit accounts of $7.9 million in the first nine months of 2017 was $346,000 higher than the same period in 2016 due to the same reason discussed in the quarterly comparison. Commissions and fees of $3.5 million in the first nine months of 2017 increased $289,000 compared to the same period last year due primarily to increases in credit card related merchant service fees. Gains on sales of loans of $1.3 million decreased $251,000 compared to the first nine months of 2016 due primarily to a reduced volume of sales. Income on bank owned life insurance of $1.6 million for the first nine months of 2017 decreased $575,000 compared to the same period in 2016 due to the same reason discussed in the quarterly comparison. Other income of $2.8 million in the first nine months of 2017 was $1.5 million higher than the same period in 2016 due primarily to a $246,000 increase in gains on sales of other real estate owned, a $324,000 gain on the payoff of an acquired loan and $881,000 in gains on the sale of three former branches.

Noninterest Expense

Noninterest expense in the first nine months of 2017 totaled $78.7 million, which was $3.5 million greater than the $75.1 million reported for the first nine months of 2016. During the first nine months of 2017, the Company incurred $2.8 million in long-term debt prepayment penalties, and in the first nine months of 2016, the Company incurred $4.1 million in merger related expenses. Salaries and employee benefits expense of $45.6 million, increased $3.8 million from the same period last year, primarily due to the addition of Harmony employees during the second half of 2016 and year-over-year increases in employee salary and benefit costs. Stationary, supplies and postage increased $148,000 compared to the first nine months of 2016 due primarily to consumer deposit mailings during the second quarter of 2017. Marketing expense of $1.4 million in the first nine months of 2017 increased $228,000 compared to the same period last year due primarily to advertising related to the opening of the new branch in New York as well as new marketing efforts directed at the Ocean county region. FDIC insurance expense of $1.2 million in the first nine months of 2017 decreased $813,000 compared to the same period last year, due primarily to the same reasons discussed in the quarterly comparison. Telecommunications expense of $1.2 million decreased $133,000 resulting from a reduction of branches and from the integration of Harmony Bank’s systems into Lakeland’s systems at the end of third quarter 2017. Other expenses of $7.7 million in the first nine months of 2017 increased $657,000 compared to the first nine months of 2016 primarily due to higher audit, legal, training, correspondent and consulting fees.    The Company’s efficiency ratio, a non-GAAP financial measure, was 53.5% in the first nine months of 2017, compared to 56.5% for the same period last year. The decrease in this ratio reflects a 14% increase in revenue as well as the realization of cost savings from the Pascack and Harmony acquisitions, and the closure of seven branches in 2016. The Company uses this ratio because it believes that the ratio provides a good comparison of period-to-period performance and because the ratio is widely accepted in the banking industry. The following table shows the calculation of the efficiency ratio for the periods presented:

	For the Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Calculation of Efficiency Ratio
Total noninterest expense	$78,685	$75,145
Less:
Amortization of core deposit intangibles	(489)	(532)
Long-term debt prepayment penalty	(2,828)	—
Merger related expenses	—	(4,103)
Provision for unfunded lending commitments	—	(438)

Noninterest expense, as adjusted	$75,368	$70,072

Net interest income	$122,859	$107,470
Noninterest income	19,659	16,169

Total revenue	142,518	123,639
Tax-equivalent adjustment on municipal securities	827	700
Gains on sales of investment securities	(2,524)	(370)

Total revenue, as adjusted	$140,821	$123,969

Efficiency ratio	53.5%	56.5%

Income Tax Expense

The effective tax rate in the first nine months of 2017 was 33.2% compared to 33.8% during the same period last year. The decrease in the effective tax rate was due primarily to the implementation of ASU 2016-09 during the first quarter of 2017 which resulted in a $582,000 tax benefit related to excess tax benefits from the exercise of stock options and the vesting of restricted stock and RSUs.

Financial Condition

The Company’s total assets increased $306.4 million from December 31, 2016, to $5.40 billion at September 30, 2017. Total loans net of deferred fees were $4.09 billion, an increase of $218.6 million, or 6%, from $3.87 billion at December 31, 2016. Total deposits were $4.36 billion, an increase of $264.2 million, or 6%, from December 31, 2016.

Loans and Leases

Gross loans and leases of $4.09 billion at September 30, 2017 increased $219.0 million from December 31, 2016, primarily in the commercial loans secured by real estate category which increased $220.3 million, or 9%, during that time period. Real estate construction loans increased $30.1 million, or 14%, while residential mortgages decreased $20.0 million, or 6%. The decline in residential mortgages results from a decline in mortgage demand as well as a decision to sell most of the residential loans that the Company originates. For more information on the loan portfolio, see Note 5 in Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Risk Elements

Non-performing assets, excluding PCI loans, decreased from $21.5 million at December 31, 2016 to $14.7 million at September 30, 2017, primarily in the commercial secured by real estate and residential mortgages categories, which decreased $5.1 million and $1.6 million, respectively. The percentage of non-performing assets to total assets decreased from 0.42% at December 31, 2016 to 0.27% at September 30, 2017. Non-accrual loans at September 30, 2017 included one loan relationship with a balance of $1 million or over, totaling $1.5 million, and 4 loan relationships between $500,000 and $1.0 million, totaling $2.4 million.

There were $9,000 in loans and leases past due ninety days or more and still accruing at September 30, 2017 compared to $10,000 at December 31, 2016. These loans primarily consist of consumer loans which are generally placed on non-accrual and reviewed for charge-off when principal and interest payments are four months in arrears unless the obligations are well-secured and in the process of collection.

On September 30, 2017, the Company had $11.3 million in loans that were troubled debt restructurings and accruing interest income compared to $8.8 million at December 31, 2016. Troubled debt restructurings are those loans where the Company has granted concessions to the borrower in payment terms, either in rate or in term, as a result of the financial condition of the borrower.

On September 30, 2017, the Company had $21.6 million in impaired loans (consisting primarily of non-accrual and restructured loans and leases) compared to $25.3 million at year-end 2016. The Company also had purchased credit impaired loans from the Pascack and Harmony acquisitions with carrying values of $198,000 and $524,000, respectively, at September 30, 2017. For more information on impaired loans and leases see Note 5 in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The valuation allowance for impaired loans is based primarily on the fair value of the underlying collateral. Based on such evaluation, $504,000 of the allowance for loan and lease losses has been allocated for impairment at September 30, 2017 compared to $529,000 at December 31, 2016. At September 30, 2017, the Company also had $20.0 million in loans and leases that were rated substandard that were not classified as non-performing or impaired compared to $28.7 million at December 31, 2016.

There were no loans and leases at September 30, 2017, other than those designated non-performing, impaired or substandard, where the Company was aware of any credit conditions of any borrowers or obligors that would indicate a strong possibility of the borrowers not complying with present terms and conditions of repayment and which may result in such loans and leases being included as non-accrual, past due or renegotiated at a future date.

The following table sets forth for the periods presented, the historical relationships among the allowance for loan and lease losses, the provision for loan and lease losses, the amount of loans and leases charged-off and the amount of loan and lease recoveries:

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
(dollars in thousands)	2017	2016	2016
Balance of the allowance at the beginning of the year	$31,245	$30,874	$30,874

Loans and leases charged off:
Commercial, secured by real estate	(618)	(393)	(410)
Commercial, industrial and other	(430)	(796)	(796)
Leases	(250)	(319)	(366)
Real estate - mortgage	(408)	(692)	(1,103)
Real estate - construction	(609)	—	—
Home equity and consumer	(784)	(1,661)	(1,980)

Total loans charged off	(3,099)	(3,861)	(4,655)

Recoveries:
Commercial, secured by real estate	390	212	297
Commercial, industrial and other	150	106	202
Leases	39	26	31
Real estate - mortgage	3	5	8
Real estate - construction	24	—	18
Home equity and consumer	301	159	247

Total recoveries	907	508	803

Net charge-offs:	(2,192)	(3,353)	(3,852)
Provision for loan and lease losses	4,872	3,848	4,223

Ending balance	$33,925	$31,369	$31,245

Net charge-offs as a percentage of average loans and leases outstanding	0.07%	0.13%	0.11%
Allowance as a percentage of total loans and leases oustanding	0.83%	0.83%	0.81%

The Company continually evaluates, through its governance process, the development of the allowance for loan and lease losses methodology. During the third quarter of 2017, the Company refined and enhanced its quantitative framework by implementing a migration analysis to determine the historical loss factors. It also enhanced its qualitative framework to be responsive to the migration analysis. These enhancements are meant to increase the level of precision in the allowance for loan and lease losses and did not result in a change in the required allowance.

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

•

The establishment of reserve amounts for the unimpaired loans and leases in each portfolio based upon the determination of a loss emergence period, historical loss experience and management’s evaluation of key qualitative factors.

Consideration is given to the results of ongoing credit quality monitoring processes including the level of independent review and the Company’s reporting capabilities, the adequacy and expertise of the Company’s lending staff, underwriting policies, loss histories, trends in the portfolio, delinquency trends, the cyclical nature of economic and business conditions, and capitalization rates. Since many of the Company’s loans depend on the sufficiency of collateral as a secondary means of repayment, any adverse trend in the real estate markets could affect underlying values available to protect the Company against loss.

The overall balance of the allowance for loan and lease losses of $33.9 million at September 30, 2017 increased $2.7 million, from December 31, 2016, an increase of 9%. The change in the allowance within segments of the loan portfolio reflects changes in the non-performing loan and charge-off statistics within each segment as well as the level of growth in each segment.

Non-performing loans and leases of $13.5 million at September 30, 2017 decreased $6.9 million from December 31, 2016. The allowance for loan and lease losses as a percent of total loans was 0.83% at September 30, 2017 compared to 0.81% at December 31, 2016. Management believes, based on appraisals and estimated selling costs that the majority of its non-performing loans and leases are adequately secured and reserves on its non-performing loans and leases are adequate. Based upon the process employed and giving recognition to all accompanying factors related to the loan and lease portfolio, management considers the allowance for loan and lease losses to be adequate at September 30, 2017.

Investment Securities

For detailed information on the composition and maturity distribution of the Company’s investment securities portfolio, see Note 4 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased from $754.3 million at December 31, 2016 to $782.3 million at September 30, 2017, an increase of $28.0 million.

Deposits

Total deposits increased from $4.09 billion at December 31, 2016 to $4.36 billion at September 30, 2017, an increase of $264.2 million, or 6%. Noninterest-bearing deposits, savings and interest-bearing transaction accounts and time deposits increased $28.2 million, $60.9 million and $175.1 million, respectively.

Liquidity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when its subsidiary bank has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

Lakeland funds loan demand and operation expenses from several sources:

•	Net income. Cash provided by operating activities was $47.2 million for the first nine months of 2017 compared to $37.5 million for the same period in 2016.

•	Deposits. Lakeland can offer new products or change its rate structure in order to increase deposits. In the first nine months of 2017, Lakeland’s deposits increased $264.2 million.

•

Sales of securities. At September 30, 2017 the Company had $647.3 million in securities designated “available for sale.” Of these securities, $451.1 million were pledged to secure public deposits and for other purposes required by applicable laws and regulations.

•	Repayments on loans and leases can also be a source of liquidity to fund further loan growth.

•

Credit lines. As a member of the FHLB, Lakeland has the ability to borrow overnight based on the market value of collateral pledged. Lakeland had no overnight borrowings from the FHLB on September 30, 2017. Lakeland also has overnight federal funds lines available for it to borrow up to $210.0 million of which $102.9 million was outstanding at September 30, 2017. Lakeland may also borrow from the discount window of the Federal Reserve Bank of New York based on the market value of collateral pledged. Lakeland had no borrowings with the Federal Reserve Bank of New York as of September 30, 2017.

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

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statement for the nine months ended September 30, 2017 follows.

Cash and cash equivalents totaling $202.9 million on September 30, 2017 increased $27.1 million from December 31, 2016. Operating activities provided $47.2 million in net cash. Investing activities used $281.2 million in net cash, primarily reflecting an increase in loans and leases and the purchase of securities. Financing activities provided $261.2 million in net cash primarily reflecting the net increase in deposits of $264.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and deposit maturities. This constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2017. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After One	After Three
		Within	But Within	But Within	After
	Total	One Year	Three Years	Five Years	Five Years
	(dollars in thousands)
Minimum annual rentals on noncancellable operating leases	$30,213	$3,146	$5,881	$4,752	$16,434
Benefit plan commitments	6,041	374	793	793	4,081
Remaining contractual maturities of time deposits	720,040	528,943	161,042	30,055	—
Subordinated debentures	104,872	—	—	——	104,872
Loan commitments	936,480	633,335	129,993	40,902	132,250
Other borrowings	196,539	81,307	105,056	10,176	—
Interest on other borrowings*	59,716	7,554	12,141	10,164	29,857
Standby letters of credit	14,859	12,649	2,098	32	80

Total	$2,068,760	$1,267,308	$417,004	$96,874	$287,574

*Includes interest on other borrowings and subordinated debentures at a weighted rate of 2.80%.

Capital Resources

Total stockholders’ equity increased from $550.0 million on December 31, 2016 to $577.1 million on September 30, 2017, an increase of $27.0 million. Book value per common share increased to $12.19 on September 30, 2017 from $11.65 on December 31, 2016. Tangible book value per share increased from $8.70 per share on December 31, 2016 to $9.25 per share on September 30, 2017, an increase of 6%. Please see “Non-GAAP Financial Measures” below. The increase in stockholders’ equity from December 31, 2016 to September 30, 2017 was primarily due to $39.4 million of net income, partially offset by the payment of cash dividends on common stock of $14.1 million.

The Company and Lakeland are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material adverse effect on the Company or Lakeland’s financial statements. As of September 30, 2017, the Company and Lakeland met all capital adequacy requirements to which they are subject.

The final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2017, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.

The capital ratios for the Company and Lakeland for the periods presented are as follows:

	Tier 1 Capital to Total Average Assets Ratio		Common Equity Tier 1 to Risk-Weighted Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
The Company	9.07%	9.07%	10.13%	10.11%	10.82%	10.85%	13.37%	13.48%
Lakeland Bank	10.05%	10.21%	11.99%	12.21%	11.99%	12.21%	12.83%	13.03%
Required capital ratios including conservation buffer	4.00%	4.00%	5.75%	5.125%	7.25%	6.625%	9.25%	8.625%
“Well capitalized” institution under FDIC Regulations	5.00%	5.00%	6.50%	6.50%	8.00%	8.00%	10.00%	10.00%

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

	September 30,	December 31,
(dollars in thousands, except per share amounts)	2017	2016
Calculation of Tangible Book Value per Common Share

Total common stockholders’ equity at end of period - GAAP	$577,081	$550,044
Less:
Goodwill	136,433	135,747
Other identifiable intangible assets, net	2,526	3,344

Total tangible common stockholders’ equity at end of - period Non-GAAP	$438,122	$410,953

Shares outstanding at end of period	47,353	47,223

Book value per share - GAAP	$12.19	$11.65

Tangible book value per share - Non-GAAP	$9.25	$8.70

Calculation of Tangible Common Equity to Tangible Assets

Total tangible common stockholders’ equity at end of - period Non-GAAP	$438,122	$410,953

Total assets at end of period	$5,399,481	$5,093,131
Less:
Goodwill	136,433	135,747
Other identifiable intangible assets, net	2,526	3,344

Total tangible assets at end of period - Non-GAAP	$5,260,522	$4,954,040

Common equity to assets - GAAP	10.69%	10.80%

Tangible common equity to tangible assets - Non-GAAP	8.33%	8.30%

	For the Three Months Ended,		For the Nine Months ended,
(dollars in thousands)	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Calculation of Return on Average Tangible Common Equity
Net income - GAAP	$13,723	$11,327	$39,405	$29,565

Total average common stockholders’ equity	$574,113	$495,343	$564,443	$462,445
Less:
Average goodwill	136,433	136,392	135,981	128,774
Average other identifiable intangible assets, net	2,606	3,685	2,981	3,146

Total average tangible common stockholders’ equity - Non-GAAP	$435,074	$355,266	$425,481	$330,525

Return on average common stockholders’ equity - GAAP	9.48%	9.10%	9.33%	8.54%

Return on average tangible common stockholders’ equity - Non-GAAP	12.51%	12.68%	12.38%	11.95%

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Reconciliation of Earnings per Share
Net income - GAAP	$13,723	$11,327	$39,405	$29,565

Non-routine transactions, net of tax
Tax deductible merger related expenses	—	893	—	1,915
Non-tax deductible merger related expenses	—	187	—	866

Net effect of non-routine transactions	—	1,080	—	2,781

Net income available to common shareholders excluding non-routine transactions	13,723	12,407	39,405	32,346
Less: Earnings allocated to participating securities	(122)	(114)	(362)	(275)

	$13,601	$12,293	$39,043	$32,071

Weighted average shares - Basic	47,466	44,439	47,429	42,211
Weighted average shares - Diluted	47,692	44,659	47,660	42,390

Basic earnings per share, GAAP	$0.29	$0.25	$0.82	$0.69
Diluted earnings per share, GAAP	$0.29	$0.25	$0.82	$0.69

Basic earnings per share, adjusted for non-routine transactions	$0.29	$0.28	$0.82	$0.76
Diluted earnings per share, adjusted for non-routine transactions	$0.29	$0.28	$0.82	$0.76

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

The starting point (or “base case”) for the following table is an estimate of the following year’s net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net interest income estimated for the next twelve months (the base case) is $165.2 million. The information provided for net interest income assumes that changes in interest rates of plus 200 basis points and minus 200 basis points change gradually in equal increments (“rate ramp”) over the twelve month period.

	Changes in Interest Rates
Rate Ramp	+200 bp	-200 bp
Asset/Liability policy limit	-5.0%	-5.0%

September 30, 2017	-0.6%	-3.2%
December 31, 2016	-0.5%	-2.4%

The Company’s review of interest rate risk also includes policy limits for net interest income changes in various “rate shock” scenarios. Rate shocks assume that current interest rates change immediately. The information provided for net interest income assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	-15.0%	-10.0%	-5.0%	-5.0%

September 30, 2017	1.5%	1.1%	0.7%	-6.1%
December 31, 2016	1.9%	1.4%	0.9%	-4.8%

The base case for the following table is an estimate of the Company’s net portfolio value for the periods presented using current discount rates, and assuming the Company’s interest-sensitive assets and liabilities remain at period-end levels. The net portfolio value at September 30, 2017 (the base case) was $759.2 million. The information provided for the net portfolio value assumes fluctuations or “rate shocks” for changes in interest rates as shown in the table below. Rate shocks assume that current interest rates change immediately.

	Changes in Interest Rates
Rate Shock	+300 bp	+200 bp	+100 bp	-100 bp
Asset/Liability policy limit	-25.0%	-20.0%	-10.0%	-10.0%

September 30, 2017	-5.5%	-3.4%	-1.3%	-0.7%
December 31, 2016	-7.5%	-4.9%	-2.2%	0.4%

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

(b)        Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 8, 2017